Form 10-Q/A
period 2004-06-30
WILSHIRE BANCORP INC
filed 2004-09-21
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________
FORM 10-Q/A

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,052,195 shares of common stock, no par value per share, outstanding as of August 30, 2004.

WILSHIRE BANCORP, INC.
QUARTERLY REPORT ON FORM 10-Q/A

NOTE THAT THIS FORM 10-Q/A HAS BEEN FILED TO REPLACE IN ITS ENTIRETY THE FORM 10-Q PREVIOUSLY FILED ON SEPTEMBER 7, 2004, TO INCLUDE A CORRECTED COPY OF EXHIBIT 99.1, WILSHIRE STATE BANK’S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004 AS FILED WITH THE FEDERAL DEPOSIT INSURANCE CORPORATION.

i

EXPLANATORY NOTE

Wilshire Bancorp, Inc. (the “Company”) is a California corporation that was incorporated for the sole purpose of becoming the holding company of Wilshire State Bank upon the consummation of the reorganization between the Company, Wilshire State Bank and Interim Wilshire Bancorp, Inc. pursuant to an Agreement and Plan of Merger. A copy of the Agreement and Plan of Merger was attached as Annex A to the Company's Form S-4 (Registration Statement No. 333-114142) as amended to date and as declared effective with the Securities and Exchange Commission on July 23, 2004. At the Annual Meeting of Shareholders of Wilshire State Bank on August 25, 2004, the shareholders of Wilshire State Bank approved and adopted the Agreement and Plan of Merger. The reorganization was completed on August 26, 2004.

As of June 30, 2004, the end of the quarterly period for which this Quarterly Report on Form 10-Q/A is filed, the Company was a wholly-owned subsidiary of Wilshire State Bank, and had nominal assets and liabilities, and had not conducted operations other than of an organizational nature.

Prior to the completion of the reorganization, Wilshire State Bank was subject to the information, reporting and proxy statement requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, Wilshire State Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company will succeed to the reporting obligations of Wilshire State Bank and the reporting obligations of Wilshire State Bank with the FDIC will terminate. Filings made by the Company under the Exchange Act, as amended, will be made with the Securities and Exchange Commission rather than with the FDIC. Attached to this Form 10-Q/A, as Exhibit 99.1, is Wilshire State Bank's Form 10-Q for the quarter ended June 30, 2004.

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

1

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: September 21, 2004	By:	/s/ Brian E. Cho

Brian E. Cho Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Wilshire State Bank’s Form 10-Q for the quarter ended June 30, 2004

3