Form 10-Q
period 2004-09-30
WILSHIRE BANCORP INC
filed 2004-11-15
CIK 1285224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________

FORM 10-Q

(Mark One)
x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

OR

¨	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50923
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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of Common Stock of the registrant outstanding as of October 31, 2004 was 14,062,315.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

Part I  FINANCIAL INFORMATION

Item 1.	Financial Statements	Page
	Condensed Consolidated Statements of Financial
	Condition (unaudited) at September 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Operations (unaudited) -
	three months and nine months ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Comprehensive Income
	(unaudited) - three months and nine months ended
	September 30, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited)
	- nine months ended September 30, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	44
Part II OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults upon Senior Securities	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		49

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS:

Cash and due from banks	$47,712,502	$62,486,069
Federal funds sold and other cash equivalents	68,000,000	58,000,000
Cash and cash equivalents	115,712,502	120,486,069

Interest-bearing deposits in other financial institutions	2,506	201,496
Securities available for sale - at fair value (amortized cost of
$65,597,533 and $56,701,168 at September 30, 2004 and
December 31, 2003, respectively)	65,497,472	56,995,301
Securities held to maturity - at amortized cost (fair value of
$26,320,241 and $23,391,193 at September 30, 2004 and
December 31, 2003, respectively)	26,309,348	23,427,296
Interest only strip - at fair value (amortized cost of $1,492,758
and $725,410 at September 30, 2004 and December 31, 2003, respectively)	1,456,102	847,306
Loans held for sale, at the lower of cost or market	24,463,543	18,101,665
Loans receivable, net of allowance for loan losses of $11,130,565 and $9,011,071 at September 30, 2004 and
December 31, 2003, respectively	937,235,351	729,892,686
Bank premises and equipment, net	5,338,416	4,802,489
Federal Home Loan Bank stock	4,278,200	1,509,500
Accrued interest receivable	3,571,657	2,685,200
Other real estate owned	-	377,200
Deferred income taxes	4,454,670	3,797,678
Servicing asset	4,064,135	3,282,683
Due from customers on acceptances	2,312,226	2,750,315
Cash surrender value of life insurance	11,435,024	11,101,704
Other assets	5,769,427	3,004,974

TOTAL	$1,211,900,579	$983,263,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits :
Noninterest-bearing	$255,719,171	$238,018,220
Interest-bearing:
Savings	24,913,514	26,467,729
Time deposits of $100,000 or more	418,103,529	307,710,163
Other time deposits	120,623,172	113,528,786
Money markets and Nows	228,224,968	170,791,279
Total deposits	1,047,584,354	856,516,177

Federal Home Loan Bank borrowing	45,000,000	29,000,000
Junior subordinated debentures	25,464,000	25,464,000
Accrued interest payable	2,747,947	2,103,244
Acceptances outstanding	2,312,226	2,750,315
Other liabilities	5,424,329	8,688,485

Total liabilities	1,128,532,856	924,522,221

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares;	-	-
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 14,052,195 and 12,951,364 shares at
September 30, 2004 and December 31, 2003, respectively	38,997,171	28,391,427
Accumulated other comprehensive (loss) income - unrealized (loss) gain on available
for sale securities and interest only strip	(44,545)	203,331
Retained earnings	44,415,097	30,146,583
Total shareholders’ equity	83,367,723	58,741,341

TOTAL	$1,211,900,579	$983,263,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

INTEREST INCOME:
Interest and fees on loans	$14,836,911	$10,023,611	$39,448,958	$27,127,013
Interest on investment securities and deposits in other financial institutions	786,613	590,992	2,149,865	1,761,672
Interest on federal funds sold and other cash equivalents	301,619	113,379	584,397	487,969
Total interest income	15,925,143	10,727,982	42,183,220	29,376,654

INTEREST EXPENSE:
Deposits	4,312,714	2,816,913	11,150,356	8,114,068
Interest on other borrowings	498,933	163,226	1, 276,079	464,780
Total interest expense	4,811,647	2,980,139	12,426,435	8,578,848

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	11,113,496	7,747,843	29,756,785	20,797,806

PROVISION FOR LOAN LOSSES	1,450,000	755,123	3,016,711	1, 550,763

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,663,496	6,992,720	26,740,074	19,247,043

NONINTEREST INCOME:
Service charges on deposit accounts	1,892,169	1,571,808	5,548,730	5,076,599
Gain on sale of loans	2,730,952	1,644,038	6,902,066	3,757,616
Loan-related servicing income	590,129	378,908	1,763,441	1,413,633
Loan referral fee income	-	126,410	99,520	312,737
Loan packaging fee	64,317	112,131	324,361	312,443
Income from other earning assets	175,223	143,864	476,313	339,772
Other income	494,083	217,111	1,092,203	529,067
Total noninterest income	5,946,873	4,194,270	16,206,634	11,741,867

NONINTEREST EXPENSES:
Salaries and employee benefits	3,709,045	3,114,934	10,385,656	8,798,142
Occupancy and equipment	711,130	569,317	1,996,194	1,570,826
Data processing	454,921	355,719	1,228,322	1,198,809
Loan referral fees	292,997	309,704	896,621	646,019
Professional fees	332,798	273,681	752,433	544,870
Directors’ fees	123,550	116,150	332,100	315,300
Office supplies	137,723	116,687	383,296	354,893
Advertising	175,972	54,565	378,697	94,617
Communications	82,000	83,854	244,551	267,875
Deposit insurance premiums	32,865	26,951	95,244	161,810
Outsourced service for customers	361,061	250,349	985,625	683,665
Other operating	714,026	462,466	1,594,455	886,235
Total noninterest expenses	7,128,088	5,734,377	19,273,194	15,523,061

INCOME BEFORE INCOME TAX PROVISION	8,482,281	5,452,613	23,673,514	15,465,849

INCOME TAX PROVISION	3,382,000	2,122,000	9,405,000	6,128,000

NET INCOME	$5,100,281	$3,330,613	$14,268,514	$9,337,849

EARNINGS PER SHARE
Basic	$0.36	$0.26	$1.04	$0.73

Diluted	$0.36	$0.23	$1.00	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$5,100,281	$3,330,613	$14,268,514	$9,337,849
Other comprehensive income, net of tax:
Unrealized gains(losses) on securities available for sale and interest-only strip:
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax expense of $335,648 for the three months ended September 30,2004 and net of tax benefit of $204,420 for the three months ended September 30, 2003 and net of tax benefit of $165,562 for the nine months ended September 30, 2004 and
net of tax benefit of $19,014 for the nine months ended September 30, 2003	463,514	(282,294)	(228,632)	(26,258)
Unrealized holding gains (losses) on interest only strips arising during period, net of tax expense of $35,157 for the three months ended September 30, 2004 and net of tax benefit of $33,825 for the three months ended September 30,2003 and net of tax benefit of $101,346 for the nine months ended September 30, 2004 and
net of tax benefit of $19,097 for the nine months ended September 30, 2003	34,197	(46,711)	(57,206)	(26,372)
Unrealized holding gains on interest rate SWAP arising during period,
net of tax expense of $25,308 for the nine months ended September 30, 2004	-	-	37,962	-

Other comprehensive income (expense), net of tax:	497,711	(329,005)	(247,876)	(52,630)

Comprehensive income	$5,597,992	$3,001,608	$14,020,638	$9,285,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,268,514	$9,337,849
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	814,545	953,863
Provision for loan losses	3,016,711	1,550,763
Deferred tax benefit	(352,122)	(318,490)
Gain on disposition of bank premises and equipment	(4,706)	(22,974)
Gain on sale of loans	(6,902,066)	(3,757,616)
Origination of loans held for sale	(78,155,201)	(43,970,077)
Tax benefit from exercise of stock options	8,841,664	7,308
Proceeds from sale of loans held for sale	67,387,602	48,942,983
Loss on sale of other real estate owned	3,967	-
Purchase of Bank Owned Life Insurance	-	(10,500,000)
Change in cash surrender value of life insurance	(333,320)	(287,595)
Servicing assets capitalization	(1,503,058)	(1,155,716)
Servicing assets amortization	721,606	414,678
Increase in interest-only strip	(767,348)	(422,022)
Increase in accrued interest receivable	(886,457)	(325,748)
Increase in other assets	(2,764,453)	(1,530,621)
Increase in accrued interest payable	644,703	343,289
(Decrease) Increase in other liabilities	(3,264,156)	2,102,208

Net cash provided by operating activities	766,425	1,362,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other financial institutions	198,990	988,215
Purchases of investment securities available for sale	(40,854,028)	(45,935,938)
Purchases of investment securities held to maturity	(8,987,338)	(18,826,250)
Proceeds from matured or called securities (AFS)	31,725,795	36,970,989
Proceeds from matured or called securities (HTM)	6,100,000	17,443,208
Net increase in loans receivable	(210,359,376)	(176,166,768)
Proceeds from sale of other loans	11,307,787	-
Proceeds from sale of other real estate owned	373,233	-
Purchases of premises and equipment	(1,109,647)	(757,907)
Purchase of FHLB stock	(2,768,700)	(996,700)
Proceeds from disposition of bank equipment	1,036	(28,894)

Net cash used in investing activities	(214,372,248)	(187,310,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	191,068,177	167,614,434
Increase in Federal Home Loan Bank borrowing	16,000,000	20,000,000
Stock dividend paid in cash for fractional shares	-	(1,077)
Proceeds from exercise of stock options	1,764,079	292,092

Net cash provided by financing activities	208,832,256	187,905,449

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,773,567)	1,957,486

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,486,069	99,263,503

CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,712,502	$101,220,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,781,732	$5,015,460
Income taxes paid	$130,000	$1,775,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (the “Company,” "we," "us," or "our," hereafter)) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004.  As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company.

Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

Our Corporate Headquarters and the Bank’s Main Office are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have twelve full-service Bank branch offices in southern California located in Koreatown, downtown Los Angeles, Huntington Park, Gardena, the San Fernando Valley, Cerritos, Tustin, Rowland Heights, Buena Park, and Garden Grove. We also have six loan production offices utilized primarily for the origination of loans under our the BankSmall Business Administration (“SBA”) lending program in Oklahoma City, Oklahoma; Seattle, Washington; Dallas, Texas; San Antonio, Texas; Las Vegas, Nevada; and the San Jose, California area (Milpitas, California).

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company (the Bank for periods prior to August 26, 2004) and its wholly owned subsidiary. The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of September 30, 2004 and December 31, 2003, the related statements of operations and comprehensive income for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows for the nine months ended September 30, 2004 and 2003. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bank’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2003, unless otherwise noted.

Note 3. Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There was a two-for-one stock split of the Company’s common shares for shareholders of record at the close of business on July 31, 2002, effective August 15, 2002, and a 100% stock dividend on November 30, 2003, effective December 17, 2003. There was a 10% stock dividend in May 2003 for the shareholders of record at the close of business on April 30, 2003. All basic and diluted earnings per share and number of shares outstanding in this report have been retroactively restated for the stock split and the stock dividends.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the specified periods:

	Three months ended September 30, 2004			Three months ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS	$5,100,281	14,022,645	$0.36	$3,330,613	12,916,734	$0.26
Effect of dilution	-	328,921	(0.00)	-	1,581,227	(0.03)
Diluted EPS	$5,100,281	14,351,566	$0.36	$3,330,613	14,497,961	$0.23

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS	$14,268,514	13,728,005	$1.04	$9,337,849	12,875,036	$0.73
Effect of dilution	-	491,080	(0.04)	-	1,454,616	(0.08)
Diluted EPS	$14,268,514	14,219,085	$1.00	$9,337,849	14,329,652	$0.65

There were 2,000 and 13,000 anti-dilutive stock options outstanding for the three months and nine months ended September 30, 2004 and 2003, respectively, for which the exercise price exceeded the average market price of the Company’s common stock during the period.

Note 4. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under this rule, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. At adoption and as of September 30, 2004, the Company does not have any intangible assets that will be subject to annual impairment testing in accordance with these Statements. The Company’s intangible assets that continue to be subject to amortization, loan servicing rights, were $4,064,135 and $2,902,855 (net of $1,273,679 and $1,045,822 accumulated amortization) as of September 30, 2004 and 2003, respectively. Amortization expense for intangible assets subject to amortization was $135,457 and $96,994 for the three months ended September 30, 2004 and 2003, respectively, and $381,840 and $284,751 for nine months ended September 30, 2004 and 2003, respectively, and is estimated to be approximately $542,000 annually for the next five fiscal years.

Note 5. Business Segment Information
The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services (“TFS”), and Small Business Administration Lending Services. The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations - The Company provides lending products, including commercial, consumer and real estate loans to its customers.

Trade Finance Services - The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include, among others, the issuance and collection of letters of credit, international collection, and import/export financing.

Small Business Administration Lending Services - The SBA department mainly provides customers of the Company access to the U.S. SBA-guaranteed lending program.

(Dollars in Thousands)	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
Business Segment	Banking Operations	TFS	SBA	Company	Banking Operations	TFS	SBA	Company
Net interest income	$8,112	$517	$2,485	$11,114	$5,451	$302	$1,995	$7,748
Less Provision for loan losses	294	841	315	1,450	815	(107)	47	755
Other operating income	2,575	467	2,904	5,946	1,732	388	2,074	4,194
Net revenue	10,393	143	5,074	15,610	6,368	797	4,022	11,187
Other operating expenses	5,944	162	1,022	7,128	4,730	185	819	5,734
Income(loss) before taxes	$4,449	$(19)	$4,052	$8,482	$1,638	$612	$3,203	$5,453
Business segment assets	$801,760	$42,739	$136,849	$981,348	$561,753	$25,804	$119,317	$706,874
Non-business segment assets				230,553				185,143
Total assets				$1,211,901				$892,017

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
Business Segment	Banking Operations	TFS	SBA	Company	Banking Operations	TFS	SBA	Company
Net interest income	$21,625	$1,322	$6,810	$29,757	$14,768	$930	$5,100	$20,798
Less Provision for loan losses	1,878	1,234	(95)	3,017	1,233	(118)	436	1,551
Other operating income	7,195	1,389	7,623	16,207	5,521	1,181	5,040	11,742
Net revenue	26,942	1,477	14,528	42,947	19,056	2,229	9,704	30,989
Other operating expenses	16,079	516	2,678	19,273	12,925	560	2,038	15,523
Income before taxes	$10,863	$961	$11,850	$23,674	$6,131	$1,669	$7,666	$15,466
Business segment assets	$801,760	$42,739	$136,849	$981,348	$561,753	$25,804	$119,317	$706,874
Non-business segment assets				230,553				185,143
Total assets				$1,211,901				$892,017

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 3,249,900 shares of the Company’s authorized but unissued common stock to managerial employees and directors. Exercise prices may not be less than the fair market value at the date of grant. As of September 30, 2004, 571,176 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted under the stock option plans expire not more than 10 years after the date of grant.

For the first nine months of 2004 and 2003, 3,000 shares and 13,000 shares were granted respectively. The estimated fair value of options granted during 2004 was $7.93 and was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions - no dividend yield, expected volatility of 19%, and risk-free interest rate of 3.45%. The estimated fair value of options granted during 2003 was $4.28 and was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions - no dividend yield, expected volatility of 20%, and risk-free interest rate of 2.58%. Had compensation cost for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended September 30 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income - as reported	$5,100,281	$3,330,613	$14,268,514	$9,337,849

Deduct: Total stock-based employee compensation expenses determined under fair value-based method for all awards - net of related tax effects	(45,653)	(38,671)	(111,398)	(110,573)
Pro forma net income	$5,054,628	$3,291,942	$14,157,116	$9,227,276
Earnings per share:
Basic - as reported	$0.36	$0.26	$1.04	$0.73
Basic - pro forma	$0.36	$0.25	$1.03	$0.72

Diluted - as reported	$0.36	$0.23	$1.00	$0.65
Diluted - pro forma	$0.35	$0.22	$1.00	$0.64

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. Commitments at September 30, 2004 are summarized as follows:

Commitments to extend credit    $52,268,000
Standby letters of credit        $ 2,907,000
Commercial letters of credit    $ 9,311,000

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. In September 2003, we entered into one interest rate swap agreement, under which we receive a fixed rate and pay a variable rate based on three-month LIBOR on the notional amount of $3 million. In January 2004, the swap arrangement was terminated without any gain or loss by mutual agreement between the Company and the brokerage company.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Note 8. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock.  An investment is impaired if the fair value of the investment is less than its cost.  EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent.  In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates.  Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on stockholders’ equity

In January 2003, the FASB issued Interpretation No. 46 — Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46, as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company, if that company was subject to a majority of the expected losses from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. For other variable interest entities, the latest effective date applicable to the Company was for the quarter ended September 30, 2004. The provisions of FIN 46R for us are required to be adopted prior to the first reporting period that ends after March 15, 2004. Our adoption of FIN 46 and FIN 46R did not have a significant impact on our financial position, results of operations or cash flows.

Note 9. Reclassifications

Certain reclassifications were made to the prior periods’ presentation to confirm to the current year’s presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three month and nine month periods ended September 30, 2004 and 2003, respectively. All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to two 10% stock dividends in March 2000 and in May 2003, a two-for-one stock split in August 2002, and a 100% stock dividend in December 2003. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through theuse of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2003, including the following:

·	if a significant number of our clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected,

·	our current level of interest rate spread may decline in the future, and any material reduction in our interest spread could have a material impact on our business and profitability,

·	the modification of the Federal Reserve Board’s current position on the capital treatment of our junior subordinated debt and trust preferred securities could have a material adverse effect on our financial condition and results of operations,

·	adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability,

·	we could be liable for breaches of security in our online banking services, and fear of security breaches could limit the growth of our online services,

·	maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services,

·	significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate,

·	if we fail to retain our key employees, growth and profitability could be adversely affected,

·	we may be unable to manage our future growth,

·	we have no current intentions of paying cash dividends,

·	increases in our allowance for loan losses could materially adversely affect our earnings,

·	our directors and executive officers beneficially own a significant portion of our outstanding common stock,

·	the market for our common stock is limited, and potentially subject to volatile changes in price,

·	we face substantial competition in our primary market area,

·	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete,

·	we could be negatively impacted by downturns in the South Korean economy, and

·	no assurance can be given that our recent bank holding company reorganization will ultimately benefit shareholders.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2003 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three months and nine months ended September 30, 2004 and 2003. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operations results of the interim periods are not necessarily indicative of our future operating results.

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
As of and for the Three months Ended	2004	2003	2004	2003
Net income	$5,100	$3,331	$14,269	$9,338
Net income per share, basic	0.36	0.26	1.04	0.73
Net income per share, diluted	0.36	0.23	1.00	0.65
Net interest income	11,113	7,748	29,757	20,798
Average balances:
Assets	1,223,991	831,570	1,109,718	775,068
Cash and cash equivalents	138,847	82,415	115,567	91,466
Investment debt securities	95,468	72,534	85,731	70,183
Net loans	945,462	648,312	867,439	588,847
Total deposits	1,053,700	740,618	955,648	692,718
Shareholders’ equity	80,783	53,722	73,175	50,463
Performance Ratios:
Annualized return on average assets	1.67%	1.60%	1.71%	1.61%
Annualized return on average equity	25.25%	24.80%	26.00%	24.67%
Net interest margin	3.97%	4.07%	3.91%	3.90%
Efficiency ratio[1]	41.78%	48.06%	41.93%	47.71%
Capital Ratios:
Tier 1 capital to adjusted total assets	8.03%	6.61%	8.03%	6.61%
Tier 1 capital to risk-weighted assets	9.84%	7.58%	9.84%	7.58%
Total capital to risk-weighted assets	12.01%	10.10%	12.01%	10.10%

Period-end balances as of:	September 30, 2004	December 31, 2003	September 30, 2003
Total assets	$1,211,901	$983,264	$892,017
Investment securities	91,807	80,423	69,614
Total loans, net of unearned income	972,829	757,005	699,756
Total deposits	1,047,584	856,516	786,470
Junior subordinated debentures	25,464	25,464	10,000
FHLB borrowings	45,000	29,000	30,000
Shareholders’ equity	83,368	58,741	54,975
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.05%	0.05%	(0.02%)
Nonperforming loans to total loans	0.31%	0.50%	0.61%
Nonperforming assets to total loans and other real estate owned	0.31%	0.54%	0.61%
Allowance for loan losses to total loans	1.14%	1.19%	1.17%
Allowance for loan losses to nonperforming loans	370%	240%	192%

1 Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income.

Executive Overview

Introduction

Wilshire Bancorp, Inc. (the “Company,” "we," "us," or "our," hereafter) succeeded to the business and operations of Wilshire State Bank (the “Bank”) upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

We operate community banks in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

At September 30, 2004, we had approximately $1.21 billion in assets, $973.0 million in total loans, and $1.05 billion in deposits.

Over the past few years, our network of branches and loan production offices has been expanded geographically. We currently maintain thirteen full-service offices and six loan production offices. This year we opened two branch offices, one in downtown Los Angeles in March and the other in the City of Buena Park in October. We also added three additional loan production offices in Oklahoma City, Oklahoma, San Antonio, Texas, and Las Vegas, Nevada. During 2003, we opened two full service branches in the mid-Wilshire area of Los Angeles and the Irvine area (City of Tustin, California). We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

In 2002 and 2003, we raised an aggregate of $25.5 million through the issuance of junior subordinated debentures. We believe that the supplemental capital raised in connection with the issuance of these debentures will allow us to achieve and maintain our status as a well-capitalized institution and sustain our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. Since its installation in 1999, our new management team has implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. This strategic change significantly changed our portfolio profile and, among other things, increased fee income and our loan portfolio. Since 2003, we slightly modified our strategy by emphasizing risk management as our loan portfolio increased to approximately $1 billion at September 30, 2004. We have further expanded and diversified our business by focusing on the development of our consumer lending divisions. Going forward, management believes that this strategy should increase recurring revenue streams, reduce excessive reliance on one strategic product, and continue to build shareholder value.

Key Performance Indicators at September 30, 2004

We believe the following were key indicators of our performance for operations through the third quarter of 2004:

·	our total assets grew to $1.21 billion at the end of the third quarter of 2004, an increase of 23% from $983.3 million at the end of 2003.

·	our total deposits grew to $1.05 billion at the end of the third quarter of 2004, an increase of 22% from $856.5 million at the end of 2003.

·	our total loans grew to $973 million at the end of the third quarter of 2004, an increase of 29% from $757 million at the end of 2003.

·	our ratio of total non-performing loans to total loans decreased to 0.31% in the third quarter of 2004 from 0.61% in the third quarter of 2003.

·	total noninterest income increased to $5.9 million in the third quarter of 2004, an increase of 40.5% from $4.2 million in the third quarter of 2003. We primarily attribute this increase to our efforts to diversify and expand our non-interest revenue sources.

·	total noninterest expenses increased from $5.7 million in the third quarter of 2003 to $7.1 million in the third quarter of 2004, reflecting the expanded personnel and premises associated with our business growth, including the recent opening of new branch offices and the recent formation of two new departments. With the continued efforts to minimize operating expenses, we were able to lower the noninterest expenses as a percentage of average assets to 0.58% in the third quarter of 2004 as compared with 0.69% in the same period of 2003. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency significantly, as evidenced by the decrease in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 48.06% in the third quarter of 2003 to 41.78% in the third quarter of 2004.

These items, as well as other factors, contributed to the increase in net income for the third quarter of 2004 to $5.1 million from $3.3 million for the same period in 2003, or $.36 per common share as compared to $.23 per common share for the same period in 2003 - assuming dilution and as discussed in further detail in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Outlook

As we look to the remainder of 2004 and ahead to 2005, we anticipate continued good financial performance as evidenced by our results of operations in the first nine months of 2004. We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. Further, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target marketing efforts in these areas.

We intend to continue our focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses to achieve our net income and other objectives. We will continue to utilize strategies to control other operating expenses. We will continue to strive to be more efficient and focus on controlling the growth of these expenses so that they grow more slowly than loans.

Although interest rates decreased in 2003, 2002 and 2001, compressing our interest margins, we continued to exhibit growth in net interest income. As interest rates increased in 2004, our yield on earnings assets already somewhat increased. Should interest rates increase further, our interest margin will likely increase further. We can then decide whether to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in certain marketing activation programs to attempt to achieve a desirable net interest margin. Any increases in the rates we charge on our accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are improving from the downturn experienced in recent years.

Finally, we completed the reorganization into a holding company structure during the third quarter of 2004. In the reorganization, each of the Bank’s outstanding shares of common stock were converted into an equal number of shares of common stock in the Company, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating within a holding company structure will, among other things:

·	allow us to use the proceeds from the issuance of our junior subordinated debentures as Tier 1 capital (within regulatory guidelines).

·	provide greater operating flexibility;

·	facilitate the acquisition of related businesses as opportunities arise;

·	improve our ability to diversify;

·	enhance our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and

·	enhance our ability to raise capital to support growth.

For the final quarter of 2004 and into 2005, management will be focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the results of the first nine months of 2004.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses

Accounting for allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

·	the specific review of individual loans in accordance with Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan,

·	the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

·	our judgmental estimate based on various subjective factors

The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. We evaluate each loan by use of a risk-rating system, except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan’s expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves the segmenting of the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact (neutral) to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. The credit risk matrix provides seven possible scenarios for each of the identified factors detailed below. The matrix allows for three positive/decrease (major, moderate, and minor), three negative/increase (major, moderate, and minor), and one neutral credit risk scenario within each factor for each loan pool. These possible scenarios enable management to adjust the loss migration ratio as much as 50 percent in either direction (positive or negative) for each loan pool. These adjustments are applied to the general allocation for each loan pool if warranted. The factors currently considered are, but are not limited to:

·	Concentration of Credits: Concentrations of credit are loans to any single borrower, affiliated group of borrowers, or borrowers engaged in or dependent upon one industry that exceeds 25% of Tier 1 capital and reserves. A concentration of credit can also result from an acquisition of a volume of loans from a single source, regardless of the diversity of the individual borrowers. The extent of the adjustment will depend on the level of the concentration(s) and a determination if the concentration adversely affects us. An adverse concentration may also occur where a disproportionate amount of our criticized and classified assets are derived from a single concentration source.

·	Delinquency Trends: As a matter of practice, an increased (negative) adjustment will be made whenever (i) our loan delinquency ratio exceeds 3% of total loans; and/or (ii) our loan delinquencies have increased by 1% of total loans in one period. The extent of the adjustment will depend on the severity of the trends. A decreased (positive) adjustment may occur when the levels exceed the thresholds established above, but are improving as supported over, at a minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend. In instances where the levels are within the thresholds established above, a neutral risk posture will be taken.

·	Nature and Volume of Loan Trend: This factor will be adjusted for significant changes in the nature and volume of the loan portfolio. An increased (negative) adjustment to this factor generally may occur with: (i) the establishment of a new or untested loan pool (e.g., a loan category or type not previously underwritten by us); or (ii) a significant shift in the loan categories that is outside of the loan mix parameters. The decreased (positive) adjustment to this factor may occur if a problematic loan pool is eliminated or significantly reduced. Also, a decreased adjustment to this factor may occur if the total loan portfolio decreases to the point where (in conjunction with changes in the experience, ability, and depth of lending management and staff) the depth of lending management is more than sufficient to manage the risk within the loan portfolio.

·	Non-Accrual Loan Trend: This factor may be adjusted when there is a significant upward movement of non-accrual loans and Troubled Debt Restructuring (TDR’s). A Troubled Debt Restructuring is a formal restructure of a loan when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower we would not otherwise consider. An increased (negative) adjustment to this factor generally may occur when: (i) non-accrual loans exceed 1.5% of total loans and/or (ii) non-accrual loans over gross loans have increased by 0.5% in one period. In the case of TDR’s, a determination will be made on a case-by-case basis whether the amount and number of TDR’s, based on their performance and collateral protection, warrant increased reserves. The extent of the adjustment will depend on the severity of the trends. A decreased (positive) adjustment may occur when levels exceed the thresholds established above, but are improving as supported over, at a minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend.

·	Problem Loan Trend: This factor may be adjusted depending on the trend of criticized and classified loans. An increased (negative) adjustment will be made whenever (1) classified loans exceed 75% of Tier 1 Capital and Reserves and/or (2) classified loans increased in one period by 1% of gross loans. A decrease (positive) adjustment may occur when the levels exceed the thresholds established above, but are improving as supported over, at minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend. In instances where the levels are within the thresholds established above, a neutral risk posture will be taken.

·	Loss and Recovery Trend: This factor may be adjusted depending on the comparison of peer banks. An increased (negative) adjustment to this factor generally may occur when net charge-off ratio exceeds those of peer banks. The determination of whether the adjustments should be major, moderate, or minor depends on the severity of the difference between our and our peer banks’ net charge-off ratios.

·	Quality of Loan Review: This factor may be adjusted when there has been a noted and significant (as determined and documented from external or internal sources) deterioration or improvement in our loan review system and/or management’s oversight. The extent of the adjustment will depend on the significance of the changes noted. A positive (decrease) adjustment will generally occur when there had previously been a documented weakness and clear improvement was noted by external sources. A negative (increase) adjustment will generally occur when a significant deterioration was noted by external sources in our loan review system and/or the degree of oversight by management. In the absence of noted changes to the loan review system and/or the degree of oversight by the management, a neutral posture will be taken.

·	Lending and Management Staff: This factor will be adjusted with changes in the experience, ability, and depth of lending management and staff that are significant enough to warrant adjustment to the loss migration ratio. An increased (negative) adjustment would occur if we are understaffed and/or inexperienced to the point that the risk is measurably increased. The extent of the adjustment depends on the perceived impact the staffing problem may have on the supervision of the loan portfolio. Conversely, if we have been understaffed or have lacked experience in a particular loan category or loan type and management has taken the appropriate action to adequately address these issues then a decreased (positive) adjustment may be appropriate. The extent of the adjustment depends on the perceived impact the adequate staffing situation may have on the loan supervision of the portfolio. If the staffing or the experience level of lending staff is considered to be adequate (as determined by an external source) then, in general, a neutral posture will be taken.

·	Lending Policies and Procedures: This factor may be adjusted depending on the documented results of external reviews of our policies and procedures, including underwriting standards and collection, charge-off, and recovery practices. If it is determined that there are significant deficiencies noted in our policies, procedures, underwriting standards or practices then, as appropriate, the loss migration ratio may be adjusted to reflect the increased risk until such a time as the deficiencies are adequately addressed by management. The determination of whether the adjustments should be major, moderate, or minor depends on the extent and severity of the deficiency noted. It is the objective of our management to maintain at all times adequate policies, procedures, underwriting standards, and practices. As a general rule, this factor will not be below a neutral scenario situation.

·	Economic and Business Conditions: This factor may be adjusted depending on local, regional, and national economic trends and their perceived impact on our particular market segments. An increased (negative) adjustment to this factor would occur in periods where the economic forecast is lackluster or negative. The extent of the increased adjustment will depend on the forecast together with its perceived impact on our loan portfolio pools. In periods of recovery where economic forecasts are positive and vibrant, we may consider positive (decreased) adjustments to the loss migration ratio. The extent of the decreased adjustments will depend on the forecast together with its perceived impact on our loan portfolio pools. In periods of economic stability, with forecasts of continued stability, the impact of this factor will be considered to be neutral.

Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, including off-balance sheet credit exposures which is reported separately as part of other liability, the adequacy of the allowance is considered in its entirety.

SBA Loans

Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee (i.e., the servicing fee less normal servicing costs - typically 40 basis points). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The sales gain is recognized from the difference between the proceeds and the book value allocated to the sold portion.

We allocate the book value of the related loan among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the excess servicing fee. We estimate the fair value of each portion based on the following. The amount received for the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting, at 1% above the contract rate (note rate), its future cash flows over the estimated life of the loan. We calculate the fair value of the excess servicing fee (ESF) for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at 1.5% above the note rate.

We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets, and (ii) interest-only strip receivables. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 1.5% above the main note rate, with an average discount rate of 7.5% and a range of constant prepayment rates from 14% to 17% for the three months ended September 30, 2004. For the prior year’s same period, the discount rate was also 1.5% above the main note rate, with an average discount rate of 7.3% and a range of constant prepayment rates from 14% to 17%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment. For purposes of measuring impairment, the servicing assets are stratified by collateral type. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its cost, the loss is considered as other than temporary impairment and it is charged to the current earnings. During the 3rd quarter of 2004, we had a impairment loss of interest-only strip of $59,921.

Non-Accrual Loan Policy

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. We have elected to continue with the accounting methodology in APB No. 25 and, as a result, have provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 6 to the financial statements included herein.)

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs, and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Investment Securities

Our investment policy seeks to provide and maintain liquidity, and to produce favorable returns on investments without incurring unnecessary interest rate or credit risk, while complementing our lending activities. Our investment securities portfolio is subject to interest rate risk. Fluctuations in interest rates may cause actual prepayments to vary from the estimated prepayments over the life of a security. This may result in adjustments to the amortization of premiums or accretion of discounts related to these instruments, consequently changing the net yield on such securities. Reinvestment risk is also associated with the cash flows from such securities. The unrealized gain/loss on such securities may also be adversely impacted by changes in interest rates.

Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

Currently, all of our investment securities are classified as either available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income, as part of shareholders’ equity. In accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), we are obligated to assess, at each reporting date, whether there is “other than temporary” impairment to our investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date. As of September 30, 2004 and December 31, 2003, no investment securities were determined to have any other than temporary impairment.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Average interest-earning assets increased by $359.0 million (47.1%) and $303.9 million (42.7%), to $1.12 billion and $1.01 billion in the third quarter and the first nine months of 2004, respectively, as compared with $761.5 million and $711.0 million, respectively, for the same periods in the prior year. We have also increased the loan composition to 85.5% of average interest-earning assets for the first nine months of 2004, as compared with 82.8% for the prior year’s same period. Average net loans increased by $297.2 million (45.8%) and $278.6 million (47.3%) to $945.5 million and $867.4 million in the third quarter and the first nine months of 2004, respectively, compared to $648.3 million and $588.8 million, respectively, for the prior year’s same periods. The FRB has raised the Fed Fund target rate by 75 basis point percentage since June 30, 2004, giving us additional benefit on yields on our earning assets, the majority of which bear variable interest rates. The average yields on interest-earning assets increased to 5.69% and 5.54% for the third quarter and the first nine months of 2004, respectively, as compared with 5.63% and 5.51%, respectively, for the prior year’s same periods. This growth of interest-earning assets, especially the loan portfolio, and the increase in yields significantly increased our total interest income by 48.4% and 43.6% to $15.9 million and $42.2 million for the third quarter and the first nine months of 2004, respectively, as compared with $10.7 million and $29.4 million, respectively, for the same periods in the prior year.

Average interest-bearing liabilities increased by 54.8% to $870.0 million and 49.5% to $779.0 million in the third quarter and the first nine months of 2004, respectively, compared to $562.1 and $520.9 million, respectively, in the same periods of 2003. Our average interest-bearing deposit portfolio also increased by 48.4% to $792.4 million and 42.4% to $708.9 million in the third quarter and the first nine months of 2004, respectively, as compared with $534.0 million and $497.7 million, respectively, in the same periods of 2003. We also increased other borrowings over the last 12 months (see “Deposits and Other Sources of Funds” below). Due mainly to the volume increase of interest-bearing liabilities, total interest expense increased by $1.8 million and $3.8 million to $4.8 million and $12.4 million for the three months and nine months ended September 30, 2004, respectively, as compared with $3.0 million and $8.6 million for the same periods of 2003. Due mainly to the competition for core deposits, we increased the more expensive jumbo time deposits by 55.4% to $398.9 million in the third quarter of 2004 from $256.8 million in the same quarter a year ago. Due to the increase in jumbo time deposits and the overall increase of fund costs in the third quarter of 2004, the average interest rate we paid for interest-bearing liabilities for the third quarter increased to 2.21% from 2.12% in the third quarter of 2003. For the first nine months of 2004, the average interest on interest-bearing liabilities was 2.13% lower than the 2.2% recorded for the same period in 2003 mainly due to the lower interest rates in the first six months of 2004.

The combined result of our growth and the interest rate increases was an increase in net interest income. Net interest income increased by $3.4 million (43.4%) to $11.1 million and by $9.0 million (43.1%) to $29.8 million in the third quarter and first nine months of 2004, respectively, from $7.7 million and $20.8 million in the same periods of 2003. With the said increase of the more expensive jumbo time deposits, our net interest margin decreased to 3.97% in the third quarter of 2004 from 4.07% in the same quarter of 2003. However, for the first nine months of 2004, our net interest margin was slightly increased to 3.91% from 3.90% in the same period of 2003 due to the positive impact of FRB’s rate increases on our asset-sensitive position. The net interest spread also slightly decreased in the third quarter of 2004 to 3.47% from 3.51% in 2003, but increased in the first nine months of 2004 to 3.41% from 3.31% in the same periods in the prior year.

Since June 30, 2004, the FRB raised its overnight lending rate three times by an aggregate of three-quarters percent to 1.75%. The Wall Street Journal Prime Rate was correspondingly increased to 4.75%. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest income, because more earning assets were immediately re-priced than interest-bearing deposits. Although we price deposits competitively with the goal to continue to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income
(Dollars in Thousands)

	For the Quarter Ended September 30,
	2004			2003
Assets: Interest-earning assets:	Average Balance	Interest Income/ Expense	AnnualizedAverage Rate/Yield	Average Balance	Interest Income/ Expense	AnnualizedAverage Rate/Yield
Net loans[1]	$945,462	$14,837	6.28%	$648,312	$10,024	6.18%
Securities of U.S. government agencies	86,245	675	3.13%	57,518	383	2.66%
Other investment securities	9,223	112	4.83%	15,015	202	5.39%
Overnight investments	71,237	267	1.50%	34,749	99	1.14%
Money market preferred securities	8,313	34	1.65%	5,174	14	1.11%
Interest-earning deposits	17	0	3.74%	776	6	2.88%
Total interest-earning assets	1,120,497	15,925	5.69%	761,544	10,728	5.63%
Cash and due from banks	59,297			42,492
Other assets	44,197			27,534
Total assets	$1,223,991			$831,570
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$222,867	$1,084	1.95%	$116,337	$489	1.68%
Super NOW deposits	22,498	44	0.79%	16,986	32	0.75%
Savings deposits	27,058	50	0.75%	22,894	43	0.75%
Time certificates of deposit in denominations of $100,000 or more	398,934	2,370	2.38%	256,760	1,403	2.19%
Other time deposits	121,036	765	2.53%	120,976	851	2.82%
Other borrowings	77,584	499	2.57%	28,152	162	2.31%
Total interest-bearing liabilities	869,977	4,812	2.21%	562,105	2,980	2.12%
Demand deposits	261,306			206,665
Other liabilities	11,925			9,078
Shareholders’ equity	80,783			53,722
Total liabilities and shareholders’ equity	$1,223,991			$831,570
Net interest income		$11,113			$7,748
Net interest spread[2]			3.47%			3.51%
Net interest margin[3]			3.97%			4.07%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $760 and $570 for the quarter ended September 30, 2004 and 2003, respectively, and approximately $2,131 and $1,509 for the nine months ended September 30, 2004 and 2003, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.
2Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3Represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	AnnualizedAverage Rate/Yield	Average Balance	Interest Income/ Expense	AnnualizedAverage Rate/Yield
Assets: Interest-earning assets:
Net loans[1]	$867,439	$39,449	6.06%	$588,847	$27,127	6.14%
Securities of U.S. government agencies	72,238	1,639	3.02%	56,020	1,168	2.78%
Other investment securities	13,494	509	5.03%	14,163	568	5.35%
Overnight Investments	56,377	525	1.24%	48,543	470	1.29%
Money market preferred securities	5,251	59	1.51%	2,154	18	1.13%
Interest-earning deposits	88	2	2.52%	1,244	26	2.74%
Total interest-earning assets	1,014,887	42,183	5.54%	710,971	29,377	5.51%
Cash and due from banks	53,939			40,769
Other assets	40,892			23,328
Total assets	$1,109,718			$775,068
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$186,711	$2,593	1.85%	$98,171	$1,211	1.64%
Super NOW deposits	21,094	121	0.77%	17,141	110	0.85%
Savings deposits	27,131	151	0.74%	21,641	119	0.73%
Time certificates of deposit in denominations of $100,000 or more	356,424	6,051	2.26%	232,174	4,126	2.37%
Other time deposits	117,495	2,234	2.54%	128,580	2,548	2.64%
Other borrowings	70,100	1,276	2.43%	23,205	465	2.67%
Total interest-bearing liabilities	778,955	12,426	2.13%	520,912	8,579	2.20%
Demand deposits	246,793			195,011
Other liabilities	10,795			8,682
Shareholders’ equity	73,175			50,463
Total liabilities and shareholders’ equity	$1,109,718			$775,068
Net interest income		$29,757			$20,798
Net interest spread[2]			3.41%			3.31%
Net interest margin[3]			3.91%			3.90%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $760 and $570 for the quarter ended September 30, 2004 and 2003, respectively, and approximately $2,131 and $1,509 for the nine months ended September 30, 2004 and 2003, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.
2  Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3  Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). All yields were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income: Net loans[1]	$4,661	$152	$4,813	$12,674	($352)	$12,322
Securities of U.S. government agencies	216	76	292	361	110	471
Other investment securities	(72)	(19)	(91)	(26)	(33)	(59)
Overnight investments	129	39	168	73	(18)	55
Money market preferred securities	11	9	20	33	8	41
Interest-earning deposits	(1)	(5)	(6)	(22)	(2)	(24)
Total interest income	$4,944	$252	$5,196	$13,093	($287)	$12,806

Interest expense:
Money market deposits	$508	$87	$595	$1,212	$169	$1,381
Super NOW deposits	10	2	12	23	(12)	11
Savings deposits	7	0	7	30	2	32
Time certificates of deposit in denominations of $100,000 or more	836	131	967	2,117	(192)	1,925
Other time deposits	0	(88)	(88)	(214)	(101)	(315)
Other borrowings	316	20	336	857	(46)	811
Total interest expense	1,677	152	1,829	4,025	(180)	3,845

Change in net interest income	$3,267	$100	$3,367	$9,068	($107)	$8,961

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which is presented as a component of other liabilities.

1  Loan fees have been included in the calculation of interest income. Loan fees were approximately $760 and $570 for the quarter ended September 30, 2004 and 2003, respectively, and approximately $2,131 and $1,509 for the nine months ended September 30, 2004 and 2003, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

In the third quarter and the first nine months of 2004, the provision for loan losses increased to $1.5 million and $3.0 million, respectively, from $755,000 and $1.6 million, respectively, for the same periods in 2003. This increase was caused primarily by the substantial growth of our loan portfolio and the application of the higher calculated loss migration ratio to the reserve calculation for off-balance-sheet items since the first quarter of 2004. We provided $456,000 for the credit risk of off-balance sheet items in the first nine months of 2004, as compared with $1,000 for the same period in the prior year. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income increased by 41.8% and 38.0% to $5.9 million and $16.2 million in the third quarter and the first nine months of 2004, respectively, as compared with $4.2 million and $11.7 million in the same periods of 2003. These increases were primarily attributable to our efforts to diversify and expand our non-interest revenue sources. We currently earn non-interest income from various sources, including newly added sources last year (an income stream provided by the Bank Owned Life Insurance as a form of increase in cash surrender value and gain on sale of mortgage loans and nonguaranteed portion of SBA loans). Noninterest income as a percentage of average assets remains steady at around a half percentage per quarter.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For Three Months Ended September 30,	2004		2003
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans	$2,731	45.9%	$1,644	39.2%
Service charges on deposit accounts	1,892	31.8%	1,572	37.5%
Loan related servicing income	590	9.9%	379	9.0%
Loan referral fee income	-	0.0%	126	3.0%
Loan packaging fee	65	1.1%	112	2.7%
Income from other earning assets	175	3.0%	144	3.4%
Other income	494	8.3%	217	5.2%
Total	$5,947	100.0%	$4,194	100.0%
Average assets	$1,223,991		$831,570
Noninterest income as a % of average assets		0.49%		0.50%

For Nine Months Ended September 30,	2004		2003
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans	$6,902	42.6%	$3,758	32.0%
Service charges on deposit accounts	5,549	34.2%	5,076	43.20%
Loan related servicing income	1,764	10.9%	1,414	12.0%
Loan referral fee income	100	0.6%	313	2.7%
Loan packaging fee	324	2.0%	312	2.7%
Income from other earning assets	476	2.9%	340	2.9%
Other Income	1,092	6.8%	529	4.5%
Total	$16,207	100.0%	$11,742	100.0%
Average assets	$1,109,718		$775,068
Noninterest income as a % of average assets		1.46%		1.51%

Our largest noninterest income source for the third quarter and the first nine months of 2004 was the gain on the sale of loans, representing 45.9% and 42.6%, respectively, of the total noninterest income for those periods. This income source increased significantly to $2.7 million and $6.9 million in the third quarter and the first nine months of 2004, respectively, from $1.6 million and $3.8 million for the same periods in the prior year. Gain on the sale of loans represented 39.2% and 32.0% of the total noninterest income for the third quarter and the first nine months of 2003, respectively. This non-interest income was derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. After the restructure of our SBA department into a marketing-oriented one, our SBA loan production level continued to increase. Although the third quarter SBA loan production of $29.2 million in 2004 was slightly less than the $31.3 million recorded in the third quarter of 2003, production for the first nine months of 2004 increased to $85.8 million from $71.6 million for the same period in 2003. The increased SBA loan production volume, combined with sales of other types of loans, significantly increased income from this source. Since the fourth quarter of 2003, we also started to sell residential mortgage loans and nonguaranteed portion of SBA loans. In the third quarter and the first nine months of 2004, the combined sales gain of such loans was $329,000 and $1.4 million, respectively, while there was no such sales in the same periods of 2003. There can be no assurance that the gain on sales of nonguaranteed portion of SBA loans will continue to increase because the sale of nonguaranteed portions of SBA loans do not represent a stable source of revenue.

Our second largest noninterest income source was service charge income on deposit accounts, representing 31.8% and 37.5% of total noninterest income in the third quarters of 2004 and 2003, respectively. This income source slightly increased to $1.9 million and $5.5 million in the third quarter and the first nine months of 2004, respectively, from $1.6 million and $5.1 million for the same periods in 2003. Our effort to increase core deposits to fund loan growth sometimes required us to forgive service charges on deposit accounts in order to maintain a competitive edge. As a result, this type of income did not increase significantly, although our average deposits increased by 42% and 38% in the third quarter and the first nine months of 2004, respectively, as compared with the same periods in 2003. We constantly review service charge rates and the manager’s authority to waive them to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold, and grew to $590,000 and $1.8 million in the third quarter and the first nine months of 2004, respectively, from $379,000 and $1.4 million for the prior year’s same periods. Such increase was mainly caused by the growth of our servicing loan portfolio ($221.0 million and $154.7 million at the end of third quarter of 2004 and 2003, respectively).

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income in 2004 decreased to $100,000 for the first nine months and none in the third quarter, compared with $313,000 in the first nine months of 2003 and $126,000 in the third quarter of 2003. There can be no assurance that this source of revenue will not continue to decline because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

As our loan production level has increased, loan packaging fee income, which represents charges to SBA loan borrowers for their loan processing, also increased to $324,000 for the first nine months of 2004 from $312,000 for the same period in 2003. However, income from this source for the third quarter of 2004 decreased to $65,000 in 2004 from $112,000 in 2003 due to the smaller SBA loan production in 2004.

Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of Bank Owned Life Insurance. Such income was $175,000 and $144,000 in the third quarters of 2004 and 2003, respectively, and $476,000 and $340,000 in the first nine months of 2004 and 2003, respectively. These increases were attributable primarily to our purchase of $10.5 million in Bank Owned Life Insurance in March 2003 which produced most of this type of income and increased acquisition of the FHLB shares.

Other income, representing income from miscellaneous sources such as insurance proceeds in excess of the carrying value or gain on sale of securities, increased to $494,000 and $1.0 million, respectively, in the third quarter and the first nine months of 2004, respectively, from $217,000 and $529,000 in the same periods in 2003. Primarily, these increases were attributable to a $135,000 settlement award on an insurance claim received in 2004 and a net gain of $272,000 on sale and call of investment securities (including a gain on sale of $280,000, loss on sale of $13,000, and gain on call of $5,000), in addition to the normal increases following the growth of our business activities.

Noninterest Expense

Total noninterest expense increased to $7.1 million and $19.3 million in the third quarter and the first nine months of 2004, respectively, as compared with $5.7 million and $15.5 million in the prior year’s same periods, representing an increase of 24.3% and 24.2%, respectively. These increases can be attributed to the expanded personnel and premises associated with our business growth, including recent branch openings (Fashion Town and Buena Park in 2004 and Mid-Wilshire and Irvine in 2003), and the formation of two new departments (Auto Loan Center and Home Loan Center in 2003). However, due to the continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 0.58% and 1.74% in the third quarter and the first nine months of 2004, respectively, as compared with 0.69% and 2.00%, respectively, in the prior year’s same periods. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the significant improvements in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) to 41.8% and 41.9% in the third quarter and the first nine months of 2004, as compared with 48.1% and 47.7%, in the prior year’s same periods.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

For Three Months Ended September 30,	2004		2003
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$3,709	52.0%	$3,115	54.3%
Occupancy and equipment	711	10.0%	569	9.9%
Data processing	455	6.4%	356	6.2%
Loan referral fees	293	4.1%	310	5.4%
Professional fees	333	4.7%	274	4.8%
Directors’ fees	123	1.7%	116	2.0%
Office supplies	138	1.9%	117	2.0%
Advertising	176	2.5%	54	1.0%
Communications	82	1.1%	84	1.5%
Deposit insurance premium	33	0.5%	27	0.5%
Outsourced service for customers	361	5.1%	250	4.4%
Other	714	10.0%	462	8.0%
Total	$7,128	100.0%	$5,734	100.0%
Average assets	$1,223,991		$831,570
Noninterest expenses as a % of average assets		0.58%		0.69%

For Nine Months Ended September 30,	2004		2003
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$10,386	53.9%	$8,798	56.7%
Occupancy and equipment	1,996	10.3%	1,571	10.1%
Data processing	1,228	6.4%	1,199	7.7%
Loan referral fees	897	4.7%	646	4.2%
Professional fees	752	3.9%	545	3.5%
Directors’ fees	332	1.7%	315	2.0%
Office supplies	383	2.0%	355	2.3%
Advertising	379	2.0%	95	0.6%
Communications	245	1.3%	268	1.7%
Deposit insurance premium	95	0.5%	162	1.1%
Outsourced service for customers	986	5.1%	684	4.4%
Other	1,594	8.2%	885	5.7%
Total	$19,273	100.0%	$15,523	100.0%
Average assets	$1,109,718		$775,068
Noninterest expenses as a % of average assets		1.74%		2.00%

Salaries and employee benefits as a percentage of total noninterest expenses was 52.0% and 53.9%, for the third quarter and the first nine months of 2004, slightly lower than 54.3% and 56.7% for the prior year’s same periods. For the third quarter and the first nine months of 2004, salaries and employee benefits totaled $3.7 million and $10.4 million, respectively, as compared with $3.1 million and $8.8 million for the same periods in the prior year, representing an increase of 19.1% and 18.0% for the comparable periods. Despite the branch openings and significant asset growth in the past 12 months, our efforts to promote efficient operations limited the increase of these expenses to a level far lower than our asset growth rate. The number of full-time equivalent employees was 235 as of September 30, 2004, compared with 204 as of September 30, 2003, and assets per employee increased to $5.2 million at September 30, 2004 from $4.4 million at September 30, 2003.

Occupancy and equipment expenses totaled $711,000 and $2.0 million for the third quarter and the first nine months of 2004, respectively, as compared with $569,000 and $1.6 million for the prior year’s same periods, representing an increase of 25.0% and 27.1% for the comparable periods. These increases were attributable primarily to the expansion of our branch network and the opening of new departments. These expenses represent approximately 10% of total noninterest expenses.

Our business growth increased data processing expenses to $455,000 for the third quarter of 2004 as compared with $356,000 for the third quarter of 2003. For the first nine months of 2004, however, such expenses remained constant at $1.2 million, due mainly to the higher charge rate applied during the first half of 2003 before our data processing system conversion in the third quarter of 2003.

Loan referral fees generally are paid to brokers who refer loans (in most cases, SBA loans) to us. These referral fees slightly decreased in the third quarter of 2004 to $293,000 from $310,000 for the third quarter of 2003, but increased to $897,000 in the first nine months of 2004 from $646,000 for the prior year’s same period. Such changes were mainly the result of the changes in our SBA loan production, which is usually broker-driven. Our SBA loan production slightly decreased to $29.2 million in the third quarter of 2004 from $31.3 million for the third quarter of 2003, but increased to $85.8 million in the first nine months of 2004 from $71.6 million for the same period in 2003. We also have started to pay referral fees for qualified commercial loans since the end of 2003.

Professional fees were $333,000 and $274,000, or 4.7%, and 4.8% of total noninterest expenses, in the third quarter of 2004 and 2003, respectively. For the first nine months of 2004, this expense increased to $752,000 from $545,000 for the same period a year ago. These increases were attributable to the legal expenses incurred in relation to the holding company formation in addition to our efforts to comply with the additional legal and accounting requirements recently imposed on us by the Sarbanes-Oxley Act. We expect that expenditures in this area will continue to be significant, as we address recently released SEC regulations and the new Nasdaq corporate governance requirements.

Advertising expense significantly increased to $176,000 and $379,000 in the third quarter and the first nine months of 2004, respectively, as compared with $54,000 and $95,000 for the same periods in 2003. These increases can be attributed to expanded marketing activities, such as advertisements and promotion items for the newly opened branch offices and departments and new products such as residential mortgage loans.

Outsourced service costs for customers are paid to outside parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. These expenses have increased to $361,000 and $986,000 in the third quarter and the first nine months of 2004, as compared with $250,000 and $684,000 for the same periods in 2003. Such increases were mainly the result of an increase in depositors demanding services such as escrow accounts or brokerage accounts.

Despite management’s commitment to control overhead expenses, the noninterest expenses, other than the categories specifically addressed above, such as office supplies and communication expenses, increased to $1,090,000 in the third quarter of 2004 from $806,000 for the same period in 2003, due mainly to the one-time charges relating to the expenses associated with the holding company formation and the business acquisition cost, a portion of which was expensed in relation to the branch opening, in addition to normal increases following our business growth. For the first nine-month period, such expenses also increased to $2.6 million in 2004 from $2.0 million in 2003 for the same reason. Generally, noninterest expenses have increased in recent years as a result of our rapid asset growth and the expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. Management anticipates that noninterest expenses will continue to increase as we grow. However, management remains committed to cost-control and efficiency improvement, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the third quarter ended September 30, 2004, we made a provision for income taxes of $3.4 million on pretax net income of $8.5 million, representing an effective tax rate of 39.9%, as compared with a provision for income taxes of $2.1 million on pretax net income of $5.5 million, representing an effective tax rate of 38.9%, for the same quarter of 2003. For the first nine months of 2004, we made a provision for income taxes of $9.4 million on pretax net income of $23.7 million, representing an effective tax rate of 39.7%, as compared with a provision for income taxes of $6.1 million on pretax net income of $15.5 million, representing an effective tax rate of 39.6%, for the same period of 2003. Our effective tax rates were generally two to three percentage points lower than statutory rates due to state tax benefits derived from conducting business in an Enterprise Zone (“EZ”) and from Bank Owned Life Insurance and Low Income Housing Tax Credit Funds purchased in March 2003 and thereafter (see “Other Earning Assets” for further discussion).

Income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is reached by applying current tax rate to taxable income. The deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At September 30, 2004 and December 31, 2003, we had net deferred tax assets of $4.5 million and $3.8 million, respectively.

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $215.8 million, or 28.5%, to $972.8 million at September 30, 2004, as compared with $757.0 million at December 31, 2003. Total loans net of unearned income as a percentage of total assets as of September 30, 2004 and December 31, 2003 were 80.3% and 77.0%, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC in 1993. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $809.4 million and $607.6 million, as of September 30, 2004 and December 31, 2003, respectively. Real estate secured loans as a percentage of total loans were 83.2% and 80.3% at September 30, 2004 and December 31, 2003, respectively. The robust California real estate market in the last few years and our increased involvement in the residential mortgage loan market have further increased the composition of real estate secured loans.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. This category also includes the retained portion of commercial SBA loans. With the success of our strategy to reduce reliance on SBA loans and place an increased emphasis on non-SBA commercial loans, SBA loans no longer represent the majority of our commercial and industrial loans. Commercial and industrial loans at September 30, 2004 increased to $137.5 million, as compared with $126.6 million at December 31, 2003. Commercial and industrial loans as a percentage of total loans slightly decreased to 14.1% at September 30, 2004, from 16.7% at December 31, 2003.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans increased from $15.0 million at December 31, 2003 to $17.3 million at September 30, 2004. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager under the Commercial Loan Center. We expect to expand our construction loans with the specialized capacity under the guidance of the Commercial Loan Center.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements or to provide permanent working capital. SBA guaranteed loans usually have longer maturities (8 to 25 years). We generally limit real estate loan maturities to five to seven years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

The following table sets forth the amount of total loans outstanding (net of unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	September 30, 2004	December 31, 2003
Construction	$8,638	$7,845
Real estate secured	809,385	607,561
Commercial and industrial	137,516	126,631
Consumer	17,290	14,969
Total loans, net of unearned income	$972,829	$757,006
Participation loans sold and serviced by the Company	$221,072	$180,558
Construction	0.9%	1.0%
Real estate secured	83.2%	80.3%
Commercial and industrial	14.1%	16.7%
Consumer	1.8%	2.0%
Total loans, net of unearned income	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2004. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $6.5 million, and includes unearned income and deferred fees totaling $8.5 million at September 30, 2004.

Loan Maturities and Repricing Schedule

	At September 30, 2004
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$8,638	$-	$-	$8,638
Real estate secured	729,261	19,957	57,353	806,571
Commercial and industrial	141,734	201	485	142,420
Consumer	4,969	12,279	7	17,255
Total loans, net of unearned income	$884,602	$32,437	$57,845	$974,884
Loans with variable (floating) interest rates	$865,049	$-	$-	$865,049
Loans with predetermined (fixed) interest rates	$19,553	$32,437	$57,845	$109,835

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California, where most of our loan collateral is located, have generally increased. However, no assurance can be given that this trend will continue or that property values will not significantly decrease.

Nonperforming Assets

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale.

Nonperforming loans have decreased despite the growth of our loan portfolio and the recent economic downturn. Management’s continued emphasis on asset quality control has resulted in decreases in nonperforming loans, which were $3.0 million, $3.7 million, and $4.2 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively. The significant loan growth together with the decrease of nonperforming loans have caused the ratio of nonperforming loans over total loans to improve to 0.31% at September 30, 2004, as compared with 0.50% at December 31, 2003 and 0.61% at September 30, 2003.

At the end of 2003, we owned one OREO, a $377,000 single-family residence, which subsequently sold in February 2004 at a negligible loss. We did not own any OREO at the end of the third quarter of 2004 or 2003. Together with our OREO, the ratio of nonperforming assets as a percentage of total loans and OREO improved to 0.31% at September 30, 2004, as compared with 0.54% at December 31, 2003 and 0.61% at September 30, 2003.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of September 30, 2004. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of September 30, 2004, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (Figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)
	September 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual loans:[1]
Real estate secured	$2,328	$3,086	$3,383
Commercial and industrial	510	543	437
Consumer	-	-	-
Total	2,838	3,629	3,820
Loans 90 days or more past due and still accruing (as to principal or interest):

1During the nine months ended September 30, 2004, interest income of $41 related to these loans was included in net income. Additional interest income of approximately $264 would have been recorded during the nine months ended September 30, 2004, if these loans had been paid in accordance with their original terms and had been outstanding throughout the period or, if not outstanding throughout the period, since origination.

Construction	-	-	-
Real estate secured	-	-	277
Commercial and industrial	107	29	112
Consumer	49	67	8
Total	156	96	397
Restructured loans:[1,2]
Real estate secured	-	-	-
Commercial and industrial	16	23	25
Consumer	-	-	-
Total	16	23	25
Total nonperforming loans	3,010	3,748	4,242
Other real estate owned	-	377	-
Total nonperforming assets	$3,010	$4,125	$4,242

Nonperforming loans as a percentage of total loans	0.31%	0.50%	0.61%

Nonperforming assets as a percentage of total loans and other real estate owned	0.31%	0.54%	0.61%
Allowance for loan losses as a percentage of nonperforming loans	369.75%	240.45%	192.31%

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which is presented as a component of other liabilities. The provision for loan losses is discussed in the section entitled “Provision for Loan Losses” above.

Management’s continued emphasis on asset quality control resulted in net loan recovery of $129,000 and $264,000 for the third quarter and the first nine months of 2003, respectively. However, in the third quarter of 2004, we charged off one business loan of $588,000 resulting in net charge offs of $501,000 and $441,000 for the third quarter and the first nine months of 2004, respectively.

The substantial growth of the loan portfolio has required more reserves for possible loan losses. The allowance for loan losses slightly increased by 23.5%, or $2,119,000, to $11.1 million at September 30, 2004, as compared with $9.0 million at December 31, 2003, which was increased from $8.2 million at September 30, 2003. Despite the increases in loan loss allowances, due to the rapid growth of our loan portfolio, the ratio of allowance for loan losses over total loans decreased to 1.14% at September 30, 2004 from 1.19% at December 31, 2003 and 1.17% at September 30, 2003. Management believes that the current ratio of 1.14% is adequate because no significant loss is anticipated from three SBA piggyback loans which represent more than two thirds of our total non-performing loans as of September 30, 2004. We have the first deeds of trust on these SBA piggyback loans which are secured by the underlying collateral with approximately 50% or lower loan to value ratios.

Although management believes that the allowance for loan losses at September 30, 2004 was appropriate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. As of September 30, 2004 and December 31, 2003, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

1 A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.,
2 During the nine months ended September 30, 2004, approximately $3 of interest income related to this loan was included in net income. Additional interest income would be negligible during the nine months ended September 30, 2004 if this loan had been paid in accordance with its original terms and had been outstanding throughout the period.

Phase of Methodology	As of September 30, 2004	As of December 31, 2003
Specific review of individual loans	$1,315,940	$288,399
Review of pools of loans with similar characteristics	8,391,514	7,442,313
Judgmental estimate based on various subjective factors	1,423,111	1,280,359

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in thousands)

As of and for the period of	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Balances:
Average total loans outstanding during period	$956,085	$655,899	$877,361	$595,958
Total loans (net of unearned income)	$972,829	$699,756	$972,829	$699,756
Allowance for loan losses:
Balances at beginning of period	$10,251	$7,278	$9,011	$6,343
Actual charge-offs:
Real estate secured	-	-	-	-
Commercial and industrial	613	17	629	314
Consumer	10	0	81	6
Total charge-offs	623	17	710	320
Recoveries on loans previously charged off:
Real estate secured	-	-	-	-
Commercial and industrial	109	146	245	582
Consumer	13	-	24	2
Total recoveries	122	146	269	584
Net charge-offs (net recoveries)	501	(129)	441	(264)
Provision for loan losses	1,450	755	3,017	1,551
Less: provision for off-balance sheet credit losses	69	5	456	1
Balances at end of period	$11,131	$8,157	$11,131	$8,157
Ratios:
Net charge-offs (net recoveries) to average total loans	0.05%	(0.02%)	0.05%	(0.04%)
Allowance for loan losses to total loans at period-end	1.14%	1.17%	1.14%	1.17%
Net charge-offs (net recoveries) to allowance for loan losses	4.51%	(1.58%)	3.96%	(3.24%)
Net charge-offs (net recoveries) to provision for loan losses	34.62%	(17.08%)	14.62%	(17.02%)

The table below summarizes, for the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan at the end of each period:

	Balance of Allowance for Loan Losses as of
	September 30, 2004		December 31, 2003
Applicable to:	Reserve Amount	Percent of loans in each category to total loans	Reserve Amount	Percent of loans in each category to total loans
Construction loans	$72	0.64%	$80	0.89%
Real estate secured	7,797	70.05%	6,991	77.57%
Commercial and industrial	3,142	28.23%	1,852	20.56%
Consumer	120	1.08%	88	0.98%

Total Allowance	$11,131	100.00%	$9,011	100.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments as of September 30, 2004:

(Dollars in thousands)
	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$29,000	$16,000	$-	$-	$45,000
Junior subordinated debenture	-	-	-	25,464	25,464
Operating leases	1,301	1,091	358	19	2,769
Time deposits	519,166	19,390	143	27	538,726
Total	$549,467	$36,481	$501	$25,510	$611,959

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2004 and December 31, 2003, we had commitments to extend credit of $52.3 million and $43.2 million, respectively. Obligations under standby letters of credit were $2.9 million and $1.1 million at September 30, 2004 and December 31, 2003, respectively, and the obligations under commercial letters of credit were $9.3 million and $7.4 million at those dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. In September 2003, we entered into one interest rate swap agreement, under which we receive a fixed rate and pay a variable rate based on the three-month LIBOR on the notional amount of $3 million. In January 2004, the swap arrangement was terminated without any gain or loss by mutual agreement with the brokerage company.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Investment Activities

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive Investment Policy addressing strategy, types and levels of allowable investments. This Investment Policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by the Bank’s Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2004 and December 31, 2003, we had $60 million and $50 million, respectively, in federal funds sold and repurchase agreements, and $2,500 and $201,000 in interest-bearing deposits in other financial institutions during the same periods. At each of September 30, 2004 and December 31, 2003, respectively, we also had $8 million in money market preferred stock (“MMPS”). MMPS is a form of equity security having characteristics similar to money market investments like commercial paper, and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is redeemed and re-auctioned every 49 or 90 days, and thus is treated as a cash equivalent.

Real Estate Investment Trust

On April 1, 2003, we established the Wilshire Capital Trust, a Maryland real estate investment trust, for the primary purpose of investing in our real estate related assets, and to enhance and strengthen our capital position, increase our earnings, and realize certain tax benefits. We initially funded the trust with the contribution of $180 million in real estate-secured loans. As of December 31, 2003, our trust had assets of approximately $185 million. The formation and capitalization of our real estate investment trust has had no substantial impact on our estimated tax accruals, since we did not recognize any financial statement impact for the proposed tax savings.

In December 2003, the State of California Franchise Tax Board clarified its position and management believes that the proposed tax benefits through our subsidiary trust are no longer realizable in the future. Responding to this change, we dissolved the trust in March 2004. The dissolution of our trust did not and will not have a material impact on our existing or future operations.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale”. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of September 30, 2004		As of December 31, 2003
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity: U.S. government agencies	$25,071	$25,073	$19,084	$19,002
Collateralized mortgage obligation	429	424	694	692
Municipal securities	810	824	1,055	1,074
Corporate securities	-	-	2,594	2,623

Available-for-Sale: U.S. government agencies	27,972	27,984	29,318	29,359
Mortgage backed securities	33,632	33,515	15,022	14,871
Corporate Securities	3,993	3,998	12,362	12,766
Total investment securities	$91,907	$91,818	$80,129	$80,387

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at September 30, 2004 (there are no securities scheduled to mature or reprice after 10 years):

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
Held to Maturity:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$1,000	4.25%	$13,975	3.16%	$10,096	3.06%	-	-	$25,071	3.16%
Collateralized mortgage obligation	-	-	429	3.78%	-	-	-	-	429	3.78%
Municipal securities	-	-	810	4.12%	-	-	-	-	810	4.12%
Corporate Securities	-	-	-	-	-	-	-	-	-	-

Available-for-sale:
U.S. government agencies	-	-	21,973	2.68%	6,011	4.44%	-	-	27,984	3.05%
Mortgage backed securities	11,560	3.27%	21,956	3.46%	-	-	-	-	33,516	3.39%
Corporate securities	-	-	1,021	4.20%	1,966	4.89%	1,010	6.70%	3,997	3.48%

Total investment securities	$12,560	3.35%	$60,164	3.13%	$18,073	3.72%	1,010	6.70%	$91,807	3.24%

Our investment securities holdings increased by $11.4 million, or 14.2%, to $91.8 million at September 30, 2004, compared to holdings of $80.4 million at December 31, 2003. Total investment securities as a percentage of total assets decreased to 7.6% at September 30, 2004 from 8.2% at December 31, 2003. As of September 30, 2004, investment securities having a carrying value of $64.8 million were pledged to secure certain deposits.

As of September 30, 2004, held-to-maturity securities, which are carried at their amortized costs, increased to $26.3 million from $23.4 million at December 31, 2003. Available-for-sale securities, which are stated at their fair market values, increased to $65.5 million at September 30, 2004 from $57.0 million at December 31, 2003. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
DESCRIPTION OF SECURITIES	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. government agencies	$11,962	$(53)	$3,951	$(49)	$15,913	$(102)
Federal agency collateralized
mortgage obligations	2,322	(19)	2,856	(62)	5,178	(81)
Federal agency mortgage
backed securities	8,916	(116)	2,663	(68)	11,579	(184)
Municipal securities	-	-	-	-	-	-
Corporate securities	1,966	(19)	-	-	1,966	(19)
	$25,166	$(207)	$9,470	$(179)	$34,636	$(386)

•	Securities Guaranteed by an Agency of the U.S. Government. The unrealized losses on our investment in U.S. government agency, federal agency mortgage backed, and federal agency collaterized mortgage obligations securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2004.

•	Corporate Securities. The unrealized losses on our investment in corporate securities were primarily caused by interest rate increases. The corporate security that was primarily affected by interest rate increases was one position in General Electric (GE). GE is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively, and therefore, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2004.

Other Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the negligible amount of cash surrender value on the Bank Owned Life Insurances (“BOLI”).

During 2003, in an effort to provide additional benefits aimed at retaining key employees and directors, while generating a tax-exempt noninterest income stream, we purchased $10.5 million in BOLI from insurance carriers rated AA or above. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

We also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over the next two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return on them in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of September 30, 2004 and December 31, 2003 were as follows:

Type	Balance as of September 30, 2004	Balance as of December 31, 2003
BOLI	$11,435,000	$11,100,000
LIHTCF	$1,677,000	$1,227,000
Federal Home Loan Bank Stock	$4,278,000	$1,510,000
Other assets also increased by $2.8 million to $5.8 million at September 30, 2004 from $3.0 million at December 31, 2003. Such increase was primarily caused by $5.3 million of prepaid income taxes at September 30, 2004 (the excess of income taxes paid by us in excess of our income tax liabilities which were significantly reduced by the tax benefits from the exercises of stock options in 2004).

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at September 30, 2004 and December 31, 2003 were $1.05 billion and $856.5 million, respectively, representing an increase of $191.1 million, or 22.3%. Due to management’s strategic emphasis on core deposits, our time deposit reliance was lowered and the percentage of the average time deposits over average total deposits in the third quarter of 2004 was reduced to 49.3% from 51.0% for the same quarter in 2003, but the reliance on jumbo time deposits (time-deposits in denominations of $100,000 or more) increased to 37.9% of total average deposits in the third quarter of 2004 from 33.5% for the third quarter of 2003.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter of 2004 increased to 2.38%, as compared with 2.19% for the third quarter of 2003. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits
	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
(Dollars in Thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Demand, noninterest-bearing	$261,306		$206,665		$246,793		$195,011
Money market	222,867	1.95%	116,337	1.68%	186,711	1.85%	98,171	1.64%
Super NOW	22,498	0.79%	16,986	0.75%	21,094	0.77%	17,141	0.85%
Savings	27,058	0.75%	22,894	0.75%	27,131	0.74%	21,641	0.73%
Time certificates of deposit in denominations of $100,000 or more	398,914	2.38%	256,760	2.19%	356,424	2.26%	232,174	2.37%
Other time deposits	121,036	2.53%	120,976	2.82%	117,495	2.54%	128,580	2.64%
Total deposits	$1,053,679	1.64%	$740,618	1.52%	$955,648	1.56%	$692,718	1.56%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2004 are as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2004

(Dollars in Thousands)

Three months or less	$231,184
Over three months through nine months	105,400
Over nine months through twelve months	73,920
Over twelve months	7,600
Total	$418,104

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits at September 30, 2004 and December 31, 2003.

We also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. In order to take advantage of historically low fund costs, we have increased brokered deposits since 2002. The brokered deposits grew to $55.1 million at December 31, 2003 from $4.2 million at the end of 2001, but were reduced to $53.8 million at September 30, 2004 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Because brokered deposits are generally less stable forms of deposits, management closely monitors fund growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Since 2002, we have increased borrowings from FHLB in order to take advantage of the flexibility of the program and its reasonably low cost. See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

For the quarter ended	September 30, 2004	December 31, 2003
Balance at quarter-end	$45,000,000	$29,000,000
Average balance during the quarter	$52,119,565	$29,010,870
Maximum amount outstanding at any month-end	$55,000,000	$29,000,000
Average interest rate during the quarter	1.65%	1.22%
Average interest rate at quarter-end	1.73%	1.23%

Junior Subordinated Debentures; Trust Preferred Securities

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 4.69% at September 30, 2004, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current Federal Reserve Board capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, the Company initially was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. In turn and prior to the completion of the August 2004 bank holding company reorganization, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of $15.464 million to the Wilshire Statutory Trust with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust’s 2003 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 4.41% at September 30, 2004, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities were originally guaranteed by the Company and the Bank. The Bank’s guarantee was subsequently terminated following the holding company reorganization. The 2003 debenture is senior to our shares of common stock. As a result, we must make payments on the 2003 debenture before any dividends can be paid on our common stock and in the event of our bankruptcy, dissolution or liquidation, the holder of the 2003 debenture must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the 2003 debenture and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

Before our bank holding company reorganization, our 2003 debenture was treated as Tier 2 capital for Bank regulatory capital purposes. The bank holding company reorganization allows us to take advantage of the current Federal Reserve Board rules regarding the capital treatment of junior subordinated debentures and related trust preferred securities which provide that a bank holding company may count a portion of the proceeds of a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of September 30, 2004, the Company is able to include all of the proceeds from the issuance of the trust preferred securities as Tier 1 capital.

As noted above, in December 2003, the Financial Accounting Standards Board issued a revision to Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” that required the deconsolidation of certain “variable interest entities,” such as the Wilshire Statutory Trust, by September 30, 2004. As a result, the Wilshire Statutory Trust is not consolidated with the Bank or the Company. Because Wilshire Statutory Trust is not a part of the Company’s financial statements, the Federal Reserve Board may in the future disallow inclusion of the trust preferred securities in Tier 1 capital for regulatory purposes. In July 2003, the Federal Reserve Board issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until further notice. The Federal Reserve Board also stated that it was reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, would provide further guidance.

On May 6, 2004, the Federal Reserve Board issued a proposed rule that would limit the aggregate amount of trust preferred securities that bank holding companies would be able to include in Tier 1 capital to 25% of their total Tier 1 capital, net of goodwill. Further, the amount of trust preferred securities and certain other elements in excess of the limit that could be included in Tier 2 capital would be limited to 50% of Tier 1 capital, net of goodwill and certain other intangibles. Under this proposed rule, as of September 30, 2004, $15 million of our 2003 trust preferred securities would count as Tier 1 capital Further, $10 million of the 2002 debenture issued by the Bank would count as Tier 2 capital at the Company level. There can be no assurance that the proposed rule will be adopted in its current form, or that the Federal Reserve Board will continue to allow institutions to include trust preferred securities issued by trust subsidiaries or debentures issued to trust subsidiaries in Tier 1 capital for regulatory capital purposes. A determination by the Federal Reserve Board not to continue to allow the inclusion of our junior subordinated debentures or the trust preferred securities in Tier 1 capital, or otherwise limiting the inclusion of such debentures or securities in Tier 1 capital, could have a material and adverse impact on our regulatory capital levels and cause our capital ratios to fall below the levels necessary to be considered “well-capitalized” under current regulatory guidelines. As addressed below in the subsection captioned “Capital Resources and Capital Adequacy Requirements,” failure to maintain the our capital ratios in excess of minimum regulatory guidelines requires bank regulatory authorities to take prompt corrective action in accordance with the provisions of the FDICIA.

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See the risk factors described in the “Introduction” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on these risks. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at September 30, 2004 and December 31, 2003 totaled approximately $205.7 million and $195.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 17.0% and 19.9%, at September 30, 2004 and December 31, 2003, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of September 30, 2004, our borrowing capacity from the FHLB was approximately $287 million and the outstanding balance was $45 million, or approximately 16% of our borrowing capacity. We also maintain a guideline to purchase up to $10 million in federal funds with Union Bank of California.

Capital Resources and Capital Adequacy Requirements

In the past three years, our primary source of capital has been internally generated operating income through retained earnings. At September 30, 2004, total shareholders’ equity increased to $83.4 million, representing an increase of $24.7 million from $58.7 million at December 31, 2003, primarily from internally generated operating income and stock option exercises. In addition, during the past two years, we raised $25.5 million in supplemental capital (regulatory Tier 2 capital) by issuing $10 million in Junior Subordinated Debentures in December 2002 and another $15.5 million in Junior Subordinated Debentures in December 2003 issued in relation with the trust preferred securities. See “Deposits and Other Sources of Funds” for further discussion for the subordinated debentures and trust preferred securities. As of September 30, 2004, we had no material commitments for capital expenditures.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial statements and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See PART I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2003 for exact definitions and regulatory capital requirements.)

As of September 30, 2004, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified:

		Actual ratios for the Company as of:
	Regulatory Well-Capitalized Standards	September 30, 2004	December 31, 2003	September 30, 2003
Total capital to risk-weighted assets	10%	12.01%	11.60%	10.10%
Tier I capital to risk-weighted assets	6%	9.84%	7.29%	7.58%
Tier I capital to adjusted average assets	5%	8.03%	6.36%	6.61%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. Management evaluates market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (“ALCO”), which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liability and the use of derivatives. To that end, management actively monitors and manages its interest rate risk exposures.

Interest rate risk management involves development, analysis, implementation and monitoring of earnings to provide stable earnings and capital levels during periods of changing interest rates. In the management of interest rate risk, we utilize monthly gap analysis and quarterly simulation modeling to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet. These techniques are complementary and are used together to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be “asset-sensitive” for that period. Conversely, if repricing liabilities exceed repricing assets in a given time period, we would be deemed to be “liability-sensitive” for that period.

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At September 30, 2004, we were asset-sensitive, with a positive cumulative one-year gap of $138.4 million or 11.42% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin as experienced in the third quarter of 2004. Decreases in interest rates would be expected to have the opposite effect, which was the case in the past three years. At September 30, 2004, we intentionally maintained a significant three-month positive gap of $355.9 million or 29.37% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2004 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Gap Analysis
At September 30, 2004
(Dollars in Thousands)

Amounts Subject to Repricing Within	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans[1]	$875,684	$8,918	$32,437	$57,845	$974,884
Investment securities	1,614	10,946	60,164	19,083	91,807
Federal funds sold and cash equivalents agreement to resell	68,000	-	-	-	68,000
Interest-earning deposits	3	-	-	-	3
Total	$945,301	$19,864	$92,601	$76,928	$1,134,694

Interest-bearing liabilities:
Savings deposits	24,914	-	-	-	24,914
Time deposits of $100,000 or more	231,184	179,320	7,600	-	418,104
Other time deposits	50,633	58,029	11,933	27	120,622
Other interest-bearing deposits	228,225	-	-	-	228,225
Other borrowings demand deposits	54,464	-	16,000	-	70,464
Total	$589,420	$237,349	$35,533	$27	$862,329

Interest rate sensitivity gap	$355,881	($217,485)	$57,068	$76,901	$272,365
Cumulative interest rate sensitivity gap	$355,881	$138,396	$195,465	$272,364
Cumulative interest rate sensitivity gap ratio (based on total assets)	29.37%	11.42%	16.13%	22.47%

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or a “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect our interest rate sensitivity in subsequent periods. We attempt to balance longer-term economic views against prospects for short-term interest rate changes.

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALCO also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments accounting for significant variables, which are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of September 30, 2004. All assets presented in this table are held-to-maturity or available-for-sale. At September 30, 2004, we had no trading securities.

1 Excludes the gross amount of non-accrual loans of approximately $7.2 million at September 30, 2004.

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	$65,152	19.0%	$175,668	15.4%
+100	$59,802	9.2%	$164,872	8.3%
0	$54,766	-	$152,181	-
-100	$50,509	-7.8%	$136,147	-10.5%
-200	$42,479	-22.4%	$118,064	-22.4%

Although the simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market interest rate scenarios in 100 basis point increments, our main concern is the negative effect for the reasonably possible worst scenario. The ALCO policy prescribes that, for the worst possible rate drop scenario, the possible reduction of net interest income and NPV is not to exceed 20% of the base net interest income and 25% of the base NPV. Based on the results of simulation modeling above, the negative effect for the reasonably possible worst scenario (in this case, 175 basis point interest rate drop that is the current FRB’s short-term target rate) appears within the maximum tolerance level set by our ALCO policy.

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we are positively gapped by $131.2 million for a time horizon of one year. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

Management believes that the assumptions used by it to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Our strategies in protecting both net interest income and economic value of portfolio from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit the purchase of rate caps and floors, and engaging in interest rate swaps, although we have not yet engaged in either of these activities, other than an interest rate swap agreement arranged and subsequently terminated without any gain or loss See “Other Assets” above for further details.

Item 4.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004,  we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e) .

        Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a)  recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

        As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we will be required to include in our Annual Report on Form 10-K for the year ending December 31, 2004 a report on management's assessment of the effectiveness of our internal control over financial reporting as of the end of such fiscal year.

PART II OTHER INFORMATION

Item 1    Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in Bank’s Annual Report on Form 10-K for the year ended December 31, 2003 for descriptions of our legal proceedings.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, but prior to the closing of the holding company reorganization, the Bank issued 84,659 shares of unregistered common stock to officers and directors pursuant to the exercise of stock options, at an average exercise price of $2.20 per share. The shares were issued prior to the closing of the reorganization by the Bank in reliance on the exemptions provided under Section 4(2) and 3(a)(5) of the Securities Act. However, all shares of Company common stock issued in exchange for the Bank shares in connection with the reorganization were registered. Further, the Company filed a registration statement on Form S-8 covering the future issuance of shares underlying Company stock options with respect to the Company’s 1997 Stock Option Plan.

Item 3    Defaults Upon Senior Securities

None.

Item 4    Submission of Matters to a Vote of Security Holders

At the Bank’s Annual Meeting of Shareholders held August 25, 2004, the proposal to adopt the Agreement and Plan of Merger by and among the Bank, Company and Interim Wilshire Bancorp, Inc., was approved, pursuant to which the Company became the holding company of the Bank. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company. On the proposal, 8,618,855 shares were voted in favor, 1,125,531 shares were voted against, 30,964 shares abstained, and there were 3,152,105 broker non-votes.

In addition, at the Annual Meeting, eleven nominees were elected as directors of the Bank to serve one year terms. In connection with the proposal related to the bank holding company reorganization, these persons also were elected to serve as directors of the Company. The following persons were elected at the 2004 Annual Meeting to serve as members of the Board of Directors by the votes set forth below:

•	Steven Koh ( 12,655,067 votes in favor and 272,388 votes withheld)

•	Mel Elliot ( 12,106,914 votes in favor and 820,541 votes withheld)

•	Larry D. Greenfield, M.D. ( 12,211,387 votes in favor and 716,068 votes withheld)

•	Kyu-Hyun Kim ( 12,624,417 votes in favor and 303,038 votes withheld)

•	Richard Y. Lim ( 12,624,967 votes in favor and 302,488 votes withheld)

•	Gapsu Kim ( 12,653,717 votes in favor and 273,738 votes withheld)

•	Fred F. Mautner ( 12,625,767 votes in favor and 301,688 votes withheld)

•	Soo Bong Min ( 12,093,666 votes in favor and 833,789 votes withheld)

•	Young H. Pak ( 12,623,817 votes in favor and 303,638 votes withheld)

•	Harry Siafaris ( 12,624,067 votes in favor and 303,388 votes withheld)

•	Forrest I. Stichman ( 12,625,517 votes in favor and 301,938 votes withheld)

Further, immediately following the Annual Meeting, Donald D. Byun was appointed to the board of directors of the Company and the Bank to fillvacancies on each respective board of directors.

Because the Company has a classified Board of Directors, a certain number, but not all, of these directors will be elected on a rotating basis each year. Directors of the Company are divided into the following three classes:

Class I:    Steven Koh, Gapsu Kim, Fred Mautner, and Donald D. Byun;

Class II:    Mel Elliot, Forrest Stichman, Richard Lim, and Harry Siafaris; and

Class III:    Kyu-Hyun Kim, Young Hi Pak, Larry Greenfield, Soo Bong Min

The Class I directors will hold office until the first annual meeting of shareholders of the Company to be held in 2005, the Class II directors will hold office until the 2006 annual meeting and the Class III directors will hold office until the 2007 annual meeting. . After the expiration of the initial term of a particular class, each class of directors will be elected thereafter for three year terms. The Bank does not have a classified board of directors.

Item 5:    Other Information

Not applicable.

Item 6    Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

1.    Incorporated herein by reference to Exhibit 3.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
2.    Incorporated herein by reference to Exhibit 3.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
3.    Incorporated herein by reference to Exhibit 4.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
4.    Incorporated herein by reference to Exhibit 10.17 in the Bank's Form 10-Q filed with the Federal Deposit Insurance Corporation on May 16, 2003.
5.    Incorporated herein by reference to Exhibit 4.3 in the Bank's Form 10-K  filed with the Federal Deposit Insurance Corporation on March 29, 2004.
6.    The information required by this Exhibit is incorporated by reference from Note [3] of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 15, 2004	By:	/s/ Brian E. Cho .
Brian E. Cho
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share ~~1~~[6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

1.    Incorporated herein by reference to Exhibit 3.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
2.    Incorporated herein by reference to Exhibit 3.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
3.    Incorporated herein by reference to Exhibit 4.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
4.    Incorporated herein by reference to Exhibit 10.17 in the Bank's Form 10-Q filed with the Federal Deposit Insurance Corporation on May 16, 2003.
5.    Incorporated herein by reference to Exhibit 4.3 in the Bank's Form 10-K  filed with the Federal Deposit Insurance Corporation on March 29, 2004.
6.    The information required by this Exhibit is incorporated by reference from Note [3] of the Company’s Financial Statements included herein.

