Form 10-K
period 2004-12-31
WILSHIRE BANCORP INC
filed 2005-03-16
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Common Stock of the registrant outstanding as of February 28, 2005 was 28,477,624.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $177 million (computed based on the closing sale price of the common stock at $24.52 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

PART I
Item 1.    Business

General

Wilshire Bancorp, Inc. (the “Company,” "we," "us," or "our," hereafter) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company.

Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-K, are to be made with the Securities and Exchange Commission, or the Commission. Although we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 13 full-service Bank branch offices in southern California and one branch office in Texas. We also have five loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Oklahoma City, Oklahoma; Seattle, Washington; San Antonio, Texas; Las Vegas, Nevada; and the San Jose, California area (Milpitas, California).

The Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended (the "FDI Act"). Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2004, we had approximately $1.27 billion in assets, $1.02 billion in total loans, and $1.10 billion in deposits.

We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups. Our branches in Huntington Park and Garden Grove are located in predominantly Hispanic and Vietnamese communities, respectively. Our client base reflects the multi-ethnic composition of these communities.

To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the language of our customers assists us in tailoring products and services for our customers’ needs.

Available Information

We maintain an Internet website at www.wilshirebank.com. On the Investor Relations component of our website, we post our filings with the Commission, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements and any amendments to those reports or statements filed or furnished under the Exchange Act. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act.

Expansion

Over the past few years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen branch offices and five loan production offices. In 2004 we converted our loan production office in Dallas, Texas into a branch office. We also opened two new branch offices in each of downtown Los Angeles and Buena Park, California, and opened three loan production offices in Oklahoma City, Oklahoma; Las Vegas, Nevada; and San Antonio, Texas in areas that complement our multi-ethnic small business focus. During fiscal year 2003, we opened two full service branches located in the mid-Wilshire area of Los Angeles and in the Irvine area (City of Tustin, California). We had previously opened four new branch offices in Huntington Park, Gardena, Rowland Heights, and Garden Grove, California between 1999 and 2002. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our resources permit.

Business Segments

We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

Banking Operations: Includes providing commercial, consumer and real estate loans to customers.

Trade Finance Services: Assists our import/export customers with their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration Lending Services: Involves providing loans through the SBA guaranteed lending program.

Lending Activities

General

Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations and our internal lending limits. Our Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations. We engage in a full complement of lending activities, including:

•	commercial business lending and trade finance,

•	SBA lending, and

•	consumer loans, including automobile loans, home mortgages, credit lines and other personal loans.

In July 1999, we installed a new management team, which in turn implemented a strategy of increasing emphasis on commercial loans and attracting business accounts through relationship banking. This action was taken primarily to diversify our revenue sources and avoid excessive reliance on our SBA loans. In 1999, net revenue from our SBA department as a percentage of total net revenue represented 53.5% of our total net revenue. As a result of this strategy, the net revenue from our SBA department was 29.0% 31.8%, and 32.1% of our total net revenue in 2002, 2003 and 2004, respectively.

In 2003, we decided to increase our focus on consumer lending to meet customer needs and to diversify our product line. Under this modified business strategy, we established our Auto Loan Center in the first quarter of 2003 and our Home Loan Center for home mortgage borrowers in September of 2003.

As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services and have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

Loan Procedures

Loan applications may be approved by the Director Loan Committee of our Board of Directors, or by our management or lending officers to the extent of their loan authority. Our Board of Directors authorizes our lending limits. Our President, Chief Lending Officer and Chief Credit Administrator are responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

We grant individual lending authority to our President, Chief Lending Officer and some department managers. Our highest management lending authority is the combined administrative lending authority for unsecured and secured lending of $400,000, which requires the approval of our President. The next highest lending authority is $200,000 for our Chief Lending Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to our Senior Loan Committee or Director Loan Committee.

At December 31, 2004, our authorized legal lending limits were $18.7 million for unsecured loans plus an additional $12.5 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital, plus the allowance for loan losses and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. Our primary capital plus allowance for loan losses at December 31, 2004 totaled $115.0 million.

We seek to mitigate the risks inherent in our loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser.

Real Estate Loans

We offer commercial real estate loans to finance the acquisition of new or refinancing of existing commercial properties, such as shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and multiple dwellings. Our real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in our primary market areas of Southern California. Real estate loans typically bear an interest rate that floats with our base rate, prime rate or another established index. At December 31, 2004, total real estate loans constituted 85% of our loan portfolio.

Commercial real estate loans typically have seven year maturities with up to 25 year amortization of principal and interest and loan-to-value ratios of not more than 65% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three years of the date of the loan.

Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of one year, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 20-25% equity capital investment by the developer and loan to value ratios of not more than 65% of anticipated completion value.

Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. We also offer miniperm loans as take-out financing with our construction loans. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years.

Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with our base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

Our real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) reduction in real estate values in Southern California, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters. We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) secondary appraisals, (e) external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

Commercial Business Lending

We offer commercial loans to sole proprietorships, partnerships and corporations, with an emphasis on the real estate related industry. These commercial loans include business lines of credit and commercial term loans to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are secured primarily by real estate, accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, LIBOR or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either floats with the Company’s base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

We also provide other banking services tailored to the small business market. We have focused recently on diversifying our loan portfolio, which has led to an increase in commercial real estate and commercial business loans to small and medium sized businesses.

Our portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases; and (iii) the deterioration of a borrower’s or guarantor’s financial capabilities. We attempt to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) a dual signature approval system, (c) strict adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Small Business Administration Lending Services

Small Business Administration, or SBA, lending is an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, as well as the multi-ethnic population areas surrounding our loan production offices in Northern California, Washington, Oklahoma, Nevada, and Texas. For most areas, our SBA Loan Department has attained “Preferred Lender” status, which permits us to approve SBA guaranteed loans directly. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time consuming SBA approval process.

We recently have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. However, SBA loans continue to remain an important component of our business. To improve operational efficiency, in 1999, we restructured our SBA department to make it more marketing-oriented. The restructure involved, among other things, eliminating the SBA department’s separate administrative staff and moving this function with our other general administration department, and closing our regional SBA loan production office in Chicago. We reduced our operating expenses from $5.1 million in 2001 to $2.8 million and $3.8 million in 2003 and 2004, respectively. At the same time, we increased the assets of our SBA business segment from $72.6 million at December 31, 2001 to $125.6 million and $150.0 million at December 31, 2003 and 2004, respectively. The amount of our pre-tax income from this segment represented 52.6% of our total pre-tax income in 2001, 50.1% in 2002, 51.4% in 2003, and 47.4% in 2004.

Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the lengthy duration of the SBA program nationally.

Consumer Loans

Consumer loans include personal loans, auto loans, home improvement loans, home mortgage loans, revolving lines of credit and other loans typically made by banks to individual borrowers. Prior to 2003, we did not actively pursue consumer-lending opportunities. Consumer loans historically had represented less than 5% of our total loan portfolio. We provided consumer loan products only as additional services to existing customers. However, since 2003, we have increased our focus on consumer lending in an effort to diversify our product line.

Our consumer loan portfolio is subject to certain risks, including:

•	amount of credit offered to consumers in the market,

•	interest rate increases, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

•	reviewing each loan request and renewal individually,

•	using a dual signature system of approval,

•	strict adherence to written credit policies and,

•	external independent credit review.

Trade Finance Services

Our Trade Finance Department has been an integral part of our business since the early 1990s and assists our import/export customers with their international transactions. Trade Finance products include the issuance and collection of letters of credit, international collection, import/export financing, and U.S. EximBank and SBA guaranteed loans.

We generate most of our revenue from the Trade Finance Department from fee income through providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department’s fee income has increased from $1.0 million in 2001 to $1.3 million, $1.5 million, and $1.8 million in 2002, 2003, and 2004, respectively, and its net revenue has increased from $1.7 million in 2001 to $1.9 million, $3.0 million, and 2.4 million in 2002, 2003, and 2004, respectively.

Deposit Activities and Other Sources of Funds

Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are not as stable. Customer deposits remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. Other borrowings may be used:

•	on a short-term basis to compensate for reductions in deposit inflows at less than projected levels, and

•	on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

We offer a variety of accounts for depositors which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, installment savings accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us and other sources of funds are described below:

Certificates of Deposit

We offer several types of CDs with a maximum maturity of five years. The substantial majority of our CDs have a maturity of one to 12 months and typically pay simple interest credited monthly or at maturity.

Regular Savings Account.

We offer savings accounts that allow for unlimited deposits and withdrawals, provided that depositors maintain a $100 minimum balance. Interest is compounded daily and credited quarterly.

Money Market Accounts

Money market accounts pay a variable interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary. Interest is compounded daily and paid monthly.

Checking and NOW Account.

Checking and NOW accounts are generally non-interest and interest bearing accounts, respectively, and may include service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Federal Home Loan Bank Borrowings

To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy.

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2004, we owned $4,371,500 in FHLB stock.

Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At December 31, 2004, our borrowing limit with the Federal Home Loan Bank was approximately $293 million.

Internet Banking

Since 1999, we have offered Internet banking service, which allows our customers to access their deposit and loan accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts and make on-line bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit.

Other Services

We also offer ATM machines located at some branch offices, customer access to an ATM network and armored carrier services.

Marketing

Our business plan relies principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. Our marketing approach emphasizes the advantages of dealing with an independent, locally-managed and state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and efforts and makes determinations based on these evaluations whether to continue or modify our business plan, where appropriate.

We do not currently have any plans to develop any new lines of business which would require a material amount of capital investment on our part.

Competition

Regional Branch Competition

Our market has become increasingly competitive in recent years with respect to virtually all products and services which we offer. Although the general banking market is dominated by a relatively small number of major banks with numerous offices covering a wide geographic area, we compete in our niche market directly with smaller community banks which focus on Korean-American and other minority consumers and businesses.

There is a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include six locally owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes.

In order to compete effectively, we provide quality, personalized service and fast, local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks. Unlike many other Korean-ethnic community banks, we focus a significant portion of our marketing efforts on non-Korean customers. We seek to distinguish ourselves from these competitors through superior customer service quality provided with our service motto, the “Four S’s - Smile, Sincerity, Speed and Simplicity.”

A less significant source of competition in the Los Angeles metropolitan area includes branch offices of major national and international banks which maintain a limited bilingual staff for Korean-speaking customers. Although such banks have not traditionally focused their marketing efforts on our minority customer base in Southern California, their competitive influence could increase should they choose to focus on this market in the future.

Regional Loan Production Office Competition

We operate loan production offices in Seattle, Washington; the San Jose, California area (Milpitas, California); San Antonio, Texas; Oklahoma City, Oklahoma and Las Vegas, Nevada. In Seattle, there is currently one local Korean-American bank serving the banking needs of the local Korean-American community. In addition, three other Los Angeles-based Korean-American banks have opened loan production offices in the Seattle area. In San Jose, three Los Angeles-based Korean-American banks have opened office branches serving the banking needs of the local Korean-American community. In Dallas, there is currently one local Korean-American bank serving the banking needs of the local Korean-American community.

Other Competitive Factors

Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits (restricted to a percentage of the bank’s total stockholders’ equity, depending upon the nature of the loan transaction) than we do.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and/or in-store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean language capabilities. However, as such technology becomes available, the competitive pressure to be at the forefront of such advancements will be significant.

The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain SBA loan production offices. In addition, because these loans are largely broker-driven, we compete to a large extent with banks which originate SBA loans outside our immediate geographic area. Furthermore, because these loans may be written out of loan production offices specifically set up to write SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. We also plan to expand loan production offices in other states where we can compete effectively. Unlike the market for the origination of SBA loans, the market for the resale of SBA loans is currently a seller’s market, and to date. We have had no difficulty finding buyers for our SBA loans. However, there can be no assurance that the resale market for SBA loans will grow or maintain its current status.

Business Concentration

No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85% of our loan portfolio held for investment at December 31, 2004 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2004, we had 245 full time equivalent employees (241 full-time employees and 6 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

Regulation and Supervision

The following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

General

The supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

Various legislation is from time to time introduced in Congress and California’s legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon the financial condition and results of operations of us or any of our subsidiaries.

Wilshire Bancorp

We are a bank holding company registered under the Bank Holding Company Act, and are subject to supervision, regulation and examination by the Federal Reserve Board. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength

We are regarded as a legal entity separate and distinct from our other subsidiaries. The principal source of our revenues will be dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to us without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

As a California corporation, Wilshire Bancorp is restricted under the California General Corporation Law (“CGCL”) from paying dividends under certain conditions. The shareholders of Wilshire Bancorp will be entitled to receive dividends when and as declared by its board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the “quantitative solvency” and the “liquidity” tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1¼ times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must equal to at least 1¼ times current liabilities. In certain circumstances, Wilshire Bancorp may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to its shareholders.

Activities “Closely Related” to Banking

The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

Gramm-Leach Bliley Act; Financial Holding Companies

The Gramm-Leach-Bliley Financial Modernization Act, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” We have not yet made an election to become a financial holding company, but we may do so at some time in the future.

The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that:

•	states that the bank holding company elects to become a financial holding company;

•	provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company;

•	certifies that each depository institution controlled by the bank holding company is “well-capitalized” as of the date the bank holding company submits its declaration;

•	provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and

•	certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration.

The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:

•	financial in nature;

•	incidental to such financial activity; or

•	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”:

•	lending, trust and other banking activities;

•	insurance activities;

•	financial or economic advisory services;

•	securitization of assets;

•	securities underwriting and dealing;

•	existing bank holding company domestic activities;

•	existing bank holding company foreign activities; and

•	merchant banking activities.

In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. We and the Bank have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Safe and Sound Banking Practices

Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

Annual Reporting; Examinations

We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.

Capital Adequacy Requirements

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $150 million or more in assets on a consolidated basis. We currently have consolidated assets in excess of $150 million, and are therefore subject to the Federal Reserve Board’s capital adequacy guidelines.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2004, our Tier 1 risk-based capital ratio was 9.87% and our total risk-based capital ratio was 11.95%. Thus, we are considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2004, our leverage ratio was 8.35%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Acquisitions by Bank Holding Companies

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

Cross-guarantees

Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently our only FDIC-insured depository institution subsidiary.

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as Wilshire Bancorp) or any shareholder or creditor of such holding company.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Bank is not subject to any such requirements.

FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

USA Patriot Act

On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to Wilshire Bancorp. We, and our subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002, or "Sarbanes-Oxley Act." The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the Commission issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

•
the establishment of an independent public oversight of public company accounting firms by a board that will set auditing, quality and ethical standards for and have investigative and disciplinary powers over such accounting firms,

•	the enhanced regulation of the independence, responsibilities and conduct of accounting firms which provide auditing services to public companies,

•	the increase of penalties for fraud related crimes,

•	the enhanced disclosure, certification, and monitoring of financial statements, internal financial controls and the audit process, and

•	the enhanced and accelerated reporting of corporate disclosures and internal governance.

Furthermore, in November 2003, in response to the directives of the Sarbanes-Oxley Act, Nasdaq adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the Nasdaq National Market (the market on which our common stock is listed for trading). The new Nasdaq rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of "independent" members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new Nasdaq governance requirements have required the Company to review its current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. As of the date of this filing, the Company believes it in compliance with the new law and regulations and the Nasdaq governance requirements.

Wilshire State Bank

Wilshire State Bank is subject to extensive regulation and examination by the California Department of Financial Institutions and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and state laws and regulations which are applicable to the Bank, regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Transactions with Affiliates

There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and Regulation W, governing the extent to which the Bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates. Among other restrictions, such transactions between the Bank and any one affiliate (including the Company) generally will be limited to 10% of the Bank’s capital and surplus, and transactions between the Bank and all affiliates will be limited to 20% of the Bank’s capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

In addition, any transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate generally must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

Loans to Insiders

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Dividends

The ability of the Bank to pay dividends on its common stock is restricted by the California Financial Code, the FDIA and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income for the last three fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner of Department of Financial Institutions, in an amount not exceeding the greatest of:

•	retained earnings,

•	net income for the prior fiscal year, or

•	net income for the current fiscal year.

The Bank’s ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991.

Capital Requirements

The Bank is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators.

The FDIC and the California Department of Financial Institutions monitor the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The agencies consider each of the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.

Under the risk-based capital guidelines, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:

•
common shareholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments; less net unrealized losses on marketable equity securities);

•	certain noncumulative perpetual preferred stock and related surplus; and

•	minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets.

The remainder, supplementary (Tier 2) capital, may consist of:

•	allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;

•	certain perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	perpetual debt;

•	mandatory convertible debt securities;

•	term subordinated debt;

•	intermediate-term preferred stock; and

•	certain unrealized holding gains on equity securities.

“Total risk-based capital” is determined by combining core capital and supplementary capital.

Under the regulatory capital guidelines, the Bank must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to adjusted total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered adequately capitalized. See discussion in the section below entitled “The FDIC Improvement Act.”

The FDIC Improvement Act

The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as “well-capitalized” as of December 31, 2004.

In addition, if a bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.

Furthermore, if a bank is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding and (iv) has not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

Brokered Deposits

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The Bank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.

Federal Limitations on Activities and Investments

The equity investments and activities as a principal of FDIC-insured state-chartered banks such as the Bank are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.

FDIC Deposit Insurance Assessments

In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories have three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized (which would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses (Group A). A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund (group B). A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund (Group C).

On June 30, 1996, the Deposit Insurance Funds Act of 1996, or DIFA, was enacted and signed into law as part of the Economic Growth and Regulatory Paperwork Reduction Act of 1996. DIFA established the framework for the eventual merger of the BIF and the Savings Association Insurance Fund, or SAIF, into a single Deposit Insurance Fund. It repealed the statutory minimum premium and, under implementing FDIC regulations promulgated in 1997, premiums assessed by both the BIF and the SAIF are to be assessed using the matrix described below at a rates between 0 cents and 27 cents per $100 of deposits.

	Group A	Group B	Group C
Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

DIFA also separated, effective January 1, 1997, the Financing Corporation, or FICO, assessment to service the interest on its bond obligations from the BIF and SAIF assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC’s risk-related assessment rate schedules. The FICO rate may be adjusted quarterly to reflect changes in assessment bases for the BIF and the SAIF.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Check Clearing for the 21st Century Act

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which became effective in October 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Wilshire Bancorp has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Interstate Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. The Bank currently has branches located in the States of California and Texas.

Federal Home Loan Bank System

The Federal Home Loan Bank system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of San Francisco, or FHLB-SF, and is required to own capital stock in the FHLB-SF in an amount equal to the greater of 1% of the membership asset value, not exceeding $25 million, or 4.7% of outstanding FHLB-SF advance borrowings. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-SF to the Bank are secured by a portion of the its mortgage loan portfolio, certain other investments and the capital stock of the FHLB-SF held by the Bank.

Mortgage Banking Operations

The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California Department of Financial Institutions, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

Future Legislation and Economic Policy

Our management and the management of the Bank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue.

RISK FACTORS

There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business and profitability.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans we extend to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment. Between December 31, 2000 and December 31, 2003, the federal funds target rate declined by 550 basis points. Consequently, our quarterly net interest margin decreased by 221 basis points from the fourth quarter of 2000 to the fourth quarter of 2003. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability.

The holders of recently issued debentures have rights that are senior to those of our shareholders.

In December 2002, the Bank issued $10 million of 2002 Junior Subordinated Debentures. In December 2003, the Company, then a wholly-owned subsidiary of the Bank, issued $15,464,000 of 2003 Junior Subordinated Debentures in connection with a $15,000,000 trust preferred securities issuance by a statutory trust wholly-owned by the Company. The purpose of these transactions was to raise additional capital. The 2002 and 2003 Junior Subordinated Debentures are senior to the shares of our common stock. As a result, the Company must make payments on the debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the debentures must be paid in full before any distributions may be made to the holders of our common stock. We have the right to defer distributions on the 2003 Junior Subordinated Debentures for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to make capital contributions to the Company, then the Company may be unable to pay the amounts due to the holder of the 2003 Junior Subordinated Debentures and, thus, we would be unable to declare and pay any dividends on our common stock.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

If conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability are likely to be materially adversely affected. A substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California, particularly in the Los Angeles area, could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect us.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and consumer demand. There is increasing pressure on financial services companies to provide products and services at lower prices. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services. A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse effect on our business, profitability, or growth prospects.

Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

A substantial portion of our assets consist of loans secured by real estate in California. At December 31, 2004, approximately 84% of our loans were secured by real estate. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as “El Nino”. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us. In recent years, real estate prices in Southern California rose precipitously. If real estate prices were to fall in Southern California, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future. However, we have entered into an employment agreement with Soo Bong Min, our President and Chief Executive Officer, which continues until June 1, 2007.

We may be unable to manage future growth.

We may encounter problems in managing our future growth. Our total assets have more than doubled in three years from $490 million at December 31, 2001, to $983 million at December 31, 2003, to $1.27 billion at December 31, 2004. We currently intend to open additional “de novo” branches and loan production offices and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

Increases in our allowance for loan losses could materially adversely affect our earnings.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. However, actual loan losses could increase significantly as the result of changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond our control. Thus, such losses could exceed our current allowance estimates. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings.

In addition, the FDIC and the California Department of Financial Institutions, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. Such regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs, based upon judgments different from those of management. Any increase in our allowance required by the FDIC or the DFI could adversely affect us.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

People generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, our operations and financial condition could be adversely affected.

Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

As of February 28, 2005, our directors and executive officers together with their affiliates, beneficially owned approximately 46% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

The market for our common stock is limited, and potentially subject to volatile changes in price.

The market price of the common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and have been unrelated to the operating performance of those companies. In addition, the sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. Further, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly. Any such fluctuations may adversely affect the prevailing market price of the common stock.

Additional shares of our Common Stock issued in the future could have a dilutive effect.

Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock. As of February 28, 2005, there were approximately 28,477,624 shares of our common stock issued and outstanding, plus an additional 882,720 shares of our authorized common stock available for the future grant of options and an additional 941,167 shares of common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan. Thus, approximately 49,698,489 shares of our common stock remains authorized (not reserved for stock options or available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock issued in the future could have dilutive and other effects.

Shares of our preferred stock eligible for future issuance and sale could have a dilutive effect on the market for the shares of our common stock. In addition to 80,000,000 shares of common stock, the Articles of Incorporation of the Company authorize the issuance of 5,000,000 shares of preferred stock. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon liquidation of the Company or with respect to the payment of dividends, in respect of voting rights or in the redemption of the capital stock of the Company. The rights, preferences, privileges and restrictions applicable to any series of preferred stock would be determined by resolution of the Board of Directors of the Company.

We face substantial competition in our primary market area.

We conduct our banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

The Company was recently incorporated, on December 9, 2003, for the purpose of facilitating the issuance of trust preferred securities for the Bank and becoming the Bank's holding company. Therefore, the Company has limited operating history, and since its principal activity for the foreseeable future will be to act as the holding company of the Bank, the profitability of the Company will be dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

The Company relies heavily on the payment of dividends from the Bank.

The ability of the Company to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to the Company on the Bank common stock, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends the Bank may pay to the Company. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FDIC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (1) the FDIC increases any of these required ratios; (2) the total of risk-weighted assets of the Bank increases significantly; and/or (3) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of management of the Bank. The foregoing restrictions on dividends paid by the Bank may limit the Company's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Company shareholders. The amount of dividends the Bank could pay to the Company as of December 31, 2004 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $40.9 million.

Anti-takeover provisions of the charter documents of the Company may have the effect of delaying or preventing changes in control or management.

Certain provisions in the Articles of Incorporation and Bylaws of the Company could discourage unsolicited takeover proposals not approved by the board of directors in which shareholders could receive a premium for their shares, thereby potentially limiting the opportunity for our shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal or may have the effect of permitting our current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that shareholders may wish to make if they are dissatisfied with the conduct of our business. The anti-takeover measures included in the Company Articles of Incorporation and Bylaws, include, without limitation, the following:

•	the elimination of cumulative voting,

•	the adoption of a classified board of directors,

•	super-majority shareholder voting requirements to modify certain provisions of the Articles of Incorporation and Bylaws, and

•	restrictions on certain "business combinations" with third parties who may acquire securities of the Company outside of an action taken by the Company.

We are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete.

We are subject to extensive state and federal regulation, supervision and legislation, all of which is subject to material change from time to time. These laws and regulations increase the cost of doing business and have an adverse impact on our ability to compete efficiently with other financial service providers that are not similarly regulated. Changes in regulatory policies or procedures could result in management’s determining that a higher provision for loan losses would be necessary and could cause higher loan charge-offs, thus adversely affecting our net earnings. There can be no assurance that future regulation or legislation will not impose additional requirements and restrictions on us in a manner that could adversely affect our results of operations, cash flows, financial condition and prospects.

We could be negatively impacted by downturns in the South Korean economy.

Many of our customers are locally based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea in connection with certain of our loans and credit transactions with Korean banks. Such exposure has consisted of (i) discounts of acceptances created by banks in South Korea, (ii) advances made against clean documents presented under sight letters of credit issued by banks in South Korea, (iii) advances made against clean documents held for later presentation under letters of credit issued by banks in South Korea and, (iv) extensions of credit to borrowers in the U.S. secured by letters of credit issued by banks in South Korea. We generally enter into any such loan or credit arrangements, in excess of $200,000 and of longer than 120 days, only with the largest of the Korean banks and spreads other lesser or shorter term loan or credit arrangements among a variety of medium-sized Korean banks.

Due to the economic crisis in South Korea in the mid-1990's, management has continued to closely monitor our exposure to the Korean economy and the activities of Korean banks with which we conduct business. To date, we have not experienced any significant losses attributable to our exposure to South Korea. Nevertheless, there can be no assurance that our efforts to minimize exposure to downturns in the Korean economy will be successful in the future, and another significant downturn in the Korean economy could result in significant credit losses for us.

In addition, because our customer base is largely Korean-American, our deposit base could significantly decrease as a result of a deterioration of the Korean economy. For example, some of our customers' businesses may rely on funds from South Korea. Further, our customers may temporarily withdraw deposits in order to transfer funds and benefit from gains on foreign exchange and interest rates, and/or to help their relatives in South Korea during downturns in the Korean economy. A significant decrease in our deposits could also have a material adverse effect on our financial condition and results of operations.

Item 2.    Properties

Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California (the “Main Office”) and consist of approximately 26,351 square feet on the fifth, seventh and fourteenth floors of the Main Office. We recently expanded the spaces and extended the terms of leases for these premises to March 31, 2015 with our option to extend for two consecutive five-year periods. The new combined monthly rents will be $30,728 for 29,265 square feet starting April 2005.

We have 13 full-service branch banking offices in Southern California and one branch office in Dallas, Texas. In addition, in the first half of 2005, two more branches are planned to open in California and the Dallas branch will move into the new location to provide full banking services. These offices are all leased, except for the branch locations in Huntington Park and Garden Grove and the new Dallas branch location which we own. We also lease five separate loan production offices in Seattle, Washington; San Antonio, Texas; the San Jose, California area (Milpitas, California); Oklahoma City, Oklahoma; and Las Vegas, Nevada. Each of our branch offices is listed in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, California	leased	7,426	n/a	$ 9,654	Branch office	Just extended to March 2015 [w/right to extend for two consecutive 5-year periods]

Rowland Heights Office 19765 E. Colima Road Rowland Heights, California	leased	2,860	n/a	$ 7,588	Branch office	May 2006 [w/right to extend for two consecutive 5-year periods]

Western Office 841 South Western Avenue Los Angeles, California	leased	4,950	n/a	$ 15,944	Branch office	June 2005 [w/right to extend for one 5-year periods]

Valley Office 8401 Reseda Boulevard Northridge, California	leased	7,350	n/a	$ 4,328	Branch office	October 2007 [w/right to extend for two consecutive 5-year periods]

Downtown Office 1122 South Maple Avenue Suites 203,204, and 205 Los Angeles, California	leased	2,700	n/a	$ 6,357	Branch office	April 2010 [w/right to extend for one 5-year period]

Cerritos Office 17500 Carmenita Road Cerritos, California	leased	10,102	n/a	$ 6,974	Branch office	January 2010 [w/right to extend for one 5-year periods]

Gardena Office 15435 South Western Ave. Suite 100 Gardena, California	leased	4,150	n/a	$ 9,191	Branch office	November 2005 [w/right to extend for two consecutive 5-year periods]

Westminster Office 10131 Westminster Avenue Garden Grove, California	leased	1,820	n/a	$ 2,575	Branch office	March 2007 [w/right to extend for 4 ½ years]

Irvine Office 14451 Red Hill Avenue Tustin, California	leased	1,200	n/a	$ 5,000	Branch office	June 2008 [w/right to extend for one 5-year periods]

Mid-Wilshire Office 3834 Wilshire Boulevard Los Angeles, California	leased	3,382	n/a	$ 8,455	Branch office	December 2007 [w/right to extend for one 5-year periods]

Fashion Town Office 1300 S. San Pedro Street Los Angeles, California	leased	3,208	n/a	$ 6,608	Branch office	December 2009 [w/right to extend for two consecutive 5-year periods]

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Fullerton Office 5254 Beach Blvd. Buena Park, California	leased	1,440	n/a	$ 2,880	Branch office	July 2009 [w/right to extend for two consecutive 5-year periods]

Huntington Park 6350 Pacific Boulevard Huntington Park, California	purchased in 2000		$ 710,000	n/a	Branch office	n/a

Torrance Office 2424 Sepulveda Blvd. Torrance, California	leased	1,550	n/a	$ 4,077	Branch office In preparation	January 2010 [w/right to extend for two consecutive 5-year periods]

Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, California	purchased in 2005		$ 1,535,500	n/a	Branch office In preparation	n/a

Dallas Office 2237 Royal Lane Dallas, Texas	purchased in 2003		$ 1,325,000	n/a	Branch office In preparation	n/a

Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Trading History

The Company succeeded to the business and operations of Wilshire State Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. Prior to the reorganization, the Bank was listed for trading on the Nasdaq National Market under the symbol “WSBK.” The Company’s, and not the Bank’s, common stock is now listed for trading on the Nasdaq National Market. The Company’s common stock is listed under the symbol “WIBC”. However, trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

The information in the following table sets forth, for the quarters indicated, the high and low closing sale price for the common stock as reported on the Nasdaq National Market System:

	Closing Sale Price [1]
	High	Low
Year Ended December 31, 2004
First Quarter	$14.56	$8.63
Second Quarter	$14.25	$10.98
Third Quarter	$17.00	$11.87
Fourth Quarter	$17.35	$13.54
Year Ended December 31, 2003
First Quarter	$3.65	$2.73
Second Quarter	$4.31	$3.54
Third Quarter	$5.88	$3.86
Fourth Quarter	$9.71	$5.89

On February 28, 2005, the closing sales price for the Common Stock was $13.70, as reported on the Nasdaq National Market System. As of February 28, 2005, there were approximately 190 shareholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,477,624 outstanding shares of common stock.

Dividends

As a California corporation, the Company is restricted under the CGCL from paying dividends under certain conditions. The shareholders of the Company are entitled to receive dividends when and as declared by its board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the “quantitative solvency” and the “liquidity” tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1¼ times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must equal to at least 1¼ times current liabilities. In certain circumstances, the Company may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to its shareholders.

It has been our practice to retain earnings for the purpose of increasing capital to support growth. Accordingly, until recently, we had paid no cash dividends. However, we recently declared a cash dividend for our shareholders of record as of March 31, 2005, payable on April 14, 2005. While we may pay cash dividends in the future, dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must also comply with applicable bank regulations.

Our ability to pay cash dividends in the future will depend in large part on the ability of Wilshire State Bank to pay dividends on its capital stock to us. The ability of the Bank to pay dividends on its common stock is restricted by the California Financial Code, the FDIA and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income for the last three fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner of Department of Financial Institutions, in an amount not exceeding the greatest of:

•	retained earnings,

1  Figures in the table have been retroactively adjusted to reflect a 10% stock dividend issued in May 2003 and two two-for-one stock splits (effected in the form of a 100 % stock dividend) issued in December 2003 and 2004, respectively.

•	net income for the prior fiscal year, or

•	net income for the current fiscal year.

The Bank’s ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice.

The following table shows stock dividends and stock splits declared for the three years ended December 31, 2004:

Declaration Date	Payable Date	Record Date	Type
July 19, 2002	August 15, 2002	July 31, 2002	Two-for-one stock split
April 10, 2003	May 15, 2003	April 30, 2003	10% stock dividend
November 20, 2003	December 17, 2003	November 30, 2003	Two-for-one stock split
November 22, 2004	December 14, 2004	December 3, 2004	Two-for-one stock split

Information concerning securities authorized for issuance under the our equity compensation plans appears in Part III, Item 12 under the caption “Equity Compensation Plan Information” which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of February 28, 2005, with respect to options outstanding and available under the Company’s 1997 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights [1]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A [1]

Equity compensation plans approved by security holders	941,167	$4.05	882,720

Item 6.    Selected Financial Data

The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2004. The selected historical financial information is derived from the Company’s audited financial statements and should be read in conjunction with the financial statements of the Company and subsidiaries and the notes thereto which appear elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below.
	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Summary Statement of Operations Data:
Interest income	$59,798	$40,926	$32,785	$32,770	$32,057
Interest expense	17,463	11,944	9,008	13,144	12,079
Net interest income before provision for loan losses	42,335	28,982	23,777	19,626	19,978
Provision for losses on loans and loan commitments	3,567	2,783	3,240	3,935	3,010
Noninterest income	20,997	17,099	11,375	9,167	6,792
Noninterest expenses	27,283	21,986	17,588	15,461	14,938
Income before income taxes	32,482	21,312	14,324	9,397	8,823
Income tax provision	13,024	8,495	5,731	3,215	3,653
Net income	19,458	12,817	8,593	6,182	5,169
Per Share Data:[1]
Net income
Basic	$0.70	$0.50	$0.34	$0.25	$0.22
Diluted	$0.68	$0.44	$0.32	$0.23	$0.20
Book value	$3.14	$2.27	$1.78	$1.45	$1.21
Weighted average common shares outstanding
Basic	27,623,766	25,781,222	25,319,514	24,727,896	23,988,862
Diluted	28,515,881	28,973,208	27,058,850	27,086,704	25,742,198
Period end shares outstanding	28,142,470	25,902,728	25,594,615	25,078,072	24,083,320
Summary Statement of Financial Condition Data (Period End):
Total loans, net of unearned income	$1,020,723	$757,006	$524,541	$371,536	$272,268
Allowance for loan losses	11,111	9,011	6,343	5,559	4,968
Other real estate owned	—	377	—	26	41
Total assets	1,265,641	983,264	692,810	490,014	423,985
Total deposits	1,098,973	856,516	618,855	448,607	388,162
Federal Home Loan Bank Advances	41,000	29,000	10,000
Junior Subordinated Debentures	25,464	25,464	10,000
Total stockholders’ equity	88,307	58,741	45,392	36,192	29,134
Performance ratios:
Return on average equity[2]	25.42%	24.56%	20.97%	18.77%	19.57%
Return on average assets[3]	1.70%	1.58%	1.49%	1.37%	1.45%
Average equity over average assets	6.71%	6.43%	7.10%	7.28%	7.43%
Net interest margin[4]	4.05%	3.89%	4.48%	4.75%	6.20%
Efficiency ratio[5]	43.08%	47.71%	50.03%	53.70%	55.80%
Net loans to total deposits at period end	91.87%	87.33%	83.73%	81.58%	68.86%
Dividend payout ratio	—	—	—	—	—
Capital ratios:
Average stockholders’ equity to average total assets	6.69%	6.43%	7.09%	7.28%	7.43%
Tier 1 capital to adjusted total assets	8.35%	6.36%	7.00%	7.70%	7.22%
Tier 1 capital to total risk-weighted assets	9.87%	7.29%	8.40%	9.25%	9.89%
Total capital to total risk-weighted assets	11.95%	11.60%	11.45%	10.50%	11.15%
Asset quality ratios:
Nonperforming loans to total loans[6].	0.26%	0.50%	0.66%	0.96%	0.90%
Nonperforming assets to total loans and other real estate owned[7]	0.26%	0.54%	0.66%	0.96%	0.92%
Net charge-offs (recoveries) to average total loans	0.10%	0.02%	0.54%	1.06%	0.60%
Allowance for loan losses to total loans at period end	1.09%	1.19%	1.21%	1.50%	1.82%
Allowance for loan losses to nonperforming loans	411.63%	240.45%	182.96%	156.28%	202.20%

1  As adjusted to reflect a 10% stock dividend issued in May 2003 and two two-for-one stock splits effected in the form of a 100 % stock dividend, issued in December 2003 and 2004, respectively. (See “MARKET INFORMATION AND DIVIDEND POLICY” herein.)
2  Net income divided by average shareholders’ equity.
3  Net income divided by average total assets.
4  Represents net interest income as a percentage of average interest-earning assets.
5  Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income
6  Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
7  Nonperforming assets consist of nonperforming loans (see footnote no. 6 above) and other real estate owned.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2004, 2003 and 2002, respectively, and includes the statistical disclosures required by Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a 10% stock dividend issued in May 2003 and the two-for-one stock splits (effected in the form of a 100 % stock dividend) in December 2003 and 2004, respectively. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled "Risk Factors," in this Report

The risk factors referred to in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

Wilshire Bancorp, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) succeeded to the business and operations of Wilshire State Bank (the “Bank”) upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-K, are to be made with the SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

We operate community banks in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles Metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

At December 31, 2004, we had approximately $1.27 billion in assets, $1.02 billion in total loans, and $1.10 billion in deposits.

We also have expanded and diversified our business growth by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen branch offices and five loan production offices. In 2004 we converted the loan production office in Dallas, Texas into a branch office. We also opened two branch offices in downtown Los Angeles and the City of Buena Park, California, and three loan production offices in Oklahoma City, Oklahoma; Las Vegas, Nevada; and San Antonio, Texas. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

In 2002 and 2003, we raised an aggregate of $25.5 million through the issuance of subordinated debentures. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

2004 Key Performance Indicators

We believe the following were key indicators of our performance for operations during 2004:

•	our total assets grew to $1.27 billion at the end of 2004, or an increase of 28.7% from $983.26 million at the end of 2003.

•	our total deposits grew to $1.10 billion at the end of 2004, or an increase of 28.3% from $856.52 million at the end of 2003.

•	our total loans grew to $1.02 billion at the end of 2004, or an increase of 35% from $757 million at the end of 2003.

•	our ratio of total non-performing loans to total loans improved to 0.26% in 2004 from 0.50% in 2003.

•
total noninterest income increased to $21.0 million in 2004, or an increase of 22.8% from $17.1 million in 2003. We primarily attribute this increase to our efforts to diversify and expand our non-interest revenue sources.

•
total noninterest expense increased from $22.0 million in 2003 to $27.3 million in 2004, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.39% in 2004 from 2.71% in 2003. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 47.71% in 2003 to 43.08% in 2004.

These items, as well as other factors, contributed to the increase in net income for 2004 to $19.5 million from $12.8 million in 2003, or $0.68 per diluted common share in 2004, as compared to $0.44 per diluted common share in 2003 and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2005 Outlook

As we look ahead to 2005, we anticipate continued good financial performance. We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. Further, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target marketing efforts in these areas.

We intend to continue our focus on loan and deposit growth and managing our net interest margin, while attempting to control expenses and credit losses to achieve our net income and other objectives. We will continue to utilize strategies to control other operating expenses. We will continue to strive to be more efficient and focus on controlling the growth of these expenses so that they grow more slowly than our business.

Although interest rates decreased in 2003, 2002 and 2001, compressing our interest margins, we continued to exhibit growth in net interest income. As interest rates increased in 2004, our yield on earning assets increased. Should interest rates increase further, our yield on earnings assets will likely increase further although we cannot be certain as to the extent of such increases, if any. We can then decide whether to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in certain marketing activation programs to attempt to achieve a desirable net interest margin. Any increases in the rates we charge on our accounts could have an adverse effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are improving from the downturn experienced in recent years.

Finally, we completed the reorganization into a holding company structure during the third quarter of 2004. In the reorganization, each of the Bank’s outstanding shares of common stock were converted into an equal number of shares of common stock in the Company, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating within a holding company structure will, among other things:

•	allow us to use the proceeds from the issuance of our junior subordinated debentures as Tier 1 capital (within regulatory guidelines).

•	provide greater operating flexibility;

•	facilitate the acquisition of related businesses as opportunities arise;

•	improve our ability to diversify;

•	enhance our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and

•	enhance our ability to raise capital to support growth.

For 2005, management will be focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the results of 2004 results, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

•	the specific review of individual loans in accordance with Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan,

•	the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

•	our judgmental estimate based on various subjective factors.

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

The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact (neutral) to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. The credit risk matrix provides seven possible scenarios for each of the identified factors detailed below. The matrix allows for three positive/decrease (major, moderate, and minor), three negative/increase (major, moderate, and minor), and one neutral credit risk scenario within each factor for each loan pool. These possible scenarios enable management to adjust the loss migration ratio as much as 50% in either direction (positive or negative) for each loan pool. These adjustments are applied to the general allocation for each loan pool if warranted. The factors currently considered are, but are not limited to:

•
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

•
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

•
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

•
Non-Accrual Loan Trend: This factor may be adjusted when there is a significant upward movement of non-accrual loans and Troubled Debt Restructurings (TDR’s). A Troubled Debt Restructuring is a formal restructure of a loan when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower we would not otherwise consider. An increased (negative) adjustment to this factor generally may occur when: (i) non-accrual loans exceed 1.5% of total loans, and/or (ii) non-accrual loans over gross loans have increased by 0.5% in one period. In the case of TDR’s, a determination will be made on a case-by-case basis whether the amount and number of TDR’s, based on their performance and collateral protection, warrant increased reserves. The extent of the adjustment will depend on the severity of the trends. A decreased (positive) adjustment may occur when levels exceed the thresholds established above, but are improving as supported over, at a minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend.

•
Problem Loan Trend: This factor may be adjusted depending on the trend of criticized and classified loans. An increased (negative) adjustment will be made whenever (i) classified loans exceed 75% of Tier 1 Capital and Reserves, and/or (ii) classified loans increase in one period by 1% of gross loans. A decrease (positive) adjustment may occur when the levels exceed the thresholds established above, but are improving as supported over, at minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend. In instances where the levels are within the thresholds established above, a neutral risk posture will be taken.

•
Loss and Recovery Trend: This factor may be adjusted depending on the comparison of peer banks. An increased (negative) adjustment to this factor generally may occur when net charge-off ratio exceeds those of peer banks. The determination of whether the adjustments should be major, moderate or minor depends on the severity of the difference between our and our peer banks’ net charge-off ratios.

•
Quality of Loan Review: This factor may be adjusted when there has been a noted and significant (as determined and documented from external or internal sources) deterioration or improvement in our loan review system and/or management’s oversight. The extent of the adjustment will depend on the significance of the changes noted. A positive (decrease) adjustment will generally occur when there has previously been a documented weakness and clear improvement was noted by external sources. A negative (increase) adjustment will generally occur when a significant deterioration was noted by external sources in our loan review system and/or the degree of oversight by management. In the absence of noted changes to the loan review system and/or the degree of oversight by the management, a neutral posture will be taken.

•
Lending and Management Staff: This factor will be adjusted with changes in the experience, ability and depth of lending management and staff that are significant enough to warrant adjustment to the loss migration ratio. An increased (negative) adjustment would occur if we have been understaffed and/or inexperienced to the point that the risk is measurably increased. The extent of the adjustment depends on the perceived impact the staffing problem may have on the supervision of the loan portfolio. Conversely, if we have been understaffed or have lacked experience in a particular loan category or loan type and management has taken the appropriate action to adequately address these issues, then a decreased (positive) adjustment may be appropriate. The extent of the adjustment depends on the perceived impact the adequate staffing situation may have on the loan supervision of the portfolio. If the staffing or the experience level of lending staff is considered to be adequate (as determined by an external source) then, in general, a neutral posture will be taken.

•
Lending Policies and Procedures: This factor may be adjusted depending on the documented results of external reviews of our policies and procedures, including underwriting standards and collection, charge-off and recovery practices. If it is determined that there are significant deficiencies noted in our policies, procedures, underwriting standards or practices, then, as appropriate, the loss migration ratio may be adjusted to reflect the increased risk until such a time as the deficiencies are adequately addressed by management. The determination of whether the adjustments should be major, moderate or minor depends on the extent and severity of the deficiency noted. It is the objective of our management to maintain at all times adequate policies, procedures, underwriting standards and practices. As a general rule, this factor will not be below a neutral scenario situation.

•
Economic and Business Conditions: This factor may be adjusted depending on local, regional and national economic trends and their perceived impact on our particular market segments. An increased (negative) adjustment to this factor would occur in periods where the economic forecast is lackluster or negative. The extent of the increased adjustment will depend on the forecast, together with its perceived impact on our loan portfolio pools. In periods of recovery where economic forecasts are positive and vibrant, we may consider positive (decreased) adjustments to the loss migration ratio. The extent of the decreased adjustments will depend on the forecast, together with its perceived impact on our loan portfolio pools. In periods of economic stability, with forecasts of continued stability, the impact of this factor will be considered to be neutral.

Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, including off-balance sheet credit exposures which are reported separately as part of other liabilities, the adequacy of the allowance is considered in its entirety.

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

We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets, and (ii) interest-only strip receivables. The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 1.5% above the main note rate. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment. For purposes of measuring impairment, the servicing assets are stratified by collateral type. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its cost, the loss is considered as other than temporary impairment and it is charged to the current earnings. During the year of 2004, we had an impairment loss on the interest-only strip of $79,442.

Non-Accrual Loan Policy

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent unless management believes the loan is adequately collateralized and in the process of collection. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under our stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. We have elected to continue with the accounting methodology in APB No. 25 and, as a result, have provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 1 to the consolidated financial statements included herein.)

On December 16, 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach except that SFAS 123R requires all share-based payments to employees, including grants of stock options and SARs, to be recognized in the income statement based on their fair values. SFAS 123R must be adopted no later than July 1, 2005. SFAS 123R permits adoption using one of two methods — modified prospective or modified retrospective. We are currently evaluating both the timing and method of adopting the new standard.

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property’s estimated fair value incorporates (i) revenues projected to be realized from disposal of the property, (ii) construction and renovation costs, (iii) marketing and transaction costs, and (iv) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Currently, all of our investment securities are classified as either available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income, as part of shareholders’ equity. In accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1), we are obligated to assess, at each reporting date, whether there is “other than temporary” impairment to our investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date. As of December 31, 2004 and December 31, 2003, no investment securities were determined to have any other than temporary impairment.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Average interest-earning assets were $1.05 billion in 2004, as compared with $744.6 million in 2003 and $531.3 million in 2002, representing increases of 40.5% and 40.1% in 2004 and 2003, respectively, from each of the prior annual periods. We have also increased the loan composition to 85.6% of average interest-earning assets for 2004, as compared with 83.5% for 2003. Average net loans were $895.4 million in 2004, compared to $621.9 million in 2003 and $439.5 million in 2002, representing increases of 44.0% and 41.5% in 2004 and 2003, respectively, from each of the prior annual periods. Due mainly to the interest rate cuts by the Federal Reserve Board during the three years prior to 2004, average yields on interest-earning assets decreased to 5.50% and 6.17% in 2003 and 2002, respectively, from 7.93% in 2001. However, the FRB’s rate increases by the total of 1.25% in 2004 increased the average yields on interest-earning assets to 5.72%. This growth of interest-earning assets, especially the loan portfolio, and the increase in yields significantly increased our total interest income by 46.2% to $59.8 million for year of 2004, as compared with $40.9 million, for 2003.

Average interest-bearing liabilities increased by 46.0% to $801.9 million in 2004, compared to $549.1 million in 2003, after increasing by 48.2% from $370.6 million in 2002. Total interest expense increased by 46.2% to $17.5 million in 2004 after increasing by 32.6% to $11.9 million in 2003 due mainly to the significant growth of our deposit portfolio in both years. The average interest rate we paid for interest-bearing deposits was reduced to 2.18% in 2003 from 2.43% in 2002 and remained at 2.18% in 2004. We also increased other borrowings over the last 12 months (see “Deposits and Other Sources of Funds” below). The combined result of our growth and the interest rate increases was an increase in net interest income. Net interest income increased by 46.1%, or $13.3 million, to $42.3 million in 2004, following a 21.9% increase in 2003 to $29.0 million, from $23.8 million in 2002. In 2003, the negative impact of the Federal Reserve Board’s rate cuts on our asset-sensitive position deteriorated our net interest margin to 3.89% from 4.48% in 2002. However due to the positive impact of the rate increase by the Federal Reserve Bank in 2004, our net interest margin in 2004 increased to 4.05%. The net interest spread also increased to 3.54% in 2004, following a decrease to 3.32% in 2003 from 3.74% in 2002.

In 2004, the FRB raised its overnight lending rate five times by an aggregate of one and a quarter percent to 2.25%. The Wall Street Journal Prime Rate was correspondingly increased to 5.25%. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest margin, because more earning assets were immediately re-priced than interest-bearing liabilities. Although we price deposits competitively with the goal to continue to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Income

(Dollars in thousands)

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net loans[1]	$895,380	$55,943	6.25%	$621,949	$37,892	6.09%	$439,481	$30,185	6.87%
Securities of government sponsored enterprises	77,251	2,377	3.08%	56,664	1,600	2.82%	35,957	1,363	3.79%
Other investment securities.	11,305	566	5.00%	14,705	783	5.33%	7,538	375	4.97%
Federal funds sold	55,760	805	1.44%	47,993	596	1.24%	46,408	790	1.70%
Money Market Preferred Stocks	6,259	105	1.68%	2,274	27	1.18%	—	—	—
Interest-earning deposits	67	2	2.69%	1,022	28	2.74%	1,920	72	3.75%
Total interest-earning assets	1,046,022	59,798	5.72%	744,607	40,926	5.50%	531,304	32,785	6.17%
Total noninterest-earning assets	95,408			67,116			46,393
Total assets	$1,141,430			$811,723			$577,697
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$193,120	$3,618	1.87%	$107,062	$1,787	1.67%	$68,404	$1,209	1.77%
Super NOW deposits	21,542	165	0.77%	17,494	145	0.83%	16,243	166	1.02%
Savings deposits	26,322	198	0.75%	22,754	168	0.74%	18,540	136	0.73%
Time certificates of deposit in denominations of $100,000 or more	373,888	8,698	2.33%	233,763	5,850	2.50%	184,802	5,055	2.74%
Other time deposits	117,697	2,984	2.54%	140,243	3,300	2.35%	76,460	2,315	3.03%
Other borrowings	69,353	1,800	2.59%	27,807	694	2.49%	6,137	127	2.07%
Total interest-bearing liabilities	801,922	17,463	2.18%	549,123	11,944	2.18%	370,586	9,008	2.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	252,021			201,360			161,271
Other liabilities	10,925			9,060			4,853
Total noninterest-bearing liabilities	262,946			210,420			166,124
Shareholders’ equity	76,562			52,180			40,987
Total liabilities and shareholders’ equity	$1,141,430			$811,723			$577,697
Net interest income		$42,335			$28,982			$23,777
Net interest spread[2]			3.54%			3.32%			3.74%
Net interest margin[3]			4.05%			3.89%			4.48%

1  Loan fees have been included in the calculation of interest income. Loan fees were approximately $2,954, $2,111, and $1,508 for the years ended December 31, 2004, 2003, and 2002, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income

(Dollars in thousands)

	For the Year Ended December 31, 2004 vs. 2003			For the Year Ended December 31, 2003 vs. 2002
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In

	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans[1]	$17,060	$991	$18,051	$11,420	($3,713)	$7,707
Securities of government sponsored enterprises	623	155	778	646	(409)	237
Other Investment securities	(172)	(46)	(218)	380	28	408
Federal funds sold	104	105	209	26	(220)	(194)
Money Market Preferred Stocks	63	15	78	27	—	27
Interest-earning deposits	(26)	—	(26)	(28)	(16)	(44)

Total interest income	17,652	1,220	18,872	12,471	(4,330)	8,141

Interest expense:
Money market deposits	$1,589	$243	$1,832	$649	($71)	$578
Super NOW deposits	32	(11)	21	12	(33)	(21)
Savings deposits	27	3	30	31	1	32
Time certificates of deposit in denominations of $100,000 or more	3,286	(439)	2,847	1,253	(458)	795
Other time deposits	(558)	242	(316)	1,591	(606)	985
Other borrowings	1,076	29	1,105	536	31	567

Total interest expense	5,452	67	5,519	4,072	(1,136)	2,936

Change in net interest income	$12,200	$1,153	$13,353	$8,399	($3,194)	$5,205

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not made only for outstanding loan portfolio, but also for off-balance sheet items, such as commitment to extend credits or letters of credit. The charges made for outstanding loan portfolio was credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which are presented as a component of other liabilities.

Even though the economy displayed improvement in 2004, management continued to respond to potential loan losses and successfully curbed the increase of the level of non-performing assets and controlled net charge-offs by identifying problem loans in a timely manner and by taking immediate actions. In 2004, the provision for loan losses increased to $3.6 million from $2.8 million in 2003, which decreased from $3.2 million in 2002. This increase in 2004 was caused primarily by the substantial growth of our loan portfolio and the application of the higher calculated loss migration ratio to the reserve calculation for off-balance-sheet items since the first quarter of 2004. We provided $559,000 for the credit risk of off-balance sheet items in 2004, as compared with $13,000 for 2003. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

1  Loan fees have been included in the calculation of interest income. Loan fees were approximately $2,954, $2,111, and $1,508 for the years ended December 31, 2004, 2003, and 2002, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

Noninterest Income

Total noninterest income increased to $21.0 million and $17.1 million, respectively in 2004 and 2003, as compared with $11.4 million in 2002, representing an annual growth of 22.8% and 50.3% in 2004 and 2003, respectively. Noninterest income represented approximately two percentage points of average assets. We primarily attribute this increase to our efforts to diversify and expand our non-interest revenue sources. We currently earn non-interest income from various sources, including recently added sources (an income stream provided by the bank owned life insurance in the form of an increase in cash surrender value, and gain on sale of mortgage loans and unguaranteed portions of SBA loans). Our total non-interest income has grown in a number of categories during the period from 2002 through 2004.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For the Years Ended December 31,	2004		2003		2002
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$7,379	35.2%	$6,789	39.7%	$5,640	49.6%
Gain on sale of loans	8,832	42.1%	6,236	36.5%	2,492	21.9%
Loan-related servicing income	2,372	11.3%	1,890	11.1%	1,651	14.5%
Referral fee income	113	0.5%	477	2.8%	583	5.1%
Loan packaging fee	376	1.8%	450	2.6%	348	3.1%
Income from other earning assets	639	3.0%	499	2.9%	12	0.1%
Other income	1,286	6.1%	758	4.4%	649	5.7%
Total	$20,997	100.0%	$17,099	100.0%	$11,375	100.0%
Average assets	$1,141,430		$811,723		$577,697
Noninterest income as a % of average assets		1.8%		2.1%		2.0%

Our largest source of noninterest income in 2004 was the gain on the sale of loans, which increased to $8.8 million in 2004 from $6.2 million and $2.5 million in 2003 and 2002, respectively, representing an increase of 41.6% in 2004 and 150.2% in 2003 over the previous fiscal year. The ratio of this income as a percentage of total noninterest income was 42.1%, 36.5%, and 21.9% in 2004, 2003 and 2002, respectively. This source of non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. After the restructure of our SBA department into a marketing-oriented one, our SBA loan production level continued to increase. We have produced $116 million and $109 million in SBA loans in 2004 and 2003, respectively, as compared with $77 million in 2002. The increased production volume, combined with a somewhat higher premium at sale, increased the gains on SBA loans. In 2004 and 2003, loan sales consisted primarily of the guaranteed portion of SBA loans, but included some unguaranteed portions of SBA loans and residential mortgage loans. The gain on sale of unguaranteed portions of SBA loans and residential mortgage loans in 2004 was $1,135,000 and $336,000, respectively, and $464,000 and $112,000, respectively, in 2003.

Our second largest source of noninterest income was service charge income on deposit accounts, representing 35.1%, 39.7%, and 49.6% of total noninterest income in 2004, 2003, and 2002, respectively. This income source increased from $5.6 million in 2002 to $6.8 million in 2003, and to $7.4 million in 2004. Such increases were due primarily to an increase in our number of transactional accounts. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold, and grew to $2.4 million and $1.9 million in 2004 and 2003, respectively, compared to $1.7 million in 2002. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio ($235.5 million, $180.6 million, and $126.3 million at year-end of 2004, 2003, and 2002, respectively), management believes that this income source should continue to improve. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income in 2004 decreased to $113,000 compared with $477,000 and $583,000 in 2003 and 2002, respectively. There can be no assurance that this source of revenue will not continue to decline because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

Loan packaging fee income, which represents charges to borrowers for their loan processing, decreased to $376,000 in 2004 due mainly to the decrease of charge rate, after having increased to $450,000 in 2003 from $348,000 in 2002 due to the increase of loan production.

Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of bank owned life insurance. Such income was $639,000, $499,000 and $12,000 in 2004, 2003 and 2002, respectively. These increases were attributable primarily to our purchase of $10.5 million in Bank Owned Life Insurance in March 2003 which produced most of this type of income, and the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Other income, representing income from miscellaneous sources, such as income from non-interest earning assets and gain on sale of investment securities, increased to $1.3 million in 2004 from $758,000 and $649,000 in 2003 and 2002, respectively. The increase in 2004 was attributable primarily to a $135,000 settlement award on an insurance claim received in 2004 and a net gain of $272,000 on sale and call of investment securities in addition to the normal increases following the growth of our business activities.

Noninterest Expense

Total noninterest expense increased from $17.6 million in 2002 to $22.0 million in 2003 and $27.3 million in 2004. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent opening of five new branch offices (Fashion Town, Fullerton, and Dallas in 2004 and Mid-Wilshire and Irvine in 2003), and the formation of two new departments (Auto Loan Center and Home Loan Center in 2003). However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.4% in 2004 from 2.7% in 2003 and 3.0% 2002. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 50.2% in 2002 to 47.7% in 2003 and 43.1% in 2004.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Years Ended December 31,	2004		2003		2002
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,581	53.5%	$12,183	55.4%	$10,047	57.1%
Occupancy and equipment	2,730	10.0%	2,159	9.8%	1,929	11.0%
Data processing	1,644	6.0%	1,569	7.1%	1,410	8.0%
Loan referral fee	1,202	4.4%	959	4.4%	623	3.5%
Professional fees	1,430	5.2%	841	3.8%	559	3.2%
Directors’ fees	460	1.7%	422	1.9%	365	2.1%
Office supplies	573	2.1%	523	2.4%	300	1.7%
Other real estate owned	—	—	—	—	92	0.5%
Advertising	652	2.4%	303	1.4%	328	1.9%
Communications	338	1.2%	380	1.7%	252	1.4%
Deposit insurance premium	132	0.5%	189	0.9%	79	0.4%
Outsourced service for customer	1,302	4.8%	946	4.3%	718	4.1%
Other	2,239	8.2%	1,512	6.9%	886	6.0%
Total	$27,283	100.0%	$21,986	100.0%	$17,588	100.0%
Average assets	$1,141,430		$811,723		$577,697
Noninterest expenses as a % of average assets		2.4%		2.7%		3.0%

Salaries and employee benefits totaled $14.6 million, $12.2 million, and $10.0 million, or 53.5%, 55.4%, and 56.2% of total noninterest expenses, in 2004, 2003, and 2002, respectively. Despite the five branch openings and significant asset growth in the past two years, we have taken efforts to promote efficient operations by limiting full-time employee growth. The number of full-time equivalent employees was 245 as of December 31, 2004, compared with 212 and 173 in 2003 and 2002, respectively. Assets per employee increased to $5.4 million at year-end of 2004 from $4.6 million and $4.0 million at year-end of 2003 and 2002, respectively.

Occupancy and equipment expenses totaled $2.7 million in 2004, compared to $2.2 million in 2003 and $1.9 million in 2004, representing increases of 26.4% and 11.9% over the prior year periods. These cost increases were attributable primarily to the expansion of our branch network and the additions of new departments. These expenses represent 10%, 9.8% and 11.0% in 2004, 2003 and 2002 of total noninterest expenses, respectively.

Our business growth increased data processing expenses to over $1.6 million in 2004 from less than $1.6 million in 2003, which increased from $1.4 million in 2002, representing an increase of 4.8% and 11.3% in 2003 and 2002, respectively, over the prior year. Office supplies expenses increased to $573,000 in 2004 from $523,000 in 2003, and $300,000 in 2002, representing an increase of 9.6% and 74.3% in 2003 and 2002, respectively, over the prior year. These increases were also due to the growth of our business.

Loan referral fees generally are paid to brokers who refer loans (in most cases, SBA loans) to us. These referral fees increased from $623,000 in 2002 to $959,000 in 2003, and $1.2 million in 2004. SBA loans are broker-driven loans. We began paying fees in 2004 for qualified commercial loan referrals. The referral fee increases were mainly the result of increases in our loan production. Specifically, SBA loan production increased from $77 million in 2002 to $109 million in 2003 and $116 million in 2004.

Professional fees were $1,430,000, $841,000, and $559,000, or 5.2%, 3.8%, and 3.2% of total noninterest expenses, in 2004, 2003 and 2002, respectively. These increases were attributable to the legal expenses incurred in relation to the holding company formation in addition to our efforts to comply with the additional legal and accounting requirements recently imposed on us by the Sarbanes-Oxley Act. We expect that expenditures in this area will continue to be significant, as we address recently released SEC regulations and the new Nasdaq corporate governance requirements.

Advertising expenses were $652,000, $303,000, and $328,000, or 2.4%, 1.4%, and 1.9% of total noninterest expenses, in 2004, 2003 and 2002, respectively. These increases can be attributed to expanded marketing activities, such as advertisements and promotion items for the newly opened branch offices and departments and new products such as residential mortgage loans.

Outsourced service costs for customers are paid to outside parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. These expenses have increased to $1.3 million in 2004 from $946,000 and $718,000, respectively, in 2003 and 2002. Such increases were mainly the result of an increase in depositors demanding services such as escrow accounts or brokerage accounts.

Noninterest expenses other than the categories specifically addressed above, such as directors’ fees and communication expenses, increased by $716,000, or 23.6%, to $3.7 million in 2004 from $3.0 million in 2003. In 2003, noninterest expenses increased by $870,000, or 40.4%, from $2.2 million in 2002. The increases were mainly caused by the enhanced business activities, including the enhancement of investor relation activities and the holding company formation. Generally, noninterest expense has increased during the past three years as a result of rapid asset growth (28.7%, 41.9% and 41.4% in 2004, 2003 and 2002, respectively), and expansion of network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the year ended December 31, 2004, we made a provision for income taxes of $13.0 million on pretax net income of $32.5 million, representing an effective tax rate of 40.1%, as compared with a provision for income taxes of $8.5 million on pretax net income of $21.3 million, representing an effective tax rate of 39.9% for 2003, and a provision of $5.7 million on pretax net income of $14.3 million, representing an effective tax rate of 40.0% for 2002.

The effective tax rates in 2004 were consistent with those for prior years. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone (“EZ”) and our purchase of bank owned life insurance and Low Income Housing Tax Credit Funds in 2003 (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2004, 2003 and 2002, we had net deferred tax assets of $4.8 million, $3.8 million and $2.7 million, respectively.

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2004, $532,000 was accrued for unresolved tax matters. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $263.7 million, or 34.8%, to $1.02 billion at December 31, 2004 from 757.0 million at December 31, 2003. Total loans net of unearned income increased by $232.5 million, or 44.3%, to $757.0 million at December 31, 2003, from $524.5 million at December 31, 2002. Total loans net of unearned income were $371.5 million and $272.3 million at December 31, 2001 and 2000, respectively. Total loans net of unearned income as a percentage of total assets were 80.6%, 77.0%, 75.7%, 75.8%, and 64.2% for 2004, 2003, 2002, 2001, and 2000, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC in 1993. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $859.0 million, $607.6 million, $400.4 million, $255.8 million, and $148.0 million as of December 31, 2004, 2003, 2002, 2001, and 2000, respectively. Real estate secured loans as a percentage of total loans were 84.2%, 80.3%, 76.3%, 68.9%, and 54.4% for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. The significant increase in 2001 was partially attributable to a $34 million reclassification of SBA loans secured by commercial properties from commercial and industrial loans to real estate secured loans. The robust California real estate market in the last few years and our increased involvement in the residential mortgage loan market have further increased the composition of real estate secured loans.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. This category also includes the retained portion of commercial SBA loans. With the success of our strategy to reduce reliance on SBA loans and place an increased emphasis on non-SBA commercial loans, SBA loans no longer represent the majority of our commercial and industrial loans. Commercial and industrial loans increased to $135.9 million, $126.6 million and $98.0 million at the end of 2003, 2002, and 2001, respectively, as compared with $89.5 million and $115.2 million at the end of 2001 and 2000, respectively. Commercial and industrial loans decreased to 13.3%, 16.7%, and 18.7% as a percentage of total loans at the end of 2004, 2003, and 2002, respectively, from 24.1% and 42.3% at the end of 2001 and 2000, respectively. The significant decrease following the 2000 fiscal year was primarily the result of $34 million SBA loan reclassification in 2001 discussed above.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Although consumer loans increased to $18.8 million and $15.0 million at December 31, 2004 and 2003, respectively, from $12.3 million, $13.6 million, and $6.2 million, at December 31, 2002, 2001, and 2000, respectively, its composition as a percentage of total loans is still minimal. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

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

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements or to provide permanent working capital. SBA guaranteed loans usually have longer maturities (8 to 25 years). We generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated. Note that the figures for 2004, 2003, 2002 and 2001 reflect the reclassification of SBA loans secured by commercial properties as real estate loans:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
	2004	2003	2002	2001	2000
Construction	$6,972	$7,845	$13,777	$12,625	$2,836
Real estate secured	858,998	607,561	400,446	255,801	148,040
Commercial and industrial	135,943	126,631	97,998	89,500	115,215
Consumer	18,810	14,969	12,320	13,610	6,177
Total loans, net of unearned income	$1,020,723	$757,006	$524,541	$371,536	$272,268
Participation loans sold and serviced by the Company	$235,534	$180,558	$126,346	$109,489	$102,741
Construction	0.70%	1.00%	2.60%	3.40%	1.00%
Real estate secured	84.20%	80.30%	76.30%	68.90%	54.40%
Commercial and industrial	13.30%	16.70%	18.70%	24.10%	42.30%
Consumer	1.80%	2.00%	2.40%	3.60%	2.30%
Total loans, net of unearned income	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2004. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $6.6 million, and includes unearned income and deferred fees totaling $9.2 million at December 31, 2004.

Loan Maturities and Repricing Schedule

	At December 31, 2004,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$6,972	$—	$—	$6,972
Real estate secured	791,749	19,651	44,635	856,035
Commercial and industrial	141,327	157	93	141,577
Consumer	5,735	13,037	7	13,779
Total loans, net of unearned income	$945,783	$32,845	$44,735	$1,023,363
Loans with variable (floating) interest rates	$927,000	$—	$—	$927,000
Loans with predetermined (fixed) interest rates	$18,784	$32,845	$44,734	$96,363

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

Our nonperforming loans decreased to $2.7 million at the end of 2004 from $3.7 million a year ago despite the growth of our loan portfolio. Nonperforming loans were $3.4 million, $3.5 million and $2.5 million at December 31, 2002, 2001 and 2000, respectively. Management’s continued emphasis on asset quality control has resulted in decreases in nonperforming loans in recent years. The significant loan growth, together with the decrease of nonperforming loans, have caused the ratio of nonperforming loans over total loans to improve to 0.26% and 0.50% at December 31, 2004 and 2003, respectively, as compared with 0.66%, 0.96% and 0.90% at December 31, 2002, 2001 and 2000, respectively.

At the end of 2004, we owned no OREO. At the end of 2003, we possessed one OREO, a $377,000 single-family residence, which we sold in February 2004 at a negligible loss. We owned no OREO at December 31, 2002 following the sale of certain unimproved land representing our sole OREO at the end of 2001 and 2000. Together with OREO, the ratio of nonperforming assets as a percentage of total loans and OREO improved between 1999 and 2004, equaling 0.26%, 0.54%, 0.66%, 0.96%, and 0.92% as of the end of 2004, 2003, 2002, 2001 and 2000, respectively.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2004. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2004, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual loans:[1]
Real estate secured	$2,242	$3,086	$2,074	$1,219	$314
Commercial and industrial	401	543	479	2,141	732
Consumer	—	—	—	24	2
Total	$2,643	$3,629	$2,553	$3,384	$1,048
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	$—	$—	$875	$—	$—
Real estate secured	—	—	—	—	81
Commercial and industrial	—	29	—	131	1,326
Consumer	42	67	7	—	2
Total	42	96	882	131	1,409
Restructured loans:[2,3]
Real estate secured	$—	$—	$—	$—	$—
Commercial and industrial	14	23	32	42	—
Consumer	—	—	—	—	—
Total	14	23	32	42	0
Total nonperforming loans	2,699	3,748	3,467	3,557	2,457
Other real estate owned	—	377	—	26	41
Total nonperforming assets	$2,699	$4,125	$3,467	$3,583	$2,498

Nonperforming loans as a percentage of total loans	0.26%	0.50%	0.66%	0.96%	0.90%
Nonperforming assets as a percentage of total loans and other real estate owned
	0.26%	0.54%	0.66%	0.96%	0.92%
Allowance for loan losses as a percentage of nonperforming loans	411.63%	240.45%	182.95%	156.28%	202.20%

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liability. The provision for loan losses is discussed in the section entitled “Provision for Loan Losses” above.

Management’s continued emphasis on asset quality control has maintained the lower level of net loan charge-offs to $908,000 and $102,000 in 2004 and 2003, respectively, compared to $2.4 million, $3.3 million, and $1.5 million in 2002, 2001, and 2000, respectively. Prior to 2003, the weak business climate adversely impacted the financial conditions of certain of our clients and increased our net loan charge-off. The substantial growth of our loan portfolio in the past five years has required more reserves for potential loan losses. The allowance for loan losses increased by 42.1%, or $2.1 million, to $11.1 million at December 31, 2004, as compared with $9.0 million at December 31, 2003. Such allowances were $6.3 million, $5.5 million, and $5.0 million at December 31, 2002, 2001, and 2000, respectively. Despite the increases in loan loss allowances, the rapid growth of our loan portfolio lowered the ratio of allowance for loan losses to total loans from 1.82% and 1.50% at the end of 2000 and 2001, respectively, to 1.21% and 1.19% at the end of 2002 and 2003, respectively. The allowance for loan losses as a percentage of total loans decreased further to 1.09% at the end of 2004. Management believes that the current ratio of 1.09% is adequate because no significant loss is anticipated from two SBA piggyback loans representing more than 65% of our total non-performing loans as of December 31, 2004. We have the first deed of trust on these SBA loans, and we believe that their loan-to-value ratios, approximately 50%, are low.

1  During the fiscal year ended December 31, 2004, no interest income related to these loans was included in net income. Additional interest income of approximately $382,000 would have been recorded during the year ended December 31, 2004, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2004 or, if not outstanding throughout the fiscal year ended December 31, 2004, since origination.
2  A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
3  During the fiscal year ended December 31, 2004, approximately $6,000 of interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2004, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2004.

Although management believes the allowance at December 31, 2004 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2004 and 2003, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of December 31,
	2004	2003
Specific review of individual loans	$541,261	$288,399
Review of pools of loans with similar characteristics	$8,954,465	$7,442,313
Judgmental estimate based on various subjective factors	$1,615,366	$1,280,359

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balances:
Average total loans outstanding during period	$905,556	$629,466	$445,548	$316,365	$245,945
Total loans outstanding at end of period	$1,020,723	$757,005	$524,541	$371,536	$272,268
Allowance for loan losses:
Balances at beginning of period	$9,011	$6,343	$5,559	$4,968	$3,426
Actual charge-offs:
Real estate secured	—	306	106	128	130
Commercial and industrial	1,230	623	2,681	3,218	1,613
Consumer	139	23	41	86	14
Total charge-offs	1,369	952	2,828	3,432	1,757
Recoveries on loans previously charged off
Real estate secured	—	—	10	—	92
Commercial and industrial	419	848	427	86	193
Consumer	42	2	5	2	4
Total recoveries	461	850	442	88	289
Net loan charge-offs	908	102	2,386	3,344	1,468
Provision for loan losses	3,567	2,783	3,170	3,935	3,010
Less: provision for losses on off balance sheet item	559	13
Balance at end of period	$11,111	$9,011	$6,343	$5,559	$4,968
Ratios:
Net loan charge-offs to average total loans	0.10%	0.02%	0.54%	1.06%	0.60%
Allowance for loan losses to total loans
at end of period	1.09%	1.19%	1.21%	1.50%	1.82%
Net loan charge-offs to allowance for loan losses
at end of period	8.17%	1.13%	37.62%	60.15%	29.55%
Net loan charge-offs to provision for loan losses	25.46%	3.68%	75.27%	84.98%	48.77%

The table below summarizes, for the periods indicated, the balance of allowance for loan losses and its percentage of such loan balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
Applicable to:	2004	2003	2002	2001	2000
Construction	$66	$80	$140	$130	$28
Real estate secured	8,081	6,991	4,583	2,364	1,660
Commercial and industrial	2,796	1,852	1,597	3,031	3,095
Consumer	168	88	23	34	185
Total Allowance	$11,111	$9,011	$6,343	$5,559	$4,968
Construction	0.59%	0.89%	2.21%	2.34%	0.56%
Real estate secured	72.73%	77.58%	72.25%	42.53%	33.41%
Commercial and industrial	25.17%	20.55%	25.18%	54.52%	62.30%
Consumer	1.51%	0.98%	0.36%	0.61%	3.73%
Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments as of December 31, 2004:

(Dollars in thousands)
	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$25,536	$16,141	$—	$—	$41,677
Junior subordinated debenture	1,387	2,764	783	25,464	30,398
Operating leases	1,350	1,357	480	78	3,265
Time deposits	552,276	20,823	120	78	573,297
Total	$580,549	$41,085	$1,383	$25,620	$648,637

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2004, 2003 and 2002, we had commitments to extend credit of $69.5 million, $42.6 million and $37.1 million, respectively. Obligations under standby letters of credit were $2.8 million, $1.9 million and $1.3 million, for 2004, 2003 and 2002, respectively, and the obligations under commercial letters of credit were $9.3 million, $7.7 million and $6.3 million for the same periods.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. In September 2003, we entered into one interest rate swap agreement, under which we received a fixed rate and paid a variable rate based on the three-month LIBOR on the notional amount of $3 million. In January 2004, the swap arrangement was terminated without any gain or loss by mutual agreement with the brokerage company.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Investment Activities

Investments are one of our major source of interest income and are acquired in accordance with a written comprehensive Investment Policy addressing strategies, types and levels of allowable investments. This Investment Policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2004, 2003 and 2002, we had $45 million, $50 million and $60.5 million, respectively, in federal funds sold and repurchase agreements, and $3,000, $201,000, and $1.7 million, respectively, in interest bearing deposits in other financial institutions.

Real Estate Investment Trust

On April 1, 2003, we established the Wilshire Capital Trust, a Maryland real estate investment trust, for the primary purpose of investing in our real estate related assets, and to enhance and strengthen our capital position, increase our earnings, and realize certain tax benefits. We initially funded the trust with the contribution of $180 million in real estate-secured loans. As of December 31, 2003, our trust had assets of approximately $185 million. The formation and capitalization of our real estate investment trust has had no substantial impact on our estimated 2003 tax accruals, since we determined not to recognize the proposed tax savings until realized.

In December 2003, the State of California Franchise Tax Board clarified its position and management believes that the proposed tax benefits through our subsidiary trust are no longer realizable in the future. Responding to this change, we dissolved the trust in March 2004. The dissolution of our trust did not or will not have a material impact on our existing or future operations.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale”. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At December 31, 2004, 2003, and 2002 we also had $10 million, $8 million, and $0, respectively, in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of December 31, 2004		As of December 31, 2003		As of December 31, 2002

	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$28,073	$27,976	$19,084	$19,002	$20,462	$20,632
Collateralized mortgage obligation	379	371	694	692	—	—
Municipal securities	810	814	1,055	1,074		—
Corporate securities	—	—	2,594	2,623	4,612	4,746

Available-for-Sale:
Securities of government sponsored enterprises	39,945	39,732	29,318	29,359	24,170	24,248
Mortgage backed securities	32,183	32,031	15,022	14,871	3,785	3,872
Corporate securities	3,994	3,950	12,362	12,766	6,731	6,594
Money market preferred stock	10,000	10,000	8,000	8,000	—	—

Total investment securities	$115,384	$114,874	$88,129	$88,387	$59,760	$60,092

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2004:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years			Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$1,000	4.25%	$18,977	2.95%	$8,096	3.19%	—	—	$28,073	3.07%
Collateralized mortgage obligation.	—	—	379	3.79%	—	—	—	—	379	3.79%
Municipal securities	—	—	810	4.12%	—	—	—	—	810	4.12%

Available-for-sale:
Securities of government sponsored enterprises	—	—	35,765	3.24%	3,967	4.43%	—	—	39,732	3.36%
Mortgage backed securities	11,041	3.33%	20,990	3.59%	—	—	—	—	32,031	3.50%
Corporate securities	—	—	1,010	4.20%	1,926	4.89%	1,014	6.70%	3,950	5.18%
Money Market Preferred Stock	10,000	2.07%	—	—	—	—	—	—	10,000	2.07%

Total investment securities	$22,041	2.80%	$77,931	3.29%	$13,989	3.78%	$1,014	6.70%	$114,975	3.28%

Our investment securities holdings increased by $26.6 million, or 30.1%, to $115.0 million at December 31, 2004, compared to holdings of $88.4 million at December 31, 2003. Holdings at December 31, 2002 were $59.8 million. Total investment securities as a percentage of total assets were 9.1% and 9.0% at December 31, 2004 and 2003, respectively, compared to 8.6% at December 31, 2002. As of December 31, 2004, investment securities having a carrying value of $86.2 million were pledged to secure certain deposits.

As of December 31, 2004, held-to-maturity securities, which are carried at their amortized costs, increased to $29.3 million from $23.4 million and $25.1 million at December 31, 2003 and 2002, respectively. Available-for-sale securities, which are stated at their fair market values, increased to $85.7 million at December 31, 2004 from $65.0 million and $34.7 million at December 31, 2003 and 2002, respectively. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 and 2003, respectively.

As of December 31, 2004					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government sponsored enterprises	$50,789	$(267)	$3,934	$(66)	$54,723	$(333)
Collateralized mortgage obligation	1,915	(29)	2,747	(77)	4,662	(106)
Mortgage backed securities	11,970	(123)	2,949	(40)	14,919	(163)
Municipal securities	—	—	—	—	—	—
Corporate securities	1,926	(59)	—	—	1,926	(59)
	$66,600	$(478)	$9,630	$(183)	$76,230	$(661)

As of December 31, 2003					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government Sponsored enterprises	$20,906	$(159)	—	—	$20,906	$(159)
Collateralized mortgage obligation	4,297	(83)	—	—	4,297	(83)
Mortgage backed securities	7,447	(111)	—	—	7,447	(111)
Municipal securities	—	—	—	—	—	—
Corporate securities	990	(20)	—	—	990	(20)
	$33,640	$(373)	—	—	$33,640	$(373)

As of December 31, 2004, the total unrealized losses less than 12 months old were $478,000, and total unrealized losses more than 12 months old were $183,000. The aggregate related fair value of investments with unrealized losses less than 12 months old is $66.6 million and those with unrealized losses more than 12 months old is $9.6 million.

•
Securities Guaranteed by an Agency of the U.S. Government. The unrealized losses on our investment in U.S. government agency, federal agency mortgage backed, and federal agency collaterized mortgage obligations securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

•
Corporate Securities. The unrealized losses on our investment in corporate securities were primarily caused by interest rate increases. The corporate security that was primarily affected by interest rate increases was one position in General Electric (GE). GE is rated Aaa/AAA by Moody’s and Standard & Poor’s, respectively, and therefore, it is expected that the securities would not be settled at a price less than the amortized cost of our investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value on the bank owned life insurances (“BOLI”).

During 2003, in an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million in BOLI from insurance carriers rated AA or above. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

We also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over the next two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following this two to three-year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of December 31, 2004 and December 31, 2003 were as follows:

Type	Balance as of December 31, 2004	Balance as of December 31, 2003
BOLI	$11,536,000	$11,100,000
LIHTCF	$1,784,000	$1,227,000
Federal Home Loan Bank Stock	$4,372,000	$1,510,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at December 31, 2004, 2003 and 2002 were $1.1 billion, $856.6 million and $618.9 million, respectively, representing an increase of $242.5 million, or 28.3%, in 2003 and $237.6 million, or 38.4%, in 2003. The average deposits for the years ended December 31, 2004, 2003 and 2002 were $984.6 million, $722.7 million, and $525.7 million, respectively. Thus, average deposits grew by $261.9 million (36.2%) in 2004, and by $197.0 million (37.5%) in 2003.

Due to strategic emphasis by management, average core deposits, which is defined as total deposits less time deposits in denominations of $100,000 or more, increased by 24.9% in 2004 to $610.7 million, following an increase of 34.5% in 2003 to $488.9 million from $340.9 million in 2002. However, in the past few years we also increased our reliance on time deposits in denominations of $100,000 or more, including brokered deposits, in order to take advantage of their relatively low costs. As a result, the percentage of average core deposits to average total deposits decreased to 62.0% in 2004 from 67.6% in 2003 and 64.8% in 2002. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits

	For the Years Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)

Demand, noninterest-bearing	$252,021		$201,360		$161,271
Money market	193,120	1.87%	107,062	1.67%	68,404	1.77%
Super NOW	21,542	0.77%	17,494	0.83%	16,243	1.02%
Savings	26,322	0.75%	22,754	0.74%	18,540	0.73%
Time certificates of deposit in denominations of $100,000 or more	373,888	2.33%	233,763	2.50%	184,802	2.74%
Other time deposits	117,697	2.54%	140,243	2.35%	76,460	3.03%
Total deposits	$984,590	1.59%	$722,676	1.56%	$525,720	1.69%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2004 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2004

(Dollars in Thousands)

Three months or less	$262,532
Over three months through six months	92,730
Over six months through twelve months	85,193
Over twelve months	8,072
Total	$448,527

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits in 2004.

In order to take advantage the historically low costs, we also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. The balance of these brokered deposits were $47.3 million, $52.6 million, and $49.2 million at December 31, 2004, 2003, and 2002, respectively. Most of the brokered deposits will mature within one year. Because brokered deposits are generally less stable forms of deposits, management closely monitors fund growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for fiscal years 2004 and 2003:

	2004	2003
Balance at year-end	$41,000,000	$29,000,000
Average balance during the year	$43,759,563	$17,189,041
Maximum amount outstanding at any month-end	$55,000,000	$30,000,000
Average interest rate during the year	1.56%	1.34%
Average interest rate at year-end	2.08%	1.23%

Junior Subordinated Debentures; Trust Preferred Securities

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 5.65% at December 31, 2004, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company-level capital purposes under current Federal Reserve Board capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, the Company initially was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. In turn and prior to the completion of the August 2004 bank holding company reorganization, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of $15.464 million to the Wilshire Statutory Trust with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust’s 2003 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 5.35% at December 31, 2004, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

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

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits. Under the final rule, bank holding companies may include trust preferred securities in Tier 1 capital in an amount (together with other restricted core capital elements) equal to 25% of the sum of core capital elements (including restricted core capital elements) net of goodwill less any associated deferred tax liability. Amounts in excess of these limits will generally be included in Tier 2 capital. For purposes of this rule, restricted core capital elements are generally to be comprised of qualifying cumulative perpetual preferred stock and related surplus, minority interest related to qualifying cumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interest related to qualifying common stock or qualifying cumulative perpetual preferred stock directly issued by a consolidated subsidiary that is neither a U.S. depository institution or a foreign bank and qualifying trust preferred securities.

The final rule provides a transition period for bank holding companies to come into compliance with these new capital restrictions. Accordingly, while the final rule will become effective on the first day of the calendar quarter following 30 days after publication of the rule in the Federal Register (either April 1, 2005 or July 1, 2005, depending on the publication date), for practical purposes, bank holding companies will have until March 31, 2009 (an extension of the March 31, 2007 transition period under the proposed rule) to come into compliance with the final rule’s capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limited of the final rule.

Under the final rule, as of December 31, 2004, Wilshire Bancorp would have been able to count 100% of the amount of its trust preferred securities as Tier 1 capital.

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See “Risk Factors” for further discussion on these risks. Information concerning interest rate risk management is set forth under “Item 7A - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2004, 2003 and 2002 totaled approximately $205.8 million, $195.8 million and $154.9 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 16.3%, 19.9% and 22.4% at December 31, 2004, 2003 and 2002, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of December 31, 2004, our borrowing capacity from the FHLB was about $293 million and the outstanding balance was $41 million, or approximately 14% of our borrowing capacity. We also maintain a guideline to purchase up to $10 million in federal funds with Union Bank of California.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income through retained earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks. We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional securities, debt or otherwise.

At December 31, 2004, total shareholders’ equity increased to $88.3 million from $58.7 million representing an increase of $29.6 million, primarily from internally generated operating income and stock option exercises which includes the $8.7 million tax benefits. At December 31, 2003, total shareholders’ equity increased to $58.7 million, representing an increase of $13.3 million from $45.4 million at December 31, 2002, attributable primarily to internally generated operating income and stock option exercises and the tax benefits therefrom. In addition, during the past two years, we raised $25.5 million in supplemental capital (regulatory tier 2 capital) by issuing $10 million in Junior Subordinated Debentures in December 2002 and another $15.5 million in Junior Subordinated Debentures in December 2003 issued in relation with the trust preferred securities. See “Deposits and Other Sources of Funds” for further discussion for the subordinated debentures. As of December 31, 2004, we had no material commitments for capital expenditures.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial statements and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See PART I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements.)

As of December 31, 2004, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	Actual ratios for the Company as of:
			December 31, 2004	December 31, 2003	December 31, 2002
Total capital to risk-weighted assets	10%	8%	11.95%	11.59%	11.45%
Tier I capital to risk-weighted assets	6%	4%	9.87%	7.29%	8.40%
Tier I capital to adjusted average assets	5%	4%	8.35%	6.36%	7.00%

Wilshire State Bank	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	Actual ratios for the Company as of:
			December 31, 2004	December 31, 2003	December 31, 2002
Total capital to risk-weighted assets	10%	8%	11.92%	11.59%	11.45%
Tier I capital to risk-weighted assets	6%	4%	9.84%	7.29%	8.40%
Tier I capital to adjusted average assets	5%	4%	8.33%	6.36%	7.00%

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 — Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The provisions of FIN 46R were required to be adopted prior to the first reporting period that ended after March 15, 2004. Our adoption of FIN 46 and FIN 46R did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company anticipates that the implementation of SOP 03-3 is not expected to have a significant effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.  An investment is impaired if the fair value of the investment is less than its cost.  EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent.  In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Adoption of this standard may cause us to recognize impairment losses in the Consolidated Statements of Operations, which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates.  Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on shareholders’ equity.

In December 2004, the FASB issued SFAS No.153 - Exchanges of Nonmonetary Assets, which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not expected to have a significant effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach except that SFAS 123R requires all share-based payments to employees, including grants of stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. The provisions of SFAS 123R are effective for the first interim period of the Company beginning on July 1, 2005. We are currently evaluating both the timing and method of adopting the new standard.

Impact of Inflation; Seasonality

Inflation primarily impacts us by its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as noninterest expenses has not been significant for the periods covered in this report. Our business is generally not seasonal.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At December 31, 2004, we were asset-sensitive, with a positive cumulative one-year gap of $158.0 million or 12.48% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in the past three years. We intentionally maintain a significant three-month positive gap of $296.6 million or 30.16% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALCO also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments accounting for significant variables, that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2004 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2004
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:	(Dollars in Thousands)
Gross loans[1]	$938,025	$7,759	$32,845	$44,734	$1,023,363
Investment securities	10,151	11,891	77,930	15,002	114,974
Federal funds sold and cash equivalents	45,000	—	—	—	45,000
Interest-earning deposits	3	—	—	—	3
Total	$993,179	$19,650	$110,775	$59,736	$1,183,340

Interest-bearing liabilities:
Savings deposits	22,946	—	—	—	22,946
Time deposits of $100,000 or more	262,532	177,923	8,072	—	448,527
Other time deposits	44,828	58,572	12,280	48	115,728
Other interest-bearing deposits	237,564	—	—	—	237,564
Other borrowings	50,464	—	16,000	—	66,464
Total	$618,334	$236,495	$36,352	$48	$891,229

Interest rate sensitivity gap	$374,845	($216,845)	$74,423	$59,688	$292,111
Cumulative interest rate sensitivity gap	$374,845	$158,000	$232,423	$292,111
Cumulative interest rate sensitivity gap ratio (based on total assets)	29.62%	12.48%	18.36%	23.08%

1    Excludes the gross amount of non-accrual loans of approximately $6.6 million at December 31, 2004.

The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2004. All assets presented in this table are held-to-maturity or available-for-sale. At December 31, 2004, we had no trading securities.

(Dollars in Thousands)
Change (in Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
+200	$ 73,016	17.4%	$ 187,426	15.6%
+100	$ 67,426	8.4%	$ 175,708	8.4%
0	$ 62,181	—	$ 162,095	—
-100	$ 57,740	-7.1%	$ 145,320	-10.3%
-200	$ 50,134	-19.4%	$ 126,063	-22.2%

Although the simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market interest rate scenarios in 100 basis point increments, our main concern is the negative effect for the reasonably possible worst scenario. The ALCO policy prescribes that, for the worst possible rate drop scenario, the possible reduction of net interest income and NPV, not to exceed 20% of the base net interest income and 25% of the base NPV.

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we are positively gapped by $158.0 million for a time horizon of one year. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

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

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit the purchase of rate caps and floors, and engaging in interest rate swaps, although we have not yet engaged in either of these activities, other than an interest rate swap agreement arranged in September 2003 on the notional amount of $3 million and subsequently terminated without any gain or loss by mutual agreement between us and a brokerage company in January 2004.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Wilshire Bancorp, Inc. (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2005

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of Registrant

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Officers and Directors” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           List of documents filed as part of this report

(1)            Financial Statements

The following financial statements of Wilshire Bancorp, Inc. are filed as a part of this Form 10-K on the pages indicated:

(2)            Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company’s financial statements or related notes.

(3)            Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended [1]
3.2	Bylaws, as amended [1]
4.1	Specimen of Common Stock Certificate [1]
4.2	Indenture of Subordinated Debentures [2]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [3]
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office - 1st floor) [1]
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch) [1]
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [1]
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch) [1]
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc. [1]
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [4]

10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office) [4]
10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office) [5]
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter - 14th floor) [6]
10.10	Lease dated July 18, 2000 between the Company and 183 Townsend Corporation (San Jose Business Lending Office) [6]
10.11	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office) [6]
10.12	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office) [6]
10.13	Sublease dated January 26, 2001 between the Company and California Federal Bank, a federal savings bank (Valley Office) [6]
10.14	Employment Agreement for Soo Bong Min, Chief Executive Officer and President [3]
10.15	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office) [7]
10.16	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office) [7]
10.17	Survivor income plan and exhibit thereto (Split dollar agreement) [8]
10.18	Stock Purchase Agreement by and between Wilshire Bancorp, Inc. and Texas Bank dated January 29, 2004 [3]
11	Statement Regarding Computation of Net Earnings per Share [9]
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to the Exhibits to the Company’s Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.
2 Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on May 16, 2003.
3 Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 29, 2004.
4 Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 30, 1999.
5 Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on April 5, 2000.
6 Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 29, 2001.
7 Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 31, 2004.
8 Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on August 20, 2003.
9 The information required by this Exhibit is incorporated by reference from Note [2] of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	WILSHIRE BANCORP, INC., a California corporation

	By:	/s/ Brian E. Cho
Brian E. Cho
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Koh	Chairman and Director	March 16, 2005
Steven Koh

/s/ Soo Bong Min	President, Chief Executive Officer and Director	March 16, 2005
Soo Bong Min

/s/ Larry D. Greenfield, M.D.	Director	March 16, 2005
Larry D. Greenfield, M.D.

/s/ Kyu-Hyun Kim	Director	March 16, 2005
Kyu-Hyun Kim

/s/ Mel Elliot	Director	March 16, 2005
Mel Elliot

/s/ Richard Y. Lim	Director	March 16, 2005
Richard Y. Lim

/s/ Fred F. Mautner	Director	March 16, 2005
Fred F. Mautner

/s/ Young H. Pak	Director	March 16, 2005
Young H. Pak

/s/ Donald Byun	Director	March 16, 2005
Donald Byun

/s/ Harry Siafaris	Director	March 16, 2005
Harry Siafaris

/s/ Forrest I. Stichman	Director	March 16, 2005
Forrest I. Stichman

/s/ Gapsu Kim	Director	March 16, 2005
Gapsu Kim

/s/ Brian E. Cho	Chief Financial Officer and Corporate Secretary	March 16, 2005
Brian E. Cho

Wilshire Bancorp, Inc. Financial Statements as of December 31, 2004 and 2003 and for Each of the Three Years in the Period Ended December 31, 2004 and Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2005

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003

ASSETS	2004	2003

Cash and due from banks	$53,903,163	$62,486,069
Federal funds sold and other cash equivalents	45,000,000	50,000,000
Cash and cash equivalents	98,903,163	112,486,069
Interest-bearing deposits in other financial institutions	2,573	201,496
Securities available for sale, at fair value (amortized cost of $86,121,349 and $64,701,168
at December 31, 2004 and 2003, respectively)	85,712,485	64,995,301
Securities held to maturity, at amortized cost (fair value of $29,161,100 and $23,391,193
at December 31, 2004 and 2003, respectively)	29,262,188	23,427,296
Interest-only strip, at fair value (amortized cost of $1,550,444 and $725,410
at December 31, 2004 and 2003, respectively)	1,494,176	847,306
Loans held for sale—at the lower of cost or market	21,144,128	18,101,665
Loans receivable, net of allowance for loan losses of $11,111,092 and $9,011,071
at December 31, 2004 and 2003, respectively	988,468,142	729,892,686
Bank premises and equipment—net	5,479,776	4,802,489
Federal Home Loan Bank stock, at cost	4,371,500	1,509,500
Accrued interest receivable	3,867,005	2,685,200
Other real estate owned—net	—	377,200
Deferred income taxes—net	4,839,346	3,797,678
Servicing asset	4,373,974	3,282,683
Due from customers on acceptances	2,041,023	2,750,315
Cash surrender value of life insurance	11,536,476	11,101,704
Other assets	4,145,368	3,004,974
TOTAL	$1,265,641,323	$983,263,562

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$274,207,744	$238,018,220
Interest bearing:
Savings	22,946,077	26,467,729
Time deposits of $100,000 or more	448,526,610	307,710,163
Other time deposits	115,728,483	113,528,786
Other	237,564,098	170,791,279
Total deposits	1,098,973,012	856,516,177
Federal Home Loan Bank borrowings	41,000,000	29,000,000
Junior subordinated debentures	25,464,000	25,464,000
Accrued interest payable	2,891,707	2,103,244
Acceptances outstanding	2,041,023	2,750,315
Other liabilities	6,963,963	8,688,485
Total liabilities	1,177,333,705	924,522,221

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 1,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding,
28,142,470 shares and 25,902,728 shares at December 31, 2004 and 2003,
respectively	38,926,430	28,391,427
Accumulated other comprehensive (loss) income	(223,703)	203,331
Retained earnings	49,604,891	30,146,583
Total shareholders’ equity	88,307,618	58,741,341
TOTAL	$1,265,641,323	$983,263,562

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
INTEREST INCOME:
Interest and fees on loans	$55,943,023	$37,891,746	$30,185,494
Interest on investment securities and deposits in
other financial institutions	3,050,123	2,438,044	1,809,484
Interest on federal funds sold and other cash equivalents	804,802	596,194	790,085
Total interest income	59,797,948	40,925,984	32,785,063

INTEREST EXPENSE:
Deposits	15,663,227	11,250,320	8,881,002
Interest on other borrowings	1,799,329	693,574	126,951
Total interest expense	17,462,556	11,943,894	9,007,953

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES	42,335,392	28,982,090	23,777,110

PROVISION FOR LOSSES ON LOANS AND LOAN
COMMITMENTS	3,566,711	2,782,519	3,240,303

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	38,768,681	26,199,571	20,536,807

NONINTEREST INCOME:
Service charges on deposit accounts	7,378,636	6,788,720	5,639,571
Gain on sale of loans	8,831,677	6,235,550	2,492,204
Loan-related servicing income	2,372,577	1,889,730	1,651,481
Loan referral fee income	112,520	476,977	582,922
Loan packaging fee	375,835	450,243	347,941
Income from other earning assets	639,151	498,640	11,700
Other income	1,286,515	758,731	649,121
Total noninterest income	20,996,911	17,098,591	11,374,940

NONINTEREST EXPENSES:
Salaries and employee benefits	14,581,480	12,182,709	10,047,014
Occupancy and equipment	2,730,432	2,159,229	1,929,165
Other real estate owned	—	81	92,382
Data processing	1,643,822	1,568,968	1,409,467
Professional fees	1,429,831	841,267	559,234
Directors’ fees	460,110	422,450	365,050
Loan referral fee	1,202,020	959,170	623,084
Office supplies	573,344	523,036	300,283
Communications	337,999	380,342	251,625
Advertising	652,126	302,620	327,679
Deposit insurance premiums	132,462	188,722	79,463
Outsourced service for customer	1,301,680	945,843	717,804
Other operating	2,238,045	1,511,517	885,385
Total noninterest expenses	27,283,351	21,985,954	17,587,635

INCOME BEFORE INCOME TAXES	32,482,241	21,312,208	14,324,112

INCOME TAX PROVISION	13,023,933	8,495,476	5,731,000

NET INCOME	$19,458,308	$12,816,732	$8,593,112
EARNINGS PER SHARE:
Basic	$0.70	$0.50	$0.34
Diluted	$0.68	$0.44	$0.32

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE YEARS ENDED DECEMBER 31, 2004
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

BALANCE—January 1, 2002	22,798,248	$18,555,777	$17,525,776	$110,302	$36,191,855

Stock options exercised	469,584	405,497			405,497
Tax benefit from stock options exercised		236,979			236,979
Comprehensive income:
Net income			8,593,112		8,593,112
Other comprehensive income:
Change in unrealized gain on
interest-only strip				(5,696)	(5,696)
Change in unrealized gain on
securities available for sale				(29,933)	(29,933)
Comprehensive income					8,557,483

BALANCE—December 31, 2002	23,267,832	19,198,253	26,118,888	74,673	45,391,814

Stock options exercised	308,400	385,469			385,469
Stock dividend	2,326,496	8,787,960	(8,789,037)		(1,077)
Tax benefit from stock options exercised		19,745			19,745
Comprehensive income:
Net income			12,816,732		12,816,732
Other comprehensive income:
Change in unrealized gain on
interest-only strip				12,641	12,641
Change in unrealized gain on
securities available for sale				153,979	153,979
Change in unrealized gain on
interest swap				(37,962)	(37,962)
Comprehensive income					12,945,390

BALANCE—December 31, 2003	25,902,728	28,391,427	30,146,583	203,331	58,741,341

Stock options exercised	2,239,742	1,814,639			1,814,639
Tax benefit from stock options exercised		8,720,364			8,720,364
Comprehensive income:
Net income			19,458,308		19,458,308
Other comprehensive income:
Change in unrealized gain (loss) on
interest-only strip				(57,259)	(57,259)
Change in unrealized gain (loss) on
securities available for sale				(407,737)	(407,737)
Change in unrealized gain on
interest swap				37,962	37,962
Comprehensive income					19,031,274

BALANCE—December 31, 2004	28,142,470	$38,926,430	$49,604,891	$(223,703)	$88,307,618

					(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
DISCLOSURE OF RECLASSIFICATION AMOUNT
FOR DECEMBER 31:
Unrealized holding (losses) gains on securities available
for sale arising during period	$(431,106)	$269,176	$(51,603)
Less reclassification adjustment for gains
realized in income	271,891	3,693
Less income tax (benefit) expense	(295,260)	111,504	(21,670)

Net unrealized (losses) gains	$(407,737)	$153,979	$(29,933)

Unrealized holding (losses) gains on interest-only strips
arising during period	$(178,164)	$21,794	$(9,821)
Less reclassification adjustment for impairment	(79,442)
Less income tax (benefit) expense	(41,463)	9,153	(4,125)

Net unrealized (losses) gains	$(57,259)	$12,641	$(5,696)

Unrealized holding gains (losses) on interest swap
arising during period, net of tax expense (benefit) of $25,308
in 2004 and 2003	$37,962	$(37,962)	$—

See accompanying notes to consolidated financial statements.			(Concluded )

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,458,308	$12,816,732	$8,593,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment securities	261,223	587,653	402,724
Depreciation of premises & equipment	790,186	654,472	637,023
Provision for losses on loans and loan commitments	3,566,711	2,782,519	3,320,303
Deferred tax provision (benefit)	730,255	(1,255,787)	(1,215,110)
Loss (gain) on disposition of bank premises,
equipment and securities	5,537	(12,041)	1,129
Gain on sale of loans	(8,831,677)	(6,235,550)	(2,492,204)
Origination of loans held for sale	(93,001,291)	(72,964,235)	(52,297,694)
Proceeds from sale of loans held for sale	97,655,386	79,887,488	39,347,924
Gain on sale of AFS securities	(271,891)	(29,654)	—
Impairment of interest-only strip	79,442	—	—
Loss on sale of other real estate owned	3,967	—	10,802
Change in cash surrender value of Life Insurance	(434,772)	(415,459)	16,822
Servicing assets capitalized	(2,091,883)	(1,750,426)	(895,472)
Servicing assets amortization	1,000,592	629,560	533,010
(Increase) decrease in interest-only strip	(904,476)	(646,764)	64,342
Increase in accrued interest receivable	(1,181,805)	(533,772)	(487,640)
Increase in other assets	(1,140,393)	(1,962,603)	(218,169)
Dividends of FHLB stock	(120,300)	(28,200)
Tax benefit from exercise of stock options	8,720,364	19,745	236,979
Increase (decrease) in accrued interest payable	788,463	587,791	(390,044)
(Decrease) increase in other liabilities	(3,601,017)	3,697,694	2,269,554

Net cash provided by (used in)
operating activities	21,480,929	15,829,163	(2,562,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing
deposits in other financial institutions	198,923	1,483,159	1,084,545
Purchase of securities held to maturity	(13,987,338)	(19,131,250)	(14,510,278)
Proceeds from principal repayment, matured or
called securities held to maturity	8,149,510	20,606,794	11,120,912
Purchase of securities available for sale	(105,033,528)	(89,910,755)	(32,326,359)
Proceeds from sale of securities (AFS)	18,568,500	13,785,488
Proceeds from matured securities (AFS)	65,058,451	45,693,243	12,778,494
Net increase in loans receivable	(271,756,138)	(238,612,284)	(141,087,688)
Proceeds from sale of other loans	11,307,787	4,968,808
Proceeds from sale of real estate owned	373,233	—	1,002,733
Purchases of premises and equipment	(1,478,321)	(2,550,990)	(511,613)
Purchase of FHLB stock	(2,741,700)	(978,000)	(393,300)
Purchase of Bank Owned Life Insurance	—	(10,500,000)
Proceeds from disposition of bank equipment	5,312	29,931

Net cash used in investing activities	(291,335,309)	(275,115,856)	(162,842,554)

(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$1,814,639	$385,469	$405,497
Stock dividend paid in cash for fractional shares	—	(1,077)
Increase in Federal Home Loan Bank borrowings	12,000,000	19,000,000	10,000,000
Increase in junior subordinated debentures	—	15,464,000	10,000,000
Net increase in deposits	242,456,835	237,660,867	170,248,692

Net cash provided by financing activities	256,271,474	272,509,259	190,654,189

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(13,582,906)	13,222,566	25,249,026

CASH AND CASH EQUIVALENTS—Beginning
of year	112,486,069	99,263,503	74,014,477

CASH AND CASH EQUIVALENTS—End of
year	$98,903,163	$112,486,069	$99,263,503

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$16,674,093	$11,356,105	$9,397,997
Income taxes paid	$7,975,000	$7,250,800	$5,900,800

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING, OPERATING AND FINANCING
ACTIVITIES:
Loans transferred to real estate owned	$—	$153,632	$1,068,000
Transfer of retained earnings to common stock
for stock dividend	$—	$8,787,960	$—

See accompanying notes to consolidated financial statements.	(Concluded	)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wilshire Bancorp, Inc. (the “Company”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

The Company organized its wholly owned subsidiary, Wilshire Statutory Trust, which issued $15 million in trust preferred securities in December 2003. The Company then purchased all of the common interest in the Wilshire Statutory Trust and issued junior subordinated debentures to the Wilshire Statutory Trust having terms substantially similar to the trust preferred securities in exchange for the proceeds from the Wilshire Statutory Trust’s trust preferred securities (the “2003 Junior Subordinated Debentures”). In accordance with Financial Accounting Standards Board Interpretation 46 (revised December 2003), the Trust is not be reported on a consolidated basis; instead the junior subordinated debentures to the Trust of $15,464,000 and the investment in the Trust common stock of $464,000 are reported separately as debt and other assets, respectively.

Principles of Consolidation—The financial statements include the accounts of the Company and its subsidiary, Wilshire State Bank. Inter-company transactions and accounts have been eliminated in consolidation. As noted above in accordance with FIN No. 46, the Company is not including Wilshire Statutory Trust on a consolidated basis.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold and money market preferred stock, all of which have original maturities of less than 90 days.

Interest-Bearing Deposits in Other Financial Institutions—Interest-bearing deposits in other financial institutions mature within three years and are carried at cost.

Investment Securities—Investments are classified into three categories and accounted for as follows:

(i)	Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost;

(ii)	Securities that are bought and held principally for the purpose of selling them in the near future are classified as “trading securities” and reported at fair value. Unrealized gains and losses are recognized in earnings; and

(iii)	Securities not classified as held to maturity or trading securities are classified as “available for sale” and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Accreted discounts and amortized premiums on investment securities are included in interest income by a method that approximates the effective yield, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  The Company did not record any other-than-temporary impairment on investment securities in 2004, 2003 and 2002.

In 2004, the Company recognized a other-than-temporary charge of $79,442 on its interest-only (“I/O”) strip related to SBA loans sold, which are discussed below. The I/O strips are accounted for like available-for-sale securities; impairment charges reduce the cost basis of the I/O strips and reduce earnings. The Company did not record any other-than-temporary impairment in 2003 and 2002.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent unless management believes the loan is adequately collateralized and in the process of collection. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective yield method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other noninterest income at the time of the sale. The remaining portion of the premium, presented as unearned income in Note 3, is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 1.5% above the main note rate, with an average discount rate of 7.5% and a range of constant prepayment rates from 14% to 17% in 2004. During 2003, the discount rate was also 1.5% above the main note rate, with an average discount rate of 7.3% and a range of constant prepayment rates from 14% to 17%. During 2002, the discount rate was also 1.5% above the main note rate, with an average discount rate of 8.2% and a range of constant prepayment rates from 14% to 17%. The servicing asset is amortized in proportion to and over the period of estimated servicing income. The Company has capitalized $2,091,883, $1,750,426 and $895,472 of servicing assets and amortized $1,000,592, $629,560 and $533,010 during the years ended December 31, 2004, 2003 and 2002, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized in a valuation allowance in the period of impairment. For purposes of measuring impairment, the servicing assets are stratified by collateral type. The expected yearly amortization of existing servicing assets for each of the years ending 2005 to 2009 is $605,459.

An I/O strip is recorded based on the present value of the excess of future interest income over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. I/O strips are also monitored for impairments.

Allowance for Loan Losses— Accounting for allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

• the specific review of individual loans in accordance with Statement of Financial Accounting Standards (SFAS) 114, Accounting by Creditors for Impairment of a Loan,

• the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

• our judgmental estimate based on various subjective factors.

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

The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact (neutral) to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. The credit risk matrix provides seven possible scenarios for each of the identified factors detailed below. The matrix allows for three positive/decrease (major, moderate, and minor), three negative/increase (major, moderate, and minor), and one neutral credit risk scenario within each factor for each loan pool. These possible scenarios enable management to adjust the loss migration ratio as much as 50% in either direction (positive or negative) for each loan pool. These adjustments are applied to the general allocation for each loan pool if warranted.

Bank Premises and Equipment—Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on building, furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses.

Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Income Taxes—Deferred income taxes are provided for using an asset and liability approach. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements.

Stock-Based Compensation—As amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.

The estimated fair value of options granted during 2004, 2003 and 2002 was $3.97, $1.19 and $0.71 per share, respectively.

Had compensation cost for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

	2004	2003	2002

Net income—as reported	$19,458,308	$12,816,732	$8,593,112
Add: Stock-based employee compensation
expense included in reported net income—net
of related tax effect
Deduct: Total stock-based employee
expense determined under fair value based
compensation method for all awards—net of
related tax effect	(122,306)	(134,347)	(143,805)

Pro forma net income	$19,336,002	$12,682,385	$8,449,307

Earnings per share:
Basic—as reported	$0.70	$0.50	$0.34
Basic—pro forma	$0.70	$0.49	$0.33

Diluted—as reported	$0.68	$0.44	$0.32
Diluted—pro forma	$0.68	$0.44	$0.31

The fair values of options granted under the Company’s fixed stock option plan during 2004, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used: no cash dividend yield, expected volatility of 19% for 2004, 22% for 2003 and 22% for 2002; expected life of two to five years for 2004, 2003 and 2002; and risk-free interest rate of 3.45%, 3.23% and 2.73% for 2004, 2003 and 2002, respectively.

Earnings per Share—Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There was a two-for-one stock split of the Company’s common shares for the shareholders of record at the close of business on July 31, 2002, November 30, 2003 and December 3, 2004 which were effective on August 15, 2002, December 17, 2003 and December 14, 2004, respectively. There was a 10% stock dividend, which was paid in May 2003 for shareholders of record at the close of business on April 30, 2003. All basic and diluted earnings per share in this report have been retroactively restated for each stock split and stock dividend.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In January 2003, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 46 — Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, the FASB revised FIN 46 and codified certain FASB Staff Positions previously issued for FIN 46 (“FIN 46R). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities. Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The provisions of FIN 46R were required to be adopted prior to the first reporting period that ended after March 15, 2004. Our adoption of FIN 46 and FIN 46R did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between the contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company anticipates that the implementation of SOP 03-3 is not expected to have a significant effect on the consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.  An investment is impaired if the fair value of the investment is less than its cost.  EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent.  In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary.

In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.  Adoption of this standard may cause the Company to recognize impairment losses in the Consolidated Statements of Operations, which would not have been recognized under the current guidance or to recognize such losses in earlier periods, especially those due to increases in interest rates.  Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income, adoption of this standard is not expected to have a significant impact on shareholders’ equity.

In December 2004, the FASB issued SFAS No.153 - Exchanges of Nonmonetary Assets, which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not expected to have a significant effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, which revises SFAS 123 and supersedes APB 25. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach except that SFAS 123R requires all share-based payments to employees, including grants of stock options and stock appreciation rights, to be recognized in the income statement based on their fair values. The provisions of SFAS 123R are effective for the first interim period of the Company beginning on July 1, 2005. The Company is currently evaluating both the timing and method of adopting the new standard.

Reclassifications—Certain reclassifications were made to the prior years’ presentation to conform to the current year’s presentation.

2.	INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$39,944,815	$15,565	$228,251	$39,732,129
Corporate Securities	3,993,503	15,270	59,429	3,949,344
CMOs & MBS	32,183,031	109,150	261,169	32,031,012
Money Market Preferred Stock	10,000,000	—	—	10,000,000

Total	$86,121,349	$139,985	$548,849	$85,712,485

Held to maturity:
Securities of government
sponsored enterprises	$28,072,958	$7,606	$104,458	$27,976,106
CMOs & MBS	379,230	—	8,040	371,190
Municipal Bond	810,000	3,804	—	813,804

Total	$29,262,188	$11,410	$112,498	$29,161,100

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2003	Cost	Gain	Loss	Value
Available for sale:
Securities of government
sponsored enterprises	$29,317,232	$44,733	$3,626	$29,358,339
Corporate Securities	12,362,407	422,956	19,688	12,765,675
CMOs & MBS	15,021,529	41,612	191,854	14,871,287
Money Market Preferred Stock	8,000,000	—	—	8,000,000

Total	$64,701,168	$509,301	$215,168	$64,995,301

Held to maturity:
Securities of government
sponsored enterprises	$19,083,533	$73,789	$155,589	$19,001,733
Corporate Securities	2,594,377	29,073	—	2,623,450
CMOs & MBS	694,386	—	2,360	692,026
Municipal Bond	1,055,000	18,984	—	1,073,984

Total	$23,427,296	$121,846	$157,949	$23,391,193

Accrued interest and dividends receivable on investment securities totaled $525,464 and $695,558 at December 31, 2004 and 2003, respectively.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

2004					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$50,789	$(267)	$3,934	$(66)	$54,723	$(333)
Collateralized mortgage obligations	1,915	(29)	2,747	(77)	4,662	(106)
Mortgage-backed securities	11,970	(123)	2,949	(40)	14,919	(163)
Corporate securities	1,926	(59)	—	—	1,926	(59)
	$66,600	$(478)	$9,630	$(183)	$76,230	$(661)

2003					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$20,906	$(159)	—	—	$20,906	$(159)
Collateralized mortgage obligations	4,297	(83)	—	—	4,297	(83)
Mortgage-backed securities	7,447	(111)	—	—	7,447	(111)
Corporate securities	990	(20)	—	—	990	(20)
	$33,640	$(373)	—	—	$33,640	$(373)

The unrealized loss positions of our government sponsored enterprises bonds, collateralized mortgage obligations, and mortgage-backed securities are a function of the volatility of interest rates during 2004, in that they are all rated AAA by Standard & Poors (“S&P”), redeem at maturity or when called at par, and have the implicit guaranty of the United States Treasury.

Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below.

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
Due in one year or less	$10,000,000	$10,000,000
Due after one year through five years	36,968,473	36,774,803
Due after five years through ten years	5,960,609	5,892,920
Due after ten years	33,192,267	33,044,762

Total	$86,121,349	$85,712,485

Held to maturity:
Due in one year or less	$1,000,000	$1,005,490
Due after one year through five years	19,787,416	19,765,244
Due after five years through ten years	8,095,542	8,019,176
Due after ten years	379,230	371,190

Total	$29,262,188	$29,161,100

Securities with amortized cost of approximately $86,582,606 and $62,401,000 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2004 and 2003, respectively. For the year ended December 31, 2004 and 2003, proceeds from sale of securities available for sale amounted to $18,568,500 and 13,785,488, respectively. Gross realized gains from the sales and maturities of securities available for sale amounted to $284,411 and $143,294 and gross losses from the sales of securities available for sale amounted to $12,520 and $139,601 for the years ended December 31, 2004 and 2003, respectively. There were no sales of securities during 2002.

At December 31, 2004, 2003, and 2002 we also had $10 million, $8 million, and $0, respectively, in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable consist of the following at December 31:

	2004	2003

Commercial loans	$137,363,148	$130,055,273
Real estate loans	852,595,552	601,362,964
Installment loans	18,810,397	14,968,687

	1,008,769,097	746,386,924
Allowance for loan losses	(11,111,092)	(9,011,071)
Deferred loan fees	(1,761,154)	(1,633,486)
Unearned income	(7,428,709)	(5,849,681)

Loans receivable—net	$988,468,142	$729,892,686

At December 31, 2004, 2003 and 2002, the Company serviced loans sold to unaffiliated parties in the amounts of $235,534,249, $180,558,338 and $126,345,997 respectively.

Management believes that as of December 31, 2004 and 2003, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio; however, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions.

The Company evaluates credit risks associated with the commitments to extend credit and letters of credit at the same time it evaluates credit risk associated with the loan portfolio. However, the allowances necessary for the commitments are reported separately in other liabilities in the accompanying statement of financial condition and not part of the allowance for loan losses as presented above.

The activity in the allowance for loan losses was as follows for the years ended December 31:

	2004	2003	2002
Balance—beginning of year	$9,011,071	$6,342,595	$5,559,071
Provision for loan losses	3,008,015	2,770,000	3,169,891
Loans charged off	(1,368,717)	(951,618)	(2,827,912)
Recoveries of charge-offs	460,723	850,094	441,545
Balance—end of year	$11,111,092	$9,011,071	$6,342,595

The activity in the liability for losses on loan commitments was as follows for the years ended December 31:

	2004	2003	2002
Balance—beginning of year	$82,931	$70,412	$—
Provision for losses on loan commitments	558,696	12,519	70,412
Balance—end of year	$641,627	$82,931	$70,412

At December 31, 2004 and 2003, the Company had considered $2,656,818 and $3,628,554 of its loans as impaired with specific reserves of $541,261 and $603,095, respectively. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was $3,240,532 and $3,418,360, respectively. Interest income of $5,828, $2,422 and $137,234 was recognized on a cash basis on impaired loans during the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company had loans on non-accrual status of $2,642,813 compared to $3,628,554 at December 31, 2003.

At December 31, 2004, the Company’s loans-to-one-borrower limit was $17.8 million based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2004, the Company’s largest relationship consisted of one borrower with outstanding commitments of $9 million, which consisted of three loans, two of which are secured by commercial real estate and the other by cash. All of these loans were performing in accordance with their terms.

Many of our customers are locally based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea in connection with certain of our loans and credit transactions with Korean banks.

Substantially all of the Company’s business is located in California, with a particular concentration in Southern California. Approximately 90% of the Company’s loan portfolio was concentrated in Southern California at December 31, 2004. As a result, the Company’s financial condition and operating results are subject to changes in economic conditions in that region. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including the Company. Although the general economy in California has recovered from that prolonged recession, the Company is subject to changes in economic conditions in that region. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2004	2003

Outstanding balance—beginning of year	$12,400,980	$7,262,174
Credit granted, including renewals	1,118,764	8,699,140
Repayments	(1,923,707)	(3,560,334)

Outstanding balance—end of year	$11,596,037	$12,400,980

Income from these loans totaled approximately $617,235, $526,000 and $279,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is reflected in the accompanying statements of operations.

4.	BANK PREMISES AND EQUIPMENT

The following is a summary of the major components of Bank premises and equipment as of December 31:

	2004	2003

Land	$867,731	$867,731
Building	1,168,485	1,168,485
Furniture and equipment	4,219,184	3,909,935
Leasehold improvements	3,784,671	3,043,630

	10,040,071	8,989,781
Accumulated depreciation and amortization	(4,560,295)	(4,187,292)

	$5,479,776	$4,802,489

Depreciation expense was $790,186, $654,472 and $637,023 for the years ended December 31, 2004, 2003 and 2002, respectively.

5.	OTHER REAL ESTATE OWNED

As of December 31, 2003 and 2002, other real estate owned consisted of single residential property and a parcel of undeveloped land.

Activity in the allowance for the other real estate owned losses is as follows:

	2004	2003	2002

Balance—beginning of year	$—	$—	$150,500
Provision charged to operations			80,000
Charge-offs			(230,500)

Balance—end of year	$—	$—	$—

6.	DEPOSITS

Time deposits by maturity dates are as follows at December 31:

	2004	2003

Less than three months	$307,360,905	$204,206,774
After three to six months	118,077,134	103,040,844
After six months to twelve months	118,417,468	102,271,703
After twelve months	20,399,586	11,719,628

Total	$564,255,093	$421,238,949

The scheduled maturities of time deposits as of December 31, 2004 are as follows:

2005	$543,855,507
2006	14,446,238
2007	5,790,675
2008	99,000
2009 and thereafter	63,673

$564,255,093

A summary of interest expense on deposits is as follows for the years ended December 31:

	2004	2003	2002

Savings	$198,022	$168,012	$135,833
Time deposits of $100,000 or more	8,697,283	5,850,354	5,055,320
Other time deposits	2,984,659	3,300,442	2,314,393
Other	3,783,263	1,931,512	1,375,456

Total	$15,663,227	$11,250,320	$8,881,002

Other interest-bearing deposits consist of money market deposits and super NOW deposits.

In addition to credit risks, because the Company’s customer base is largely Korean-American, the Company’s deposit base could significantly decrease as a result of deterioration in the Korean economy. During downturns in the Korean economy, some of the Company’s customers may need funds for their local businesses, or may temporarily withdraw deposits in order to transfer funds and benefit from gains on foreign exchange and interest rates and/or to help their relatives in South Korea during downturns in the Korean economy. A significant decrease in the Company’s deposits could also have a material adverse effect on the financial condition and results of operations of the Company.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases premises and equipment under noncancelable operating leases. Future minimum rental commitments under these leases are as follows at December 31, 2004:

Year	Amount

2005	$1,411,697
2006	1,106,282
2007	1,048,393
2008	732,033
2009	600,845
Thereafter	221,925
$5,121,175

Rental expense recorded under such leases amounted to approximately $1,426,000 (2004), $1,137,000 (2003) and $1,004,000 (2002).

In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The Company’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $69,488,000 and $42,574,000 and obligations under standby letters of credit and commercial letters of credit of approximately $12,135,000 and $9,632,000 at December 31, 2004 and 2003, respectively.

8.	FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

At December 31, 2004, the Company had approved financing with the FHLB for a maximum advance of up to 25% of total assets ($302,858,000 as of December 31, 2004) based on qualifying collateral. The Company’s borrowing capacity under the FHLB standard credit program was about $293 million, with $41 million outstanding as of December 31, 2004.

As of December 31, 2004, the Company has seven advances from the FHLB. These are for $5,000,000, $10,000,000, $5,000,000, $5,000,000, $6,000,000, $5,000,000 and $5,000,000 and mature in January 2005, April 2005, July 2005, August 2005, March 2006, June 2006 and August 2006, respectively, with interest rates of 1.98%, 2.03%, 1.94%, 2.20%, 1.98%, 1.78% and 2.69%, respectively. As of December 31, 2003, the Company had five borrowings with the FHLB. These were for $5,000,000, $5,000,000, $10,000,000, $4,000,000 and $5,000,000 and mature in July 2004, August 2004, September 2004, October 2004 and June 2006, respectively, with interest rates of 1.11%, 1.10%, 1.09%, 1.20% and 1.78%, respectively.

The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Average balance during the year	$43,760	$17,189	$6,151
Average interest rate during the year	1.56%	1.34%	1.82%
Maximum month-end balance during the year	$55,000	$30,000	$10,000
Loan collateralizing the agreements at year-end	$801,785	$184,323	$145,814

The Company’s floating rate long-term debt of $10,000,000 and $15,464,000 at December 31, 2004 represents junior subordinated debentures issued to a trust in which the Company is the sole stockholder, and matures in 2012 and 2033, respectively. The floating rate is based on the three-month London Interbank Offered Rate (“LIBOR”) plus 3.10% and 2.85%, respectively. At December 31, 2004, the interest rate on floating rate long-term debt was 5.65% and 5.35%, respectively. The debt is callable at par by the Company after the initial five-year term.

9.	SHAREHOLDERS’ EQUITY

During 1997, the Company established a stock option plan that provides for the issuance of up to 6,499,800 shares of the Company’s authorized but unissued common stock to managerial employees and directors. The number of securities remaining available for future issuance under the stock option plan as of December 31, 2004 is 1,049,280. Exercise prices may not be less than the fair market value at the date of grant. As of December 31, 2004, 1,108,272 shares are outstanding under this option plan. Options granted under the stock option plans expire not more than 10 years after the date of grant.

Activity in the stock option plans, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding—beginning of year	3,358,094	$0.98	3,333,904	$1.06	3,525,088	$0.88
Effect on options, due to stock
dividend			333,390	0.97
Forfeited	(14,080)	1.69	(52,800)	1.83	(41,600)	1.73
Exercised	(2,239,742)	0.81	(308,400)	1.25	(469,584)	0.86
Granted	4,000	15.98	52,000	4.53	320,000	2.83
Outstanding—end of year	1,108,272	1.37	3,358,094	0.98	3,333,904	1.06

Options exercisable at year-end	934,672	1.01	2,923,054	0.80	2,751,504	0.86
Weighted-average fair value of
options granted during the year	$3.97		$1.19		$0.71

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.62-$0.88	639,526	2.16	$0.63	639,526	$0.63
$1.39-$1.65	206,240	6.00	1.40	202,720	1.40
$2.57-$4.53	258,506	7.63	2.96	91,626	2.67
$15.98	4,000	9.65	15.98	800	15.98

Outstanding at end of year	1,108,272	4.18	1.37	934,672	1.01

10.	INCOME TAXES

A summary of income tax expense (benefit) for 2004, 2003 and 2002 follows:

	Current	Deferred	Total

2004:
Federal	$9,453,894	$443,377	$9,897,271
State	2,839,784	286,878	3,126,662

	$12,293,678	$730,255	$13,023,933

2003:
Federal	$7,565,594	$(976,311)	$6,589,283
State	2,185,669	(279,476)	1,906,193

	$9,751,263	$(1,255,787)	$8,495,476

2002:
Federal	$5,360,649	$(802,649)	$4,558,000
State	1,585,461	(412,461)	1,173,000

	$6,946,110	$(1,215,110)	$5,731,000

The following is a summary of the income taxes payable (receivable) at December 31:

	2004	2003

Current income taxes:
Federal	$(8,041)	$1,923,443
State	258,309	1,263,876

Total income taxes payable	$250,268	$3,187,319

The cumulative temporary differences, as tax effected, are as follows as of December 31, 2004 and 2003:

2004	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$3,722,654	$1,269,150	$4,991,804
Tax depreciation less than financial
statement depreciation	29,757	117,420	147,177
Mark to market loans held-for-sale	530,283	164,236	694,519

Total deferred tax assets	4,282,694	1,550,806	5,833,500

Deferred tax liabilities:
Prepaid expenses	220,494	68,291	288,785
Deferred loan origination costs	670,283	207,596	877,879
Unrealized loss on securities available-for-sale	(180,056)	(43,250)	(223,306)
State tax deferred and other	52,414	(1,618)	50,796

Total deferred tax liabilities	763,135	231,019	994,154

Net deferred tax assets	$3,519,559	$1,319,787	$4,839,346

2003	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$2,634,526	$1,019,285	$3,653,811
Tax depreciation less than financial
statement depreciation	229,990	83,598	313,588
Mark to market	341,344	105,720	447,064

Total deferred tax assets	3,205,860	1,208,603	4,414,463

Deferred tax liabilities:
Prepaid expenses	207,585	64,292	271,877
Deferred loan origination costs	496,209	153,683	649,892
Unrealized loss on securities available for sale	78,402	9,706	88,108
State tax deferred and other	(394,060)	968	(393,092)

Total deferred tax liabilities	388,136	228,649	616,785

Net deferred tax assets	$2,817,724	$979,954	$3,797,678

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income, and tax-planning strategies in making this assessment.  A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized.

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2004	2003	2002

Statutory tax rate	35%	35%	35%
State taxes—net of Los Angeles Revitalization Zone and federal
tax benefits	6	6	5
Other—net	(1)	(1)	—

	40%	40%	40%

The Company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At December 31, 2004, $532,000 was accrued for unresolved tax matters. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

11.	RETIREMENT PLAN

In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company’s matching contribution up to 6% of participants’ compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $119,000 (2004), $105,000 (2003) and $93,000 (2002).

12.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004 and 2003, the Company meets all capital adequacy requirements to which it is subject.

Before our bank holding company reorganization, our 2003 debenture was treated as Tier 2 capital for Bank regulatory capital purposes.  The bank holding company reorganization allows us to take advantage of the current Federal Reserve Board rules regarding the capital treatment of junior subordinated debentures and related trust preferred securities which provide that a bank holding company may count a portion of the proceeds of a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital.  Under the current Federal Reserve Board capital guidelines, as of December 31, 2004, the Company is able to include all of the proceeds from the issuance of the trust preferred securities as Tier 1 capital.

The Company is periodically examined by the Federal Deposit Insurance Corporation (“FDIC”) and the Department of Financial Institutions of the State of California. As of the most recent notification from the FDIC, the Company is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Company’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)		(In thousands)			(In thousands)

As of December 31, 2004:
Total capital (to risk-
weighted assets)	$125,011	11.95%	$83,662	>	8.0%	$104,577	>	10.0%
Tier I capital (to risk-
weighted assets)	$103,258	9.87%	$41,831	>	4.0%	$62,746	>	6.0%
Tier I capital
(to average assets)	$103,258	8.35%	$49,439	>	4.0%	$61,798	>	5.0%

As of December 31, 2003:
Total capital (to risk-
weighted assets)	$93,096	11.59%	$64,260	>	8.0%	$80,324	>	10.0%
Tier I capital (to risk-
weighted assets)	$58,538	7.29%	$32,120	>	4.0%	$48,179	>	6.0%
Tier I capital
(to average assets)	$58,538	6.36%	$36,816	>	4.0%	$46,020	>	5.0%

As a holding company whose only significant asset is the common stock of the Bank, the Company's ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. The Bank’s ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value.

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$98,903,163	$98,903,163	$112,486,069	$112,486,069
Interest-bearing deposits in other
financial institutions	2,573	2,573	201,496	201,496
Investment securities available for sale	85,712,485	85,712,485	64,995,301	64,995,301
Investment securities held to maturity	29,262,188	29,161,100	23,427,296	23,391,193
Interest-only strip	1,494,176	1,494,176	847,306	847,306
Loans receivable—net	988,468,142	984,569,550	729,892,686	726,778,834
Loans held for sale	21,144,128	22,865,260	18,101,665	19,549,799
FHLB stock	4,371,500	4,371,500	1,509,500	1,509,500
Accrued interest receivable	3,867,005	3,867,005	2,685,200	2,685,200
Servicing asset	4,373,974	4,556,088	3,282,683	4,135,096

Liabilities:
Noninterest-bearing deposits	$274,207,744	$274,207,744	$238,018,220	$238,018,220
Interest-bearing deposits	824,765,268	823,640,024	618,497,957	617,870,322
Subordinated Debentures	25,464,000	25,459,190	25,464,000	25,464,000
FHLB borrowings	41,000,000	40,670,670	29,000,000	29,021,431
Accrued interest payable	2,891,707	2,891,707	2,103,244	2,103,244

The methods and assumptions used to estimate the fair value of each class of financial statements for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these investments.

Interest-Bearing Deposits in Other Financial Institutions—The carrying amounts approximate fair value due to the short-term nature of these investments.

Investment Securities—The fair value of investment securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

Interest-Only Strip—The fair value of the I/O strip is calculated by the Company’s management based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at a market interest rate.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair value is net of allowance for loan losses. The carrying amount of accrued interest receivable approximates its fair value.

The fair value of nonperforming loans at December 31, 2004 and 2003 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

FHLB Stock—The carrying amounts approximate fair value, as the stock may be sold back to the FHLB at the carrying value.

Servicing Asset—The fair value of the servicing asset is based on the present value of the contractually specified servicing fee, net of servicing cost, for the estimated life of the loans the Company sold, based upon approximate prepayment speed, discounted by the effective interest rate.

Deposits—The fair values of nonmaturity deposits are equal to the carrying values of such deposits. Nonmaturity deposits include noninterest-bearing demand deposits, savings accounts, super NOW accounts, and money market demand accounts. Discounted cash flows have been used to value term deposits, such as CDs. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

Subordinated Debentures and FHLB Borrowings—The fair value of debt at December 31, 2004 is based on discounted cash flows. The discount rate used is based on the current market rate.

Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2004 and 2003.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2004, 2003 and 2002:

	Income	Shares	Per Share
2004	(Numerator)	(Denominator)	Amount

Basic EPS—income available to
common shareholders	$19,458,308	27,623,766	$0.70

Effect of dilutive securities—options		892,116	(0.02)

Diluted EPS—income available to
common shareholders	$19,458,308	28,515,882	$0.68

2003

Basic EPS—income available to
common shareholders	$12,816,732	25,781,222	$0.50

Effect of dilutive securities—options		3,191,986	(0.06)

Diluted EPS—income available to
common shareholders	$12,816,732	28,973,208	$0.44

2002

Basic EPS—income available to
common shareholders	$8,593,112	25,319,514	$0.34

Effect of dilutive securities—options		1,739,336	(0.02)

Diluted EPS—income available to
common shareholders	$8,593,112	27,058,850	$0.32

There were no anti-dilutive shares as of December 31, 2004, 2003 and 2002.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
2004	(In thousands, except per share amounts)

Net interest income	$9,105	$9,538	$11,113	$12,579	$42,335
Provision for loan losses	897	670	1,450	550	3,567
Net income	4,345	4,823	5,100	5,190	19,458
Basic earnings per common share	0.16	0.18	0.18	0.18	0.70
Diluted earnings per common share	0.15	0.17	0.18	0.18	0.68

2003

Net interest income	$6,293	$6,757	$7,748	$8,184	$28,982
Provision for loan losses	453	343	755	1,232	2,783
Net income	2,757	3,251	3,331	3,478	12,817
Basic earnings per common share	0.11	0.13	0.13	0.13	0.50
Diluted earnings per common share	0.10	0.11	0.11	0.12	0.44

16.	BUSINESS SEGMENT INFORMATION

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

Banking Operations—The Company provides lending products, including commercial installment and real estate loans, to its customers.

Trade Finance Services—The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include, among others, the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration Lending Services—The SBA department mainly provides customers of the Company access to the U.S. SBA-guaranteed lending program.

The following are the results of operations of the Company’s segments for the year-ended December 31:

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004	(In thousands)

Net interest income	$31,029	$1,965	$9,341	$42,335
Less provision for loan losses	2,180	1,327	60	3,567
Other operating income	9,233	1,808	9,956	20,997

Net revenue	38,082	2,446	19,237	59,765
Other operating expenses	22,685	762	3,836	27,283

Income before taxes	$15,397	$1,684	$15,401	$32,482

Business segment assets	$835,553	$44,316	$150,044	$1,029,913
Non-business segment assets				235,728

Total assets				$1,265,641

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2003	(In thousands)

Net interest income	$20,698	$1,242	$7,042	$28,982
Less provision for loan losses	1,812	(175)	1,146	2,783
Other operating income	7,684	1,545	7,869	17,098

Net revenue	26,570	2,962	13,765	43,297
Other operating expenses	18,408	758	2,819	21,985

Income before taxes	$8,162	$2,204	$10,946	$21,312

Business segment assets	$609,116	$29,808	$125,565	$764,489
Non-business segment assets				218,775

Total assets				$983,264

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2002	(In thousands)

Net interest income	$16,803	$1,194	$5,780	$23,777
Less provision for loan losses	2,240	549	451	3,240
Other operating income	6,163	1,262	3,950	11,375

Net revenue	20,726	1,907	9,279	31,912
Other operating expenses	14,740	745	2,103	17,588

Income before taxes	$5,986	$1,162	$7,176	$14,324

Business segment assets	$403,097	$25,030	$101,581	$529,708
Non-business segment assets				163,102

Total assets				$692,810

17.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

(In thousands)	2004		2004
STATEMENTS OF FINANCIAL CONDITION		STATEMENTS OF OPERATIONS

Assets:		Interest expense	$228
Cash and cash equivalents	$356	Net interest expense	228
Investment in subsidiaries	103,447	Other operating expense
Total assets	$103,803	Equity in net earnings
		of subsidiaries	6,209
Liabilities:		Earnings before income
Other borrowings	$15,464	tax provision	5,981
Accounts payable and other liabilities	31	Income tax benefit
Total liabilities	15,495	Net Income	$5,981
Stockholders' Equity	88,308
Total liabilities and
stockholders' equity	$103,803

Notes to Consolidated Financial Statements (continued)

2004

STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$5,981
Adjustments to reconcile net earnings to net cash used in operating activities:
Amortization
Decrease in accounts payable and other liabilities	(111)
Equity in net earnings of subsidiaries	(6,209)
Net cash used in operating activities	$(339)

Cash flows from Investing activities:
Payments for investments in and advances to subsidiaries	(14,500)
Net cash used by investing activities	(14,500)

Cash flows from financing activities:
Proceeds from the issuance of trust preferred securities	15,141
Proceeds from exercise of stock options	54
Payments of cash and cash equivalents
Net cash provided by financing activities	15,195
Net increase in cash and cash equivalents	356
Cash and cash equivalents, beginning of year
Cash and cash equivalents, end of year	$356

******