Form 10-Q
period 2005-03-31
WILSHIRE BANCORP INC
filed 2005-05-10
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2005 was 28,571,080.

FORM 10-Q

INDEX
WILSHIRE BANCORP, INC.

i

Part I.      FINANCIAL INFORMATION
Item 1.          Financial Statements

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS:

Cash and due from banks	$51,815,488	$53,903,163
Federal funds sold and other cash equivalents	125,000,000	45,000,000
Cash and cash equivalents	176,815,488	98,903,163

Interest-bearing deposits in other financial institutions	2,642	2,573
Securities available for sale - at fair value (amortized cost of $92,316,321 and
$86,121,349 at March 31, 2005 and December 31, 2004, respectively)	91,378,368	85,712,485
Securities held to maturity - at amortized cost (fair value of $28,818,564 and
$29,161,100 at March 31, 2005 and December 31, 2004, respectively)	29,129,377	29,262,188
Interest only strip - at fair value (amortized cost of $1,749,485
and $1,550,444 at March 31, 2005 and December 31, 2004, respectively)	1,924,534	1,494,176
Loans held for sale, at the lower of cost or market	13,492,123	21,144,128
Loans receivable, net of allowance for loan losses of $11,669,090 and $11,111,092
at March, 31, 2005 and December 31, 2004, respectively	1,019,803,078	988,468,142
Bank premises and equipment, net	6,928,870	5,479,776
Federal Home Loan Bank stock, at cost	4,317,700	4,371,500
Accrued interest receivable	4,630,623	3,867,005
Other real estate owned - net	308,200	—
Deferred income taxes - net	4,953,658	4,839,346
Servicing asset	4,663,103	4,373,974
Due from customers on acceptances	2,120,901	2,041,023
Cash surrender value of life insurance	11,703,132	11,536,476
Other assets	5,125,414	4,145,368

TOTAL	$1,377,297,211	$1,265,641,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits :
Noninterest-bearing	$281,716,761	$273,940,106
Interest-bearing:
Savings	24,206,211	22,946,077
Time deposits of $100,000 or more	492,815,524	448,526,610
Other time deposits	107,631,860	115,728,483
Money markets and nows	253,501,890	237,564,098
Total deposits	1,159,872,246	1,098,705,374

Federal Home Loan Bank borrowings	61,000,000	41,000,000
Junior subordinated debentures	46,083,000	25,464,000
Accrued interest payable	3,239,412	2,891,707
Acceptances outstanding	2,120,901	2,041,023
Other liabilities	9,803,852	7,231,601

Total liabilities	1,282,119,411	1,177,333,705

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 28,571,080 and 28,142,470 shares at
March 31, 2005 and December 31, 2004, respectively	41,042,333	38,926,430
Accumulated other comprehensive loss	(396,411)	(223,703)
Retained earnings	54,531,878	49,604,891
Total shareholders’ equity	95,177,800	88,307,618

TOTAL	$1,377,297,211	$1,265,641,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
INTEREST INCOME:	2005	2004
Interest and fees on loans	$18,229,969	$11,847,604
Interest on investment securities and deposits in other financial institutions	871,556	690,415
Interest on federal funds sold and other cash equivalents	426,727	114,866
Total interest income	19,528,252	12,652,885

INTEREST EXPENSE:
Deposits	5,110,481	3,180,866
Interest on other borrowings	777,720	367,106
Total interest expense	5,888,201	3,547,972

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	13,640,051	9,104,913

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	500,000	896,711

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,140,051	8,208,202

NONINTEREST INCOME:
Service charges on deposit accounts	1,719,810	1,822,527
Gain on sale of loans	2,023,077	2,137,613
Loan-related servicing income	657,798	505,306
Loan referral fee income	100,789	72,020
Loan packaging fee	65,716	122,471
Income from other earning assets	126,879	157,044
Other income	241,886	254,314
Total noninterest income	4,935,955	5,071,295

NONINTEREST EXPENSES:
Salaries and employee benefits	4,375,363	3,442,831
Occupancy and equipment	833,231	608,575
Data processing	414,867	369,127
Loan referral fees	262,535	290,096
Professional fees	446,006	243,947
Directors’ fees	123,250	103,500
Office supplies	108,523	112,401
Advertising	245,593	123,532
Communications	92,716	82,182
Deposit insurance premiums	37,054	29,753
Outsourced service for customers	321,615	304,965
Other operating	578,422	390,722
Total noninterest expenses	7,839,175	6,101,631

INCOME BEFORE INCOME TAX PROVISION	10,236,831	7,177,865

INCOME TAX PROVISION	4,167,000	2,833,000

NET INCOME	$6,069,831	$4,344,866

EARNINGS PER SHARE
Basic	$0.21	$0.16

Diluted	$0.21	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Net income	$6,069,831	$4,344,866
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale and interest-only strip:
Unrealized holding (losses) gains on securities available for sale arising during period,

net of tax benefit of $222,217 for the three months ended March 31,2005 and
net of tax expense of $183,982 for the three months ended March 31, 2004	(306,872)	254,071
Unrealized holding gains (losses) on interest only strips arising during period, net of tax expense of $97,153 for the three months ended March 31, 2005 and
net of tax benefit of $14,222 for the three months ended March 31, 2004	134,164	(19,640)
Unrealized holding gains on interest of swap arising during period,
net of tax expense of $25,308 for the three months ended March 31, 2004		37,962
Other comprehensive income (expense), net of tax:	(172,708)	272,393

Comprehensive income	$5,897,123	$4,617,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,069,831	$4,344,866
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts	17,787	84,179
Depreciation of premises & equipment	224,606	185,972
Provision for losses on loans and loan commitments	500,000	896,711
Deferred tax provision (benefit)	10,752	23,956
Loss (gain) on disposition of bank premises, equipment and securities	902	(3,967)
Gain on sale of loans	(2,023,077)	(2,137,612)
Origination of loans held for sale	(29,660,698)	(16,648,064)
Tax benefit from exercise of stock options	1,724,074	8,288,040
Proceeds from sale of loans held for sale	39,335,780	21,238,998
Gain on sale of AFS securities		(4,420)
Loss on sale of other real estate owned	—	3,967
Change in cash surrender value of life insurance	(166,656)	(124,807)
Servicing assets capitalization	(537,275)	(451,054)
Servicing assets amortization	248,147	259,767
Increase in interest-only strip	(199,041)	(266,364)
Increase in accrued interest receivable	(763,618)	(335,213)
Increase in other assets	(980,046)	(6,811,142)
Dividends of FHLB Stock	—	(14,500)
Increase (decrease) in accrued interest payable	347,705	(51,166)
Increase (decrease) in other liabilities	1,431,642	(3,306,085)

Net cash provided by operating activities	15,580,815	5,172,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	(69)	98,917
Purchases of investment securities available for sale	(19,889,491)	(17,101,915)
Purchases of investment securities held to maturity	(1,999,000)	—
Proceeds from matured or called securities (AFS)	13,670,224	22,214,241
Proceeds from matured or called securities (HTM)	2,138,318	2,593,894
Net increase in loans receivable	(32,145,370)	(86,488,910)
Proceeds from sale of other loans	—	5,891,427
Proceeds from sale of other real estate owned	—	373,233
Purchases of premises and equipment	(1,674,602)	(87,785)
Purchase of FHLB stock	53,800	(490,500)

Net cash used in investing activities	(39,846,190)	(72,997,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,166,871	60,951,627
Increase in Federal Home Loan Bank borrowing	20,000,000	11,000,000
Increase in junior subordinated debentures	20,619,000	—
Proceeds from exercise of stock options	391,829	1,212,698

Net cash provided by financing activities	102,177,700	73,164,325

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	77,912,325	5,338,989

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903,163	112,486,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,815,488	$117,825,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,540,495	$3,599,138
Income taxes paid	$939,500	$2,100,000
NONCASH FINANCING ACTIVITIES
Cash dividend declared	$1,142,843
Transfer of loans to OREO	$308,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company.

Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the Securities and Exchange Commission, or the Commission. Although we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 13 full-service Bank branch offices in southern California and one branch office in Texas. We also have eight loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Oklahoma City, Seattle, San Antonio, Las Vegas, the San Jose area (Milpitas, California), Atlanta, Houston, and Denver.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company (the Bank for periods prior to August 25, 2004) and its wholly owned subsidiary. The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2005 and December 31, 2004, the related statements of operations and comprehensive income for the three months ended March 31, 2005 and 2004, and the statements of cash flows for the three months ended March 31, 2005 and 2004. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bank’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2004, unless otherwise noted.

Note 3. Earnings per Share

Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There was a two-for-one stock split of the Company’s common shares for the shareholders of record at the close of business on December 3, 2004, which was effective on December 14, 2004. All basic and diluted earnings per share in this report have been retroactively restated for the stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the specified periods.

	Three months ended March 31, 2005			Three months ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$6,069,831	28,423,693	$0.21	$4,344,866	26,475,744	$0.16
Effect of dilution	—	440,402	—	—	2,540,265	(0.01)
Diluted EPS	$6,069,831	28,864,095	$0.21	$4,344,866	29,016,009	$0.15

There were 130,600 anti-dilutive stock options outstanding for the three months ended March 31, 2005 for which the exercise price exceeded the average market price of the Company’s common stock during the period. No such options were outstanding for the three months ended March 31, 2004.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. At adoption and as of March 31, 2005, the Company does not have any intangible assets that will be subject to annual impairment testing in accordance with these Statements. The Company’s intangible assets that continue to be subject to amortization, loan servicing rights, were $4,663,103 and $3,473,670 (net of $1,450,567 and $1,161,723 accumulated amortization, respectively) as of March 31, 2005 and 2004, respectively. Amortization expense for intangible assets subject to amortization was $248,146 and $259,767 for the three months ended March 31, 2005 and 2004, respectively, and it is estimated that it will be approximately $636,000 annually for the next five fiscal years.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004
Business Segment	Banking Operations	TFS	SBA	Company	Banking Operations	TFS	SBA	Company

Net interest income	$10,141	$667	$2,832	$13,640	$6,466	$360	$2,279	$9,105
Less Provision for loan losses	631	(88)	(43)	500	1,008	10	(121)	897
Other operating income	2,141	398	2,397	4,936	2,269	420	2,382	5,071
Net revenue	11,651	1,153	5,272	18,076	7,727	770	4,782	13,279
Other operating expenses	6,501	205	1,133	7,839	5,060	154	887	6,101
Income(loss) before taxes	$5,150	$948	$4,139	$10,237	$2,667	$616	$3,895	$7,178
Business segment assets	$866,396	$43,270	$145,181	$1,054,847	$684,209	$33,744	$124,701	$842,654
Non-business segment assets				322,450				223,591
Total assets				$1,377,297				$1,066,245

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of March 31, 2005, 845,622 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted under the stock option plans expire not more than 10 years after the date of grant.

For the first three months of 2005, 173,600 shares in total were granted and no stock options were granted in the first three months of 2004. The average estimated fair values of options was $1.97.28. The fair value was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions - dividend yield of 1.16%, expected volatility of 24%, average expected life of 2 years and average risk-free interest rate of 2.72. Had compensation cost for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for the three months ended March 31 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income - as reported	$6,069,831	$4,344,866

Deduct: Total stock-based employee compensation expenses determined under fair value-based method for all awards - net of related tax effects	(21,349)	(36,443)
Pro forma net income	$6,048,482	$4,308,423
Earnings per share:
Basic - as reported	$0.21	$0.16
Basic - pro forma	$0.21	$0.16

Diluted - as reported	$0.21	$0.15
Diluted - pro forma	$0.21	$0.15

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. Commitments at March 31. 2005 are summarized as follows:

Commitments to extend credit	$86,284,000
Standby letters of credit	$3,391,000
Commercial letters of credit	$10,000,000

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. In September 2003, we entered into one interest rate swap agreement, under which we receive a fixed rate and pay a variable rate based on three-month LIBOR on the notional amount of $3 million. In January 2004, the swap arrangement was terminated without any gain or loss by mutual agreement between us and the brokerage company.

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

Note 8. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company thus is required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. In addition, the Company may apply “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123.

Note 9. Reclassifications

Certain reclassifications were made to the prior periods’ presentation to conform to the current year’s presentation.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three-month periods ended March 31, 2005 and 2004, respectively. All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q. Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004, including the following:

•	If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•	The holders of recently issued debentures have rights that are senior to those of our shareholders.

•	Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We may be unable to manage future growth.

•	Increases in our allowance for loan losses could materially adversely affect our earnings.

•	We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

•	Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	Additional shares of our Common Stock issued in the future could have a dilutive effect.

•	Shares of our preferred stock issued in the future could have dilutive and other effects.

•	We face substantial competition in our primary market area.

•	The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

•	The Company relies heavily on the payment of dividends from the Bank.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete.

•	We could be negatively impacted by downturns in the South Korean economy.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2004 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three months ended March 31, 2005 and 2004. All per share amounts have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operations results of the interim periods are not necessarily indicative of our future operating results.

(Dollars in thousands, except per share data)
As of and for the Three Months Ended	March 31, 2005	March 31, 2004
Net income	$6,070	$4,345
Net income per share, basic	0.21	0.16
Net income per share, diluted	0.21	0.15
Net interest income	13,640	9,105
Average balances:
Assets	1,298,900	987,768
Cash and cash equivalents	120,167	92,461
Investment debt securities	104,605	79,041
Net loans	1,026,188	777,503
Total deposits	1,105,393	853,018
Shareholders’ equity	92,349	63,260
Performance Ratios:
Annualized return on average assets	1.87%	1.76%
Annualized return on average equity	26.29%	27.47%
Net interest margin	4.54%	4.03%
Efficiency ratio[1] .	42.20%	43.04%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.81%	7.33%
Tier 1 capital to risk-weighted assets	11.74%	8.32%
Total capital to risk-weighted assets	14.08%	12.39%

Period-end balances as of:	March 31, 2005	December 31, 2004	March 31, 2004
Total assets	$1,377,297	$1,265,641	$1,066,245
Investment securities	120,508	104,975	81,075
Total loans, net of unearned income	1,044,964	1,020,723	835,156
Total deposits	1,159,872	1,098,973	917,454
Subordinated Debenture	46,083	25,464	25,464
FHLB borrowings	61,000	41,000	40,000
Shareholders’ equity	95,178	88,307	72,859
Asset Quality Ratios:
Net (recoveries) charge-off to average total loans for the quarter	(0.01)%	0.05%	0.00%
Nonperforming loans to total loans	0.21%	0.26%	0.44%
Nonperforming assets to total loans and other real estate owned	0.24%	0.26%	0.44%
Allowance for loan losses to total loans	1.12%	1.09%	1.14%
Allowance for loan losses to nonperforming loans	521%	412%	256%

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

____________________

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

At March 31, 2005, we had approximately $1.38 billion in assets, $1.04 billion in total loans, and $1.16 billion in deposits.

We also have expanded and diversified our business growth by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 14 branch offices and eight loan production offices. In the first quarter of 2005, we opened three loan production offices in Atlanta, Georgia, Houston, Texas and the Denver area (Aurora, Colorado). In 2004, we converted the loan production office in Dallas, Texas into a branch office. We also opened two branch offices in downtown Los Angeles and the City of Buena Park, California, and three loan production offices in Oklahoma City, Oklahoma, Las Vegas, Nevada and San Antonio, Texas. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

The Bank issued a $10 million Junior Subordinated Debenture in December 2002 and subsequently in March 2005 and December 2003, we issued additional Junior Subordinated Debentures in an amount of $20.619 million and $15.464 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I and Wilshire Statutory Trust II), our wholly owned subsidiaries, which in turn issued the trust preferred securities of $20 million and $15 million, respectively. We believe that the supplemental capital raised in connection with the issuance of these debentures and trust preferred securities allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

First Quarter 2005 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the first quarter of 2005:

•	our total assets grew to $1.38 billion at the end of the first quarter of 2005, or an increase of 8.8% from $1.27 billion at the end of 2004.

•	our total deposits grew to $1.16 billion at the end of the first quarter of 2005, or an increase of 5.5% from $1.10 billion at the end of 2004.

•	our total loans grew to $1.04 billion at the end of the first quarter of 2005, or an increase of 2.37% from $1.02 billion at the end of 2004.

•	our ratio of total non-performing loans to total loans improved to 0.21% at the end of the first quarter of 2005 from 0.26% at the end of 2004.

•
total noninterest income decreased to $4.9 million in the first quarter of 2005, or a decrease of 2.7% from $5.1 million in the first quarter of 2004. Such decrease was primarily attributable to the fact that we had no sales of unguaranteed SBA loans in the first quarter of 2005, compared to a gain of $596,000 on such sales in the first quarter of 2004.

•
total noninterest expense increased from $6.1 million in the first quarter of 2004 to $7.8 million in the first quarter of 2005, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 0.60% in the first quarter of 2005 from 0.62% in the first quarter of 2004. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 43.04% in the first quarter of 2004 to 42.20% in the first quarter of 2005.

These items, as well as other factors, contributed to the increase in net income for the first quarter of 2005 to $6.1 million or $0.21 per diluted common share, from $4.3 million, or $0.15 per diluted common share, in the first quarter of 2004 and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2005 Outlook

As we look ahead to the remainder of 2005, we anticipate continued good financial performance. We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. Further, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target marketing efforts in these areas.

We intend to continue our focus on loan and deposit growth and managing our net interest margin, while attempting to control expenses and credit losses to achieve our net income and other objectives. We will continue to strive to be more efficient and focus on controlling the growth of other operating expenses so that they grow more slowly than our business.

Although interest rates decreased in 2003, 2002 and 2001, compressing our interest margins, we continued to exhibit growth in net interest income. As interest rates increased in 2004, our yield on earning assets increased. Should interest rates increase further, our yield on earnings assets will likely increase further although we cannot be certain as to the extent of such increases, if any. If interest rates continue to increase, we will decide whether to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in certain marketing activation programs to attempt to achieve a desirable net interest margin. Any increases in the rates we charge on our borrowing customers could have an adverse effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are improving from the downturn experienced in the past few years.

Finally, we completed the reorganization into a holding company structure during the third quarter of 2004. In the reorganization, each of the Bank’s outstanding shares of common stock were converted into an equal number of shares of common stock in the Company, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating within a holding company structure will, among other things:

•	allow us to use the portion of proceeds from the issuance of our trust preferred securities as Tier 1 capital (within regulatory guidelines).

•	provide greater operating flexibility;

•	facilitate the acquisition of related businesses as opportunities arise;

•	improve our ability to diversify;

•	enhance our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and

•	enhance our ability to raise capital to support growth.

For the remainder of 2005, management will be focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the results of the first quarter of 2005, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and mortgage servicing assets related to the sales of Small Business Administration loans, and the treatment and valuation of stock-based compensation. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimation necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

Our significant accounting policies are described in greater detailed in our 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements-”Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2005.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board (“FRB”).

Average interest-earning assets increased by 33.1% to $1.20 billion in the first quarter of 2005, as compared with $903.1 million in the same quarter of 2004.  Average net loans also increased by 32.0% to $1.03 billion in the first quarter of 2005, as compared with $777.5 million in the same quarter of 2004. The FRB has raised the Fed Fund target rate by an aggregate of 175 basis points since June 2004, giving us additional benefits on yields on our earning assets, most of which bear variable interest rates. The average yields on interest-earning assets increased to 6.50% for the first quarter of 2005, as compared with 5.60% for the prior year’s same period. This increase of interest-earning assets and their yields significantly increased our total interest income by 54.3% to $19.5 million for the first quarter of 2005, as compared with $12.7 million for the prior year’s same period.

Average interest-bearing liabilities increased by 35.8% to $929.9 million in the first quarter of 2005, as compared with $684.8 million in the same quarter of 2004. Our average interest-bearing deposit portfolio also increased by 34.9% to $842.2 million in the first quarter of 2005, as compared with $624.6 million in the same quarter of 2004. We also increased other borrowings over the last 12 months (see “Deposits and Other Sources of Funds” below). Due to the volume increase of interest-bearing liabilities together with the rate increase, total interest expense increased by $2.3 million to $5.9 million for the first quarter of 2005, as compared with $3.5 million for the prior year’s same period. Due to the increase in interest-bearing liabilities and overall fund cost, the average interest rate we paid for interest-bearing liabilities for the first quarter of 2005 increased to 2.53% from 2.07% in the same quarter a year ago.

Since June 30, 2004, the FRB raised its overnight lending rate seven times by an aggregate 175 basis points to 2.75%. The Wall Street Journal Prime Rate was correspondingly increased to 5.75%. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest income because more earning assets were immediately re-priced than interest-bearing deposits. Although we price deposits competitively with the goal to continue to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The combined result of our growth and the interest rate increases was an increase in net interest income. Net interest income increased by $4.5 million (49.8%) to $13.6 million in the first quarter of 2005 from $9.1 million in the same quarter a year ago. Due mainly to the positive impact of FRB’s rate increases on our asset-sensitive position, our net interest margin significantly increased to 4.54% for the first quarter of 2005, as compared with 4.03% for the prior year’s same period. The net interest spread also improved in the first quarter of 2005 to 3.97% from 3.53% for the prior year’s same period.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

		For the Quarter Ended March 31,
		2005			2004
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,026,188	$18,230	7.11%	$777,503	$11,848	6.10%
Securities of U.S. government agencies	99,767	814	3.26%	63,135	471	2.99%
Other investment securities	4,838	58	4.82%	15,906	205	5.17%
Overnight Investments	66,848	406	2.43%	42,744	115	1.07%
Money Market Preferred Securities	3,911	20	2.08%	3,648	13	1.39%
Interest-earning deposits	2	0	0.00%	146	1	2.56%
Total interest-earning assets	1,201,554	19,528	6.50%	903,082	12,653	5.60%
Cash and due from banks	53,319			49,717
Other assets	44,027			34,969
Total assets	$1,298,900			$987,768
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$218,640	$1,113	2.04%	$148,885	$643	1.73%
Super NOW deposits	21,204	40	0.75%	19,582	37	0.75%
Savings deposits	23,753	43	0.73%	26,452	49	0.74%
Time certificates of deposit in denominations of $100,000 or more	466,728	3,188	2.73%	317,431	1,771	2.23%
Other time deposits	111,900	726	2.60%	112,203	681	2.43%
Other borrowings	87,678	778	3.55%	60,244	367	2.44%
Total interest-bearing liabilities	929,903	5,888	2.53%	684,797	3,548	2.07%
Demand deposits	263,167			228,465
Other liabilities	13,481			11,246
Shareholders’ equity	92,349			63,260
Total liabilities and shareholders’ equity	$1,298,900			$987,768
Net interest income		$13,640			$9,105
Net interest spread[2]			3.97%			3.53%
Net interest margin[3]			4.54%			4.03%

_______________
(1) Loan fees have been included in the calculation of interest income. Loan fees were approximately $945,000 and $847,000 for the quarters ended March 31, 2005 and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.
(2) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3) Represents net interest income as a percentage of average interest-earning assets.

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

Rate/Volume Analysis of Net Interest Income

	For the Quarter Ended March 31, 2005 vs. 2004
(Dollars in Thousands)	Increase (Decrease) Due to Change In
	Volume	Rate	Total
Interest income:
Net loans[1]	$4,203	$2,179	$6,382
Securities of U.S. government agencies	295	47	342
Other investment securities	(134)	(13)	(147)
Overnight Investments	90	201	291
Money Market Preferred Securities	1	6	7
Interest-earning deposits	(1)	1	—
Total interest income	4,454	2,421	6,875

Interest expense:
Money market deposits	$340	$130	$470
Super NOW deposits	3	—	3
Savings deposits	(5)	(1)	(6)
Time certificates of deposit in denominations of $100,000 or more	959	458	1,417
Other time deposits	(2)	47	45
Other borrowings	205	206	411
Total interest expense	1,500	840	2,340

Change in net interest income	$2,954	$1,581	$4,535

_______________

(1)    Loan fees have been included in the calculation of interest income. Loan fees were approximately $945,000 and $847,000 for the quarters ended March 31, 2005 and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not made only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which is presented as a component of other liabilities.

Even though the economy displayed improvement in 2004, management continued to respond to potential loan losses proactively by identifying problem loans in a timely manner and by taking immediate actions and successfully curbed the increase of the level of non-performing assets (see “nonperforming assets” below for further discussion) and controlled net charge-offs. The provision for loan losses was $500,000 and $897,000 in the first quarter of 2005 and 2004, respectively. In the first quarter of 2004 we started to apply the higher calculated loss migration ratio for the off-balance-sheet item reserve calculation. Such change required us to provide additional provision in the first quarter of 2004 for the off-balance-sheet item. As a result, we provided a $427,000 provision for the credit risk of off-balance sheet items in the first quarter of 2004, as compared with the reversal of $2,000 for the first quarter of 2005. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income slightly decreased to $4.9 million in the first quarter of 2005, as compared with $5.1 million in the same period of 2004, representing a decrease of 2.7% during the comparable periods. Noninterest income as a percentage of average assets decreased to 0.38% in the first quarter of 2005 from 0.51% in the same period of 2004. These decreases were primarily due to the decrease in gains from loan sales discussed below. We currently earn non-interest income from various sources, including an income stream provided by the bank owned life insurance in the form of an increase in cash surrender value and gain on sale of mortgage loans.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For the Quarter Ended March 31,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans	$2,023	41.0%	$2,138	42.2%
Service charges on deposit accounts	1,720	34.9%	1,823	35.9%
Loan related servicing income	658	13.3%	505	10.0%
Loan referral fee income	101	2.0%	72	1.4%
Loan packaging fee	66	1.3%	122	2.4%
Income from other earning Assets	127	2.6%	157	3.1%
Other income	241	4.9%	254	5.0%
Total	$4,936	100.0%	$5,071	100.0%
Average assets	$1,298,900		$987,768
Noninterest income as a % of average assets		0.38%		0.51%

Our largest noninterest income source for the first quarter of 2005 is the gain on the sale of loans, representing approximately 41% of our total noninterest income. Income in this category was mainly derived from the sale of the guaranteed portion of SBA loans to government securities secondary markets. Income in this category also includes the sales gains of residential mortgage loans and unguaranteed portions of SBA loans. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sales of residential mortgage loans became a stable noninterest income source and such gain was $107,000 and $109,000 in the first quarter of 2005 and 2004, respectively. However, the gain on sales of the unguaranteed portion of SBA loans, the third source in this category, is not considered stable and recurring and we had no such sales in the first quarter of 2005, as compared with realized gain of $596,000 for the prior year’s same period. In the first quarter of 2005, an increase of $500,000 in the gain on sales of the guaranteed portion of SBA loans ($1.9 million in the first quarter of 2005 as compared with $1.4 million in the first quarter of 2004) offset most of the decrease in gains from the sale of unguaranteed SBA loans. The combined gain on the sale of loans was $2.0 million and $2.1 million in the first quarters of 2005 and 2004, respectively.

Our second largest noninterest income source is service charge income on deposit accounts, representing 34.9% and 35.9% of total noninterest income in the first quarter of 2005 and 2004, respectively. This income source slightly decreased from $1.8 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005, despite the increase in our number of transactional accounts. Such decrease was due primarily to our efforts to comply with the Bank Secrecy Act and protect us from the potential loss. For such purposes, we imposed more rigid requirements on money service business (“MSB”) accounts and more closely monitored their transactions. As a result, the number of MSB accounts was reduced and fee income therefrom was also reduced. We constantly review service charge rates and the manager’s authority to waive them to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income is loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold, and increased to $658,000 in the first quarter of 2005 from $505,000 for the prior year’s same period. Such increase was mainly caused by the growth of our servicing loan portfolio ($252.5 million and $191.0 million at the end of first quarter of 2005 and 2004, respectively). After the restructure of our SBA department into a marketing-oriented one, we continued to increase SBA loan production level and accordingly the SBA loans we serviced after their sales.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income was $101,000 in the first quarter of 2005 and $72,000 in the same period of 2004, representing 2.0% and 1.4% of total noninterest income in the first quarter of 2005 and 2004, respectively. We cannot assure you that this source of revenue will continue to increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue. Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of bank owned life insurance. Such income often fluctuates depending on the timing of the payment of stock dividend on FHLB stock and was $127,000 and $157,000 for the first quarter of 2005 and 2004, respectively. Other income represents income from miscellaneous sources, such as gain on sale of investment securities and the excess of insurance proceeds over the carrying value of an insured loss. Other income slightly decreased to $241,000 in the first quarter of 2005 from $254,000 in the first quarter of 2004, due mainly to the insurance proceeds of $25,000 we collected in the first quarter of 2004 on the operation loss we expensed in 2003.

Noninterest Expense

Total noninterest expense increased to $7.8 million in the first quarter of 2005 from $6.1 million in the same period of 2004. This increase can be attributed to the expanded personnel and premises associated with our business growth, including the recent openings of new offices, and departments such as Auto Loan Center and Home Loan Center. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased slightly to 0.38% in the first quarter of 2005 from 0.51% in the same period of 2004. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the decrease in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 43.0% in the first quarter of 2004 to 42.2% in the same period of 2005.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended March 31,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$4,375	55.8%	$3,443	56.5%
Occupancy and equipment	833	10.6%	609	10.0%
Data processing	415	5.3%	369	6.1%
Loan referral fee	263	3.3%	290	4.7%
Professional fees	446	5.7%	244	4.0%
Directors’ fees	123	1.6%	104	1.7%
Office supplies	108	1.4%	112	1.8%
Advertising and promotional expenses	246	3.1%	124	2.0%
Communications	93	1.2%	82	1.3%
Deposit insurance premium	37	0.5%	30	0.5%
Outsourced service for customer	322	4.1%	305	5.0%
Investor relation expenses	155	2.0%	50	0.8%
Other	423	5.4%	340	5.6%
Total	$7,839	100.0%	$6,102	100.0%
Average assets	$1,298,900		$987,768
Noninterest expenses as a % of average assets		0.60%		0.62%

Salaries and employee benefits increased by 27.1% to $4.4 million or 55.8% of total noninterest expenses in the first quarters of 2005, as compared with $3.4 million, or 56.4% for the prior year’s same quarter. Such increase was the result of our new office openings and significant asset growth in the past 12 months. Our efforts to promote efficient operations limited the increase of these expenses lower than the growth rate of quarterly average-assets (31.5%) between those two periods in comparison. The number of full-time equivalent employees was 247 as of March 31, 2005, compared with 224 as of March 31, 2004 and assets per employee increased to $5.6 million at March 31, 2005 from $4.8 million at March 31, 2004.

Occupancy and equipment expenses totaled $833,000 and $609,000, or 10.6% and 10.0% of total noninterest expenses, in the first quarters of 2005 and 2004, respectively. This increase was attributable primarily to the expansion of our office network.

Data processing expenses were $415,000 and $369,000, or 5.3% and 6.1% of total noninterest expenses in the first quarters of 2005 and 2004, respectively. The increase was caused by the growth of our business, but far lower than the growth rate of quarterly average-assets (31.5%) between those two periods in comparison.

Loan referral fees generally are paid to brokers who refer loans to us. These loans are SBA loans in most cases, although we recently began paying referral fees for qualified commercial loans. These referral fees decreased from $290,000 in the first quarter of 2004 to $263,000 in the same period of 2005, despite the SBA loan production level being comparable between two periods. Such decrease was mainly the result of the fact that more SBA loans in the first quarter of 2005 were referred from outside of Los Angeles. We pay a higher referral fee for loan referrals in Los Angeles because of more competition in such area.

Professional fees were $446,000 and $244,000, or 5.7% and 4.0% of total noninterest expenses, in the first quarters of 2005 and 2004, respectively. These increases were attributable to our efforts to comply with the additional legal and accounting requirements imposed on us by the Sarbanes-Oxley Act and the formation of the bank holding company. We expect that expenditures in this area will continue to be significant, as we address the enhanced SEC regulations and Nasdaq corporate governance requirements.

Advertising and promotional expense significantly increased from $124,000 in the first quarter of 2004 to $246,000 in the same period of 2005. This increase can be attributed to the expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices and departments and for new products like residential mortgage loans.

Outsourced service costs for customers are paid to outside parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. These expenses increased from $305,000 in the first quarter of 2004 to $322,000 in the same period of 2005. Such increases were mainly the result of an increase in depositors demanding such services, such as escrow accounts or brokerage accounts.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as Nasdaq listing fees, fees to an outside investor relations company and to various promotional material costs. These expenses have increased significantly from $50,000 in the first quarter of 2004 to $155,000 in the same period of 2005. Such increases were mainly the result of increased activities in this area in addition to the increase in the number of shareholders.

Noninterest expenses other than the categories specifically addressed above, such as office supplies and communication expenses, increased by $116,000, or 17.4%, to $784,000 in the first quarter of 2005 from $668,000 in the first quarter of 2004. Such increase was due mainly to the normal increase following our business growth, which was far lower than the 31.5% increase in the growth rate of quarterly average-assets between two periods in comparison.

Generally, noninterest expense has increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the quarter ended March 31, 2005, we made a provision for income taxes of $4.2 million on pretax net income of $10.2 million, representing an effective tax rate of 40.7%, as compared with a provision for income taxes of $2.8 million on pretax net income of $7.2 million, representing an effective tax rate of 39.5% for the same period of 2004.

The effective tax rates in the first quarter of 2005 were reasonably consistent with those for the prior year’s same quarter. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone (“EZ”) and our ownership of bank owned life insurances and Low Income Housing Tax Credit Funds (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At March 31, 2005 and December 31, 2004 we had net deferred tax assets of $5.0 million and $4.8 million, respectively.

We believe that we have adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. In March 2005, we prepaid $515,000 to the California Franchise Tax Board for unresolved tax matters in order to avoid the new potential penalty imposed by the State of California for any tax balances owed for years prior to 2003. Such prepayment was made from the reserve we previously accrued, the balance of which was $532,000 at December 31, 2004. Based upon a consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a material adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $24.2 million, or 2.4%, to $1.04 billion at March 31, 2005, as compared with $1.02 billion at December 31, 2004. Total loans net of unearned income as a percentage of total assets as of March 31, 2005 and December 31, 2004 were 75.9% and 80.6%, respectively.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	March 31, 2005	December 31, 2004
Construction	$5,493	$6,972
Real estate secured	871,226	858,998
Commercial and industrial	144,481	135,943
Consumer	23,764	18,810
Total loans, net of unearned income	$1,044,964	$1,020,723
Participation loans sold and serviced by the Company	$252,468	$235,534
Construction	0.5%	0.7%
Real estate secured	83.4%	84.2%
Commercial and industrial	13.8%	13.3%
Consumer	2.3%	1.8%
Total loans, net of unearned income	100.0%	100.0%

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC in 1993. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $871.2 million and $859.0 million as of March 31, 2005 and December 31, 2004, respectively. The robust California real estate market in the last few years and our increased involvement in the residential mortgage loan market have increased the composition of real estate secured loans. Total loans and real estate secured loans as a percentage of total loans were 83.4% and 84.2% at March 31, 2005 and December 31, 2004, respectively.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at March 31, 2005 slightly increased to $144.5 million, as compared with $135.9 million at December 31, 2004. Commercial and industrial loans as a percentage of total loans slightly increased to 13.8% at March 31, 2005, from 13.3% at December 31, 2004. Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans increased from $18.8 million at December 31, 2004 to $23.8 million at March 31, 2005. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department in the Commercial Loan Center and appointed a construction loan specialist as its manager. We expect to expand our construction loans with the specialized capacity under the guidance of the Commercial Loan Center.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of March 31, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $6.4 million, and includes unearned income and deferred fees totaling $9.9 million at March 31, 2005:

Loan Maturities and Repricing Schedule

	At March 31, 2005,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$5,493	$—	$—	$5,493
Real estate secured	797,968	18,767	51,328	868,063
Commercial and industrial	150,929	127	92	151,148
Consumer	9,137	14,586	6	23,729
Total loans, net of unearned income	$963,527	$33,480	$51,426	$1,048,433
Loans with variable (floating) interest rates	$941,395	$—	$—	$941,395
Loans with predetermined (fixed) interest rates	$22,132	$33,480	$51,426	$107,038

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

Despite the recent economic downturn and the significant growth of our loan portfolio, management’s continued emphasis on asset quality control has reduced the level of nonperforming loans. Our nonperforming loans decreased to $2.2 million or 0.21% of total loans, compared to $2.7 million, or 0.26% at the end of 2004 and $3.7 million, or 0.44%, at the end of the first quarter of 2004.

As of March 31, 2005, we possessed one OREO, a $308,000 commercial property, which subsequently sold in April 2005 at a small loss. Together with our OREO, the ratio of nonperforming assets as a percentage of total loans and OREO improved to 0.24% at March 31, 2005, as compared with 0.26% at the end of 2004 and 0.44% at the end of the first quarter of 2004.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans:[1].
Real estate secured	$1,767	$2,242	$3,065
Commercial and industrial	375	401	480
Consumer	—	—	—
Total	2,142	2,643	3,545
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	—	—	—
Real estate secured	—	—	44
Commercial and industrial	15	—	55
Consumer	81	42	46
Total	96	42	145
Restructured loans:[2,3]
Real estate secured	—	—	—
Commercial and industrial	—	14	21
Consumer	—	—	—
Total	—	14	21
Total nonperforming loans	2,238	2,699	3,711
Other real estate owned	308	—	—
Total nonperforming assets	$2,546	$2,699	$3,711

Nonperforming loans as a percentage of total loans	0.21%	0.26%	0.44%

Nonperforming assets as a percentage of total loans and other real estate owned	0.24%	0.26%	0.44%
Allowance for loan losses as a percentage of nonperforming loans	521.38%	411.63%	255.64%
____________________

1 During the three months ended March 31, 2005, no interest income related to these loans was included in net income. Additional interest income of approximately $105,000 would have been recorded during the three months ended March 31, 2005, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2005 or, if not outstanding throughout the three months ended March 31, 2005, since origination.
2 A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
3During the three months ended March 31, 2004, additional interest income of $2,000 would be recognized during the three months ended March 31, 2004, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2004.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of March 31, 2005. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of March 31, 2005, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off—balance sheet items, such as commitment to extend credits or letters of credit. The charges made for outstanding loan portfolio was credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which is presented as a component of other liability. The rapid growth of our loan portfolio has required more reserves for possible loan losses. The provision for loan losses is discussed in the section entitled “Provision for Loan Losses” above.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in thousands)

As of and for the quarter ended	March 31, 2005	December 31, 2004	March 31, 2004
Balances:
Average total loans outstanding during period	$1,037,623	$989,549	$786,937
Total loans (net of unearned income)	$1,044,964	$1,020,723	$835,156
Allowance for loan losses:
Balances at beginning of period	$11,111	$11,131	$9,011
Actual charge-offs:
Real estate secured	24	—	—
Commercial and industrial	48	601	7
Consumer	—	58	32
Total charge-offs	72	659	39
Recoveries on loans previously charged off:
Real estate secured	1	—	—
Commercial and industrial	126	174	39
Consumer	1	18	7
Total recoveries	128	192	46
Net loan charge-offs (recoveries)	(56)	467	(7)
Provision for loan losses Less: Provision for losses in off-balance sheet items	500 (2)	550 103	896 427
Balances at end of period	$11,669	$11,111	$9,487
Ratios:
Net loan charge-offs to average total loans	-0.01%	0.05%	0.00%
Allowance for loan losses to total loans at period-end	1.12%	1.09%	1.14%
Net loan charge-offs to allowance for loan losses	-0.48%	4.20%	-0.07%
Net loan charge-offs to provision for loan losses	-11.20%	84.91%	-0.78%

The allowance for loan losses slightly increased by 5.02%, or $502,000, to $11.7 million at March 31, 2005, as compared with $11.1 million at December 31, 2004, which increased from $9.5 million at March 31, 2004. Although management believes the allowance, at March 31, 2005, was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. Management’s continued emphasis on asset quality control has maintained the lower level of net loan charge-offs and resulted in a net recovery of $56,000 in the first quarter of 2005, as compared with a $467,000 net charge-off in the previous quarter and $7,000 net recovery in the first quarter of 2004.

As of March 31, 2005 and December 31, 2004, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of:	As of:
	March 31, 2005	December 31, 2004
Specific review of individual loans	$450,146	$541,260
Review of pools of loans with similar characteristics	9,428,448	8,954,465
Judgmental estimate based on various subjective factors	1,790,496	1,615,367
Total allowance for loan losses	$11,669,090	$11,111,092

The table below summarizes, for the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan at the end of each period:

	Distribution and Percentage Composition of Allowance for Loan Losses (Dollars in thousands)
Balance as of	March 31, 2005			December 31, 2004
	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction loans	$55	$5,493	1.00%	$66	$6,972	0.95%
Real estate secured	$8,508	$871,226	0.98%	$8,081	$858,998	0.94%
Commercial and industrial	$2,939	$144,481	2.03%	$2,796	$135,943	2.06%
Consumer	$168	$23,764	0.71%	$168	$18,810	0.89%
Total Allowance	$11,669	$1,044,964	1.12%	$11,111	$1,020,723	1.09%

  Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments as of March 31, 2005:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$32,286	$31,383	$—	$—	$63,669
Junior subordinated debenture	2,487	4,809	2,533	46,083	55,912
Operating leases	1,477	2,394	1,791	2,892	8,554
Time deposits	596,491	26,801	129	20	623,441
Total	$632,741	$65,387	$4,453	$48,995	$751,576

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2005 and December 31, 2004, we had commitments to extend credit of $86.3 million and $69.5 million, respectively. Obligations under standby letters of credit were $3.4 million and $2.8 million at March 31, 2005 and December 31, 2004, respectively, and the obligations under commercial letters of credit were $10.0 million and $9.3 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2005 and December 31, 2004, we had $125 million and $45 million, respectively, in federal funds sold and repurchase agreements, and $3,000 at each of March 31, 2005 and December 31, 2004 in interest bearing deposits in other financial institutions.

Real Estate Investment Trust

On April 1, 2003, we established the Wilshire Capital Trust, a Maryland real estate investment trust, for the primary purpose of investing in our real estate related assets, and to enhance and strengthen our capital position, increase our earnings, and realize certain tax benefits. We initially funded the trust with the contribution of $180 million in real estate-secured loans. As of December 31, 2003, our trust had assets of approximately $185 million. The formation and capitalization of our real estate investment trust has had no substantial impact on our estimated tax accruals, since we determined not to recognize the proposed tax savings until realized.

In December 2003, the State of California Franchise Tax Board clarified its position and management believes that the proposed tax benefits through our subsidiary trust are no longer realizable in the future. Responding to this change, we dissolved the trust in March 2004. The dissolution of our trust did not or will not have a material impact on our existing or future operations.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At March 31, 2005 and December 31, 2004, we had $0 and $10 million, respectively, in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of March 31, 2005		As of December 31, 2004

	Amortized Cost	Market Value	Amortized Cost	Market Value

Held to Maturity:
Securities of government sponsored enterprises	$25,979	$25,692	$28,073	$27,976
Collateralized mortgage obligation.	341	323	379	371
Municipal securities	2,809	2,804	810	814
Corporate securities	—	—	—	—

Available-for-Sale:
Securities of government sponsored enterprises	54,812	54,241	39,945	39,732
Mortgage backed securities	33,508	33,227	32,183	32,031
Corporate Securities	3,996	3,910	3,994	3,950
Money market preferred stock	—	—	10,000	10,000

Total investment securities	$121,445	$120,197	$115,384	$114,874

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at March 31, 2005:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$8,000	2.84%	$17,979	3.27%	—	—	—	—	$25,979	3.14%
Collateralized mortgage obligation.	—	—	341	3.95%	—	—	—	—	341	3.95%
Municipal securities	—	—	2,809	4.08%	—	—	—	—	2,809	4.08%
Corporate securities	—	—	—	—	—	—	—	—	—	—

Available-for-sale:
Securities of government sponsored enterprises	7,944	2.97%	46,297	3.49%	—	—	—	—	54,241	3.41%
Mortgage backed securities	13,422	3.31%	19,805	3.90%	—	—	—	—	33,227	3.66%
Corporate securities	—	—	988	4.20%	1,924	4.46%	998	6.71%	3,910	4.97%

Total investment securities	$29,366	3.09%	$88,219	3.56%	$1,924	4.46%	$998	6.71%	$120,507	3.49%

Our investment securities holdings increased by $5.5 million, or 4.8%, to $120.5 million at March 31, 2005, compared to holdings of $115.0 million at December 31, 2004. Total investment securities as a percentage of total assets were 8.7% and 9.1% at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, investment securities having a carrying value of $92.9 million were pledged to secure certain deposits.

As of March 31, 2005, held-to-maturity securities, which are carried at their amortized costs, decreased to $29.1 million from $29.3 million at December 31, 2004. Available-for-sale securities, which are stated at their fair market values, increased to $91.4 million at March 31, 2005 from $85.7 million at December 31, 2004. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

As of March 31, 2005	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$64,159	$(760)	$3,892	$(108)	$68,051	$(868)
Collateralized mortgage obligation	1,591	(50)	2,607	(113)	4,198	(163)
Mortgage backed securities	13,067	(202)	2,267	(25)	15,334	(227)
Municipal securities	805	(5)	—	—	805	(5)
Corporate securities	3,910	(86)	—	—	3,910	(86)
	$83,532	$(1,103)	$8,766	$(246)	$92,298	$(1,349)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2005, management believes the impairments detailed in the table above are temporary, and no impairment loss has been realized in our consolidated statement of operations.

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

We also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over the next two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following this two to three year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of March 31, 2005 and December 31, 2004 were as follows:

Type	Balance as of March 31, 2005	Balance as of December 31, 2004
BOLI	$11,703,000	$11,536,000
LIHTCF	$1,740,000	$1,784,000
Federal Home Loan Bank Stock	$4,318,000	$4,372,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at March 31, 2005 and December 31, 2004, were $1.16 billion and $1.10 billion, respectively, representing an increase of $61.2 million, or 5.6% in the first quarter of 2005.

Due to the heightend competition for core deposits, our time deposit reliance level increased and the percentage of the average time deposit over the average total deposit in the first quarter of 2005 was increased to 52.3% from 50.4% for the prior year’s same quarter. The average time deposits for the quarter ended March 31, 2005 increased by $149.0 million or 34.7% to $578.6 million from $429.6 million a year ago, while the average total deposits for the quarter ended March 31, 2005 increased by $252.4 million or 29.6% to $1,105.4 million for the quarter ended March 31, 2005 from $853.0 million a year ago

The average rate paid on time deposits in denominations of $100,000 or more for first quarter of 2005 increased to 2.73%, as compared with 2.23% of same period of prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

For the quarters ended:	March 31, 2005		December 31, 2004		March 31,2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, noninterest-bearing	$263,168		$268,559		$228,465
Money market	218,640	2.04%	212,207	1.87%	148,885	1.73%
Super NOW	21,204	0.75%	22,877	0.77%	19,582	0.75%
Savings	23,753	0.73%	23,913	0.75%	26,452	0.74%
Time certificates of deposit in denominations of $100,000 or more	466,728	2.73%	425,900	2.33%	317,431	2.23%
Other time deposits	111,900	2.60%	118,296	2.54%	112,203	2.43%
Total deposits	$1,105,393	1.85%	$1,071,752	1.59%	$853,018	1.49%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2005 are, as follows:

Maturities of Time Deposits of $100,000 or More, at March 31, 2005

(Dollars in Thousands)

Three months or less	$220,793
Over three months through six months	148,854
Over six months through twelve months	120,933
Over twelve months	2,236
Total	$492,816

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits at March 31, 2005 and December 31, 2004.

In order to take advantage of historically low fund costs, we also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth in the past few years. The broker deposits have grown to $47.3 million at December 31, 2004 from $4.2 million at the end of 2001, but we controlled their growth and reduced these deposits to $43.4 million at March 31, 2005 in order to limit our reliance on non-core funding source. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, management closely monitors fund growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

For the Quarter ended	March 31, 2005	December 31, 2004
Balance at quarter-end	$61,000,000	$41,000,000
Average balance during the quarter	$58,555,556	$41,184,783
Maximum amount outstanding at any month-end	$61,000,000	$41,000,000
Average interest rate during the quarter	2.82%	2.05%
Average interest rate at quarter-end	2.84%	2.08%

Junior Subordinated Debentures; Trust Preferred Securities

The Bank issued a $10 million Junior Subordinated Debenture in December 2002 and subsequently in March 2005 and December 2003, we issued additional Junior Subordinated Debentures in an amount of $20.619 million and $15.464 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I and Wilshire Statutory Trust II), our wholly owned subsidiaries, which in turn issued the trust preferred securities of $20 million and $15 million, respectively.

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 6.19% at March 31, 2005, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company-level capital purposes under current Federal Reserve Board capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, the Company initially was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. In turn and prior to the completion of the August 2004 bank holding company reorganization, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of $15.464 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 5.88% at March 31, 2005, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($619,000) and issued the 2005 Junior Subordinated Debenture (the “2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s 2005 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the 2005 debenture and related trust preferred securities was 4.76% at March 31, 2005, which adjusts quarterly to the three-month LIBOR plus 1.79%. The 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the 2005 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company. The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

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

The final rule provides a transition period for bank holding companies to come into compliance with these new capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies will have until March 31, 2009 (an extension of the March 31, 2007 transition period under the proposed rule) to come into compliance with the final rule’s capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limited of the final rule.

Under the final rule, as of March 31, 2005, Wilshire Bancorp would have been able to count $31.9 million of total trust preferred securities as Tier 1 capital, leaving $3.1 million as Tier 2 capital.

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See further discussion on these risks on “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at March 31, 2005 and December 31, 2004 totaled approximately $281.7 million and $205.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 20.4% and 16.3% at March 31, 2005 and December 31, 2004, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of March 31, 2005, our borrowing capacity from the FHLB was about $309 million and the outstanding balance was $61 million, or approximately 20% of our borrowing capacity. We also maintain a guideline to purchase up to $10 million in federal funds with Union Bank of California.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial statements and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See PART I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2004 for exact definitions and regulatory capital requirements.)

At March 31, 2005, total shareholders’ equity increased to $95.2 million from $88.3 million at December 31, 2004, representing an increase of $6.9 million, primarily from internally generated operating income ($6.1 million), increased by stock option exercises ($392,000 proceeds from stock option exercises and the $ 1.7 million tax benefits therefrom) and decreased by the cash dividend of $1.1 million, which was declared during the first quarter of 2005 to be paid on April 12, 2005.

In addition, during the first quarter of 2005, we issued $20.6 million in Junior Subordinated Debentures to Wilshire Statutory Trust II, our wholly owned subsidiary, which in turn issued the trust preferred securities of $20 million and we subsequently infused $14 million as additional equity capital to the Bank. As a result, our Tier I capital and Tier 2 capital increased further by $16.9 million and $3.1 million, respectively. For the Bank level, the Tier 1 capital also increased by $14 million with the capital infusion. See “Deposits and Other Sources of Funds” for further discussion for the subordinated debentures and the trust preferred securities. As of March 31, 2005, we had no material commitments for capital expenditures.

As of March 31, 2005, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

Wilshire Bancorp, Inc.			Actual ratios for the Company as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	March 31, 2005	December 31, 2004	March 31, 2004

Total capital to risk-weighted assets	10%	8%	14.08%	11.95%	N/A
Tier I capital to risk-weighted assets	6%	4%	11.74%	9.87%	N/A
Tier I capital to adjusted average assets	5%	4%	9.81%	8.35%	N/A

Wilshire State Bank			Actual ratios for the Bank as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	March 31, 2005	December 31, 2004	March 31, 2004

Total capital to risk-weighted assets	10%	8%	13.43%	11.92%	12.39%
Tier I capital to risk-weighted assets	6%	4%	11.38%	9.84%	8.32%
Tier I capital to adjusted average assets	5%	4%	9.50%	8.33%	7.33%

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At March 31, 2005, we were asset-sensitive, with a positive cumulative one-year gap of $175.5 million or 12.7% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in the past three years. We intentionally maintain a significant three-month positive gap of $410.9 million or 29.8% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis

		At March 31, 2005
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:		(Dollars in Thousands)
Gross loans[1]	$953,093	$10,435	$33,480	$51,426	$1,048,433
Investment securities	7,082	22,284	88,220	2,921	120,508
Federal funds sold and cash equivalents agreement to resell	125,000	—	—	—	125,000
Interest-earning deposits	3	—	—	—	3
Total	$1,085,178	$32,719	$121,700	$54,347	$1,293,944

Interest-bearing liabilities:
Savings deposits	24,206	—	—	—	24,206
Time deposits of $100,000 or more	278,067	212,612	2,136	—	492,815
Other time deposits	47,395	49,550	10,672	15	107,632
Other interest-bearing deposits	253,502	—	—	—	253,502
Other borrowings demand deposits	71,083	6,000	30,000	—	107,083
Total	$674,253	$268,162	$42,808	$15	$985,238

Interest rate sensitivity gap	$410,925	($235,443)	$78,892	$54,332	$308,706
Cumulative interest rate sensitivity gap	$410,925	$175,482	$254,374	$308,706
Cumulative interest rate sensitivity gap ratio (based on total assets)	29.84%	12.74%	18.47%	22.41%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2005. All assets presented in this table are held-to-maturity or available-for-sale. At March 31, 2005, we had no trading securities:

(Dollars in Thousands) Change (in Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
+200	$78,848	19.0%	$216,729	13.5%
+100	$71,923	8.6%	$204,492	7.1%
0	$66,248	—	$190,927	—
-100	$61,371	-7.4%	$173,553	-9.1%
-200	$53,353	-19.5%	$153,373	-19.7%

Although the simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market interest rate scenarios in 100 basis point increments, our main concern is the negative effect for the reasonably possible worst scenario. The ALCO policy prescribes that, for the worst possible rate drop scenario, the possible reduction of net interest income and NPV, should not exceed 20% of the base net interest income and 25% of the base NPV.

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we are positively gapped by $175.5 million for a time horizon of one year. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

__________________
1Excludes the gross amount of non-accrual loans of approximately $6.4 million at March 31, 2005.

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

Item 4.       Controls and Procedures

Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.     OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

1.	Incorporated herein by reference to Exhibit 3.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
2.	Incorporated herein by reference to Exhibit 3.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated herein by reference to Exhibit 4.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
4.	Incorporated herein by reference to Exhibit 4.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
5.	Incorporated herein by reference to Exhibit 4.3 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
6.	The information required by this Exhibit is incorporated by reference from Note [3] of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 9, 2005	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

1.	Incorporated herein by reference to Exhibit 3.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
2.	Incorporated herein by reference to Exhibit 3.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated herein by reference to Exhibit 4.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
4.	Incorporated herein by reference to Exhibit 4.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
5.	Incorporated herein by reference to Exhibit 4.3 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
6.	The information required by this Exhibit is incorporated by reference from Note [3] of the Company’s Financial Statements included herein