Form 10-Q
period 2005-06-30
WILSHIRE BANCORP INC
filed 2005-08-09
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

The number of shares of Common Stock of the registrant outstanding as of July 31, 2005 was 28,585,640.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.   FINANCIAL INFORMATION

Item 1. Financial Statements

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$59,110,985	$53,903,163
Federal funds sold and other cash equivalents	60,000,000	45,000,000
Commercial paper	17,985,427
Cash and cash equivalents	137,096,412	98,903,163

Interest-bearing deposits in other financial institutions	2,937	2,573
Securities available for sale - at fair value (amortized cost of $121,708,363 and
$86,121,349 at June 30, 2005 and December 31, 2004, respectively)	121,138,859	85,712,485
Securities held to maturity - at amortized cost (fair value of $24,991,645 and
$29,161,100 at June 30, 2005 and December 31, 2004, respectively)	25,099,697	29,262,188
Interest only strip - at fair value (amortized cost of $1,701,965
and $1,550,444 at June 30, 2005 and December 31, 2004, respectively)	1,694,444	1,494,176
Loans held for sale, at the lower of cost or market	18,816,691	21,144,128
Loans receivable, net of allowance for loan losses of $12,450,111 and $11,111,092
at June, 30, 2005 and December 31, 2004, respectively	1,099,567,541	988,468,142
Bank premises and equipment, net	8,451,645	5,479,776
Federal Home Loan Bank stock, at cost	6,052,400	4,371,500
Accrued interest receivable	4,989,518	3,867,005
Deferred income taxes - net	5,841,575	4,839,346
Servicing asset	4,632,904	4,373,974
Due from customers on acceptances	2,841,253	2,041,023
Cash surrender value of life insurance	14,820,391	11,536,476
Other assets	5,979,196	4,145,368
TOTAL	$1,457,025,463	$1,265,641,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Noninterest-bearing	$302,122,411	$273,940,106
Interest-bearing:
Savings	22,496,189	22,946,077
Time deposits of $100,000 or more	529,582,761	448,526,610
Other time deposits	105,768,063	115,728,483
Money markets and nows	284,043,666	237,564,098
Total deposits	1,244,013,090	1,098,705,374

Federal Home Loan Bank borrowings	51,000,000	41,000,000
Junior subordinated debentures	46,083,000	25,464,000
Accrued interest payable	4,029,428	2,891,707
Acceptances outstanding	2,841,253	2,041,023
Other liabilities	8,127,994	7,231,601

Total liabilities	1,356,094,765	1,177,333,705

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 28,585,640 and 28,142,470 shares at
June 30, 2005 and December 31, 2004, respectively	41,079,050	38,926,430
Accumulated other comprehensive loss	(288,604)	(223,703)
Retained earnings	60,140,252	49,604,891
Total shareholders’ equity	100,930,698	88,307,618
TOTAL	$1,457,025,463	$1,265,641,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
INTEREST INCOME:	2005	2004	2005	2004
Interest and fees on loans	$20,779,577	$12,764,443	$39,009,546	$24,612,047
Interest on investment securities and deposits in other financial institutions	1,147,444	697,456	2,019,000	1,387,872
Interest on federal funds sold and other cash equivalents	544,797	143,293	971,523	258,158
Interest on commercial paper	67,133	—	67,133	—
Total interest income	22,538,951	13,605,192	42,067,202	26,258,077

INTEREST EXPENSE:
Deposits	6,535,943	3,656,776	11,646,424	6,837,642
Interest on other borrowings	1,034,971	410,040	1,812,691	777,146
Total interest expense	7,570,914	4,066,816	13,459,115	7,614,788

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	14,968,037	9,538,376	28,608,087	18,643,289

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	720,000	670,000	1,220,000	1,566,711

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,248,037	8,868,376	27,388,087	17,076,578

NONINTEREST INCOME:
Service charges on deposit accounts	1,814,596	1,834,034	3,534,406	3,656,562
Gain on sale of loans	1,488,854	2,033,501	3,511,931	4,171,114
Loan-related servicing income	472,952	668,006	1,130,750	1,173,313
Loan referral fee income	17,428	27,500	118,217	99,520
Loan packaging fee	132,049	137,573	197,766	260,043
Income from other earning assets	285,585	144,045	412,464	301,089
Other income	405,691	343,807	647,577	598,120
Total noninterest income	4,617,155	5,188,466	9,553,111	10,259,761

NONINTEREST EXPENSES:
Salaries and employee benefits	4,317,462	3,296,592	8,692,826	6,739,423
Occupancy and equipment	769,618	676,489	1,602,848	1,285,064
Data processing	543,351	404,274	958,218	773,401
Loan referral fees	306,653	313,528	569,188	603,624
Professional fees	108,583	175,688	554,589	419,634
Directors’ fees	114,100	105,050	237,350	208,550
Office supplies	134,087	133,172	242,610	245,574
Advertising and promotional	142,961	79,193	388,554	202,725
Communications	113,896	80,369	206,612	162,551
Deposit insurance premiums	38,269	32,626	75,323	62,379
Outsourced service for customers	335,084	319,597	656,699	624,563
Other operating	607,133	426,897	1,185,555	817,618
Total noninterest expenses	7,531,197	6,043,475	15,370,372	12,145,106

INCOME BEFORE INCOME TAX PROVISION	11,333,995	8,013,367	21,570,826	15,191,233

INCOME TAX PROVISION	4,582,196	3,190,000	8,749,196	6,023,000

NET INCOME	$6,751,799	$4,823,367	$12,821,630	$9,168,233

EARNINGS PER SHARE
Basic	$0.24	$0.17	$0.45	$0.34
Diluted	$0.23	$0.17	$0.44	$0.32

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income	$6,751,799	$4,823,367	$12,821,630	$9,168,233
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale and interest-only strip:
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax expense of $154,749 for the three months ended June 30,2005 and net of tax benefit of $685,192 for the three months ended June 30, 2004, net of tax benefit of $67,469 for the six months ended June 30,2005 and net of tax benefit of $222,217 for the three months ended June 30, 2004	213,700	(946,214)	(93,171)	(692,146)

Unrealized holding gains (losses) on interest only strips arising during period, net of tax benefit of $76,679 for the three months ended June 30, 2005 and net of tax benefit of $51,967 for the three months ended June 30, 2004, net of tax expense of $20,474 for the six months ended June 30, 2005 and net of tax benefit of $66,189 for the six months ended June 30, 2004	(105,891)	(71,763)	28,273	(91,403)

Unrealized holding gains on interest of SWAP arising during period, net of tax benefit of $0 for the six months ended June 30, 2005 and net of tax expense of $25,308 for the six months ended June 30, 2004				37,962

Other comprehensive income (loss), net of tax:	107,809	(1,017,977)	(64,898)	(745,587)
Comprehensive income	$6,859,608	$3,805,390	$12,756,732	$8,422,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,821,630	$9,168,233
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts	38,622	174,430
Depreciation of premises & equipment	450,585	375,879
Provision for losses on loans and loan commitments	1,220,000	1,566,711
Deferred tax provision (benefit)	(955,235)	(412,044)
Loss (gain) on disposition of bank premises, equipment and securities	902	(3,785)
Gain on sale of loans	(3,511,931)	(4,171,114)
Origination of loans held for sale	(70,668,403)	(40,856,887)
Proceeds from sale of loans held for sale	76,507,771	40,587,682
Gain on sale of AFS securities	—	(4,980)
Loss on sale of other real estate owned	8,607	3,967
Tax benefit from exercise of stock options	1,724,074	8,377,268
Change in cash surrender value of life insurance	(283,915)	(228,935)
Servicing assets capitalization	(913,463)	(868,700)
Servicing assets amortization	654,533	464,203
Increase in interest-only strip	(151,520)	(496,921)
Increase in accrued interest receivable	(1,122,513)	(530,907)
Increase in other assets	(1,833,828)	(5,390,820)
Increase in accrued interest payable	1,137,721	482,745
Decrease in other liabilities	(277,002)	(4,118,524)

Net cash provided by operating activities	14,846,635	4,117,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	(364)	98,954
Purchases of investment securities available for sale	(52,746,527)	(29,047,464)
Purchases of investment securities held to maturity	(1,999,000)	(6,987,338)
Proceeds from sales of securities (AFS)	—	8,000,000
Proceeds from matured securities and principal repayment (AFS)	17,108,875	8,688,172
Proceeds from principal repayment, matured or called securities (HTM)	6,173,506	4,796,188
Net increase in loans receivable	(112,597,630)	(169,108,844)
Proceeds from sale of other loans	—	3,048,285
Proceeds from sale of other real estate owned	299,593	373,233
Purchases of premises and equipment	(3,423,357)	(680,349)
Proceeds from sale of FHLB stock	(1,680,900)	(2,719,600)
Purchases of Bank Owned Life Insurance	(3,000,000)	—

Net cash used in investing activities	(151,865,804)	(183,538,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	145,307,716	183,412,190
Increase in Federal Home Loan Bank borrowing	10,000,000	21,000,000
Payment of cash dividend	(1,142,843)	—
Increase in junior subordinated debentures	20,619,000	—
Proceeds from exercise of stock options	428,545	1,577,417

Net cash provided by financing activities	175,212,418	205,989,607

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,193,249	26,568,345

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903,163	120,486,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,096,412	$147,054,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,321,394	$7,132,043
Income taxes paid	$9,544,500	$2,545,000
NONCASH INVESTING AND FINANCING ACTIVITIES
Cash dividend declared	$1,143,426
Transfer of loans to OREO	$308,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct wholly owned subsidiary of the Company.

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

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 14 full-service Bank branch offices in southern California and one branch office in Texas. We also have nine loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Oklahoma City, Seattle, San Antonio, Las Vegas, the San Jose area (Milpitas, California), Atlanta, Houston, Denver, and New York.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company (the Bank for periods prior to August 25, 2004) and its wholly owned subsidiary. The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of June 30, 2005 and December 31, 2004, the related statements of operations and comprehensive income for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2004, unless otherwise noted.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the specified periods.

	Three months ended June 30, 2005			Three months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$6,751,799	28,574,385	$0.24	$4,823,367	27,840,519	$0.17
Effect of dilution	—	350,074	(0.01)	—	762,158	(0.00)
Diluted EPS	$6,751,799	28,924,459	$0.23	$4,823,367	28,602,677	$0.17

	Six months ended June 30, 2005			Six months ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$12,821,630	28,499,455	$0.45	$9,168,233	27,158,132	$0.34
Effect of dilution	—	395,538	(0.01)	—	1,143,951	(0.02)
Diluted EPS	$12,821,630	28,894,993	$0.44	$9,168,233	28,302,083	$0.32

There were 146,850 anti-dilutive stock options outstanding for the three months and six months ended June 30, 2005 for which the exercise price exceeded the average market price of the Company’s common stock during the period. No such options were outstanding for the three months and six months ended June 30, 2004.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets on January 1, 2002. At adoption and as of June 30, 2005, the Company does not have any material intangible assets that will be subject to annual impairment testing in accordance with these Statements. The Company’s intangible assets that continue to be subject to amortization, loan servicing rights, were $4,632,904 and $3,687,180 (net of $1,514,842 and $1,229,601 accumulated amortization, respectively) as of June 30, 2005 and 2004, respectively. Amortization expense for intangible assets subject to amortization was $406,388 and $204,436 for the three months ended June 30, 2005 and 2004, respectively, and it is estimated that it will be approximately $1,625,552 annually for the next five fiscal years.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
Business Segment	Banking Operations	TFS	SBA	Bank	Banking Operations	TFS	SBA	Bank
Net interest income	$10,992	$725	$3,251	$14,968	$7,047	$445	$2,046	$9,538
Less provision for loan losses	725	(116)	111	720	576	383	(289)	670
Other operating income	2,577	475	1,566	4,618	2,350	502	2,337	5,189
Net revenue	12,844	1,316	4,706	18,866	8,821	564	4,672	14,057
Other operating expenses	6,337	245	950	7,532	5,075	200	769	6,044
Income before taxes	$6,507	$1,071	$3,756	$11,334	3,746	364	3,903	8,013
Business segment assets	$1,255,181	$45,379	$156,465	$1,457,025	$1,012,649	$44,278	$145,603	$1,202,530

(Dollars in Thousands)	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
Business Segment	Banking Operations	TFS	SBA	Bank	Banking Operations	TFS	SBA	Bank
Net interest income	$21,133	$1,392	$6,083	$28,608	$13,513	$805	$4,325	$18,643
Less provision for loan losses	1,356	(204)	68	1,220	1,584	393	(410)	1,567
Other operating income	4,718	873	3,963	9,554	4,619	922	4,719	10,260
Net revenue	24,495	2,469	9,978	36,942	16,548	1,334	9,454	27,336
Other operating expenses	12,838	450	2,083	15,371	10,135	354	1,656	12,145
Income before taxes	$11,657	$2,019	$7,895	$21,571	6,413	980	7,798	15,191
Business segment assets	$1,255,181	$45,379	$156,465	$1,457,025	$1,012,649	$44,278	$145,603	$1,202,530

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In addition, the outstanding stock options granted under the Bank’s 1990 stock option plan were transferred to this new plan. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of June 30, 2005, 855,512 shares were outstanding under this option plan. Options granted under the stock option plans expire not more than 10 years after the date of grant.

For the second quarter of 2005, options to purchase 55,000 shares in total were granted, whereas no stock options were granted in the same period of 2004. The average estimated fair value of options was $1.98. The fair value was estimated on the date of grant using the Black−Scholes option pricing model under the following assumptions−dividend yield of 1.16%, expected volatility of 25.6%, average expected life of 2 years and average risk free interest rate of 2.91%. Had compensation costs for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the company’s net income and earnings per share for the three and six months ended June 30 would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income - as reported	$6,751,799	$4,823,367	$12,821,630	$9,168,233

Deduct: Total stock-based employee compensation expenses determined under fair value-based method for all awards - net of related tax effects	(34,651)	(32,873)	(65,565)	(65,745)
Pro forma net income	$6,717,148	$4,790,494	$12,756,065	$9,102,488
Earnings per share:
Basic - as reported	$0.24	$0.17	$0.45	$0.34
Basic - pro forma	$0.24	$0.17	$0.45	$0.34

Diluted - as reported	$0.23	$0.17	$0.44	$0.32
Diluted - pro forma	$0.23	$0.17	$0.44	$0.32

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties. Commitments at June 30, 2005 are summarized as follows:

Commitments to extend credit	$84,210,000
Standby letters of credit	$2,370,000
Commercial letters of credit	$11,703,000

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

Note 8. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Thus, the Company is required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. In addition, the Company may apply “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123.

Note 9. Subsequent Event

On August 1, 2005, we entered into a stock purchase agreement with the shareholders of Liberty Bank of New York (“Liberty Bank”) to acquire all of the outstanding stock of Liberty Bank for approximately $15.7 million subject to adjustment immediately prior to closing.  The agreement contemplates that the purchase price will be payable 60% in cash and 40% in our restricted common stock.

The transactions contemplated by the agreement are anticipated to close in the fourth quarter of 2005 and will be subject to certain conditions, including regulatory approvals from the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve, and the California Department of Financial Institutions. The agreement contemplates that Liberty Bank will be merged into Wilshire State Bank, our wholly-owned subsidiary.

Note 10.  Reclassifications

Certain reclassifications were made to the prior periods’ presentation to conform to the current year’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and our financial condition as of December 31, 2004 and June 30, 2005. All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. This discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q. Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004, including the following:

•	If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•	The holders of recently issued debentures have rights that are senior to those of our shareholders.

•	Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We may be unable to manage future growth.

•	Increases in our allowance for loan losses could materially adversely affect our earnings.

•	We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

•	Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	Additional shares of our common stock issued in the future could have a dilutive effect.

•	Shares of our preferred stock issued in the future could have dilutive and other effects.

•	We face substantial competition in our primary market area.

•	Our profitability is dependent on the profitability of the Bank.

•	We rely heavily on the payment of dividends from the Bank.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete.

•	We could be negatively impacted by downturns in the South Korean economy.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and six months ended June 30, 2005 and 2004. All per share amounts have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operations results of the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands, except per share data)
	2005	2004	2005	2004
Net income	$6,752	$4,823	$12,822	$9,168
Net income per share, basic	0.24	0.17	0.45	0.34
Net income per share, diluted	0.23	0.17	0.44	0.32
Net interest income	14,968	9,538	28,608	18,643
Average balances:
Assets	1,405,638	1,117,806	1,352,564	1,051,954
Cash and cash equivalents	138,280	107,732	129,273	100,096
Investment debt securities	127,228	82,578	115,979	80,810
Net loans	1,085,961	878,496	1,056,240	827,999
Total deposits	1,192,119	958,591	1,148,995	905,805
Shareholders’ equity	99,306	75,398	95,847	69,329
Performance Ratios:
Annualized return on average assets	1.92%	1.73%	1.90%	1.74%
Annualized return on average equity	27.20%	25.59%	26.75%	26.45%
Net interest margin	4.61%	3.74%	4.58%	3.88%
Efficiency ratio[1]	38.45%	41.04%	40.28%	42.02%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.59%	6.94%
Tier 1 capital to risk-weighted assets	11.29%	8.00%
Total capital to risk-weighted assets	13.33%	11.74%

Period-end balances as of:	June 30, 2005	December 31, 2004	June 30, 2004
Total assets	$1,457,025	$1,265,641	$1,202,530
Investment securities	146,239	114,975	93,610
Total loans, net of unearned income	1,130,834	1,020,723	927,179
Total deposits	1,244,013	1,098,973	1,039,928
Junior subordinated debentures	46,083	25,464	25,464
FHLB borrowings	51,000	41,000	50,000
Shareholders’ equity	100,931	88,307	77,119
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	(0.01%)	0.05%	(0.01%)
Nonperforming loans to total loans	0.32%	0.26%	0.39%
Nonperforming assets to total loans and other real estate owned	0.32%	0.26%	0.39%
Allowance for loan losses to total loans	1.10%	1.09%	1.11%
Allowance for loan losses to nonperforming loans	339%	412%	281%

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

At June 30, 2005, we had approximately $1.46 billion in assets, $1.13 billion in total loans, and $1.24 billion in deposits.

We also have expanded and diversified our business growth by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 15 branch offices and nine loan production offices. In the first half of 2005, we opened four loan production offices in Atlanta, Georgia, Houston, Texas, the Denver area (Aurora, Colorado), and New York, New York. We also converted the loan production office in Dallas, Texas into a full service branch office and opened a new branch office in Torrance, California. In 2004, we opened two branch offices in downtown Los Angeles and the City of Buena Park, California, and three loan production offices in Oklahoma City, Oklahoma, Las Vegas, Nevada and San Antonio, Texas. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

The Bank issued a $10 million Junior Subordinated Debenture in December 2002 and in December 2003 and March 2005, we issued additional Junior Subordinated Debentures in an amount of $15.5 million and $20.6 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I and Wilshire Statutory Trust II), our wholly owned subsidiaries, which in turn issued trust preferred securities of $15.0 million and $20.0 million, respectively. We believe that the supplemental capital raised in connection with the issuance of these debentures and trust preferred securities has allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. We believe that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

Second Quarter 2005 Key Performance Indicators

We believe the following were key indicators of our performance during the second quarter of 2005:

•	Our total assets grew to $1.46 billion at the end of the second quarter of 2005, an increase of 15.1% from $1.27 billion at the end of 2004.

•	Our total deposits grew to $1.24 billion at the end of the second quarter of 2005, an increase of 13.2% from $1.10 billion at the end of 2004.

•	Our total loans grew to $1.13 billion at the end of the second quarter of 2005, an increase of 10.8% from $1.02 billion at the end of 2004.

•	Our ratio of total non-performing loans to total loans increased to 0.32% at the end of the second quarter of 2005 from 0.26% at the end of 2004.

•
Total noninterest income decreased to $4.6 million in the second quarter of 2005, a decrease of 11.0% from $5.2 million in the second quarter of 2004. Such decrease was primarily attributable to the fact that we had no sales of unguaranteed SBA loans in the second quarter of 2005, compared to a gain of $304,000 on such sales in the second quarter of 2004.

•
Total noninterest expense increased from $6.0 million in the second quarter of 2004 to $7.5 million in the second quarter of 2005, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were 0.54% in both the second quarter of 2005 and in the second quarter of 2004. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 41.04% in the second quarter of 2004 to 38.45% in the second quarter of 2005.

These items, as well as other factors, contributed to the increase in net income for the second quarter of 2005 to $6.8 million, or $0.23 per diluted common share, from $4.8 million, or $0.17 per diluted common share, in the second quarter of 2004.

2005 Outlook

As we look ahead to the remainder of 2005, we will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. On August 1, 2005 we entered into a definitive stock purchase agreement with the shareholders of Liberty Bank of New York to acquire all of the stock of Liberty Bank for approximately $15.7 million. The stock purchase is expected to be completed in the fourth quarter of 2005, and will increase our assets by approximately $55 million. See “Item 5. Additional Information” for further discussion regarding our acquisition of Liberty Bank.

We seek additional growth in our portfolio of unsecured business loans and consumer loans by utilizing target marketing efforts in these areas. Further, we intend to continue our focus on loan and deposit growth and managing our net interest margin, while attempting to control expenses and credit losses to achieve our net income and other objectives. We will continue to strive to be more efficient and focus on controlling the growth of other operating expenses relative to the growth of our business.

Although interest rates decreased in 2003, 2002 and 2001, compressing our interest margins, we continued to exhibit growth in net interest income. As interest rates increased in 2004, our yield on earning assets increased. Should interest rates increase further, our yield on earning assets will likely increase further although we cannot be certain as to the extent of such increases, if any. If interest rates continue to increase, we will decide whether to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in certain marketing programs to attempt to achieve a desirable net interest margin. Any increases in the rates we charge our customers could have an adverse effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are improving from the downturn experienced in the past few years.

Finally, we completed our reorganization into a holding company structure during the third quarter of 2004. We believe operating within a holding company structure, among other things:

•	allows us to use the portion of proceeds from the issuance of our trust preferred securities as Tier 1 capital (within regulatory guidelines).

•	provides greater operating flexibility;

•	facilitates the acquisition of related businesses as opportunities arise;

•	improves our ability to diversify;

•	enhances our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and

•	enhances our ability to raise capital to support growth.

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

Our significant accounting policies are described in greater detail in our 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2005.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board, or FRB.

Average interest-earning assets increased by 27.2% to $1.3 billion in the second quarter of 2005, as compared with $1.0 billion in the same quarter of 2004.  Average net loans also increased by 23.6% to $1.1 billion in the second quarter of 2005, as compared with $878.5 million in the same quarter of 2004. For the first six months of 2005, average interest-earning assets and average net loans also increased to $1.2 billion and $1.1 billion, respectively, as compared with $961.5 million and $828.0 million for the prior year’s same period. The FRB has raised the Fed Fund target rate by an aggregate 225 basis points since June 2004, giving us additional benefits on yields on our earning assets, most of which bear variable interest rates. The average yields on interest-earning assets increased to 6.95% for the second quarter of 2005, as compared with 5.34% for the prior year’s same period. This increase of interest-earning assets and their yields significantly increased our total interest income by 65.7% to $22.5 million for the second quarter of 2005, as compared with $13.6 million for the prior year’s same period. For the first six months of 2005, total interest income increased to $42.1 million from $26.3 million for the prior year’s same period and average yields on interest-earning assets increased to 6.73% for the first six months of 2005, as compared with 5.46% for the prior year’s same period.

Average interest-bearing liabilities increased by 29.5% to $1.0 billion in the second quarter of 2005, as compared with $781.0 million in the same quarter of 2004. Our average interest-bearing deposit portfolio also increased by 28.6% to $911.6 million in the second quarter of 2005, as compared with $708.7 million in the same quarter of 2004. For the first six months of 2005, average interest-bearing liabilities and our average interest-bearing deposit portfolio also increased to $971.1 million and $877.1 million, respectively, as compared with $732.9 million and $666.6 million for the prior year’s same period. We also increased other borrowings over the last 12 months (see “Financial Condition-Deposits and Other Sources of Funds” below). Due to the volume increase of interest-bearing liabilities together with the rate increase, total interest expense increased to $7.6 million for the second quarter of 2005 and to $13.5 million for the first six months of 2005, as compared with $4.1 million and $7.6 million for the prior year’s same periods. Due to the increase in the overall cost of funds, the average interest rate we paid for interest-bearing liabilities increased to 2.99% for the second quarter of 2005 and 2.77% for the first six months of 2005 from 2.08% for the prior year’s same periods.

Since June 30, 2004, the FRB raised its overnight lending rate seven times by an aggregate 225 basis points to 3.25%. The Wall Street Journal Prime Rate correspondingly increased to 6.25%. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest income because more earning assets were immediately re-priced than interest-bearing deposits. Although we price deposits competitively with the goal to continue to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The combined result of our growth and the interest rate increases was an increase in our net interest income. Net interest income increased to $15.0 million in the second quarter of 2005 and to $28.6 million for the first six months of 2005 as compared with $9.5 million and $18.6 million for the prior year’s same periods, representing an increase of 56.9% and 53.5%, respectively. Due mainly to the positive impact of FRB’s rate increases on our asset-sensitive position, our net interest margin significantly increased to 4.61% and 4.58%, respectively, for the second quarter and the first six months of 2005, as compared with 3.74% and 3.88%, respectively, for the prior year’s same periods. The net interest spread also improved to 3.95% and 3.96% for the second quarter and first six months of 2005, respectively, from 3.25% and 3.38%, respectively, for the prior year’s same periods.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended June 30,
		2005			2004
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,085,961	$20,780	7.65%	$878,496	$12,764	5.81%
Securities of U.S. government agencies	120,819	1,084	3.59%	67,180	493	2.93%
Other investment securities	6,410	63	3.96%	15,398	192	5.00%
Commercial paper	7,964	67	3.37%	—	—	0.00%
Overnight investments	71,948	508	2.82%	54,987	143	1.04%
Money market preferred securities	4,506	37	3.29%	3,758	12	1.24%
Interest-earning deposits	3	—	0.00%	103	1	1.99%
Total interest-earning assets	1,297,611	22,539	6.95%	1,019,922	13,605	5.34%
Cash and due from banks	58,367			52,745
Other assets	49,660			45,139
Total assets	$1,405,638			$1,117,806
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$252,181	$1,695	2.69%	$187,984	$865	1.84%
Super NOW deposits	21,397	40	0.74%	21,185	41	0.76%
Savings deposits	23,375	42	0.72%	27,882	52	0.75%
Time certificates of deposit in denominations of $100,000 or more	507,513	3,989	3.14%	352,442	1,910	2.17%
Other time deposits	107,162	770	2.88%	119,209	789	2.65%
Total interest bearing deposits	911,628	6,536	2.87%	708,702	3,657	2.06%
Other borrowings	100,160	1,035	4.13%	72,390	410	2.27%
Total interest-bearing liabilities	1,011,788	7,571	2.99%	781,092	4,067	2.08%
Non-interest bearing deposits	280,490			249,890

Total Deposits	1,292,278		2.19%	1,030,982		1.53%
Other liabilities	14,054			11,426
Shareholders’ equity	99,306			75,398
Total liabilities and shareholders’ equity	$1,405,638			$1,117,806
Net interest income		$14,968			$9,538
Net interest spread[2]			3.95%			3.25%
Net interest margin[3]			4.61%			3.74%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,240,000 and $525,000 for the quarters ended June 30, 2005 and 2004, respectively, and approximately $2,185,000 and $1,372,000 for the six months ended June 30, 2005 and 2004, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ended June 30,
		2005			2004
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,056,240	$39,010	7.39%	$827,999	$24,612	5.94%
Securities of U.S. government agencies	110,351	1,897	3.44%	65,158	963	2.96%
Other investment securities	5,628	121	4.30%	15,652	398	5.09%
Commercial paper	4,004	67	3.35%	0	0	0.00%
Overnight Investments	69,412	915	2.63%	48,866	258	1.06%
Money market preferred securities	4,210	57	2.71%	3,703	25	1.33%
Interest-earning deposits	3	0	0.00%	124	2	2.43%
Total interest-earning assets	1,249,848	42,067	6.73%	961,502	26,258	5.46%
Cash and due from banks	55,857			51,231
Other assets	46,859			39,221
Total assets	$1,352,564			$1,051,954
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$235,503	$2,808	2.39%	$168,434	$1,508	1.79%
Super NOW deposits	21,301	80	0.75%	20,384	77	0.76%
Savings deposits	23,563	85	0.72%	27,167	102	0.75%
Time certificates of deposit in denominations of $100,000 or more	487,233	7,177	2.95%	334,936	3,681	2.20%
Other time deposits	109,518	1,496	2.73%	115,706	1,470	2.54%
Total interest bearing deposits	877,118	11,646	2.66%	666,627	6,838	2.05%
Other borrowings	93,954	1,813	3.86%	66,317	777	2.34%
Total interest-bearing liabilities	971,072	13,459	2.77%	732,944	7,615	2.08%
Non-interest bearing deposits	271,877			239,177
Total Deposits	1,242,949		2.03%	972,121		1.51%
Other liabilities	13,768			10,504
Shareholders’ equity	95,847			69,329
Total liabilities and shareholders’ equity	$1,352,564			$1,051,954
Net interest income		$28,608			$18,643
Net interest spread[2]			3.96%			3.38%
Net interest margin[3]			4.58%			3.88%

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,240,000 and $525,000 for the quarters ended June 30, 2005 and 2004, respectively, and approximately $2,185,000 and $1,372,000 for the six months ended June 30, 2005 and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those loans placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended June 30, 2005 vs. 2004			Six Months Ended June 30, 2005 vs. 2004
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans[1]	$3,423	4,593	$8,016	$7,660	$6,738	$14,398
Securities of U.S. government agencies	461	130	591	757	177	934
Other investment securities	(95)	(34)	(129)	(224)	(53)	(277)
Commercial paper	67	—	67	67	0	67
Overnight Investments	56	309	365	144	512	656
Money market preferred securities	3	22	25	4	28	32
Interest-earning deposits	(1)	—	(1)	(3)	2	(1)
Total interest income	3,914	5,020	8,934	8,405	7,404	15,809

Interest expense:
Money market deposits	$353	$477	$830	$709	$591	$1,300
Super NOW deposits	1	(1)	0	3	(1)	2
Savings deposits	(8)	(2)	(10)	(13)	(3)	(16)
Time certificates of deposit in denominations of $100,000 or more	1,027	1,051	2,078	2,000	1,496	3,496
Other time deposits	(84)	65	(19)	(81)	107	26
Other borrowings	199	426	625	406	630	1,036
Total interest expense	1,488	2,016	3,504	3,024	2,820	5,844

Change in net interest income	$2,426	$3,004	$5,430	$5,381	$4,584	$9,965

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,240,000 and $525,000 for the quarters ended June 30, 2005 and 2004, respectively, and approximately $2,185,000 and $1,372,000 for the six months ended June 30, 2005 and 2004, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit. The charges made for our outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.

Even though the economy has improved since 2004, we continue to respond to potential loan losses proactively by identifying problem loans in a timely manner and by taking immediate actions to successfully curb increases in the level of non-performing assets (see “Financial Condition-Nonperforming Assets” below for further discussion) and reduced net charge-offs. The provision for loan losses increased to $720,000 in the second quarter of 2005 from $670,000 for the prior year’s same quarter to keep pace with the continued growth in our loan portfolio. However, the provision for loan losses in the first half of 2004 was $1.6 million, as compared to $1.2 million in the first half of 2005, due to the one-time adjustment to the reserve for off-balance-sheet items caused by the application of the higher calculated loss migration ratio to off-balance-sheet items since the first quarter of 2004. We provided a $387,000 reserve for the credit risk of off-balance sheet items in the first half of 2004, as compared with $30,000 in the first half of 2005. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Financial Condition-Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income slightly decreased to $4.6 million in the second quarter of 2005 and $9.6 million for the first six months of 2005, as compared with $5.2 million and $10.3 million, respectively, for the prior year’s same periods. Noninterest income as a percentage of average assets decreased to 0.33% and 0.71%, respectively, for the second quarter and the first half of 2005 from 0.46% and 0.98% for the prior year’s same periods. These decreases were primarily due to the decrease in gains from loan sales discussed below. We currently earn non-interest income from various sources, including an income stream provided by BOLI in the form of an increase in cash surrender value.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For Three Months Ended June 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,815	39.3%	$1,834	35.3%
Gain on sale of loans	1,489	32.2%	2,033	39.2%
Loan-related servicing income	473	10.2%	668	12.9%
Loan referral fee income	17	0.4%	27	0.5%
Loan packaging fee	132	2.9%	138	2.7%
Income from other earning assets	285	6.2%	144	2.8%
Other income	406	8.8%	344	6.6%
Total	$4,617	100.0%	$5,188	100.0%
Average assets	$1,405,638		$1,117,806
Noninterest income as a % of average assets		0.33%		0.46%

For Six Months Ended June 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,534	37.0%	$3,657	35.6%
Gain on sale of loans	3,512	36.8%	4,171	40.7%
Loan-related servicing income	1,131	11.8%	1,173	11.4%
Loan referral fee income	118	1.2%	100	1.0%
Loan packaging fee	198	2.1%	260	2.5%
Income from other earning assets	412	4.3%	301	2.9%
Other income	648	6.8%	598	5.9%
Total	$9,553	100.0%	$10,260	100.0%
Average assets	$1,352,564		$1,051,954
Noninterest income as a % of average assets		0.71%		0.98%

Our largest noninterest income source for the second quarter of 2005 was service charge income on deposit accounts, generally representing over 35% of our total noninterest income. This income source slightly decreased by $19,000 in the second quarter of 2005 and by $123,000 in the first half of 2005 from $1.8 million and $3.7 million, respectively, for the prior year’s same periods despite an increase in the number of transactional accounts over the past 12 months. Such decrease was due primarily to our efforts to comply with the Bank Secrecy Act and protect us from potential loss. For such purposes, we imposed more rigid requirements on money service business (“MSB”) accounts and more closely monitored their transactions. As a result, the number of MSB accounts was reduced and fee income therefrom was also reduced. We constantly review service charge rates and the manager’s authority to waive them to maximize service charge income while maintaining a competitive position.

Our second largest noninterest income source for the second quarter of 2005 was the gain on the sale of loans, representing over 32% of our total noninterest income. Income in this category includes sales gains on residential mortgage loans and unguaranteed portions of SBA loans in addition to sales gains on the guaranteed portion of SBA loans. Sales gains on the guaranteed portions of SBA loans which is the main source of this income, increased to $3.3 million in the first half of 2005 as compared with $3.1 million for the same period a year ago. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sales of residential mortgage loans have become a stable noninterest income source and gain on such sales increased to $112,000 and $215,000, respectively, for the second quarter and the first half of 2005 as compared with $52,000 and $159,000, respectively, for the prior year’s same periods. However, the gain on sales of the unguaranteed portion of SBA loans is not considered stable and we had no such sales in 2005, as compared with realized gains of $900,000 in the first half of 2004, including $304,000 for the second quarter of 2004. Such absence of sales gains on unguaranteed SBA loans was more than offset by the increases in the gains on sales of residential mortgage loans and the guaranteed portions of SBA loans. The combined gain on sale of loans was $1.5 million and $2.0 million in the second quarters of 2005 and 2004, respectively, and $3.5 million and $4.2 million in the first half of 2005 and 2004, respectively.

The third largest source of noninterest income for the second quarter of 2005 was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income source generally has increased, but it decreased to $473,000 and $1.1 million, respectively, in the second quarter and the first half of 2005 as compared with $668,000 and $1.2 million for the prior year’s same periods. Such decrease was mainly caused by the significant reversals of servicing assets on sold loans which were paid off before their maturities. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and are charged by the monthly amortization of servicing assets that we capitalize upon sale of the related loan. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. For the first half of 2005, $454,000 of servicing assets were charged back to this income account by the early pay-offs as compared to $239,000 for the prior year’s same period. Considering our continued expansion of SBA activities (the assets increased to $251.4 million at June 30, 2005 from $203.1 million a year ago), we believe this income source will increase.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income was $17,000 and $118,000, respectively, in the second quarter and the first half of 2005 as compared with $27,000 and $100,000 for the prior year’s same periods. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

Loan packaging fee income represents charges to borrowers for loan processing. Due mainly to heightened competition, which often results in packaging fee waivers, the income from this source decreased to $132,000 and $198,000, respectively, in the second quarter and the first half of 2005 from $138,000 and $260,000 for the prior year’s same periods.

Income from other earning assets represented income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of BOLI. Such income increased to $285,000 and $412,000, respectively, in the second quarter and the first half of 2005 as compared with $144,000 and $301,000 for the prior year’s same periods. These increases were attributable primarily to the fact that we bought an additional $3 million of BOLI in the second quarter of 2005 and increased our FHLB stock ownership over the past 12 months.

Other income represents income from miscellaneous sources, such as gain on sale of investment securities and the excess of insurance proceeds over the carrying value of an insured loss. Other income slightly increased to $406,000 and $648,000 in the second quarter and first half of 2005, respectively, as compared with $344,000 and $598,000 for the prior year’s same periods. Such increases were mainly caused by the collection of $65,000 in 2005 for an operation loss we expensed in 2004.

Noninterest Expense

Total noninterest expense increased to $7.5 million and $15.4 million in the second quarter and the first half of 2005, respectively, as compared with $6.0 million and $12.1 million in the prior year’s same periods, representing an increase of 24.6% and 26.6%, respectively. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent openings of new offices and departments such as the construction loan department. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased to 1.14% in the first half of 2005 from 1.15% in the same period of 2004. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the decrease in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) to 38.5% and 40.3% in the second quarter and the first half of 2005, respectively, as compared with 41.1% and 42.0%, respectively, in the prior year’s same periods.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended June 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$4,317	57.3%	$3,297	54.6%
Occupancy and equipment	770	10.2%	676	11.2%
Data processing	543	7.2%	404	6.7%
Loan referral fee	307	4.1%	314	5.2%
Professional fees	109	1.4%	176	2.9%
Directors’ fees	114	1.5%	105	1.7%
Office supplies	134	1.8%	133	2.2%
Advertising	143	1.9%	79	1.3%
Communications	114	1.5%	80	1.3%
Deposit insurance premium	38	0.5%	33	0.5%
Outsourced service for customer	335	4.5%	320	5.3%
Investor relation expenses	74	1.0%	84	1.4%
Other operating	533	7.1%	342	5.7%
Total	$7,531	100.0%	$6,043	100.0%
Average assets	$1,405,638		$1,117,806
Noninterest expenses as a % of average assets		0.54%		0.54%

For the Six Months Ended June 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$8,693	56.6%	$6,739	55.5%
Occupancy and equipment	1,603	10.4%	1,285	10.6%
Data processing	958	6.2%	773	6.4%
Loan referral fee	569	3.7%	604	5.0%
Professional fees	555	3.6%	420	3.5%
Directors’ fees	237	1.6%	208	1.7%
Office supplies	243	1.6%	245	2.0%
Advertising	388	2.5%	203	1.7%
Communications	207	1.3%	163	1.3%
Deposit insurance premium	75	0.5%	62	0.5%
Outsourced service for customer	657	4.3%	624	5.1%
Investor relation expenses	229	1.5%	135	1.1%
Other operating	956	6.2%	684	5.6%
Total	$15,370	100.0%	$12,145	100.0%
Average assets	$1,352,564		$1,051,954
Noninterest expenses as a % of average assets		1.14%		1.15%

Salaries and employee benefits represented approximately 57% of total noninterest expenses in the second quarter and first half of 2004. For the second quarter and first half of 2005, salaries and employee benefits totaled $4.3 million and $8.7 million, respectively, as compared with $3.3 million and $6.7 million for the prior year’s same periods, representing an increase of 30.9% and 29.0%, respectively, from the comparable periods. Such increases were the result of our new office openings, including the Dallas branch, and significant asset growth in the past 12 months that increased the number of full-time equivalent employees to 270 as of June 30, 2005 from 229 as of June 30, 2004. However, our efforts to promote efficient operations increased assets per employee to $5.4 million at June 30, 2005 from $4.6 million at June 30, 2004.

Occupancy and equipment expenses totaled $770,000 and $1.6 million, respectively, for the second quarter and first half of 2005 as compared with $676,000 and $1.3 million for the prior year’s same periods, representing an increase of 13.9% and 24.7%, respectively, from the comparable periods. These increases were attributable primarily to the expansion of our branch network, including loan production offices. Occupancy and equipment expenses represented approximately 10% to 11% of total noninterest expenses, respectively, for the second quarter of 2005.

Data processing expenses were $543,000 and $958,000, respectively, for the second quarter and the first half of 2005, as compared with $404,000 and $773,000 for the prior year’s same periods, representing an increase of 34.4% and 23.9%, respectively, from the comparable periods. The increase corresponds to the growth of our business.

Loan referral fees generally are paid to brokers who refer loans to us. These loans are SBA loans in most cases, although we also pay referral fees for qualified commercial loans. Despite the comparable level of SBA loan production, these referral fees slightly decreased to $307,000 and $569,000 in the second quarter and first half of 2005, respectively, from $314,000 and $604,000 in the prior year’s same periods. Such decrease was primarily attributable to the fact that more SBA loans in the second quarter of 2005 were referred from outside of Los Angeles. We pay a higher referral fee for loan referrals in Los Angeles due to the increased competition in the area.

For the second quarter of 2005, professional fees were $109,000, which were lower than the $176,000 recorded for the same quarter in 2004, but increased to $555,000 in the first half of 2005 compared to $420,000 in the prior year. This increase was attributable to our efforts to comply with the additional legal and accounting requirements imposed on us by the Sarbanes-Oxley Act (“SOX”), especially the annual certification requirements of SOX 404. We expect that expenditures in this area will continue to be significant, as we address the enhanced SEC regulations and Nasdaq corporate governance requirements.

Advertising expense significantly increased to $143,000 and $388,000 in the second quarter and the first half of 2005, respectively, as compared with $79,000 and $203,000 for the prior year’s same periods. These increases can be attributed to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially for the Dallas branch and new loan production offices.

Outsourced service costs for customers are paid to outside parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service fees, these expenses slightly increased to $335,000 and $657,000 in the second quarter and the first half of 2005, respectively, as compared with $320,000 and $624,000 for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as Nasdaq listing fees, fees for an outside investor relations company and various promotional material costs. These expenses were $74,000 in the second quarter of 2005, comparable to $84,000 in the same quarter of 2004. For the first half of 2005, such expenses increased to $229,000 from $135,000 in the same period of 2004. Such increases were mainly the result of increased activities in this area and to Nasdaq listing fees for additional shares issued in connection with the December 2004 stock split.

Noninterest expenses other than the categories specifically addressed above, such as office supplies and communication expenses, increased to $933,000 and $1.7 million in the second quarter and the first half of 2005, respectively, as compared with $693,000 and $1.4 million for the prior year’s same periods, representing an increase of 34.5% and 26.2%, respectively, from the comparable periods. Such increase corresponds to our business growth.

Generally, noninterest expense has increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. We anticipate that noninterest expense will continue to increase as we continue to grow. However, we remain committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the quarter ended June 30, 2005, we made a provision for income taxes of $4.6 million on pretax net income of $11.3 million, representing an effective tax rate of 40.4%, as compared with a provision for income taxes of $3.2 million on pretax net income of $8.0 million, representing an effective tax rate of 39.8%, for the same quarter of 2004. For the first half of 2005, we made a provision for income taxes of $8.7 million on pretax net income of $21.6 million, representing an effective tax rate of 40.6%, as compared with a provision for income taxes of $6.0 million on pretax net income of $15.2 million, representing an effective tax rate of 39.7%, for the same period of 2004.

The effective tax rates in the second quarter and the first half of 2005 were reasonably consistent with those for the prior year’s same periods. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At June 30, 2005 and December 31, 2004, we had net deferred tax assets of $5.8 million and $4.8 million, respectively.

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

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $110.1 million, or 10.8%, to $1.13 billion at June 30, 2005, as compared with $1.02 billion at December 31, 2004. Total loans net of unearned income as a percentage of total assets as of June 30, 2005 and December 31, 2004 were 77.6% and 80.6%, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC in 1993. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $928.0 million and $859.0 million as of June 30, 2005 and December 31, 2004, respectively. The robust California real estate market in the last few years and our increased involvement in the residential mortgage loan market have increased our composition of real estate secured loans. Total loans and real estate secured loans as a percentage of total loans were 82.1% and 84.2% at June 30, 2005 and December 31, 2004, respectively.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at June 30, 2005 increased to $162.9 million, as compared with $135.9 million at December 31, 2004. Commercial and industrial loans as a percentage of total loans also increased to 14.4% at June 30, 2005, from 13.3% at December 31, 2004.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans almost doubled from $18.8 million at December 31, 2004 to $34.7 million at June 30, 2005. We anticipate further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

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

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	June 30, 2005	December 31, 2004
Construction	$5,261	$6,972
Real estate secured	927,982	858,998
Commercial and industrial	162,916	135,943
Consumer	34,675	18,810
Total loans, net of unearned income	$1,130,834	$1,020,723
Participation loans sold and serviced by the Company	$251,411	$235,534
Construction	0.5%	0.7%
Real estate secured	82.0%	84.2%
Commercial and industrial	14.4%	13.3%
Consumer	3.1%	1.8%
Total loans, net of unearned income	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $7.8 million, and includes unearned income and deferred fees totaling $10.1 million at June 30, 2005:

Loan Maturities and Repricing Schedule

	At June 30, 2005,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$5,261	$0	$0	$5,261
Real estate secured	856,806	22,627	44,656	924,089
Commercial and industrial	168,972	92	92	169,156
Consumer	17,055	17,426	191	34,672
Total loans, net of unearned income	$1,048,094	$40,145	$44,939	$1,133,178
Loans with variable (floating) interest rates	$1,014,648	$0	$0	$1,014,648
Loans with predetermined (fixed) interest rates ...	$33,446	$40,145	$44,939	$118,530

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

Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a very low level of nonperforming loans. Our nonperforming loans at June 30, 2005 were $3.7 million or 0.32% of total loans, comparable to the level at June 30, 2004, which was $3.7 million, or 0.39% of total loans, but higher than the level at December 31, 2004, which was $2.7 million, or 0.26% of total loans. We did not own any OREO at the end of the second quarter of 2005 and 2004 and the year ended December 31, 2004. We believe that our reserve for nonperforming loans, together with tangible collateral, was adequate as of June 30, 2005. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of June 30, 2005, we were not aware of any material credit problems of borrowers that would cause us to have serious doubts about the ability of a borrower to comply with present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)
	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans:[1]
Real estate secured	$2,655	$2,242	$2,931
Commercial and industrial	610	401	698
Consumer	3	—	—
Total	3,268	2,643	3,629
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	—	—	—
Real estate secured	205	—	—
Commercial and industrial	150	—	—
Consumer	47	42	6
Total	402	42	6
Restructured loans:[2]
Real estate secured	—	—	—
Commercial and industrial	—	14	18
Consumer	—	—	—
Total	—	14	18
Total nonperforming loans	3,670	2,699	3,653
Other real estate owned	—	—	—
Total nonperforming assets	$3,670	$2,699	$3,653
Nonperforming loans as a percentage of total loans	0.32%	0.26%	0.39%
Nonperforming assets as a percentage of total loans and other real estate owned	0.32%	0.26%	0.39%
Allowance for loan losses as a percentage of nonperforming loans	339.28%	411.63%	280.61%

1During the six months ended June 30, 2005, no interest income related to these loans was included in net income. Additional interest income of approximately $196,000 would have been recorded during the six months ended June 30, 2005, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended June 30, 2005 or, if not outstanding, throughout the three months ended June 30, 2005, since origination.
2A “restructured loan” is one in which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as a commitment to extend credits or letters of credit. The charge made for our outstanding loan portfolio was credited to allowance for loan losses, whereas the charge for off-balance sheet items was credited to reserve for off-balance sheet items, which is presented as a component of other liabilities. The rapid growth of our loan portfolio has required more reserves for possible loan losses. The provision for loan losses is discussed “Results of Operations - Provision for Loan Losses” above.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in Thousands)

As of and for the period of	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balances:
Average total loans outstanding during period	$1,098,018	$888,195	$1,067,987	$837,566
Total loans (net of unearned income)	$1,130,834	$927,179	$1,130,834	$927,179
Allowance for loan losses:
Balances at beginning of period	$11,669	$9,487	$11,111	$9,011
Actual charge-offs:
Real estate secured	—	—	24	—
Commercial and industrial	101	9	149	16
Consumer	52	38	52	70
Total charge-offs	153	47	225	86
Recoveries on loans previously charged off:
Real estate secured	22	—	23	—
Commercial and industrial	199	97	325	135
Consumer	25	4	26	11
Total recoveries	246	101	374	146
Net charge-offs (net recoveries)	(93)	(54)	(149)	(60)
Provision for loan losses	720	670	1,220	1,567
Less: provision for off-balance sheet credit losses	32	(40)	30	387
Balances at end of period	$12,450	$10,251	$12,450	$10,251
Ratios:
Net charge-offs (net recoveries) to average total loans	(0.01%)	(0.01%)	(0.01%)	(0.01%)
Allowance for loan losses to total loans at period-end	1.10%	1.11%	1.10%	1.11%
Net charge-offs (net recoveries) to allowance for loan losses	(0.75%)	(0.53%)	(1.20%)	(0.60%)
Net charge-offs (net recoveries) to provision for loan losses	(12.92%)	(8.06%)	(12.21%)	(3.89%)

The allowance for loan losses increased by 12.1%, or $1.3 million, to $12.5 million at June 30, 2005, as compared with $11.1 million at December 31, 2004, which increased from $10.3 million at June 30, 2004. Although we believe the allowance, at June 30, 2005, was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. Our continued emphasis on asset quality control has maintained a lower level of loan charge-offs and actually expanded net recoveries to $93,000 and $149,000, respectively, in the second quarter and the first half of 2005, as compared with net recoveries of $54,000 and $61,000 in the same periods of the prior year.

As of June 30, 2005 and December 31, 2004, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows:

Phase of Methodology	As of:	As of:
	June 30, 2005	December 31, 2004
Specific review of individual loans	$714,549	$541,261
Review of pools of loans with similar characteristics	9,739,993	8,954,465
Judgmental estimate based on various subjective factors	1,995,569	1,615,366
Total allowance for loan losses	$12,450,111	$11,111,092

The table below summarizes, for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in thousands)
Balance as of	June 30, 2005			December 31, 2004
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$48	$5,261	0.91%	$66	$6,972	0.95%
Real estate secured	$8,621	$927,982	0.93%	$8,081	$858,998	0.94%
Commercial and industrial	$3,521	$162,916	2.16%	$2,796	$135,943	2.06%
Consumer	$261	$34,675	0.75%	$168	$18,810	0.89%
Total Allowance	$12,450	$1,130,834	1.10%	$11,111	$1,020,723	1.09%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments as of June 30, 2005:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$27,147	$26,150	—	—	$53,297
Junior subordinated debentures	2,676	5,011	2,254	46,083	56,024
Operating leases	1,676	2,896	2,366	2,962	9,900
Time deposits	634,184	14,228	115	7	648,534
Total	$665,683	$48,285	$4,735	$49,052	$767,755

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2005 and December 31, 2004, we had commitments to extend credit of $84.2 million and $69.5 million, respectively. Obligations under standby letters of credit were $2.4 million and $2.8 million at June 30, 2005 and December 31, 2004, respectively, and our obligations under commercial letters of credit were $11.7 million and $9.3 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2005 and December 31, 2004, we had $60 million and $45 million, respectively, in federal funds sold and repurchase agreements, and $3,000 at each of June 30, 2005 and December 31, 2004 in interest-bearing deposits in other financial institutions. As of June 30, 2005, we also had $18 million in commercial paper.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend and are able to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At June 30, 2005 and December 31, 2004, we had $10.0 million in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market instruments and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2005		As of December 31, 2004

	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity: Securities of government sponsored enterprises	$21,985	$21,880	$28,073	$27,976
Collateralized mortgage obligation	305	294	379	371
Corporate securities	-	-	-	-
Other debt securities	2,810	2,818	810	814

Available-for-Sale: Securities of government sponsored enterprises	66,837	66,527	39,945	39,732
Mortgage backed securities	28,408	28,332	27,794	27,740
Collateralized mortgage obligation	13,474	13,331	4,389	4,291
Corporate Securities	2,989	2,949	3,994	3,950
Money market preferred stock	10,000	10,000	10,000	10,000

Total investment securities	$146,808	$146,131	$115,384	$114,874

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at June 30, 2005:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$5,998	2.85%	$15,987	3.35%	—	—	—	—	$21,985	3.21%
Collateralized mortgage obligation	—	—	305	3.93%	—	—	—	—	305	3.93%
Corporate securities	—	—	—	—	—	—	—	—	—	—
Other debt Securities	—	—	2,810	4.06%	—	—	—	—	2,810	4.06%

Available-for-sale:
Securities of government sponsored enterprises	15,964	3.62%	50,563	3.58%	—	—	—	—	66,527	3.58%
Mortgage backed securities	13,737	3.46%	27,926	4.14%	—	—	—	—	41,663	3.91%
Corporate securities		—	989	4.20%	1,960	4.46%	—	—	2,949	4.37%
Money market preferred stock	10,000	3.23%	—	—	—	—			10,000	3.23%
Total investment securities	$45,699	3.39%	$98,580	3.72%	$1,960	4.46%	—	—	$146,239	3.62%

Our investment securities holdings increased by $31.2 million, or 27.1%, to $146.2 million at June 30, 2005, compared to holdings of $115.0 million at December 31, 2004. Total investment securities as a percentage of total assets were 10.0% and 9.1% at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, investment securities having a carrying value of $117.8 million were pledged to secure certain deposits.

As of June 30, 2005, held-to-maturity securities, which are carried at their amortized costs, decreased to $25.1 million from $29.3 million at December 31, 2004. Available-for-sale securities, which are stated at their fair market values, increased to $121.1 million at June 30, 2005 from $85.7 million at December 31, 2004. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

(Dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$51,620	$(331)	$12,877	$(125)	$64,497	$(456)
Collateralized mortgage obligation	3,147	(43)	3,790	(116)	6,937	(159)
Mortgage backed securities	8,085	(59)	8,243	(130)	16,328	(189)
Municipal securities	224	(1)	—	—	224	(1)
Corporate securities	989	(10)	1,960	(30)	2,949	(40)
	$64,065	$(444)	$26,870	$(401)	$90,935	$(845)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2005, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2005, we believe the impairments detailed in the table above are temporary, and no impairment loss has been realized in our consolidated statements of operations.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value on the BOLI.

During 2003, in an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million in BOLI from insurance carriers rated AA or above. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income. In the second quarter of 2005, we purchased an additional $3.0 million of BOLI.

We also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over the next two to three years, a total of $3.0 million to two different LIHTCF: $1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following a two-to three-year period in the form of tax credits and tax deductions over the next 15 years.

The balances of other earning assets as of June 30, 2005 and December 31, 2004 were as follows:

Type	Balance as of June 30, 2005	Balance as of December 31, 2004
BOLI	$14,820,000	$11,536,000
LIHTCF	$1,717,000	$1,784,000
Federal Home Loan Bank Stock	$6,052,000	$4,372,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at June 30, 2005 and December 31, 2004, were $1.24 billion and $1.10 billion, respectively, representing an increase of $145.3 million, or 13.2%, over the first six- month period of 2005.

Due to the heightened competition for core deposits, our time deposit reliance level increased and the percentage of the average time deposit over the average total deposit in the second quarter of 2005 was increased to 51.9% from 49.8% for the prior year’s same quarter. The average time deposits for the quarter ended June 30, 2005 increased by $146.2 million, or 32.4%, to $596.8 million from $450.6 million a year ago, while the average total deposits increased by $243.2 million, or 26.8%, to $1.15 billion for the quarter ended June 30, 2005, from $950.8 million for the quarter ended June 30, 2004.

The average rate paid on time deposits in denominations of $100,000 or more for the second quarter and the first half of 2005 increased to 3.14% and 2.95%, respectively, as compared with 2.17% and 2.20%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:	June 30, 2005		December 31, 2004		June 30, 2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest-bearing	$280,490		$268,559		$249,890
Money market	252,181	2.69%	212,207	1.87%	187,984	1.84%
Super NOW	21,397	0.74%	22,877	0.77%	21,185	0.77%
Savings	23,375	0.72%	23,913	0.75%	27,882	0.75%
Time certificates of deposit in denominations of $100,000 or more	507,513	3.14%	425,900	2.33%	352,442	2.17%
Other time deposits	107,162	2.88%	118,296	2.54%	119,209	2.65%
Total deposits	$1,192,118	2.87%	$1,071,752	1.59%	$958,592	2.06%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2005 were as follows:

Maturities of Time Deposits of $100,000 or More, at June 30, 2005

(Dollars in Thousands)

Three months or less	$286,470
Over three months through six months	97,625
Over six months through twelve months	143,876
Over twelve months	1,612
Total	$529,583

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits at June 30, 2005 and December 31, 2004.

In order to take advantage of historically low funding costs, in the past few years we also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. The brokered deposits have grown to $47.3 million at December 31, 2004 from $4.2 million at the end of 2001. However, we have controlled their growth and reduced these deposits to $38.5 million at June 30, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from FHLB as an alternative to retail deposit funds. Since 2002, we have increased borrowings from FHLB in order to take advantage of the flexibility of the program and its reasonably low cost. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of our FHLB borrowings for the quarters indicated:

For the Quarter ended	June 30, 2005	December 31, 2004
Balance at quarter-end	$51,000,000	$41,000,000
Average balance during the quarter	$54,076,923	$41,184,783
Maximum amount outstanding at any month-end	$51,000,000	$41,000,000
Average interest rate during the quarter	3.00%	2.05%
Average interest rate at quarter-end	3.02%	2.08%

Junior Subordinated Debentures; Trust Preferred Securities

The Bank issued a $10 million Junior Subordinated Debenture in December 2002, and in December 2003 and March 2005, we issued additional Junior Subordinated Debentures in an amount of $15.46 million and $20.62 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I and Wilshire Statutory Trust II), our wholly owned subsidiaries, which in turn issued trust preferred securities of $15 million and $20 million, respectively.

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 6.57% at June 30, 2005, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, the Company was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of $15.46 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 6.27% at June 30, 2005, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($619,000) and issued the 2005 Junior Subordinated Debenture (the “2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s 2005 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the 2005 debenture and related trust preferred securities was 5.21% at June 30, 2005, which adjusts quarterly to the three-month LIBOR plus 1.79%. The 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

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

The final rule provides a transition period for bank holding companies to come into compliance with these new capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies will have until June 30, 2009 (an extension of the June 30, 2007 transition period under the proposed rule) to come into compliance with the final rule’s capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule.

Under the final rule, as of June 30, 2005, Wilshire Bancorp would have been able to count $33.7 million of total trust preferred securities as Tier 1 capital, leaving $1.3 million as Tier 2 capital.

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004. Information concerning interest rate risk management is set forth under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at June 30, 2005 and December 31, 2004 totaled approximately $277.1 million and $205.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 19.0% and 16.3% at June 30, 2005 and December 31, 2004, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of June 30, 2005, our borrowing capacity from the FHLB was about $331.4 million and the outstanding balance was $51 million, or approximately 15.4% of our borrowing capacity. We also maintain a guideline to purchase up to $10 million in federal funds with Union Bank of California.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information regarding regulatory capital requirements.

At June 30, 2005, total shareholders’ equity increased to $100.9 million from $88.3 million at December 31, 2004, representing an increase of $12.6 million, primarily from internally generated operating income ($12.8 million), increased by stock option exercises ($429,000 proceeds from stock option exercises and the $ 1.7 million in tax benefits therefrom) and decreased by the cash dividend of $2.3 million, which was declared during the first half of 2005.

In addition, during the first quarter of 2005, we issued $20.6 million in Junior Subordinated Debentures to Wilshire Statutory Trust II, our wholly owned subsidiary, which in turn issued the trust preferred securities of $20 million and we subsequently infused $14 million as additional equity capital to the Bank. As a result, our Tier I capital and Tier 2 capital increased further by $18.7 million and $1.3 million. For the Bank level, the Tier 1 capital also increased by $14 million with the capital infusion. See “Deposits and Other Sources of Funds” for further discussion regarding the subordinated debentures and the trust preferred securities.

As of June 30, 2005, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

			Actual ratios for the Company as of:
Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately- Capitalized Standards	June 30, 2005	December 31, 2004	June 30, 2004
Total capital to risk-weighted assets	10%	8%	13.33%	11.95%	11.74%
Tier I capital to risk-weighted assets	6%	4%	11.29%	9.87%	8.00%
Tier I capital to adjusted average assets	5%	4%	9.59%	8.35%	6.94%

			Actual ratios for the Company as of:
Wilshire State Bank	Regulatory Well-Capitalized Standards	Regulatory Adequately-Capitalized Standards	June 30, 2005	December 31, 2004	June 30, 2004

Total capital to risk-weighted assets	10%	8%	12.89%	11.92%	11.74%
Tier I capital to risk-weighted assets	6%	4%	10.95%	9.84%	8.00%
Tier I capital to adjusted average assets	5%	4%	9.29%	8.33%	6.94%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (“ALCO”), which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities. To that end, we actively monitor and manage interest rate risk exposures.

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At June 30, 2005, we were asset-sensitive, with a positive cumulative one-year gap of $171.1 million, or 11.7% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in the past three years. At June 30, 2005, we intentionally maintained a three-month positive gap of $378.1 million, or 26.0% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2005
	Amounts Subject to Repricing Within

Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,032,584	$15,510	$40,145	$44,939	$1,133,178
Investment securities	19,834	25,865	98,580	1,960	146,239
Federal funds sold and cash equivalents agreement to resell	77,986	—	—	—	77,986
Interest-earning deposits	3	—	—	—	3
Total	$1,130,407	$41,375	$138,725	$46,899	$1,357,406

Interest-bearing liabilities:
Savings deposits	22,496	—	—	—	22,496
Time deposits of $100,000 or more	341,992	185,979	1,612	—	529,583
Other time deposits	42,650	51,420	11,692	6	105,768
Other interest-bearing deposits	284,044	—	—	—	284,044
Other borrowings demand deposits	15,000	11,000	25,000	—	51,000
Subordinated debentures	46,083	—	—	—	46,083
Total	$752,265	$248,399	$38,304	$6	$1,038,974

Interest rate sensitivity gap	$378,142	($207,023)	$100,420	$46,893	$318,432
Cumulative interest rate sensitivity gap	$378,142	$171,118	$271,538	$318,432
Cumulative interest rate sensitivity gap ratio (based on total assets)	25.95%	11.74%	18.64%	21.85%

1Excludes the gross amount of non-accrual loans of approximately $7.8 million at June 30, 2005.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2005. All assets presented in this table are held-to-maturity or available-for-sale. At June 30, 2005, we had no trading securities:

(Dollars in Thousands) Change (in Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
+200	83,112	15.3%	221,864	13.2%
+100	76,511	6.1%	209,971	7.2%
0	72,098	—	195,931	—
-100	68,399	-5.1%	177,684	-9.3%
-200	61,663	-14.5%	157,035	-19.9%

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

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we were positively gapped by $171.1 million for a time horizon of one year, as of June 30, 2005. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

We believe that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and consider them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit the purchase of rate caps and floors, and engage in interest rate swaps, although we have not yet engaged in either of these activities, other than an interest rate swap agreement arranged in September 2003 on the notional amount of $3.0 million and subsequently terminated without any gain or loss by mutual agreement between us and a brokerage company in January 2004.

Item 4. Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($619,000) and issued the 2005 Junior Subordinated Debenture (the “2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s 2005 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the 2005 debenture and related trust preferred securities was 5.21% at June 30, 2005, which adjusts quarterly to the three-month LIBOR plus 1.79%. The 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010. The issuance of the trust preferred securities and the 2005 debenture was made in private placement in reliance upon the exemption from compliance with the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act and applicable state securities law exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 25, 2005, the following persons were elected as our Class I directors to serve three year terms expiring at the 2008 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

•	Steven Koh (23,563,416 votes in favor; 423,158 votes withheld)
•	Gapsu Kim (23,531,407 votes in favor; 455,167 votes withheld)
•	Fred Mautner (23,442,944 votes in favor; 543,630 votes withheld)
•	Donald Byun (23,447,113 votes in favor; 539,461 votes withheld)

In addition to the foregoing, the terms of the following directors continued after the Annual Meeting:

Class II

•	Mel Elliot
•	Richard Lim
•	Harry Siafaris

Class III

•	Soo Bing Min
•	Larry Greenfield, M.D.
•	Kyu-Kyun Kim
•	Young Hi Pak

Item 5. Other Information

On August 1, 2005, we entered into a stock purchase agreement with the shareholders of Liberty Bank of New York (“Liberty Bank”) to acquire all of the outstanding stock of Liberty Bank for approximately $15.7 million subject to adjustment immediately prior to closing.  The agreement contemplates that the purchase price will be payable 60% in cash and 40% in our restricted common stock. However, prior to closing, at our option, we may modify the form of consideration so that a higher percentage (up to 100%) of the purchase price may be paid in cash. Under the terms of the agreement, in no event will the number of shares of our common stock issued as consideration exceed 650,000 shares. The value of the shares of our common stock, if any, comprising the purchase price will be based on the average closing sales prices of our common stock as reported by the NASDAQ National Market System for the 20 consecutive trading days ending on the last business day prior to the closing date.

The definitive purchase price will be increased or decreased to the extent the shareholders’ equity of Liberty Bank immediately prior to closing is greater or less than $8,800,000, respectively. In addition, the purchase price will be decreased to the extent any increase in the allowance of loan and lease losses on the books of Liberty Bank is deemed appropriate by the Superintendent of Banks of the State of New York Banking Department or the FDIC, but in no event will such adjustment be less than the amount required to increase the allowance to $600,000.

The transactions contemplated by the agreement are anticipated to close in the fourth quarter of 2005 and will be subject to certain conditions, including regulatory approvals from the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve, and the California Department of Financial Institutions. The agreement contemplates that Liberty Bank will be merged into Wilshire State Bank, our wholly-owned subsidiary.

The shares to be issued pursuant to the agreement will be issued as restricted securities under an exemption pursuant to Section 4(2) under the Securities Act of 1933.

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

WILSHIRE BANCORP, INC.

Date: August 9, 2005	By:	/s/ Brian E. Cho
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