Form 10-Q
period 2005-09-30
WILSHIRE BANCORP INC
filed 2005-11-09
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________________________

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The number of shares of Common Stock of the registrant outstanding as of October 31, 2005 was 28,585,640.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$59,397,952	$53,903,163
Federal funds sold and other cash equivalents	100,000,000	45,000,000
Cash and cash equivalents	159,397,952	98,903,163

Interest-bearing deposits in other financial institutions	2,959	2,573
Securities available for sale - at fair value (amortized cost of $127,591,968 and
$86,121,349 at September 30, 2005 and December 31, 2004, respectively)	126,797,896	85,712,485
Securities held to maturity - at amortized cost (fair value of $24,706,904 and
$29,161,100 at September 30, 2005 and December 31, 2004, respectively)	24,881,133	29,262,188
Interest only strip - at fair value (amortized cost of $1,549,082
and $1,550,444 at September 30, 2005 and December 31, 2004, respectively)	1,557,307	1,494,176
Loans held for sale, at the lower of cost or market	20,776,780	21,144,128
Loans receivable, net of allowance for loan losses of $13,550,664 and $11,111,092
at September, 30, 2005 and December 31, 2004, respectively	1,154,837,849	988,468,142
Bank premises and equipment, net	8,723,940	5,479,776
Federal Home Loan Bank stock	6,111,600	4,371,500
Accrued interest receivable	6,163,549	3,867,005
Other real estate owned, net	156,400	—
Deferred income taxes - net	7,001,694	4,839,346
Servicing asset	4,769,203	4,373,974
Due from customers on acceptances	2,971,382	2,041,023
Cash surrender value of life insurance	14,955,763	11,536,476
Other assets	6,730,124	4,145,368

TOTAL	$1,545,835,531	$1,265,641,323

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits
Noninterest-bearing	$312,890,363	$273,940,106
Interest-bearing:
Savings	25,398,694	22,946,077
Time deposits of $100,000 or more	584,232,530	448,526,610
Other time deposits	123,264,042	115,728,483
Money markets and NOWs	253,678,390	237,564,098
Total deposits	1,299,464,019	1,098,705,374

Federal Home Loan Bank borrowings	61,000,000	41,000,000
Junior subordinated debentures	61,547,000	25,464,000
Accrued interest payable	4,800,227	2,891,707
Acceptances outstanding	2,971,382	2,041,023
Other liabilities	9,254,025	7,231,601

Total liabilities	1,439,036,653	1,177,333,705

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 28,585,640 and 28,142,470 shares at
September 30, 2005 and December 31, 2004, respectively	41,079,050	38,926,430
Accumulated other comprehensive loss	(455,796)	(223,703)
Retained earnings	66,175,624	49,604,891
Total shareholders’ equity	106,798,878	88,307,618

TOTAL	$1,545,835,531	$1,265,641,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

INTEREST INCOME:
Interest and fees on loans	$23,426,039	$14,836,911	$62,435,585	$39,448,958
Interest on investment securities and deposits in other financial institutions	1,332,561	821,288	3,351,560	2,209,160
Interest on federal funds sold and other cash equivalents	505,406	266,944	1,476,930	525,102
Interest on commercial paper	14,573	—	81,707	—
Total interest income	25,278,579	15,925,143	67,345,782	42,183,220

INTEREST EXPENSE:
Deposits	7,828,519	4,312,714	19,474,943	11,150,356
Interest on other borrowings	1,124,039	498,933	2,936,730	1,276,079
Total interest expense	8,952,558	4,811,647	22,411,673	12,426,435

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	16,326,021	11,113,496	44,934,109	29,756,785

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	1,250,000	1,450,000	2,470,000	3,016,711

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,076,021	9,663,496	42,464,109	26,740,074

NONINTEREST INCOME:
Service charges on deposit accounts	1,973,371	1,892,169	5,507,777	5,548,730
Gain on sale of loans	2,162,483	2,730,952	5,674,414	6,902,066
Loan-related servicing income	475,211	590,129	1,605,961	1,763,441
Loan referral fees	—	—	118,217	99,520
Loan packaging fees	101,971	64,317	299,737	324,361
Income from other earning assets	223,798	175,223	636,262	476,313
Other income	188,809	494,083	836,386	1,092,203
Total noninterest income	5,125,643	5,946,873	14,678,754	16,206,634

NONINTEREST EXPENSES:
Salaries and employee benefits	4,924,298	3,709,045	13,617,124	10,385,656
Occupancy and equipment	893,344	711,130	2,496,192	1,996,194
Data processing	473,461	454,921	1,431,679	1,228,322
Loan referral fees	343,860	292,997	913,048	896,621
Professional fees	78,908	332,798	633,497	752,433
Directors’ fees	130,650	123,550	368,000	332,100
Office supplies	235,413	137,723	478,023	383,296
Advertising and promotional	163,763	175,972	552,317	378,697
Communications	122,987	82,000	329,599	244,551
Deposit insurance premiums	38,364	32,865	113,687	95,244
Outsourced service for customers	415,014	361,061	1,071,714	985,625
Other operating	539,806	714,026	1,725,361	1,594,455
Total noninterest expenses	8,359,868	7,128,088	23,730,241	19,273,194

INCOME BEFORE INCOME TAX PROVISION	11,841,796	8,482,281	33,412,622	23,673,514

INCOME TAX PROVISION	4,662,999	3,382,000	13,412,195	9,405,000

NET INCOME	$7,178,797	$5,100,281	$20,000,427	$14,268,514

EARNINGS PER SHARE
Basic	$0.25	$0.18	$0.70	$0.52

Diluted	$0.25	$0.18	$0.69	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004

Net income	$7,178,797	$5,100,281	$20,000,427	$14,268,514
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale and interest-only strip:
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax benefit of $94,319 for the three months ended September 30, 2005 and net of tax expense of $335,648 for the three months ended September 30, 2004, net of tax benefit of $161,789 for the nine months ended September 30, 2005 and
net of tax benefit of $165,562 for the nine months ended September 30, 2004	(130,250)	463,514	(223,423)	(228,632)
Unrealized holding gains (losses) on interest only strips arising during period, net of tax benefit of $26,752 for the three months ended September 30, 2005 and net of tax expense of $35,157 for the three months ended September 30, 2004, net of tax benefit of $6,278 for the nine months ended September 30, 2005 and
net of tax benefit of $101,346 for the nine months ended September 30, 2004	(36,943)	34,197	(8,669)	(57,206)
Unrealized holding gains on interest rate SWAP arising during period,
net of tax expense of $25,308 for the nine months ended September 30, 2004				37,962
Other comprehensive income (loss), net of tax:	(167,193)	497,711	(232,092)	(247,876)
Comprehensive income	$7,011,604	$5,597,992	$19,768,335	$14,020,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,000,427	$14,268,514
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts	(20,432)	237,155
Depreciation of premises & equipment	724,692	577,390
Provision for losses on loans and loan commitments	2,470,000	3,016,711
Deferred tax provision (benefit)	(2,073,725)	(352,122)
Loss (gain) on disposition of bank premises, equipment and securities	902	(4,706)
Gain on sale of loans	(5,674,414)	(6,902,066)
Origination of loans held for sale	(114,028,588)	(78,155,201)
Proceeds from sale of loans held for sale	120,070,351	67,387,602
Gain on sale of AFS securities	—	(271,891)
Impairment of servicing asset	78,731	—
Loss on sale of other real estate owned	8,607	3,967
Tax benefit from exercise of stock options	1,724,074	8,841,664
Change in cash surrender value of life insurance	(419,286)	(333,320)
Servicing assets capitalization	(1,546,218)	(1,503,058)
Servicing assets amortization	1,072,258	721,606
Decrease (increase) in interest-only strip	1,363	(767,348)
Increase in accrued interest receivable	(2,296,544)	(886,457)
Increase in other assets	(2,584,757)	(2,764,453)
Dividends of FHLB stock	(147,800)	(80,800)
Increase in accrued interest payable	1,908,520	644,703
Increase (decrease) in other liabilities	790,061	(2,968,434)

Net cash provided by operating activities	20,058,222	709,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	(386)	198,990
Purchases of investment securities available for sale	(96,873,454)	(40,854,028)
Purchases of investment securities held to maturity	(1,999,000)	(8,987,338)
Proceeds from matured securities and principal repayment (AFS)	55,406,809	31,997,686
Proceeds from principal repayment, matured or called securities (HTM)	6,396,512	6,100,000
Net increase in loans receivable	(169,215,370)	(210,359,376)
Proceeds from sale of other loans	—	11,307,787
Proceeds from sale of other real estate owned	299,593	373,233
Purchases of premises and equipment	(3,969,759)	(1,109,647)
Proceeds from redemption of FHLB stock	54,400	—
Purchase of FHLB stock	(1,646,700)	(2,687,900)
Purchases of Bank Owned Life Insurance	(3,000,000)	—
Proceeds from disposition of bank equipment	—	1,036

Net cash used in investing activities	(214,547,355)	(214,019,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	200,758,645	190,772,455
Increase in Federal Home Loan Bank borrowing	20,000,000	16,000,000
Increase in junior subordinated debentures	36,083,000	—
Payment of cash dividend	(2,286,269)	—
Proceeds from exercise of stock options	428,546	1,764,079

Net cash provided by financing activities	254,983,922	208,536,534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,494,789	(4,773,567)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903,163	112,486,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,397,952	$107,712,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$20,503,152	$11,781,732
Income taxes paid	$14,280,178	$5,775,000
NONCASH INVESTING AND FINANCING ACTIVITIES
Cash dividend declared, but not paid	$1,143,426
Transfer of loans to OREO	$464,600

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

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 16 full-service Bank branch offices in Southern California and Texas. We also have nine loan production offices nationwide utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company (the Bank for periods prior to August 25, 2004) and its wholly owned subsidiary. The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of September 30, 2005 and December 31, 2004, the related statements of operations and comprehensive income for the three months and nine months ended September 30, 2005 and 2004, and the statements of cash flows for the nine months ended September 30, 2005 and 2004. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for the specified periods.

	Three months ended September 30, 2005			Three months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$7,178,797	28,580,640	$0.25	$5,100,281	28,045,290	$0.18
Effect of dilution	—	345,590	(0.00)	—	657,842	(0.00)
Diluted EPS	$7,178,797	28,926,230	$0.25	$5,100,281	28,703,132	$0.18

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$20,000,427	28,528,499	$0.70	$14,268,514	27,456,010	$0.52
Effect of dilution	—	377,941	(0.01)	—	982,159	(0.02)
Diluted EPS	$20,000,427	28,906,440	$0.69	$14,268,514	28,438,169	$0.50

There were 158,450 anti-dilutive stock options excluded from the calculation above for the three months and nine months ended September 30, 2005 for which the exercise price exceeded the average market price of the Company’s common stock during the period. No such options were outstanding for the three months and nine months ended September 30, 2004.

Note 4. Goodwill and Other Intangible Assets

The Company’s identifiable intangible assets that are subject to amortization, loan servicing rights, were $4,769,203 and $4,064,135 (net of $1,599,212 and $1,281,646 accumulated amortization, respectively) as of September 30, 2005 and 2004, respectively. Amortization expense for intangible assets subject to amortization was $417,725 and $207,404 for the three months ended September 30, 2005 and 2004, respectively, and it is estimated that it will be approximately $953,840 annually for the next five fiscal years. The Company did not have any material unidentifiable assets as of September 30, 2005 and 2004.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three months ended September 30, 2005				Three months ended September 30, 2004
Business Segment	Banking Operations	TFD	SBA	Company	Banking Operations	TFD	SBA	Company
Net interest income	$11,787	$838	$3,704	$16,326	$8,112	$517	$2,485	$11,114
Less provision for loan losses	712	3	535	1,250	294	841	315	1,450
Non-interest income	2,358	509	2,257	5,126	2,575	467	2,904	5,946
Net revenue	13,433	1,341	5,428	20,202	10,393	143	5,074	15,610
Non-interest expenses	6,925	196	1,240	8,360	5,944	162	1,022	7,128
Income before taxes	$6,508	$1,145	$4,188	$11,842	$4,449	$(19)	$4,052	$8,482
Business segment assets	$1,326,970	$53,793	$165,073	$1,545,836	$1,024,979	$44,550	$142,372	$1,211,901

(Dollars in Thousands)	Nine months ended September 30, 2005				Nine months ended September 30, 2004
Business Segment	Banking Operations	TFD	SBA	Company	Banking Operations	TFD	SBA	Company
Net interest income	$32,917	$2,230	$9,787	$44,934	$21,625	$1,322	$6,810	$29,757
Less provision for loan losses	2,068	(201)	603	2,470	1,878	1,234	(95)	3,017
Non-interest income	7,079	1,379	6,221	14,679	7,195	1,389	7,623	16,207
Net revenue	37,928	3,810	15,405	57,143	26,942	1,477	14,528	42,947
Non-interest expenses	19,760	647	3,323	23,730	16,079	516	2,678	19,273
Income before taxes	$18,168	$3,163	$12,082	$33,413	$10,863	$961	$11,850	$23,674
Business segment assets	$1,326,970	$53,793	$165,073	$1,545,836	$1,024,979	$44,550	$142,372	$1,211,901

Note 6. Stock Option Plan

During 1997, the Company established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In addition, the outstanding stock options granted under the Bank’s 1990 stock option plan were transferred to this new plan. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of September 30, 2005, 857,112 shares were outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

For the third quarter of 2005, options to purchase 30,000 shares in total were granted, whereas 4,000 stock options were granted in the same period of 2004. The average estimated fair value of options granted during 2005 was $1.98. The fair value was estimated on the date of grant using the Black−Scholes option pricing model under the following assumptions−dividend yield of 1.16%, expected volatility of 25.3%, average expected life of 2 years and average risk free interest rate of 3.25%. Had compensation costs for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2004 and 2005 would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income - as reported	$7,178,797	$5,100,281	$20,000,427	$14,268,514

Deduct: Total stock-based employee compensation expenses determined under fair value-based method for all awards - net of related tax effects	(40,974)	(45,653)	(106,539)	(111,398)
Pro forma net income	$7,137,823	$5,054,628	$19,893,888	$14,157,116
Earnings per share:
Basic - as reported	$0.25	$0.18	$0.70	$0.52
Basic - pro forma	$0.25	$0.18	$0.70	$0.52

Diluted - as reported	$0.25	$0.18	$0.69	$0.50
Diluted - pro forma	$0.25	$0.18	$0.69	$0.50

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing properties. Commitments at September 30, 2005 are summarized as follows:

Commitments to extend credit	$99,403,000
Standby letters of credit	$2,808,000
Commercial letters of credit	$13,010,000

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. We are not currently engaged in such activities.

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

Note 8. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Thus, the Company is required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. Alternatively, the Company may apply the “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption SFAS No. 154 to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

Note 9. Acquisition of Liberty Bank

On August 1, 2005, we entered into a stock purchase agreement with the shareholders of Liberty Bank of New York (“Liberty Bank”) to acquire all of the outstanding stock of Liberty Bank for approximately $15.7 million subject to adjustment immediately prior to closing.  Liberty Bank had approximately $ 52 million in total assets as of September 30, 2005. The agreement contemplates that the purchase price will be payable 60% in cash and 40% in our restricted common stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and our financial condition as of December 31, 2004 and September 30, 2005. All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q. Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”  “should,”  “could,”  “predict,”  “potential,”  “believe,”  “expect,”  “anticipate,”  “seek,”  “estimate,”  “intend,”  “plan,”  “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004, including the following:

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and nine months ended September 30, 2005 and 2004. All per share amounts have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operations results of the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
	(Dollars in thousands, except per share data)
	2005	2004	2005	2004
Net income	$7,179	$5,100	$20,000	$14,269
Net income per share, basic	0.25	0.18	0.70	0.52
Net income per share, diluted	0.25	0.18	0.69	0.50
Net interest income	16,326	11,113	44,934	29,757
Average balances:
Assets	1,468,264	1,223,991	1,391,433	1,109,718
Cash and cash equivalents	119,738	130,534	126,060	110,316
Investment securities	139,564	95,468	123,927	85,731
Net loans	1,145,588	945,462	1,086,350	867,439
Total deposits	1,247,913	1,053,405	1,182,330	955,364
Shareholders’ equity	104,974	80,783	98,923	73,175
Performance Ratios:
Annualized return on average assets	1.96%	1.67%	1.92%	1.71%
Annualized return on average equity	27.35%	25.25%	26.96%	26.00%
Net interest margin	4.84%	3.97%	4.67%	3.91%
Efficiency ratio[1]	38.97%	41.78%	39.81%	41.93%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.71%	8.03%
Tier 1 capital to risk-weighted assets	11.66%	9.84%
Total capital to risk-weighted assets	14.81%	12.01%

Period-end balances as of:	September 30, 2005	December 31, 2004	September 30, 2004
Total assets	$1,545,836	$1,265,641	$1,211,901
Investment securities	151,679	114,975	99,807
Total loans, net of unearned income	1,189,165	1,020,723	972,829
Total deposits	1,299,464	1,098,705	1,047,289
Junior subordinated debentures	61,547	25,464	25,464
FHLB borrowings	61,000	41,000	45,000
Shareholders’ equity	106,799	88,307	83,368
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.01%	0.05%	0.05%
Nonperforming loans to total loans	0.33%	0.26%	0.31%
Nonperforming assets to total loans and other real estate owned	0.34%	0.26%	0.31%
Allowance for loan losses to total loans	1.14%	1.09%	1.14%
Allowance for loan losses to nonperforming loans	344%	412%	370%

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

We operate as a community bank in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

At September 30, 2005, we had approximately $1.55 billion in assets, $1.19 billion in total loans, and $1.30 billion in deposits.

We also have expanded and diversified our business growth by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 16 branch offices and 9 loan production offices. In 2005, we opened three branch offices - two in Southern California and the other in Texas (Dallas) - and four loan production offices nationwide - one in Colorado, one in Georgia, one in Texas, and the other in New York. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

The Bank issued a $10 million Junior Subordinated Debenture in December 2002. In December 2003, March 2005 and September 2005, we issued additional Junior Subordinated Debentures in an amount of $15.5 million, $20.6 million, and $15.5 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I, Wilshire Statutory Trust II and Wilshire Statutory Trust III), our wholly owned subsidiaries, which in turn issued trust preferred securities of $15.0 million, $20.0 million and $15.0 million, respectively. We believe that the supplemental capital, raised in connection with the issuance of these debentures and trust preferred securities, has allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. We believe that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

Third Quarter 2005 Key Performance Indicators

We believe the following were key indicators of our performance during the third quarter of 2005:

•	Our total assets grew to $1.55 billion at the end of the third quarter of 2005, an increase of 22.1% from $1.27 billion at the end of 2004.

•	Our total deposits grew to $1.30 billion at the end of the third quarter of 2005, an increase of 18.3% from $1.10 billion at the end of 2004.

•	Our total loans grew to $1.19 billion at the end of the third quarter of 2005, an increase of 16.5% from $1.02 billion at the end of 2004.

•
We maintained the level of non-performing loans reasonably low although our ratio of total non-performing loans to total loans slightly increased to 0.33% at the end of the third quarter of 2005 from 0.26% at the end of 2004.

•
Total noninterest income decreased to $5.1 million in the third quarter of 2005 from $5.9 million in the third quarter of 2004. Such decrease was primarily attributable to the fact that we had no sales of unguaranteed SBA loans in the third quarter of 2005, compared to a gain of $235,110 on such sales in the third quarter of 2004.

•
Total noninterest expense increased from $7.1 million in the third quarter of 2004 to $8.4 million in the third quarter of 2005, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were maintained at low rate of 0.57% and 0.58% in the third quarter of 2005 and 2004, respectively. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 41.78% in the third quarter of 2004 to 38.97% in the third quarter of 2005.

These items, as well as other factors, contributed to the increase in net income for the third quarter of 2005 to $7.2 million, or $0.25 per diluted common share, from $5.1 million, or $0.18 per diluted common share, in the third quarter of 2004.

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

Although interest rates decreased in 2003, 2002 and 2001, compressing our interest margins, we continued to exhibit growth in net interest income. As interest rates increased since June 2004, our yield on earning assets increased. Should interest rates increase further, our yield on earning assets will likely increase further although we cannot be certain as to the extent of such increases, if any. If interest rates continue to increase, we will decide whether to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in certain marketing programs to attempt to achieve a desirable net interest margin. Any increases in the rates we charge our customers could have an adverse effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. The economic indicators suggest that the national economy and the economies in our primary market areas are expanding in recent two years.

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

Our significant accounting policies are described in greater detail in our 2004 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of financial condition and result of operations” and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2005.

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

Average interest-earning assets increased by 20.5% to $1.4 billion in the third quarter of 2005, as compared with $1.1 billion in the same quarter of 2004.  Average net loans also increased by 21.2% to $1.1 billion in the third quarter of 2005, as compared with $945.5 million in the same quarter of 2004. For the first nine months of 2005, average interest-earning assets and average net loans also increased to $1.3 billion and $1.1 billion, respectively, as compared with $1.0 billion and $864.4 million for the prior year’s same period. The FRB has raised the Fed Funds target rate by an aggregate of 200 basis points since September 2004, giving us additional benefits on yields on our earning assets, most of which bear variable interest rates. The average yields on interest-earning assets increased to 7.49% for the third quarter of 2005, as compared with 5.69% for the prior year’s same period. This increase of interest-earning assets and their yields significantly increased our total interest income by 58.7% to $25.3 million for the third quarter of 2005, as compared with $15.9 million for the prior year’s same period. For the first nine months of 2005, total interest income increased to $67.3 million from $42.2 million for the prior year’s same period and average yields on interest-earning assets increased to 7.00% for the first nine months of 2005, as compared with 5.54% for the prior year’s same period.

Our average interest-bearing deposit portfolio increased by 19.6% to $947.6 million in the third quarter of 2005, as compared with $792.4 million in the same quarter of 2004. We increased other borrowings by $52,000,000 over the last 12 months (see “Financial Condition-Deposits and Other Sources of Funds” below). Therefore, average interest-bearing liabilities also increased by 20.4% to $1.0 billion in the third quarter of 2005, as compared with $870.0 million in the same quarter of 2004. For the first nine months of 2005, our average interest-bearing deposit portfolio and average interest-bearing liabilities increased to $996.8 million and $900.9 million, respectively, as compared with $779.0 million and $708.9 million for the prior year’s same period. The FRB’s rate increases also increased our average interest rate paid for interest-bearing liabilities to 3.42% for the third quarter of 2005 and 3.00% for the first nine months of 2005 from 2.21% and 2.13% for the prior year’s same periods. Due to the volume increase of interest-bearing liabilities together with the interest rate increase, total interest expense increased to $9.0 million for the third quarter of 2005 and to $22.4 million for the first nine months of 2005, as compared with $4.8 million and $12.4 million for the prior year’s same periods. Since the end of the third quarter last year, the FRB raised its overnight lending rate eight times by an aggregate 200 basis points to 3.75% as of September 30, 2005. The Wall Street Journal Prime Rate correspondingly increased to 6.75% as of September 30, 2005. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest income because more earning assets were immediately repriced than interest-bearing deposits. Although we price deposits competitively with the goal to continue to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The combined result of our growth and the interest rate increases was an increase in our net interest income. Net interest income increased to $16.3 million in the third quarter of 2005 and to $44.9 million for the first nine months of 2005 as compared with $11.1 million and $29.8 million for the prior year’s same periods, representing an increase of 46.9% and 51.0%, respectively. Due mainly to the positive impact of the FRB’s rate increases on our asset-sensitive position, our net interest margin increased to 4.84% and 4.67% respectively, for the third quarter and the first nine months of 2005, as compared with 3.97% and 3.91%, respectively, for the prior year’s same periods. The net interest spread also improved to 4.07% and 4.00% for the third quarter and first nine months of 2005, respectively, from 3.47% and 3.41%, respectively, for the prior year’s same periods.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

			For the Quarter Ended September 30,
		2005			2004
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield

Assets: Interest-earning assets:
Net loans[1]	$1,145,588	$23,426	8.18%	$945,462	$14,837	6.28%
Securities of U.S. government agencies	133,224	1,266	3.80%	86,245	675	3.13%
Other investment securities	6,340	67	4.21%	9,223	112	4.83%
Commercial paper	1,476	15	3.95%	—	—	0.00%
Overnight investments	56,862	453	3.19%	71,237	267	1.50%
Money market preferred securities	6,706	52	3.10%	8,313	34	1.65%
Interest-earning deposits	3	—	17.12%	17	—	3.74%
Total interest-earning assets	1,350,199	25,279	7.49%	1,120,497	15,925	5.69%
Cash and due from banks	61,399			59,297
Other assets	56,666			44,197
Total assets	$1,468,264			$1,223,991
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$230,776	$1,700	2.95%	$222,867	$1,084	1.95%
Super NOW deposits	21,823	50	0.92%	22,498	44	0.79%
Savings deposits	22,915	42	0.72%	27,058	50	0.75%
Time certificates of deposit in denominations of $100,000 or more	562,434	5,158	3.67%	398,934	2,370	2.38%
Other time deposits	109,603	879	3.21%	121,036	765	2.53%
Total interest bearing deposits	947,551	7,829	3.30%	792,393	4,313	2.18%
Other borrowings	99,772	1,124	4.51%	77,584	499	2.57%
Total interest-bearing liabilities	1,047,323	8,953	3.42%	869,977	4,812	2.21%
Non-interest bearing deposits	300,362			261,011
Total deposits and other borrowings	1,347,685			1,130,988
Other liabilities	15,605			12,220
Shareholders’ equity	104,974			80,783
Total liabilities and shareholders’ equity	$1,468,264			$1,223,991
Net interest income		$16,326			$11,113
Net interest spread[2]			4.07%			3.47%
Net interest margin[3]			4.84%			3.97%

___________________________

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,393 and $760 for the quarters ended September 30, 2005 and 2004, respectively, and approximately $3,577 and $2,131for the nine months ended September 30, 2005 and 2004, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

			For the Nine Months Ended September 30,
		2005			2004
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield

Assets: Interest-earning assets:
Net loans[1]	$1,086,350	$62,436	7.66%	$867,439	$39,449	6.06%
Securities of U.S. government agencies	118,059	3,162	3.57%	72,238	1,639	3.02%
Other investment securities	5,868	188	4.28%	13,494	509	5.03%
Commercial paper	3,152	82	3.46%	0	0	0.00%
Overnight Investments	65,183	1,368	2.80%	56,377	525	1.24%
Money market preferred securities	5,051	109	2.88%	5,251	59	1.51%
Interest-earning deposits	3	1	47.12%	88	2	2.52%
Total interest-earning assets	1,283,666	67,346	7.00%	1,014,887	42,183	5.54%
Cash and due from banks	57,725			53,939
Other assets	50,042			40,892
Total assets	$1,391,433			$1,109,718
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$233,910	$4,508	2.57%	$186,711	$2,593	1.85%
Super NOW deposits	21,477	130	0.81%	21,094	121	0.77%
Savings deposits	23,345	127	0.72%	27,131	151	0.74%
Time certificates of deposit in denominations of $100,000 or more	512,576	12,335	3.21%	356,424	6,051	2.26%
Other time deposits	109,546	2,375	2.89%	117,495	2,234	2.54%
Total interest bearing deposits	900,854	19,475	2.88%	708,855	11,150	2.10%
Other borrowings	95,914	2,937	4.08%	70,100	1,276	2.43%
Total interest-bearing liabilities	996,768	22,412	3.00%	778,955	12,426	2.13%
Non-interest bearing deposits	281,476			246,509
Total deposits and other borrowings	1,278,244			1,025,464
Other liabilities	14,266			11,079
Shareholders’ equity	98,923			73,175
Total liabilities and shareholders’ equity	$1,391,433			$1,109,718
Net interest income		$44,934			$29,757
Net interest spread[2]			4.00%			3.41%
Net interest margin[3]			4.67%			3.91%

___________________________

1 Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,393 and $760 for the quarters ended September 30, 2005 and 2004, respectively, and approximately $3,577 and $2,131 for the nine months ended September 30, 2005 and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those loans placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended September 30, 2005 vs. 2004 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2005 vs. 2004 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income: Net loans[1]	$3,532	5,057	$8,589	$11,240	11,747	$22,987
Securities of U.S. government agencies	424	167	591	1,185	338	1,523
Other investment securities	(32)	(13)	(45)	(253)	(68)	(321)
Commercial paper	15	0	15	82	0	82
Overnight investments	(63)	249	186	93	750	843
Money market preferred securities	(8)	26	18	(2)	52	50
Interest-earning deposits	0	0	0	(3)	2	(1)
Total interest income	3,868	5,486	9,354	12,342	12,821	25,163

Interest expense:
Money market deposits	$40	576	$616	756	1,160	$1,916
Super NOW deposits	(1)	7	6	2	7	9
Savings deposits	(8)	(1)	(9)	(21)	(4)	(25)
Time certificates of deposit in denominations of $100,000 or more	1,198	1,590	2,788	3,218	3,066	6,284
Other time deposits	(77)	192	115	(158)	299	141
Other borrowings	172	453	625	582	1,079	1,661
Total interest expense	1,324	2,817	4,141	4,379	5,607	9,986

Change in net interest income	$2,544	$2,669	$5,213	$7,963	$7,214	$15,177

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

We respond to potential loan losses proactively by identifying problem loans in a timely manner and by taking immediate actions to successfully curb increases in the level of non-performing assets (see “Financial Condition-Nonperforming Assets” below for further discussion) and reduced net charge-offs. Despite continued loan growth, our low charge-offs and recoveries of the previously charged-off loans reduced our provision for loan losses to $1.3 million in the third quarter of 2005, as compared to the $1.5 million for the prior year’s third quarter. The provision for loan losses in the first nine months of 2005 decreased to $2.5 million, as compared with $3.0 million in the first nine months of 2004. The 2004 provision was abnormally high due to the adjustment to the reserve for off-balance-sheet items caused by the application of the higher calculated loss migration ratio to off-balance-sheet items since the first quarter of 2004. We provided a $456,000 reserve for the credit risk of off-balance sheet items in the first nine months of 2004, as compared with $89,000 in the first nine months of 2005. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Financial Condition-Allowance for Loan Losses” below.

___________________________

1  Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,393 and $760 for the quarters ended September 30, 2005 and 2004, respectively, and approximately $3,577 and $2,131 for the nine months ended September 30, 2005 and 2004, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Noninterest Income

Total noninterest income decreased to $5.1 million in the third quarter of 2005 and $14.7 million for the first nine months of 2005, as compared with $5.9 million and $16.2 million, respectively, for the prior year’s same periods. Noninterest income as a percentage of average assets decreased to 0.35% and 1.05%, respectively, for the third quarter and the first nine months of 2005 from 0.49% and 1.46% for the prior year’s same periods. These decreases were primarily due to the decrease in gains from loan sales discussed below. We currently earn non-interest income from various sources, including an income stream provided by BOLI in the form of an increase in cash surrender value.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For Three Months Ended September 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,973	38.5%	$1,892	31.8%
Gain on sale of loans	2,163	42.2%	2,731	45.9%
Loan-related servicing income	475	9.2%	590	9.9%
Loan referral fees	—	—	—	—
Loan packaging fees	102	2.0%	65	1.1%
Income from other earning assets	224	4.4%	175	3.0%
Other income	189	3.7%	494	8.3%
Total	$5,126	100.0%	$5,947	100.0%
Average assets	$1,468,264		$1,223,991
Noninterest income as a % of average assets		0.35%		0.49%

For Nine Months Ended September 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$5,508	37.5%	$5,549	34.2%
Gain on sale of loans	5,675	38.7%	6,902	42.6%
Loan-related servicing income	1,606	11.0%	1,764	10.9%
Loan referral fees	118	0.8%	100	0.6%
Loan packaging fees	300	2.0%	324	2.0%
Income from other earning assets	636	4.3%	476	2.9%
Other income	836	5.7%	1,092	6.8%
Total	$14,679	100.0%	$16,207	100.0%
Average assets	$1,391,433		$1,109,718
Noninterest income as a % of average assets		1.05%		1.46%

Our largest noninterest income source for the third quarter of 2005 was the gain on sale of loans, representing approximately 42% of our total noninterest income. Income in this category includes sales gains on residential mortgage loans in 2005 in addition to sales gains on the guaranteed portion of SBA loans. The sales gains on the guaranteed portions of SBA loans, the main source of this income, was $5.4 million for the nine-month period ended September 30, 2005, as compared to $5.5 million in the same period in 2004. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sales of residential mortgage loans have become a stable noninterest income source. Gain on such sales was $86,000 and $300,000, respectively, for the three and nine months ended September 30, 2005 as compared with $94,000 and $253,000, respectively, for the prior year’s same periods. However, the gain on sales of the unguaranteed portion of SBA loans is not considered stable. We had no such sales in 2005, as compared with realized gains of $235,000 and $1.1 million in the three and nine months ended September 30, 2004, respectively. The combined gain on sale of loans was $2.2 million and $2.7 million in the third quarters of 2005 and 2004, respectively, and $5.7 million and $6.9 million in the first nine months of 2005 and 2004, respectively.

Our second largest noninterest income source for the third quarter of 2005 was service charge income on deposit accounts, generally representing 30% to 40% of our total noninterest income. This income source increased by $81,000 in the third quarter of 2005 as compared with $1.9 million in the prior year’s same quarter, but decreased by $41,000 in the first nine months of 2005 from $5.5 million for the prior year’s same period despite an increase in the number of transactional accounts over the past 12 months. Such decrease was due primarily to our efforts to comply with the Bank Secrecy Act and protect us from potential loss. For such purposes, we imposed more rigid requirements on money service business (“MSB”) accounts and more closely monitored their transactions. As a result, the number of MSB accounts was reduced and fee income therefrom was also reduced. We continuously review service charge rates and the manager’s authority to waive them to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income for the third quarter of 2005 was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income source historically has increased, but it decreased to $475,000 and $1.6 million, respectively, in the third quarter and the first nine months of 2005 as compared with $590,000 and $1.8 million for the prior year’s same periods. Such decrease was mainly caused by the significant reversals of servicing assets on sold loans which were paid off before their maturities. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and are charged by the monthly amortization of servicing assets that we capitalize upon sale of the related loan. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. For the first nine months of 2005, $833,000 of servicing assets were charged back to this income account by the early pay-offs as compared to $396,000 for the prior year’s same period. Considering our continued expansion of SBA activities (the assets increased to $262.5 million at September 30, 2005 from $221.1 million a year ago), we believe this income source will increase as prepayments on SBA loans decline.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income was $0 and $122,000, respectively, in the third quarter and the first nine months of 2005 as compared with $0 and $100,000 for the prior year’s same periods. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income, and, therefore, is not a stable source of revenue.

Loan packaging fee income represents charges to borrowers for loan processing. The increased volume of loan production increased income from this source to $102,000 in the third quarter of 2005 from $65,000 for the prior year’s same quarter. For the first nine-month period, however, such income decreased to $300,000 in 2005 as compared with the last year’s $324,000 due mainly to heightened competition, which often results in packaging fee waivers.

Income from other earning assets represents income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of Bank Owned Life Insurance (the “BOLI”). Such income increased to $224,000 and $636,000, respectively, in the third quarter and the first nine months of 2005, as compared with $175,000 and $476,000 for the prior year’s same periods. These increases were attributable primarily due to our purchasing an additional $3 million of BOLI in the third quarter of 2005 and increasing our FHLB stock ownership over the past 12 months.

Other income represents income from miscellaneous sources, such as gain on sale of investment securities and the excess of insurance proceeds over the carrying value of an insured loss. Other income decreased to $189,000 and $836,000 in the third quarter and first nine months of 2005, respectively, as compared with $494,000 and $1.1 million for the prior year’s same periods. Such decreases were due mainly to the non-recurring income recognized in 2004 (a $135,000 settlement award on an insurance claim received in 2004 and a net gain of $267,000 on sale and call of investment securities) offset by the $65,000 recovery in 2005 for an operation loss expensed in 2004.

Noninterest Expense

Total noninterest expense increased to $8.3 million and $23.7 million in the third quarter and the first nine months of 2005, respectively, as compared with $7.1 million and $19.2 million in the prior year’s same periods, representing an increase of 17.3% and 23.1%, respectively. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent openings of new offices. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased to 1.71% in the first nine months of 2005 from 1.74% in the same period of 2004. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the decrease in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) to 39.0% and 39.8% in the third quarter and the first nine months of 2005, respectively, as compared with 41.8% and 41.9%, respectively, in the prior year’s same periods.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended September 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$4,924	58.9%	$3,709	52.0%
Occupancy and equipment	893	10.7%	711	10.0%
Data processing	474	5.6%	455	6.4%
Loan referral fee	344	4.1%	293	4.1%
Professional fees	79	0.9%	333	4.7%
Directors’ fees	131	1.6%	123	1.7%
Office supplies	236	2.8%	138	1.9%
Advertising	164	2.0%	176	2.5%
Communications	123	1.5%	82	1.1%
Deposit insurance premium	38	0.5%	33	0.5%
Outsourced service for customer	415	4.9%	361	5.1%
Investor relations expenses	4	0.1%	164	2.3%
Other operating	535	6.0%	550	7.7%
Total	$8,360	100.0%	$7,128	100.0%
Average assets	$1,468,264		$1,223,991
Noninterest expenses as a % of average assets		0.57%		0.58%

For the Nine Months Ended September 30,	2005		2004
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$13,617	57.4%	$10,386	53.9%
Occupancy and equipment	2,496	10.5%	1,996	10.3%
Data processing	1,432	6.0%	1,228	6.4%
Loan referral fee	913	3.8%	897	4.7%
Professional fees	633	2.7%	752	3.9%
Directors’ fees	368	1.6%	332	1.7%
Office supplies	478	2.0%	383	2.0%
Advertising	552	2.3%	379	2.0%
Communications	330	1.4%	245	1.3%
Deposit insurance premium	114	0.5%	95	0.5%
Outsourced service for customer	1,072	4.5%	986	5.1%
Investor relation expenses	233	1.0%	299	1.5%
Other operating	1,492	6.3%	1,295	6.7%
Total	$23,730	100.0%	$19,273	100.0%
Average assets	$1,391,433		$1,109,718
Noninterest expenses as a % of average assets		1.71%		1.74%

Salaries and employee benefits generally represented over 55% of total noninterest expenses. For the third quarter and first nine months of 2005, salaries and employee benefits totaled $4.9 million and $13.6 million, respectively, as compared with $3.7 million and $10.4 million for the prior year’s same periods, representing an increase of 32.8% and 31.1%, respectively, from the comparable periods. Such increases were the result of our new office openings, and significant asset growth in the past 12 months that increased the number of full-time equivalent employees to 278 at September 30, 2005 from 235 at September 30, 2004. However, our efforts to promote efficient operations increased assets per employee to $5.6 million at September 30, 2005 from $5.2 million at September 30, 2004.

Occupancy and equipment expenses represented approximately 10% to 11% of total noninterest expenses and totaled $893,000 and $2.5 million, respectively, for the third quarter and first nine months of 2005, as compared with $711,000 and $2.0 million for the prior year’s same periods, representing an increase of 25.6% and 25.1% respectively, from the comparable periods. These increases were attributable primarily to the expansion of our branch network, including loan production offices.

Data processing expenses were $474,000 and $1.4 million, respectively, for the third quarter and the first nine months of 2005, as compared with $455,000 and $1.2 million for the prior year’s same periods, representing an increase of 4.2% and 16.6% respectively, from the comparable periods. These increases correspond to the growth of our business.

Loan referral fees generally are paid to brokers who refer loans to us. These loans are SBA loans in most cases, although we also pay referral fees for qualified commercial loans. Due to the growth of SBA loan production, these referral fees increased to $344,000 and $913,000 in the third quarter and the first nine months of 2005, respectively, from $293,000 and $897,000 in the prior year’s same periods. Professional fees generally increase as we grow and we expect these expenditures will continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements. For the third quarter and the first nine months of 2005, professional fees decreased to $79,000 and $633,000, respectively, from $333,000 and $752,000 recorded in the prior year’s same periods. These decreases were attributable to the legal and accounting fees incurred in 2004 to comply with the enhanced legal and accounting requirements of the Sarbanes-Oxley Act (“SOX”), especially the annual certification requirements of SOX 404.

Advertising expense usually fluctuates depending on the timing of payment. Advertising expenses decreased to $164,000 in the third quarter of 2005 from $176,000 in the prior year’s same quarter, but increased to $552,000 in the first nine months of 2005, as compared with $379,000 for the prior year’s same period. Such increases were attributable to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially for the Dallas branch and new loan production offices.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services. These expenses are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities, these expenses increased to $415,000 and $1.1 million in the third quarter and the first nine months of 2005, respectively, as compared with $361,000 and $986,000 for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs and usually fluctuate depending on the timing of payment. These expenses decreased to $4,000 and $233,000, respectively, in the third quarter and the first nine months of 2005, as compared with $164,000 and $299,000, respectively, in the prior year’s same periods. Such decreases were mainly the result of the non-recurring expenditures in 2004, including SEC filing fees and printing costs relating to the holding company reorganization.

Noninterest expenses other than the categories specifically addressed above, such as office supplies and communication expenses, increased to $1.1 million and $2.8 million in the third quarter and the first nine months of 2005, respectively, as compared with $989,000 and $2.4 million for the prior year’s same periods, representing an increase of 7.5% and 18.4%, respectively, from the prior year’s comparable periods. We believe that such increases corresponded to our business growth.

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

Provision for Income Taxes

For the quarter ended September 30, 2005, we made a provision for income taxes of $4.6 million on pretax net income of $11.8 million, representing an effective tax rate of 39.4%, as compared with a provision for income taxes of $3.4 million on pretax net income of $8.5 million, representing an effective tax rate of 39.9%, for the same quarter of 2004. For the first nine months of 2005, we made a provision for income taxes of $13.4 million on pretax net income of $33.4 million, representing an effective tax rate of 40.1%, as compared with a provision for income taxes of $9.4 million on pretax net income of $23.7 million, representing an effective tax rate of 39.7%, for the same period of 2004.

The effective tax rates in the third quarter and the first nine months of 2005 were reasonably consistent with those for the prior year’s same periods. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense results from changes in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At September 30, 2005 and December 31, 2004, we had net deferred tax assets of $7.0 million and $4.8 million, respectively.

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

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $168.4 million, or 16.5%, to $1.19 billion at September 30, 2005, as compared with $1.02 billion at December 31, 2004. Total loans net of unearned income as a percentage of total assets as of September 30, 2005 and December 31, 2004 were 76.9% and 80.6%, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC in 1993. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $973.0 million and $859.0 million as of September 30, 2005 and December 31, 2004, respectively. The robust California real estate market in the last few years and our increased involvement in the residential mortgage loan market have increased our composition of real estate secured loans to 84.2% of total loans at the end of last year. However, our continuing effort to diversify our loan portfolio lowered the ratio of real estate secured loans over total loans to 81.8% at September 30, 2005.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at September 30, 2005 increased to $168.9 million, as compared with $135.9 million at December 31, 2004 due to our continuing effort to diversify our loan portfolio. Commercial and industrial loans as a percentage of total loans increased to 14.2% at September 30, 2005, from 13.3% at December 31, 2004.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated an Auto Loan Center to increase our consumer loan portfolio. Consumer loans more than doubled from $18.8 million at December 31, 2004 to $39.4 million at September 30, 2005. We anticipate further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

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

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	September 30, 2005	December 31, 2004
Construction	$8,116	$6,972
Real estate secured	972,770	858,998
Commercial and industrial	168,895	135,943
Consumer	39,384	18,810
Total loans, net of unearned income	$1,189,165	$1,020,723
Participation loans sold and serviced by the Company	$262,547	$235,534
Construction	0.7%	0.7%
Real estate secured	81.8%	84.2%
Commercial and industrial	14.2%	13.3%
Consumer	3.3%	1.8%
Total loans, net of unearned income	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $8.4 million, and includes unearned income and deferred fees totaling $10.1 million at September 30, 2005:

Loan Maturities and Repricing Schedule

	At September 30, 2005,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$8,116	$0	$0	$8,116
Real estate secured	893,443	33,149	42,029	968,621
Commercial and industrial	175,000	102	92	175,194
Consumer	18,449	20,529	300	39,278
Total loans, net of unearned income	$1,095,008	$53,780	$42,421	$1,191,209
Loans with variable (floating) interest rates	$1,067,875	$0	$0	$1,067,875
Loans with predetermined (fixed) interest rates	$27,133	$53,780	$42,421	$123,334

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

Despite the significant growth of our loan portfolio, our asset quality sustained a controllable level of nonperforming loans. Our nonperforming loans at September 30, 2005 were $3.9 million, or 0.33% of total loans, an increase from the levels at September 30, 2004, which was $3.0 million, or 0.31% of total loans, and at December 31, 2004 ($2.7 million, or 0.26% of total loans). We acquired two OREOs during the third quarter of 2005 and recorded them at their net fair market value in the total amount of $156,000. We believe that our nonperforming loans are well protected with an adequate reserve together with tangible collateral. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of September 30, 2005, we were not aware of any material credit problems of borrowers that would cause us to have serious doubts about the ability of a borrower to comply with present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)
Nonaccrual loans:[1]	September 30, 2005	December 31, 2004	September 30, 2004
Real estate secured	$2,877	$2,242	$2,328
Commercial and industrial	614	401	510
Consumer	106	0	0
Total	3,597	2,643	2,838
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	—	—	—
Real estate secured	315	0	0
Commercial and industrial	9	0	107
Consumer	19	42	49
Total	343	42	156
Restructured loans:[2]
Real estate secured	—	—	—
Commercial and industrial	—	14	16
Consumer	—	—	—
Total	—	14	16
Total nonperforming loans	3,940	2,699	3,010
Other real estate owned	156	—	—
Total nonperforming assets	$4,096	$2,699	$3,010
Nonperforming loans as a percentage of total loans	0.33%	0.26%	0.31%
Nonperforming assets as a percentage of total loans and other real estate owned	0.34%	0.26%	0.31%
Allowance for loan losses as a percentage of nonperforming loans	343.91%	411.63%	369.75%

___________________________
1 During the nine months ended September 30, 2005, no interest income related to these loans was included in net income. Additional interest income of approximately $431 would have been recorded during the nine months ended September 30, 2005, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended September 30, 2005 or, if not outstanding, throughout the three months ended September 30, 2005, since origination.
2 A “restructured loan” is one in which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitment to extend credit or letters of credit. The charge made for our outstanding loan portfolio is credited to allowance for loan losses, whereas the charge for off-balance sheet items is credited to reserve for off-balance sheet items, which is presented as a component of other liabilities. The rapid growth of our loan portfolio has required more reserves for possible loan losses. The provision for loan losses is discussed in “Results of Operations - Provision for Loan Losses” above.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in Thousands)

As of and for the period of	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balances:
Average total loans outstanding during period	$1,158,245	$956,085	$1,098,404	$877,361
Total loans (net of unearned income)	1,189,165	972,829	1,189,165	972,829
Allowance for loan losses:
Balances at beginning of period	12,450	10,251	11,111	9,011
Actual charge-offs:
Real estate secured	86	—	110	—
Commercial and industrial	114	613	264	629
Consumer	—	10	52	81
Total charge-offs	200	623	426	710
Recoveries on loans previously charged off:
Real estate secured	—	—	24	—
Commercial and industrial	101	109	426	245
Consumer	9	13	35	24
Total recoveries	110	122	485	269
Net charge-offs (net recoveries)	90	501	(59)	441
Provision for loan losses	1250	1450	2,470	3,017
Less: provision for off-balance sheet credit losses	59	69	89	456
Balances at end of period	$13,551	$11,131	$13,551	$11,131
Ratios:
Net charge-offs (net recoveries) to average total loans	0.01%	0.05%	(0.01%)	0.05%
Allowance for loan losses to total loans at period-end	1.14%	1.14%	1.14%	1.14%
Net charge-offs (net recoveries) to allowance for loan losses	0.67%	4.51%	(0.43%)	3.96%
Net charge-offs (net recoveries) to provision for loan losses	7.24%	34.62%	(2.37%)	14.62%

The allowance for loan losses increased by 22.0%, or $2.4 million, to $13.6 million at September 30, 2005, as compared with $11.1 million at December 31, 2004, which sustained a similar level at September 30, 2004, relative to outstanding loans. With our continued emphasis on asset quality control, we lowered the level of charge-offs to $200,000 and $426,000, respectively, for the three and nine-month periods ended September 30, 2005 as compared with $623,000 and $710,000 for the prior year’s same periods. As a result of recoveries on loans previously charged-off net charge-offs for the third quarter of 2005 were lowered to $90,000 as compared with $501,000 for the prior year’s same quarter. We had net recoveries of $59,000 for the first nine-month period of 2005, as compared with the net charge-offs of $441,000 for the prior year’s same period.

Although we believe the allowance, at September 30, 2005, was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. As of September 30, 2005 and December 31, 2004, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows:

Phase of Methodology	As of:	As of:
	September 30, 2005	December 31, 2004
Specific review of individual loans	$1,119,666	$541,261
Review of pools of loans with similar characteristics	10,225,437	8,954,465
Judgmental estimate based on various subjective factors	2,205,561	1,615,366
Total allowance for loan losses	$13,550,664	$11,111,092

The table below summarizes, for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in thousands)
Balance as of	September 30, 2005			December 31, 2004
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$73	$8,116	0.90%	$66	$6,972	0.95%
Real estate secured	8,989	974,178	0.92%	8,081	858,998	0.94%
Commercial and industrial	4,159	177,818	2.34%	2,796	135,943	2.06%
Consumer	330	39,384	0.84%	168	18,810	0.89%
Total Allowance	$13,551	$1,199,496	1.13%	$11,111	$1,020,723	1.09%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments as of September 30, 2005:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$41,976	$21,684	—	—	$63,660
Junior subordinated debentures	3,814	7,081	3,708	61,547	76,150
Operating leases	1,678	2,909	2,202	2,813	9,602
Time deposits	709,649	15,360	3	16	725,028
Total	$757,117	$47,034	$5,913	$64,376	$874,440

With exception of the operating leases, the expected obligations presented above include anticipated interest accrual, based on current respective contractual terms.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2005 and December 31, 2004, we had commitments to extend credit of $99.4 million and $69.5 million, respectively. Obligations under standby letters of credit were $2.8 million at each of September 30, 2005 and December 31, 2004, respectively, and our obligations under commercial letters of credit were $13.0 million and $9.3 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2005 and December 31, 2004, we had $100 million and $45 million, respectively, in federal funds sold and repurchase agreements, and $3,000 at each of September 30, 2005 and December 31, 2004 in interest-bearing deposits in other financial institutions.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend and are able to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At September 30, 2005 and December 31, 2004, we had $6.0 million and $10.0 million in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market instruments and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)
	As of September 30, 2005		As of December 31, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored
enterprises	$21,990	$21,830	$28,073	$27,976
Collateralized mortgage obligation	272	261	379	371
Municipal securities	2,619	2,616	810	814
Available-for-Sale:
Securities of government sponsored
enterprises	73,856	73,399	39,945	39,732
Mortgage backed securities	25,695	25,635	27,794	27,740
Collateralized mortgage obligation	16,027	15,804	4,389	4,291
Corporate securities	2,991	2,939	3,994	3,950
Municipal securities	3,023	3,021	—	—
Money market preferred stock	6,000	6,000	10,000	10,000
Total investment securities	$152,473	$151,505	$115,384	$114,874

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at September 30, 2005:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity: Securities of government sponsored enterprises	$3,999	2.79%	$17,991	3.58%	—	—	—	—	$21,990	3.43%
Collateralized mortgage obligation	—	—	272	3.93%	—	—	—	—	272	3.93%
Corporate securities	—	—	—	—	—	—	—	—	—	—
Municipal securities	—	—	2,619	4.05%	—	—	—	—	2,619	4.05%

Available-for-sale: Securities of government sponsored enterprises	9,940	3.41%	63,459	3.72%	—	—	—	—	73,399	3.68%
Mortgage backed securities	11,991	3.87%	29,448	4.30%	—	—	—	—	41,439	4.18%
Corporate securities		—	987	4.20%	1,952	4.46%	—	—	2,939	4.37%
Municipal securities					3,021	3.75%			3,021	3.75%
Money market preferred stock	6,000	3.12%	—	—	—	—			6,000	3.12%
Total investment securities	$31,930	3.45%	$114,776	3.86%	$4,973	4.03%	—	—	$151,679	3.78%

Our investment securities holdings increased by $36.7 million, or 31.9%, to $151.7 million at September 30, 2005, compared to holdings of $115.0 million at December 31, 2004. Total investment securities as a percentage of total assets were 9.8% and 9.1% at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, investment securities having a carrying value of $117.9 million were pledged to secure certain deposits.

As of September 30, 2005, held-to-maturity securities, which are carried at their amortized costs, decreased to $24.9 million from $29.3 million at December 31, 2004. Available-for-sale securities, which are stated at their fair market values, increased to $126.8 million at September 30, 2005 from $85.7 million at December 31, 2004. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

(Dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$73,381	$(470)	$12,850	$(151)	$86,231	$(621)
Collateralized mortgage obligation	9,398	(107)	3,475	(127)	12,873	(234)
Mortgage backed securities	8,848	(70)	7,091	(93)	15,939	(163)
Municipal securities	4,370	(22)	—	—	4,370	(22)
Corporate securities	987	(13)	1,952	(39)	2,939	(52)
	$96,984	$(682)	$25,368	$(410)	$122,352	$(1,092)

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. As of September 30, 2005, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2005, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

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

We also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over the next two to three years, a total of $3.0 million to two different LIHTCF: $1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return in the form of tax credits and tax deductions over the next 15 years following investment disbursements.

The balances of other earning assets as of September 30, 2005 and December 31, 2004 were as follows:

Type	Balance as of September 30, 2005	Balance as of December 31, 2004
BOLI	$14,956,000	$11,536,000
LIHTCF	$2,163,000	$1,784,000
Federal Home Loan Bank Stock	$6,112,000	$4,372,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at September 30, 2005 and December 31, 2004 were $1.30 billion and $1.10 billion, respectively, representing an increase of $200.8 million, or 18.3%, over the first nine-month period of 2005.

Due to the heightened competition for core deposits, our time deposit reliance level increased. The percentage of average time deposits over the average total deposits in the third quarter of 2005 increased to 53.9% from 49.4% for the prior year’s same quarter. The average time deposits for the quarter ended September 30, 2005 increased by $152.1 million, or 29.2%, to $672.0 million from $520.0 million a year ago, while the average total deposits increased by $194.5 million, or 18.5%, to $1.25 billion for the quarter ended September 30, 2005, from $1.05 billion for the quarter ended September 30, 2004.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter and the first nine months of 2005 increased to 3.67% and 3.21%, respectively, as compared with 2.38% and 2.26%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)
For the quarters ended:	September 30, 2005		December 31, 2004		September 30, 2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, noninterest-bearing	$300,362		$268,559		$261,011
Money market	230,776	2.95%	212,207	1.93%	222,867	1.95%
Super NOW	21,823	0.92%	22,877	0.77%	22,498	0.79%
Savings	22,915	0.72%	23,913	0.79%	27,058	0.75%
Time certificates of deposit in denominations of $100,000or more	562,434	3.67%	425,900	2.49%	398,934	2.38%
Other time deposits	109,603	3.21%	118,296	2.54%	121,036	2.53%
Total deposits	$1,247,913	2.51%	$1,071,752	1.68%	$1,053,404	1.64%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2005 were as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2005
(Dollars in Thousands)

Three months or less	$294,774
Over three months through nine months	196,479
Over nine months through twelve months	90,201
Over twelve months	2,779
Total	$584,233

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carried deposit balances of more than 1% of our total deposits at December 31, 2004, but only two customers, including the California State Treasury, had a deposit balance of more than 1% of total deposits at September 30, 2005.

In order to take advantage of historically low funding costs, in the past few years we also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. Brokered deposits grew to $47.3 million at December 31, 2004 from $4.2 million at the end of 2001. However, we have controlled their growth and reduced these deposits to $26.6 million at September 30, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

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

The following table is a summary of our FHLB borrowings for the quarters indicated:

For the Quarter ended	September 30, 2005	December 31, 2004
Balance at quarter-end	$61,000,000	$41,000,000
Average balance during the quarter	$51,000,000	$41,184,783
Maximum amount outstanding at any month-end	$61,000,000	$41,000,000
Average interest rate during the quarter	3.21%	2.05%
Average interest rate at quarter-end	3.29%	2.08%

Junior Subordinated Debentures; Trust Preferred Securities

The Bank issued a $10 million Junior Subordinated Debenture in December 2002 and, issued additional Junior Subordinated Debentures in December 2003, March 2005, and September 2005 in amounts of $15.46 million, $20.62 million and $15.46 million, respectively, to the Wilshire Statutory Trusts (Wilshire Statutory Trust I, Wilshire Statutory Trust II and Wilshire Statutory Trust III), our wholly owned subsidiaries, which in turn issued trust preferred securities of $15 million, $20 million and $15 million, respectively.

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 7.06% at September 30, 2005, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company-level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, the Company was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 6.74% at September 30, 2005, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($619,000) and issued the 2005 Junior Subordinated Debenture (the “2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s 2005 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the 2005 debenture and related trust preferred securities was 5.68% at September 30, 2005, which adjusts quarterly to the three-month LIBOR plus 1.79%. The 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In September 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust III (“Wilshire Trust”), which issued $15 million in trust preferred securities.  Wilshire Statutory Trust III, a subsidiary of Wilshire Bancorp, purchased $15.5 million of Wilshire Bancorp's Junior Subordinated Debt Securities, payable in 2035. Until September 15, 2010, the securities will be fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. Wilshire Bancorp may defer the payment of interest at any time for a period up to twenty consecutive quarters, provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in Wilshire Trust being deemed to be an investment company required to register under the Investment Company Act of 1940, we may not redeem the Subordinated Debentures until after September 15, 2010.

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

The final rule provides a transition period for bank holding companies to come into compliance with these new capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies will have until September 30, 2009 (an extension of the September 30, 2007 transition period under the proposed rule) to come into compliance with the final rule’s capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule.

Under the final rule, as of September 30, 2005, Wilshire Bancorp counted $35.8 million of total trust preferred securities as Tier 1 capital, leaving $14.2 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at September 30, 2005 and December 31, 2004 totaled approximately $307.0 million and $205.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 19.9% and 16.3% at September 30, 2005 and December 31, 2004, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of September 30, 2005, our borrowing capacity from the FHLB was about $347.8 million and the outstanding balance was $61 million, or approximately 17.5% of our borrowing capacity. We also maintain a guideline to purchase up to $10 million in federal funds with Union Bank of California.

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

At September 30, 2005, total shareholders’ equity increased to $106.8 million from $88.3 million at December 31, 2004, representing an increase of $18.5 million, primarily from internally generated operating income ($20.0 million), increased by stock option exercises ($429,000 proceeds from stock option exercises and the $1.7 million in tax benefits therefrom) and decreased by the cash dividends of $3.4 million, which were declared during the first nine months of 2005.

In addition, in March and September of 2005, we issued a total of $36.1 million in Junior Subordinated Debentures to the Wilshire Statutory Trusts, our wholly owned subsidiaries, which in turn issued the trust preferred securities of the total of $35 million and we infused $14 million as additional equity capital to the Bank in March 2005. As a result, our Tier I capital and Tier 2 capital increased further by $20.8 million and $14.2 million, respectively. For the Bank level, the Tier 1 capital also increased by $14 million with the capital infusion. See “Deposits and Other Sources of Funds” for further discussion regarding the subordinated debentures and the trust preferred securities.

As of September 30, 2005, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.				Actual ratios as of:
	Regulatory Well-Capitalized Standards	Regulatory Adequately-Capitalized Standards	September 30, 2005	December 31, 2004	September 30, 2004
Total capital to risk-weighted assets	10%	8%	14.81%	11.95%	12.01%
Tier I capital to risk-weighted assets	6%	4%	11.66%	9.87%	9.84%
Tier I capital to adjusted average assets	5%	4%	9.71%	8.35%	8.03%

Wilshire State Bank				Actual ratios as of:
	Regulatory Well-Capitalized Standards	Regulatory Adequately-Capitalized Standards	September 30, 2005	December 31, 2004	September 30, 2004
Total capital to risk-weighted assets	10%	8%	13.24%	11.92%	11.97%
Tier I capital to risk-weighted assets	6%	4%	11.25%	9.84%	9.80%
Tier I capital to adjusted average assets	5%	4%	9.36%	8.33%	7.99%

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At September 30, 2005, we were asset-sensitive, with a positive cumulative one-year gap of $167.6 million, or 10.84% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in the past three years. At September 30, 2005, we intentionally maintained a three-month positive gap of $404.6 million, or 26.17% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALCO also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments accounting for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2005
	Amounts Subject to Repricing Within
Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,081,085	$13,923	$53,780	$42,420	$1,191,208
Investment securities	11,845	20,085	114,776	4,973	151,679
Federal funds sold and cash equivalents	100,000	—	—	—	100,000
Interest-earning deposits	3	—	—	—	3
Total	$1,192,933	$34,008	$168,556	$47,393	$1,442,890

Interest-bearing liabilities:
Savings deposits	25,399	—	—	—	25,399
Time deposits of $100,000 or more	387,521	193,933	2,779	—	584,23
Other time deposits	50,698	61,076	11,485	5	123,264
Other interest-bearing deposits	253,678	—	—	—	253,678
Other borrowings demand deposits	25,000	16,000	20,000	—	61,000
Subordinated debentures	46,083	—	—	15,464	61,547
Total	$788,379	$271,009	$34,264	$15,469	$1,109,121
Interest rate sensitivity gap	$404,553	($ 237,000)	$134,292	$31,925	$333,770
Cumulative interest rate sensitivity gap	$404,553	$167,553	$301,845	$333,770
Cumulative interest rate sensitivity gap ratio (based on total assets)	26.17%	10.84%	19.53%	21.59%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2005. All assets presented in this table are held-to-maturity or available-for-sale. At September 30, 2005, we had no trading securities:

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	87,217	15.4%	234,637	12.7%
+100	80,175	6.1%	222,600	6.9%
0	75,561	—	208,181	—
-100	72,087	-4.6%	189,971	-8.7%
-200	64,715	-14.4%	168,548	-19.0%

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

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we were positively gapped by $167.6 million for a time horizon of one year, as of September 30, 2005. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

1 Excludes the gross amount of non-accrual loans of approximately $8.4 million at September 30, 2005.

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

Item 4. Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2005, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust III, which issued $15 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust ($464,000) and issued the September 2005 Junior Subordinated Debenture (the “September 2005 debenture”) in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust III’s 2005 trust preferred securities and common securities. The Company subsequently deposited the proceeds from the 2005 debenture in a depository account at the Bank. The rate of interest on the September 2005 debenture and related trust preferred securities was fixed at a 6.07% annual interest rate until September 15, 2010, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The September 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company may redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after September 15, 2010. The issuance of the trust preferred securities and the September 2005 debenture was made in private placement in reliance upon the exemption from compliance with the registration requirements of the Securities Act contained in Section 4(2) of the Securities Act and applicable state securities law exemptions.

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

WILSHIRE BANCORP, INC.

Date: November 9, 2005	By:	/s/ Brian E. Cho
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