Form 10-K
period 2005-12-31
WILSHIRE BANCORP INC
filed 2006-03-16
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding as of February 28, 2006 was 28,737,000.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $221 million (computed based on the closing sale price of the common stock at $14.33 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

TABLE OF CONTENTS

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

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 16 full-service Bank branch offices in Southern California and Texas. We also have nine loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Oklahoma, Washington, Texas, Nevada, Colorado, New York and California.

The Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended (the "FDI Act"). Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2005, we had approximately $1.67 billion in assets, $1.26 billion in total loans and $1.41 billion in deposits.

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

Available Information

We maintain an Internet website at www.wilshirebank.com. We post our filings with the Commission on the Investor Relations component of our website, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements and any amendments to those reports or statements filed or furnished under the Exchange Act. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act.

Expansion

As part of our efforts to achieve stable and long-term profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending products. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services but have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

Over the past few years, our network of branches and loan production offices has been expanded geographically. We currently maintain sixteen branch offices and nine loan production offices. In 2005, we opened two new branch offices in Garden Grove and Torrance, California, and opened four loan production offices in the Denver area (Aurora), Colorado; Atlanta, Georgia; New York, New York; and Houston, Texas in areas that complement our multi-ethnic small business focus. In the prior two years, we converted our loan production office in Dallas, Texas into a branch office and opened four new branch offices in the Los Angeles area. We also opened three loan production offices in Oklahoma City, Oklahoma; Las Vegas, Nevada; and San Antonio, Texas. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our resources permit.

On August 1, 2005, we entered into a stock purchase agreement with the shareholders of Liberty Bank of New York to acquire all of the outstanding stock of Liberty Bank for approximately $15.7 million subject to adjustment immediately prior to closing. Liberty Bank had approximately $ 58 million in total assets as of December 31, 2005. The agreement contemplates that the purchase price will be payable 60% in cash and 40% in our restricted common stock. The transaction contemplated by the agreement is anticipated to close in the first half of 2006 and is subject to certain conditions, including regulatory approvals from the Board of Governors of the Federal Reserve, the New York Department of Financial Institutions, and the California Department of Financial Institutions. The agreement contemplates that Liberty Bank will be merged into Wilshire State Bank.

Business Segments

We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

•	Banking Operations: Raises funds from deposits and borrowings for loans and investments and provids lending products including commercial, consumer and real estate loans to customers.

•
Trade Finance Services: Assists our import/export customers with their international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing.

•	Small Business Administration(“SBA”) Lending Services: Involves providing loans through the SBA guaranteed lending program.

Lending Activities

General

Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations and our internal lending limits. Our Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations. We engage in a full complement of lending activities, including:

•	commercial real estate and home mortgage lending,

•	commercial business lending and trade finance,

•	SBA lending, and

•	consumer loans, including automobile loans and other personal loans.

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

We grant individual lending authority to our President, Chief Lending Officer and selected department managers. Our highest management lending authority, which requires the approval of our President, is $400,000 which is the combined administrative lending authority for unsecured and secured lending. The next highest lending authority of $200,000 is reserved for our Chief Lending Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to our Senior Loan Committee or Director Loan Committee.

At December 31, 2005, our authorized legal lending limits were $25.6 million for unsecured loans, plus an additional $17.1 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital, plus the allowance for loan losses and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses and capital notes and debentures at December 31, 2005 totaled $170.6 million.

We seek to mitigate the risks inherent in our loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are generally subject to the same underwriting criteria and approval process as loans made directly by us.

Real Estate Loans and Home Mortgages

We offer commercial real estate loans to finance the acquisition of new or refinancing of existing commercial properties, such as shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and multiple dwellings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. We added home mortgage loans to our real estate loan product line for product diversification in 2003. The properties collateralizing real estate loans are principally located in our primary market areas of Southern California. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate or another established index. At December 31, 2005, real estate loans constituted approximately 81.5% of our loan portfolio.

Commercial real estate loans typically have seven-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 65-70% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

Construction loans are comprised of loans on commercial, residential and income-producing properties that generally have terms of one year, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 20-25% equity capital investment by the developer and loan-to-value ratios of not more than 65-70% of anticipated completion value. We also offer miniperm loans as take-out financing with our construction loans. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years.

We offer different types of residential mortgage loans. However, we usually sell them and only retain a certain portion of conventional home mortgage loans on our books. Therefore, the total home mortgage loan portfolio outstanding at the end of 2005 and 2004 was $43.3 million and $38.4 million, respectively and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at the same periods were $8.0 million and $3.6 million, respectively, that were temporarily held for sale by us before sale or refinancing.

Our real estate portfolio is subject to certain risks, including:

•	a possible downturn in the Southern California economy,

•	interest rate increases,

•	reduction in real estate values in Southern California,

•	increased competition in pricing and loan structure, and

•	environmental risks, including natural disasters.

We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) independent appraisals, (e) external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

Commercial Business Lending

We offer commercial business loans to sole proprietorships, partnerships and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are secured primarily by business assets such as accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, or another established index.

Business term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Business term loans generally have terms from one to seven years. They may be collateralized by the assets being acquired or other available assets and bear interest rates, which either float with our base rate, prime rate, or another established index or is fixed for the term of the loan.

We also provide other banking services tailored to the small business market. We have focused recently on diversifying our loan portfolio, which has led to an increase in commercial real estate and commercial business loans to small and medium-sized businesses.

Our portfolio of commercial loans is subject to certain risks, including:

•	a possible downturn in the Southern California economy,

•	interest rate increases; and

•	the deterioration of a borrower’s or guarantor’s financial capabilities.

We attempt to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) relying heavily on a committee approval system where inputs from experienced committee members with different types and level of lending experience are fully discussed, (c) strict adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Small Business Administration Lending Services

Small Business Administration, or SBA, lending is an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, as well as the multi-ethnic population areas surrounding our loan production offices in Northern California and other states. For most areas, our SBA Loan Department has attained “Preferred Lender” status, which permits us to approve SBA guaranteed loans directly. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses and acquire locations in which to do business, without having to go through the time-consuming SBA approval process.

We have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. However, SBA loans continue to remain an important component of our business. The net revenue from our SBA department was substantially reduced to 29.2%, 32.2%, and 31.8% of our total net revenue in 2005, 2004 and 2003, respectively, from over 50% prior to the year 2000.

Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the lengthy duration of the SBA program nationally.

Consumer Loans

Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. Prior to 2003, we did not actively pursue consumer-lending opportunities, and we just provided limited consumer loan products to our existing customers as an added service. Consumer loans historically had represented less than 5% of our total loan portfolio. However, since 2003, we have increased our focus on consumer lending as an effort to diversify our product lines by actively offering automobile loans. As of December 31, 2005, our consumer loan portfolio has increased, but still is considered a small portfolio.

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

Trade Finance Services

Our Trade Finance Department is an integral part of our business and assists our import/export customers with their international transactions. Trade Finance products include the issuance and collection of letters of credit, international collection, import/export financing, and U.S. EximBank and SBA guaranteed loans.

We generate most of our revenue from the Trade Finance Department from fee income through providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department’s fee income was $1.5 million, $1.8 million and $1.8 million in 2003, 2004, and 2005, respectively, and its net revenue was $3.0 million, $2.4 million and $5.3 million in 2003, 2004, and 2005, respectively.

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

Certificates of Deposit

We offer several types of CDs with a maximum maturity of five years. The majority of our CDs has a maturity of one to 12 months and typically pays simple interest credited monthly or at maturity.

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

Checking and NOW Account

Checking and NOW accounts are generally non-interest and interest bearing accounts, respectively, and may include service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Federal Home Loan Bank Borrowings

To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We may use Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio.

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2005, we owned $6,181,700 in FHLB stock.

Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At December 31, 2005, our borrowing limit with the Federal Home Loan Bank was approximately $349 million.

Internet Banking

We offer Internet banking, which allows our customers to access their deposit and loan accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts and make on-line bill payments. We intend to improve and develop our Internet banking products and other delivery channels as the need arises and our resources permit.

Other Services

We also offer ATM machines located at selected branch offices, customer access to an ATM network and armored carrier services.

Marketing

Our business plan relies principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. Our marketing approach emphasizes the advantages of dealing with an independent, locally-managed and state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations, whether to continue or modify our business plan, where appropriate.

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

There is a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include eleven locally owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we focus a significant portion of our marketing efforts on non-Korean customers. We seek to distinguish ourselves from these competitors through superior customer service quality provided with our service motto, the “Four S’s - Smile, Sincerity, Speed and Simplicity.”

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

Regional Loan Production Office Competition

We operate loan production offices (LPOs) in Seattle, San Jose, San Antonio, Oklahoma City, Las Vegas, Houston, New York, Atlanta, Denver and Dallas. In Dallas, our LPO function is absorbed into the new branch that was established in 2005.  In most of our LPO sites, we are competing with local lenders as well as Los Angeles based Korean-American community lenders operating out-of-state loan production offices. In Seattle, we compete against a few local SBA lenders as well as four Korean-American community lenders from Los Angeles. The same applies to most of our LPOs, except for locations in San Antonio, Oklahoma, and Houston, where we are competing with local lenders only and as of now, no other Los Angeles based lenders have established out-of-state offices.

Other Competitive Factors

In addition to other banks, our competitors include savings institutions, credit unions and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically. The California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

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

The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain SBA loan production offices. In addition, because these loans are largely broker-driven, we compete to a large extent with banks which originate SBA loans outside our immediate geographic area. Furthermore, because these loans may be written out of loan production offices specifically set up to write SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. We also plan to expand loan production offices in other states where we can compete effectively. Unlike the market for the origination of SBA loans, the market for the resale of SBA loans is currently a seller’s market, and to date, we have had no difficulty finding buyers for our SBA loans. However, there can be no assurance that the resale market for SBA loans will grow or maintain its current status.

Business Concentration

No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 81.5% of our loan portfolio at December 31, 2005 consisted of real estate-related loans, including construction loans, miniperm loans, residential mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2005, we had 278 full time equivalent employees (274 full-time employees and 6 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

Wilshire Bancorp

We are a bank holding company registered under the Bank Holding Company Act, and are subject to supervision, regulation and examination by the Federal Reserve Board, the Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Activities “Closely Related” to Banking

The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

Gramm-Leach Bliley Act; Financial Holding Companies

The Gramm-Leach-Bliley Financial Modernization Act, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” We have not yet made an election to become a financial holding company, but we may do so at some time in the future.

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

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. We have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2005, our Tier 1 risk-based capital ratio was 11.60% and our total risk-based capital ratio was 14.41%. Thus, we are considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2005, our leverage ratio was 9.39%.

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

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest itself of the troubled institution or other affiliates.

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

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

Cross-guarantees

Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently our only FDIC-insured depository institution subsidiary.

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

In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the employment of such director or officer. The Bank is not subject to any such requirements.

FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors, such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

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

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new Nasdaq governance requirements have required us to review our current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. As of the date of this filing, we believe that we are in compliance with the new law and regulations and the Nasdaq governance requirements.

Wilshire State Bank

Wilshire State Bank is subject to extensive regulation and examination by the California Department of Financial Institutions and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and state laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

Loans to Insiders

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank, and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as “well-capitalized” as of December 31, 2005.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as “well-capitalized,” (iii) were found to be well managed and its composite rating was outstanding, and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

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

Federal Limitations on Activities and Investments

The equity investments and activities as a principal of FDIC-insured state-chartered banks, such as the Bank, are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.

FDIC Deposit Insurance Assessments

In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determine the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories have three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized (which would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses (Group A). A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund (Group B). A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund (Group C).

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

Federal Home Loan Bank System

The Federal Home Loan Bank system, or FHLB, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

As a system member, the Bank is entitled to borrow from the FHLB of San Francisco, or FHLB-SF, and is required to own capital stock in the FHLB-SF in an amount equal to the greater of 1% of the membership asset value, not exceeding $25 million, or 4.7% of outstanding FHLB-SF advance borrowings. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-SF to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments and the capital stock of the FHLB-SF held by the Bank.

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

Future Legislation and Economic Policy

We cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue.

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

In December 2002, the Bank issued $10 million of 2002 Junior Subordinated Debentures. In the past three years, Wilshire Bancorp, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issuance by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. The Junior Subordinated Debentures are senior to the shares of our common stock. As a result, we must make payments on the debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the debentures must be paid in full before any distributions may be made to the holders of our common stock. We have the right to defer distributions on the 2003 and 2005 Junior Subordinated Debentures for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to make capital contributions to Wilshire Bancorp, then we may be unable to pay the amounts due to the holder of the 2003 and 2005 Junior Subordinated Debentures and, thus, we would be unable to declare and pay any dividends on our common stock.

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

A substantial portion of our assets consist of loans secured by real estate in California. At December 31, 2005, approximately 81.5% of our loans were secured by real estate. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as “El Nino.” The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us. In recent years, real estate prices in Southern California rose precipitously. If real estate prices were to fall in Southern California, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.

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

We may encounter problems in managing our future growth. Our total assets at December 31, 2005, 2004, and 2003 were $1.67 billion, $1.27 billion, and $983 million, respectively, representing an increase of $282.4 million or 29.2%, in 2004 and $401 million, or 31.5% in 2005. We currently intend to open additional “de novo” branches and loan production offices and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

Increases in our allowance for loan losses could materially affect our earnings adversely.

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. However, actual loan losses could increase significantly as the result of changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond our control. Thus, such losses could exceed our current allowance estimates. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially affect our earnings adversely.

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

As of February 28, 2006, our directors and executive officers together with their affiliates, beneficially owned approximately 42% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders would most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

The market for our common stock is limited, and potentially subject to volatile changes in price.

The market price of our common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and have been unrelated to the operating performance of those companies. In addition, the sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. Further, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly. Any such fluctuations may adversely affect the prevailing market price of the common stock.

Additional shares of our common stock issued in the future could have a dilutive effect.

Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock. As of February 28, 2006, there were approximately 28,737,000 shares of our common stock issued and outstanding, plus an additional 860,070 shares of our authorized common stock available for the future grant of options and an additional 704,552 shares of common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan. Thus, approximately 49,697,978 shares of our common stock remain authorized (not reserved for stock options or available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock issued in the future could have dilutive and other effects.

Shares of our preferred stock eligible for future issuance and sale could have a dilutive effect on the market for the shares of our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation of the Company authorize the issuance of 5,000,000 shares of preferred stock. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock would be determined by resolution of our Board of Directors.

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

Wilshire Bancorp was incorporated on December 9, 2003, for the purpose of facilitating the issuance of trust preferred securities for the Bank and becoming the Bank's holding company. Therefore, Wilshire Bancorp has limited operating history, and since its principal activity for the foreseeable future will be to act as the holding company of the Bank, the profitability of Wilshire Bancorp will be dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

The ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to Wilshire Bancorp on the Bank’s common stock, as Wilshire Bancorp has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends the Bank may pay to Wilshire Bancorp. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FDIC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of management of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp’s shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2005 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $61.6 million.

Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

Certain provisions in our Articles of Incorporation and Bylaws could discourage unsolicited takeover proposals not approved by the Board of Directors in which shareholders could receive a premium for their shares, thereby potentially limiting the opportunity for our shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal or may have the effect of permitting our current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that shareholders may wish to make if they are dissatisfied with the conduct of our business. The anti-takeover measures included in our Articles of Incorporation and Bylaws, include, without limitation, the following:

•	the elimination of cumulative voting,

•	the adoption of a classified board of directors,

•	super-majority shareholder voting requirements to modify certain provisions of the Articles of Incorporation and Bylaws, and

•	restrictions on certain "business combinations" with third parties who may acquire our securities outside of an action taken by us.

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

Many of our customers are locally based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea in connection with certain of our loans and credit transactions with Korean banks. Such exposure has consisted of:

•	discounts of acceptances created by banks in South Korea,

•	advances made against clean documents presented under sight letters of credit issued by banks in South Korea,

•	advances made against clean documents held for later presentation under letters of credit issued by banks in South Korea, and

•	extensions of credit to borrowers in the U.S. secured by letters of credit issued by banks in South Korea.

We generally enter into any such loan or credit arrangements, in excess of $200,000 and of longer than 120 days, only with the largest of the Korean banks and spread other lesser or shorter term loan or credit arrangements among a variety of medium-sized Korean banks.

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

Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California (the “Main Office”) and consist of approximately 32,240 square feet at the Main Office. Our lease at the Main Office runs through March 31, 2015, with our option to extend for two consecutive five-year periods. The combined monthly rents is currently $33,852.

We have 16 full-service branch banking offices in Southern California and Texas. We also lease nine separate loan production offices in Seattle, Washington; San Antonio, Texas; the San Jose, California area (Milpitas, California); Oklahoma City, Oklahoma; Las Vegas, Nevada; Denver area (Aurora, Colorado); Atlanta, Georgia; New York, New York; and Houston, Texas. Each of our branch offices is listed in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, California	leased	7,426	n/a	$ 9,654	Branch office	March 2015 [w/right to extend for two consecutive 5-year periods]
Rowland Heights Office 19765 E. Colima Road Rowland Heights, California	leased	2,860	n/a	$ 7,792	Branch office	May 2006 [w/right to extend for two consecutive 5-year periods]
Western Office 841 South Western Avenue Los Angeles, California	leased	4,950	n/a	$ 18,563	Branch office	June 2010 [w/right to extend for one 5-year periods]
Valley Office 8401 Reseda Boulevard Northridge, California	leased	7,350	n/a	$ 4,487	Branch office	October 2007 [w/right to extend for two consecutive 5-year periods]
Downtown Office 1122 South Maple Avenue Suites 203,204, and 205 Los Angeles, California	leased	2,700	n/a	$ 6,548	Branch office	April 2010 [w/right to extend for one 5-year period]
Cerritos Office 17500 Carmenita Road Cerritos, California	leased	10,102	n/a	$ 7,253	Branch office	January 2010 [w/right to extend for one 5-year periods]
Gardena Office 15435 South Western Ave. Suite 100 Gardena, California	leased	4,150	n/a	$ 9,191	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]
Westminster Office 10131 Westminster Avenue Garden Grove, California	leased	1,820	n/a	$ 2,575	Branch office	March 2007 [w/right to extend for 4 ½ years]
Irvine Office 14451 Red Hill Avenue Tustin, California	leased	1,200	n/a	$ 5,000	Branch office	June 2008 [w/right to extend for one 5-year periods]
Mid-Wilshire Office 3834 Wilshire Boulevard Los Angeles, California	leased	3,382	n/a	$ 8,455	Branch office	December 2007 [w/right to extend for one 5-year periods]
Fashion Town Office 1300 S. San Pedro Street Los Angeles, California	leased	3,208	n/a	$ 6,608	Branch office	December 2009 [w/right to extend for two consecutive 5-year periods]
Fullerton Office 5254 Beach Blvd. Buena Park, California	leased	1,440	n/a	$ 2,880	Branch office	July 2009 [w/right to extend for two consecutive 5-year periods]
Huntington Park 6350 Pacific Boulevard Huntington Park, California	purchased in 2000	4,350	$ 710,000	n/a	Branch office	n/a
Torrance Office 2424 Sepulveda Blvd. Torrance, California	leased	1,550	n/a	$ 4,077	Branch office	January 2010 [w/right to extend for two consecutive 5-year periods]
Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, California	purchased in 2005	2,549	$ 1,535,500	n/a	Branch office	n/a
Dallas Office 2237 Royal Lane Dallas, Texas	purchased in 2003	7,000	$ 1,325,000	n/a	Branch office	n/a

Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.	Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimatable and the loss is probable.

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

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Wilshire Bancorp succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of Wilshire Bancorp. Prior to the reorganization, the Bank was listed for trading on the Nasdaq National Market under the symbol “WSBK.” Wilshire Bancorp’s common stock is now listed for trading on the Nasdaq National Market under the symbol “WIBC.” However, trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

The information in the following table sets forth, for the quarters indicated, the high and low closing sale price for the common stock as reported on the Nasdaq National Market System:

	Closing Sale Price [1]
	High	Low
Year Ended December 31, 2005
First Quarter	$15.99	$12.52
Second Quarter	$14.63	$12.48
Third Quarter	$15.65	$14.05
Fourth Quarter	$17.36	$14.80
Year Ended December 31, 2004
First Quarter	$14.56	$8.63
Second Quarter	$14.25	$10.98
Third Quarter	$17.00	$11.87
Fourth Quarter	$17.35	$13.54

On February 28, 2006, the closing sales price for the Common Stock was $19.25, as reported on the Nasdaq National Market System. As of February 28, 2006, there were approximately 170 shareholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 28,737,000 outstanding shares of common stock.

Dividends

As a California corporation, we are restricted under the CGCL from paying dividends under certain conditions. Our shareholders are entitled to receive dividends when and as declared by our board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the “quantitative solvency” and the “liquidity” tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1¼ times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must be equal to at least 1¼ times current liabilities. In certain circumstances, we may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to our shareholders.

It has been our practice to retain earnings for the purpose of increasing capital to support growth prior to 2005. However, we began paying a cash dividend to our shareholders starting the first quarter of 2005. While we currently pay cash dividends, dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must also comply with applicable bank regulations.

Our ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to us. The ability of the Bank to pay dividends on its common stock is restricted by the California Financial Code, the FDIA and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income for the last three fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner of Department of Financial Institutions, in an amount not exceeding the greatest of:

•	retained earnings,

1 Figures in the table have been retroactively adjusted to reflect a two-for-one stock split (effected in the form of a 100 % stock dividend) issued in 2004.

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

The following table shows cash dividends, stock dividends and stock splits declared for the three years ended December 31, 2005:

Declaration Date	Payable Date	Record Date	Type
April 10, 2003	May 15, 2003	April 30, 2003	10% stock dividend
November 20, 2003	December 17, 2003	November 30, 2003	Two-for-one stock split
November 22, 2004	December 14, 2004	December 3, 2004	Two-for-one stock split
February 25, 2005	April 14, 2005	March 31, 2005	$0.04 per share
May 25, 2005	July 15, 2005	June 30, 2005	$0.04 per share
September 30, 2005	October 14, 2005	September 30, 2005	$0.04 per share
December 2, 2005	January 17, 2006	December 31, 2005	$0.04 per share

Information concerning securities authorized for issuance under the our equity compensation plans appears in Part III, Item 12 under the caption “Equity Compensation Plan Information” which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information, as of February 28, 2006, with respect to options outstanding and available under the Company’s 1997 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A

Equity compensation plans approved by security holders	704,552	$ 5.74	860,070

Item 6.	Selected Financial Data

The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2005. The selected historical financial information is derived from our audited financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below:

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Summary Statement of Operations Data:
Interest income	$97,289	$59,798	$40,926	$32,785	$32,770
Interest expense	34,341	17,463	11,944	9,008	13,144
Net interest income before provision for loan losses	62,948	42,335	28,982	23,777	19,626
Provision for losses on loans and loan commitments	3,350	3,567	2,783	3,240	3,935
Noninterest income	20,478	20,997	17,099	11,375	9,167
Noninterest expenses	33,563	27,283	21,986	17,588	15,461
Income before income taxes	46,513	32,482	21,312	14,324	9,397
Income tax provision	18,753	13,024	8,495	5,731	3,215
Net income	27,760	19,458	12,817	8,593	6,182
Per Share Data:[1]
Net income
Basic	$0.97	$0.70	$0.50	$0.34	$0.25
Diluted	$0.96	$0.68	$0.44	$0.32	$0.23
Book value	$3.95	$3.14	$2.27	$1.78	$1.45
Weighted average common shares outstanding
Basic	28,544,474	27,623,766	25,781,222	25,319,514	24,727,896
Diluted	28,913,542	28,515,881	28,973,208	27,058,850	27,086,704
Period end shares outstanding	28,630,600	28,142,470	25,902,728	25,594,615	25,078,072
Summary Statement of Financial Condition Data (Period End):
Total loans, net of unearned income	$1,262,560	$1,020,723	$757,006	$524,541	$371,536
Allowance for loan losses	13,999	11,111	9,011	6,343	5,559
Other real estate owned	294	-	377	-	26
Total assets	1,666,273	1,265,641	983,264	692,810	490,014
Total deposits	1,409,465	1,098,705	856,239	618,702	448,476
Federal Home Loan Bank Advances	61,000	41,000	29,000	10,000
Junior Subordinated Debentures	61,547	25,464	25,464	10,000
Total shareholders’ equity	113,104	88,307	58,741	45,392	36,192
Performance ratios:
Return on average equity[2].	27.21%	25.42%	24.56%	20.97%	18.77%
Return on average assets[3]	1.92%	1.70%	1.58%	1.49%	1.37%
Net interest margin[4]	4.71%	4.05%	3.89%	4.48%	4.75%
Efficiency ratio[5]	40.23%	43.08%	47.71%	50.03%	53.70%
Net loans to total deposits at period end	88.58%	92.90%	88.41%	84.78%	82.84%
Dividend payout ratio	16.48%	-	-	-	-
Capital ratios:
Average shareholders’ equity to average total assets	7.05%	6.71%	6.43%	7.09%	7.28%
Tier 1 capital to adjusted total assets	9.39%	8.35%	6.36%	7.00%	7.70%
Tier 1 capital to total risk-weighted assets	11.60%	9.87%	7.29%	8.40%	9.25%
Total capital to total risk-weighted assets	14.41%	11.95%	11.60%	11.45%	10.50%

1 As adjusted to reflect a 10% stock dividend issued in May 2003 and two two-for-one stock splits effected in the form of a 100 % stock dividend, issued in December 2003 and 2004, respectively.
2 Net income divided by average shareholders’ equity.
3 Net income divided by average total assets.
4 Represents net interest income as a percentage of average interest-earning assets.
5 Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Asset quality ratios:
Nonperforming loans to total loans[1]	0.20%	0.26%	0.50%	0.66%	0.96%
Nonperforming assets to total loans and other real estate owned[2]	0.22%	0.26%	0.54%	0.66%	0.96%
Net charge-offs (recoveries) to average total loans	0.03%	0.10%	0.02%	0.54%	1.06%
Allowance for loan losses to total loans at period end	1.11%	1.09%	1.19%	1.21%	1.50%
Allowance for loan losses to nonperforming loans	567.15%	411.63%	240.45%	182.96%	156.28%

1 Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
2 Nonperforming assets consist of nonperforming loans (see footnote no. 6 above) and other real estate owned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2005, and includes the statistical disclosures required by Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a 10% stock dividend issued in May 2003 and the two-for-one stock splits (effected in the form of a 100 % stock dividend) in December 2003 and 2004, respectively. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled "Risk Factors," in this Report.

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

At December 31, 2005, we had approximately $1.67 billion in assets, $1.26 billion in total loans, and $1.41 billion in deposits.

We also have expanded and diversified our business by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain sixteen branch offices and nine loan production offices. In 2005 we opened two branch offices in our niche market and four loan production offices in four different states. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issuance by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

2005 Key Performance Indicators

We believe the following were key indicators of our performance for operations during 2005:

•	our total assets grew to $1.67 billion at the end of 2005, or an increase of 31.7% from $1.27 billion at the end of 2004.

•	our total deposits grew to $1.41 billion at the end of 2005, or an increase of 28.3% from $1.10 billion at the end of 2004.

•	our total loans grew to $1.26 billion at the end of 2005, or an increase of 23.7% from $1.02 billion at the end of 2004.

•	our ratio of total non-performing loans to total loans improved to 0.20% at the end of 2005 from 0.26% at the end of 2004.

•
total noninterest income decreased to $20.5 million in 2005, or a decrease of 2.5% from $21.0 million in 2004 due mainly to the reduction of gain on sale of the nonguaranteed portion of SBA loans, which is a non-recurring source of revenue.

•
total noninterest expense increased from $27.3 million in 2004 to $ 33.6 million in 2005, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.32% in 2005 from 2.39% in 2004. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 43.1% in 2004 to 40.2% in 2005.

These items, as well as other factors, contributed to the increase in net income for 2005 to $27.8 million, or $0.96 per diluted common share as compared with $19.5 million, or $0.68 per diluted common share in 2004 and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2006 Outlook

As we look ahead to 2006, we anticipate continued good financial performance. We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. Further, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target marketing efforts in these areas.

We intend to continue our focus on loan and deposit growth and our net interest margin management, while improving efficient operations to control operating expenses so that our expenses grow more slowly than our business operations.

Although interest rates decreased in 2003, compressing our interest margins, we exhibited growth in net interest income. As interest rates increased in 2004 and 2005, our yield on earning assets increased. Should interest rates increase further, our yield on earnings assets will likely increase further although we cannot be certain as to the extent of such increases, if any. We can then decide whether to increase the interest rates we pay on our deposit accounts or change the interest rates on new deposits in certain marketing activation programs, although such activities would reduce our net interest margin. Any increases in the rates we charge on our lending products could have an adverse effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry.

The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are still expanding.

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

For 2006, management will be focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the results of 2005 results, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

•	the specific review of individual loans in accordance with Statement of Financial Accounting Standards (SFAS) No.114, Accounting by Creditors for Impairment of a Loan,

•	the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

•	our judgmental estimate based on various qualitative factors.

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

•
Non-Accrual Loan Trend: This factor may be adjusted when there is a significant upward movement of non-accrual loans and Troubled Debt Restructurings (TDRs). A Troubled Debt Restructuring is a formal restructure of a loan when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower we would not otherwise consider. An increased (negative) adjustment to this factor generally may occur when: (i) non-accrual loans exceed 1.5% of total loans, and/or (ii) non-accrual loans over gross loans have increased by 0.5% in one period. In the case of TDRs, a determination will be made on a case-by-case basis whether the amount and number of TDRs, based on their performance and collateral protection, warrant increased reserves. The extent of the adjustment will depend on the severity of the trends. A decreased (positive) adjustment may occur when levels exceed the thresholds established above, but are improving as supported over, at a minimum, two consecutive quarters. The extent of the adjustment will depend on the improvements of the trend.

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

The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to manage an unallocated allowance not to exceed 2% of the total estimated allowance for loan losses, due to the inherent risk associated with the imprecision in estimating the allowance.

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

SBA Loans

Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee (“ESF”). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The sales gain is recognized from the difference between the proceeds and the book value allocated to the sold portion.

We allocate the book value of the related loan among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following. The amount received for the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting, at 1% above the contract rate (note rate), its future cash flows over the estimated life of the loan. We calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at 1.5% above the effective interest rate of the related loan.

We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs - typically 40 basis points), and (ii) interest-only strip receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 1.5% above the effective interest rate of the related loan. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is charged-off in the period of impairment. For purposes of measuring impairment, the servicing assets are stratified by collateral type. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

Stock-Based Compensation

We issue stock-based compensation to certain employees, officers, and directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which typically results in compensation expense recognition. As permitted by SFAS No. 123, we continue to account for our fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options.  Had the Company adopted SFAS No. 123R in prior periods, the impact on net income and earnings per share would have been equivalent to the pro forma net income and earnings per share disclosed in Note 1 to the consolidated financial statements included herein.

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

Currently, all of our investment securities are classified as either available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income, as part of shareholders’ equity. In accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), we are obligated to assess, at each reporting date, whether there is “other than temporary” impairment to our investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date. As of December 31, 2005 and December 31, 2004, no investment securities were determined to have any other-than-temporary impairment.

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

Average interest-earning assets were $1.34 billion in 2005, as compared with $1.05 billion in 2004 and $744.6 million in 2003, representing increases of 27.8% and 40.5% in 2005 and 2004, respectively, from each of the prior annual periods. We have maintained the loan composition at 83.8% of average interest-earning assets for 2005, and 85.6% for 2004. Average net loans were $1.12 billion in 2005, compared to $895.4 million in 2004 and to $621.9 million in 2003, representing increases of 25.1% and 44.0% in 2005 and 2004, respectively, from each of the prior annual periods. The FRB’s rate increases by a total of 3.25% since June 2004 increased the average yields on interest-earning assets to 5.72% in 2004 and further increased them to 7.28% in 2005. This growth of interest-earning assets, especially in the loan portfolio, coupled with the increase in yields, significantly increased our total interest income by 62.7% to $97.3 million in 2005, as compared with $59.8 million in 2004, which previously increased 46.2% from $40.9 million in 2003.

Average interest-bearing liabilities increased by 30.1% to $1.04 billion in 2005, compared to $801.9 million in 2004, after increasing by 46.0% from $549.1 million in 2003. We also increased other borrowings over the last 12 months (see “Deposits and Other Sources of Funds” below). Total interest expense increased by 96.7% to $34.3 million in 2005 after increasing by 46.2% to $17.5 million in 2004 due mainly to the significant growth of our deposit portfolio and higher rates in 2005. The average interest rate we paid for interest-bearing deposits was 2.18% in both 2004 and 2003, and increased to 3.29% in 2005. The increase in total interest expense in 2005 was primarily related to depositors’ shifting their funds into higher rate time deposits and the overall increase in market interest rates, and the increase in 2004 was primarily related to the volume increase in deposits and other borrowings.

The combined result of our growth and interest rate increases was an increase in net interest income. Net interest income increased by 48.7%, or $20.6 million, to $63.0 million in 2005, following an increase of 46.1% or $13.3 million in 2004 to $42.3 million from $29.0 million in 2003. The positive impact of the Federal Reserve Board’s rate increases since June 2004 improved our net interest margin from 3.89% in 2003 to 4.05% in 2004 and 4.71% in 2005. The net interest spread also increased from 3.32% in 2003 to 3.54% in 2004 and 3.98% in 2005.

In 2005, the FRB raised its overnight lending rate eight times by an aggregate of two percent to 4.25%. The Wall Street Journal Prime Rate was correspondingly increased to 7.25%. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest margin, because more earning assets were immediately re-priced than interest-bearing liabilities. Although we price deposits competitively with the goal of continuing to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Income

(Dollars in thousands)

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets: Earning assets:
Net loans[1]	$1,120,371	$89,628	8.00%	$895,380	$55,943	6.25%	$621,949	$37,892	6.09%
Securities of government sponsored Enterprises	122,698	4,374	3.56%	77,251	2,378	3.08%	56,664	1,600	2.82%
Other investment securities.	6,839	290	4.23%	11,305	566	5.00%	14,705	783	5.33%
Commercial paper	2,358	82	3.47%	-	-	-	-	-	-
Federal funds sold	80,859	2,796	3.46%	55,763	805	1.44%	47,995	596	1.24%
Money market preferred stocks	4,019	116	2.90%	6,259	105	1.68%	2,274	27	1.18%
Interest-earning deposits	78	3	3.87%	64	1	2.32%	1,019	28	2.74%
Total interest-earning assets	1,337,222	97,289	7.28%	1,046,022	59,798	5.72%	744,607	40,926	5.50%
Total noninterest-earning assets	110,335			95,408			67,116
Total assets	$1,447,557			$1,141,430			$811,723
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$247,313	$7,242	2.93%	$193,120	$3,618	1.87%	$107,062	$1,787	1.67%
Super NOW deposits	21,447	187	0.87%	21,542	165	0.77%	17,494	145	0.83%
Savings deposits	22,878	168	0.73%	26,322	198	0.75%	22,754	168	0.74%
Time certificates of deposit in denominations of $100,000 or more	532,207	18,585	3.49%	373,888	8,698	2.33%	233,763	5,850	2.50%
Other time deposits	116,698	3,732	3.20%	117723	2,984	2.54%	140,243	3,300	2.35%
Other borrowings	102,627	4,427	4.31%	69,353	1,800	2.59%	27,807	694	2.49%
Total interest-bearing liabilities	1,043,169	34,341	3.29%	801,948	17,463	2.18%	549,123	11,944	2.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	286,966			251,762			200,973
Other liabilities	15,403			11,158			9,447
Total noninterest-bearing liabilities	302,369			262,920			210,420
Shareholders’ equity	102,018			76,562			52,180
Total liabilities and shareholders’ equity	$1,447,557			$1,141,430			$811,723
Net interest income		$62,948			$42,335			$28,982
Net interest spread[2]			3.98%			3.54%			3.32%
Net interest margin[3]			4.71%			4.05%			3.89%

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

1Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $5,239, $2,954, and $2,111 for the years ended December 31, 2005, 2004, and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.
2Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

(Dollars in thousands)
	For the Year Ended December 31, 2005 vs. 2004 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2004 vs. 2003 Increases (Decreases) Due to Change In

	Volume	Rate	Total	Volume	Rate	Total
Interest income: Net loans[1]	$15,920	$17,765	$33,685	$17,060	$991	$18,051
Securities of government sponsored enterprises	1,573	423	1,996	623	155	778
Other Investment securities	(199)	(77)	(276)	(172)	(46)	(218)
Commercial paper	82	0	82	(172)	(46)	(218)
Federal funds sold	486	1,505	1,991	104	105	209
Money Market Preferred Stocks	(47)	58	11	63	15	78
Interest-earning deposits	0	2	2	(26)	-	(26)

Total interest income	17,815	19,676	37,491	17,652	1,220	18,872

Interest expense:
Money market deposits	$1,205	$2,419	$3,624	$1,589	$243	$1,832
Super NOW deposits	(1)	23	22	32	(11)	21
Savings deposits	(25)	(5)	(30)	27	3	30
Time certificates of deposit in denominations of $100,000 or more	4,528	5,359	9,887	3,286	(439)	2,847
Other time deposits	(26)	773	747	(558)	242	(316)
Other borrowings	1,104	1,524	2,628	1,076	29	1,105

Total interest expense	6,785	10,093	16,878	5,452	67	5,519

Change in net interest income	$11,031	$9,583	$20,613	$12,200	$1,153	$13,353

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not made only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which are presented as a component of other liabilities.

We respond to potential loan losses proactively by identifying problem loans in a timely manner and by taking immediate actions to successfully curb increases in the level of non-performing assets (see “Financial Condition-Nonperforming Assets” below for further discussion). Despite continued loan growth, our low level of nonperforming assets and recoveries of previously charged-off loans reduced our provision for loan losses and loan commitments to $3.4 million in 2005 from $3.6 million in 2004, which previously increased from $2.8 million in 2003. The significant increase in 2004 was primarily related to the adjustment to the reserve for off-balance-sheet items caused by the application of the higher calculated loss migration ratio to off-balance-sheet items since the first quarter of 2004. We provided $137,000 for the credit risk of off-balance sheet items in 2005, as compared with $559,000 in 2004 and $13,000 for 2003. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

1Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $5,239, $2,954, and $2,111 for the years ended December 31, 2005, 2004, and 2003, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

Noninterest Income

Total noninterest income decreased to $20.5 million in 2005 from $21.0 million in 2004 and increased from $17.1 million in 2003. Noninterest income was 1.4% of average assets in 2005, a decrease from 1.8% and 2.1% in 2004 and 2003, respectively. We currently earn non-interest income from various sources, including an income stream provided by bank owned life insurance in the form of an increase in cash surrender value and gain on sale of mortgage loans and nonguaranteed portions of SBA loans. The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For the Years Ended December 31,	2005		2004		2003
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$7,547	36.9%	$7,379	35.2%	$6,789	39.7%
Gain on sale of loans	8,310	40.6%	8,832	42.1%	6,236	36.5%
Loan-related servicing income	1,997	9.7%	2,372	11.3%	1,890	11.1%
Referral fee income	233	1.1%	113	0.5%	477	2.8%
Loan packaging fee	386	1.9%	376	1.8%	450	2.6%
Income from other earning assets	874	4.3%	639	3.0%	499	2.9%
Other income	1,130	5.5%	1,286	6.1%	758	4.4%
Total	$20,477	100.0%	$20,997	100.0%	$17,099	100.0%
Average assets	$1,447,557		$1,141,430		$811,723
Noninterest income as a % of average assets		1.4%		1.8%		2.1%

Our largest source of noninterest income in 2005 was the gain on the sale of loans, which slightly decreased to $8.3 million in 2005 from $8.8 million in 2004 and increased from $6.2 million in 2003. The ratio of this income as a percentage of total noninterest income was 40.6%, 42.1%, and 36.5% in 2005, 2004 and 2003, respectively. Such changes were due mainly to the fluctuation of sales volume of the nonguaranteed portion of SBA loans. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. SBA loan production levels were $142 million, $116 million, and $109 million in 2005, 2004, and 2003, respectively. As a result, the sales gains on the guaranteed portions of SBA loans increased to $7.5 million in 2005 as compared with $7.4 million in 2004 and $5.7 million in 2003. This source of non-interest income also includes sales gains on nonguaranteed portion of SBA loans and residential mortgage loans. Gain on sales of residential mortgage loans was $313,000, $336,000, and $112,000, respectively, in 2005, 2004 and 2003. However, the sale of the nonguaranteed portion of SBA loans is not considered a stable source of income since the decision to sell the SBA nonguaranteed portion is opportunistic and more related to our risk management strategy. The gain on sale of the nonguaranteed portions of SBA loans was $525,000, $1.1 million, and $464,000 in 2005, 2004, and 2003, respectively.

Our second largest source of noninterest income was service charge income on deposit accounts, representing 36.9%, 35.2%, and 39.7% of total noninterest income in 2005, 2004, and 2003, respectively. This income source increased 2.3% in 2005 to $7.5 million, from $7.4 million in 2004, which previously increased 8.7% from $6.8 million in 2003. Such increases were due primarily to an increase in our number of transactional accounts. We imposed more rigid requirements on money service business (“MSB”) accounts and more closely monitored their transactions. As a result, the number of MSB accounts was reduced and fee income therefrom was also reduced, limiting the increase of this revenue source relative to the increase of transactional accounts. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. Significant reversals of servicing assets on sold loans, which were paid off before their maturities, decreased this income source to $2.0 million in 2005. In 2004, the growth of the servicing loan portfolio increased it to $2.4 million as compared to $1.9 million in 2003. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and are charged by the monthly amortization of servicing assets that we capitalize upon sale of the related loan. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. In 2005, $1.3 million of servicing assets were charged back to this income account by early pay-offs as compared to $558,000 in 2004. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio ($273.9 million, $235.5 million, and $180.6 million at year-end 2005, 2004, and 2003, respectively), management believes that this income source should continue to improve as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income in 2005 increased to $233,000 as compared with $113,000 in 2004 which previously decreased from $477,000 in 2003. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

Loan packaging fee income, which represents charges to borrowers for their loan processing, increased to $386,000 in 2005 as compared with $376,000 in 2004 as the volume of loan production increased. In 2004, this income source had decreased from $450,000 in 2003 due to the increased competition that made waiving packaging fees more prevalent.

Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income from FHLB stock ownership and the increase in cash surrender value of bank owned life insurance. Such income was $874,000, $639,000 and $499,000 in 2005, 2004 and 2003, respectively. These increases were primarily attributable to an additional purchase of $3 million in bank owned life insurance in the second quarter of 2005 and the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Other income represented income from miscellaneous sources, such as gain on sale of investment securities and the excess of insurance proceeds over the carrying value of an insured loss. Other income decreased to $1.13 million in 2005 from $1.29 million in 2004, which previously increased from $758,000 in 2003. The other income generally increases as our business activities grow, but it was unusually high in 2004 because of nonrecurring additional revenues recognized for a settlement award on an insurance claim and gain on sale/call of investment securities.

Noninterest Expense

Total noninterest expense increased to $33.6 million in 2005, from $27.3 million in 2004 and $22.0 million in 2003. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent opening of new offices. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.3% in 2005 from 2.4% in 2004 and 2.7% in 2003. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) to 40.2% in 2005 from 43.1% in 2004, and 47.7% in 2003.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Years Ended December 31,	2005		2004		2003
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$19,226	57.3%	$14,581	53.5%	$12,183	55.4%
Occupancy and equipment	3,465	10.3%	2,730	10.0%	2,159	9.8%
Data processing	1,917	5.7%	1,644	6.0%	1,569	7.1%
Loan referral fee	1,284	3.8%	1,202	4.4%	959	4.4%
Professional fees	858	2.5%	1,430	5.2%	841	3.8%
Directors’ fees	493	1.5%	460	1.7%	422	1.9%
Office supplies	654	1.9%	573	2.1%	523	2.4%
Investor relation expenses	379	1.1%	399	1.5%	111	0.5%
Advertising	966	2.9%	652	2.4%	303	1.4%
Communications	428	1.3%	338	1.2%	380	1.7%
Deposit insurance premium	155	0.5%	132	0.5%	189	0.9%
Outsourced service for customers	1,435	4.3%	1,302	4.8%	946	4.3%
Other	2,303	6.9%	1,840	6.7%	1,401	6.4%
Total	$33,563	100.0%	$27,283	100.0%	$21,986	100.0%
Average assets	$1,447,557		$1,141,430		$811,723
Noninterest expense as a % of average assets		2.3%		2.4%		2.7%

Salaries and employee benefits historically represent more than half of total noninterest expense and increased 31.9% to $19.2 million in 2005 as compared with $14.6 million in 2004 which increased from $12.2 million in 2003. Despite the twelve branch and loan production office openings and significant asset growth in the past two years, we have taken efforts to promote efficient operations by limiting personnel growth. The number of full-time equivalent employees was 278 at the end of 2005, compared with 245 and 212 in 2004 and 2003, respectively. Assets per employee increased to $6.0 million at the end of 2005 from $5.4 million and $4.6 million at the end of 2004 and 2003, respectively.

Occupancy and equipment expenses totaled $3.5 million in 2005, compared to $2.7 million in 2004 and $2.2 million in 2003, representing increases of 26.9% and 26.4% in 2005 and 2004, respectively, over each of the prior year periods. These cost increases were attributable primarily to the expansion of our office network and the additions of new departments. These expenses represented 10.3%, 10.0% and 9.8% of total noninterest expenses in 2005, 2004 and 2003, respectively.

Data processing expenses increased to $1.92 million in 2005 from $1.64 million in 2004, which increased from $1.57 million in 2003, representing an increase of 16.6% and 4.8% in 2005 and 2004, respectively, over each of the prior year periods. Office supplies expenses also increased to $654,000 in 2005 from $573,000 in 2004, and $523,000 in 2003, representing an increase of 14.1% and 9.6% in 2005 and 2004, respectively, over each of the prior year periods. These increases in data processing expenses and office supplies correspond to the growth of our business.

Loan referral fees are paid to brokers who refer loans, mostly SBA loans, to us. Although we also paid referral fees for qualified commercial loans beginning in 2004, the referral fee increases were mainly the result of increases in our SBA loan production, since SBA loans are broker-driven loans. Due to the growth of SBA loan production, these referral fees increased to $1.3 million in 2005, from $1.2 million in 2004 and $959,000 in 2003. SBA loan production increased to $142 million in 2005, from $116 million in 2004 and $109 million in 2003.

Professional fees generally may increase as we grow and we expect these expenditures will continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we recently commenced business operations. Professional fees were $858,000, $1,430,000, and $841,000, or 2.6%, 5.2%, and 3.8% of total noninterest expense, in 2005, 2004 and 2003, respectively. The professional fees in 2004 were exceptionally high because of the legal and accounting fees incurred to comply with the enhanced legal and accounting requirements of the Sarbanes-Oxley Act (“SOX”). We also incurred additional professional fees in connection with the holding company reorganization in 2004.

Advertising expenses increased to $966,000 in 2005 from $652,000 in 2004 which previously increased from $303,000 in 2003, representing 2.9%, 2.4%, and 1.4% of total noninterest expenses in 2005, 2004 and 2003, respectively. Such increases were attributable to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially for the opening of the Dallas branch and new loan production offices.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services. These expenses are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities, these expenses have increased slightly to $1.4 million in 2005 from $1.3 million in 2004. In 2004, these expenses increased 37.6% from $946,000 in 2003 due to the increase in depositors, such as escrow accounts and brokerage accounts, demanding such services.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. These expenses have increased after 2003 in connection with the holding company reorganization in 2004. These expenses were $379,000, $399,000, and $111,000 in 2005, 2004, and 2003, respectively.

Noninterest expense, other than the categories specifically addressed above, increased by $609,000, or 22.0%, to $3.4 million in 2005 from $2.8 million in 2004. In 2004, noninterest expenses increased by $378,000, or 15.8%, from $2.4 million in 2003. The increases were mainly caused by the impairment charges of $270,000 in 2005 and $79,000 in 2004 of intangible assets. in addition to the normal growth following the growth of our business activities. The fair value of intangible assets, servicing assets and interest-only-strip which were capitalized at the time of sale of SBA loans, were determined partially impaired in the periodic impairment testing.

Generally, noninterest expense has increased from 2003 to 2005 as a result of rapid asset growth (31.7%, 28.7% and 41.9% in 2005, 2004 and 2003, respectively), and the expansion of our office network and products, increases in staff, as well as additional occupancy and data processing costs. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

For the year ended December 31, 2005, we made a provision for income taxes of $18.8 million on pretax net income of $46.5 million, representing an effective tax rate of 40.3%, as compared with a provision for income taxes of $13.0 million on pretax net income of $32.5 million, representing an effective tax rate of 40.1% for 2004, and a provision of $8.5 million on pretax net income of $21.3 million, representing an effective tax rate of 39.9% for 2003.

The effective tax rates in 2005 were consistent with those for prior years. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone (“EZ”) and our purchase of bank owned life insurance in 2003 and 2005 and low-income housing tax credit funds in 2003 (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2005, 2004 and 2003, we had net deferred tax assets of $8.1 million, $4.8 million and $3.8 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $241.8 million, or 23.7%, to $1.26 billion at December 31, 2005 from $1.02 billion at December 31, 2004. Total loans net of unearned income were $757.0 million, $524.5 million and $371.5 million at December 31, 2003, 2002 and 2001, respectively. Total loans net of unearned income as a percentage of total assets were 75.8%, 80.6%, 77.0%, 75.7% and 75.8% for 2005, 2004, 2003, 2002 and 2001, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.01 billion, $859.0 million, $607.6 million, $400.4 million, and $255.8 million as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Real estate secured loans as a percentage of total loans were 80.1%, 84.2%, 80.3%, 76.3% and 68.9% at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer different types of home mortgage loans, sometimes with unconventional terms, such as interest only mortgages or option adjustable rate mortgages. However, we usually sell most of the production, especially mortgage loans with unconventional terms, and only retain some portion of conventional mortgage loans on our books. Therefore, total home mortgage loan portfolio outstanding at the end of 2005 and 2004 was $43.3 million and $38.4 million, respectively, and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at the same periods were $8.0 million and $3.6 million, respectively, that were temporarily held for sale by us before sales or refinance. The robust California real estate market in the past few years and our increased involvement in the residential mortgage loan market have further increased the volume of real estate secured loans.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. This category also includes the retained portion of commercial SBA loans. With the success of our strategy to reduce reliance on SBA loans and place an increased emphasis on non-SBA commercial loans, SBA loans no longer represent the majority of our commercial and industrial loans. Commercial and industrial loans were $190.8 million, $136.0 million, $126.6 million, $98.0 million and $89.5 million at the end of 2005, 2004, 2003, 2002 and 2001, respectively. Commercial and industrial loans were 15.1%, 13.3%, 16.7%, 18.7% and 24.1% as a percentage of total loans at the end of 2005, 2004, 2003, 2002 and 2001, respectively.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Although consumer loans were $42.9 million, $18.8 million, $15.0 million, $12.3 million and $13.6 million, at December 31, 2005, 2004, 2003, 2002 and 2001, respectively, consumer loans as a percentage of total loans are still minimal. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. We expect to expand our construction lending activities with this specialized capacity under the guidance of the Commercial Loan Center.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, and leasehold improvements, or to provide permanent working capital. SBA-guaranteed loans usually have longer maturities (8 to 25 years). We generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
	2005	2004	2003	2002	2001
Construction	$17,366	$6,972	$7,845	$13,777	$12,625
Real estate secured	1,011,513	858,998	607,561	400,446	255,801
Commercial and industrial	190,796	135,943	126,631	97,998	89,500
Consumer	42,885	18,810	14,969	12,320	13,610
Total loans, net of unearned income	$1,262,560	$1,020,723	$757,006	$524,541	$371,536
Participation loans sold and serviced by the Company	$273,876	$235,534	$180,558	$126,346	$109,489
Construction	1.4%	0.7%	1.0%	2.6%	3.4%
Real estate secured	80.1%	84.2%	80.3%	76.3%	68.9%
Commercial and industrial	15.1%	13.3%	16.7%	18.7%	24.1%
Consumer	3.4%	1.8%	2.0%	2.4%	3.6%
Total loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2005. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $5.0 million, and includes unearned income and deferred fees totaling $10.3 million at December 31, 2005:

Loan Maturities and Repricing Schedule

	At December 31, 2005,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$15,322	$-	$-	$15,322
Real estate secured	930,963	43,419	37,698	1,012,080
Commercial and industrial	197,323	435	91	197,849
Consumer	18,388	23,930	275	42,593
Total loans, net of unearned income	$1,161,996	$67,784	$38,064	$1,267,844
Loans with variable (floating) interest rates	$1,127,497	$-	$-	$1,127,497
Loans with predetermined (fixed) interest rates	$34,499	$67,784	$38,064	$140,347

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California have generally increased. However, no assurance can be given that this trend will continue or that property values will not significantly decrease.

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

Our nonperforming loans decreased to $2.5 million at the end of 2005 from $2.7 million at the end of 2004, despite the growth of our loan portfolio. Nonperforming loans were $3.7 million, $3.4 million and $3.5 million at December 31, 2003, 2002 and 2001, respectively. Management’s continued emphasis on asset quality control has resulted in decreases in nonperforming loans in recent years. The significant loan growth, together with the decrease of nonperforming loans, have caused the ratio of nonperforming loans over total loans to improve to 0.20% and 0.26% at December 31, 2005 and 2004, respectively, as compared with 0.54%, 0.66% and 0.96% at December 31, 2003, 2002 and 2001, respectively.

At the end of 2005, OREO was $294,400, which consisted of three properties foreclosed in 2005. We have already secured offers for these properties and management believes that we can sell them without a significant loss in 2006. We had no OREO at the end of 2004, after the only OREO at the end of 2003, a $377,000 single-family residence, was sold with a negligible loss in early 2004. We had no OREO at December 31, 2002, after the sole OREO at the end of 2001, a $88,000 unimproved land parcel was sold in 2002. Together with OREO, the ratio of nonperforming assets as a percentage of total loans and OREO improved for the past five years, equaling 0.22%, 0.26%, 0.54%, 0.66%, and 0.96% as of December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2005. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2005, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:[1]
Real estate secured	$1,171	$2,242	$3,086	$2,074	$1,219
Commercial and industrial	341	401	543	479	2,141
Consumer	292	-	-	-	24
Total	$1,804	$2,643	$3,629	$2,553	$3,384
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	$-	$-	$-	$875	$-
Real estate secured	553	-	-	-	-
Commercial and industrial	111	-	29	-	131
Consumer	-	42	67	7	-
Total	664	42	96	882	131
Restructured loans:[2,3]
Real estate secured	$-	$-	$-	$-	$-
Commercial and industrial	-	14	23	32	42
Consumer	-	-	-	-	-
Total	-	14	23	32	42
Total nonperforming loans	2,468	2,699	3,748	3,467	3,557
Other real estate owned	294	-	377	-	26
Total nonperforming assets	$2,763	$2,699	$4,125	$3,467	$3,583

Nonperforming loans as a percentage of total loans	0.20%	0.26%	0.50%	0.66%	0.96%
Nonperforming assets as a percentage of total loans and other real estate owned	0.22%	0.26%	0.54%	0.66%	0.96%
Allowance for loan losses as a percentage of nonperforming loans	567.15%	411.63%	240.45%	182.95%	156.28%

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

The substantial growth of our loan portfolio in the past five years has required more reserves for potential loan losses. The allowance for loan losses increased by 26.0%, or $2.9 million, to $14.0 million at December 31, 2005, as compared with $11.1 million at December 31, 2004. Such allowances were $9.0 million, $6.3 million, and $5.6 million at December 31, 2003, 2002, and 2001, respectively. Management’s renewed emphasis on asset quality control has resulted in a lower level of net loan charge-offs to $324,000, $908,000 and $102,000 at the end of 2005, 2004 and 2003, respectively, and kept the level of nonperforming assets minimal despite the rapid growth of our loan portfolio. As a result, we were able to lower the ratio of allowance for loan losses to total loans to 1.11%, 1.09% and 1.19% at the end of 2005, 2004 and 2003, respectively. Management believes that the current ratio of 1.11% is adequate because the level of total non-performing loans as of December 31, 2005 was relatively low at 0.20% of total loans. Prior to 2003, the weak business climate adversely impacted the financial condition of a certain number of our clients and increased our net loan charge-offs to $2.4 million and $3.3 million in 2002 and 2001, respectively, and the ratio of allowance for loan losses to total loans was 1.21% and 1.50% at the end of 2002 and 2001, respectively.

1During the fiscal year ended December 31, 2005, no interest income related to these loans was included in net income. Additional interest income of approximately $353,000 would have been recorded during the year ended December 31, 2005, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2005 or, if not outstanding throughout the fiscal year ended December 31, 2005, since origination.
2A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
3During the fiscal year ended December 31, 2005, approximately $8,000 of interest income related to this loan was included in net income.
Additional interest income would be negligible during the year ended December 31, 2005, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2005.

Although management believes the allowance at December 31, 2005 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2005 and 2004, our allowance for loan losses consisted of amounts allocated from three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of December 31,
	2005	2004
Specific review of individual loans	$392,380	$541,261
Review of pools of loans with similar characteristics	$11,345,551	$8,954,465
Judgmental estimate based on various qualitative factors	$2,261,371	$1,615,366

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balances:
Average total loans outstanding during period	$1,132,829	$905,556	$629,466	$445,548	$316,365
Total loans outstanding at end of period	$1,262,560	$1,020,723	$757,005	$524,541	$371,536
Allowance for loan losses:
Balances at beginning of period	$11,111	$9,011	$6,343	$5,559	$4,968
Actual charge-offs:
Real estate secured	127	-	306	106	128
Commercial and industrial	866	1,230	623	2,681	3,218
Consumer	107	139	23	41	86
Total charge-offs	1,100	1,369	952	2,828	3,432
Recoveries on loans previously charged off:
Real estate secured	30	-	-	10	-
Commercial and industrial	708	419	848	427	86
Consumer	37	42	2	5	2
Total recoveries	775	461	850	442	88
Net loan charge-offs	324	908	102	2,386	3,344
Provision for loan losses	3,350	3,567	2,783	3,170	3,935
Less: provision for losses on off balance sheet item	137	559	13
Balance at end of period	$13,999	$11,111	$9,011	$6,343	$5,559
Ratios:
Net loan charge-offs to average total loans	0.03%	0.10%	0.02%	0.54%	1.06%
Allowance for loan losses to total loans at end of period	1.11%	1.09%	1.19%	1.21%	1.50%
Net loan charge-offs to allowance for loan losses at end of period	2.32%	8.17%	1.13%	37.62%	60.15%
Net loan charge-offs to provision for loan losses	9.68%	25.46%	3.68%	75.27%	84.98%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses
	Amount Outstanding as of December 31,
	(Dollars in Thousands)
Applicable to:	2005	2004	2003	2002	2001
Construction	$152	$66	$80	$140	$130
Real estate secured	9,751	8,081	6,991	4,583	2,364
Commercial and industrial	3,742	2,796	1,852	1,597	3,031
Consumer	354	168	88	23	34
Total Allowance	$13,999	$11,111	$9,011	$6,343	$5,559
Construction	1.09%	0.59%	0.89%	2.21%	2.34%
Real estate secured	69.65%	72.73%	77.58%	72.25%	42.53%
Commercial and industrial	26.73%	25.17%	20.55%	25.18%	54.52%
Consumer	2.53%	1.51%	0.98%	0.36%	0.61%
Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2005 (Dollars in thousands):

	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$41,728	$21,684	$-	$-	$63,412
Junior subordinated debenture	4,088	7,353	3,116	61,547	76,104
Operating leases	1,803	3,132	2,330	2,665	9,930
Time deposits	783,148	13,173	1	25	796,347
Total	$830,767	$45,342	$5,447	$64,237	$945,793

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2005, 2004 and 2003, we had commitments to extend credit of $104.3 million, $69.5 million and $42.6 million, respectively. Obligations under standby letters of credit were $2.5 million, $2.8 million and $1.9 million, for 2005, 2004 and 2003, respectively, and the obligations under commercial letters of credit were $11.4 million, $9.3 million and $7.7 million for the same periods.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2005, 2004 and 2003, we had $126 million, $45 million and $50 million, respectively, in federal funds sold and repurchase agreements, and $500,000, $0, and $199,000, respectively, in interest bearing deposits in other financial institutions.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At December 31, 2005, 2004, and 2003 we had $0, $10 million and $8 million, respectively, in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2005		As of December 31, 2004		As of December 31, 2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity: Securities of government sponsored enterprises	$19,993	$19,684	$28,073	$27,976	$19,084	$19,002
Collateralized mortgage obligation	248	229	379	371	694	692
Municipal securities	2,619	2,598	810	814	1,055	1,074
Corporate securities	-	-	-	-	2,594	2,623

Available-for-Sale: Securities of government sponsored enterprises	77,882	76,981	39,945	39,732	29,318	29,359
Mortgage backed securities	23,451	23,158	27,794	27,740	9,448	9,366
Collateralized mortgage obligation	26,302	25,870	4,389	4,291	5,574	5,505
Corporate securities	8,132	8,047	3,994	3,950	12,362	12,766
Municipal securities	4,661	4,594	-	-
Money market preferred stock	-	-	10,000	10,000	8,000	8,000

Total investment securities	$163,288	$161,161	$115,384	$114,874	$88,129	$88,387

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2005:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity: Securities of government sponsored enterprises	$5,996	3.16%	$13,997	3.72%	-	-	-	-	$19,993	3.55%
Collateralized mortgage obligation.	-	-	248	3.97%	-	-	-	-	248	3.97%
Municipal securities	1,999-	4.03%	620	4.12%	-	-	-	-	2,619	4.05%

Available-for-sale: Securities of government sponsored enterprises	29,729	3.80%	47,251	3.95%	-	-	-	-	76,980	3.89%
Mortgage backed securities	10,294	4.16%	12,865	3.87%	-	-	-	-	23,159	4.00%
Collateralized mortgage obligation.	-	-	25,870	4.89%	-	-	-	-	25,870	4.89%
Corporate securities	-	-	6,121	5.36%	1,926	4.46%	-	-	8,047	5.14%
Municipal securities	-	-	-	-	4,594	3.75%	-	-	4,594	3.75%

Total investment securities	$48,018	3.81%	$106,972	4.22%	$6,520	3.96%	-	-	$161,510	4.03%

Our investment securities holdings increased by $46.5 million, or 40.5%, to $161.5 million at December 31, 2005, compared to holdings of $115.0 million at December 31, 2004. Holdings at December 31, 2003 were $88.4 million. Total investment securities as a percentage of total assets were 9.8% and 9.1% at December 31, 2005 and 2004, respectively, compared to 9.0% at December 31, 2003. As of December 31, 2005, investment securities having a carrying value of $131.2 million were pledged to secure certain deposits.

As of December 31, 2005, held-to-maturity securities, which are carried at their amortized costs, decreased to $22.9 million from $29.3 million and $23.4 million at December 31, 2004 and 2003, respectively. Available-for-sale securities, which are stated at their fair market values, increased to $138.7 million at December 31, 2005 from $85.7 million and $65.0 million at December 31, 2004 and 2003, respectively. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004, respectively (dollars in thousands):

As of December 31, 2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligations	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage-backed securities	8,632	(136)	8,075	(185)	16,707	(321)
Municipal securities	5,553	(89)	-	-	5,553	(89)
Corporate securities	982	(17)	1,926	(68)	2,908	(85)
	$82,518	$(1,035)	$54,453	$(1,121)	$136,971	$(2,156)

As of December 31, 2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$50,789	$(267)	$3,934	$(66)	$54,723	$(333)
Collateralized mortgage obligation	1,915	(29)	2,747	(77)	4,662	(106)
Mortgage backed securities	11,970	(123)	2,949	(40)	14,919	(163)
Municipal securities	-	-	-	-	-	-
Corporate securities	1,926	(59)	-	-	1,926	(59)
	$66,600	$(478)	$9,630	$(183)	$76,230	$(661)

As of December 31, 2005, the total unrealized losses less than 12 months old were $1.0 million, and total unrealized losses more than 12 months old were $1.1 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $82.5 million at December 31, 2005, and those with unrealized losses more than 12 months old were $54.5 million. As of December 31, 2004, the total unrealized losses less than 12 months old were $478,000 and total unrealized losses more than 12 months old were $183,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $66.6 million at December 31, 2004, and those with unrealized losses more than 12 months old were $9.6 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. As of December 31, 2005 and 2004, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005 and 2004, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

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

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the bank owned life insurance (“BOLI”).

In an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million in 2003 in BOLI from insurance carriers rated AA or above. In 2005, we purchased $3 million more in BOLI from the same insurance carriers. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

In 2003, we also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following this two to three-year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of December 31, 2005 and December 31, 2004 were as follows:

Type	Balance as of December 31, 2005	Balance as of December 31, 2004
BOLI	$15,099,000	$11,536,000
LIHTCF	$2,350,000	$1,784,000
Federal Home Loan Bank Stock	$6,182,000	$4,372,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at December 31, 2005, 2004 and 2003 were $1.4 billion, $1.1 billion and $856.2 million, respectively, representing an increase of $310.8 million, or 28.3%, in 2005 and $242.5 million, or 28.3%, in 2004. The average deposits for the years ended December 31, 2005, 2004 and 2003 were $1.2 billion, $984.4 million, and $722.3 million, respectively, representing an increase of $242.9 million, or 24.7%, in 2005, and of $261.9 million, or 36.2%, in 2004.

In 2005, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts. Our deposits in transactional accounts in 2005 decreased to 45.3% of total deposit on an annual average basis, as compared with 47.4% in 2004. In order to support our loan growth, we have increased our reliance on time deposits. As a result, the annual average time deposits increased by 32.0% in 2005 to $648.9 million, whereas the annual average total deposits increased by only 24.7% in 2005 to $1.2 billion. However, our continuing strategic emphasis on core deposits, which is defined as total deposits less time deposits in denominations of $100,000 or more, somewhat limited growth of time deposits at 31.4% in 2004 on an annual average basis to $491.6 million from $374.0 million in 2003 whereas annual average total deposits increased 36.3% in 2004 to $984.4 million from $722.3 million in 2003. Our deposits in transactional accounts in 2004 increased to 47.4% of total deposits from the 2003’s 45.1%. The average rate paid on time deposits in denominations of $100,000 or more increased to 3.49% in 2005 as compared with 2.33% in 2004, which previously decreased from 2.50% in 2003. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits

	For the Years Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)

Demand, noninterest-bearing	$286,966		$251,762		$200,972
Money market	247,313	2.93%	193,120	1.87%	107,062	1.67%
Super NOW	21,446	0.87%	21,542	0.77%	17,494	0.83%
Savings	22,878	0.73%	26,322	0.75%	22,754	0.74%
Time certificates of deposit in denominations of $100,000 or more	532,207	3.49%	373,888	2.33%	233,763	2.50%
Other time deposits	116,698	3.20%	117,723	2.54%	140,243	2.35%
Total deposits	$1,227,508	2.44%	$984,357	1.59%	$722,288	1.56%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2005 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2005

(Dollars in Thousands)

Three months or less	$323,779
Over three months through six months	113,940
Over six months through twelve months	190,755
Over twelve months	2,188
Total	$630,662

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits in 2004. At December 31, 2005, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

In order to take advantage of historically low funding costs, in the past few years we also accepted brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. Brokered deposits grew to $47.3 million and $52.6 million and at December 31, 2004 and 2003, respectively, from $4.2 million at the end of 2001. However, we have controlled this growth and reduced these deposits to $23.0 million at December 31, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. Since 2002, we have increased borrowings from FHLB in order to take advantage of the flexibility of the program and its reasonably low cost. See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2005 and 2004:

(Dollars in thousands)	2005	2004
Balance at year-end	$61,000	$41,000
Average balance during the year	$56,151	$43,759
Maximum amount outstanding at any month-end	$61,000	$55,000
Average interest rate during the year	3.13%	1.56%
Average interest rate at year-end	3.51%	2.08%

Junior Subordinated Debentures; Trust Preferred Securities

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issuance by statutory trusts wholly-owned by the Company.

 2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 7.62% at December 31, 2005, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company-level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 7.35% at December 31, 2005, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 6.29% at December 31, 2005, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In September 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust III (“Wilshire Trust”), which issued $15 million in trust preferred securities.  Wilshire Statutory Trust III, a subsidiary of Wilshire Bancorp, purchased $15.5 million of Wilshire Bancorp’s Junior Subordinated Debt Securities (the “September 2005 debenture”), payable in 2035. Until September 15, 2010, the securities will be fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. Wilshire Bancorp may defer the payment of interest at any time for a period up to twenty consecutive quarters, provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in Wilshire Trust being deemed to be an investment company required to register under the Investment Company Act of 1940, we may not redeem the Subordinated Debentures until after September 15, 2010.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by Wilshire Bancorp. The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

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

Under the final rule, as of December 31, 2005, Wilshire Bancorp counted $38.0 million of total trust preferred securities as Tier 1 capital, leaving $12.0 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2005, 2004 and 2003 totaled approximately $355.2 million, $205.8 million and $195.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 21.3%, 16.3% and 19.9% at December 31, 2005, 2004 and 2003, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of December 31, 2005, our borrowing capacity from the FHLB was about $349 million and the outstanding balance was $61 million, or approximately 17% of our borrowing capacity. As of December 31, 2005, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income through retained earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks. We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt or hybrid securities.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding regulatory capital requirements.

At December 31, 2005, total shareholders’ equity increased to $113.1 million from $88.3 million at December 31, 2004, representing an increase of $24.8 million, primarily from internally generated operating income of $27.8 million, the $480,000 in proceeds from stock option exercises and the $1.9 million in tax benefits therefrom, which was reduced by the declared cash dividends of $4.6 million in 2005.. At December 31, 2004, total shareholders’ equity increased to $88.3 million from $58.7 million, representing an increase of $29.6 million, primarily from internally generated operating income of $19.5 million, $1.8 million in proceeds from stock option exercises and the $8.7 million in tax benefits therefrom.

As of December 31, 2004, we had $25.5 million in Junior Subordinated Debentures. The $15.5 million was issued in relation with the issuance of $15 million trust preferred securities. In addition, in March and September of 2005, we issued a total of $36.1 million in Junior Subordinated Debentures to the Wilshire Statutory Trusts, our wholly owned subsidiaries, which in turn issued the trust preferred securities of the total of $35 million. We subsequently infused $14 million as an additional equity capital to the Bank in March 2005. As of December 31, 2004 and 2003, $15 million was treated as our Tier I capital, but the remaining $10 million which was issued by the Bank was treated as our Tier II capital. At December 31, 2005, our holding of Junior Subordinated Debentures increased to $61.5 million in relation with the issuance of $50 million trust preferred securities. As a result, our Tier I capital and Tier 2 capital further increased at the end of 2005 by $23.0 million and $12.0 million, respectively. For the Bank level, the Tier 1 capital also increased by $14 million with the capital infusion. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

As of December 31, 2005, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

Wilshire Bancorp, Inc.			Actual ratios for the Company as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	December 31, 2005	December 31, 2004
Total capital to risk-weighted assets	10%	8%	14.41%	11.95%
Tier I capital to risk-weighted assets	6%	4%	11.60%	9.87%
Tier I capital to adjusted average assets	5%	4%	9.39%	8.35%

Wilshire State Bank			Actual ratios for the Bank as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	December 31, 2005	December 31, 2004	December 31, 2003
Total capital to risk-weighted assets	10%	8%	13.05%	11.92%	11.59%
Tier I capital to risk-weighted assets	6%	4%	11.15%	9.84%	7.29%
Tier I capital to adjusted average assets	5%	4%	9.04%	8.33%	6.36%

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Thus, we are required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, we may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. Alternatively, we may apply the “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. We adopted the new standard effective January 1, 2006 using the modified prospective method and we do not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123. Stock option expense for fiscal 2006 is estimated to be $140,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption SFAS No. 154 to have a material impact on the consolidated financial statements or results of our operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, the meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment. This FSP nullified certain requirements of Emerging Issues Tasks Force 03-1, the meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impairment, whether that impairment is other than temporary, and measurement of an impairment loss The implementation of the FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on our consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of our operations.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. Management evaluates market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (“ALCO”), which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities and the use of derivatives. To that end, management actively monitors and manages its interest rate risk exposures.

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At December 31, 2005, we were asset-sensitive, with a positive cumulative one-year gap of $144.9 million or 8.69% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in a few years prior to June, 2004. We intentionally maintain a significant three-month positive gap of $353.4 million or 21.21% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2005
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:	(Dollars in Thousands)
Gross loans[1]	$1,149,484	$12,513	$67,784	$38,064	$1,267,844
Investment securities	3,080	44,938	106,972	6,520	161,510
Federal funds sold and cash equivalents agreement to resell	126,003	-	-	-	126,003
Interest-earning deposits	3	-	-	-	3
Total	$1,278,567	$57,951	$174,756	$44,584	$1,555,858

Interest-bearing liabilities:
Savings deposits	19,586	-	-	-	19,586
Time deposits of $100,000 or more	440,780	187,694	2,189	-	630,662
Other time deposits	63,650	68,748	10,531	16	142,945
Other interest-bearing deposits	324,102	-	-	-	324,102
Other borrowings	31,000	10,000	20,000	-	61,000
Subordinate debentures	46,083	-	15,464	-	61,547
Total	$925,201	$266,442	$48,183	$16	$1,239,841

Interest rate sensitivity gap	$353,366	($208,491)	$126,573	$44,568	$316,017
Cumulative interest rate sensitivity gap	$353,366	$144,875	$271,448	$316,016
Cumulative interest rate sensitivity gap ratio (based on total assets)	21.21%	8.69%	16.29%	18.97%

1Excludes the gross amount of non-accrual loans of approximately $5.0 million at December 31, 2005.

The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2005.

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	$92,933	17.1%	$235,449	11.1%
+100	$85,704	8.0%	$224,777	6.0%
0	$79,365	-	$212,019	-
-100	$76,528	-3.6%	$195,670	-7.7%
-200	$69,465	-12.5%	$175,543	-17.2%

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

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we are positively gapped by $145 million for a time horizon of one year. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

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

Not applicable.

Item 9A.   Controls and Procedures

Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Wilshire Bancorp, Inc. (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2006

Item 9B.   Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to shareholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

Information regarding the security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Auditor Fees and Services” in the Proxy Statement, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended [1]
3.2	Bylaws, as amended [1]
4.1	Specimen of Common Stock Certificate [1]
4.2	Indenture of Subordinated Debentures [2]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [3]
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office - 1st floor) [1]
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch) [1]
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [1]
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch) [1]
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc. [1]
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [4]
10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office) [4]

10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office) [5]
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter - 14th floor) [6]
10.10	Lease dated July 18, 2000 between the Company and 183 Townsend Corporation (San Jose Business Lending Office) [6]
10.11	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office) [6]
10.12	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office) [6]
10.13	Sublease dated January 26, 2001 between the Company and California Federal Bank, a federal savings bank (Valley Office) [6]
10.14	Employment Agreement for Soo Bong Min, Chief Executive Officer and President [3]
10.15	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office) [7]
10.16	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office) [7]
10.17	Survivor income plan and exhibit thereto (Split dollar agreement) [8]
10.18	Stock Purchase Agreement by and between Wilshire Bancorp, Inc. and Texas Bank dated January 29, 2004 [3]
11	Statement Regarding Computation of Net Earnings per Share [9]
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Exhibits to the Company’s Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.
2	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on May 16, 2003.
3	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 29, 2004.
4	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 30, 1999.
5	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on April 5, 2000.
6	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 29, 2001.
7	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 31, 2004.
8	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on August 20, 2003.
9	The information required by this Exhibit is incorporated by reference from Note [13] of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC. a California corporation

Date: March 16, 2006	By:	/s/ Brian E. Cho
Brian E. Cho
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Koh Steven Koh	Chairman and Director	March 16, 2006

/s/ Soo Bong Min Soo Bong Min	President, Chief Executive Officer and Director	March 16, 2006

/s/ Larry D. Greenfield, M.D. Larry D. Greenfield, M.D.	Director	March 16, 2006

/s/ Kyu-Hyun Kim Kyu-Hyun Kim	Director	March 16, 2006

/s/ Mel Elliot Mel Elliot	Director	March 16, 2006

/s/ Richard Y. Lim Richard Y. Lim	Director	March 16, 2006

/s/ Fred F. Mautner Fred F. Mautner	Director	March 16, 2006

/s/ Young H. Pak Young H. Pak	Director	March 16, 2006

/s/ Donald Byun Donald Byun	Director	March 16, 2006

/s/ Harry Siafaris Harry Siafaris	Director	March 16, 2006

/s/ Gapsu Kim Gapsu Kim	Director	March 16, 2006

/s/ Brian E. Cho Brian E. Cho	Chief Financial Officer and Corporate Secretary	March 16, 2006

Wilshire Bancorp, Inc.
Financial Statements as of December 31, 2005 and 2004 and for Each of the Three Years in the Period Ended December 31, 2005 and Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2006

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2005 and 2004

ASSETS	2005	2004

Cash and due from banks	$68,205,078	$53,903,163
Federal funds sold and other cash equivalents	126,002,978	45,002,573
Cash and cash equivalents	194,208,056	98,905,736

Interest-bearing deposits in other financial institutions	500,000	-
Securities available for sale, at fair value (amortized cost of $140,428,100 and $86,121,349
at December 31, 2005 and 2004, respectively)	138,650,270	85,712,485
Securities held to maturity, at amortized cost (fair value of $22,510,961 and $29,161,100
at December 31, 2005 and 2004, respectively)	22,860,200	29,262,188
Interest-only strip, at fair value (amortized cost of $1,493,344 and $1,550,444
at December 31, 2005 and 2004, respectively)	1,501,866	1,494,176
Loans held for sale—at the lower of cost or market	21,796,677	21,144,128
Loans receivable, net of allowance for loan losses of $13,999,302 and $11,111,092
at December 31, 2005 and 2004, respectively	1,226,763,867	988,468,142
Bank premises and equipment—net	8,955,872	5,479,776
Federal Home Loan Bank stock, at cost	6,181,700	4,371,500
Accrued interest receivable	6,891,670	3,867,005
Other real estate owned—net	294,400	-
Deferred income taxes—net	8,114,343	4,839,346
Servicing asset	4,682,848	4,373,974
Due from customers on acceptances	3,220,846	2,041,023
Cash surrender value of life insurance	15,098,770	11,536,476
Other assets	6,552,033	4,145,368
TOTAL	$1,666,273,418	$1,265,641,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$292,170,888	$273,940,106
Interest bearing:
Savings	19,585,805	22,946,077
Time deposits of $100,000 or more	630,662,463	448,526,610
Other time deposits	142,944,546	115,728,483
Money market accounts and other	324,101,535	237,564,098
Total deposits	1,409,465,237	1,098,705,374
Federal Home Loan Bank borrowings	61,000,000	41,000,000
Junior subordinated debentures	61,547,000	25,464,000
Accrued interest payable	6,898,196	2,891,707
Acceptances outstanding	3,220,846	2,041,023
Other liabilities	11,038,271	7,231,601
Total liabilities	1,553,169,550	1,177,333,705

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding,
28,630,600 shares and 28,142,470 shares at December 31, 2005 and 2004,
respectively	41,340,448	38,926,430
Accumulated other comprehensive loss	(1,026,202)	(223,703)
Retained earnings	72,789,622	49,604,891
Total shareholders’ equity	113,103,868	88,307,618
TOTAL	$1,666,273,418	$1,265,641,323

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$89,627,755	$55,943,023	$37,891,746
Interest on investment securities and deposits in
other financial institutions	4,864,602	3,049,812	2,438,044
Interest on federal funds sold and other cash equivalents	2,796,128	805,113	596,194
Total interest income	97,288,485	59,797,948	40,925,984

INTEREST EXPENSE:
Deposits	29,914,136	15,663,227	11,250,320
Interest on other borrowings	4,426,541	1,799,329	693,574
Total interest expense	34,340,677	17,462,556	11,943,894

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES	62,947,808	42,335,392	28,982,090

PROVISION FOR LOSSES ON LOANS AND LOAN
COMMITMENTS	3,350,000	3,566,711	2,782,519

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	59,597,808	38,768,681	26,199,571

NONINTEREST INCOME:
Service charges on deposit accounts	7,546,982	7,378,636	6,788,720
Gain on sale of loans	8,310,229	8,831,677	6,235,550
Loan-related servicing income	1,996,916	2,372,577	1,889,730
Loan referral fee income	232,967	112,520	476,977
Loan packaging fee	386,370	375,835	450,243
Income from other earning assets	874,240	639,151	498,640
Other income	1,129,756	1,286,515	758,731
Total noninterest income	20,477,460	20,996,911	17,098,591

NONINTEREST EXPENSES:
Salaries and employee benefits	19,226,244	14,581,480	12,182,709
Occupancy and equipment	3,465,388	2,730,432	2,159,229
Data processing	1,916,911	1,643,822	1,568,968
Outsourced service for customers	1,434,853	1,301,680	945,843
Loan referral fee	1,283,981	1,202,020	959,170
Professional fees	857,959	1,429,831	841,267
Advertising	965,939	652,126	302,620
Office supplies	654,456	573,344	523,036
Directors’ fees	492,630	460,110	422,450
Communications	428,232	337,999	380,342
Deposit insurance premiums	154,768	132,462	188,722
Other operating	2,681,482	2,238,045	1,511,598
Total noninterest expenses	33,562,843	27,283,351	21,985,954

INCOME BEFORE INCOME TAXES	46,512,425	32,482,241	21,312,208

INCOME TAX PROVISION	18,752,776	13,023,933	8,495,476

NET INCOME	$27,759,649	$19,458,308	$12,816,732
EARNINGS PER SHARE:
Basic	$0.97	$0.70	$0.50
Diluted	$0.96	$0.68	$0.44

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE YEARS ENDED DECEMBER 31, 2005

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity

BALANCE—January 1, 2003	23,267,832	$19,198,253	$26,118,888	$74,673	$45,391,814

Stock options exercised	308,400	385,469			385,469
Stock dividend	2,326,496	8,787,960	(8,789,037)		(1,077)
Tax benefit from stock options exercised		19,745			19,745
Comprehensive income:
Net income			12,816,732		12,816,732
Other comprehensive income:
Change in unrealized gain on
interest-only strip				12,641	12,641
Change in unrealized gain on
securities available for sale				153,979	153,979
Change in unrealized gain on
interest swap				(37,962)	(37,962)
Comprehensive income					12,945,390

BALANCE—December 31, 2003	25,902,728	28,391,427	30,146,583	203,331	58,741,341

Stock options exercised	2,239,742	1,814,639			1,814,639
Tax benefit from stock options exercised		8,720,364			8,720,364
Comprehensive income:
Net income			19,458,308		19,458,308
Other comprehensive income:
Change in unrealized loss on
interest-only strip				(57,259)	(57,259)
Change in unrealized loss on
securities available for sale				(407,737)	(407,737)
Change in unrealized gain on
interest swap				37,962	37,962
Comprehensive income					19,031,274

BALANCE—December 31, 2004	28,142,470	38,926,430	49,604,891	(223,703)	88,307,618

Stock options exercised	488,130	480,300			480,300
Cash dividend declared			(4,574,918)		(4,574,918)
Tax benefit from stock options exercised		1,933,718			1,933,718
Comprehensive income:
Net income			27,759,649		27,759,649
Other comprehensive income:
Change in unrealized loss on
interest-only strip				(8,498)	(8,498)
Change in unrealized loss on
securities available for sale				(794,001)	(794,001)
Comprehensive income					26,957,150

BALANCE—December 31, 2005	28,630,600	$41,340,448	$72,789,622	$(1,026,202)	$113,103,868

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003

DISCLOSURE OF RECLASSIFICATION AMOUNT
FOR DECEMBER 31:
Unrealized holding (losses) gains on securities available
for sale arising during period	$(1,368,966)	$(431,106)	$269,176
Less reclassification adjustment for gains
realized in income	-	271,891	3,693
Less income tax (benefit) expense	(574,965)	(295,260)	111,504

Net unrealized (losses) gains	$(794,001)	$(407,737)	$153,979

Unrealized holding (losses) gains on interest-only strips
arising during period	$(111,957)	$(178,164)	$21,794
Less reclassification adjustment for impairment	(97,305)	(79,442)	-
Less income tax (benefit) expense	(6,154)	(41,463)	9,153

Net unrealized (losses) gains	$(8,498)	$(57,259)	$12,641

Unrealized holding gains (losses) on interest rate swap
arising during period, net of tax expense (benefit) of $25,308
in 2004 and 2003	$-	$37,962	$(37,962)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,759,649	$19,458,308	$12,816,732
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment securities	(18,386)	261,223	587,653
Depreciation of premises & equipment	1,002,188	790,186	654,472
Provision for losses on loans and loan commitments	3,350,000	3,566,711	2,782,519
Deferred tax (benefit) provision	(2,693,877)	730,255	(1,255,787)
Loss (gain) on disposition of bank premises and
equipment	20,091	5,537	(12,041)
Gain on sale of loans	(8,310,229)	(8,831,677)	(6,235,550)
Origination of loans held for sale	(149,332,947)	(93,001,291)	(72,964,235)
Proceeds from sale of loans held for sale	156,465,745	97,655,386	79,887,488
Gain on sale of AFS securities	-	(271,891)	(29,654)
Impairment of servicing asset	172,461
Impairment of interest-only strip	97,305	79,442	-
Loss on sale of other real estate owned	8,607	3,967	-
Change in cash surrender value of life insurance	(562,294)	(434,772)	(415,459)
Servicing assets capitalized	(2,037,465)	(2,091,883)	(1,750,426)
Servicing assets amortization	1,556,130	1,000,592	629,560
Increase in interest-only strip	(119,646)	(904,476)	(646,764)
Increase in accrued interest receivable	(3,024,665)	(1,181,805)	(533,772)
Increase in other assets	(2,497,687)	(1,140,393)	(1,962,603)
Dividends of FHLB stock	(217,900)	(120,300)	(28,200)
Tax benefit from exercise of stock options	1,933,718	8,720,364	19,745
Increase in accrued interest payable	4,006,489	788,463	587,791
Increase (decrease) in other liabilities	2,524,077	(3,601,017)	3,697,694

Net cash provided by
operating activities	30,081,364	21,480,929	15,829,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing
deposits in other financial institutions	(500,000)	199,001	1,481,002
Purchase of securities held to maturity	(1,999,000)	(13,987,338)	(19,131,250)
Proceeds from principal repayment, matured or
called securities held to maturity	8,420,767	8,149,510	20,606,794
Purchase of securities available for sale	(120,603,490)	(105,033,528)	(89,910,755)
Proceeds from sale of securities (AFS)	-	18,568,500	13,785,488
Proceeds from matured securities (AFS)	66,295,345	65,058,451	45,693,243
Net increase in loans receivable	(245,553,716)	(271,756,138)	(238,612,284)
Proceeds from sale of loans	3,967,642	11,307,787	4,968,808
Proceeds from sale of real estate owned	299,592	373,233	-
Purchases of premises and equipment	(4,407,353)	(1,478,321)	(2,550,990)
Purchases of FHLB stock	(1,646,700)	(2,840,500)	(978,000)
Proceeds from redemption of FHLB Stock	54,400	98,800
Purchase of bank owned life insurance	(3,000,000)	-	(10,500,000)
Proceeds from disposition of bank equipment	-	5,312	29,931

Net cash used in investing activities	(298,672,513)	(291,335,231)	(275,118,013)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$480,300	$1,814,639	$385,469
Stock dividend paid in cash for fractional shares	-	-	(1,077)
Payment of cash dividend	(3,429,694)	-	-
Increase in Federal Home Loan Bank borrowings	20,000,000	12,000,000	19,000,000
Increase in junior subordinated debentures	36,083,000	-	15,464,000
Net increase in deposits	310,759,863	242,456,835	237,660,867

Net cash provided by financing activities	363,893,469	256,271,474	272,509,259

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	95,302,320	(13,582,828)	13,220,409

CASH AND CASH EQUIVALENTS—Beginning
of year	98,905,736	112,488,564	99,268,155

CASH AND CASH EQUIVALENTS—End of
year	$194,208,056	$98,905,736	$112,488,564

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$30,334,188	$16,674,093	$11,356,105
Income taxes paid	$19,290,905	$7,975,000	$7,250,800

SUPPLEMENTAL SCHEDULE OF NONCASH
OPERATING, INVESTING, AND FINANCING
ACTIVITIES:
Other assets tranferred to premises
and equipment	$91,022	$-	$-
Loans transferred to real estate owned	$602,600	$-	$153,632
Transfer of retained earnings to common stock
for stock dividend	$-	$-	$8,787,960
Cash dividend declared, but not paid	$1,145,224	$-	$-

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wilshire Bancorp, Inc. (the “Company” or “we”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

The Company organized its wholly owned subsidiaries, Wilshire Statutory Trust I, Wilshire Statutory Trust II, and Wilshire Statutory Trust III (collectively “Wilshire Statutory Trusts”), which issued $50 million in trust preferred securities in the past three years. The Company then purchased all of the common interest in the Wilshire Statutory Trusts and issued junior subordinated debentures to the Wilshire Statutory Trusts having terms substantially similar to the trust preferred securities in exchange for the proceeds from the Wilshire Statutory Trust’s trust preferred securities (the “2003 Junior Subordinated Debentures” and the “2005 Junior Subordinated Debentures”). In accordance with Financial Accounting Standards Board Interpretation 46R (“FIN 46R”), the Trust is not be reported on a consolidated basis; instead the junior subordinated debentures to the Trust of $51,547,000 and the investment in the Trust common stock of $1,547,000 are reported separately as debt and other assets, respectively.

Principles of Consolidation—The financial statements include the accounts of the Company and its subsidiary, Wilshire State Bank. Inter-company transactions and accounts have been eliminated in consolidation. As noted above in accordance with FIN 46R, the Company does not include Wilshire Statutory Trusts on a consolidated basis.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, all of which have original maturities of less than 90 days.

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

Accreted discounts and amortized premiums on investment securities are included in interest income by the effective yield method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  The Company did not record any other-than-temporary impairment on investment securities in 2005, 2004 and 2003.

In 2005 and 2004, the Company recognized an other-than-temporary charge of $97,305 and $79,442, respectively on its interest-only (“I/O”) strip related to SBA loans sold, which were included as a component of non-interest expense. The I/O strips are accounted for like available-for-sale securities; impairment charges reduce the cost basis of the I/O strips and reduce earnings. The Company did not record any other-than-temporary impairment in 2003.

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

Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the lives of the loans using the effective yield method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

Certain Small Business Administration (“SBA”) loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. A portion of the premium on sale of SBA loans is recognized as other noninterest income at the time of the sale. The remaining portion of the premium, presented as unearned income in Note 3, is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 1.5% above the effective interest rate of the related note, with an average discount rate of 7.5% and a range of constant prepayment rates from 12% to 16% in 2005. During 2004, the discount rate was 1.5% above the main note rate, with an average discount rate of 7.7% and a range of constant prepayment rates from 14% to 17%. During 2003, the discount rate was also 1.5% above the main note rate, with an average discount rate of 8.2% and a range of constant prepayment rates from 14% to 17%. The servicing asset is amortized over the estimated servicing period. The Company has capitalized $2,037,465, $2,091,883 and $1,750,426 of servicing assets and amortized $1,556,130, $1,000,592 and $629,560 during the years ended December 31, 2005, 2004 and 2003, respectively. Management periodically evaluates the servicing asset for impairment. Impairment, if it occurs, is recognized against current earnings. For purposes of measuring impairment, the servicing assets are stratified by collateral type. In 2005, the Company recognized the impairment of servicing assets of $172,461, but there was no impairment recognized for the years ended December 31, 2004 or December 31, 2003. The expected yearly amortization of existing servicing assets for each of the years ending 2006 to 2010 is $626,491.

An I/O strip is recorded based on the present value of the excess of servicing fees over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. I/O strips are also monitored for impairment.

Allowance for Loan Losses— Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, management reviews the methodology and adequacy of the allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

• the specific review of individual loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan,

• the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

• a judgmental estimate based on various qualitative factors.

The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. We evaluate each loan by use of a risk-rating system, except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreements. Impairment for commercial and real estate loans is measured either based on the present value of a loan’s expected future cash flows or, if collection on a loan is collateral-dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors are considered to have no impact (neutral) to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes are made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. The credit risk matrix provides seven possible scenarios for each of the identified factors. The matrix allows for three positive/decrease (major, moderate, and minor), three negative/increase (major, moderate, and minor), and one neutral credit risk scenario within each factor for each loan pool. These possible scenarios enable management to adjust the loss migration ratio as much as 50% in either direction (positive or negative) for each loan pool. These adjustments are applied to the general allocation for each loan pool if warranted.

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

Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers, and Directors. SFAS No. 123, Accounting for Stock-based Compensation, encourages, but does not require, companies to account for stock-based compensation using the fair value method, which generally results in compensation using the fair value method, which typically results in compensation expense recognition. As permitted by SFAS No. 123, the Company continues to account for its fixed stock options using the intrinsic-value method, prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options.

Had compensation cost for the Company’s stock option plan been determined based on the fair values at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

	2005	2004	2003

Net income—as reported	$27,759,649	$19,458,308	$12,816,732
Add: Stock-based employee compensation
expense included in reported net income—net
of related tax effect	-	-	-
Deduct: Total stock-based employee
expense determined under fair value based
compensation method for all awards—net of
related tax effect	(162,786)	(122,306)	(134,347)

Pro forma net income	$27,596,863	$19,336,002	$12,682,385

Earnings per share:
Basic—as reported	$0.97	$0.70	$0.50
Basic—pro forma	$0.97	$0.70	$0.49

Diluted—as reported	$0.96	$0.68	$0.44
Diluted—pro forma	$0.95	$0.68	$0.44

The estimated fair value of options granted under the Company’s fixed stock option plan during 2005, 2004 and 2003 was $1.97, $3.97 and $1.19 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions used: cash dividend yield of 1.16% and expected volatility of 25% for 2005, and no cash dividend yield, expected volatility of 19% and 22% for 2004 and 2003, respectively; expected life of two to five years for 2005, 2004 and 2003; and risk-free interest rate of 2.82%, 3.45% and 3.23% for 2005, 2004 and 2003, respectively.

Earnings per Share—Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings. There was a two-for-one stock split of the Company’s common shares for the shareholders of record at the close of business on July 31, 2002, November 30, 2003 and December 3, 2004 which were effective on August 15, 2002, December 17, 2003 and December 14, 2004, respectively. There was a 10% stock dividend, which was paid in May 2003 for shareholders of record at the close of business on April 30, 2003. All share and per share amounts in this report have been retroactively restated for each stock split and stock dividend.

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

Recent Accounting Pronouncements— In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Thus, the Company is required to adopt SFAS No. 123R effective January 1, 2006. In adopting SFAS No. 123R, the Company may apply the “modified prospective application” method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R. Alternatively, the Company may apply the “modified retrospective application,” which would require the recording of compensation expense for all unvested stock options beginning with the first period restated. The Company adopted the new standard effective January 1, 2006 using the modified prospective method and the Company does not expect the adoption of SFAS No. 123R to result in amounts that are materially different from the current pro forma disclosures under SFAS No. 123. Stock option expense for fiscal 2006 is estimated to be $140,000, net of tax, which may change as a result of future stock option grants, forfeitures and/or other items.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption SFAS No. 154 to have a material impact on the consolidated financial statements or results of operations of the Company.

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, the meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment. This FSP nullified certain requirements of Emerging Issues Tasks Force 03-1, the meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impairment, whether that impairment is other than temporary, and measurement of an impairment loss The implementation of the FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of operations of the Company.

Reclassifications—Certain reclassifications were made to the prior years’ presentation to conform to the current year’s presentation.

2.	INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$77,881,424	$-	$901,171	$76,980,253
Corporate securities	8,132,375	-	84,519	8,047,856
CMOs	26,301,960	-	432,326	25,869,634
MBS	23,451,404	28,708	321,210	23,158,902
Municipal bonds	4,660,937	-	67,312	4,593,625

Total	$140,428,100	$28,708	$1,806,538	$138,650,270

Held to maturity:
Securities of government
sponsored enterprises	$19,992,752	$-	$308,752	$19,684,000
CMOs	248,101	-	18,930	229,171
Municipal bonds	2,619,347	-	21,557	2,597,790

Total	$22,860,200	$-	$349,239	$22,510,961

Amortized	Amortized	Unrealized	Unrealized	Fair
2004	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$39,944,815	$15,565	$228,251	$39,732,129
Corporate securities	3,993,503	15,270	59,429	3,949,344
CMOs	4,388,864	-	98,336	4,290,528
MBS	27,794,167	109,150	162,833	27,740,484
Money market preferred stock	10,000,000	-	-	10,000,000

Total	$86,121,349	$139,985	$548,849	$85,712,485

Held to maturity:
Securities of government
sponsored enterprises	$28,072,958	$7,606	$104,458	$27,976,106
CMOs	379,230	-	8,040	371,190
Municipal Bond	810,000	3,804	-	813,804

Total	$29,262,188	$11,410	$112,498	$29,161,100

Accrued interest and dividends receivable on investment securities totaled $1,002,432 and $525,464 at December 31, 2005 and 2004, respectively.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 (dollars in thousands):

2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligations	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage-backed securities	8,631	(136)	8,075	(186)	16,706	(322)
Municipal securities	5,553	(89)	-	-	5,553	(89)
Corporate securities	982	(17)	1,927	(67)	2,909	(84)
	$82,517	$(1,035)	$54,454	$(1,121)	$136,971	$(2,156)

2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$50,789	$(267)	$3,934	$(66)	$54,723	$(333)
Collateralized mortgage obligation	1,915	(29)	2,747	(77)	4,662	(106)
Mortgage-backed securities	11,970	(123)	2,949	(40)	14,919	(163)
Corporate securities	1,926	(59)	-	-	1,926	(59)
	$66,600	$(478)	$9,630	$(183)	$76,230	$(661)

The unrealized loss positions of our government sponsored enterprises bonds, collateralized mortgage obligations (“CMOs”), mortgage-backed securities (“MBS”), municipal securities, and corporate securities are a function of the volatility of interest rates during 2005, in that they are all rated AAA by Standard & Poors (“S&P”), and redeem at maturity or when called at par.

Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below.

	Amortized	Estimated
	Cost	Fair Value
	amortized
Available for sale:
Due in one year or less	$15,000,000	$14,828,760
Due after one year through five years	67,026,924	66,328,469
Due after five years through ten years	4,914,163	4,783,992
Due after ten years	53,487,013	52,709,049

Total	$140,428,100	$138,650,270

Held to maturity:
Due in one year or less	$7,995,211	$7,933,190
Due after one year through five years	8,617,722	8,504,580
Due after five years through ten years	5,999,167	5,844,020
Due after ten years	248,100	229,171

Total	$22,860,200	$22,510,961

Securities with amortized cost of approximately $132,897,938 and $86,582,606 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 and 2004, proceeds from sale of securities available for sale amounted to $0 and $18,568,500, respectively. Gross realized gains from the sales and maturities of securities available for sale amounted to $0, $284,411, and $143,294 for the years ended December 31, 2005, 2004, and 2003, respectively. Gross realized losses from the sales of securities available for sale amounted to $0, $12,520, and $139,601 for the years ended December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005 and 2004, we also had $0 and $10 million, respectively, in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

3.	LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable consist of the following at December 31:

	2005	2004

Commercial loans	$195,629,598	$137,363,148
Real estate loans	1,012,531,833	852,595,552
Installment loans	42,885,217	18,810,397

	1,251,046,648	1,008,769,097
Allowance for loan losses	(13,999,302)	(11,111,092)
Deferred loan fees	(1,801,992)	(1,761,154)
Unearned income	(8,481,487)	(7,428,709)

Loans receivable—net	$1,226,763,867	$988,468,142

At December 31, 2005, 2004 and 2003, the Company serviced loans sold to unaffiliated parties in the amounts of $273,875,923, $235,534,249, and $180,558,338, respectively.

Management believes that as of December 31, 2005 and 2004, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio; however, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions.

The Company evaluates credit risks associated with the commitments to extend credit and letters of credit at the same time it evaluates credit risk associated with the loan portfolio. However, the allowances necessary for the commitments are reported separately in other liabilities in the accompanying statements of financial condition and are not part of the allowance for loan losses as presented above.

The activity in the allowance for loan losses was as follows for the years ended December 31:

	2005	2004	2003
Balance—beginning of year	$11,111,092	$9,011,071	$6,342,595
Provision for loan losses	3,212,631	3,008,015	2,770,000
Loans charged off	(1,099,785)	(1,368,717)	(951,618)
Recoveries of charge-offs	775,364	460,723	850,094
Balance—end of year	$13,999,302	$11,111,092	$9,011,071

The activity in the liability for losses on loan commitments was as follows for the years ended December 31:

	2005	2004	2003
Balance—beginning of year	$ 641,627	$ 82,931	$ 70,412
Provision for losses on loan commitments	137,369	558,696	12,519
Balance—end of year	$ 778,996	$ 641,627	$ 82,931

The following is a summary of impaired loans with and without specific reserve as of December 31, 2005 and 2004:

	2005		2004
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve

Impaired loans without specific reserve	$1,334,189	$-	$2,100,962	$-

Impaired loans with specific reserve	469,985	423,793	555,856	541,261

Total Impaired loans	$1,804,174	$423,793	$2,656,818	$541,261

The average recorded investment in impaired loans during the years ended December 31, 2005 and 2004 was $2,112,933 and $3,240,532, respectively. Interest income of $7,771, $5,828, and $2,422 was recognized on a cash basis on impaired loans during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company had loans on non-accrual status of $1,804,174 compared to $2,642,813 at December 31, 2004.

At December 31, 2005, the Company’s secured loans-to-one-borrower limit was $42.6 million based upon the 25% of unimpaired capital and surplus measurement. At December 31, 2005, the Company’s largest relationship consisted of one borrower with outstanding commitments of $27 million, which consisted of one loan, which is secured by commercial real estate. This loan was performing in accordance with its terms.

Many of our customers are locally-based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea in connection with certain of our loans and credit transactions with Korean banks.

Substantially all of the Company’s business is located in California, with a particular concentration in Southern California. Approximately 90% of the Company’s loan portfolio was concentrated in Southern California at December 31, 2005.

Since 2003 we actively involved in the residential mortgage lending and we offer different types of home mortgage loans, sometimes with unconventional terms such as interest only mortgages or option adjustable rate mortgages. However, we usually sell most of the production, especially mortgage loans with unconventional terms, and only retain some portion of conventional mortgage loans on our book. Therefore, total home mortgage loan portfolio outstanding at the end of 2005 and 2004 was $43.3 million and $38.4 million, respectively. The residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at the same periods were $8.0 million and $3.6 million, respectively, that were temporarily held by us before sales or refinance.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2005	2004

Outstanding balance—beginning of year	$11,596,037	$12,400,980
Credit granted, including renewals	32,338,915	1,118,764
Repayments	(4,459,742)	(1,923,707)

Outstanding balance—end of year	$39,475,210	$11,596,037

Income from these loans totaled approximately $1,799,474, $617,235 and $526,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is reflected in the accompanying statements of operations.

4.	BANK PREMISES AND EQUIPMENT

The following is a summary of the major components of Bank premises and equipment as of December 31:

Land	$2,067,791	$867,731
Building	2,508,149	1,168,485
Furniture and equipment	4,925,060	4,219,184
Leasehold improvements	4,443,304	3,784,671

	13,944,304	10,040,071
Accumulated depreciation and amortization	(4,988,432)	(4,560,295)

	$8,955,872	$5,479,776

Depreciation expense was $1,002,188, $790,186 and $654,472 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.	DEPOSITS

Time deposits by maturity dates are as follows at December 31:

	2005	2004

Less than three months	$359,446,698	$307,360,905
After three to six months	146,480,187	118,077,134
After six months to twelve months	254,944,963	118,417,468
After twelve months	12,735,161	20,399,586

Total	$773,607,009	$564,255,093

The scheduled maturities of time deposits as of December 31, 2005 are as follows:

2006	$760,871,847
2007	10,763,209
2008	1,955,855
2009	312
2010 and thereafter	15,786

$773,607,009

A summary of interest expense on deposits is as follows for the years ended December 31:

	2005	2004	2003

Savings	$167,989	$198,022	$168,012
Time deposits of $100,000 or more	18,584,362	8,697,283	5,850,354
Other time deposits	3,732,279	2,984,659	3,300,442
Other	7,429,506	3,783,263	1,931,512

Total	$29,914,136	$15,663,227	$11,250,320

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

6.	COMMITMENTS AND CONTINGENCIES

The Company leases premises and equipment under noncancelable operating leases. Future minimum rental commitments under these leases are as follows at December 31, 2005:

Year	Amount
2006	$1,802,640
2007	1,685,421
2008	1,447,208
2009	1,407,002
2010	923,053
Thereafter	2,665,038

$9,930,362

Rental expense recorded under such leases amounted to approximately $ 1,752,000 (2005), $1,426,000 (2004) and $1,137,000 (2003).

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

Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $104,298,000 and $69,488,000 and obligations under standby letters of credit and commercial letters of credit of approximately $13,932,000 and $12,135,000 at December 31, 2005 and 2004, respectively.

On August 1, 2005, the Company entered into a stock purchase agreement with the shareholders of Liberty Bank of New York to acquire all of the outstanding stock of Liberty Bank for approximately $15.7 million subject to adjustment immediately prior to closing. As of December 31, 2005, the total assets of Liberty Bank of New York were $58.0 million. The agreement contemplates that the purchase price will be payable 60% in cash and 40% in our restricted common stock. The transaction contemplated by the agreement is anticipated to close in the first half of 2006 and is subject to certain conditions, including regulatory approvals from the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve, and the California Department of Financial Institutions. The agreement contemplates that Liberty Bank will be merged into Wilshire State Bank.

7.	FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

At December 31, 2005, the Company had approved financing with the Federal Home Loan Bank (“FHLB”) for a maximum advance of up to 25% of total assets ($385,984,000 as of December 31, 2005) based on qualifying collateral. The Company’s borrowing capacity under the FHLB standard credit program was approximately $349 million, with $61 million outstanding as of December 31, 2005.

As of December 31, 2005, the Company has six advances from the FHLB. These are for $5,000,000, $6,000,000, $5,000,000, $5,000,000, $20,000,000 and $20,000,000 and mature in January 2006, March 2006, June 2006, August 2006, August 2006 and January 2008, respectively, with interest rates of 4.08%, 1.98%, 1.78%, 2.69%, 4.30%, and 3.68%, respectively. As of December 31, 2004, the Company had seven borrowings with the FHLB. These were for $5,000,000, $10,000,000, $5,000,000, $5,000,000, $6,000,000, $5,000,000 and $5,000,000 and mature in January 2005, April 2005, July 2005, August 2005, March 2006, June 2006 and August 2006, respectively, with interest rates of 1.98%, 2.03%, 1.94%, 2.20%, 1.98%, 1.78% and 2.69%, respectively.

The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Average balance during the year	$56,151	$43,760	$17,189
Average interest rate during the year	3.13%	1.56%	1.34%
Maximum month-end balance during the year	$61,000	$55,000	$30,000
Loan collateralizing the agreements at year-end	$966,064	$801,785	$184,323

The long-term debt consists of four issuances of junior subordinated debentures, $10,000,000, $15,464,000, 20,619,000, and 15,464,000, respectively, at December 31, 2005. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities. They will mature in 2012, 2033, 2035, and 2035, respectively, and are callable at par by the Company after the initial five-year term. The interest rates of the first three issuances are adjusted quarterly based on the three-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, 2.85%, and 1.79%, respectively. The last one bears a fixed rate of 6.07% until September, 2010 and thereafter converting to a floating rate of three month LIBOR plus 1.40%. At December 31, 2005, the interest rates were 7.62%, 7.35%, 6.29%, and 6.07%, respectively.

8.	SHAREHOLDERS’ EQUITY

During 1997, the Company established a stock option plan that provides for the issuance of up to 6,499,800 shares of the Company’s authorized but unissued common stock to managerial employees and directors. The number of securities remaining available for future issuance under the stock option plan as of December 31, 2005 is 860,070. Exercise prices may not be less than the fair market value at the date of grant. As of December 31, 2005, 810,952 shares are outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding—beginning of year	1,108,272	$1.37	3,358,094	$0.98	3,333,904	$1.06
Effect on options, due to stock
dividend					333,390	0.97
Forfeited	(67,790)	8.41	(14,080)	1.69	(52,800)	1.83
Exercised	(488,130)	0.98	(2,239,742)	0.81	(308,400)	1.25
Granted	258,600	14.67	4,000	15.98	52,000	4.53
Outstanding—end of year	810,952	5.26	1,108,272	1.37	3,358,094	0.98

Options exercisable at year-end	575,952	2.49	934,672	1.01	2,923,054	0.80
Weighted-average fair value of
options granted during the year	$1.97		$3.97		$1.19

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.6199-$0.9589	300,596	1.27	$0.62	300,596	$0.62
$1.3920-$1.6534	71,000	4.97	1.39	71,000	1.39
$2.5682-$4.5325	212,506	6.69	3.05	158,186	2.97
$13.5900-$13.7000	64,000	9.25	13.65	12,800	13.65
$14.5000-$15.9750	162,850	9.24	15.10	33,370	15.12
Outstanding at end of year	810,952	5.25	$5.26	575,952	$2.49

9.	INCOME TAXES

A summary of income tax expense (benefit) for 2005, 2004 and 2003 follows:

	Current	Deferred	Total

2005:
Federal	$16,644,602	$(2,365,862)	$14,278,740
State	4,802,050	(328,014)	4,474,036

	$21,446,652	$(2,693,876)	$18,752,776

2004:
Federal	$9,453,894	$443,377	$9,897,271
State	2,839,784	286,878	3,126,662

	$12,293,678	$730,255	$13,023,933

2003:
Federal	$7,565,594	$(976,311)	$6,589,283
State	2,185,669	(279,476)	1,906,193

	$9,751,263	$(1,255,787)	$8,495,476

The following is a summary of the income taxes payable (receivable) included in other liabilities in the statements of financial condition at December 31:

	2005	2004

Current income taxes:
Federal	$101,382	$(8,041)
State	389,759	258,309

Total income taxes payable	$491,141	$250,268

The cumulative temporary differences, as tax effected, are as follows as of December 31, 2005 and 2004:

2005	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$5,143,527	$1,593,024	$6,736,551
Tax depreciation less than financial
statement depreciation	19,721	137,585	157,306
Unrealized loss on securities available-for-sale	664,322	140,104	804,426
State tax deferred and other	987,998	11,392	999,390
Amortization of start-up cost	47,999	14,866	62,865
Mark to market loans held-for-sale	640,060	198,236	838,296

Total deferred tax assets	7,503,627	2,095,207	9,598,834

Deferred tax liabilities:
Prepaid expenses	196,037	60,715	256,752
Deferred loan origination costs	806,739	249,859	1,056,598
Other adjustments after year-end
left in deferred	131,165	39,976	171,141

Total deferred tax liabilities	1,133,941	350,550	1,484,491

Net deferred tax assets	$6,369,686	$1,744,657	$8,114,343

2004	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$3,722,654	$1,269,150	$4,991,804
Tax depreciation less than financial
statement depreciation	29,757	117,420	147,177
Unrealized loss on securities available-for-sale	180,056	43,250	223,306
Mark to market loans held-for-sale	530,283	164,236	694,519

Total deferred tax assets	4,462,750	1,594,056	6,056,806

Deferred tax liabilities:
Prepaid expenses	220,494	68,291	288,785
Deferred loan origination costs	670,283	207,596	877,879
State tax deferred and other	52,414	(1,618)	50,796

Total deferred tax liabilities	943,191	274,269	1,217,460

Net deferred tax assets	$3,519,559	$1,319,787	$4,839,346

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

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2005	2004	2003
Statutory tax rate	35%	35%	35%
State taxes - net of Los Angeles Revitalization	6	6	6
and federal tax benefits	(1)	(1)	(1)
Other - net	40%	40%	40%

10.	RETIREMENT PLAN

In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company’s matching contribution up to 6% of participants’ compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $225,000 (2005), $119,000 (2004), and $105,000 (2003).

11.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005 and 2004, the Company meets all capital adequacy requirements to which it is subject.

Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital.  Under the current Federal Reserve Board capital guidelines, as of December 31, 2005, the Company is able to include all of the proceeds from the issuance of the trust preferred securities as Tier 1 capital.

The Bank is periodically examined by the Federal Deposit Insurance Corporation (“FDIC”) and the Department of Financial Institutions of the State of California. As of the most recent notification from the FDIC, the Company is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes				To Be Caterized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in thousands)	Ratio	Amount (in thousands)		Ratio		Amount (in thousands)	Ratio

As of December 31, 2005:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$188,440	14.41%	$104,635		≥	8.00%	$130,793	≥	10.00%
Wilshire State Bank	$170,623	13.05%	$104,635		≥	8.00%	$130,793	≥	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$151,705	11.60%	$52,317		≥	4.00%	$78,476	≥	6.00%
Wilshire State Bank	$145,845	11.15%	$52,317		≥	4.00%	$78,476	≥	6.00%

Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$151,705	9.39%	$64,601		≥	4.00%	$80,751	≥	5.00%
Wilshire State Bank	$145,845	9.04%	$64,539		≥	4.00%	$80,674	≥	5.00%

As of December 31, 2004:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$125,011	11.95%	$83,662		≥	8.00%	$104,577	≥	10.00%
Wilshire State Bank	$124,686	11.92%	$83,662		≥	8.00%	$104,577	≥	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$103,258	9.87%	$41,831	≥		4.00%	$62,746	≥	6.00%
Wilshire State Bank	$102,933	9.84%	$41,831	≥		4.00%	$62,746	≥	6.00%

Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$103,258	8.35%	$49,439	≥		4.00%	$61,798	≥	5.00%
Wilshire State Bank	$102,933	8.33%	$49,420	≥		4.00%	$61,775	≥	5.00%

As a holding company whose only significant asset is the common stock of the Bank, the Company's ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. The Bank’s ability to pay any cash dividends will depend not only upon its earnings during a specified period, but also on its meeting certain capital requirements. The Federal Deposit Insurance Act and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$194,208,056	$194,208,056	$98,905,736	$98,905,736
Interest-bearing deposits in other
financial institutions	500,000	500,000	-	-
Investment securities available for sale	138,650,270	138,650,270	85,712,485	85,712,485
Investment securities held to maturity	22,860,200	22,510,961	29,262,188	29,161,100
Interest-only strip	1,501,866	1,501,866	1,494,176	1,494,176
Loans receivable—net	1,226,763,867	1,219,280,588	988,468,142	984,569,550
Loans held for sale	21,796,677	23,625,418	21,144,128	22,865,260
Cash surrender value of life insurance	15,098,770	15,098,770	11,536,476	11,536,476
FHLB stock	6,181,700	6,181,700	4,371,500	4,371,500
Accrued interest receivable	6,891,670	6,891,670	3,867,005	3,867,005
Servicing asset	4,682,848	4,682,848	4,373,974	4,556,088
Due from customer on acceptances	3,220,846	3,220,846	2,041,023	2,041,023

Liabilities:
Noninterest-bearing deposits	$292,170,888	$292,170,888	$273,940,106	$273,940,106
Interest-bearing deposits	1,117,294,349	1,115,684,553	824,765,268	823,640,024
Subordinated Debentures	61,547,000	61,545,376	25,464,000	25,459,190
FHLB borrowings	61,000,000	60,143,722	41,000,000	40,670,670
Accrued interest payable	6,898,196	6,898,196	2,891,707	2,891,707
Acceptances outstanding	3,220,846	3,220,846	2,041,023	2,041,023

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

The fair value of nonperforming loans at December 31, 2005 and 2004 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

Cash Surrender Value of Life Insurance—The carrying amounts approximate fair value since the carrying amount represents the cash surrender value.

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

Subordinated Debentures and FHLB Borrowings—The fair value of debt is based on discounted cash flows. The discount rate used is based on the current market rate.

Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2005 and 2004.

Due from Customer on Acceptances and Acceptances Outstanding—The carrying amount approximates fair value due to the short-term maturities of these instruments.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2005, 2004 and 2003:

	Income	Shares	Per Share
2005	(Numerator)	(Denominator)	Amount

Basic EPS—income available to
common shareholders	$27,759,649	28,544,474	$0.97

Effect of dilutive securities—options (1)		369,068	(0.01)

Diluted EPS—income available to
common shareholders	$27,759,649	28,913,542	$0.96

2004

Basic EPS—income available to
common shareholders	$19,458,308	27,623,766	$0.70

Effect of dilutive securities—options		892,116	(0.02)

Diluted EPS—income available to
common shareholders	$19,458,308	28,515,882	$0.68

2003

Basic EPS—income available to
common shareholders	$12,816,732	25,781,222	$0.50

Effect of dilutive securities—options		3,191,986	(0.06)

Diluted EPS—income available to
common shareholders	$12,816,732	28,973,208	$0.44

(1) Excludes 4,000 options outstanding at December 31,2005, for which the exercise price exceeded the average market price of the Company’s common stock. There were no such anti-dilutive options at December 31, 2004 or 2003, respectively.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
2005	(In thousands, except per share amounts)

Net interest income	$13,640	$14,968	$16,326	$18,014	$62,948
Provision for loan losses	500	720	1,250	880	3,350
Net income	6,070	6,752	7,179	7,759	27,760
Basic earnings per common share	0.21	0.24	0.25	0.27	0.97
Diluted earnings per common share	0.21	0.23	0.25	0.27	0.96

2004

Net interest income	$9,105	$9,538	$11,113	$12,579	$42,335
Provision for loan losses	897	670	1,450	550	3,567
Net income	4,345	4,823	5,100	5,190	19,458
Basic earnings per common share	0.16	0.18	0.18	0.18	0.70
Diluted earnings per common share	0.15	0.17	0.18	0.18	0.68

15.	BUSINESS SEGMENT INFORMATION

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

Banking Operations—The Company provides lending products, including commercial, installment and real estate loans, to its customers.

Trade Finance Services—The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include, among others, the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration (“SBA”) Lending Services—The SBA department mainly provides customers of the Company access to the U.S. SBA-guaranteed lending program.

The following are the results of operations of the Company’s segments for the year-ended December 31:

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2005	(In thousands)

Net interest income	$45,181	$3,203	$14,564	$62,948
Less provision for loan losses	3,365	(264)	249	3,350
Other operating income	9,570	1,816	9,092	20,478

Net revenue	51,386	5,283	23,407	80,076
Other operating expenses	27,916	926	4,721	33,563

Income before taxes	$23,470	$4,357	$18,686	$46,513

Total assets	$1,450,342	$56,419	$159,512	$1,666,273

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004	(In thousands)

Net interest income	$ 31,029	$ 1,965	$ 9,341	$ 42,335
Less provision for loan losses	2,180	1,327	60	3,567
Other operating income	9,233	1,808	9,956	20,997

Net revenue	38,082	2,446	19,237	59,765
Other operating expenses	22,685	762	3,836	27,283

Income before taxes	$15,397	$1,684	$15,401	$32,482

Total assets	$1,063,676	$46,097	$155,868	$1,265,641

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2003		(In thousands)

Net interest income	$20,698	$1,242	$7,042	$28,982
Less provision for loan losses	1,812	(175)	1,146	2,783
Other operating income	7,684	1,545	7,869	17,098

Net revenue	26,570	2,962	13,765	43,297
Other operating expenses	18,408	758	2,819	21,985

Income before taxes	$8,162	$2,204	$10,946	$21,312

Total assets	$816,940	$36,973	$129,351	$983,264

16. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31 (Wilshire Bancorp, Inc. was formed on August 25, 2004):

(In thousands)	2005	2004
STATEMENTS OF FINANCIAL CONDITION

Assets:
Cash and cash equivalents	$16,180	$356
Investment in subsidiaries	146,834	103,447
Prepaid income taxes	2,910	-
Total assets	$165,924	$103,803

Liabilities:
Other borrowings	$51,547	$15,464
Accounts payable and other liabilities	128	31
Cash dividend payable	1,145	-
Total liabilities	52,820	15,495
Shareholders' Equity	113,104	88,308
Total liabilities and
stockholders' equity	$165,924	$103,803

(In thousands)	2005	2004
STATEMENTS OF OPERATIONS

Interest expense	$2,054	$228
Other operating expense	270	-
Total expense	2,324	228
Equity in net earnings
of subsidiaries	29,107	6,209
Earnings before income
tax provision	26,783	5,981
Income tax benefit	977	-
Net Income	$27,760	$5,981

	2005	2004

STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$27,760	$5,981
Adjustments to reconcile net earnings to net cash used in operating activities:
Increase (decrease) in accounts payable and other liabilities	97	(111)
Equity in net earnings of subsidiaries	(29,107)	(6,209)
Income tax benefit	(977)	-
Net cash used in operating activities	(2,227)	(339)

Cash flows from investing activities:
Payments for investments in and advances to subsidiaries	(15,083)	(14,500)
Net cash used by investing activities	(15,083)	(14,500)

Cash flows from financing activities:
Proceeds from the issuance of trust preferred securities	36,083	15,141
Proceeds from exercise of stock options	480	54
Payment of cash dividend	(3,429)	-
Net cash provided by financing activities	33,134	15,195
Net increase in cash and cash equivalents	15,824	356
Cash and cash equivalents, beginning of year	356	-
Cash and cash equivalents, end of year	$16,180	$356
******