Form 10-Q
period 2006-03-31
WILSHIRE BANCORP INC
filed 2006-05-10
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______  to ______

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2006 was 28,739,760.

i

FORM 10-Q

INDEX
WILSHIRE BANCORP, INC.

i

  FINANCIAL INFORMATION

Item 1. Financial Statements
WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
	March 31, 2006	December31, 2005
ASSETS:

Cash and due from banks	$70,031,288	$68,205,078
Federal funds sold and other cash equivalents	114,003,071	126,002,978
Cash and cash equivalents	184,034,359	194,208,056

Interest-bearing deposits in other financial institutions	500,000	500,000
Securities available for sale - at fair value (amortized cost of $173,284,364 and
$140,428,100 at March 31, 2006 and December 31, 2005, respectively)	171,144,128	138,650,270
Securities held to maturity - at amortized cost (fair value of $22,466,549 and
$22,510,961 at March 31, 2006 and December 31, 2005, respectively)	22,847,955	22,860,200
Interest only strip - at fair value (amortized cost of $1,396,584
and $1,493,344 at March 31, 2006 and December 31, 2005, respectively)	1,396,584	1,501,866
Loans held for sale, at the lower of cost or market	18,191,138	21,796,677
Loans receivable, net of allowance for loan losses of $14,869,581 and $13,999,302
at March, 31, 2006 and December 31, 2005, respectively	1,279,527,171	1,226,763,867
Bank premises and equipment, net	8,900,036	8,955,872
Federal Home Loan Bank stock, at cost	6,254,000	6,181,700
Accrued interest receivable	7,555,599	6,891,670
Other real estate owned - net	294,400	294,400
Deferred income taxes - net	7,406,810	8,114,343
Servicing asset	4,880,964	4,682,848
Due from customers on acceptances	3,508,966	3,220,846
Cash surrender value of life insurance	15,254,829	15,098,770
Other assets	6,915,891	6,552,033
TOTAL	$1,738,612,830	$1,666,273,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits :
Noninterest-bearing	$312,291,631	$292,170,888
Interest-bearing:
Savings	22,894,092	19,585,805
Time deposits of $100,000 or more	652,525,865	630,662,463
Other time deposits	143,350,241	142,944,546
Money markets accounts and other	350,175,105	324,101,535
Total deposits	1,481,236,934	1,409,465,237

Federal Home Loan Bank borrowings	50,000,000	61,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	8,728,584	6,898,196
Acceptances outstanding	3,508,966	3,220,846
Other liabilities	13,444,503	11,038,271
Total liabilities	1,618,465,987	1,553,169,550

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:

Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	—	—
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 28,739,760 and 28,630,600 shares at
March 31, 2006 and December 31, 2005, respectively	42,212,838	41,340,448
Accumulated other comprehensive loss	(1,241,342)	(1,026,202)
Retained earnings	79,175,347	72,789,622
Total shareholders’ equity	120,146,843	113,103,868
TOTAL	$1,738,612,830	$1,666,273,418
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Interest and fees on loans	$27,649,882	$18,229,969
Interest on investment securities and deposits in other financial institutions	1,775,772	871,074
Interest on federal funds sold and other cash equivalents	1,615,502	427,209
Total interest income	31,041,156	19,528,252

INTEREST EXPENSE:
Deposits	12,252,883	5,110,481
Interest on other borrowings	1,509,577	777,720
Total interest expense	13,762,460	5,888,201

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	17,278,696	13,640,051

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	1,060,000	500,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,218,696	13,140,051

NONINTEREST INCOME:
Service charges on deposit accounts	2,155,158	1,719,810
Gain on sale of loans	2,349,850	2,023,077
Loan-related servicing income	529,081	657,798
Loan referral fee income	47,646	100,789
Loan packaging fee	114,248	65,716
Income from other earning assets	239,876	126,879
Other income	328,168	241,886
Total noninterest income	5,764,027	4,935,955

NONINTEREST EXPENSES:
Salaries and employee benefits	5,256,005	4,375,363
Occupancy and equipment	895,722	833,231
Data processing	504,799	414,867
Loan referral fees	342,298	262,535
Professional fees	242,504	446,006
Directors’ fees	121,350	123,250
Office supplies	110,913	108,523
Advertising	181,917	245,593
Communications	105,121	92,716
Deposit insurance premiums	42,670	37,054
Outsourced service for customers	340,789	321,615
Other operating	719,630	578,422
Total noninterest expenses	8,863,718	7,839,175

INCOME BEFORE INCOME TAX PROVISION	13,119,005	10,236,831

INCOME TAX PROVISION	5,296,291	4,167,000

NET INCOME	$7,822,714	$6,069,831

EARNINGS PER SHARE
Basic	$0.27	$0.21
Diluted	$0.27	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net income	$7,822,714	$6,069,831
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale and interest-only strip:
Unrealized holding losses on securities available for sale arising during period, net of tax benefit of $152,212 for the three months ended March 31,2006 and
net of tax benefit of $222,217 for the three months ended March 31, 2005	(210,197)	(306,872)
Unrealized holding (losses) gains on interest only strips arising during period, net of tax benefit of $3,579 for the three months ended March 31, 2006 and
net of tax expense of $97,153 for the three months ended March 31, 2005	(4,943)	134,164
Other comprehensive expense, net of tax:	(215,140)	(172,708)
Comprehensive income	$7,607,574	$5,897,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,822,714	$6,069,831
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization and accretion of premiums and discounts	13,211	17,787
Depreciation of premises & equipment	278,858	224,606
Provision for losses on loans and loan commitments	1,060,000	500,000
Deferred tax provision (benefit)	863,322	10,752
Loss (gain) on disposition of bank premises, equipment and securities	9,630	902
Gain on sale of loans	(2,349,851)	(2,023,077)
Stock based compensation cost	77,076	—
Origination of loans held for sale	(43,681,925)	(29,660,698)
Tax benefit from exercise of stock options	—	1,724,074
Proceeds from sale of loans held for sale	49,660,302	39,335,780
Gain on sale of AFS securities	65,685	—
Change in cash surrender value of life insurance	(156,059)	(166,656)
Servicing assets capitalization	(612,305)	(537,275)
Servicing assets amortization	414,188	248,147
Increase in interest-only strip	31,074	(199,041)
Increase in accrued interest receivable	(663,929)	(763,618)
Increase in other assets	(436,858)	(980,046)
Dividends of FHLB Stock	(72,300)	—
Increase (decrease) in accrued interest payable	1,830,388	347,705
Increase in other liabilities	2,003,474	1,431,642
Net cash provided by operating activities	16,156,695	15,580,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(35,390,088)	(19,889,491)
Purchases of investment securities held to maturity	-—	(1,999,000)
Proceeds from matured or called securities (AFS)	2,517,373	13,670,224
Proceeds from matured or called securities (HTM)	15,485	2,138,318
Net increase in loans receivable	(53,735,297)	(32,145,370)
Purchases of premises and equipment	(159,652)	(1,674,602)
Purchase of FHLB stock	—	53,800

Net cash used in investing activities	(86,752,179)	(39,846,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	71,771,697	61,166,871
(Decrease) increase in Federal Home Loan Bank borrowing	(11,000,000)	20,000,000
Increase in junior subordinated debentures	—	20,619,000
Payment of cash dividend	(1,145,224)	—
Tax benefit from exercise of stock options	688,722	—
Proceeds from exercise of stock options	106,592	391,829

Net cash provided by financing activities	60,421,787	102,177,700

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,173,697)	77,912,394

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,208,056	98,905,736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,034,359	$176,818,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,932,073	$5,540,495
Income taxes paid	726,400	939,500

NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared	1,436,988	1,142,843
Other assets transferred to premises and equipment	73,000
Transfer of loans to OREO	—	308,200

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

Note 2. Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2006 and December 31, 2005, the related statements of operations and comprehensive income for the three months ended March 31, 2006 and 2005, and the statements of cash flows for the three months ended March 31, 2006 and 2005. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

        The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in Bank’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2005, unless otherwise noted.

Note 3. Earnings per Share and Stock Based Compensation

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earning of the entity. The following table provides the basic and diluted EPS computations for the quarter ended March 31, 2006 and 2005, respectively.

	For the Quarter Ended March 31
	2006	2005
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$7,822,714	$6,069,831
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	28,714,017	28,423,693
Effect of dilutive securities:
Stock option dilution	394,580	440,402
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,108,597	28,864,095
Basic earnings per share	$0.27	$0.21
Diluted earnings per share	$0.27	$0.21

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, using a modified prospective method. Accordingly, prior period amounts have not been restated. In the first quarter of 2006, the adoption of SFAS 123R resulted in incremental stock-based compensation expense of $77,076. The incremental stock-based compensation expense caused income before income taxes to decrease by $77,076 and had negligible effect on basic or diluted earnings per share to decrease. Cash provided by financing activities increased by $688,722 related to excess tax benefits from stock-based payment arrangements.

The Company has issued stock options to employees under shared-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term is determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumption noted below. The expected life, estimated period of time outstanding, of options grant was estimated using the simple method in accordance with SFAS 123R. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For the first three months of 2006, 15,000 shares were granted and 173,600 shares in total were granted in the first three months of 2005. The weighted average estimated fair value of options was $4.73 and $1.97 as of March 31, 2006 and 2005, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions-dividend yield of 1.17% and 1.16%, expected volatility of 33.3% and 24.1%, average expected life of 3.5 years and 2 years, and average risk-free interest rate of 4.32% and 2.72% for the first quarters of 2006 and 2005, respectively.

Prior to the adoption of SFAS 123-R, the Company applied APB 25 to account for its stock based awards. The following table details the effect on net income and earnings per share had compensation expense for Employee Stock based awards had been recorded based on the fair value method under SFAS 123.

Had the Company determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to January 1, 2006, the company’s results of operations would have been adjusted to the pro forma amounts for the period indicated below;

For the Quarter Ended March 31
2005
Net income, as reported	$6,069,831
Add:
Stock-based compensation expense included in the reported net income, net of tax
Deduct:
Total stock-based compensation expense, determined using fair value Method, net of tax	(21,349)
Pro forma net income	6,048,482
Earnings per share:
Basic – as reported	$0.21
Diluted – pro forma	$0.21

Diluted – as reported	$0.21
Diluted – pro forma	$0.21

There were 130,600 anti-dilutive stock options outstanding for the three months ended March 31, 2005 for which the exercise price exceeded the average market price of the Company’s common stock during the period. No such options were outstanding for the three months ended March 31, 2006.

Note 4. Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under these standards, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company’s intangible assets that are subject to amortization, loan servicing rights, were $4,880,964 and $4,663,103 (net of $1,716,255 and $1,450,567 accumulated amortization, respectively) as of March 31, 2006 and 2005, respectively. Amortization expense for intangible assets subject to amortization was $414,188 and $248,146 for the three months ended March 31, 2006 and 2005, respectively, and it is estimated that it will be approximately $652,000 annually for the next five fiscal years.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
Business Segment	Banking Operations	TFS	SBA	Company	Banking Operations	TFS	SBA	Company
Net interest income	$12,488	$980	$3,811	$17,279	$10,141	$667	$2,832	$13,640
Less Provision for loan losses	353	125	582	1,060	631	(88)	(43)	500
Other operating income	2,698	397	2,669	5,764	2,141	398	2,397	4,936
Net revenue	14,833	1,252	5,898	21,983	11,651	1,153	5,272	18,076
Other operating expenses	7,010	232	1,622	8,864	6,501	205	1,133	7,839
Income before taxes	$7,823	$1,020	$4,276	$13,119	$5,150	$948	$4,139	$10,237
Total assets	$1,521,710	$56,258	$160,645	$1,738,613	$1,180,164	$45,230	$151,903	$1,377,297

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of March 31, 2006, 716,792 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted before 2005 under the stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. Commitments at March 31, 2006 are summarized as follows:

Commitments to extend credit	$103,713,000
Standby letters of credit	$3,355,000
Commercial letters of credit	$12,088,000

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

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. Thus, we adopted SFAS No. 123R effective January 1, 2006. We adopted the new standard effective January 1, 2006 using the modified prospective method, the impact of which is shown in Note 3 to these condensed consolidated financial statements.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS No. 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical. SFAS No. 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS No. 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no material impact on the 2006 consolidated financial statements or results of our operations.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in a case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of our operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company is in the process of evaluating the impact that adoption of this statement will have on its results of operations or financial condition.

Note 9. Subsequent Events

In April 2006, we obtained the final required regulatory approval for our acquisition of Liberty Bank of New York.

Note 10. Reclassifications

Certain reclassifications, principally related to components of interest income, were made to the prior periods’ presentation to conform to the current year’s presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three-month periods ended March 31, 2006 and 2005, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure”) by Bank Holding Companies”). All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to a two-for-one stock split (effected in the form of a 100% stock dividend) in December 2004. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form     10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, including the following:

•	If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•	Our current level of interest rate spread may decline in the future.

•	The holders of recently issued debentures have rights that are senior to those of our shareholders.

•	Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We may be unable to manage future growth.

•	Increases in our allowance for loan losses could materially adversely affect our earnings.

•	We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

•	Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	Additional shares of our Common Stock issued in the future could have a dilutive effect.

•	Shares of our preferred stock issued in the future could have dilutive and other effects.

•	We face substantial competition in our primary market area.

•	The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

•	Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete.

•	We could be negatively impacted by downturns in the South Korean economy.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2005 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three months ended March 31, 2006 and 2005. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

(Dollars in thousands, except per share data)
As of and for the Three Months Ended	March 31, 2006	March 31, 2005
Net income	$7,823	$6,070
Net income per share, basic	0.27	0.21
Net income per share, diluted	0.27	0.21
Net interest income	17,279	13,640
Average balances:
Assets	1,703,524	1,298,900
Cash and cash equivalents	203,344	120,167
Investment debt securities	170,643	104,605
Net loans	1,266,976	1,026,188
Total deposits	1,444,595	1,105,393
Shareholders’ equity	118,469	92,349
Performance Ratios:
Annualized return on average assets	1.84%	1.87%
Annualized return on average equity	26.41%	26.29%
Net interest margin	4.37%	4.54%
Efficiency ratio[1]	38.47%	42.20%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.39%	9.81%
Tier 1 capital to risk-weighted assets	11.60%	11.74%
Total capital to risk-weighted assets	14.41%	14.08%

Period-end balances as of:	March 31, 2006	December 31, 2005	March 31, 2005
Total assets	$1,738,613	$1,666,273	$1,377,297
Investment securities	193,992	161,510	120,508
Total loans, net of unearned income	1,312,588	1,262,560	1,044,964
Total deposits	1,481,237	1,409,465	1,159,872
Junior subordinated debentures	61,547	61,547	46,083
FHLB borrowings	50,000	61,000	61,000
Shareholders’ equity	120,147	113,104	95,178
Asset Quality Ratios:
Net (recoveries) charge-off to average total loans for the quarter	0.01%	0.03%	(0.01)%
Nonperforming loans to total loans	0.17%	0.20%	0.21%
Nonperforming assets to total loans and other real estate owned	0.19%	0.22%	0.24%
Allowance for loan losses to total loans	1.13%	1.11%	1.12%
Allowance for loan losses to nonperforming loans	668%	567%	521%

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

At March 31, 2006, we had approximately $1.74 billion in assets, $1.31 billion in total loans, and $1.48 billion in deposits.

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

First Quarter 2006 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the first quarter of 2006:

•	our total assets grew to $1.74 billion at the end of the first quarter of 2006, or an increase of 4.3% from $1.67 billion at the end of 2005.

•	our total deposits grew to $1.48 billion at the end of the first quarter of 2006, or an increase of 5.1% from $1.41 billion at the end of 2005.

•	our total loans grew to $1.31 billion at the end of the first quarter of 2006, or an increase of 4.0% from $1.26 billion at the end of 2005.

•
our nonperforming assets decreased to $2.5 million at the end of the first quarter of 2006 from $2.7 million at the end of 2005. The ratio of total non-performing loans to total loans improved to 0.17% at the end of the first quarter of 2006 from 0.20% at the end of 2005.

•
our depositors’ preference for high-cost time deposits over noninterest-bearing checking accounts and the stiff competition in our niche market reduced our net interest margin to 4.37% in the first quarter of 2006 as compared with 4.54% in the same quarter of 2005.

•
total noninterest income increased to $5.8 million in the first quarter of 2006, or an increase of 16.8% from $4.9 million in the first quarter of 2005. Such increase was primarily attributable to the growth of overall business.

•
total noninterest expense increased to $8.9 million in the first quarter of 2006 from $7.8 million in the first quarter of 2005, reflecting the expanded personnel and premises associated with our business growth. Due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 0.52% in the first quarter of 2006 from 0.60% in the first quarter of 2005. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the improvement in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 42.20% in the first quarter of 2005 to 38.47% in the first quarter of 2006.

These items, as well as other factors, contributed to the increase in net income for the first quarter of 2006 to $7.8 million or $0.27 per diluted common share, from $6.1 million, or $0.21 per diluted common share, in the first quarter of 2005 and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2006 Outlook

As we look ahead to the remainder of 2006, we anticipate continued good financial performance. We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. An extension of such growth strategy is the pending acquisition of Liberty Bank of New York. We now have obtained the regulatory approvals for the transaction, and anticipate that the transaction will close in the second quarter of 2006. The closing of this transaction would add two branches in the New York metropolitan area and expanding our business into the east coast market of the United States. Further, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of targeted marketing efforts in these areas.

We intend to continue our focus on loan and deposit growth and our net interest margin management, while improving efficient operations to control operating expenses so that our expenses grow more slowly than our business operations.

Although the increase of our deposit costs decreased our net interest margin in the first quarter of 2006, our focus on core deposits marketing currently controls the rate of increase of expensive time-deposits. The increase of our time deposits was limited to approximately $22.3 million in the first three months of 2006 whereas our total deposits increased by $71.8 million.

The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are still expanding.

For the remainder of 2006, management will be focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the results of the first quarter of 2006, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our significant accounting policies are described in greater detailed in our 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements-”Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2006, other than disclosed in note 3 to the March 31, 2006 condensed consolidated interim financial statements.

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

Average interest-earning assets increased by 31.6% to $1.6 billion in the first quarter of 2006, as compared with $1.2 billion in the same quarter of 2005.  Average net loans also increased by 23.5% to $1.27 billion in the first quarter of 2006, as compared with $1.03 billion in the same quarter of 2005. The FRB has raised the Fed Fund target rate by a total of 3.75% since June 2004, giving us additional benefits on yields on our earning assets, most of which bear variable interest rates. The average yields on interest-earning assets increased to 7.85% for the first quarter of 2006, as compared with 6.50% for the prior year’s same period. This increase in interest-earning assets and their yields significantly increased our total interest income by 59.0% to $31.0 million for the first quarter of 2006, as compared with $19.5 million for the prior year’s same period.

Average interest-bearing liabilities increased by 37.3% to $1.16 billion in the first quarter of 2006, as compared with $842.2 million in the same quarter of 2005. We also increased other borrowings over the last 12 months (see “Deposits and Other Sources of Funds” below). Due to the increase in interest-bearing liabilities and overall funding costs, the average interest rate we paid for interest-bearing liabilities for the first quarter of 2006 increased to 4.23% from 2.53% in the same quarter a year ago. The volume increase of interest-bearing liabilities together with the rate increase significantly increased our total interest expense by $7.9 million to $13.8 million for the first quarter of 2006, as compared with $5.9 million for the prior year’s same period.

The combined result of our growth and the interest rate increases was an increase in net interest income. Net interest income increased by $3.6 million (26.7%) to $17.3 million in the first quarter of 2006 from $13.6 million in the same quarter a year ago. Despite the positive impact of FRB’s rate increases on our asset-sensitive position, our net interest margin decreased to 4.37% for the first quarter of 2006, as compared with 4.54% for the prior year’s same period due mainly to the overall increase in market interest rates which was accelerated by depositors shifting funds into interest bearing deposits from non interest-bearing deposits. The net interest spread also decreased in the first quarter of 2006 to 3.53% from 3.97% for the prior year’s same period. Management’s current focus on increasing core deposits and limiting the increase in expensive time-deposits resulted in time deposits increasing only $22.3 million during the first three months of 2006, representing only 31% of the increase of our total deposits ($71.8 million) for the same period. Management also believes that our proposed acquisition and expansion into the New York market will help control our fund cost and eventually help improve our margins, as the fund costs of Liberty Bank of New York appear lower than our current fund costs.

Since June 30, 2004, the FRB raised its overnight lending rate eight times by an aggregate of 3.75% to 4.75%. The Wall Street Journal Prime Rate was correspondingly increased to 7.75% at March 28, 2006. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest margin, because more earning assets were immediately re-priced than interest-bearing liabilities. Although we price deposits competitively with the goal of continuing to fund our growing loan portfolio, our models indicate that our margin should expand in a rising interest rate environment.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended March 31,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans [1]	$1,266,976	$27,650	8.73%	$1,026,188	$18,230	7.11%
Securities of U.S. government enterprises	154,308	1,583	4.10%	99,767	792	3.18%
Other investment securities	16,335	188	4.59%	4,838	58	4.82%
Overnight investments and other cash	143,052	1,615	4.52%	66,850	428	2.56%
Money market preferred securities	—	—	—	3,911	20	2.08%
Interest-earning deposits	500	5	4.19%	2	0	0.00%
Total interest-earning assets	1,581,171	31,041	7.85%	1,201,554	19,528	6.50%
Cash and due from banks	60,292			53,319
Other assets	62,061			44,027
Total assets	$1,703,524			$1,298,900
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$315,852	$3,114	3.94%	$218,640	$1,113	2.04%
Super NOW deposits	21,719	60	1.10%	21,204	40	0.75%
Savings deposits	21,663	48	0.89%	23,753	43	0.73%
Time certificates of deposit in denominations of $100,000 or more	649,306	7,483	4.61%	466,728	3,188	2.73%
Other time deposits	147,485	1,548	4.20%	111,900	726	2.60%
Other borrowings	117,036	1,509	5.16%	87,678	778	3.55%
Total interest-bearing liabilities	1,273,061	13,762	4.32%	929,903	5,888	2.53%
Demand deposits	288,570			263,168
Other liabilities	23,406			13,480
Shareholders’ equity	118,469			92,349
Total liabilities and shareholders’ equity	$1,703,524			$1,298,900
Net interest income		$17,279			$13,640
Net interest spread [2]			3.53%			3.97%
Net interest margin [3]			4.37%			4.54%

(1) Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,379,000 and $945,000 for the quarters ended March 31, 2006 and 2005, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income

	For the Quarter Ended March 31, 2006 vs. 2005
(Dollars in Thousands)	Increase (Decrease) Due to Change In
	Volume	Rate	Total
Interest income:
Net loans [1]	$4,773	$4,647	$9,420
Securities of government sponsored enterprises	516	275	791
Other investment securities	133	(3)	130
Overnight investments	710	477	1,187
Money market preferred securities	(20)	0	(20)
Interest-earning deposits	5	0	5
Total interest income	6,117	5,396	11,513
Interest expense:
Money market deposits	$644	$1,357	$2,001
Super NOW deposits	1	19	20
Savings deposits	(4)	9	5
Time certificates of deposit in denominations of $100,000 or more	1,558	2,737	4,295
Other time deposits	280	542	822
Other borrowings	310	421	731
Total interest expense	2,789	5,085	7,874
Change in net interest income	$3,328	$311	$3,639

(1) Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $1,379,000 and $945,000 for the quarters ended March 31, 2006 and 2005, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

Provision for Losses on Loan and Loan Commitments

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

We respond to potential loan losses proactively by identifying problem loans in a timely manner and by taking immediate actions to successfully curb increases in the level of non-performing assets (see “Nonperforming Assets” below for further discussion). Despite our low level of nonperforming assets and recoveries of previously charged-off loans, our provision for loan losses and loan commitments increased to $1.0 million in the first quarter of 2006 as a result of growth in loan portfolio as compared with $500,000 for the prior year’s same quarter. Included in such provision was a $111,000 provision to the reserve for off-balance-sheet items in the first quarter of 2006, as compared with the reversal of $2,000 for the prior year’s same quarter. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income increased to $5.8 million in the first quarter of 2006, as compared with $4.9 million in the same period of 2005, representing an increase of 16.8% during the comparable periods. Noninterest income as a percentage of average assets was 0.34% and 0.38% in the first quarter of 2006 and 2005, respectively. We currently earn non-interest income from various sources, including an income stream provided by bank owned life insurance in the form of an increase in cash surrender value and gains on sales of residential mortgage loans.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)
For the Quarter Ended March 31,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans	$2,350	40.8%	$2,023	41.0%
Service charges on deposit accounts	2,155	37.4%	1,720	34.9%
Loan related servicing income	529	9.2%	658	13.3%
Referral fee income	48	0.8%	101	2.0%
Loan packaging fee	114	2.0%	66	1.3%
Income from other earning assets	240	4.1%	127	2.6%
Other income	328	5.7%	241	4.9%
Total	$5,764	100.0%	$4,936	100.0%
Average assets	$1,703,524		$1,298,900
Noninterest income as a % of average assets		0.34%		0.38%

Our largest source of noninterest income in the first quarter of 2006 was the gain on the sale of loans, which increased to $2.4 million in the first quarter of 2006 from $2.0 million in the prior year’s same quarter. The ratio of this income as a percentage of total noninterest income was 40.8% in the first quarter of 2006, compared to 41.0% during the first quarter of 2005. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. SBA loan production levels were $39.6 million and $23.9 million at March 31, 2006 and 2005 respectively. As a result, the sales gains on the guaranteed portions of SBA loans increased to $2.3 million in the first quarter of 2006 as compared with $1.9 million in the first quarter of 2005. We generally earn this source of non-interest income from the sale of the unguaranteed portion of SBA loans and residential mortgage loans. Gain on sales of residential mortgage loans was $53,000 and $103,000, respectively, in the first quarter of 2006 and 2005. However, the sale of the unguaranteed portion of SBA loans is not considered a stable source of income and we had no such sales in the first quarter of 2006 and 2005.

Our second largest source of noninterest income was service charge income on deposit accounts, representing 37.4% and 34.9% of total noninterest income in the first quarter of 2006 and 2005, respectively. This income source increased 25.3% in the first quarter of 2006 to $2.2 million, from $1.7 million in the first quarter of 2005. This increase was due primarily to an increase in our number of transactional accounts. We imposed more rigid requirements on money service business (“MSB”) accounts and more closely monitored their transactions. As a result, the transactions in the MSB accounts were reduced and fee income therefrom was also reduced, limiting the increase of this revenue source relative to the increase of transactional accounts. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related financing fees and servicing income. These fee incomes consist of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income source historically has increased. However, it decreased to $529,000 in the first quarter of 2006 from $658,000 for the prior year’s same period. Such decrease was mainly caused by the significant reversals of servicing assets on sold SBA loans which were paid off before their maturities. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and are charged by the monthly amortization of servicing assets that we capitalize upon sale of the related loan. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. For the first three months of 2006, $284,000 of servicing assets were charged back to this income account by the early pay-offs as compared to $95,000 for the prior year’s same period. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio (the servicing portfolio increased to $293.4 million at March 31, 2006 from $252.5 million a year ago), management believes that this income source should continue to increase as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income was $48,000 in the first quarter of 2006 and $101,000 in the same period of 2005, representing 0.8% and 2.0% of total noninterest income in the first quarter of 2006 and 2005, respectively. This source of revenue may continue to decrease because loan referrals do not represent our core banking business and fee income therefrom is not a predictable source of revenue.

Loan packaging fee income represents charges to borrowers for mostly SBA loan processing. The increased volume of loan production increased income from this source to $114,000 in the first quarter of 2006 from $66,000 for the prior year’s same quarter. The heightened competition for loans in our lending market often requires us to waive the packaging fees and such a practice may decrease this fee income in future periods.

Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income from Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of bank owned life insurance. Such income was $240,000 and $127,000 for the first quarter of 2006 and 2005, respectively. This increase was primarily attributable to an additional purchase of $3 million in bank owned life insurance in the second quarter of 2005 and the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Other income represented income from miscellaneous sources, such as check book sales income and operating recoveries, and generally increases as our business activities grow. Other income increased to $328,000 in the first quarter of 2006 from $241,000 in the first quarter of 2005.

Noninterest Expense

Total noninterest expense increased to $8.9 million in the first quarter of 2006 from $7.8 million in the same period of 2005. This increase can be attributed to the expanded personnel and premises associated with our business growth, including the openings of new offices. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased to 0.52% in the first quarter of 2006 from 0.60% in the same period of 2005. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by the decrease in our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) from 42.2% in the first quarter of 2005 to 38.47% in the same period of 2006.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended March 31,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$5,256	59.3%	$4,375	55.8%
Occupancy and equipment	896	10.1%	833	10.6%
Data processing	505	5.7%	415	5.3%
Loan referral fee	342	3.9%	263	3.3%
Professional fees	242	2.7%	446	5.7%
Directors’ fees	121	1.4%	123	1.6%
Office supplies	111	1.2%	108	1.4%
Advertising and promotional expenses	182	2.1%	246	3.1%
Communications	105	1.2%	93	1.2%
Deposit insurance premium	43	0.5%	37	0.5%
Outsourced service for customer(s)	341	3.8%	322	4.1%
Investor relation expenses	45	0.5%	155	2.0%
Other	675	7.6%	423	5.4%
Total	$8,864	100.0%	$7,839	100.0%
Average assets	$1,703,524		$1,298,900
Noninterest expenses as a % of average assets		0.52%		0.60%

Salaries and employee benefits increased by 20.1% to $5.3 million or 59.3% of total noninterest expenses in the first quarters of 2006, as compared with $4.4 million, or 55.8% for the prior year’s same quarter. Such increase was the result of overall compensation increase caused by stiff competition for qualified bankers in our niche market in addition to our new office openings and business growth in the past 12 months that requires additional staffing. Our efforts to promote efficient operations limited the increase of these expenses lower than the growth rate of quarterly average-assets (31.2%) between those two periods in comparison. The number of full-time equivalent employees was 298 as of March 31, 2006, compared with 247 as of March 31, 2005 and assets per employee increased to $5.8 million at March 31, 2006 from $5.6 million at March 31, 2005.

Occupancy and equipment expenses totaled $896,000 and $833,000, in the first quarters of 2006 and 2005, respectively, and represented approximately 10% of total noninterest expenses. This increase was attributable primarily to the expansion of our office network.

Data processing expenses, office supplies, and communication expenses in the aggregate represented approximately 8% of total noninterest expenses and increased to $505,000, $111,000, and $105,000, respectively, in the first quarters of 2006. They were $415,000, $108,000, and $93,000, respectively, for the prior year’s same quarter. The increases in these expenses are attributable to the growth of our business.

Loan referral fees are paid to brokers who refer loans, mostly SBA loans, to us. Although we also paid referral fees for qualified commercial loans beginning in 2004, the referral fee increases were mainly the result of increases in our SBA loan production, since SBA loans are broker-driven loans. Due to the growth of SBA loan production, these referral fees increased to $342,000 in the first quarter of 2006, from $263,000 in the same period of 2005. SBA loan production increased to $39.6 million in the first quarter of 2006, from $23.9 million in the same quarter of the prior year.

Professional fees generally may increase as we grow and were $242,000 and $446,000, or 2.7% and 5.7% of total noninterest expenses, in the first quarters of 2006 and 2005, respectively. The professional fees in the first quarter of 2005 were exceptionally high because of the legal and accounting fees incurred to comply with the enhanced legal and accounting requirements of the Sarbanes-Oxley Act (“SOX”), especially the implementation of the annual certification requirement (“SOX 404 requirement”) in connection with our transition to a bank holding company structure. We have been able to reduce our professional expenses following the initial transition period. However, we expect these expenditures will continue to be significant as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we recently commenced business operations.

Advertising and promotional expense decreased from $246,000 in the first quarter of 2005 to $182,000 in the same period of 2006. The advertising and promotional activities in the first quarter of 2005 were higher than first quarter 2006 expenses because of media advertisements and promotional gifts for customers of newly opened offices, especially new loan production offices opened in the 2005 quarter.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services. These expenses are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, such as escrow accounts and brokerage accounts, these expenses increased from $322,000 in the first quarter of 2005 to $341,000 in the same period of 2006.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. These expenses have decreased from $155,000 in the first quarter of 2005 to $45,000 in the same period of 2006. These expenses in the first quarter of 2005 were exceptionally high because of the payment of Nasdaq stock market listing and annual fee for the additional shares issued in relation with the stock split declared in December 2004.

Noninterest expense other than the categories specifically addressed above, such as directors’ fees and other miscellaneous expenses, increased to $839,000 in total in the first quarter of 2006 as compared with $583,000 for the prior year’s same quarter. Such increase was caused by the impairment charges on intangible assets ($66,000) in the first quarter of 2006 in addition to normal increases in connection with our business growth.

Generally, noninterest expense has increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

For the quarter ended March 31, 2006, we made a provision for income taxes of $5.3 million on pretax net income of $13.1 million, representing an effective tax rate of 40.4%, as compared with a provision for income taxes of $4.2 million on pretax net income of $10.2 million, representing an effective tax rate of 40.7% for the prior year’s same period.

The effective tax rates in the first quarter of 2006 were reasonably consistent with those for the prior year’s same quarter. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone (“EZ”), our purchase of bank owned life insurance policies, and low income housing tax credit funds (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At March 31, 2006 and December 31, 2005 we had net deferred tax assets of $7.4 million and $8.1 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans net of unearned income increased by $50.0 million, or 4.0%, to $1.31 billion at March 31, 2006, as compared with $1.26 billion at December 31, 2005. Total loans net of unearned income as a percentage of total assets as of March 31, 2006 and December 31, 2005 were 75.5% and 75.8%, respectively.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	March 31, 2006	December 31, 2005
Construction	$24,011	$17,366
Real estate secured	1,041,912	1,011,513
Commercial and industrial	198,051	190,796
Consumer	48,614	42,885
Total loans, excluding unearned income	$1,312,588	$1,262,560
Participation loans sold and serviced by the Company	$290,075	$273,876
Construction	1.8%	1.4%
Real estate secured	79.4%	80.1%
Commercial and industrial	15.1%	15.1%
Consumer	3.7%	3.4%
Total loans, excluding unearned income	100.0%	100.0%

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.04 billion and $1.01 billion as of March 31, 2006 and December 31, 2005, respectively. The real estate secured loans as a percentage of total loans were 79.4% and 80.1% at March 31, 2006 and December 31, 2005, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer different types of home mortgage loans, sometimes with unconventional terms, such as interest only mortgages or option adjustable rate mortgages. However, we usually sell most of the production, especially mortgage loans with unconventional terms, and only retain some portion of conventional mortgage loans on our books. Therefore, total mortgage loan portfolio outstanding was $43.3 million at December 31, 2005 and $45.2 million at March 31, 2006, and we have deemed its effect on our credit risk profile to be immaterial. The home mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at the same periods were $8.0 million and $6.5 million, respectively, that were held for sale by us before sales or refinance. The robust California real estate market in the past few years and our increased involvement in the residential mortgage loan market have further increased the composition of real estate secured loans.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. This category also includes the retained portion of commercial SBA loans. With the success of our strategy to reduce reliance on SBA loans and place an increased emphasis on non-SBA commercial loans, SBA loans no longer represent the majority of our commercial and industrial loans. Commercial and industrial loans at March 31, 2006 slightly increased to $198.1 million, as compared with $190.8 million at December 31, 2005. Commercial and industrial loans as a percentage of total loans were at approximately the same percentage of 15.1% at March 31, 2006 and December 31, 2005.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans continue to increase since we initiated the program. The outstanding portfolio was $42.9 million at December 31, 2005 and $48.6 million at March 31, 2006. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager under the guidance of the Commercial Loan Center. We expect to expand our construction lending activities with this specialized capacity.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment and leasehold improvements, or to provide permanent working capital. SBA guaranteed loans usually have longer maturities (8 to 25 years). We generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of March 31, 2006. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $5.0 million, and includes unearned income and deferred fees totaling $10.8 million at March 31, 2006:

Loan Maturities and Repricing Schedule

	At March 31, 2006,
	0 – 1 year	1 – 5 years	After 5 Years	Total
	(Dollars in Thousands)
Construction	$20,659	$—	$—	$20,659
Real estate secured	862,068	137,111	44,420	1,043,599
Commercial and industrial	205,305	399	79	205,783
Consumer	20,692	27,242	346	48,280
Total loans, net of unearned income	$1,108,724	$164,752	$44,845	$1,318,321
Loans with variable (floating) interest rates	$1,072,057	$40,653	$2,237	$1,114,947
Loans with predetermined (fixed) interest rates	$36,667	$124,099	$42,608	$203,374

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the 1990’s, property values in Southern California, where most of our loan collateral is located, have generally increased. However, no assurance can be given that this trend will continue or that property values will not significantly decrease.

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

Our nonperforming loans decreased to $2.23 million at the end of the first quarter of 2006 from $2.47 million and $2.24 million at December 31, 2005 and March 31, 2005, respectively, despite the growth of our loan portfolio. Management’s continued emphasis on asset quality control has resulted in decreases in nonperforming loans in recent years. The significant loan growth, together with the decrease of nonperforming loans, has caused the ratio of nonperforming loans over total loans to improve to 0.17% at March 31, 2006, as compared with 0.20% at December 31, 2005 and 0.21% at March 31, 2005.

At March 31, 2006, OREO was $294,400, which consisted of three properties foreclosed in 2005. We have already secured offers for these properties and management believes that we can sell them without a significant loss in 2006. Together with OREO, the ratio of nonperforming assets as a percentage of total loans and OREO improved to 0.19% at March 31, 2006, as compared with 0.22% at December 31, 2005 and 0.24% at March 31, 2005.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of March 31, 2006. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of March 31, 2006, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)

	March 31, 2006	December 31, 2005	March 31, 2005
Nonaccrual loans: [1]
Real estate secured	$1,190	$1,171	$1,767
Commercial and industrial	310	341	375
Consumer	290	292	—
Total	1,790	1,804	2,142
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	—	—	—
Real estate secured	361	554	—
Commercial and industrial	77	111	15
Consumer	—	-—	81
Total	438	665	96
Restructured loans: [2]
Real estate secured	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total
Total nonperforming loans	2,228	2,469	2,238
Other real estate owned	294	294	308
Total nonperforming assets	$2,522	$2,763	$2,546
Nonperforming loans as a % of total loans Nonperforming assets	0.17%	0.20%	0.21%
as a % of total loans and OREO	0.19%	0.22%	0.24%
Allowance for loan losses as a % of nonperforming loans	667.63%	567.15%	521.38%

(1) During the three months ended March 31, 2006, no interest income related to these loans was included in net income. Additional interest income of approximately $120,000 would have been recorded during the three months ended March 31, 2006, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2006 or, if not outstanding throughout the three months ended March 31, 2006, since origination.

(2) A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities. The rapid growth of our loan portfolio has required more reserves for possible loan losses. The provision for loan losses is discussed in the section entitled “Provision for Losses on Loan and Loan Commitments” above.

The allowance for loan losses increased by 6.22%, or $870,000, to $14.9 million at March 31, 2006, as compared with $14.0 million at December 31, 2005, which previously increased from $11.7 million at March 31, 2005. Although management believes the allowance, at March 31, 2006, was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. Management’s continued emphasis on asset quality control has maintained the lower level of net loan charge-offs. We had a net charge-off of $78,000 in the first quarter of 2006. In the first quarter of 2005, we had a $383,000 net charge-off and a net recovery of $56,000.

As of March 31, 2006 and December 31, 2005, our allowance for loan losses consisted of amounts allocated from three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of: March 31, 2006	As of: December 31, 2005
Specific review of individual loans	$400,675	$392,380
Review of pools of loans with similar characteristics	11,779,549	11,345,551
Judgmental estimate based on various qualitative factors	2,689,357	2,261,371
Total allowance for loan losses	$14,869,581	$13,999,302

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in thousands)

As of and for the quarter ended	March 31, 2006	December 31, 2005	March 31, 2005
Balances:
Average total loans outstanding during period	$1,281,303	$1,132,829	$1,037,623
Total loans (net of unearned income)	$1,312,588	$1,262,560	$1,044,964
Allowance for loan losses:
Balances at beginning of period	$13,999	$11,111	$11,111
Actual charge-offs:
Real estate secured	—	127	24
Commercial and industrial	110	866	48
Consumer	70	107	—
Total charge-offs	180	1,100	72
Recoveries on loans previously charged off:
Real estate secured	—	30	1
Commercial and industrial	99	708	126
Consumer	3	37	1
Total recoveries	102	775	128
Net loan charge-offs (recoveries)	78	324	(56)
Provision for loan losses	1,060	3,350	500
Less: Provision for losses in off-balance sheet items	111	137	(2)
Balances at end of period	$14,870	$13,999	$11,669
Ratios:
Net loan charge-offs to average total loans	0.01%	0.03%	-0.01%
Allowance for loan losses to total loans at period-end	1.16%	1.11%	1.12%
Net loan charge-offs to allowance for loan losses	0.53%	2.32%	-0.48%
Net loan charge-offs to provision for loan losses	7.43%	9.68%	-11.20%

The table below summarizes, for the periods indicated, the balance of allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

	Distribution and Percentage Composition of Allowance for Loan Losses (Dollars in thousands)
Balance as of	March 31, 2006			December 31, 2005
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$170	$20,659	0.82%	$152	$15,322	1.00%
Real estate secured	$8,746	$1,046,621	0.84%	$9,751	$1,015,055	0.96%
Commercial and industrial	$5,118	$207,451	2.47%	$3,742	$199,581	1.87%
Consumer	$836	$48,614	1.72%	$354	$42,885	0.83%
Total Allowance	$14,870	$1,323,344	1.12%	$13,999	$1,272,843	1.10%

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of March 31, 2006:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$30,464	$21,319	$—	$—	$51,783
Junior subordinated debenture	4,283	7,197	2,650	61,547	75,677
Operating leases	1,849	3,205	2,246	2,669	9,969
Time deposits	795,225	26,125	23	25	821,398
Total	$831,821	$57,846	$4,919	$64,241	$958,827

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2006 and December 31, 2005, we had commitments to extend credit of $103.7 million and $104.3 million, respectively. Obligations under standby letters of credit were $3.4 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively, and the obligations under commercial letters of credit were $12.1 million and $11.4 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

As part of our asset and liability management strategy, we may engage in derivative financial instruments, such as interest rate swaps, with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts. As of March 31, 2006, we were not party to any interest rate swap agreements.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2006 and December 31, 2005, we had $114 million and $126 million, respectively, in federal funds sold and repurchase agreements, and $500,000 at each of March 31, 2006 and December 31, 2005 in interest bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of March 31, 2006		As of December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$19,996	$19,660	$19,993	$19,684
Collateralized mortgage obligation.	233	213	248	229
Municipal securities	2,619	2,594	2,619	2,598
Corporate securities	—	—	—	—
Available for Sale:
Securities of government sponsored enterprises	104,907	103,876	77,882	76,981
Mortgage backed securities	21,875	21,582	23,451	23,158
Collateralized mortgage obligation	28,377	27,852	26,302	25,870
Corporate securities	13,465	13,278	8,132	8,047
Municipal securities	4,660	4,556	4,661	4,594
Total investment securities	$196,132	$193,611	$163,288	$161,161

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at March 31, 2006:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$5,997	3.51%	$11,999	3.77%	2,000	3.97%	—	—	$19,996	3.71%
Collateralized mortgage obligation.	—	—	233	3.97%	—	—	—	—	233	3.97%
Municipal securities	2,000	4.03%	619	4.12%	—	—	—	—	2,619	4.05%
Corporate securities	—	—	—	—	—	—	—	—	—	—

Available-for-sale:
Securities of government sponsored enterprises	50,661	4.31%	53,215	4.19%	—	—	—	—	103,876	4.25%
Mortgage backed securities	9,446	4.18%	12,136	3.87%	—	—	—	—-	21,582	4.00%
Collateralized mortgage obligation	—		27,852	4.93%	—	—	—	—	27,852	4.93%
Corporate securities	982	4.20%	10,405	5.23%	1,891	4.46%	—	—	13,278	5.04%
Municipal securities	—	—	—	—	916	3.82%	3,640	3.73%	4,556	3.75%
Total investment securities	$69,086	4.21%	116,459	4.38%	$4,807	4.14%	$3,640	3.73%	$193,992	4.30%

Our investment securities holdings increased by $32.5 million, or 20.11%, to $194.0 million at March 31, 2006, compared to holdings of $161.5 million at December 31, 2005. Total investment securities as a percentage of total assets were 11.2% and 9.8% at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, investment securities having a carrying value of $134.6 million were pledged to secure certain deposits.

As of March 31, 2006, held-to-maturity securities, which are carried at their amortized costs, slightly decreased to $22.8 million from $22.9 million at December 31, 2005. Available-for-sale securities, which are stated at their fair market values, increased to $171.1 million at March 31, 2006 from $138.7 million at December 31, 2005. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

As of March 31, 2006	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$60,460	$(466)	$55,075	$(902)	$115,535	$(1,368)
Collateralized mortgage obligation	25,108	(371)	2,957	(174)	28,065	(545)
Mortgage backed securities	7,946	(145)	7,395	(160)	15,341	(305)
Corporate securities	5,067	(65)	2,874	(122)	7,941	(187)
Municipal securities	6,984	(125)	166	(5)	7,150	(130)
	$105,565	$(1,172)	$68,467	$(1,363)	$174,032	$(2,535)

As of March 31, 2006, the total unrealized losses less than 12 months old were $1.17 million, and total unrealized losses more than 12 months old were $1.36 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $105.6 million at March 31, 2006, and those with unrealized losses more than 12 months old were $68.5 million. As of March 31, 2005, the total unrealized losses less than 12 months old were $1.10 million and total unrealized losses more than 12 months old were $246,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $83.5 million at March 31, 2005, and those with unrealized losses more than 12 months old were $8.8 million.

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. As of March 31, 2006, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2006, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statement of operations.

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

In 2003, we invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following this two to three-year period in the form of tax credits and tax deductions over the next fifteen years.

In February 2006, we committed to invest an additional $1MM in another LIHTCF - WNC Institutional Tax Credit Fund XXI to promote our CRA activities in the Dallas, Texas assessment area.

The balances of other earning assets as of March 31, 2006 and December 31, 2005 were as follows:

Type	Balance as of March 31, 2006	Balance as of December 31, 2005
BOLI	$15,255,000	$15,099,000
LIHTCF	$2,438,000	$2,350,000
Federal Home Loan Bank Stock	$6,254,000	$6,182,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at March 31, 2006 and December 31, 2005, were $1.48 billion and $1.41 billion, respectively, representing an increase of $71.8 million, or 5.1% in the first three months of 2006.

In 2005, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts. Our deposits in transactional accounts in 2005 decreased to 45.3% of total deposits on an annual average basis, as compared with 47.4% in 2004. In order to support our loan growth, we have increased our reliance on time deposits. As a result, the percentage of the average time deposits over the average total deposits in the first quarter of 2006 was increased to 55.2% from 52.3% for the prior year’s same quarter. However, our continuing strategic emphasis on core deposits, which is defined as total deposits less time deposits in denominations of $100,000 or more, helped our core deposits increase by 6.4% to $828.7 million at March 31, 2006 from $778.8 million at the end of 2005, faster than total deposits, which increased by 5.1% during the same period and also lowered our time deposit reliance level to 53.7% at March 31, 2006, as compared with 54.8% at December 31, 2005. We believe that our regional diversification into Texas and New York markets will also help reduce our time deposit reliance level going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2006 increased to 4.61%, as compared with 2.73% for the prior year’s same quarter. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:	March 31, 2006		December 31, 2005		March 31,2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest-bearing	$288,570		$286,966		$263,168
Money market	315,852	3.94%	247,313	2.93%	218,640	2.04%
Super NOW	21,719	1.10%	21,446	0.87%	21,204	0.75%
Savings	21,663	0.89%	22,878	0.73%	23,753	0.73%
Time certificates of deposit in denominations of $100,000 or more	649,306	4.61%	532,207	3.49%	466,728	2.73%
Other time deposits	147,485	4.20%	116,698	3.20%	111,900	2.60%
Total deposits	$1,444,595	3.39%	$1,227,508	2.44%	$1,105,393	1.85%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2006 are, as follows:

Maturities of Time Deposits of $100,000 or More, at March 31, 2006
(Dollars in Thousands)

Three months or less	$297,587
Over three months through six months	170,943
Over six months through twelve months	181,640
Over twelve months	2,356
Total	$652,526

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at March 31, 2006 and December 31, 2005.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $6.5 million at March 31, 2006 from $23.0 million at December 31, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

For the Quarter ended	March 31, 2006	December 31, 2005
Balance at quarter-end	$50,000	$61,000
Average balance during the quarter	$55,489	$56,151
Maximum amount outstanding at any month-end	$56,000	$61,000
Average interest rate during the quarter	3.62%	3.13%
Average interest rate at quarter-end	3.81%	3.51%

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

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.06% at March 31, 2006, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company-level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 7.77% at March 31, 2006, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 6.71% at March 31, 2006, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In September 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust III (“Wilshire Trust III”), which issued $15 million in trust preferred securities.   Wilshire Statutory Trust III, a subsidiary of Wilshire Bancorp, purchased $15.5 million of Wilshire Bancorp’s Junior Subordinated Debt Securities (the “September 2005 debenture”), payable in 2035. Until September 15, 2010, the securities will be fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. Wilshire Bancorp may defer the payment of interest at any time for a period up to twenty consecutive quarters, provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in Wilshire Trust being deemed to be an investment company required to register under the Investment Company Act of 1940, we may not redeem the Subordinated Debentures until after September 15, 2010.

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

Under the final rule, as of March 31, 2006, Wilshire Bancorp counted $40.5 million of total trust preferred securities as Tier 1 capital, leaving $9.5 million as Tier 2 capital.

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See further discussion on these risks on “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at March 31, 2006 and December 31, 2005 totaled approximately $373.9 million and $355.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 21.5% and 21.3% at March 31, 2006 and December 31, 2005, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 70% of borrowing capacity, as such borrowing does not qualify as core funds. As of March 31, 2006, our borrowing capacity from the FHLB was about $388.2 million and the outstanding balance was $50 million, or approximately 13% of our borrowing capacity. As of March 31, 2006, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. (See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information regarding regulatory capital requirements.)

At March 31, 2006, total shareholders’ equity increased to $120.1 million from $113.1 million at December 31, 2005, representing an increase of $7.0 million, primarily from internally generated operating income ($7.8 million), increased by stock option exercises ($106,592 proceeds from stock option exercises and the $688,722 tax benefits therefrom) and decreased by the cash dividend of $1.44 million, which was declared during the first quarter of 2006 to be paid on April 14, 2006.

As of March 31, 2006 and December 31, 2005, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

Wilshire Bancorp, Inc.			Actual ratios for the Company as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	March 31, 2006	December 31, 2005	March 31, 2005
Total capital to risk-weighted assets	10%	8%	14.43%	14.41%	14.08%
Tier I capital to risk-weighted assets	6%	4%	11.84%	11.60%	11.74%
Tier I capital to adjusted average assets	5%	4%	9.47%	9.39%	9.81%

Wilshire State Bank			Actual ratios for the Bank as of:
	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	March 31, 2006	December 31, 2005	March 31, 2005
Total capital to risk-weighted assets	10%	8%	13.20%	13.05%	13.43%
Tier I capital to risk-weighted assets	6%	4%	11.32%	11.15%	11.38%
Tier I capital to adjusted average assets	5%	4%	9.06%	9.04%	9.50%

For the regulatory capital ratio computation purpose, Junior Subordinated Debentures of $61.5 million we hold in relation with the issuance of $50 million trust preferred securities is counted as additional capital. As of December 31, 2005, Wilshire Bancorp accounted for $38.0 million of such securities as Tier 1 capital, leaving $12.0 million, as Tier 2 capital. As of March 31, 2006, the portion qualified for Tier 1 capital increased to $40.5 million, reducing the portion for Tier 2 capital to $9.5 million. For the Bank level, only $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At March 31, 2006, we were asset-sensitive, with a positive cumulative one-year gap of $56.2 million or 3.23% of total assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect, which was the case in a few years prior to June, 2004. We intentionally maintain a significant three-month positive gap of $323 million or 18.6% of total assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis

	At March 31, 2006
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans [1]	$1,080,691	$28,033	$164,751	$44,846	$1,318,321
Investment securities	9,870	59,216	116,459	8,447	193,992
Federal funds sold and cash equivalents	114,003	—	—	—	114,003
Interest-earning deposits	—	500	—	—	500
Total	$1,204,564	$87,749	$281,210	$53,293	$1,626,816
Interest-bearing liabilities:
Savings deposits	22,894	—	—	—	22,894
Time deposits of $100,000 or more	373,570	276,600	2,356	—	652,526
Other time deposits	63,835	72,933	6,566	16	143,350
Other interest-bearing deposits	350,175	—	—	—	350,175
Other borrowings	71,083	5,000	35,464	—	111,547
Total	$881,557	$354,533	$44,386	$16	$1,280,492
Interest rate sensitivity gap	$323,007	($266,784)	$236,824	$53,277	$346,324
Cumulative interest rate sensitivity gap	$323,007	$56,223	$293,047	$346,324
Cumulative interest rate sensitivity gap ratio (based on total assets)	18.58%	3.23%	16.86%	19.92%

 1 Excludes the gross amount of non-accrual loans of approximately $5.0 million at March 31, 2006

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2006. All assets presented in this table are held-to-maturity or available-for-sale. At March 31, 2006, we had no trading securities:

(Dollars in Thousands)
Change (in Basis Points)	Net Interest Income (next twelve months)	% Change	NPV	% Change
+200	$104,137	17.9%	$253,501	11.2%
+100	$95,906	8.6%	$241,739	6.1%
0	$88,290	—	$227,906	—
-100	$84,698	-4.1%	$210,615	-7.6%
-200	$76,996	-12.8%	$189,332	-16.9%

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

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we are positively gapped by $56.2 million for a time horizon of one year. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

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

Item 4.  Controls and Procedures

Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially effected, or are reasonably likely to materially effect, our internal controls over financial reporting.

OTHER INFORMATION

Item 1.  Legal Proceedings

      Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      Not applicable.

Item 6.  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and estated [1]
2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

WILSHIRE BANCORP, INC.

Date: May 10, 2006	By:	/s/ Brian E. Cho
Brian E. Cho Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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