Form 10-Q
period 2006-06-30
WILSHIRE BANCORP INC
filed 2006-08-09
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________________________

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

The number of shares of Common Stock of the registrant outstanding as of July 31, 2006 was 29,125,870.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
WILSHIRE BANCORP, INC. CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$72,584,812	$68,205,078
Federal funds sold and other cash equivalents	76,003,149	126,002,978
Cash and cash equivalents	148,587,961	194,208,056

Interest-bearing deposits in other financial institutions	500,000	500,000
Securities available for sale - at fair value (amortized cost of $191,476,893 and
$140,428,100 at June 30, 2006 and December 31, 2005, respectively)	188,272,054	138,650,270
Securities held to maturity - at amortized cost (fair value of $20,370,226 and
$22,510,961 at June 30, 2006 and December 31, 2005, respectively)	20,834,815	22,860,200
Interest only strip - at fair value (amortized cost of $1,533,649
and $1,493,344 at June 30, 2006 and December 31, 2005, respectively)	1,268,880	1,501,866
Loans held for sale, at the lower of cost or market	16,946,680	21,796,677
Loans receivable, net of allowance for loan losses of $16,358,454 and $13,999,302
at June 30, 2006 and December 31, 2005, respectively	1,400,830,443	1,226,763,867
Bank premises and equipment, net	9,940,042	8,955,872
Federal Home Loan Bank stock, at cost	7,346,100	6,181,700
Accrued interest receivable	8,727,985	6,891,670
Other real estate owned - net	241,500	294,400
Deferred income taxes - net	9,337,303	8,114,343
Servicing asset	4,788,131	4,682,848
Due from customers on acceptances	2,878,910	3,220,846
Cash surrender value of life insurance	15,396,527	15,098,770
Goodwill	6,767,129	-
Core deposit intangible	1,619,317	-
Favorable lease intangible	414,850	-
Other assets	9,115,090	6,552,033
TOTAL	$1,853,813,717	$1,666,273,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$345,019,076	$292,170,888
Interest-bearing:
Savings	25,847,423	19,585,805
Time deposits of $100,000 or more	695,657,464	630,662,463
Other time deposits	148,159,526	142,944,546
Money markets accounts and other	375,760,218	324,101,535
Total deposits	1,590,443,707	1,409,465,237

Federal Home Loan Bank borrowings	45,000,000	61,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	10,558,360	6,898,196
Acceptances outstanding	2,878,910	3,220,846
Other liabilities	10,604,875	11,038,271
Total liabilities	1,721,032,852	1,553,169,550

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	-	-
Common stock, no par value; authorized, 80,000,000 shares;
issued and outstanding, 29,120,370 and 28,630,600 shares at
June 30, 2006 and December 31, 2005, respectively	48,505,069	41,340,448
Accumulated other comprehensive loss	(1,858,812)	(1,026,202)
Retained earnings	86,134,608	72,789,622
Total shareholders’ equity	132,780,865	113,103,868

TOTAL	$1,853,813,717	$1,666,273,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$31,625,453	$20,779,577	$59,275,335	$39,009,546
Interest on investment securities and deposits in other financial institutions	2,238,038	1,147,444	4,013,810	2,019,000
Interest on federal funds sold and other cash equivalents	773,415	544,797	2,388,917	971,523
Interest on commercial paper	-	67,133	-	67,133
Total interest income	34,636,906	22,538,951	65,678,062	42,067,202

INTEREST EXPENSE:
Deposits	13,644,758	6,535,943	25,897,641	11,646,424
Interest on other borrowings	1,554,370	1,034,971	3,063,947	1,812,691
Total interest expense	15,199,128	7,570,914	28,961,588	13,459,115

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,437,778	14,968,037	36,716,474	28,608,087

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	1,200,000	720,000	2,260,000	1,220,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,237,778	14,248,037	34,456,474	27,388,087

NONINTEREST INCOME:
Service charges on deposit accounts	2,441,093	1,814,596	4,596,250	3,534,406
Gain on sale of loans	3,055,165	1,488,854	5,405,015	3,511,931
Loan-related servicing income	363,755	472,952	892,836	1,130,750
Loan referral fee income	-	17,428	47,647	118,217
SBA Loan packaging fee	119,986	132,049	234,234	197,766
Income from other earning assets	256,761	285,585	496,637	412,464
Other income	343,666	405,691	671,834	647,577
Total noninterest income	6,580,426	4,617,155	12,344,453	9,553,111

NONINTEREST EXPENSES:
Salaries and employee benefits	5,964,781	4,317,462	11,220,786	8,692,826
Occupancy and equipment	1,072,116	769,618	1,967,839	1,602,848
Data processing	650,081	543,351	1,154,880	958,218
Loan referral fees	600,627	306,653	942,926	569,188
Professional fees	249,650	108,583	492,154	554,589
Directors’ fees	125,118	114,100	246,468	237,350
Office supplies	199,776	134,087	310,689	242,610
Other real estate owned	12,090	-	12,090	-
Advertising and promotional	375,941	142,961	557,858	388,554
Communications	127,631	113,896	232,752	206,612
Deposit insurance premiums	47,198	38,269	89,867	75,323
Outsourced service for customers	290,306	335,084	631,095	656,699
Amortization of core deposit intangible	20,743	-	20,743	-
Amortization of favorable lease intangible	14,634	-	14,634	-
Other operating	866,493	607,133	1,586,122	1,185,555
Total noninterest expenses	10,617,185	7,531,197	19,480,903	15,370,372

INCOME BEFORE INCOME TAX PROVISION	14,201,019	11,333,995	27,320,024	21,570,826

INCOME TAX PROVISION	5,785,741	4,582,196	11,082,032	8,749,196

NET INCOME	$8,415,278	$6,751,799	$16,237,992	$12,821,630

EARNINGS PER SHARE
Basic	$0.29	$0.24	$0.56	$0.45

Diluted	$0.29	$0.23	$0.56	$0.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Net income	$8,415,278	$6,751,799	$16,237,992	$12,821,630
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale and interest-only strip:
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax benefit of $447,133 for the three months ended June 30, 2006 and net of tax expense of $154,749 for the three months ended June 30,2005 net of tax benefit of $599,344 for the six months ended June 30,2006 and
net of tax benefit of $67,469 for the six months ended June 30, 2005	(617,469)	213,700	(827,666)	(93,171)
Unrealized holding (losses) gains on interest only strips arising during period, net of tax benefit of $3,579 for the three months ended June 30, 2006 and net of tax benefit of $76,679 for the three months ended June 30, 2005, net of tax benefit of $3,579 for the six months ended June 30, 2006 and
net of tax benefit of $20,474 for the six months ended June 30, 2005	(4,943)	(105,891)	(4,943)	28,273
Other comprehensive (loss) income, net of tax:	(622,412)	107,809	(832,609)	(64,898)
Comprehensive income	$7,792,866	$6,859,608	$15,405,383	$12,756,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,237,992	$12,821,630
Adjustments to reconcile net income to net cash provided by
operating activities, net of acquisition:
Amortization and accretion of premiums and discounts	3,601	38,622
Depreciation of premises & equipment	591,427	450,585
Amortization of core deposit intangible	20,743	-
Amortization of lease intangible	14,634	-
Provision for losses on loans and loan commitments	2,260,000	1,220,000
Deferred tax benefit	(77,521)	(955,235)
Loss on disposition of bank premises, equipment and securities	9,766	902
Gain on sale of loans	(5,405,015)	(3,511,931)
Origination of loans held for sale	(104,115,057)	(70,668,403)
Proceeds from sale of loans held for sale	114,370,069	76,507,771
Impairment of Servicing Asset	233,226	-
Impairment of I/O Strip	88,020	-
Loss on sale of other real estate owned	(9,445)	8,607
Tax benefit from exercise of stock option	-	1,724,074
Stock based compensation cost	149,949	-
Change in cash surrender value of life insurance	(297,756)	(283,915)
Servicing assets capitalization	(1,324,687)	(913,463)
Servicing assets amortization	986,177	654,533
Decrease in interest-only strip	136,442	(151,520)
Increase in accrued interest receivable	(1,554,547)	(1,122,513)
Increase in other assets	(2,506,170)	(1,833,828)
Dividends of FHLB Stock	(149,100)	-
Increase in accrued interest payable	3,604,190	1,137,721
Decrease in other liabilities	(1,712,329)	(277,002)
Net cash provided by operating activities	21,554,609	14,846,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other
financial institutions	-	(364)
Purchases of investment securities available for sale	(41,387,838)	(52,746,527)
Purchases of investment securities held to maturity	-	(1,999,000)
Proceeds from matured securities and principal repayment (AFS)	5,439,704	17,108,875
Proceeds from principal repayment, matured or called securities (HTM)	2,030,825	6,173,506
Net increase in loans receivable	(150,353,685)	(112,597,630)
Proceeds from sale of other real estate owned	108,264	299,593
Purchases of premises and equipment	(814,506)	(3,423,357)
Proceeds from sale of FHLB stock	(1,015,300)	(1,680,900)
Purchases of Bank Owned Life Insurance	-	(3,000,000)
Proceeds from disposition of bank equipment	250	-
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	5,840,113	-
Net cash used in investing activities	(180,152,173)	(151,865,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	130,481,601	145,307,716
Increase in Federal Home Loan Bank borrowing	(16,000,000)	10,000,000
Payment of cash dividend	(2,582,212)	(1,142,843)
Increase in junior subordinated debentures	-	20,619,000
Tax benefit from exercise of stock options	899,249	-
Proceeds from exercise of stock options	178,831	428,545
Net cash provided by financing activities	112,977,469	175,212,418
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,620,095)	38,193,249

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,208,056	98,903,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$148,587,961	$137,096,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,301,424	$12,321,394
Income taxes paid	$12,858,010	$9,544,500

NONCASH INVESTING AND FINANCING ACTIVITIES
Cash dividend declared, but has not been paid	$1,456,019	$1,143,426
Transfer of loans to OREO	-	$308,200

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

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 19 full-service Bank branch offices in Southern California, Texas and New York. We also have seven loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Washington, Texas, Nevada, Colorado, Virginia and California.

Note 2. Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of June 30, 2006 and December 31, 2005, the related statements of operations and comprehensive income for the three months and six months ended June 30, 2006 and 2005, and the statements of cash flows for the six months ended June 30, 2006 and 2005. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2005, unless otherwise noted.

Note 3. Earnings per Share and Stock Based Compensation

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Numerator: Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$8,415,278	$6,751,799	$16,237,992	$12,821,630
Denominator: Denominator for basic earnings per share: Weighted-average shares	28,911,555	28,574,385	28,813,332	28,499,455
Effect of dilutive securities: Stock option dilution	366,624	350,074	380,689	395,538
Denominator for diluted earnings per share: Adjusted weighted-average shares And assumed conversions	29,278,179	28,924,459	29,194,021	28,894,993
Basic earnings per share	$0.29	$0.24	$0.56	$0.45
Diluted earnings per share	$0.29	$0.23	$0.56	$0.44

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, using the modified prospective method. Accordingly, prior-period amounts have not been restated. The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $87,176 and $149,949 in the second quarter and the first half of 2006, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effect on basic or diluted earnings per share was negligible. Cash provided by financing activities increased by $899,249 related to excess tax benefits from stock-based payment arrangements.

The Company has issued stock options to employees under stock-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted below. The expected life (estimated period of time outstanding) of options was estimated using the simple method in accordance with SFAS 123R. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. For the second quarter of 2006 and 2005, 60,000 and 55,000 shares was granted, respectively. The weighted average estimated fair value of options granted for the second quarter of 2006 and 2005 was $5.23 and $1.98, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions; dividend yield of 1.08% and 1.16%, expected volatility of 33.3% and 25.6%, average expected life of 3.46 years and 2 years, and average risk-free interest rate of 4.81% and 2.91% for the second quarter of 2006 and 2005, respectively. Prior to the adoption of SFAS 123R, the Company applied APB 25 to account for its stock-based awards.

Had the Company determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to January 1, 2006, the Company’s results of operations and earnings per share would have been adjusted to the pro forma amounts for the period indicated below:

	Three months ended June 30	Six months ended June 30
	2005	2005
Net income - as reported	$6,751,799	$12,821,630
Add: Stock-based compensation expense included in the reported net income, net of tax	-	-
Deduct: Total stock-based compensation expense, determined using fair value method, net of tax	(34,651)	(65,565)
Pro forma net income	$6,717,148	$12,756,065
Earnings per share:
Basic - as reported	$0.24	$0.45
Basic - pro forma	$0.24	$0.45

Diluted - as reported	$0.23	$0.44
Diluted - pro forma	$0.23	$0.44

There were 50,000 anti-dilutive stock options outstanding for the initial three and six month periods of 2006 for which the exercise price exceeded the average market price of the Company’s common stock during the periods. 16,250 and 146,850 of such options were outstanding for the same periods of 2005.

Note 4. Goodwill and Other Intangible Assets

Prior to the acquisition of Liberty Bank of New York in May 2006, the Company did not have any material intangible assets that were subject to annual impairment testing. Loan servicing rights, the Company’s only significant intangible assets subject to amortization before the acquisition discussed in footnote 9, were $4,788,131 and $4,632,904 (net of $1,704,402 and $1,514,842 accumulated amortization, respectively) as of June 30, 2006 and 2005, respectively. In connection with the acquisition of Liberty Bank of New York in May 2006, the Company recorded goodwill valued at approximately $6.8 million, which is subject to annual impairment testing in accordance with these Statements, which the Company plans to test in December, 2006. The acquisition also caused the Company to record core deposit intangibles and favorable lease intangibles. As of June 30, 2006, those intangible assets were $1,619,317 and $414,850, respectively, net of $20,743 and $14,634 accumulated amortizations, respectively. Combined amortization expense for intangible assets subject to amortization was $607,000 and $406,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,022,000 and $655,000 for the six months ended June 30, 2006 and 2005, respectively. We estimate this amount to be approximately $956,000 annually for the next five fiscal years.

Note 5.  Business Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: banking operations, trade finance services (“TFS”) and Small Business Administration lending services. The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2006				Three Months Ended June 30, 2005
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$13,766	$1,107	$4,565	$19,438	$10,992	$725	$3,251	$14,968
Less provision for loan losses	870	109	221	1,200	725	(116)	111	720
Other operating income	3,030	425	3,125	6,580	2,577	475	1,566	4,618
Net revenue	15,926	1,423	7,469	24,818	12,844	1,316	4,706	18,866
Other operating expenses	8,867	257	1,493	10,617	6,337	245	950	7,532
Income before taxes	$7,059	$1,166	$5,976	$14,201	$6,507	$1,071	$3,756	$11,334
Business segment assets	$1,644,008	$50,829	$158,977	$1,853,814	$1,255,181	$45,379	$156,465	$1,457,025

(Dollars in Thousands)	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$26,253	$2,087	$8,376	$36,716	$21,133	$1,392	$6,083	$28,608
Less provision for loan losses	1,223	234	803	2,260	1,356	(204)	68	1,220
Other operating income	5,728	822	5,794	12,344	4,718	873	3,963	9,554
Net revenue	30,758	2,675	13,367	46,800	24,495	2,469	9,978	36,942
Other operating expenses	15,876	489	3,115	19,480	12,838	450	2,083	15,371
Income before taxes	$14,882	$2,186	$10,252	$27,320	$11,657	$2,019	$7,895	$21,571
Business segment assets	$1,644,008	$50,829	$158,977	$1,853,814	$1,255,181	$45,379	$156,465	$1,457,025

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of June 30, 2006, 722,542 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted before 2005 under the stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties. Commitments at June 30, 2006 are summarized as follows:

Commitments to extend credit	$126,727,000
Standby letters of credit	$4,612,000
Commercial letters of credit	$16,607,000

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

Note 8. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer are an alternative to financial statement recognition. SFAS No. 123R is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We adopted the standard effective January 1, 2006 using the modified prospective method, the impact of which is shown in Note 3 to these condensed consolidated financial statements.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment. This FSP nullified certain requirements of Emerging Issues Tasks Force 03-1, The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and references existing other than temporary guidance. Furthermore, this FSP creates a three-step process in determining when an investment is considered impaired, whether that impairment is other than temporary, and measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The implementation of the FSP No. FAS 115-1 and FAS 124-1 is not expected to have a material impact on our consolidated financial statements.

In December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, and the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. We adopted this FSP effective January 1, 2006, and the adoption of this FSP did not have a significant impact on our consolidated financial statements.

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

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in income taxes (FIN 48) which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statement. The interpretation requires that the tax effects of a position be recognized only if it is “ more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.

Note 9. Business Combination

On May 19, 2006, the Company completed its acquisition of Liberty Bank of New York (“Liberty”), a commercial bank with about $65 million in assets and two branches in New York City, which was then immediately merged into Wilshire State Bank. The Company paid $8,592,407 in cash and issued an aggregate of 328,110 shares of its common stock to the former shareholders of Liberty in connection with the closing of the Company’s acquisition of all the outstanding capital stock of Liberty. The Company’s common stock was valued pursuant to the Stock Purchase Agreement at $18.0933 per share, the average of the daily closing prices of the Company’s common stock as reported on the Nasdaq National Market for the 20 consecutive trading days ending on the last business day prior to the closing. The aggregate purchase price of this business combination was $15,220,000, which included $691,000 of capitalized direct costs associated with this business combination in addition to the payment to the former Liberty shareholders of $14,529,000. The purchase price, as well as the fair values of assets and liabilities recorded, may change as certain estimates are finalized.

Certain restructuring costs, mainly consulting fees paid to third parties and severance payments to certain Liberty employees specified in the stock purchase agreement, were recognized as liabilities assumed in the business combination. Accordingly, they have been considered part of the purchase price of Liberty and recorded as an increase in the balance of goodwill. Such payments totaled $691,000 that consisted of $398,000 of legal and accounting consulting fees, $253,000 for severance payments, and $40,000 for miscellaneous items.

As of May 19, 2006, the fair value of the Liberty’s net assets acquired was as follows:

Assets:	(dollars in thousands)
Cash and due from banks	$2,423
Federal funds sold and other cash equivalents	12,700
Cash and cash equivalents	15,123

Securities available for sale	15,110
Loans receivable	25,657
Bank premises and equipment, net	631
Accrued interest receivable	282
Deferred income taxes	538
Other assets	248
Favorable lease intangible	429
Core deposit intangible	1,640
Goodwill	6,767

Total assets	$66,425

Liabilities:
Deposits:
Noninterest-bearing	$22,217
Interest-bearing
Savings	2,445
Time deposits of $100,000 or more	12,116
Other time deposits	5,191
Interest bearing demand deposit	8,528
Total deposits	50,497

Accrued interest payable	56
Other liabilities	420
Unfavorable lease intangible	232

Total liabilities	51,205

Total consideration paid	$15,220

The core-deposit intangibles are the sum of intangibles on different types of core deposits. The intangible for each type of core deposit is being amortized over its respective estimated useful life, which range from 94 to 126 months. The favorable lease intangible is being amortized for the remaining lease term of 41 months. None of the goodwill balance is expected to be deductible for income tax purposes.

Immediately following the acquisition of Liberty, in order to eliminate duplicate overhead costs and to streamline its operations, we restructured Liberty’s administration and back-office functions. Management believes that these actions, including the termination of seven management and branch employees, have been substantially completed as of June 30, 2006. Since the major merger-related costs, such as the termination of the data processing contract and the impairment of Liberty’s assets were recognized by the acquired bank pursuant to the stock purchase agreement, the restructuring costs we recognized as our expenses were mostly indirect and general expenses, such as new supply costs and equipment upgrade costs. Such expenses for this reporting period are deemed to be insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and six-month periods ended June 30, 2006 and 2005, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure”) by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and six months ended June 30, 2006 and 2005. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands, except per share data)
	2006	2005	2006	2005
Net income	$8,415	$6,752	$16,238	$12,822
Net income per share, basic	0.29	0.24	0.56	0.45
Net income per share, diluted	0.29	0.23	0.56	0.44
Net interest income	19,438	14,968	36,716	28,608
Average balances:
Assets	1,774,172	1,405,638	1,738,821	1,352,564
Cash and cash equivalents	124,464	138,280	163,686	129,273
Investment debt securities	202,125	127,228	186,471	115,979
Net loans	1,377,679	1,085,961	1,322,633	1,056,240
Total deposits	1,512,128	1,192,119	1,478,548	1,148,995
Shareholders’ equity	127,895	99,306	123,208	95,847
Performance Ratios:
Annualized return on average assets	1.90%	1.92%	1.87%	1.90%
Annualized return on average equity	26.32%	27.20%	26.36%	26.75%
Net interest margin	4.74%	4.61%	4.56%	4.58%
Efficiency ratio1	40.81%	38.45%	39.71%	40.28%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.63%	9.59%
Tier 1 capital to risk-weighted assets	11.35%	11.29%
Total capital to risk-weighted assets	13.53%	13.33%

Period-end balances as of:	June 30, 2006	December 31, 2005	June 30, 2005
Total assets	$1,853,814	$1,666,273	$1,457,025
Investment securities	209,107	161,510	146,239
Total loans, net of unearned income	1,434,136	1,262,560	1,130,834
Total deposits	1,590,444	1,409,465	1,244,013
Junior subordinated debentures	61,547	61,547	46,083
FHLB borrowings	45,000	61,000	51,000
Shareholders’ equity	132,781	113,104	100,931
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.01%	0.03%	(0.01%)
Nonperforming loans to total loans	0.32%	0.20%	0.32%
Nonperforming assets to total loans and other real estate owned	0.34%	0.22%	0.32%
Allowance for loan losses to total loans	1.14%	1.11%	1.10%
Allowance for loan losses to nonperforming loans	352%	567%	339%

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

At June 30, 2006, we had approximately $1.85 billion in assets, $1.43 billion in total loans, and $1.59 billion in deposits.

As of May 19, 2006, we completed the acquisition of Liberty Bank of New York (“Liberty”) and its merger into Wilshire State Bank. With this acquisition, we added $65 million in total assets and two branches in New York City. We paid $14.5 million for this acquisition, which consisted of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $691,000 which we recognized as additional consideration in connection with this business combination.

We have also expanded and diversified our business by focusing on the continued development of our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We added one more branch in Rancho Cucamonga, California, and currently maintain 19 branch offices and seven loan production offices. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issued by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

Second Quarter 2006 Key Performance Indicators

We believe the following were key indicators of our performance during the second quarter of 2006:

•	Our total assets grew to $1.85 billion at the end of the second quarter of 2006, an increase of 11.26% from $1.67 billion at the end of 2005.

•	Our total deposits grew to $1.59 billion at the end of the second quarter of 2006, an increase of 12.84% from $1.41 billion at the end of 2005.

•	Our total loans grew to $1.43 billion at the end of the second quarter of 2006, an increase of 13.59% from $1.26 billion at the end of 2005.

•	Our ratio of total non-performing loans to total loans was 0.32%, comparable to the ratio a year ago, but increased from 0.20% at the end of 2005.

•
Net interest income before provision for loan loss for the second quarter of 2006 increased by $4.4 million (29.9%) to $19.4 million, as compared with $15.0 million in the second quarter of 2005, resulting in a net interest margin of 4.74% in the second quarter of 2006, an increase from 4.37% in the first quarter of 2006 and 4.61% in the second quarter of 2005.

•	Total noninterest income increased to $6.6 million in the second quarter of 2006, an increase of 42.52% from $4.6 million in the second quarter of 2005.

•
Total noninterest expense increased from $7.5 million in the second quarter of 2005 to $10.6 million in the second quarter of 2006, reflecting the expanded personnel and premises associated with our business growth, especially the market expansion into New York City.

These items, as well as other factors, contributed to the increase in net income for the second quarter of 2006 to $8.4 million, or $0.29 per diluted common share, as compared with $6.8 million, or $0.23 per diluted common share, in the second quarter of 2005.

2006 Outlook

As we look ahead to the remainder of 2006, we will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. With our acquisition of Liberty in the second quarter of 2006, we added two branches in the New York metropolitan area and expanded our business into the east coast market of the United States.

We will continue our focus on loan and deposit growth and net interest margin management, while streamlining our operations so that our expenses grow more slowly than the overall growth of our business. Furthermore, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target-marketing efforts in these specific areas.

We will remain in an asset-sensitive position, meaning that the rising interest-rate environment positively affects our net interest income because more earning assets immediately re-price than interest-bearing deposits. Although we experienced a reduction of margin in the first quarter of 2006 due to the stiff competition in our local deposit market, our models indicate that our margin should expand in a rising interest-rate environment. In the second quarter of 2006, we believe that our strategic focus on core deposit marketing and the reduction of the increase of expensive time deposits, complemented by our New York market expansion, benefited our margin and our models expect this trend to continue for the remainder of 2006.

The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are still expanding.

For the remainder of 2006, management will focus on the implementation of Wilshire’s marketing strategy into the newly acquired New York branches in addition to the above challenges and opportunities and other factors affecting the business results of the second quarter of 2006, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our significant accounting policies are described in greater detail in our 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2006, except purchase accounting, which is described, as follows:

During the second quarter of 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), the purchase of Liberty Bank of New York (“Liberty”) required significant estimates and assumptions. We engaged outside experts, including appraisers, to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset and fixed assets. The Bank used market data regarding securities market prices and interest rates to estimate the fair values of financial assets, including the securities portfolio, deposits and borrowings. We also evaluated long-lived assets for impairment and no significant impairment was noted. In accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination,” we recognized liabilities assumed for costs to involuntarily terminate employees of Liberty and we do not assume any costs to exit activities of Liberty.

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

Average interest-earning assets increased by 26.5% to $1.6 billion in the second quarter of 2006, as compared with $1.3 billion in the same quarter of 2005.  Average net loans also increased by 26.9% to $1.4 billion in the second quarter of 2006, as compared with $1.1 billion in the same quarter of 2005. Average interest-bearing liabilities increased by 29.7% to $1.3 billion in the second quarter of 2006, as compared with $1.0 billion in the same quarter of 2005. Our average interest-bearing deposits also increased by 31.8% to $1.2 billion in the second quarter of 2006, as compared with $911.6 million in the same quarter of 2005. We also increased other borrowings over the last 12 months (see “Financial Condition-Deposits and Other Sources of Funds” below).

The strong competition for customer deposits in our local market in the latter part of 2005 caused our fund costs to increase more than the increase of our interest-earning-asset yields. Our cost of funds increased by 1.64% (to 4.63% for the second quarter of 2006 from 2.99% for the prior year’s same quarter), more than the 1.49% increase in the average yields on interest-earning assets over the same time period. However, in the second quarter of 2006, we believe that our strategic focus on core deposit marketing, complemented by our New York market expansion, started to control the increase of expensive time deposits and funds cost increase. The average rate on interest-bearing liabilities in the second quarter of 2006 increased by 0.31% from 4.32% for the first quarter of 2006, less than the 0.59% increase in the average yield on interest-earning assets from 7.85% for the first quarter of 2006.

The combined results of our growth and the interest rate increases was an increase in our net interest income. Net interest income increased by $4.5 million, or 29.9%, to $19.4 million in the second quarter of 2006 as compared with $15.0 million for the prior year’s same quarter. Since the increase of our fund cost over the past twelve months was more than the increase of our yield, the net interest spread was reduced to 3.80% in the second quarter of 2006 from 3.95% for the prior year’s same quarter. Net interest margin, however, increased to 4.74% from 4.61% between the two quarters in comparison.

For the first six months of 2006, average interest-earning assets and average net loans increased to $1.6 billion and $1.3 billion, respectively, as compared with $1.2 billion and $1.1 billion for the prior year’s same period. For the first six months of 2006, average interest-bearing liabilities and average interest-bearing deposit portfolio also increased to $1.3 billion and $1.2 billion, respectively, as compared with $971.1 million and $877.1 million for the prior year’s same period. The average yields on interest-earning assets increased by 1.42% to 8.15% for the first half of 2006 from 6.73% for the prior year’s same period, while our cost of funds increased by 1.71% to 4.48% for the first half of 2006 from 2.77% for the prior year’s same period. The combined result of our growth and the interest rate increases was an increase in our net interest income. Net interest income increased by $8.1 million, or 28.3%, to $36.7 million in the first half of 2006 as compared with $28.6 million for the prior year’s same period. With the increase in cost of funds higher than our yield over the past twelve months, the net interest spread and margin were reduced to 3.67% and 4.56%, respectively, in the first half of 2006 from 3.96% and 4.58% for the prior year’s same period.

For the twelve-month period ended June 30, 2006, the FRB raised its overnight lending rate eight times by an aggregate of 2.0% to 5.25%. The Wall Street Journal Prime Rate was correspondingly increased to 8.25% as of June 30, 2006. We are in an asset-sensitive position, meaning that these rate increases positively affected our net interest income because more interest-earning assets were immediately re-priced than interest-bearing liabilities. Although we experienced a margin compression in the first quarter of 2006, our models indicate that our margin should expand in a rising interest rate environment.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended June 30,
	2006			2005
	(Dollars in Thousands)
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,377,679	$31,626	9.18%	$1,085,961	$20,780	7.65%
Securities of U.S. government agencies	181,570	1,985	4.37%	120,819	1,084	3.59%
Other investment securities	20,555	248	4.82%	6,410	63	3.96%
Commercial paper	-	-	-	7,964	67	3.37%
Overnight investments	61,746	773	5.01%	71,948	508	2.82%
Money market preferred securities	-	-	-	4,506	37	3.29%
Interest-earning deposits	500	5	4.26%	3	-	0.00%
Total interest-earning assets	1,642,050	34,637	8.44%	1,297,611	22,539	6.95%
Cash and due from banks	62,718			58,367
Other assets	69,404			49,660
Total assets	$1,774,172			$1,405,638
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$348,733	$3,616	4.15%	$252,181	$1,695	2.69%
Super NOW deposits	21,448	64	1.19%	21,397	40	0.74%
Savings deposits	23,755	68	1.14%	23,375	42	0.72%
Time certificates of deposit in
denominations of $100,000 or more	657,744	8,263	5.03%	507,513	3,989	3.14%
Other time deposits	149,922	1,634	4.36%	107,162	770	2.88%
Total interest bearing deposits	1,201,602	13,645	4.54%	911,628	6,536	2.87%
Other borrowings	110,174	1,554	5.64%	100,160	1,035	4.13%
Total interest-bearing liabilities	1,311,776	15,199	4.63%	1,011,788	7,571	2.99%
Non-interest bearing deposits	310,525		3.61%	280,490		2.19%
Total Deposits	1,622,301			1,292,278
Other liabilities	23,976			14,054
Shareholders’ equity	127,895			99,306
Total liabilities and shareholders’ equity	$1,774,172			$1,405,638
Net interest income		$19,438			$14,968
Net interest spread[2]			3.80%			3.95%
Net interest margin[3]			4.74%			4.61%

___________________________
1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,723,000 and $1,240,000 for the quarters ended June 30, 2006 and 2005, respectively, and approximately $3,101,000 and $2,185,000 for the six months ended June 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ended June 30,
	2006			2005
	(Dollars in Thousands)
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,322,633	$59,275	8.96%	$1,056,240	$39,010	7.39%
Securities of U.S. government agencies	168,014	3,568	4.25%	110,351	1,897	3.44%
Other investment securities	18,457	435	4.72%	5,628	121	4.30%
Commercial paper	-	-	-	4,004	67	3.35%
Overnight investments	102,175	2,389	4.68%	69,412	915	2.63%
Money market preferred securities	-	-	-	4,210	57	2.71%
Interest-earning deposits	500	11	4.22%	3	0	0.00%
Total interest-earning assets	1,611,779	65,678	8.15%	1,249,848	42,067	6.73%
Cash and due from banks	61,511			55,857
Other assets	65,531			46,859
Total assets	$1,738,821			$1,352,564
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$332,383	$6,730	4.05%	$235,503	$2,808	2.39%
Super NOW deposits	21,583	124	1.15%	21,301	80	0.75%
Savings deposits	22,715	116	1.02%	23,563	85	0.72%
Time certificates of deposit in
denominations of $100,000 or more	653,548	15,746	4.82%	487,233	7,177	2.95%
Other time deposits	148,705	3,182	4.28%	109,518	1,496	2.73%
Total interest bearing deposits	1,178,934	25,898	4.39%	877,118	11,646	2.66%
Other borrowings	113,586	3,064	5.39%	93,954	1,813	3.86%
Total interest-bearing liabilities	1,292,520	28,962	4.48%	971,072	13,459	2.77%
Non-interest bearing deposits	299,613		3.50%	271,877		2.03%
Total Deposits	1,592,133			1,242,949
Other liabilities	23,480			13,768
Shareholders’ equity	123,208			95,847
Total liabilities and shareholders’ equity	$1,738,821			$1,352,564
Net interest income		$36,716			$28,608
Net interest spread[2]			3.67%			3.96%
Net interest margin[3]			4.56%			4.58%

___________________________
1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,723,000 and $1,240,000 for the quarters ended June 30, 2006 and 2005, respectively, and approximately $3,101,000 and $2,185,000 for the six months ended June 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended June 30, 2006 vs. 2005 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income: Net loans[1]	$6,221	4,624	$10,845	$10,976	$9,289	$20,265
Securities of U.S. government agencies	628	274	902	1,152	519	1,671
Other investment securities	168	17	185	302	12	314
Commercial paper	(33)	(34)	(67)	(33)	(34)	(67)
Overnight Investments	(81)	346	265	559	915	1,474
Money market preferred securities	(18)	(19)	(37)	(28)	(29)	(57)
Interest-earning deposits	5	-	5	11	-	11
Total interest income	6,890	5,208	12,098	12,939	10,672	23,611

Interest expense:
Money market deposits	$795	$1,126	$1,921	$1,455	$2,467	$3,922
Super NOW deposits	-	24	24	1	43	44
Savings deposits	1	25	26	(3)	34	31
Time certificates of deposit in denominations of $100,000 or more	1,414	2,860	4,274	2,994	5,575	8,569
Other time deposits	377	487	864	653	1,033	1,686
Other borrowings	111	408	519	431	820	1,251
Total interest expense	2,698	4,930	7,628	5,531	9,972	15,503

Change in net interest income	$4,192	$278	$4,470	$7,408	$700	$8,108

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

Although our proactive approaches in asset quality control, identifying problem loans in a timely manner and taking immediate actions on them has helped us to maintain non-performing assets and net charge-offs at a relatively low level, our provision for loan losses generally increases as our loan portfolio grows.

The provision for loan losses increased to $1.2 million in the second quarter of 2006 from $720,000 for the prior year’s same quarter to keep pace with the continued growth in our loan portfolio and increase of non-performing loans (see “Nonperforming Assets” below for further discussion). The provision for loan losses in the first half of 2006 was $2.3 million, as compared to $1.2 million in the first half of 2005. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Financial Condition-Allowance for Loan Losses” below.

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,723,000 and $1,240,000 for the quarters ended June 30, 2006 and 2005, respectively, and approximately $3,101,000 and $2,185,000 for the six months ended June 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Noninterest Income

Total noninterest income increased by 42.5% to $6.6 million in the second quarter of 2006 as compared with $4.6 million for the prior year’s same quarter, due mainly to the overall increase of various income sources. Noninterest income as a percentage of average assets also increased to 0.37% for the second quarter of 2006 from 0.33% for the prior year’s same period. For the first six months of 2006, total noninterest income increased by 29.2% to $12.3 million as compared with $9.6 million in the same period of 2005 and such six-month income represents 0.71% of average assets. We currently earn non-interest income from various sources, including an income stream provided by bank-owned life insurance, or BOLI, in the form of an increase in cash surrender value.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For Three Months Ended June 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,441	37.1%	$1,815	39.3%
Gain on sale of loans	3,055	46.5%	1,489	32.2%
Loan-related servicing income	364	5.5%	473	10.2%
Loan referral fee income	-	-	17	0.4%
SBA Loan packaging fee	120	1.8%	132	2.9%
Income from other earning assets	257	3.9%	285	6.2%
Other income	343	5.2%	406	8.8%
Total	$6,580	100.0%	$4,617	100.0%
Average assets	$1,774,172		$1,405,638
Noninterest income as a % of average assets		0.37%		0.33%

For Six Months Ended June 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$4,596	37.2%	$3,534	37.0%
Gain on sale of loans	5,405	43.8%	3,512	36.8%
Loan-related servicing income	893	7.2%	1,131	11.8%
Loan referral fee income	48	0.4%	118	1.2%
SBA Loan packaging fee	234	1.9%	198	2.1%
Income from other earning assets	496	4.0%	412	4.3%
Other income	672	5.5%	648	6.8%
Total	$12,344	100.0%	$9,553	100.0%
Average assets	$1,738,821		$1,352,564
Noninterest income as a % of average assets		0.71%		0.71%

Our largest source of noninterest income for the second quarter of 2006 was the gain on the sale of loans, representing over 40% of our total noninterest income, which increased to $3.1 million and $5.4 million in the second quarter and the first half of 2006 from $1.5 million and $3.5 million, respectively, for the prior year’s same periods. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. For the first six-month period, SBA loan production levels were $93.7 million in 2006, up from $55.9 million in 2005. The gain on sale of the guaranteed portions of SBA loans accordingly increased to $3.0 million and $5.3 million in the second quarter and the first half of 2006 as compared with $1.4 million and $3.3 million, respectively, for the prior year’s same periods. We also recognize gain on sale of loans from the sale of residential mortgage loans. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sales of residential mortgage loans have become a stable noninterest income source, but gain on such sales decreased to $90,916 and $144,292, respectively, for the second quarter and the first half of 2006 as compared with $112,000 and $215,000, respectively, for the prior year’s same periods due to the slow-down of the residential mortgage market. Mainly for credit risk management purpose, we sometimes sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable source of noninterest income. We had no such sales in the first half of 2006 and 2005.

Our second largest noninterest income source was service charge income on deposit accounts, generally representing over 35% of our total noninterest income. This income source increased by $626,000 in the second quarter of 2006 and by $1.1 million in the first half of 2006 as compared with $1.8 million and $3.5 million, respectively, for the prior year’s same periods. Such increases were mainly caused by an increase in the number of transactional accounts over the past 12 months. We constantly review service charge rates and the manager’s authority to waive them to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income has generally increased, but it decreased to $364,000 and $893,000, respectively, in the second quarter and the first half of 2006 as compared with $473,000 and $1.1 million for the prior year’s same periods. Such decrease was mainly caused by the significant reversals of servicing rights on sold SBA loans which were paid off before their maturities. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing, and charged by the monthly amortization of servicing rights that we capitalize upon sale of the related loans. Such servicing rights are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing rights are fully amortized. For the first half of 2006, $758,000 of servicing assets were charged back to this income account by the early pay-offs as compared to $454,000 for the prior year’s same period. Considering our continued expansion of SBA activities (the servicing portfolio increased to $308.9 million at June 30, 2006 from $251.4 million a year ago), management believes that this income should continue to increase as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. There was no referral fee income in the second quarter of 2006. In the first half of 2006, the referral fee income was $48,000 as compared with $17,000 and $118,000, respectively, for the second quarter and the first half of 2005. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

SBA Loan packaging fee income represents charges to borrowers for SBA loan processing. Due mainly to heightened competition, which often results in packaging fee waivers, the income slightly decreased to $120,000 in the second quarter of 2006 from $132,000 for the prior year’s same quarter, but increased to $234,000 for the first six month period of 2006 from $198,000 in 2005.

Income from other earning assets represented income from earning assets other than interest-earning assets, such as dividend income on Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of BOLI. For the six month-period of 2006, it increased to $496,000 as compared with $412,000 for the prior year’s same period. This increase was primarily attributable to an additional purchase of $3 million in BOLI in the second quarter of 2005 and the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004. We received both the first and second quarter dividends on FHLB stock in the second quarter of 2005. Therefore, income from other earning assets in the second quarter of 2005 was $285,000, an increase from the $257,000 in the same quarter of 2006.

Other income represents income from miscellaneous sources, such as check book sales income and recoveries of operation loss, and generally increases as our business activities grow. For the first six month-period of 2006, it increased to $672,000 as compared with $648,000 for the prior year’s same period. However, other income slightly decreased to $343,000 in the second quarter of 2006 from $406,000 for the prior year’s same quarter which included the additional income from the collection of $65,000 in 2005 for an operation loss we expensed in 2004.

Noninterest Expense

Total noninterest expense increased to $10.6 million and $19.5 million in the second quarter and the first half of 2006, respectively, as compared with $7.5 million and $15.4 million in the prior year’s same periods, representing an increase of 41.0% and 26.7%, respectively. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased to 1.12% in the first half of 2006 from 1.14% in the same period of 2005, but increased to 0.60% in the second quarter of 2006 from 0.54% for the same quarter of 2005. These increases can be attributed to the expanded personnel and premises associated with our business growth and marketing activities in newly expanded markets and the increase was especially significant in the second quarter of 2006 because of expenses we incurred for the New York market expansion. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency. We managed to maintain our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) at a relatively low level. Our efficiency ratio was stable at 40.8% and 39.7% in the second quarter and the first half of 2006 as compared with 38.5% and 40.3%, respectively, in the prior year’s same periods.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended June 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$5,965	56.2%	$4,317	57.3%
Occupancy and equipment	1,072	10.1%	770	10.2%
Data processing	650	6.1%	543	7.2%
Loan referral fee	601	5.7%	307	4.1%
Professional fees	250	2.4%	109	1.4%
Directors’ fees	125	1.2%	114	1.5%
Office supplies	200	1.9%	134	1.8%
Other real estate owned	12	0.1%
Advertising	376	3.5%	143	1.9%
Communications	128	1.2%	114	1.5%
Deposit insurance premium	47	0.4%	38	0.5%
Outsourced service for customer	290	2.7%	335	4.5%
Amortization of intangible	35	0.3%	-	-
Investor relation expenses	65	0.6%	74	1.0%
Other operating	801	7.6%	533	7.1%
Total	$10,617	100.0%	$7,531	100.0%
Average assets	$1,774,172		$1,405,638
Noninterest expenses as a % of average assets		0.60%		0.54%

For the Six Months Ended June 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$11,221	57.6%	$8,693	56.6%
Occupancy and equipment	1,968	10.1%	1,603	10.4%
Data processing	1,155	5.9%	958	6.2%
Loan referral fee	943	4.8%	569	3.7%
Professional fees	492	2.5%	555	3.6%
Directors’ fees	246	1.3%	237	1.6%
Office supplies	311	1.6%	243	1.6%
Other real estate owned	12	0.1%
Advertising and promotional expenses	558	2.9%	388	2.5%
Communications	233	1.2%	207	1.3%
Deposit insurance premium	90	0.5%	75	0.5%
Outsourced service for customer	631	3.2%	657	4.3%
Amortization of intangible	35	0.1%	-	-
Investor relation expenses	110	0.6%	229	1.5%
Other operating	1,476	7.6%	956	6.2%
Total	$19,481	100.0%	$15,370	100.0%
Average assets	$1,738,862		$1,352,564
Noninterest expenses as a % of average assets		1.12%		1.14%

Salaries and employee benefits usually represents more than half of our total noninterest expense. For the second quarter and first half of 2006, salaries and employee benefits totaled $6.0 million and $11.2 million, respectively, as compared with $4.3 million and $8.7 million for the prior year’s same periods, representing an increase of 38.2% and 29.1%, respectively, from the comparable periods. Such increases were the result of our new office openings, including the New York branches, and significant asset growth in the past 12 months that increased the number of full-time equivalent employees to 331 as of June 30, 2006 from 270 as of June 30, 2005. However, our efforts to promote efficient operations increased assets per employee to $5.6 million at June 30, 2006 from $5.4 million at June 30, 2005.

Occupancy and equipment expenses totaled $1.1 million and $2.0 million, respectively, for the second quarter and first half of 2005, as compared with $770,000 and $1.6 million for the prior year’s same periods, representing an increase of 39.3% and 22.8%, respectively, from the comparable periods. These increases were attributable primarily to our market expansion and the growth of our business. Occupancy and equipment expenses represented approximately 10% of total non-interest expenses.

Data processing expenses were $650,000 and $1.2 million, respectively, for the second quarter and the first half of 2006, as compared with $543,000 and $958,000 for the prior year’s same periods, representing an increase of 19.6% and 20.5%, respectively, between the comparable periods. The increase corresponds to the general growth of our business.

Loan referral fees are paid to brokers who refer loans, mostly SBA loans, to us. Although we also paid referral fees for qualified commercial loans beginning in 2004, the referral fee increases were mainly the result of increases in our SBA loan production, since most SBA loans are referred by brokers. Due to the growth of SBA loan production, these referral fees increased to $601,000 and $943,000 in the second quarter and first half of 2006, respectively, from $307,000 and $569,000 in the prior year’s same periods.

We recorded $250,000 professional fees in the second quarter of 2006, as compared with $109,000 for the same quarter in 2005. This increase was attributable to the fact that we recognized most legal fees incurred in 2006 in connection with the annual report and the shareholders meeting preparation in the second quarter of 2006, while we recognized such fees incurred in 2005 in the first quarter of 2005. For the first half of 2006, professional fees were $492,000 which was comparable to $555,000 in the prior year’s same period. We expect that expenditures in this area will continue to be significant, as we address the enhanced SEC regulations and Nasdaq corporate governance requirements as well as the regulations in various states where our business is expanding.

Advertising and promotional expenses significantly increased to $376,000 and $558,000 in the second quarter and the first half of 2006, respectively, as compared with $143,000 and $388,000 for the prior year’s same periods. These increases can be attributed to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially for the newly acquired New York branches and new loan production offices.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due to the reduction of such services, these expenses slightly decreased to $290,000 and $631,000 in the second quarter and the first half of 2006, respectively, as compared with $335,000 and $657,000 for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as Nasdaq listing fees, fees for an outside investor relations company and various promotional material costs. These expenses were $65,000 in the second quarter of 2006, comparable to $74,000 in the same quarter of 2005. For the first half of 2006, such expenses decreased to $110,000 from $229,000 in the same period of 2005, due mainly to the additional Nasdaq listing fees for additional shares issued in connection with the December 2004 stock split expensed in early 2005.

Noninterest expenses other than the categories specifically addressed above, such as office supplies and communication expenses, increased to $1.3 million and $2.4 million in the second quarter and the first half of 2006, respectively, as compared with $933,000 and $1.7 million for the prior year’s same periods, representing an increase of 44.5% and 39.8%, respectively, between the comparable periods. Such increases, higher than the general growth of our business, were mainly caused by the impairment charges we recognized at the time of the periodic valuation of intangibles (servicing assets and interest only strips we capitalized in connection with SBA loan sales). Such charges were $66,000 and $256,000 in the first and second quarter of 2006, respectively as compared with none in the same quarters in 2005.

Generally, noninterest expense has increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. We anticipate that noninterest expense will continue to increase as we continue to grow. However, we remain committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the quarter ended June 30, 2006, we made a provision for income taxes of $5.8 million on pretax net income of $14.2 million, representing an effective tax rate of 40.7%, as compared with a provision for income taxes of $4.6 million on pretax net income of $11.3 million, representing an effective tax rate of 40.4%, for the same quarter of 2005. For the first half of 2006, we made a provision for income taxes of $11.1 million on pretax net income of $27.3 million, representing an effective tax rate of 40.6%, as compared with a provision for income taxes of $8.7 million on pretax net income of $21.6 million, representing an effective tax rate of 40.6%, for the same period of 2005.

The effective tax rates in the second quarter and the first half of 2006 were reasonably consistent with those for the prior year’s same periods. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At June 30, 2006 and December 31, 2005, we had net deferred tax assets of $9.3 million and $8.1 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans, net of unearned income, increased by $171.7 million, or 13.6%, to $1.43 billion at June 30, 2006, as compared with $1.26 billion at December 31, 2005. Total loans, net of unearned income, as a percentage of total assets as of June 30, 2006 and December 31, 2005 were 77.4% and 75.8%, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.12 billion and $1.01 billion as of June 30, 2006 and December 31, 2005, respectively. The real estate secured loans as a percentage of total loans were 78.2% and 80.1% at June 30, 2006 and December 31, 2005, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer traditional and non-traditional mortgage products such as option ARM (Adjustable Rate Mortgage) and interest only programs. However, we predominantly sell our non-traditional loans to secondary markets and retain a fraction of conventional mortgages on our books. Our mortgage loan portfolio outstanding was $43.3 million at December 31, 2005 and $44.9 million at June 30, 2006. We have deemed its effect on our credit risk profile to be immaterial. Non-traditional mortgage loans retained at the same periods were $8.0 million and $8.7 million respectively, including some pending transfers to secondary markets. The robust California real estate market in the past few years and our increased involvement in the residential mortgage loan market have further increased the composition of real estate secured loans.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at June 30, 2006 increased to $229.1 million, as compared with $190.8 million at December 31, 2005. Commercial and industrial loans as a percentage of total loans also increased to 16.0% at June 30, 2006, from 15.1% at December 31, 2005.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans continue to increase since we initiated the program. The outstanding portfolio was $42.9 million at December 31, 2005 and $52.1 million at June 30, 2006. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

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

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the 1990s, property values in Southern California, where most of our loan collateral is located, have generally increased. However, no assurance can be given that this trend will continue or that property values will not significantly decrease.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	June 30, 2006	December 31, 2005
Construction	$32,064	$17,366
Real estate secured	1,120,882	1,011,513
Commercial and industrial	229,108	190,796
Consumer	52,082	42,885
Total loans, excluding unearned income	$1,434,136	$1,262,560
Participation loans sold and serviced by the Company	$308,947	$273,876
Construction	2.2%	1.4%
Real estate secured	78.2%	80.1%
Commercial and industrial	16.0%	15.1%
Consumer	3.6%	3.4%
Total loans, excluding unearned income	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2006. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $5.6 million, and includes unearned income and deferred fees totaling $11.5 million at June 30, 2006:

Loan Maturities and Repricing Schedule
	At June 30, 2006,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$28,640	$0	$0	$28,640
Real estate secured	901,980	173,707	47,696	1,123,383
Commercial and industrial	232,150	4,125	78	236,353
Consumer	21,716	29,580	334	51,630
Total loans, net of unearned income	$1,184,486	$207,412	$48,108	$1,440,006
Loans with variable (floating) interest rates	$1,142,456	$37,327	$600	$1,180,383
Loans with predetermined (fixed) interest rates	$42,030	$170,085	$47,508	$259,623

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

Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of nonperforming loans. Our nonperforming loans at June 30, 2006 were $4.65 million or 0.32% of total loans, comparable to the level at June 30, 2005, which was $3.67 million, or 0.32% of total loans, but higher than the level at December 31, 2005, which was $2.47 million, or 0.20% of total loans. Although nonperforming loans have increased in 2006, they remain manageable and we do not anticipate any significant losses because a majority of the increase was caused by two borrowers who recently experienced business deterioration and such nonperforming loans were adequately protected with the underlying collaterals and reserves we provided as of June 30, 2006. We did not own any OREO at the end of the second quarter of 2005. We possessed three OREO’s, totaling $294,000 at the end of 2005 and we subsequently sold one of them at a small profit. As a result, we currently possess a residential property and a commercial property as OREO and their combined book value was $242,000 as of June 30, 2006. We believe that our reserve for nonperforming loans, together with tangible collateral, was adequate as of June 30, 2006. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of June 30, 2006, we were not aware of any material credit problems of borrowers that would cause us to have serious doubts about the ability of a borrower to comply with present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)

	June 30, 2006	December 31, 2005	June 30, 2005

Nonaccrual loans: [1]
Real estate secured	$1,143	$1,171	$2,655
Commercial and industrial	1,717	341	610
Consumer	892	292	3
Total	3,752	1,804	3,268
Loans 90 days or more past due (as to principal or interest) and still accruing:
Construction	-	-	-
Real estate secured	240	554	205
Commercial and industrial	614	111	150
Consumer	47	-	47
Total	901	665	402
Restructured loans: [2]
Real estate secured	-	-	-
Commercial and industrial	-	-	-
Consumer	-	-	-
Total	-	-	-
Total nonperforming loans	4,653	2,469	3,670
Other real estate owned	242	294	-
Total nonperforming assets	$4,895	$2,763	$3,670

Nonperforming loans as a % of total loans nonperforming assets as a % of total loans and OREO	0.32%	0.20%	0.32%
	0.34%	0.22%	0.32%
Allowance for loan losses as a % of nonperforming loans	351.53%	567.15%	339.28%

(1) During the three months ended June 30, 2006, no interest income related to these loans was included in net income. Additional interest income of approximately $306,000 would have been recorded during the three months ended June 30, 2006, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended June 30, 2006 or, if not outstanding throughout the three months ended June 30, 2006, since origination.
(2) A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit. Charges made for our outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities. The rapid growth of our loan portfolio has required more reserves for possible loan losses. The provision for loan losses is discussed in the section entitled “Results of Operations - Provision for Loan Losses”, above.

The allowance for loan losses increased by 16.9%, or $2.4 million, to $16.4 million at June 30, 2006, as compared with $14.0 million at December 31, 2005, which previously increased from $12.5 million at June 30, 2005. Although we believe the allowance at June 30, 2006 is adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future. Our continued emphasis on asset quality control has maintained a lower level of net charge-offs. While we recorded net recoveries of $93,000 and $149,000, respectively in the second quarter and the first half of 2005, there were net charge-offs of $107,000 and $186,000, respectively, in the same periods of 2006.

As of June 30, 2006 and December 31, 2005, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows:

Phase of Methodology	As of:	As of:
	June 30, 2006	December 31, 2005
Specific review of individual loans	$466,279	$392,380
Review of pools of loans with similar characteristics	12,951,850	11,345,551
Judgmental estimate based on various subjective factors	2,940,325	2,261,371
Total allowance for loan losses	$16,358,454	$13,999,302

The table below summarizes, for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses (Dollars in thousands)
Balance as of	June 30, 2006			December 31, 2005
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$215	$28,640	0.75%	$152	$15,322	1.00%
Real estate secured	$8,703	$1,125,734	0.77%	$9,751	$1,015,055	0.96%
Commercial and industrial	$6,276	$239,192	2.62%	$3,742	$199,581	1.87%
Consumer	$1,164	$52,082	2.23%	$354	$42,885	0.83%
Total Allowance	$16,358	$1,445,648	1.13%	$13,999	$1,272,843	1.10%

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in Thousands)

As of and for the period of	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Balances:
Average total loans outstanding during period	$1,393,340	$1,098,018	$1,337,631	$1,067,987
Total loans (net of unearned income)	$1,434,136	$1,130,834	$1,434,136	$1,130,834
Allowance for loan losses:
Balances at beginning of period	$14,870	$11,669	$13,999	$11,111
Actual charge-offs:
Real estate secured	7	-	7	24
Commercial and industrial	237	101	347	149
Consumer	48	52	118	52
Total charge-offs	292	153	473	225
Recoveries on loans previously charged off:
Real estate secured	145	22	145	23
Commercial and industrial	40	199	138	325
Consumer	1	25	5	26
Total recoveries	186	246	288	374
Net charge-offs (net recoveries)	107	(93)	186	(149)
Allowance for loan losses acquired in acquisition	601	-	601	-
Provision for loan losses	1,200	720	2,260	1,220
Less: provision for off-balance sheet credit losses	205	32	316	30
Balances at end of period	$16,358	$12,450	$16,358	$12,450
Ratios:
Net charge-offs (net recoveries) to average total loans	0.01%	(0.01%)	0.01%	(0.01%)
Allowance for loan losses to total loans at period-end	1.14%	1.10%	1.14%	1.10%
Net charge-offs (net recoveries) to allowance for loan losses	0.65%	(0.75%)	1.13%	(1.20%)
Net charge-offs (net recoveries) to provision for loan losses	8.90%	(12.92%)	8.21%	(12.21%)

  Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2006:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$25,191	$21,135	-	-	$46,326
Junior subordinated debentures	4,502	7,028	2,156	61,547	75,233
Operating leases	2,566	4,622	2,664	2,508	12,360
Time deposits	862,865	9,028	5	20	871,918
Total	$895,124	$41,813	$4,825	$64,075	$1,005,837

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets. As of June 30, 2006 and December 31, 2005, we had commitments to extend credit of $126.7 million and $104.3 million, respectively. Obligations under standby letters of credit were $4.6 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively, and our obligations under commercial letters of credit were $16.6 million and $11.4 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2006 and December 31, 2005, we had $76 million and $126 million, respectively, in federal funds sold and repurchase agreements, and $500,000 at each of June 30, 2006 and December 31, 2005 in interest-bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)
	As of June 30, 2006		As of December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$17,998	$17,586	$19,993	$19,684
Collateralized mortgage obligation.	217	192	248	229
Municipal securities	2,620	2,592	2,619	2,598

Available for Sale:
Securities of government sponsored enterprises	120,718	119,274	77,882	76,981
Mortgage backed securities	25,074	24,620	23,451	23,158
Collateralized mortgage obligation	27,172	26,338	26,302	25,870
Corporate securities	5,054	4,866	8,132	8,047
Municipal securities	13,459	13,174	4,661	4,594

Total investment securities	$212,312	$208,642	$163,288	$161,161

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at June 30, 2006:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity: Securities of government sponsored enterprises	$3,998	3.71%	$10,000	3.85%	4,000	3.93%	-	-	$17,998	3.84%
Mortgage backed securities	-	-	217	3.97%	-	-	-	-	217	3.97%
Municipal securities	2,000	4.03%	620	4.12%	-	-	-	-	2,620	4.05%

Available-for-sale: Securities of government sponsored enterprises	40,623	3.94%	76,732	4.64%	1,919	5.25%	-	-	119,274	4.42%
Mortgage backed securities	10,932	4.31%	11,305	4.29%	329	5.70%	2,054	6.01%	24,620	4.46%
Collateralized mortgage obligation	-	-	26,337	4.95%	-	-	-	-	26,337	4.95%
Corporate securities	6,321	5.23%	4,981	5.58%	1,872	4.46%	-	-	13,174	5.25%
Municipal securities	-	-	395	3.66%	1,579	3.77%	2,893	3.74%	4,867	3.74%
Total investment securities	$63,874	4.12%	$130,587	4.64%	$9,699	4.33%	$4,947	4.68%	$209,107	4.47%

Our investment securities holdings increased by $47.6 million, or 29.5%, to $209.1 million at June 30, 2006, compared to holdings of $161.5 million at December 31, 2005. Total investment securities as a percentage of total assets were 11.3% and 9.8% at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, investment securities having a carrying value of $132.2 million were pledged to secure certain deposits.

As of June 30, 2006, held-to-maturity securities, which are carried at their amortized costs, decreased to $20.8 million from $22.9 million at December 31, 2005. Available-for-sale securities, which are stated at their fair market values, increased to $188.3 million at June 30, 2006 from $138.7 million at December 31, 2005. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006 and December 31, 2005:

As of June 30, 2006					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$76,998	$(735)	$59,862	$(1,121)	$136,860	$(1,856)
Collateralized mortgage obligation	18,192	(425)	8,338	(434)	26,530	(859)
Mortgage backed securities	12,706	(113)	10,761	(347)	23,467	(460)
Municipal securities	7,294	(211)	165	(5)	7,459	(216)
Corporate securities	4,981	(144)	2,856	(140)	7,837	(284)
	$120,171	$(1,628)	$81,982	$(2,047)	$202,153	$(3,675)

As of December 31, 2005
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligations	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage-backed securities	8,632	(136)	8,075	(185)	16,707	(321)
Municipal securities	5,553	(89)	-	-	5,553	(89)
Corporate securities	982	(17)	1,926	(68)	2,908	(85)
	$82,518	$(1,035)	$54,453	$(1,121)	$136,971	$(2,156)

As of June 30, 2006, the total unrealized losses less than 12 months old were $1.63 million, and total unrealized losses more than 12 months old were $2.05 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $120.2 million at June 30, 2006, and those with unrealized losses more than 12 months old were $82.0 million. As of December 31, 2005, the total unrealized losses less than 12 months old were $1.0 million and total unrealized losses more than 12 months old were $1.1 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $82.5 million at December 31, 2005, and those with unrealized losses more than 12 months old were $54.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2006, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2006, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

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

In 2003, we invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3.0 million to two different LIHTCF - $1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. We anticipate receiving the return following a two-to three-year period in the form of tax credits and tax deductions over 15 years.

In February and April of 2006, we committed to invest an additional $1 million and $2 million, respectively, in WNC Institutional Tax Credit Fund XXI to promote our CRA activities in the Dallas, Texas assessment area, and WNC Institutional Tax Credit Fund X New York Series 7 to promote our CRA activities in the New York, New York assessment area.

The balances of other earning assets as of June 30, 2006 and December 31, 2005 were as follows:

Type	Balance as of June 30, 2006	Balance as of December 31, 2005
BOLI	$15,397,000	$15,099,000
LIHTCF	$2,532,000	$2,350,000
Federal Home Loan Bank Stock	$7,346,000	$6,182,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at June 30, 2006 and December 31, 2005 were $1.59 billion and $1.41 billion, respectively, representing an increase of $181.0 million, or 12.8%, over the first six- month period of 2006.

In 2005, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. However, our efforts in controlling the growth of expensive time deposits saw some success in the second quarter of 2006. The percentage of the average time deposits over the average total deposits in the second quarter of 2006 was 53.4%, increased from 51.6% for the prior year’s same quarter, but reduced from the preceding quarter’s 53.7%. We believe that our regional diversification into the Texas and New York markets will also help reduce our level of time deposit reliance going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the second quarter and the first half of 2006 increased to 5.03% and 4.82%, respectively, as compared with 3.14% and 2.95%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:
	June 30, 2006		December 31, 2005		June 30, 2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, noninterest-bearing	$310,525		$286,966		$280,490
Money market	348,733	4.15%	247,313	2.93%	252,181	2.69%
Super NOW	21,448	1.19%	21,446	0.87%	21,397	0.74%
Savings	23,755	1.14%	22,878	0.73%	23,375	0.72%
Time certificates of deposit in denominations of $100,000 or more	657,744	5.03%	532,207	3.49%	507,513	3.14%
Other time deposits	149,922	4.36%	116,698	3.20%	107,162	2.88%
Total deposits	$1,512,127	4.54%	$1,227,508	2.44%	$1,192,118	2.87%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2006 were as follows:

Maturities of Time Deposits of $100,000 or More, at June 30, 2006
(Dollars in Thousands)

Three months or less	$364,717
Over three months through six months	173,074
Over six months through twelve months	154,247
Over twelve months	3,619
Total	$695,657

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at June 30, 2006 and December 31, 2005.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $5 million at June 30, 2006 from $23 million at December 31, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. Since 2002, we have increased borrowings from the FHLB in order to take advantage of the flexibility of the program and its reasonably low cost. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of our FHLB borrowings for the quarters indicated:

For the Quarter ended	June 30, 2006	December 31, 2005
Balance at quarter-end	$45,000	$61,000
Average balance during the quarter	$48,626	$56,151
Maximum amount outstanding at any month-end	$50,000	$61,000
Average interest rate during the quarter	4.02%	3.13%
Average interest rate at quarter-end	4.27%	3.51%

Junior Subordinated Debentures; Trust Preferred Securities

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issuance by statutory trusts wholly owned by the Company.

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.56% at June 30, 2006, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.25% at June 30, 2006, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.19% at June 30, 2006, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

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

Under the final rule, as of June 30, 2006, Wilshire Bancorp would have been able to count $44.9 million of total trust preferred securities as Tier 1 capital, leaving $5.1 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at June 30, 2006 and December 31, 2005 totaled approximately $354.3 million and $355.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 19.1% and 21.3% at June 30, 2006 and December 31, 2005, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 50% of borrowing capacity, as such borrowing does not qualify as core funds. As of June 30, 2006, our borrowing capacity from the FHLB was about $394.8 million and the outstanding balance was $45 million, or approximately 11.4% of our borrowing capacity. As of June 30, 2006, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

At June 30, 2006, total shareholders’ equity increased by $19.7 million to $132.8 million from $113.1 million at December 31, 2005. Such additional capital was primarily derived from internally generated operating income ($16.2 million), the additional shares issued to the sellers in connection with the Liberty Bank acquisition ($5.9 million) and stock option exercises ($179,000 proceeds from stock option exercises and the $899,000 in tax benefits therefrom) and decreased by the cash dividend of $2.9 million, which was declared during the first half of 2006, and other comprehensive loss of $400,000.

As of June 30, 2006, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately- Capitalized Standards	Actual ratios for the Company as of:
			June 30, 2006	December 31, 2005	June 30, 2005
Total capital to risk-weighted assets	10%	8%	13.53%	14.41%	13.33%
Tier I capital to risk-weighted assets	6%	4%	11.35%	11.60%	11.29%
Tier I capital to adjusted average assets	5%	4%	9.63%	9.39%	9.59%

Wilshire State Bank	Regulatory Well- Capitalized Standards	Regulatory Adequately- Capitalized Standards	Actual ratios for the Bank as of:
			June 30, 2006	December 31, 2005	June 30, 2005
Total capital to risk-weighted assets	10%	8%	13.12%	13.05%	12.89%
Tier I capital to risk-weighted assets	6%	4%	11.29%	11.15%	10.95%
Tier I capital to adjusted average assets	5%	4%	9.59%	9.04%	9.29%

For the regulatory capital ratio computation purpose, we considered the Junior Subordinated Debentures of $61.5 million, which consists of $51.5 million issued by the Company in connection with the issuance of $50 million trust preferred securities and $10 million issued by the Bank. As of December 31, 2005, Wilshire Bancorp accounted for $38.0 million of such securities as Tier 1 capital, leaving $12.0 million, as Tier 2 capital. As of June 30, 2006, the portion qualified for Tier 1 capital increased to $44.9 million, reducing the portion for Tier 2 capital to $5.1 million. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

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

We normally seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At June 30, 2006, we were asset-sensitive, with a positive cumulative one-year gap of $17.0 million or 1.01% of average interest-earning assets. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. We intentionally maintain a significant three-month positive gap of $305.7 million or 18.13% of average interest-earning assets. This positive gap is strategically planned to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2006
	Amounts Subject to Repricing Within

Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,161,561	$22,925	$207,412	$48,108	$1,440,006
Investment securities	11,471	52,403	130,587	14,646	209,107
Federal funds sold and cash equivalents	76,003	-	-	-	76,003
Interest-earning deposits	-	500	-	-	500
Total	$1,249,035	$75,828	$337,999	$62,754	$1,725,616

Interest-bearing liabilities:
Savings deposits	25,847	-	-	-	25,847
Time deposits of $100,000 or more	405,770	286,484	3,403	-	695,657
Other time deposits	64,915	78,029	5,229	16	148,189
Other interest-bearing deposits	375,760	-	-	-	375,760
Other borrowings	25,000	-	20,000	-	45,000
Subordinated debentures	46,083	-	15,464	-	61,547
Total	$943,375	$364,513	$44,096	$16	$1,352,000

Interest rate sensitivity gap	$305,660	($ 288,685)	$293,903	$62,738	$373,616
Cumulative interest rate sensitivity gap	$305,660	$16,975	$310,878	$373,616
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	18.13%	1.01%	18.44%	22.16%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2006. All assets presented in this table are held-to-maturity or available-for-sale. At June 30, 2006, we had no trading securities:

1 Excludes the gross amount of non-accrual loans of approximately $5.6 million at June 30, 2006.

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	111,950	15.7%	298,312	7.9%
+100	103,879	7.4%	288,238	4.2%
0	96,724	-	276,555	-
-100	94,265	-2.5%	259,964	-6.0%
-200	86,650	-10.4%	239,152	-13.5%

Although the simulation measures the volatility of net interest income and net portfolio value under immediate rising or falling market interest rate scenarios in 100 basis point increments, our main concern is the negative effect for the reasonably possible worst scenario. The ALCO policy prescribes that, for the worst possible rate drop scenario, the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV.

As indicated above, the net interest income increases (decreases) as market interest rates rise (fall), since we were positively gapped by $17.0 million for a time horizon of one year, as of June 30, 2006. This is also due to the fact that a substantial portion of the interest earning assets reprice immediately after the rate change, that interest-bearing liabilities reprice slower than interest-earning assets and that interest-bearing liabilities do not reprice to the same degree as interest earning assets, given a stated change in the interest rate. The NPV increases (decreases) as the interest income increases (decreases) since the change in the cash flows has a greater impact on the change in the NPV than does the change in the discount rate.

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

Item 4.  Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 22, 2006, we issued an aggregate 328,110 shares of its common stock to the former shareholders of Liberty Bank of New York in connection with the closing of our acquisition of all the outstanding capital stock of Liberty. The aggregate purchase price of the acquisition was $15,220,000, which included the 382,110 shares of our common stock, valued pursuant to the Stock Purchase Agreement at $18.0933 per share, the average of the daily closing prices of our common stock as reported on The Nasdaq National Market for the 20 consecutive trading days ending on the last business day prior to the closing, and $8,592,407 in cash. The closing price of our common stock as reported on the Nasdaq National Market on May 22, 2006 was $17.25 per share. The issuance of the shares were deemed exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 26, 2006, the following persons were elected as our Class II directors to serve three year terms expiring at the 2009 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

•	Mel Elliot (25,118,417 votes in favor1,099,678 votes withheld)

•	Richard Lim (25,262,615 votes in favor; 955,480 votes withheld)

•	Harry Siafaris (25,265,375 votes in favor; 952,720 votes withheld)

In addition to the foregoing, the terms of the following directors continued after the Annual Meeting:

Class I

•	Steven Koh

•	Gapsu Kim

•	Fred Mautner

•	Donald Byun

Class III

•	Soo Bong Min

•	Larry Greenfield, M.D.

•	Kyu-Hyun Kim

•	Young Hi Pak

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]
3.2	Bylaws, as amended and restated [2]
4.1	Specimen of Common Stock Certificate [3]
4.2	Indenture of Subordinated Debentures [4]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [5]
11	Statement Regarding Computation of Net Earnings per Share [6]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

1.	Incorporated herein by reference to Exhibit 3.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
2.	Incorporated herein by reference to Exhibit 3.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 15, 2004.
3.	Incorporated herein by reference to Exhibit 4.1 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
4.	Incorporated herein by reference to Exhibit 4.2 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
5.	Incorporated herein by reference to Exhibit 4.3 in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2004.
6.	The information required by this Exhibit is incorporated by reference from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 9, 2006	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)