Form 10-Q
period 2006-09-30
WILSHIRE BANCORP INC
filed 2006-11-09
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     ______________    to   ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding as of October 31, 2006 was 29,170,350.

FORM 10-Q
INDEX
WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Cash and due from banks	$70,831,563	$68,205,078
Federal funds sold and other cash equivalents	65,003,153	126,002,978
Cash and cash equivalents	135,834,716	194,208,056

Interest-bearing deposits in other financial institutions	500,000	500,000
Securities available for sale - at fair value (amortized cost of $183,622,667 and
$140,428,100 at September 30, 2006 and December 31, 2005, respectively)	182,418,409	138,650,270
Securities held to maturity - at amortized cost (fair value of $20,381,525 and
$22,510,961 at September 30, 2006 and December 31, 2005, respectively)	20,630,371	22,860,200
Interest only strip - at fair value (amortized cost of $1,395,899
and $1,493,344 at September 30, 2006 and December 31, 2005, respectively)	1,261,761	1,501,866
Loans held for sale, at the lower of cost or market	3,427,905	21,796,677
Loans receivable, net of allowance for loan losses of $18,417,199 and $13,999,302
at September 30, 2006 and December 31, 2005, respectively	1,488,037,607	1,226,763,867
Bank premises and equipment, net	10,217,269	8,955,872
Federal Home Loan Bank stock, at cost	7,438,300	6,181,700
Accrued interest receivable	9,994,223	6,891,670
Other real estate owned - net	241,500	294,400
Deferred income taxes - net	10,032,655	8,114,343
Servicing asset	5,237,036	4,682,848
Due from customers on acceptances	3,012,849	3,220,846
Cash surrender value of life insurance	15,536,151	15,098,770
Goodwill	6,674,772	-
Core deposit intangible	1,575,901	-
Favorable lease intangible	383,541	-
Other assets	7,457,582	6,552,033
TOTAL	$1,909,912,548	$1,666,273,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits :
Noninterest-bearing	$315,445,469	$292,170,888
Interest-bearing:
Savings	28,537,500	19,585,805
Time deposits of $100,000 or more	766,950,848	630,662,463
Other time deposits	160,954,197	142,944,546
Money markets accounts and other	389,563,386	324,101,535
Total deposits	1,661,451,400	1,409,465,237

Federal Home Loan Bank borrowings	20,000,000	61,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	11,585,084	6,898,196
Acceptances outstanding	3,012,849	3,220,846
Other liabilities	10,562,754	11,038,271
Total liabilities	1,768,159,087	1,553,169,550

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; authorized, 1,000,000 shares; issued and outstanding, none	-	-
Common stock, no par value; authorized, 80,000,000 shares;
Issued and outstanding, 29,166,050 and 28,630,600 shares at
September 30, 2006 and December 31, 2005, respectively	48,881,546	41,340,448
Accumulated other comprehensive loss	(622,767)	(1,026,202)
Retained earnings	93,494,682	72,789,622
Total shareholders’ equity	141,753,461	113,103,868

TOTAL	$1,909,912,548	$1,666,273,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$33,995,238	$23,426,039	$93,270,573	$62,435,585
Interest on investment securities and deposits in other financial institutions	2,361,562	1,332,561	6,375,372	3,351,560
Interest on federal funds sold and other cash equivalents	1,107,452	505,406	3,496,369	1,476,930
Interest on commercial paper	-	14,573	-	81,707
Total interest income	37,464,252	25,278,579	103,142,314	67,345,782

INTEREST EXPENSE:
Deposits	15,845,581	7,828,519	41,743,221	19,474,943
Interest on other borrowings	1,515,500	1,124,039	4,579,447	2,936,730
Total interest expense	17,361,081	8,952,558	46,322,668	22,411,673

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	20,103,171	16,326,021	56,819,646	44,934,109

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	2,800,000	1,250,000	5,060,000	2,470,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,303,171	15,076,021	51,759,646	42,464,109

NONINTEREST INCOME:
Service charges on deposit accounts	2,544,642	1,973,371	7,140,893	5,507,777
Gain on sale of loans	3,454,753	2,162,483	8,859,768	5,674,414
Loan-related servicing income	538,349	475,211	1,431,185	1,605,961
Loan referral fee income	22,470	-	70,117	118,217
SBA Loan packaging fee	111,943	101,971	346,177	299,737
Income from other earning assets	267,946	223,798	764,583	636,262
Other income	367,639	188,809	1,039,471	836,386
Total noninterest income	7,307,742	5,125,643	19,652,194	14,678,754

NONINTEREST EXPENSES:
Salaries and employee benefits	6,326,931	4,924,298	17,547,717	13,617,124
Occupancy and equipment	1,257,473	893,344	3,225,312	2,496,192
Data processing	674,870	473,461	1,829,751	1,431,679
Loan referral fees	326,935	343,860	1,269,861	913,048
Professional fees	343,328	78,908	835,481	633,497
Directors’ fees	147,900	130,650	394,368	368,000
Office supplies	171,440	235,413	482,129	478,023
Other real estate owned	650	-	12,740	-
Advertising and promotional	400,972	163,763	958,830	552,317
Communications	107,002	122,987	339,754	329,599
Deposit insurance premiums	47,874	38,364	137,740	113,687
Outsourced service for customers	301,177	415,014	932,272	1,071,714
Amortization of core deposit intangible	43,416	-	64,159	-
Amortization of favorable lease intangible	31,309	-	45,943	-
Other operating	353,498	539,806	1,939,621	1,725,361
Total noninterest expenses	10,534,775	8,359,868	30,015,678	23,730,241

INCOME BEFORE INCOME TAX PROVISION	14,076,138	11,841,796	41,396,162	33,412,622

INCOME TAX PROVISION	5,257,761	4,662,999	16,339,793	13,412,195

NET INCOME	$8,818,377	$7,178,797	$25,056,369	$20,000,427

EARNINGS PER SHARE
Basic	$0.30	$0.25	$0.87	$0.70

Diluted	$0.30	$0.25	$0.86	$0.69

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE STATE BANK
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$8,818,377	$7,178,797	$25,056,369	$20,000,427
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale and interest-only strip:
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax expense of $840,245 for the three months ended September 30, 2006 and net of tax benefit of $94,319 for the three months ended September 30,2005 net of tax expense of $240,901 for the nine months ended September 30,2006 and net of tax benefit of $161,789 for the nine months ended September 30, 2005	1,160,339	(130,250)	332,673	(223,423)

Unrealized holding gains (losses) on interest only strips arising during period, net of tax expense of $54,822 for the three months ended September 30, 2006 and net of tax benefit of $26,752 for the three months ended September 30, 2005, net of tax expense of $51,241 for the nine months ended September 30, 2006 and net of tax benefit of $6,278 for the nine months ended September 30, 2005	75,706	(36,943)	70,762	(8,669)

Other comprehensive income (loss), net of tax:	1,236,045	(167,193)	403,435	(232,092)
Comprehensive income	$10,054,422	$7,011,604	$25,459,804	$19,768,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,056,369	$20,000,427
Adjustments to reconcile net income to net cash provided by
operating activities, net of acquisition:
Amortization and accretion of premiums and discounts	(25,417)	(20,432)
Depreciation of premises & equipment	964,901	724,692
Amortization of core deposit intangible	64,159	-
Amortization of lease intangible	45,943	-
Provision for losses on loans and loan commitments	5,060,000	2,470,000
Deferred tax benefit	(1,672,984)	(2,073,725)
Loss on disposition of bank premises, equipment and securities	9,766	902
Gain on sale of loans	(8,859,768)	(5,674,414)
Origination of loans held for sale	(135,128,236)	(114,028,588)
Proceeds from sale of loans held for sale	161,111,088	120,070,351
Recovery of valuation allowance of Servicing Asset	(172,462)	78,731
Impairment of I/O Strip	88,020	-
Loss on sale of other real estate owned	(9,326)	8,607
Tax benefit from exercise of stock option	-	1,724,074
Stock based compensation cost	345,424	-
Change in cash surrender value of life insurance	(437,381)	(419,286)
Servicing assets capitalization	(1,835,065)	(1,546,218)
Servicing assets amortization	1,453,338	1,072,258
Decrease in interest-only strip	274,192	1,363
Increase in accrued interest receivable	(2,820,784)	(2,296,544)
Increase in other assets	(827,177)	(2,584,757)
Dividends of FHLB Stock	(241,300)	(147,800)
Increase in accrued interest payable	4,630,914	1,908,520
Decrease in other liabilities	(1,791,276)	790,061

Net cash provided by operating activities	45,282,938	20,058,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits in other financial institutions	-	(386)
Purchases of investment securities available for sale	(48,934,543)	(96,873,454)
Purchases of investment securities held to maturity	-	(1,999,000)
Proceeds from matured securities and principal repayment (AFS)	20,868,151	55,406,809
Proceeds from principal repayment, matured or called securities (HTM)	2,236,771	6,396,512
Net increase in loans receivable	(249,571,090)	(169,215,370)
Proceeds from sale of other loans	10,490,470
Proceeds from sale of other real estate owned	108,145	299,593
Purchases of premises and equipment	(1,455,526)	(3,969,759)
Proceeds from redemption of FHLB stock	-	54,400
Purchases of FHLB stock	(1,015,300)	(1,646,700)
Purchases of Bank Owned Life Insurance	-	(3,000,000)
Proceeds from disposition of bank equipment	250	-
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	5,906,249	-

Net cash used in investing activities	(261,366,423)	(214,547,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	201,489,295	200,758,645
Increase in Federal Home Loan Bank borrowing	(41,000,000)	20,000,000
Payment of cash dividend	(4,038,231)	(2,286,269)
Increase in junior subordinated debentures	-	36,083,000
Tax benefit from exercise of stock options	899,249	-
Proceeds from exercise of stock options	359,832	428,546

Net cash provided by financing activities	157,710,145	254,983,922

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,373,340)	60,494,789

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	194,208,056	98,903,163

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,834,716	$159,397,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$41,635,781	$20,503,152
Income taxes paid	$17,202,211	$14,280,178
NONCASH INVESTING AND FINANCING ACTIVITIES
Cash dividend declared, but has not been paid	$1,458,303	$1,143,426
Transfer of loans to OREO	-	$464,600

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

Note 2. Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of September 30, 2006 and December 31, 2005, the related statements of operations and comprehensive income for the three months and nine months ended September 30, 2006 and 2005, and the statements of cash flows for the nine months ended September 30, 2006 and 2005. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 3. Earnings per Share and Stock Based Compensation

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Numerator: Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$8,818,377	$7,178,797	$25,056,369	$20,000,427
Denominator: Denominator for basic earnings per share: Weighted-average shares	29,137,027	28,580,640	28,922,416	28,528,499
Effect of dilutive securities: Stock option dilution	321,565	345,590	351,045	377,941
Denominator for diluted earnings per share: Adjusted weighted-average shares And assumed conversions	29,458,592	28,926,230	29,273,461	28,906,440
Basic earnings per share	$0.30	$0.25	$0.87	$0.70
Diluted earnings per share	$0.30	$0.25	$0.86	$0.69

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment, using the modified prospective method. Accordingly, prior-period amounts have not been restated. Had the Company determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to January 1, 2006, the Company’s results of operations and earnings per share would have been adjusted to the pro forma amounts for the periods indicated below:

	Three Months Ended September 30	Nine Months Ended September 30
	2005	2005
Net income - as reported	$7,178,797	$20,000,427
Add: Stock-based compensation expense included in the reported net income, net of tax	-	-
Deduct: Total stock-based compensation expense, determined using fair value method, net of tax	(40,974)	(106,539)
Pro forma net income	$7,137,823	$19,893,888
Earnings per share:
Basic - as reported	$0.25	$0.70
Basic - pro forma	$0.25	$0.70

Diluted - as reported	$0.25	$0.69
Diluted - pro forma	$0.25	$0.69

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $195,475 and $345,424 for the three months and nine months ended September 30, 2006, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effect on basic or diluted earnings per share was negligible. For the three months ended September, 2006 there was no cash provided by financing activities due to excess tax benefits from stock-based payment arrangements. But for the nine months ended September 30, 2006 cash provided by financing activities increased by $899,249.

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

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2006 is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual term	Value
			(in years)
Outstanding at January 1, 2006	810,952	$5.26
Granted	187,000	18.80
Exercised	(207,340)	1.74
Forfeited	(17,950)	14.60
Outstanding at September 30, 2006	772,662	$9.27	5.01	7,567,879

Options exercisable at September 30, 2006	497,702		4.28	7,013,520
Weighted average fair value of options granted during the period	$5.26

For the third quarter of 2006 and 2005, options to purchase 112,000 and 30,000 shares were granted, respectively. The weighted average fair value of options granted for the third quarter of 2006 and 2005 was $5.36 and $1.98, respectively. For the first nine-month periods of 2006 and 2005, 187,000 and 258,600 shares were granted, respectively. The weighted average fair value of options granted for the nine months ended September, 2006 and 2005 was $5.26 and $1.97, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life [1]	3.5 years	2 years	3.5 years	2 years
Expected volatility[2]	32.61%	25.3%	32.89%	24.53%
Expected dividend yield	1.04%	1.16%	1.06%	1.16%
Risk-free interest rate [3]	4.70%	3.25%	4.70%	2.82%

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.50 to $0.99	170,596	$0.62	0.53 years	170,596	$0.62
$1.00 to $1.99	61,120	1.39	4.22 years	61,120	1.39
$2.00 to $2.99	101,046	2.57	5.65 years	101,046	2.57
$3.00 to $4.99	52,000	4.53	6.84 years	52,000	4.53
$13.00 to $14.99	69,000	13.79	8.55 years	27,600	13.83
$15.00 to $16.99	131,900	15.21	8.45 years	57,940	15.22
$17.00 to $19.99	187,000	18.80	4.76 years	27,400	18.85
$0.50 to $19.99	772,662	$9.27	5.01 years	497,702	$4.95

1 The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
2 The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.
3 The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

During the three and nine months ended September 30, 2006 and 2005, activities related to stock options are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total intrinsic value of options exercised	$686,304	$-	$3,287,642	$6,115,604
Total fair value of options vested	$158,914	$43,288	$300,496	$201,337

As of September 30, 2006, total unrecognized compensation cost related to stock options amounted to $725,000. This cost is expected to be recognized over a weighted average period of 1.76 years.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2006	235,000	$1.19
Granted	187,000	5.26
Vested	(129,790)	2.32
Forfeited on unvested shares	(17,250)	2.20
Nonvested at September 30, 2006	274,960	$3.98

Note 4. Goodwill and Other Intangible Assets

Prior to the acquisition of Liberty Bank of New York in May 2006, the Company did not have any material intangible assets other than loan servicing rights. The loan servicing rights are subject to amortization and were $5,237,036 and $4,682,848 (net of $1,755,811 and $1,599,212 accumulated amortization, respectively) as of September 30, 2006 and 2005, respectively. Amortization expenses for servicing rights were $467,000 and $418,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,453,000 and $1,072,000 for the nine months ended September 30, 2006 and 2005, respectively. In connection with the acquisition of Liberty Bank of New York, the Company recorded core deposit intangibles and favorable lease intangibles. As of September 30, 2006, those intangible assets were $1,576,000 and $384,000, respectively, net of $64,000 and $46,000 accumulated amortizations, respectively. Amortization expenses for those intangible assets were $43,000 and $31,000 for the three months ended September 30, 2006 and $64,000 and $46,000 for the nine months ended September 30, 2006, respectively. We estimate the combined amortization expenses to be approximately $966,000 annually for the next five fiscal years. The acquisition also caused the Company to record goodwill valued at approximately $6.7 million, which is subject to annual impairment testing. The Company has selected December 31 as the annual testing date and there was no amortization that indicated impairment at September 30, 2006.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended September 30, 2006				Three Months Ended September 30, 2005
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$16,260	$716	$3,127	$20,103	$11,787	$838	$3,704	$16,326
Less provision for loan losses	1,582	1,111	107	2,800	712	3	535	1,250
Other operating income	3,205	368	3,735	7,308	2,360	509	2,257	5,126
Net revenue	17,883	(27)	6,755	24,611	13,432	1,344	5,426	20,202
Other operating expenses	9,316	240	979	10,535	6,924	196	1,240	8,360
Income before taxes	$8,567	$(267)	$5,776	$14,076	$6,508	$1,148	$4,186	$11,842
Business segment assets	$1,709,789	$52,270	$147,854	$1,909,913	$1,326,970	$53,793	$165,073	$1,545,836

(Dollars in Thousands)	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$46,566	$2,213	$8,041	$56,820	$32,917	$2,230	$9,787	$44,934
Less provision for loan losses	2,805	1,345	910	5,060	2,068	(201)	603	2,470
Other operating income	8,933	1,190	9,529	19,652	7,079	1,379	6,221	14,679
Net revenue	52,694	2,058	16,660	71,412	37,928	3,810	15,405	57,143
Other operating expenses	25,255	729	4,032	30,016	19,760	647	3,323	23,730
Income before taxes	$27,439	$1,329	$12,628	$41,396	$18,168	$3,163	$12,082	$33,413
Business segment assets	$1,709,789	$52,270	$147,854	$1,909,913	$1,326,970	$53,793	$165,073	$1,545,836

Note 6. Stock Option Plan

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of September 30, 2006, 772,662 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted before 2005 under the stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties. Commitments at September 30, 2006 are summarized as follows:

Commitments to extend credit	$136,323,368
Standby letters of credit	$4,215,761
Commercial letters of credit	$14,908,902

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

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in income taxes (FIN 48) which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “ more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date this Statements is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The Company is in the process of evaluating the impact that adoption of this statement will have on its results or financial condition.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the change occur through comprehensive income of the business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.

In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Management does not expect this guidance to have a material effect on our financial condition and results of operations.

Note 9. Business Combination

On May 19, 2006, the Company completed its acquisition of Liberty Bank of New York (“Liberty”), a commercial bank with about $66 million in assets and two branches in New York City, which was then immediately merged into Wilshire State Bank. The Company paid $8,592,407 in cash and issued an aggregate of 328,110 shares of its common stock to the former shareholders of Liberty in connection with the Company’s acquisition of all the outstanding capital stock of Liberty. The Company’s common stock was valued pursuant to the Stock Purchase Agreement at $18.0933 per share, the average of the daily closing prices of the Company’s common stock as reported on the Nasdaq National Market for the 20 consecutive trading days ending on the last business day prior to the closing. The aggregate purchase price of this business combination was $15,154,000, which included $625,000 of capitalized direct costs associated with this business combination in addition to the payment to the former Liberty shareholders of $14,529,000. The purchase price, as well as the fair values of assets and liabilities recorded, may change as certain estimates are finalized.

Certain restructuring costs, mainly consulting fees paid to third parties and severance payments to certain Liberty employees specified in the stock purchase agreement, were recognized as liabilities assumed in the business combination. Accordingly, they have been considered part of the purchase price of Liberty and recorded as an increase in the balance of goodwill. Such payments totaled $625,000 and consisted of $332,000 of legal and accounting consulting fees, $253,000 for severance payments, and $40,000 for miscellaneous items.

As of May 19, 2006, the fair value of the Liberty’s net assets acquired was as follows:

Assets:	(dollars in thousands)

Cash and due from banks	$2,423
Federal funds sold and other cash equivalents	12,700
Cash and cash equivalents	15,123

Securities available for sale	15,110
Loans receivable	25,657
Bank premises and equipment, net	631
Accrued interest receivable	282
Deferred income taxes	538
Other assets	274
Favorable lease intangible	429
Core deposit intangible	1,640
Goodwill	6,675

Total assets	$66,359

Liabilities:
Deposits:
Noninterest-bearing	$22,217
Interest-bearing
Savings	2,445
Time deposits of $100,000 or more	12,116
Other time deposits	5,191
Interest bearing demand deposit	8,528
Total deposits	50,497

Accrued interest payable	56
Other liabilities	420
Unfavorable lease intangible	232

Total liabilities	51,205

Total consideration paid	$15,154

The core-deposit intangibles are the sum of intangibles on different types of core deposits. The intangible for each type of core deposit is being amortized over its respective estimated useful life, which ranges from 94 to 126 months. The favorable lease intangible is being amortized for the remaining lease term of 41 months. None of the goodwill balance is expected to be deductible for income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2006 and 2005, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and nine months ended September 30, 2006 and 2005. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Dollars in thousands, except per share data)
	2006	2005	2006	2005
Net income	$8,818	$7,179	$25,056	$20,000
Net income per share, basic	0.30	0.25	0.87	0.70
Net income per share, diluted	0.30	0.25	0.86	0.69
Net interest income	20,103	16,326	56,820	44,934
Average balances:
Assets	1,893,185	1,468,264	1,790,659	1,391,433
Cash and cash equivalents	146,381	119,738	157,854	126,060
Investment debt securities	207,553	139,564	193,576	123,927
Net loans	1,460,959	1,145,588	1,369,249	1,086,350
Total deposits	1,633,097	1,247,913	1,530,630	1,182,330
Shareholders’ equity	138,454	104,974	128,346	98,923
Performance Ratios:
Annualized return on average assets	1.86%	1.96%	1.87%	1.92%
Annualized return on average equity	25.48%	27.35%	26.03%	26.96%
Net interest margin	4.59%	4.84%	4.57%	4.67%
Efficiency ratio[1]	38.43%	38.97%	39.25%	39.81%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.59%	9.71%
Tier 1 capital to risk-weighted assets	11.60%	11.66%
Total capital to risk-weighted assets	13.66%	14.81%

Period-end balances as of:	September 30, 2006	December 31, 2005	September 30, 2005
Total assets	$1,909,913	$1,666,273	$1,545,836
Investment securities	203,049	161,510	151,679
Total loans, net of unearned income	1,509,883	1,262,560	1,189,165
Total deposits	1,661,451	1,409,465	1,299,464
Junior subordinated debentures	61,547	61,547	61,547
FHLB borrowings	20,000	61,000	61,000
Shareholders’ equity	141,753	113,104	106,799
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.05%	0.03%	0.01%
Nonperforming loans to total loans	0.47%	0.20%	0.33%
Nonperforming assets to total loans and other real estate owned	0.49%	0.22%	0.34%
Allowance for loan losses to total loans	1.22%	1.11%	1.14%
Allowance for loan losses to nonperforming loans	259%	567%	344%

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

At September 30, 2006, we had approximately $1.91 billion in assets, $1.51 billion in total loans, and $1.66 billion in deposits. We have also expanded and diversified our business by focusing on the continued development of our commercial and consumer lending divisions.

As of May 19, 2006, we completed the acquisition of Liberty Bank of New York (“Liberty”) and its merger into Wilshire State Bank. With this acquisition, we added $66 million in total assets and two branches in New York City. We paid $14.5 million for this acquisition, which consisted of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $625,000 which we recognized as additional consideration in connection with this business combination.

Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 19 branch offices and seven loan production offices. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with $50,000,000 of trust preferred securities issued by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

Third Quarter 2006 Key Performance Indicators

We believe the following were key indicators of our performance during the third quarter of 2006:

•	Our total assets grew to $1.91 billion at the end of the third quarter of 2006, an increase of 14.62% from $1.67 billion at the end of 2005.

•	Our total deposits grew to $1.66 billion at the end of the third quarter of 2006, an increase of 17.88% from $1.41 billion at the end of 2005.

•	Our total loans grew to $1.51 billion at the end of the third quarter of 2006, an increase of 19.59% from $1.26 billion at the end of 2005.

•	Our ratio of total non-performing loans to total loans was 0.47%, increased from 0.20% at the end of 2005 and 0.33% a year ago.

•	Net interest income before provision for loan loss for the third quarter of 2006 increased by $3.8 million (23.1%) to $20.1 million, as compared with $16.3 million in the third quarter of 2005.

•	The net interest margin decreased to 4.59% in the third quarter of 2006, as compared with 4.84% in the third quarter of 2005.

•	Total noninterest income increased to $7.5 million in the third quarter of 2006, an increase of 45.94% from $5.1 million in the third quarter of 2005.

•
Total noninterest expense increased from $8.4 million in the third quarter of 2005 to $10.7 million in the third quarter of 2006, reflecting the expanded personnel and premises associated with our business growth, especially the market expansion into New York City.

•	Efficiency ratio for the third quarter of 2006 improved to 38.8% as compared with 39.0% in the year earlier.

These items, as well as other factors, contributed to the increase in net income for the third quarter of 2006 to $8.8 million, or $0.30 per diluted common share, as compared with $7.2 million, or $0.25 per diluted common share, in the third quarter of 2005.

2006 Outlook

As we look ahead to the remainder of 2006, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are still expanding.

We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. With our acquisition of Liberty in the second quarter of 2006, we added two branches in the New York metropolitan area and expanded our business into the East Coast market of the United States. Since May 19, 2006, our portfolio of loans in New York has grown by 77%, from $26 million to $46 million at the end of the third quarter of 2006. Deposit growth has exceeded our expectations as well, doubling to $100 million at the end of September 2006.

We will continue our focus on loan and deposit growth, while streamlining our operations so that our expenses grow more slowly than the overall growth of our business. Furthermore, we expect that our portfolio of unsecured business loans and consumer loans will continue to grow as a result of target-marketing efforts in these specific areas.

Our focus on net interest margin management will continue. We have generally been in an asset-sensitive position, meaning that more interest earning assets immediately re-price than interest-bearing liabilities. Although the interest repricing gap in our models indicate that our margin generally decreases in a declining interest-rate environment, we do not anticipate a major drop, if any, in our net interest margin because our rate-sensitivity position between assets and liabilities for the one-year timeframe is currently about neutral. We also believe that our continued marketing strategy for core deposits, complemented by our New York market expansion, will benefit our net interest margin going forward.

For the remainder of 2006, management will focus on the implementation of Wilshire’s marketing strategy into the newly acquired New York branches in addition to the above challenges and opportunities and other factors affecting the business results of the third quarter of 2006, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our significant accounting policies are described in greater detail in our 2005 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2006.

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

Average net loans increased by 27.5% to $1.46 billion in the third quarter of 2006, as compared with $1.15 billion in the same quarter of 2005 and average interest-earning assets increased by 29.7% to $1.75 billion in the third quarter of 2006, as compared with $1.35 billion in the same quarter of 2005.   Our average interest-bearing deposits also increased by 38.3% to $1.31 billion in the third quarter of 2006, as compared with $947.6 million in the same quarter of 2005. Although other borrowings decreased over the last 12 months (see “Financial Condition-Deposits and Other Sources of Funds” below), average interest-bearing liabilities increased by 34.3% to $1.41 billion in the third quarter of 2006, as compared with $1.05 billion in the same quarter of 2005.

The strong competition for customer deposits in our local market in the latter part of 2005 caused our cost of funds to increase more than the increase of our earning-asset yields. Our cost of funds increased by 1.52% (to 4.94% for the third quarter of 2006 from 3.42% for the prior year’s same quarter), more than the 1.07% increase in the earning-asset yields over the same time period.

The combined results of our growth and the interest rate increases were an increase in our net interest income. Net interest income increased by $3.8 million, or 23.14%, to $20.1 million in the third quarter of 2006 as compared with $16.3 million for the prior year’s same quarter. Although deposit rates typically adjust upwards slower than rates on our interest-earning assets, now that interest rates have leveled off, our cost of funds has continued to rise. As a result, our net interest margin and spread were under some pressure and decreased to 4.59% and 3.62%, respectively, in the third quarter of 2006, as compared with 4.84% and 4.07%, respectively, for the prior year’s same quarter.

For the first nine months of 2006, average interest-earning assets and average net loans increased to $1.8 billion and $1.4 billion, respectively, as compared with $1.4 billion and $1.1 billion for the prior year’s same period. For the first nine months of 2006, average interest-bearing liabilities and the average interest-bearing deposit portfolio also increased to $1.4 billion and $1.3 billion, respectively, as compared with $996.8 million and $900.8 million for the prior year’s same period. The average yields on interest-earning assets increased by 1.29% to 8.29% for the first nine months of 2006 from 7.00% for the prior year’s same period, while our cost of funds increased by 1.46% to 4.46% for the first nine months of 2006 from 3.00% for the prior year’s same period. The combined results of our growth and the interest rate increases were an increase in our net interest income. Net interest income increased by $11.9 million, or 26.45%, to $56.8 million in the first nine months of 2006 as compared with $44.9 million for the prior year’s same period. With the increase in the cost of funds higher than the increase of earning-asset yields over the past nine months, our net interest margin and spread was under some pressure and decreased to 4.57% and 3.65%, respectively, in the first nine months of 2006, as compared with 4.67% and 4.00%, respectively, for the prior year’s same period.

The following tables set forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended September 30,
	2006			2005
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets: Interest-earning assets:
Net loans[1]	$1,460,959	$33,995	9.31%	$1,145,588	$23,426	8.18%
Securities of U.S. government agencies	184,688	2,086	4.52%	133,224	1,214	3.64%
Other investment securities	22,865	271	4.73%	6,340	67	4.21%
Commercial paper	-	-	-	1,476	15	3.95%
Overnight investments	81,626	1,107	5.43%	56,865	505	3.55%
Money market preferred securities	-	-	-	6,706	52	3.10%
Interest-earning deposits	500	5	4.29%	-	-	-
Total interest-earning assets	1,750,638	37,464	8.56%	1,350,199	25,279	7.49%
Cash and due from banks	64,755			61,399
Other assets	77,792			56,666
Total assets	$1,893,185			$1,468,264
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$375,030	$4,078	4.35%	$230,776	$1,700	2.95%
Super NOW deposits	20,550	65	1.26%	21,823	50	0.92%
Savings deposits	25,856	95	1.47%	22,915	42	0.72%
Time certificates of deposit in denominations of $100,000 or more	726,287	9,652	5.32%	562,434	5,158	3.67%
Other time deposits	162,464	1,955	4.81%	109,603	879	3.21%
Total interest bearing deposits	1,310,187	15,845	4.84%	947,551	7,829	3.30%
Other borrowings	96,824	1,516	6.26%	99,772	1,124	4.51%
Total interest-bearing liabilities	1,407,011	17,361	4.94%	1,047,323	8,953	3.42%
Non-interest bearing deposits	322,911		3.88%	300,362
Other liabilities	24,809			15,605
Shareholders’ equity	138,454			104,974
Total liabilities and shareholders’ equity	$1,893,185			$1,468,264
Net interest income		$20,103			$16,326
Net interest spread[2]			3.62%			4.07%
Net interest margin[3]			4.59%			4.84%

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,561,000 and $1,393,000 for the quarters ended September 30, 2006 and 2005, respectively, and approximately $4,663,000 and $3,557,000 for the nine months ended September 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2006			2005
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield

Assets: Interest-earning assets:
Net loans[1]	$1,369,249	$93,271	9.08%	$1,086,350	$62,436	7.66%
Securities of U.S. government agencies	173,633	5,653	4.34%	118,059	3,054	3.45%
Other investment securities	19,942	706	4.72%	5,868	188	4.28%
Commercial paper	-	-	-	3,152	82	3.46%
Overnight investments	95,250	3,496	4.89%	65,186	1,477	3.02%
Money market preferred securities	-	-	-	5,051	109	2.88%
Interest-earning deposits	500	16	4.25%	-	1	-
Total interest-earning assets	1,658,574	103,142	8.29%	1,283,666	67,346	7.00%
Cash and due from banks	62,605			57,725
Other assets	69,480			50,042
Total assets	$1,790,659			$1,391,433
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	346,755	10,808	4.16%	233,910	4,508	2.57%
Super NOW deposits	21,235	188	1.18%	21,477	130	0.81%
Savings deposits	23,773	211	1.19%	23,345	127	0.72%
Time certificates of deposit in denominations of $100,000 or more	678,061	25,399	4.99%	512,576	12,335	3.21%
Other time deposits	153,336	5,137	4.47%	109,546	2,375	2.89%
Total interest bearing deposits	1,223,160	41,743	4.55%	900,854	19,475	2.88%
Other borrowings	107,937	4,579	5.66%	95,914	2,937	4.08%
Total interest-bearing liabilities	1,331,097	46,322	4.64%	996,768	22,412	3.00%
Non-interest bearing deposits	307,470		3.64%	281,476
Other liabilities	23,746			14,266
Shareholders’ equity	128,346			98,923
Total liabilities and shareholders’ equity	$1,790,659			$1,391,433
Net interest income		$56,820			$44,934
Net interest spread[2]			3.65%			4.00%
Net interest margin[3]			4.57%			4.67%

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,561,000 and $1,393,000 for the quarters ended September 30, 2006 and 2005, respectively, and approximately $4,663,000 and $3,557,000 for the nine months ended September 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2006 vs. 2005 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income: Net loans[1]	$7,041	3,528	$10,569	$18,019	$12,816	$30,835
Securities of U.S. government agencies	537	335	872	1,677	922	2,599
Other investment securities	195	9	204	496	22	518
Commercial paper	(15)	-	(15)	(82)	-	(82)
Overnight Investments	272	330	602	862	1,157	2,019
Money market preferred securities	(52)	-	(52)	(109)	-	(109)
Interest-earning deposits	5	-	5	16	-	16
Total interest income	7,983	4,202	12,185	20,879	14,917	35,796

Interest expense:
Money market deposits	1,350	1,028	2,378	2,764	3,536	6,300
Super NOW deposits	(3)	18	15	(1)	59	58
Savings deposits	6	47	53	2	82	84
Time certificates of deposit in denominations of $100,000 or more	1,768	2,726	4,494	4,796	8,268	13,064
Other time deposits	528	548	1,076	1,168	1,594	2,762
Other borrowings	(34)	426	392	403	1,239	1,642
Total interest expense	3,615	4,793	8,408	9,132	14,778	23,910

Change in net interest income	$4,368	$(591)	$3,777	$11,747	$139	$11,886

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which were presented as a component of other liabilities.

Although our proactive approaches in asset quality control, identifying problem loans in a timely manner and taking immediate actions on them, has helped us to maintain non-performing assets and net charge-offs at a relatively low level, our provision for loan losses generally increases as our loan portfolio grows.

The provision for loan losses increased to $2.80 million in the third quarter of 2006 from $1.25 million for the prior year’s same quarter to keep pace with the continued growth in our loan portfolio and an increase of non-performing loans (see “Nonperforming Assets” below for further discussion). The provision for loan losses in the first nine months of 2006 was $5.06 million, as compared with $2.47 million in the prior year’s same period. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Financial Condition-Allowance for Loan Losses” below.

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,561,000 and $1,393,000 for the quarters ended September 30, 2006 and 2005, respectively, and approximately $4,663,000 and $3,557,000 for the nine months ended September 30, 2006 and 2005, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Noninterest Income

Total noninterest income increased by 45.9% to $7.5 million in the third quarter of 2006 as compared with $5.1 million for the prior year’s same quarter, due mainly to the overall increase of various income sources. Noninterest income as a percentage of average assets also increased to 0.40% for the third quarter of 2006 from 0.35% for the prior year’s same period. For the first nine months of 2006, total noninterest income increased by 35.1% to $19.8 million or 1.11% of average assets, as compared with $14.7 million or 1.05% of average assets in the same period of 2005. We currently earn non-interest income from various sources, including an income stream provided by bank-owned life insurance, or BOLI, in the form of an increase in cash surrender value.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For Three Months Ended September 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,545	34.8%	$1,973	38.5%
Gain on sale of loans	3,455	47.3%	2,163	42.2%
Loan-related servicing income	538	7.4%	475	9.2%
Loan referral fee income	22	0.3%	-	-
SBA Loan packaging fee	112	1.5%	102	2.0%
Income from other earning assets	268	3.7%	224	4.4%
Other income	368	5.0%	189	3.7%
Total	$7,308	100.0%	$5,126	100.0%
Average assets	$1,893,185		$1,468,264
Noninterest income as a % of average assets		0.40%		0.35%

For Nine Months Ended September 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$7,141	36.3%	$5,508	37.5%
Gain on sale of loans	8,860	45.1%	5,675	38.7%
Loan-related servicing income	1,431	7.3%	1,606	11.0%
Loan referral fee income	70	0.4%	118	0.8%
SBA Loan packaging fee	346	1.8%	300	2.0%
Income from other earning assets	765	3.9%	636	4.3%
Other income	1,039	5.2%	836	5.7%
Total	$19,652	100.0%	$14,679	100.0%
Average assets	$1,790,659		$1,391,433
Noninterest income as a % of average assets		1.11%		1.05%

Our largest source of noninterest income for the third quarter of 2006 was the gain on the sale of loans, representing over 40% of our total noninterest income. It increased to $3.5 million and $8.9 million for the three months and nine months ended September 30, 2006 from $2.2 million and $5.7 million, respectively, for the prior year’s same periods. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. For the first nine-month period, SBA loan production levels were $130.9 million in 2006, up from $104.8 million in 2005. The gain on sale of the guaranteed portions of SBA loans accordingly increased to $2.1 million and $7.4 million for the three months and nine months ended September 30, 2006 as compared with $2.1 million and $5.4 million, respectively, for the prior year’s same periods. We also sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable income source since this unguaranteed portion is sold mainly for credit risk management purposes. We recognized a $1.2 million gain on sale of the unguaranteed portion of SBA loans in the third quarter of 2006, whereas we had no such gains in the same period of 2005. We also recognize noninterest income from the sale of residential mortgage loans. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sales of residential mortgage loans have become a stable noninterest income source, but gain on such sales decreased to $40,321 and $184,613, respectively, for the three months and nine months ended September 30, 2006 as compared with $86,000 and $300,000, respectively, for the prior year’s same periods due to the slowdown of the residential mortgage market.

Our second largest noninterest income source was service charge income on deposit accounts, generally representing about 35% of our total noninterest income. This income source increased by 28.9% to $2.5 million in the third quarter of 2006 and by 29.7% to $7.1 million in the first nine months of 2006 as compared with $2.0 million and $5.5 million, respectively, for the prior year’s same periods. Such increases were mainly caused by an increase in the number of transactional accounts over the past twelve months. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. This fee income increased to $538,000 in the third quarter of 2006 as compared with $475,000 in the prior year’s same quarter, but this fee income decreased to $1.4 million in the first nine months of 2006, as compared with $1.6 million for the prior year’s same period. Such decrease was mainly caused by the significant reversals of servicing rights on sold SBA loans which were paid off before their maturities. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing, and charged by the monthly amortization of servicing rights that we capitalize upon sale of the related loans. Such servicing rights are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing rights are fully amortized. For the first nine months of 2006, $1.1 million of servicing assets were charged back to this income account by the early pay-offs as compared to $833,000 for the prior year’s same period. Considering our continued expansion of SBA activities (the servicing loan portfolio increased to $321.0 million at September 30, 2006 from $262.5 million a year ago), management believes that this income should continue to increase as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. There was $22,000 of referral fee income in the third quarter of 2006, while there was no such income in the prior year’s same quarter. For the nine months ended September 30, 2006, the referral fee income was $70,000, as compared with $118,000 for the prior year’s same period. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

SBA loan packaging fee income represents charges to borrowers for SBA loan processing. This fee income generally grows as our level of SBA loan production increases. This fee income slightly increased to $112,000 and $346,000, respectively, in the third quarter and the first nine-month period of 2006, as compared with $102,000 and $300,000, respectively, for the prior year’s same periods.

Income from other earning assets represents income from earning assets other than interest-earning assets, such as dividend income from Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of BOLI. This income increased to $268,000 and $765,000, respectively, in the third quarter and the first nine-month period of 2006 as compared with $224,000 and $636,000, respectively, for the prior year’s same periods. These increases were primarily attributable to an additional purchase of $3 million in BOLI in the third quarter of 2005 and the increased acquisition of FHLB stock during the past twelve months.

Other income represents income from miscellaneous sources, such as check book sales income and recoveries of operating losses, and generally increases as our business activities grow. Other income increased to $368,000 and $1.0 million, respectively, in the third quarter and the first nine-month period of 2006 as compared with $189,000 and $836,000 for the prior year’s same periods.

Noninterest Expense

Total noninterest expense increased to $10.7 million and $30.2 million for the three months and nine months ended September 30, 2006, respectively, as compared with $8.4 million and $23.7 million in the prior year’s same periods, representing an increase of 28.1% and 27.2%, respectively. These increases can be attributed to the expanded personnel and premises associated with our business growth and marketing activities in newly expanded markets and the increase was especially significant after the second quarter of 2006 because of expenses we incurred for the New York market expansion. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets decreased to 1.69% for the first nine month of 2006 from 1.71% in the same period of 2005. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency. We managed to maintain our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) at a relatively low level. Our efficiency ratio was stable at 38.8% and 39.4% for the three months and nine months ended September 30, 2006 as compared with 39.0% and 39.8%, respectively, in the prior year’s same periods.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expenses
(Dollars in thousands)

For the Quarter Ended September 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$6,327	60.1%	$4,924	58.9%
Occupancy and equipment	1,257	11.9%	893	10.7%
Data processing	675	6.4%	474	5.6%
Loan referral fee	327	3.1%	344	4.1%
Professional fees	343	3.3%	79	0.9%
Directors’ fees	148	1.4%	131	1.6%
Office supplies	171	1.6%	236	2.8%
Other real estate owned	1	0.0%	-	-
Advertising	401	3.8%	164	2.0%
Communications	107	1.0%	123	1.5%
Deposit insurance premium	48	0.4%	38	0.5%
Outsourced service for customers	301	2.9%	415	4.9%
Amortization of intangible	75	0.7%	-	-
Investor relation expenses	60	0.6%	4	0.1%
Other operating	293	2.8%	535	6.0%
Total	$10,535	100.0%	$8,360	100.0%
Average assets	$1,893,185		$1,468,264
Noninterest expenses as a % of average assets		0.56%		0.57%

For the Nine months Ended September 30,	2006		2005
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$17,548	58.5%	$13,617	57.4%
Occupancy and equipment	3,225	10.7%	2,496	10.5%
Data processing	1,830	6.1%	1,432	6.0%
Loan referral fee	1,270	4.2%	913	3.8%
Professional fees	835	2.8%	633	2.7%
Directors’ fees	394	1.3%	368	1.6%
Office supplies	482	1.6%	478	2.0%
Other real estate owned	13	0.0%	-	-
Advertising and promotional expenses	959	3.2%	552	2.3%
Communications	340	1.1%	330	1.4%
Deposit insurance premium	138	0.5%	114	0.5%
Outsourced service for customers	932	3.1%	1,072	4.5%
Amortization of intangible	110	0.4%	-	-
Investor relation expenses	170	0.6%	233	1.0%
Other operating	1,769	5.9%	1,492	6.3%
Total	$30,016	100.0%	$23,730	100.0%
Average assets	$1,790,659		$1,391,433
Noninterest expenses as a % of average assets		1.68%		1.71%

Salaries and employee benefits usually represent more than half of our total noninterest expenses. For the three months and nine months ended September 30, 2006, salaries and employee benefits totaled $6.3 million and $17.5 million, respectively, as compared with $4.9 million and $13.6 million for the prior year’s same periods, representing an increase of 28.5% and 28.9%, respectively, from the comparable periods. Such increases were the result of our new office openings, especially for the two New York branches, and significant asset growth in the past 12 months that increased the number of full-time equivalent employees to 326 in September 2006 from 278 a year ago. However, our efforts to promote efficient operations increased assets per employee to $5.9 million at September 30, 2006 from $5.6 million at September 30, 2005.

Occupancy and equipment expenses represent approximately 10% of total non-interest expenses. These expenses increased by 29.2% to $3.2 million for the nine months ended September 30, 2006 as compared with $2.5 million for the prior year’s same period, due to the expansion of our office network. Such expenses for the third quarter of 2006 were $1.2 million, representing an increase (40.8%) from $893,000 in the prior year’s same quarter, due mainly to the lease expenses for our two New York branches.

Data processing expenses represent approximately 6% of total non-interest expenses. These expenses for the nine months ended September 30, 2006 increased by 27.8% to $1.8 million as compared with $1.4 million for the prior year’s same period, due to the general growth of our business. Such expenses increased by 42.5% to $675,000 in the third quarter of 2006 as compared with $474,000 in the prior year’s same quarter, due mainly to additional expenses incurred in servicing our two New York branches.

Loan referral fees are paid to brokers who refer loans to us, which are mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level. Our SBA loans production for the first nine month period of 2006 increased to $130.9 million as compared to $104.8 million in the prior year’s same period and referral fees accordingly increased to $1.3 million from $913,000. Since our SBA loan production in the third quarter was $36 million which was lower than the $49 million a year ago, loan referral fee expenses in the third quarter of 2006 accordingly decreased to $327,000 from $344,000 in the prior year’s same quarter.

Professional fees for the nine month period of 2006 increased by 31.9% to $835,000 as compared with $633,000 in the prior year’s same period. Professional fees generally increased as we addressed the enhanced SEC regulations and Nasdaq corporate governance requirements as well as the regulations in various states where our business is expanding. We expect that expenditures in this area will continue to be significant. We recognize these expenses by the monthly accruals determined by our annual cost estimates on various projects, such as the annual audit engagement and SEC related legal services. These expenses in a specific quarter may fluctuate to reflect our adjustments necessary for the changes of such annual cost estimates. Professional fees were $343,000 and $79,000, respectively, in the third quarter of 2006 and 2005.

Advertising and promotional expenses significantly increased to $401,000 and $959,000 for the three months and nine months ended September 30, 2006, respectively, as compared with $164,000 and $552,000 for the prior year’s same periods. These increases can be attributed to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially for the newly acquired New York branches.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due to the reduction of such services, these expenses slightly decreased to $301,000 and $932,000 for the three months and nine months ended September 30, 2006, respectively, as compared with $415,000 and $1.1 million for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as Nasdaq listing fees, fees for an outside investor relations company and various promotional material costs. For the first nine months of 2006, such expenses decreased to $170,000 from $233,000 in the same period of 2005, due mainly to the additional Nasdaq listing fees for additional shares issued in connection with the December 2004 stock split expensed in early 2005. We recognize these expenses by the monthly accruals on the basis of our annual cost estimates on various projects, such as the annual Nasdaq listing fees and investor relations. These expenses in a specific quarter may fluctuate to reflect our adjustments necessary for the changes of such annual cost estimates. These expenses were $60,000 and $4,000, respectively, in the third quarter of 2006 and 2005.

Noninterest expenses other than the categories specifically addressed above, such as office supplies and communication expenses generally increase as our business activities grow. These expenses decreased to $767,000 in the third quarter of 2006 from $1.1 million in the prior year’s same quarter. Such decrease was attributable to the recovery ($406,000) of impairment valuation allowance of servicing assets which offsets the general increases in these areas. An impairment valuation allowance is recorded when the fair value is below the carrying amount. A recovery of the impairment allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. For the first nine month period of 2006 and 2005, these expenses were $3.1 million and $2.8 million, respectively.

Generally, noninterest expenses have increased in recent years as a result of our rapid asset growth and the expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. We anticipate that noninterest expenses will continue to increase as our business continues to grow. However, we remain committed to cost control and operational efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

For the quarter ended September 30, 2006, we made a provision for income taxes of $5.3 million on pretax net income of $14.1 million, representing an effective tax rate of 37.4%, as compared with a provision for income taxes of $4.7 million on pretax net income of $11.8 million, representing an effective tax rate of 39.4%, for the same quarter of 2005. For the first nine months of 2006, we made a provision for income taxes of $16.3 million on pretax net income of $41.4 million, representing an effective tax rate of 39.5%, as compared with a provision for income taxes of $13.4 million on pretax net income of $33.4 million, representing an effective tax rate of 40.1%, for the same period of 2005.

The effective tax rates for the three months and nine months ended September 30, 2006 were slightly lower than those for the prior year’s same periods, due mainly to the effect of the 2005 tax liability true-up. We filed our 2005 income tax returns in the third quarter of 2006 and the actual income tax liability on the 2005 return decreased by approximately $400,000 from the provision we recognized in 2005. Our effective tax rates are generally one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At September 30, 2006 and December 31, 2005, we had net deferred tax assets of $9.5 million and $8.1 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans, net of unearned income, increased by $247.3 million, or 14.6%, to $1.51 billion at September 30, 2006, as compared with $1.26 billion at December 31, 2005. Total loans, net of unearned income, as a percentage of total assets as of September 30, 2006 and December 31, 2005 were 79.1% and 75.8%, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.16 billion and $1.01 billion as of September 30, 2006 and December 31, 2005, respectively. The real estate secured loans as a percentage of total loans were 76.7% and 80.1% at September 30, 2006 and December 31, 2005, respectively. The composition of real estate secured loans has increased due mainly to the robust California real estate market in the past few years, but lowered somewhat in 2006 due mainly to our marketing strategy targeted for the relationship-based accounts, such as unsecured business and commercial loans. Since 2003, we have been actively involved in residential mortgage lending. We offer traditional and non-traditional mortgage products such as option ARM (Adjustable Rate Mortgage) and interest only programs. However, we predominantly sell our non-traditional loans to secondary markets and retain a fraction of conventional mortgages on our books. Our mortgage loan portfolio outstanding was $43.3 million at December 31, 2005 and $42.3 million at September 30, 2006. We have deemed its effect on our credit risk profile to be immaterial. Non-traditional mortgage loans retained at the same periods were $8.0 million and $9.0 million respectively, including some pending transfers to secondary markets.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at September 30, 2006 increased to $260.1 million, as compared with $190.8 million at December 31, 2005. Commercial and industrial loans as a percentage of total loans also increased to 17.2% at September 30, 2006, from 15.1% at December 31, 2005. Such increase was mainly caused by our marketing strategy targeted for the relationship-based accounts, such as unsecured business and commercial loans.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. However, in 2003, we initiated a business plan to increase our consumer loan portfolio, and introduced an Auto Loan Center. Consumer loans continue to increase since we initiated the program. The outstanding portfolio was $42.9 million at December 31, 2005 and $52.3 million at September 30, 2006. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

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

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding (Dollars in Thousands)
	September 30, 2006	December 31, 2005
Construction	$39,519	$17,366
Real estate secured	1,157,965	1,011,513
Commercial and industrial	260,102	190,796
Consumer	52,297	42,885
Total loans, excluding unearned income	$1,509,883	$1,262,560
Participation loans sold and serviced by the Company	$329,195	$273,876
Construction	2.6%	1.4%
Real estate secured	76.7%	80.1%
Commercial and industrial	17.2%	15.1%
Consumer	3.5%	3.4%
Total loans, excluding unearned income	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of September 30, 2006. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $7.8 million and includes unearned income and deferred fees totaling $10.7 million at September 30, 2006:

Loan Maturities and Repricing Schedule

	At September 30, 2006
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$36,157	$0	$0	$36,157
Real estate secured	914,559	199,087	44,590	1,158,236
Commercial and industrial	258,006	5,299	3,330	266,635
Consumer	23,846	27,603	268	51,717
Total loans, net of unearned income	$1,232,568	$231,989	$48,188	$1,512,745
Loans with variable (floating) interest rates	$1,163,015	$29,333	$720	$1,193,068
Loans with predetermined (fixed) interest rates	$66,765	$202,657	$47,468	316,890

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

Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of nonperforming loans prior to 2006. However, the general economic condition of the United States as well as the local economies in which we do business has seen a slowdown as the housing sector has cooled in the third quarter of 2006 and the transition to below-trend GDP growth has started. This transition of the economy affected our borrowers’ strength and our nonperforming loans increased to $7.1 million at September 30, 2006, as compared with $2.5 million and $3.9 million at December 31, 2005 and September 30, 2005, respectively. The nonperforming loans as a percentage of total loans also increased to 0.47% at September 30, 2006, as compared with 0.20% and 0.33% at December 31, 2005 and September 30, 2005, respectively. Although nonperforming loans have increased in 2006, they remain manageable and we do not anticipate any significant losses because a majority of the increase was caused by two borrowers who recently experienced business deterioration. Such nonperforming loans were adequately protected with the underlying collaterals and reserves we provided as of September 30, 2006. We acquired three OREOs in 2005, totaling $294,000 at the end of 2005, and we subsequently sold one of them at a small profit. As of September 30, 2006, we possessed a residential property and a commercial property as OREO and their combined book value was $242,000.

We believe that our reserve for nonperforming loans, together with tangible collateral, was adequate as of September 30, 2006. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of September 30, 2006, we were not aware of any material credit problems of borrowers that would cause us to have serious doubts about the ability of a borrower to comply with present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)
	September 30, 2006	December 31, 2005	September 30, 2005

Nonaccrual loans: [1]
Real estate secured	$3,122	$1,171	$2,877
Commercial and industrial	2,058	341	614
Consumer	580	292	106
Total	5,760	1,804	3,597
Loans 90 days or more past due (as to principal or interest) and still accruing:
Construction	-	-	-
Real estate secured	761	553	315
Commercial and industrial	520	111	9
Consumer	56	-	19
Total	1,337	664	343
Restructured loans: [2]
Real estate secured	-	-	-
Commercial and industrial	-	-	-
Consumer	-	-	-
Total	-	-	-
Total nonperforming loans	7,097	2,469	3,940
Other real estate owned	242	294	156
Total nonperforming assets	$7,339	$2,763	$4,096

Nonperforming loans as a % of total loans	0.47%	0.20%	0.33%
Nonperforming assets as a % of total loans and OREO	0.49%	0.22%	0.34%
Allowance for loan losses as a % of nonperforming loans	259.51%	567.15%	343.91%

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

With the economic transition addressed in “Nonperforming Assets” above, the net charge-offs in 2006 increased to $707,000 and $892,000, respectively, in the third quarter and the first nine month period of 2006, respectively, as compared to net charge-offs of $90,000 and net recoveries of $59,000, in the third quarter and first nine-month period of 2005, respectively. In order to keep pace with the increase of charge-offs and nonperforming loans, as well as the growth of our loan portfolio, we increased our allowance for loan losses by $4.4 million, or 31.6%, to $18.4 million at September 30, 2006 as compared with $14.0 million at December 31, 2005. Our allowance for loan losses was $13.6 million at September 30, 2005. Although we believe the allowance at September 30, 2006 is adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

_______________________
1 During the three months ended September 30, 2006, no interest income related to these loans was included in net income. Additional interest income of approximately $346,000 would have been recorded during the three months ended September 30, 2006, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended September 30, 2006 or, if not outstanding throughout the three months ended September 30, 2006, since origination..
2 A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

As of September 30, 2006 and December 31, 2005, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows:

Phase of Methodology	As of:	As of:
	September 30, 2006	December 31, 2005
Specific review of individual loans	$1,279,213	$392,380
Review of pools of loans with similar characteristics	14,018,357	11,345,551
Judgmental estimate based on various subjective factors	3,119,629	2,261,371
Total allowance for loan losses	$18,417,199	$13,999,302

The table below summarizes, for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:
	Distribution and Percentage Composition of Allowance for Loan Losses (Dollars in thousands)
Balance as of	September 30, 2006			December 31, 2005
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$249	$36,158	0.69%	$152	$15,322
Real estate secured	9,156	1,162,640	0.79%	9,751	1,015,055	0.96%
Commercial and industrial	8,034	269,563	2.98%	3,742	199,581	1.87%
Consumer	978	52,297	1.87%	354	42,885	0.83%
Total Allowance	$18,417	$1,520,658	1.21%	$13,999	$1,272,843	1.10%

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in Thousands)

As of and for the period of	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
Balances:
Average total loans outstanding during period	$1,477,773	$1,158,245	$1,384,858	$1,098,404
Total loans (net of unearned income)	1,509,883	1,189,165	$1,509,883	1,189,165
Allowance for loan losses:
Balances at beginning of period	16,358	12,450	13,999	11,111
Actual charge-offs:
Real estate secured	131	86	138	110
Commercial and industrial	321	114	669	264
Consumer	263	-	382	52
Total charge-offs	715	200	1,189	426
Recoveries on loans previously charged off:
Real estate secured	-	-	145	24
Commercial and industrial	8	101	146	426
Consumer	1	9	5	35
Total recoveries	9	110	297	485
Net charge-offs (net recoveries)	706	90	892	(59)
Allowance for loan losses acquired in acquisition	-	-	601	-
Provision for loan losses	2,800	1250	5,060	2,470
Less: provision for off-balance sheet credit losses	35	59	351	89
Balances at end of period	$18,417	$13,551	$18,417	$13,551
Ratios:
Net charge-offs (net recoveries) to average total loans	0.05%	0.01%	0.06%	(0.01%)
Allowance for loan losses to total loans at period-end	1.22%	1.14%	1.22%	1.14%
Net charge-offs (net recoveries) to allowance for loan losses	3.84%	0.67%	4.85%	(0.43%)
Net charge-offs (net recoveries) to provision for loan losses	25.24%	7.24%	17.64%	(2.37%)

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2006:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$-	$20,950	$-	$-	$20,950
Junior subordinated debentures	4,491	6,487	1,788	61,547	74,313
Operating leases	2,562	4,544	2,299	2,447	11,852
Time deposits	952,039	7,031	7	13	959,090
Total	$959,092	$39,012	$4,094	$64,007	$1,066,205

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets. As of September 30, 2006 and December 31, 2005, we had commitments to extend credit of $136.3 million and $104.3 million, respectively. Obligations under standby letters of credit were $4.2 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively, and our obligations under commercial letters of credit were $14.9 million and $11.4 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2006 and December 31, 2005, we had $65 million and $126 million, respectively, in federal funds sold and repurchase agreements, and $500,000 at each of September 30, 2006 and December 31, 2005 in interest-bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of September 30, 2006		As of December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$17,999	$17,779	$19,993	$19,684
Collateralized mortgage obligation.	206	189	248	229
Municipal securities	2,425	2,414	2,619	2,598

Available for Sale:
Securities of government sponsored enterprises	108,762	108,235	77,882	76,981
Mortgage backed securities	22,885	22,709	23,451	23,158
Collateralized mortgage obligation	30,799	30,427	26,302	25,870
Corporate securities	13,452	13,334	8,132	8,047
Municipal securities	7,725	7,713	4,661	4,594

Total investment securities	$204,253	$202,800	$163,288	$161,161

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at September 30, 2006:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity: Securities of government sponsored enterprises	$3,999	3.70%	$12,000	4.10%	2,000	3.97%	-	-	$17,999	4.00%
Mortgage backed securities	-	-	206	3.97%	-	-	-	-	206	3.97%
Municipal securities	2,000	4.03%	425	4.12%	-	-	-	-	2,425	4.05%

Available-for-sale: Securities of government sponsored enterprises	44,774	4.20%	61,506	4.68%	1,955	4.17%	-	-	108,235	4.47%
Mortgage backed securities	12,632	4.50%	7,750	4.51%	-	-	2,328	5.94%	22,710	4.65%
Collateralized mortgage obligation	-	-	30,427	5.06%	-	-	-	-	30,427	5.06%
Corporate securities	6,328	4.97%	5,081	5.58%	1,925	4.46%	-	-	13,334	5.13%
Municipal securities	-	-	397	3.66%	2,257	3.72%	5,059	4.06%	7,713	3.94%
Total investment securities	$69,733	4.29%	$117,792	4.74%	$8,137	4.07%	7,387	4.66%	$203,049	4.56%

Our investment securities holdings increased by $41.5 million, or 25.7%, to $203.0 million at September 30, 2006, compared to holdings of $161.5 million at December 31, 2005. Total investment securities as a percentage of total assets were 10.6% and 9.8% at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, investment securities having a carrying value of $157.2 million were pledged to secure certain deposits.

As of September 30, 2006, held-to-maturity securities, which are carried at their amortized costs, decreased to $20.6 million from $22.9 million at December 31, 2005. Available-for-sale securities, which are stated at their fair market values, increased to $182.4 million at September 30, 2006 from $138.7 million at December 31, 2005. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006 and December 31, 2005:

As of September 30, 2006					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$27,885	$(101)	$75,256	$(706)	$103,141	$(807)
Collateralized mortgage obligations	15,504	(121)	10,213	(292)	25,717	(412)
Mortgage backed securities	2,249	(12)	10,703	(243)	12,952	(255)
Corporate securities	5,082	(36)	2,915	(82)	7,997	(118)
Municipal securities	1,609	(29)	4,153	(43)	5,762	(73)
	$52,329	$(299)	$103,240	$(1,366)	$155,569	$(1,665)

As of December 31, 2005					(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligations	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage-backed securities	8,632	(136)	8,075	(185)	16,707	(321)
Corporate securities	982	(17)	1,926	(68)	2,908	(85)
Municipal securities	5,553	(89)	-	-	5,553	(89)
	$82,518	$(1,035)	$54,453	$(1,121)	$136,971	$(2,156)

As of September 30, 2006, the total unrealized losses less than 12 months old were $299,000, and total unrealized losses more than 12 months old were $1.37 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $52.3 million at September 30, 2006, and those with unrealized losses more than 12 months old were $103.2 million. As of December 31, 2005, the total unrealized losses less than 12 months old were $1.0 million and total unrealized losses more than 12 months old were $1.1 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $82.5 million at December 31, 2005, and those with unrealized losses more than 12 months old were $54.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2006, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2006, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

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

In 2006, we committed to invest an additional $1 million, $2 million, and $3 million, respectively, in WNC Institutional Tax Credit Fund XXI to promote our CRA activities in the Dallas, Texas assessment area, WNC Institutional Tax Credit Fund X New York Series 7 to promote our CRA activities in the New York, New York assessment area, and WNC Institutional Tax Credit Fund X California Series 6 to promote our CRA activities in the Los Angeles, California assessment area.

The balances of other earning assets as of September 30, 2006 and December 31, 2005 were as follows:

Type	Balance as of September 30, 2006	Balance as of December 31, 2005
BOLI	$15,536,151	$15,099,000
LIHTCF	$3,750,688	$2,350,000
Federal Home Loan Bank Stock	$7,438,300	$6,182,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at September 30, 2006 and December 31, 2005 were $1.67 billion and $1.41 billion, respectively, representing an increase of $255.7 million, or 18.13%, over the first nine-month period of 2006.

In 2005, our niche market depositors’ preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Despite our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits over the average total deposits in the third quarter of 2006 was 54.4%, slightly increased from 53.9% for the prior year’s same quarter. We believe that our regional diversification into the Texas and New York markets together with our efforts building up the core-deposit foundation will reduce our level of time deposit reliance going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter and the first nine months of 2006 increased to 5.32% and 4.99%, respectively, as compared with 3.67% and 3.21%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:
	September 30, 2006		December 31, 2005		September 30, 2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, noninterest-bearing	$322,910		$286,966		$300,362
Money market	375,030	4.35%	247,313	2.93%	230,776	2.95%
Super NOW	20,550	1.26%	21,446	0.87%	21,823	0.92%
Savings	25,856	1.47%	22,878	0.73%	22,915	0.72%
Time certificates of deposit in denominations of $100,000 or more	726,287	5.32%	532,207	3.49%	562,434	3.67%
Other time deposits	162,464	4.81%	116,698	3.20%	109,603	3.21%
Total deposits	$1,633,097	3.88%	$1,227,508	2.44%	$1,247,913	2.51%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2006 were as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2006
(Dollars in Thousands)
Three months or less	$378,540
Over three months through six months	205,382
Over six months through twelve months	180,301
Over twelve months	2,728
Total	$766,951

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at September 30, 2006 and December 31, 2005.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $5.5 million at September 30, 2006 from $23 million at December 31, 2005 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of our FHLB borrowings for the quarters indicated:

For the Quarter ended (Dollars in Thousands)	September 30, 2006	December 31, 2005
Balance at quarter-end	$20,000	$61,000
Average balance during the quarter	$35,163	$56,151
Maximum amount outstanding at any month-end	$45,000	$61,000
Average interest rate during the quarter	4.01%	3.13%
Average interest rate at quarter-end	3.68%	3.51%

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

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.47% at September 30, 2006, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.24% at September 30, 2006, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.18% at September 30, 2006, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

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

Under the final rule, as of September 30, 2006, Wilshire Bancorp would have been able to count $47.5 million of total trust preferred securities as Tier 1 capital, leaving $2.5 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at September 30, 2006 and December 31, 2005 totaled approximately $322.2 million and $355.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 16.9% and 21.3% at September 30, 2006 and December 31, 2005, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 50% of borrowing capacity, as such borrowing does not qualify as core funds. As of September 30, 2006, our borrowing capacity from the FHLB was about $419.6 million and the outstanding balance was $20 million, or approximately 4.77% of our borrowing capacity. As of September 30, 2006, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

At September 30, 2006, total shareholders’ equity increased by $28.7 million, after declaring cash dividends of $4.4 million, to $141.8 million from $113.1 million at December 31, 2005. Such additional capital was primarily derived from internally generated operating income ($25.1 million) and the additional shares issued in connection with the Liberty Bank acquisition ($5.9 million). Our equity also increased by the share-based compensation and other comprehensive income.

As of September 30, 2006, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

			Actual ratios for the Company as of:
Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	September 30, 2006	December 31, 2005	September 30, 2005

Total capital to risk-weighted assets	10%	8%	13.66%	14.41%	14.81%
Tier I capital to risk-weighted assets	6%	4%	11.60%	11.60%	11.66%
Tier I capital to adjusted average assets	5%	4%	9.59%	9.39%	9.71%

			Actual ratios for the Bank as of:
Wilshire State Bank	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	September 30, 2006	December 31, 2005	September 30, 2005

Total capital to risk-weighted assets	10%	8%	13.33%	13.05%	13.24%
Tier I capital to risk-weighted assets	6%	4%	11.44%	11.15%	11.25%
Tier I capital to adjusted average assets	5%	4%	9.46%	9.04%	9.36%

For the regulatory capital ratio computation purpose, we considered the Junior Subordinated Debentures of $61.5 million, which consists of $51.5 million issued by the Company in connection with the issuance of $50 million trust preferred securities and $10 million issued by the Bank. As of December 31, 2005, Wilshire Bancorp accounted for $38.0 million of such securities as Tier 1 capital, leaving $12.0 million, as Tier 2 capital. As of September 30, 2006, the portion qualified for Tier 1 capital increased to $47.5 million, reducing the portion for Tier 2 capital to $2.5 million. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Board delegates responsibility for market risk management to the Asset & Liability Management (“ALM”) Committee, which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, our ALM committee may direct changes in the mix of assets and liabilities. To that end, we actively monitor and manage interest rate risk exposures.

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

The significant balance of noninterest bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of loans and investment securities and deposits available to be repriced within one year. At September 30, 2006, our position appeared balanced for a one-year timeframe with a negligible liability-sensitive cumulative gap (minus 0.98 % of average interest-earning assets). We do not anticipate a major change in our net interest margin as we expect such repricing gap to be eliminated within a year.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALM committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments accounting for significant variables, which are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario. The ALM policy prescribes that for the worst possible rate decreasing scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 20.4% positive gap for the three-month timeframe. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2006
	Amounts Subject to Repricing Within
Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,169,654	$62,914	$231,989	$48,188	$1,512,745
Investment securities	30,863	38,870	117,792	15,524	203,049
Federal funds sold and cash equivalents agreement to resell	65,003	-	-	-	65,003
Interest-earning deposits	500	-	-	-	500
Total	$1,266,020	$101,784	$349,781	$63,712	$1,781,297

Interest-bearing liabilities:
Savings deposits	28,538	-	-	-	28,538
Time deposits of $100,000 or more	381,113	383,110	2,728	-	766,951
Other time deposits	59,681	97,088	4,178	11	160,958
Other interest-bearing deposits	389,563	-	-	-	389,563
Other borrowings demand deposits	-	-	20,000	-	20,000
Subordinated debentures	46,083	-	15,464	-	61,547
Total	$904,978	$480,198	$42,370	$11	$1,427,557

Interest rate sensitivity gap	$361,041	($ 378,414)	$307,412	$63,701	$353,740
Cumulative interest rate sensitivity gap	$361,041	($ 17,373)	$290,039	$353,740
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	20,38%	(0.98%)	16.37%	19.96%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2006. All assets presented in this table are held-to-maturity or available-for-sale. At September 30, 2006, we had no trading securities:

(Dollars in Thousands)

Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	115,446	16.0%	292,475	8.0%
+100	107,076	7.6%	283,174	4.5%
0	99,549	-	270,867	-
-100	96,839	-2.7%	253,266	-6.5%
-200	89,026	-10.6%	232,091	-14.3%

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

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit the purchase of rate caps and floors, and engage in interest rate swaps, although we are not currently engaged in any of these activities.

Item 4.	Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

1 Excludes the gross amount of non-accrual loans of approximately $7.3 million at September 30, 2006.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WILSHIRE BANCORP, INC.

Date: November 9, 2006	By:	/s/ Brian E. Cho
Brian E. Cho Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)