Form 10-K
period 2006-12-31
WILSHIRE BANCORP INC
filed 2007-03-16
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The number of shares of Common Stock of the registrant outstanding as of February 28, 2007 was 29,368,016.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $308 million (computed based on the closing sale price of the common stock at $18.02 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as “we,” “us,” “our” or “Wilshire Bancorp”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report, including under the section entitled “Risk Factors.”

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

PART I

Item 1. Business

General

Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank (the “Bank”). Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 18 full-service Bank branch offices in Southern California, Texas, and the greater New York City metropolitan area. We also have 7 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Virginia, Washington, Texas, Nevada, Colorado, and California.

The Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended (the “FDI Act”). Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2006, we had approximately $2.01 billion in assets, $1.56 billion in total loans and $1.75 billion in deposits.

We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by other minority groups. Our branches in Huntington Park and Garden Grove are located in predominantly Hispanic and Vietnamese communities, respectively. Our client base reflects the multi-ethnic composition of these communities.

To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the language of our customers assists us in tailoring products and services for our customers’ needs.

Available Information

We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations component of our website, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition to our SEC filings, our Code of Professional Conduct and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Over the past few years, our network of branches and loan production offices has been expanded geographically. We currently maintain eighteen branch offices and seven loan production offices. We previously expanded into Texas by converting our loan production office in Dallas, Texas into a full service branch office. In May 2006, we acquired Liberty Bank of New York (“Liberty Bank”), adding two branch offices in the greater New York City metropolitan area. In 2006, we also opened one new branch office in Rancho Cucamonga, California, and opened one loan production office in Annandale, Virginia; both areas complement our multi-ethnic small business focus.

The acquisition of Liberty Bank added approximately $66 million in total assets and, as discussed above, two branches in the greater New York City metropolitan area. The purchase price for Liberty Bank was $14.5 million, consisting of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $625,000, which we recognized as additional consideration in connection with this business combination.

Business Segments

We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

•	Banking Operations: Raises funds from deposits and borrowings for loans and investments and provides lending products including commercial, consumer and real estate loans to customers.

•
Trade Finance Services: Assists our import/export customers with international transactions. Trade finance products include the issuance and collection of letters of credit, international collection and import/export financing.

•	Small Business Administration (“SBA”) Lending Services: Provides loans through the SBA guaranteed lending program.

More detailed information on the financial performance of these business segments can be found in Note 16 of the financial statements included in this Report beginning on page F-1.

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

We grant individual lending authority to our President, Chief Lending Officer and selected department managers. Our President has an administrative lending authority of $500,000. The next highest lending authority of $400,000 is reserved for our Chief Lending Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to our Senior Loan Committee or Director Loan Committee.

At December 31, 2006, our authorized legal lending limits were $33.9 million for unsecured loans, plus an additional $22.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of shareholders’ equity, plus the allowance for loan losses and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s shareholders’ equity plus allowance for loan losses and capital notes and debentures at December 31, 2006 totaled $226.2 million.

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

Real Estate Loans and Home Mortgages

We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on, commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located, which include Southern California, Texas and the greater New York metropolitan area. However, we also provide commercial real estate loans through our Loan Production Offices. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate or another established index. We do, however, offer fixed rate commercial mortgage loans with maturities not to exceed 5 to 7 years. At December 31, 2006, real estate loans constituted approximately 78.8% of our loan portfolio.

Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 65-70% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

Construction loans are provided to build new structures, or to substantially improve the existing structure of commercial, residential and income-producing properties. These loans generally have one to two year terms, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 20-25% equity capital investment by the developer and loan-to-value ratios of not more than 65-70% of anticipated completion value. We also offer mini-perm loans as take-out financing with our construction loans. Mini-perm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to seven years.

We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market, but we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding at the end of 2006 and 2005 was $40.6 million and $43.3 million, respectively. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2006 were $4.6 million and $1.1 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $8.0 million and $3.6 million, respectively, at December 31, 2006.

Our real estate portfolio is subject to certain risks, including:

•	a possible downturn in the economies of our primary markets,

•	interest rate increases,

•	reduction in real estate values in our primary markets,

•	increased competition in pricing and loan structure, and

•	environmental risks, including natural disasters.

We strive to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) independent appraisals, (e) external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

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

We also provide other banking services tailored to the small business market. We have focused recently on diversifying our loan portfolio, which has led to an increase in commercial business loans to small and medium-sized businesses.

Our portfolio of commercial loans is subject to certain risks, including:

•	a possible downturn of economy in our primary markets,

•	interest rate increases; and

•	deterioration of a borrower’s or guarantor’s financial capabilities.

We attempt to reduce the exposure to such risks through (a) reviewing each new loan request and renewal individually, (b) relying heavily on a committee approval system where inputs from experienced committee members with different types and level of lending experience are fully utilized, (c) strict adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term assets such as account receivables and inventories are monitored on a monthly or at minimum quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

Small Business Administration Lending Services

Small Business Administration, or SBA, lending is an important part of our business. Our SBA lending business places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, and New York City, as well as the multi-ethnic population areas surrounding our loan production offices in Northern California and other states. We are a SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not approved as an SBA Preferred Lender.

We have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. However, SBA loans continue to remain an important component of our business. The net revenue from our SBA department was substantially reduced to 29.9%, 29.2%, and 32.2% of our total net revenue in 2006, 2005 and 2004, respectively, from over 50% prior to the year 2000.

Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the lengthy duration of the SBA program nationally.

Consumer Loans

Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. Prior to 2003, we did not actively pursue consumer-lending opportunities, but rather typically provided limited consumer loan products as an added service to our existing customers. Consumer loans historically had represented less than 5% of our total loan portfolio. However, since 2003, we have increased our focus on consumer lending as an effort to diversify our product lines by actively offering automobile loans. As of December 31, 2006, our consumer loan portfolio has increased, but still is considered a small portfolio.

Our consumer loan portfolio is subject to certain risks, including:

•	general economic conditions of the markets we serve,

•	interest rate increases, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

•	reviewing each loan request and renewal individually,

•	using a dual signature system of approval,

•	strict adherence to written credit policies and,

•	external independent credit review.

Trade Finance Services

Our Trade Finance Department is an integral part of our business and assists our import/export customers with their international transactions. Trade Finance products include the issuance and negotiation of commercial and standby letters of credit, as well as handling of documentary collections. On the export side, we provide advising and negotiation of commercial letters of credit as well as transfer and issuance of back-to-back letters of credit.

We also provide importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections.

Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit. We work closely with the SBA through their Export Working Capital Program.

Most of our revenue from the Trade Finance Department consists of fee income through providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department’s fee income was $1.8 million, $1.8 million and $1.6 million in 2004, 2005 and 2006, respectively, and its net revenue was $2.4 million, $5.3 million and $4.5 million in 2004, 2005, and 2006, respectively.

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

Certificates of Deposit

We offer several types of CDs with a maximum maturity of five years. The majority of our CDs have a maturity of one to 12 months and typically pay simple interest credited monthly or at maturity.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2006, we owned $7,541,700 in FHLB stock.

Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. At December 31, 2006, our borrowing limit with the Federal Home Loan Bank was approximately $428 million.

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

Marketing

Our marketing efforts rely principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer’s banking needs. Our marketing approach emphasizes our strength as an independent, locally-managed and state chartered bank in meeting the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations, whether to continue or modify our business plan, where appropriate.

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

There is a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include thirteen locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we focus a significant portion of our marketing efforts on non-Korean customers. We seek to distinguish ourselves from these competitors through superior customer service quality provided with our service motto, the “Four S’s - Smile, Sincerity, Speed and Simplicity.”

A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited bilingual staff for Korean-speaking customers. Although such banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality, personalized service and fast, local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

Regional Loan Production Office Competition

We operate loan production offices, or LPOs, in Seattle, Washington; Milpitas, California (the San Jose area); Annadale, Virginia; Las Vegas, Nevada; Aurora, Colorado (the Denver area); Atlanta, Georgia; and Houston, Texas. The Dallas and New York LPOs were consolidated with the new branches that were established in those locations in 2005 and 2006, respectively. In most of our LPO sites, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state loan production offices. We anticipate more competition from Korean-American community lenders in most of our LPO sites in the future.  In 2007, we plan to add two to three more LPOs following the completion of market research regarding appropriate locations.

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

Business Concentration

No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 78.8% of our loan portfolio at December 31, 2006 consisted of real estate-related loans, including construction loans, miniperm loans, residential mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

We had 330 full time equivalent employees (325 full-time employees and 10 part-time employees) in December 2006. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

Gramm-Leach-Bliley Act; Financial Holding Companies

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

Capital Adequacy Requirements

The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies. Prior to March 30, 2006, these capital guidelines were applicable to all bank holding companies having $150 million or more in assets on a consolidated basis. However, effective March 30, 2006, the Federal Reserve Board amended the asset size threshold to $500 million for purposes of determining whether a bank holding company is subject to the capital adequacy guidelines. We currently have consolidated assets in excess of $500 million, and are therefore subject to the Federal Reserve Board’s capital adequacy guidelines.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2006, our Tier 1 risk-based capital ratio was 11.81% and our total risk-based capital ratio was 13.63%. Thus, we are considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2006, our leverage ratio was 9.79%.

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

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as Wilshire Bancorp) or any shareholder or creditor of such holding company.

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

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act.” The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the Commission issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

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

Furthermore, in November 2003, in response to the directives of the Sarbanes-Oxley Act, Nasdaq adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the Nasdaq National Market (the market on which our common stock is listed for trading). The new NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of “independent” members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

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

Loans to Insiders

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank, and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as “well-capitalized” as of December 31, 2006.

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

FDIC Deposit Insurance Assessments

In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determine the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Each of these categories has three subcategories, resulting in nine assessment risk classifications. The three subcategories with respect to capital are “well-capitalized,” “adequately capitalized” and “less than adequately capitalized (which would include “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” banks). The three subcategories with respect to supervisory concerns are “healthy,” “supervisory concern” and “substantial supervisory concern.” A bank is deemed “healthy” if it is financially sound with only a few minor weaknesses (Group A). A bank is deemed subject to “supervisory concern” if it has weaknesses that, if not corrected, could result in significant deterioration of the bank and increased risk to the Bank Insurance Fund (Group B). A bank is deemed subject to “substantial supervisory concern” if it poses a substantial probability of loss to the Bank Insurance Fund (Group C).

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

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as “satisfactory” in meeting community credit needs under the CRA at its most recent examination for CRA performance.

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

Interstate Branching

Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo. The Bank currently has branches located in the States of California, Texas and New York.

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

Item 1A. Risk Factors

The risks described below could materially and adversely affect our business, financial conditions and results of operations. You should carefully consider the following risk factors and all other information contained in this Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties are discussed elsewhere in this Report, and there may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. However, actual loan losses could increase significantly as the result of changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond our control. Thus, such losses could exceed our current allowance estimates. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or regulators will not require us to increase this allowance. Either of these occurrences could materially affect our earnings adversely.

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

Banking organizations are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans we extend to our clients and securities held in our investment portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Since June 30, 2004, the federal funds rate and other short-term market interest rates, which are used to guide deposit pricing in most banking organizations, have increased, while intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not increased proportionately. This has led to a “flattening” of the market yield curve, which has even “inverted” recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon. The flat yield curve may hurt interest rate spread and net interest margin because the interest rates paid on deposits are likely to reprice upwards faster than the interest rates earned on loans and investments. If short-term interest rates continue to rise so that the yield curve remains relatively flat or inverts further, we would expect that net interest spread and net interest margin would continue to compress, which would hurt net interest income. We cannot assure you that we can minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margins and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

Wilshire Bancorp was incorporated on December 9, 2003, for the purpose of facilitating the issuance of trust preferred securities for the Bank and becoming the Bank’s holding company. Therefore, Wilshire Bancorp has limited operating history, and since its principal activity for the foreseeable future will be to act as the holding company of the Bank, the profitability of Wilshire Bancorp will be dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

The ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to Wilshire Bancorp on the Bank’s common stock, as Wilshire Bancorp has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends the Bank may pay to Wilshire Bancorp. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the FDIC. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income decreases significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of management of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp’s shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2006 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $81.2 million.

The holders of recently issued debentures have rights that are senior to those of our shareholders.

In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, sometimes referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, in the past three years, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005, issued an aggregate of $51,547,000 of Junior Subordinated Debentures as part of the issuance of $50,000,000 in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to our outstanding shares of common stock. The terms of these Junior Subordinated Debentures also restrict our ability to pay dividends on our common stock at any time we are in default under, or with respect to the Junior Subordinated Debentures issued in 2003 or 2005, have exercised our right to defer interest payments under the indentures governing these Junior Subordinated Debentures. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of these Junior Subordinated Debentures must be paid in full before any liquidating distributions may be made to the holders of our common stock. And if we default under the terms of these Junior Subordinated Debentures or utilize our right to defer interest payments on the Junior Subordinated Debentures issued in 2003 or 2005 no dividends may be paid to holders of our common stock for so long as we remain in default or have deferred amounts remaining unpaid. Because we are substantially dependent on dividends from the Bank in order to make the periodic payments due under the terms of the Junior Subordinated Debentures issued in 2003 and 2005, in the event that the Bank is unable to pay dividends to Wilshire Bancorp for any significant period of time, then we may be unable to pay the amounts due to the holders of these Junior Subordinated Debentures.

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

At December 31, 2006, approximately 78.8% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as “El Nino.” The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us. In recent years, real estate prices in Southern California have risen significantly. If real estate prices were to fall in Southern California, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future. However, we have entered into an employment agreement with Soo Bong Min, our President and Chief Executive Officer, which continues until May 30, 2009.

We may be unable to manage future growth.

We may encounter problems in managing our future growth. Our total assets at December 31, 2006, 2005, and 2004 were $2.01 billion, $1.67 billion, and $1.27 billion, respectively, representing an increase of $401 million, or 31.5% in 2005 and $342 million, or 20.5% in 2006. We currently intend to open additional “de novo” branches and loan production offices and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

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

As of February 28, 2007, our directors and executive officers, together with their respective affiliates, beneficially owned approximately 40% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders may have the ability to significantly influence the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

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

Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock. As of February 28, 2007, there were approximately 29,368,016 shares of our common stock issued and outstanding, plus an additional 693,720 shares of our authorized common stock available for the future grant of options and an additional 567,296 shares of common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan. Thus, approximately 49,370,968 shares of our common stock remain authorized (not reserved for stock options or available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock issued in the future could have dilutive and other effects.

Shares of our preferred stock eligible for future issuance and sale could have a dilutive effect on the market for the shares of our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation of the Company authorize the issuance of 5,000,000 shares of preferred stock. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock may be determined by resolution of our Board of Directors without the need for shareholder approval.

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

Certain provisions in our Articles of Incorporation and Bylaws could discourage unsolicited takeover proposals not approved by the Board of Directors in which shareholders could receive a premium for their shares, thereby potentially limiting the opportunity for our shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal or may have the effect of permitting our current management, including the current Board of Directors, to retain its position, and place it in a better position to resist changes that shareholders may wish to make if they are dissatisfied with the conduct of our business. The anti-takeover measures included in our Articles of Incorporation and Bylaws, include, without limitation, the following:

•	the elimination of cumulative voting,

•	the adoption of a classified board of directors,

•	super-majority shareholder voting requirements to modify certain provisions of the Articles of Incorporation and Bylaws, and

•	restrictions on certain “business combinations” with third parties who may acquire our securities outside of an action taken by us.

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

Due to the economic crisis in South Korea in the mid-1990’s, management has continued to closely monitor our exposure to the Korean economy and the activities of Korean banks with which we conduct business. To date, we have not experienced any significant losses attributable to our exposure to South Korea. Nevertheless, there can be no assurance that our efforts to minimize exposure to downturns in the Korean economy will be successful in the future, and another significant downturn in the Korean economy could result in significant credit losses for us.

In addition, because our customer base is largely Korean-American, our deposit base could significantly decrease as a result of a deterioration of the Korean economy. For example, some of our customers’ businesses may rely on funds from South Korea. Further, our customers may temporarily withdraw deposits in order to transfer funds and benefit from gains on foreign exchange and interest rates, and/or to help their relatives in South Korea during downturns in the Korean economy. A significant decrease in our deposits could also have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 37,269 square feet at the primary banking facilities. Our lease at the primary banking facilities runs through March 31, 2015, with our option to extend for two consecutive five-year periods. The combined monthly rents are currently $40,250.52.

We have 18 full-service branch banking offices in Southern California, Texas and New York. We also lease seven separate loan production offices in Seattle, Washington; Milpitas, California (the San Jose area); Annadale, Virginia; Las Vegas, Nevada; Aurora, Colorado (the Denver area); Atlanta, Georgia; and Houston, Texas. Each of our branch offices is listed in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, California	leased	7,426	n/a	$ 9,877	Branch office	March 2015 [w/right to extend for two consecutive 5-year periods]

Rowland Heights Office 19765 E. Colima Road Rowland Heights, California	leased	2,860	n/a	$ 8,070	Branch office	May 2011 [w/right to extend for two consecutive 5-year periods]

Western Office 841 South Western Avenue Los Angeles, California	leased	4,950	n/a	$ 19,435	Branch office	June 2010 [w/right to extend for one 5-year periods]

Valley Office 8401 Reseda Boulevard Northridge, California	leased	7,350	n/a	$ 4,730	Branch office	October 2007 [w/right to extend for two consecutive 5-year periods]

Downtown Office 1122 South Maple Avenue Suites 203,204, 205 and 206 Los Angeles, California	leased	3,800	n/a	$ 9,939	Branch office	April 2010 [w/right to extend for one 5-year period]

Cerritos Office 17500 Carmenita Road Cerritos, California	leased	10,102	n/a	$ 7,543	Branch office	January 2010 [w/right to extend for one 5-year periods]

Gardena Office 15435 South Western Ave. Suite 100 Gardena, California	leased	4,150	n/a	$ 9,675	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Rancho Cucamonga Office 8045 Archibald Avenue Rancho Cucamonga,California	leased	3,000	n/a	$ 4,944	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Irvine Office 14451 Red Hill Avenue Tustin, California	leased	1,200	n/a	$ 5,000	Branch office	June 2008 [w/right to extend for one 5-year periods]

Mid-Wilshire Office 3834 Wilshire Boulevard Los Angeles, California	leased	3,382	n/a	$ 8,793	Branch office	December 2007 [w/right to extend for one 5-year periods]

Fashion Town Office 1300 S. San Pedro Street Los Angeles, California	leased	3,208	n/a	$ 6,807	Branch office	December 2009 [w/right to extend for two consecutive 5-year periods]

Fullerton Office 5254 Beach Blvd. Buena Park, California	leased	1,440	n/a	$ 3,383	Branch office	July 2009 [w/right to extend for two consecutive 5-year periods]

Huntington Park 6350 Pacific Boulevard Huntington Park, California	purchased in 2000	4,350	$ 710,000	n/a	Branch office	n/a

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Torrance Office 2424 Sepulveda Blvd. Torrance, California	leased	1,550	n/a	$ 4,240	Branch office	January 2010 [w/right to extend for two consecutive 5-year periods]

Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, California	purchased in 2005	2,549	$ 1,535,500	n/a	Branch office	n/a

Dallas Office 2237 Royal Lane Dallas, Texas	purchased in 2003	7,000	$ 1,325,000	n/a	Branch office	n/a

Manhattan Office 11 West 32nd St. New York, NY	leased	10,400	n/a	$ 29,845	Branch office	October 2009

Flushing Office 136-52/62 39th Ave. Flushing, NY	leased	2,336	n/a	$ 16,271	Branch office	May 2010

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Wilshire Bancorp succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of Wilshire Bancorp. Prior to the reorganization, the Bank was listed for trading on the NASDAQ National Market under the symbol “WSBK.” Wilshire Bancorp’s common stock is now listed for trading on the NASDAQ Global Select Market under the symbol “WIBC.” However, trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

The information in the following table sets forth, for the quarters indicated, the high and low closing sale price for the common stock as reported on the NASDAQ Global Select Market:

	Closing Sale Price
	High	Low
Year Ended December 31, 2006
First Quarter	$19.61	$16.78
Second Quarter	$19.44	$16.53
Third Quarter	$19.71	$17.64
Fourth Quarter	$19.99	$18.48
Year Ended December 31, 2005
First Quarter	$15.99	$12.52
Second Quarter	$14.63	$12.48
Third Quarter	$15.65	$14.05
Fourth Quarter	$17.36	$14.80

On February 28, 2007, the closing sales price for the Common Stock was $17.04, as reported on the NASDAQ Global Select Market. As of February 28, 2007, there were approximately 190 shareholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 29,368,016 outstanding shares of common stock.

Dividends

As a California corporation, we are restricted under the California General Corporation Law, or CGCL, from paying dividends under certain conditions. Our shareholders are entitled to receive dividends when and as declared by our board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the “quantitative solvency” and the “liquidity” tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1¼ times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must be equal to at least 1¼ times current liabilities. In certain circumstances, we may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to our shareholders.

It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our shareholders starting the first quarter of 2005. While we currently pay cash dividends, dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must also comply with the restrictions in our outstanding Junior Subordinated Debentures described earlier in this Report as well as applicable bank regulations.

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

The following table shows cash dividends declared for the two years ended December 31, 2006:

Declaration Date	Payable Date	Record Date	Type

February 25, 2005	April 14, 2005	March 31, 2005	$0.04 per share
May 25, 2005	July 15, 2005	June 30, 2005	$0.04 per share
September 30, 2005	October 14, 2005	September 30, 2005	$0.04 per share
December 2, 2005	January 17, 2006	December 31, 2005	$0.04 per share
February 23, 2006	April 14, 2006	March 31, 2006	$0.05 per share
June 1, 2006	July 14, 2006	June 30, 2006	$0.05 per share
August 30, 2006	October 16, 2006	September 29, 2006	$0.05 per share
December 14, 2006	January 12, 2007	December 29, 2006	$0.05 per share

Item 6.	Selected Financial Data

The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2006. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below:

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Summary Statement of Operations Data:
Interest income	$141,400	$97,289	$59,798	$40,926	$32,785
Interest expense	64,823	34,341	17,463	11,944	9,008
Net interest income before provision for loan losses	76,577	62,948	42,335	28,982	23,777
Provision for losses on loans and loan commitments	6,000	3,350	3,567	2,783	3,240
Noninterest income	26,400	20,478	20,997	17,099	11,375
Noninterest expenses	41,232	33,563	27,283	21,986	17,588
Income before income taxes	55,745	46,513	32,482	21,312	14,324
Income tax provision	21,803	18,753	13,024	8,495	5,731
Net income	33,942	27,760	19,458	12,817	8,593
Per Share Data:[1]
Net income
Basic	$1.17	$0.97	$0.70	$0.50	$0.34
Diluted	$1.16	$0.96	$0.68	$0.44	$0.32
Book value	$5.12	$3.95	$3.14	$2.27	$1.78
Weighted average common shares outstanding
Basic	28,986,217	28,544,474	27,623,766	25,781,222	25,319,514
Diluted	29,330,732	28,913,542	28,515,881	28,973,208	27,058,850
Year end shares outstanding	29,197,420	28,630,600	28,142,470	25,902,728	25,594,615
Summary Statement of Financial Condition Data (Year End):
Total loans, net of unearned income[2]	$1,560,539	$1,262,560	$1,020,723	$757,006	$524,541
Allowance for loan losses	18,654	13,999	11,111	9,011	6,343
Other real estate owned	138	294	-	377	-
Total assets	2,008,484	1,666,273	1,265,641	983,264	692,810

1 As adjusted to reflect a 10% stock dividend issued in May 2003 and two two-for-one stock splits effected in the form of a 100 % stock dividend, issued in December 2003 and 2004, respectively.

2 Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.

As of and For the Years Ended December 31,
2006	2005	2004	2003	2002
(Dollars in Thousands)
Total deposits	1,751,973	1,409,465	1,098,705	856,239	618,702
Federal Home Loan Bank Advances	20,000	61,000	41,000	29,000	10,000
Junior Subordinated Debentures	61,547	61,547	25,464	25,464	10,000
Total shareholders’ equity	149,635	113,104	88,307	58,741	45,392
Performance ratios:
Return on average equity[1]	25.51%	27.21%	25.42%	24.56%	20.97%
Return on average assets[2]	1.85%	1.92%	1.70%	1.58%	1.49%
Net interest margin[3]	4.51%	4.71%	4.05%	3.89%	4.48%
Efficiency ratio[4]	40.04%	40.23%	43.08%	47.71%	50.03%
Net loans to total deposits at year end	88.01%	88.58%	92.90%	88.41%	84.78%
Dividend payout ratio	17.09%	16.48%	-	-	-
Capital ratios:
Average shareholders’ equity to average total assets	7.26%	7.05%	6.71%	6.43%	7.09%
Tier 1 capital to adjusted total assets	9.79%	9.39%	8.35%	6.36%	7.00%
Tier 1 capital to total risk-weighted assets	11.81%	11.60%	9.87%	7.29%	8.40%
Total capital to total risk-weighted assets	13.63%	14.41%	11.95%	11.60%	11.45%
Asset quality ratios:
Nonperforming loans to total loans[5]	0.44%	0.20%	0.26%	0.50%	0.66%
Nonperforming assets[6] to total loans and other real estate owned	0.45%	0.22%	0.26%	0.54%	0.66%
Net charge-offs (recoveries) to average total loans	0.06%	0.03%	0.10%	0.02%	0.54%
Allowance for loan losses to total loans at year end	1.20%	1.11%	1.09%	1.19%	1.21%
Allowance for loan losses to nonperforming loans	272.38%	567.15%	411.63%	240.45%	182.96%

1 Net income divided by average shareholders’ equity.

2 Net income divided by average total assets.

3 Represents net interest income as a percentage of average interest-earning assets.

4 Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.

5 Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

6 Nonperforming assets consist of nonperforming loans (see footnote no. 5 above), other real estate owned and repossessed vehicles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2006. All per share amounts and number of shares outstanding in this item have been retroactively adjusted and restated to give effect to the two-for-one stock splits (effected in the form of a 100 % stock dividend) in December 2004 The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

Introduction

Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank (the “Bank”) upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-K, are to be made with the SEC. Note that while we refer generally to the Company throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

We operate community banks in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles Metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

At December 31, 2006, we had approximately $2.01 billion in assets, $1.56 billion in total loans, and $1.75 billion in deposits. We also have expanded and diversified our business by focusing on the continued development of our commercial and consumer lending divisions.

As of May 19, 2006, we completed the acquisition of Liberty Bank of New York (“Liberty”) and its merger into Wilshire State Bank. With this acquisition, we added $66 million in total assets and two branches in New York City. We paid $14.5 million for this transaction, which consisted of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $625,000 which we recognized as additional consideration in connection with this business combination. Since the acquisition, our loan portfolio in New York has grown by 142%, from $26 million to $63 million at the end of 2006. Deposit growth has exceeded our expectations as well, from $50 million at the time of the acquisition to $123 million at the end of 2006.

Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain eighteen branch offices and seven loan production offices. Our expansion in these areas complements our multi-ethnic small business focus. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

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

2006 Key Performance Indicators

We believe the following were key indicators of our performance for operations during 2006:

•	our total assets grew to $2.01 billion at the end of 2006, or an increase of 20.5% from $1.67 billion at the end of 2005.

•	our total deposits grew to $1.75 billion at the end of 2006, or an increase of 24.3% from $1.41 billion at the end of 2005.

•	our total loans grew to $1.56 billion at the end of 2006, or an increase of 23.6% from $1.26 billion at the end of 2005.

•	total noninterest income increased to $26.4 million in 2006, or an increase of 28.9% from $20.5 million in 2005 due mainly to the gain on sale of the nonguaranteed portion of SBA loans.

•
our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) remained at a relatively low level at 40.0% and 40.2% in 2006 and 2005, respectively.

•
total noninterest expense increased from $33.6 million in 2005 to $41.2 million in 2006, reflecting the expanded personnel and premises associated with our business growth. Noninterest expenses as a percentage of average assets were lowered to 2.25% in 2006 from 2.32% in 2005.

These items, as well as other factors, contributed to the increase in net income for 2006 to $33.9 million, or $1.16 per diluted common share as compared with $27.8 million, or $0.96 per diluted common share in 2005 and are discussed in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2007 Outlook

As we look ahead to 2007, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. We anticipate that the national economy is headed for a soft landing in 2007 and that this will generally affect asset quality negatively. Responding proactively to this anticipated business environment, we are shifting our focus from growth to asset quality improvement. We have already enhanced our loan underwriting standards more stringently and made it more difficult to allow exceptions from our loan policy. We anticipate these changes will result in moderating loan growth, but at the same time improving loan quality.

Our focus on net interest margin management will continue. We have generally been in an asset-sensitive position, meaning that our interest earning assets will re-price more quickly than our interest-bearing liabilities. Although the interest repricing gap in our models indicate that our margin generally decreases in a declining interest-rate environment, we do not anticipate a major drop, if any, in our net interest margin because our rate-sensitivity position between assets and liabilities for the one-year timeframe is currently about neutral. It is also our expectation that the strategic change toward more moderate loan growth will make our funding needs subside and our reliance on high-cost deposits to decline. As a result, our net interest margin should improve. We also believe that these strategic changes and our expansion into the East Coast market of the United States, together with our core deposit campaign that linked monetary awards to core deposit growth, will also benefit our net interest margin going forward.

Notwithstanding the overall slower national economy, we believe that there will be continued growth in our primary market areas, which includes the Korean-American business sectors located in Southern California, Texas, and the greater New York metropolitan area, due mainly to the anticipated capital influx from the Republic of Korea. We therefore believe that we will continue to grow; just at a more controlled pace than we have experienced in the past few years. Such reduction of the growth rate is expected to result in a healthier balance sheet with better asset quality and more core-deposits.

We will continue to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional loan production offices. We are currently in the process of acquiring a branch in New Jersey and we also expect to open another branch in the greater New York metropolitan area. We are targeting both branches to open in the first half of 2007 and we believe these two new branches, together with the existing New York branches, will be a critical part of our expansion strategy, especially in the East Coast market of the United States due to its high level of small business activity and diverse population.

In addition, we will continue to focus on streamlining our operations so that our expenses grow more slowly than the overall growth of our business.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and mortgage servicing assets related to the sales of Small Business Administration loans, and the treatment and valuation of stock-based compensation and business combination. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimation necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

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

The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, we evaluate each loan except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan’s expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio up to additional 50% for each loan pool. The factors currently considered include, but are not limited to, those described below. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

•
Concentration of Credits: This factor may be adjusted based on the identification of any concentration or significant changes to the level of identified concentrations of credit. A concentration of credit is defined as loans to any single borrower, affiliated group of borrowers, or borrowers engaged in or dependent upon one industry that exceeds 25% of Tier 1 Capital & Reserves. A concentration can also result from an acquisition of a volume of loans from a single source, regardless of the diversity of the individual borrowers.

•	Delinquency Trends: The trend of delinquency shall be assessed by the quarterly trend and the comparison with peer average.

•	Nature and Volume of Loan Trend: This factor will be adjusted for significant changes in the nature and volume of the loan portfolio.

•	Non-Accrual Loan Trend: The trend of non-accrual loans shall be assessed by the quarterly trend and the comparison with peer average.

•	Problem Loan Trend: This factor may be adjusted depending on the quarterly trend of criticized and classified loans in the total loans.

•	Loss and Recovery Trend: This factor may be adjusted depending on the quarterly trend of the net charge-offs and the comparison with peers.

•
Quality of Loan Review: This factor may be adjusted when there has been a noted and significant (as determined and documented from external or internal sources) deterioration or improvement in the loan review system and/or Director’s oversight. An adjustment will generally occur when there had previously been a documented weakness and clear improvement was noted by external sources, or when a significant deterioration was noted by external sources, in the loan review system and/or the degree of oversight by the Directors. In the absence of noted changes to the loan review system and/or the degree of oversight by the Directors, no adjustment will be made.

•
Lending and Management Staff: This factor will be adjusted with changes to the experience, ability, and depth of lending management and staff that are significant enough to warrant adjustment to the loss migration ratio. If the staffing or the experience level of lending staff is considered to be adequate (as determined by an external source) then, in general, no adjustment will be made.

•
Lending Policies and Procedures: This factor may be adjusted depending on the documented results of external reviews of the policies and procedures, including underwriting standards and collection, charge-off, and recovery practices. The trend of policy or procedure exceptions will also have an impact on this factor. It is the objective of the Board of Directors and Management to maintain at all times adequate policies, procedures, underwriting standards, and practices.

•
Economic and Business Conditions: This factor may be adjusted depending on local, regional, and national economic trends and their perceived impact on particular market segments. In the periods of stable economic environment, no adjustment will be made.

•
External Factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio: This factor may be adjusted depending on the trend of external factors and their perceived impact on the overall credit risk. In the periods of stable regulatory environment, no adjustment will be made.

•	Other adjustments: With a supporting rationale, this factor may be used for adjustments which cannot be addressed by the foregoing factors.

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

We allocate the book value of the related loan among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following. The amount received for the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting, at 1% above the contract rate (note rate), its future cash flows over the estimated life of the loan. We calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at 0.5% above the main note rate of the related loan.

We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs - typically 40 basis points), and (ii) interest-only strip receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 0.5% above the main note rate of the related loan. The servicing asset is amortized in proportion to and over the period of estimated servicing income. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. For purposes of measuring impairment, the servicing assets are stratified by collateral type. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

Affordable Housing Investments

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

Stock-Based Compensation

The Company issued stock-based compensation to certain employees, officers, and directors. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, presented in APB Opinion No.25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123(R) allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

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

Currently, all of our investment securities are classified as either available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income, as part of shareholders’ equity. In accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”), we are obligated to assess, at each reporting date, whether there is “other than temporary” impairment to our investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date. As of December 31, 2006 and December 31, 2005, no investment securities were determined to have any other-than-temporary impairment.

Business Combination

During the second quarter of 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), the purchase of Liberty Bank of New York (“Liberty”) required significant estimates and assumptions. We engaged outside experts, including appraisers, to assist in estimating the fair values of certain assets acquired, particularly the loan portfolio, core deposit intangible asset and fixed assets. The Bank used market data regarding securities market prices and interest rates to estimate the fair values of financial assets, including the securities portfolio, deposits and borrowings. We also evaluated long-lived assets for impairment and no significant impairment was noted. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, we recognized liabilities assumed for costs to involuntarily terminate employees of Liberty and we do not assume any costs to exit activities of Liberty. In connection with the acquisition of the Liberty, the Company also recognized goodwill and intangible assets. (See further discussion on this matter in Note [10] of the Company’s Financial Statements included herein.) Pursuant to SFAS No. 142, the Company tested goodwill and intangible assets for impairment as of December 31, 2006. There was no impairment in recorded goodwill and intangible assets as of December 31, 2006.

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

Average net loans were $1.41 billion in 2006, as compared with $1.12 billion in 2005 and $895.4 million in 2004, representing increases of 25.6% and 25.1% in 2006 and 2005, respectively, from each of the prior annual periods and average interest-earning assets were $1.70 billion in 2006, as compared with $1.34 billion in 2005 and $1.05 billion in 2004, representing increases of 27.1% and 27.8% in 2006 and 2005, respectively, from each of the prior annual periods. Our average interest-bearing deposits also increased by 34.5% to $1.27 billion in 2006, as compared with $941 million in 2005, after increasing 28.4% in 2005 from $732.6 million in 2004. Together with other borrowings (see “Financial Condition-Deposits and Other Sources of Funds” below), average interest-bearing liabilities increased by 31.0% to $1.37 billion in 2006, as compared with $1.04 billion in 2005, after increasing by 30.1% in 2005 from $801.9 million in 2004.

The FRB’s continued rate increases since June 2004 increased the average yields on interest-earning assets to 7.28% in 2005 from 5.72% in 2004 and further increased them to 8.32% in 2006. In the same time periods, the strong competition for deposits in our local markets accelerated to a greater extent the increase of our average cost on interest-bearing liabilities to 4.74% in 2006 and to 3.29% in 2005 from 2.18% in 2004. As a result, interest income grew 45.3% to $141.4 million in 2006 compared to $97.3 million in 2005, outpaced by an 88.8% increase in interest expense to $64.8 million in 2006 from $34.3 million in 2005. The increase of interest income in 2005 was 62.7% which was similarly outpaced by a 96.7% increase in interest expense.

The combined result of our growth and interest rate increases was still an increase in net interest income. Net interest income increased by 21.7%, or $13.6 million, to $76.6 million in 2006, following an increase of 48.7%, or $20.6 million in 2005 to $63.0 million from $42.3 million in 2004. The positive impact of the FRB’s rate increases since June 2004 improved our net interest spread and net interest margin from 3.54% and 4.05%, respectively, in 2004 to 3.98% and 4.71%, respectively, in 2005. In 2006, they however decreased to 3.58% and 4.51%, respectively, due to the said strong deposit competition.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Income

(Dollars in thousands)

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net loans[1]	$1,407,250	$127,840	9.08%	$1,120,371	$89,628	8.00%	$895,380	$55,943	6.25%
Securities of government sponsored enterprises	173,985	7,687	4.42%	122,698	4,374	3.56%	77,251	2,378	3.08%
Other investment securities .	20,588	969	4.71%	6,839	290	4.23%	11,305	566	5.00%
Commercial paper	-	-	-	2,358	82	3.47%	-	-	-
Federal funds sold	97,198	4,886	5.03%	80,859	2,796	3.46%	55,763	805	1.44%
Money market preferred stocks	-	-	-	4,019	116	2.90%	6,259	105	1.68%
Interest-earning deposits	427	18	4.26%	78	3	3.87%	64	1	2.32%
Total interest-earning assets	1,699,448	141,400	8.32%	1,337,222	97,289	7.28%	1,046,022	59,798	5.72%
Total noninterest-earning assets	133,920			110,335			95,408
Total assets	$1,833,368			$1,447,557			$1,141,430
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	356,602	15,151	4.25%	247,313	7,242	2.93%	193,120	3,618	1.87%
Super NOW deposits	20,853	245	1.18%	21,447	187	0.87%	21,542	165	0.77%
Savings deposits	25,093	332	1.32%	22,878	168	0.73%	26,322	198	0.75%
Time certificates of deposit in denominations of $100,000 or more	706,729	36,082	5.11%	532,207	18,585	3.49%	373,888	8,698	2.33%
Other time deposits	155,741	7,133	4.58%	116,698	3,732	3.20%	117723	2,984	2.54%
Other borrowings	101,302	5,880	5.80%	102,627	4,427	4.31%	69,353	1,800	2.59%
Total interest-bearing liabilities	1,366,320	64,823	4.74%	1,043,169	34,341	3.29%	801,948	17,463	2.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	310,031			286,966			251,762
Other liabilities	23,974			15,403			11,158
Total noninterest-bearing liabilities	334,005			302,369			262,920
Shareholders’ equity	133,043			102,018			76,562
Total liabilities and shareholders’ equity	$1,833,368			$1,447,557			$1,141,430
Net interest income		$76,577			$62,948			$42,335
Net interest spread[2]			3.58%			3.98%			3.54%
Net interest margin[3]			4.51%			4.71%			4.05%

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

1 Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $5,914,000, $5,239,000, and $2,954,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

3 Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

(Dollars in thousands)

	For the Year Ended December 31, 2006 vs. 2005			For the Year Ended December 31, 2005 vs. 2004
	Increases (Decreases) Due to Change In			Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans[1]	$24,984	$13,228	$38,212	$15,920	$17,765	$33,685
Securities of government sponsored enterprises	2,107	1,206	3,313	1,573	423	1,996
Other Investment securities	643	36	679	(199)	(77)	(276)
Commercial paper	(82)	-	(82)	82	-	82
Federal funds sold	644	1,446	2,090	486	1,505	1,991
Money Market Preferred Stocks	(116)	-	(116)	(47)	58	11
Interest-earning deposits	15	-	15	0	2	2

Total interest income	28,195	15,916	44,111	17,815	19,676	37,491

Interest expense:
Money market deposits	$3,915	$3,994	$7,909	$1,205	$2,419	$3,624
Super NOW deposits	(5)	63	58	(1)	23	22
Savings deposits	18	146	164	(25)	(5)	(30)
Time certificates of deposit in denominations of $100,000 or more	7,263	10,234	17,497	4,528	5,359	9,887
Other time deposits	1,484	1,917	3,401	(26)	773	747
Other borrowings	(58)	1,511	1,453	1,104	1,524	2,628

Total interest expense	12,617	17,865	30,482	6,785	10,093	16,878

Change in net interest income	$15,578	($1,949)	$13,629	$11,031	$9,583	$20,613

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

Our stringent loan underwriting standard and proactive credit follow-up procedures have helped us successfully curb an increase of the provision for loan losses despite our rapid loan growth. However, the provision for loan losses increased to $6.0 million in 2006 from $3.4 million and $3.6 million in 2005 and 2004, respectively, to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see “Nonperforming Assets” below for further discussion). The said provision for loan losses included the amount we provided for the credit risk of off-balance sheet items ($104,000, $137,000 and $559,000 in 2006, 2005 and 2004, respectively). The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income increased to $26.4 million in 2006 as compared with $20.5 million in 2005 and $21.0 million in 2004. Noninterest income was 1.4% of average assets in 2006 and 2005, lowered from 1.8% in 2004. We currently earn non-interest income from various sources, including an income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

1 Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $5,914,000 $5,239,000 and $2,954,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income
(Dollars in thousands)

For the Years Ended December 31,	2006		2005		2004
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$9,554	36.2%	$7,547	36.9%	$7,379	35.2%
Gain on sale of loans	11,642	44.1%	8,310	40.6%	8,832	42.1%
Loan-related servicing income	2,099	8.0%	1,997	9.7%	2,372	11.3%
Loan referral fee income	173	0.7%	233	1.1%	113	0.5%
SBA loan packaging fee	435	1.6%	386	1.9%	376	1.8%
Income from other earning assets	1,045	4.0%	874	4.3%	639	3.0%
Other income	1,452	5.4%	1,130	5.5%	1,286	6.1%
Total	$26,400	100.0%	$20,477	100.0%	$20,997	100.0%
Average assets	$1,833,368		$1,447,557		$1,141,430
Noninterest income as a % of average assets		1.4%		1.4%		1.8%

Our largest source of noninterest income in 2006 was the gain on sale of loans, usually representing over 40% of total noninterest income. It increased to $11.6 million in 2006 from $8.3 million and $8.8 million in 2005 and 2004, respectively. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. SBA loan production levels increased to $151 million in 2006 as compared with $142 million and $116 million in 2005, and 2004, respectively, and accordingly the sales gains on the guaranteed portions of SBA loans increased to $8.4 million in 2006 as compared with $7.5 million in 2005 and $7.4 million in 2004. We also sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable source of income since the unguaranteed portion is sold primarily for credit risk management purposes. The gain on sale of the unguaranteed portions of SBA loans was $3.1 million, $525,000, and $1.1 million in 2006, 2005, and 2004, respectively. This source of noninterest income also includes sales gains on residential mortgage loans. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sale of residential mortgage loans have become a stable noninterest income source, but gain on such sales decreased to $225,000 in 2006, as compared with $313,000 and $336,000, in 2005 and 2004, respectively, due to the slowdown of the residential mortgage market.

Our second largest source of noninterest income was service charge income on deposit accounts, usually representing approximately 35% of total noninterest income. This revenue source generally increases in accordance with an increase in the number of transactional accounts and increased by 26.6% in 2006 to $9.6 million from $7.5 million in 2005. In 2005, the more rigid monitoring procedures we imposed on the money service business, or MSB, accounts reduced the volume of transactions and service fee income from those MSB accounts and limited the increase in this revenue source, relative to the increase of transactional accounts, by only 2.3% from $7.4 million in 2004. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

The third largest source of noninterest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. Significant reversals of servicing assets on sold loans, which were paid off before their maturities, decreased this income source to $2.1 million and $2.0 million in 2006 and 2005, respectively, from $2.4 million in 2004. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and charged by the monthly amortization of servicing assets that we previously capitalized as intangible servicing assets and interest-only strip receivables upon sale of the related loans. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. In 2006 and 2005, $1.4 million and $1.3 million, respectively, of servicing assets were charged back to this income account by early pay-offs as compared with $558,000 in 2004. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio ($336.7 million, $273.9 million, and $235.5 million at year-end 2006, 2005, and 2004, respectively), management believes that this income source should continue to improve as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. Our referral fee income in 2006 decreased to $173,000 as compared with $233,000 in 2005 which previously increased from $113,000 in 2004. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

SBA Loan packaging fee income, which represents charges to borrowers for SBA loan processing, increased to $435,000 in 2006 as compared with $386,000 in 2005 and $376,000 in 2004 as the volume of SBA loan production increased.

Income on other earning assets represents income from earning assets other than interest-earning assets, such as dividend income from FHLB stock ownership and the increase in cash surrender value of BOLI. Such income was $1.05 million, $874,000 and $639,000 in 2006, 2005 and 2004, respectively. These increases were primarily attributable to an additional purchase of $3 million in BOLI in the second quarter of 2005 and the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Other income represented income from miscellaneous sources, such as gain on sale of investment securities and the excess of insurance proceeds over the carrying value of an insured loss and generally increases as our business grows. Other income increased to $1.45 million in 2006 from $1.13 million in 2005, which previously decreased from $1.29 million in 2004 when we had some nonrecurring additional revenues such as a settlement award on an insurance claim and gain on sale/call of investment securities.

Noninterest Expense

Total noninterest expense increased to $41.2 million in 2006 from $33.6 million in 2005 which previously increased from $27.3 million in 2004. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent openings of new offices. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.2% in 2006 from 2.3% in 2005 and 2.4% in 2004. Management believes that its efforts in cost-cutting and revenue diversification have improved our operational efficiency, as evidenced by our relatively low efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income). Our efficiency ratio was stable at 40.0% and 40.2%, in 2006 and 2005, respectively, and improved from 43.1% in 2004.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Years Ended December 31,	2006		2005		2004
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$23,823	57.8%	$19,226	57.3%	$14,581	53.5%
Occupancy and equipment	4,554	11.0%	3,465	10.3%	2,730	10.0%
Data processing	2,450	5.9%	1,917	5.7%	1,644	6.0%
Loan referral fee	1,523	3.7%	1,284	3.8%	1,202	4.4%
Professional fees	1,143	2.8%	858	2.5%	1,430	5.2%
Directors’ fees	535	1.3%	493	1.5%	460	1.7%
Office supplies	709	1.7%	654	1.9%	573	2.1%
Investor relation expenses	262	0.6%	379	1.1%	399	1.5%
Advertising and promotional	1,256	3.0%	966	2.9%	652	2.4%
Communications	462	1.1%	428	1.3%	338	1.2%
Deposit insurance premium	187	0.5%	155	0.5%	132	0.5%
Outsourced service for customers	1,349	3.3%	1,435	4.3%	1,302	4.8%
Amortization of intangibles	185	0.4%	-	-	-	-
Other	2,794	6.9%	2,303	6.9%	1,840	6.7%
Total	$41,232	100.0%	$33,563	100.0%	$27,283	100.0%
Average assets	$1,833,368		$1,447,557		$1,141,430
Noninterest expense as a % of average assets		2.2%		2.3%		2.4%

Salaries and employee benefits historically represent more than half of total noninterest expense and generally increase as our branch network and business volume expand. The new branch and loan production office openings increased these expenses to $23.8 million in 2006 as compared with $19.2 million in 2005 and $14.6 million in 2004, representing increases of 23.9% and 31.9% in 2006 and 2005, respectively, over each of the prior year periods. Despite our efforts to promote efficient operations by limiting personnel growth, the number of full-time equivalent employees increased to 330 in December 2006, as compared with 278 and 245 in 2005 and 2004, respectively. The significant increase in 2006 was mainly caused by our acquisition of two branches in New York. However, our significant asset growth helped us continue to increase assets per employee to $6.1 million at the end of 2006 from $6.0 million and $5.4 million at the end of 2005 and 2004, respectively.

Occupancy and equipment expenses represent approximately 10% to 11% of total noninterest expenses and totaled $4.6 million in 2006, compared to $3.5 million in 2005 and $2.7 million in 2004, representing increases of 31.4% and 26.9% in 2006 and 2005, respectively, over each of the prior year periods. These increases were attributable primarily to the expansion of our office network and the additional office space for new departments. The increase in 2006 was more significant due to the lease expenses for the two New York branches acquired in May 2006.

Data processing expenses increased 27.8% to $2.45 million in 2006 from $1.92 million in 2005, which previously increased 16.6% from $1.64 million in 2004. Office supply expenses also increased to $709,000 in 2006 from $654,000 and $573,000 in 2005 and 2004, respectively, representing an increase of 8.3% and 14.1% in 2006 and 2005, respectively, over each of the prior year periods. These increases in data processing and office supplies expenses correspond to the growth of our business.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level. SBA loan production increased to $151 million in 2006, from $142 million in 2005 and $116 million in 2004 and these referral fees accordingly increased to $1.5 million in 2006, as compared with $1.3 million and $1.2 million in 2005 and 2004, respectively.

Professional fees generally increase as we grow and we expect these expenditures will continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $1,143,000, $858,000, and $1,430,000, or 2.8%, 2.5%, and 5.2% of total noninterest expense, in 2006, 2005 and 2004, respectively. The professional fees unusually high due mainly to the legal and accounting fees incurred to comply with the enhanced financial reporting requirements of the Sarbanes-Oxley Act, or SOX, and fees in connection with the holding company reorganization.

Advertising and promotional expenses increased to $1.26 million in 2006 from $966,000 in 2005 which previously increased from $652,000 in 2004, representing 3.0%, 2.9%, and 2.4% of total noninterest expenses in 2006, 2005 and 2004, respectively. Such increases were attributable to expanded marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as Texas and New York.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due to the reduction of such services, these expenses have decreased slightly to $1.3 million in 2006 from $1.4 million in 2005. In 2005, these expenses increased from $1.3 million in 2004 due to the increase in depositors demanding such services, such as escrow accounts and brokerage accounts.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. These expenses decreased to $262,000, as compared with $379,000 in 2005 when the NASDAQ listing fees were paid for additional shares issued in connection with the December 2004 stock split and $399,000 in 2004 when additional expenses incurred in connection with the holding company reorganization.

Noninterest expense, other than the categories specifically addressed above, increased by $838,000, or 20.8%, to $4.9 million in 2006 from $4.0 million in 2005. In 2005, noninterest expenses increased by $690,000, or 20.6%, from $3.3 million in 2004. Such increases represent the normal growth in association with the growth of our business activities and appear in line with our expectation.

Generally, noninterest expense has increased from 2004 to 2006 as a result of rapid asset growth (20.5% and 31.7% in 2006 and 2005, respectively), and the expansion of our office network and products. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

For the year ended December 31, 2006, we made a provision for income taxes of $21.8 million on pretax net income of $55.7 million, representing an effective tax rate of 39.1%, as compared with a provision for income taxes of $18.8 million on pretax net income of $46.5 million, representing an effective tax rate of 40.3% for 2005, and a provision of $13.0 million on pretax net income of $32.5 million, representing an effective tax rate of 40.1% for 2004.

The effective tax rates in 2006 were slightly lower than those in prior years due mainly to the effect of a change in the 2005 estimated tax provision. We filed our 2005 income tax returns in the third quarter of 2006 and the actual income tax liability on the 2005 return was approximately $400,000 less than the provision we estimated in 2005, resulting in a reversal of tax payable in 2006. Our effective tax rates are usually one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and the tax preferential treatment for the bank owned life insurance and low-income housing tax credit funds (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2006, 2005 and 2004, we had net deferred tax assets of $9.7 million, $8.1 million and $4.8 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income increased by $297.7 million, or 23.6%, to $1.56 billion at December 31, 2006 from $1.26 billion at December 31, 2005. Total loans net of unearned income were $1.02 billion, $757.0 million and $524.5 million at December 31, 2004, 2003 and 2002, respectively. Total loans net of unearned income as a percentage of total assets were 77.7%, 75.8%, 80.6%, 77.0%, and 75.7% for 2006, 2005, 2004, 2003 and 2002, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.18 billion, $1.01 billion, $859.0 million, $607.6 million, and $400.4 million, as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Real estate secured loans as a percentage of total loans were 75.8%, 80.1%, 84.2%, 80.3%, and 76.3% at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Due to the slowdown of the California real estate market and our target marketing efforts for unsecured business and commercial loans, the composition of real estate secured loans have decreased in 2006 and we believe there will be further decreases going forward. We offer a wide selection of residential mortgage programs, including non traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding at the end of 2006 and 2005 was $40.6 million and $43.3 million, respectively and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2006 were $4.6 million and $1.1 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $8.0 million and $3.6 million, respectively, at December 31, 2005.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $278.2 million, $190.8 million, $136.0 million, $126.6 million, and $98.0 million at the end of 2006, 2005, 2004, 2003 and 2002, respectively. Commercial and industrial loans were 17.8%, 15.1%, 13.3%, 16.7%, and 18.7% as a percentage of total loans at the end of 2006, 2005, 2004, 2003 and 2002, respectively. Such increases in recent years were mainly caused by our marketing strategy targeted for the relationship-based accounts, such as unsecured business and commercial loans.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. With our target marketing for them, the consumer loans continued to increase to $53.1 million, $42.9 million, $18.8 million, $15.0 million, and $12.3 million, at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Consumer loans as a percentage of total loans are however still minimal. Management anticipates further increases in consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans are generally extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. Since then, construction loans increased to $46.3 million and $17.4 million, respectively at the end of 2006 and 2005, as compared with $7.0 million, $7.8 million, and $13.8 million, respectively, at the end of 2004, 2003, and 2002. Construction loans as a percentage of total loans also increased to 3.0% at the end of 2006 from 1% to 2% in prior years. We expect to expand our construction lending activities with this specialized capacity under the guidance of the Commercial Loan Center.

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

The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
	2006	2005	2004	2003	2002
Construction	$46,285	$17,366	$6,972	$7,845	$13,777
Real estate secured	1,183,030	1,011,513	858,998	607,561	400,446
Commercial and industrial	278,165	190,796	135,943	126,631	97,998
Consumer	53,059	42,885	18,810	14,969	12,320
Total loans net of unearned income	$1,560,539	$1,262,560	$1,020,723	$757,006	$524,541

Participation loans sold and serviced by the Company	$336,652	$273,876	$235,534	$180,558	$126,346
Construction	3.0%	1.4%	0.7%	1.0%	2.6%
Real estate secured	75.8%	80.1%	84.2%	80.3%	76.3%
Commercial and industrial	17.8%	15.1%	13.3%	16.7%	18.7%
Consumer	3.4%	3.4%	1.8%	2.0%	2.4%
Total loans net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2006. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at December 31, 2006 before netting unearned income totaling $9.0 million and the gross amount of non accrual loans of $9.4 million is not included:

Loan Maturities and Repricing Schedule

	At December 31, 2006,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$42,843	$-	$-	$42,843
Real estate secured	899,198	246,425	36,915	1,182,538
Commercial and industrial	274,386	5,219	3,240	282,845
Consumer	27,976	23,865	78	51,919
Total loans	$1,244,403	$275,509	$40,233	$1,560,145
Loans with variable (floating) interest rates	$1,181,125	$26,999	$1,299	$1,209,423
Loans with predetermined (fixed) interest rates	$63,278	$248,510	$38,934	$350,722

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California have generally increased. However in 2006, we have started to see below-trend growth in GDP and a slowdown of the real estate market in California. Given the current economic conditions, no assurance can be given that property values will not significantly decrease.

Nonperforming Assets

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other nonperforming assets.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. Other nonperforming assets, mainly other real estate owned (OREO) and repossessed vehicles, consist of properties acquired by foreclosure or similar means that management intends to offer for sale.

Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of nonperforming loans prior to 2006. However, the general economic condition of the United States as well as the local economies in which we do business has shown a slowdown as the housing sector has cooled in 2006 and the transition to below-trend GDP growth has started. This transition of the economy affected our borrowers’ strength and our nonperforming loans increased to $6.8 million at the end of 2006, as compared with $2.5 million, $2.7 million, $3.7 million, and $3.5 million at the end of 2005, 2004, 2003, and 2002, respectively. At December 31, 2006, the nonperforming loans as a percentage of total loans therefore increased from 0.20% and 0.26% at December 31, 2005 and 2004, respectively, but still relatively low at 0.44% and lower than 0.50% and 0.66%, respectively, at the end of 2003 and 2002 when some of our borrowers were negatively affected by the then economic conditions.

At December 31, 2006, we had $233,000 as other nonperforming assets, the majority of which were represented by one OREO ($138,000) foreclosed in 2005 and subsequently sold at a small loss in January 2007. At the end of 2005, we had three OREO as other nonperforming assets in an amount of $294,400, which were subsequently sold without significant losses. At the end of 2003, our only nonperforming asset was a single-family residence in an amount of $377,000, which was subsequently sold without a significant loss. We had no other nonperforming assets at the end of 2004 and 2002. Together with OREO and repossessed vehicles, we managed the ratio of nonperforming assets as a percentage of total loans and other nonperforming assets at a relatively low level for the past five years, equaling 0.45%, 0.22%, 0.26%, 0.54%, and 0.66% as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2006. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2006, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccrual loans:[1]
Real estate secured	$2,530	$1,171	$2,242	$3,086	$2,074
Commercial and industrial	2,342	341	401	543	479
Consumer	930	292	-	-	-
Total	5,802	1,804	2,643	3,629	2,553
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	-	-	-	-	875
Real estate secured	209	553	-	-	-
Commercial and industrial	838	111	-	29	-
Consumer	-	-	42	67	7
Total	1,047	664	42	96	882
Restructured loans:[2,3]
Real estate secured	-	-	-	-	-
Commercial and industrial	-	-	14	23	32
Consumer	-	-	-	-	-
Total	-	-	14	23	32
Total nonperforming loans	6,849	2,468	2,699	3,748	3,467
Repossessed vehicles	95	-	-	-	-
Other real estate owned	138	294	-	377	-
Total nonperforming assets	$7,082	$2,763	$2,699	$4,125	$3,467

Nonperforming loans as a percentage of total loans	0.44%	0.20%	0.26%	0.50%	0.66%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.45%	0.22%	0.26%	0.54%	0.66%
Allowance for loan losses as a percentage of nonperforming loans	272.38%	567.15%	411.63%	240.45%	182.95%

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

During the 4th quarter of 2006, we enhanced our methodology for estimating allowance for loan losses. We started the credit loss migration analysis in 2003 on a cumulative basis, with 5 years’ historical loss data tracing back to 1998. Since then, the loss horizon has been unchanged with the same starting point of 1998, due to negligible loss experience in the past 3 years and the fact that the migration analysis requires several years for it to be set into a fully operating mode. After a passage of 3 years, which is deemed to be an appropriate time span for the migration analysis framework to be stabilized and for all the issues on the settings thereof to be identified, our methodology had been until recently under consideration for refinement in the near future. In such courses of events, a new Interagency Policy Statement on ALLL was publicized on December 13, 2006, which further prompted the foregoing cause.

1During the fiscal year ended December 31, 2006, no interest income related to these loans was included in net income. Additional interest income of approximately $621,000 would have been recorded during the year ended December 31, 2006, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2006 or, if not outstanding throughout the fiscal year ended December 31, 2006, since origination.

2 A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

3 During the fiscal year ended December 31, 2006, approximately $0 of interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2006, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2006.

Two major changes have been made. The first change was the change of the loss horizon (look-back period) for the historic loss ratio calculation from cumulative basis to 5 years moving average, which is more in line with the average lives of our loans. Also, the weights given to each period were adjusted. Prior to the change, the same weights have been assigned to all analysis periods, which may have allowed the aged loan losses to have undue influence on the reserve factors. Therefore, a change was made so that the highest weight of 5 is given to the most recent year, which is to be reduced by 1 each year going back. The foregoing change is also in line with the new Interagency Policy Statement on ALLL stating that “During periods of economic stability in an institution’s market, a relatively long period of time may be appropriate. However, during periods of significant economic expansion or contraction, the relevance of data that are several years old may be limited”. The second change was made on the scale and the format of the Qualitative Adjustment. The Company’s maximum scale prior to change was from -50% to +50% for each of 12 factors. In order to make it more in line with the industry average, the scale has been revised so that the maximum adjustment shall not exceed 50% of general allocation. The format of the Qualitative Adjustment was also revised so that factors with multiple subfactors are more objectively assessed.

As a result of these changes, we reduced the allowance for loan losses by $1.5 million as of December 31, 2006. The first change reduced the second phase allocation (Review of pools of loans with similar characteristics in the phase of methodology table below) by $1.6 million and the second change increased the third phase allocation (judgmental estimate based on qualitative factors in the phase of methodology table below) by $100,000.

With the economic transition addressed in “Nonperforming Assets” above, the net charge-offs in 2006 increased to $1.8 million as compared with $324,000, $908,000, and $102,000, respectively in 2005, 2004 and 2003. The net charge-offs in 2006 included $1.1 million consumer loan charge-offs, the majority of which were the charge-offs of authomobile loans, including automobile inventory financing, extended in connection with two used car dealers who closed down their businesses in the mid 2006. This $1.8 million net charge-offs represents 0.13% of average total loans in 2006, higher than 0.03%, 0.10%, and 0.02%, respectively, in 2005, 2004, and 2003. It was however lower than $2.4 million net charge-offs or 0.54% of average total loans in 2002 when the weak business climate adversely impacted the financial condition of a certain number of our clients.

In order to keep pace with the increase of nonperforming loans and our loan portfolio, we increased our allowance for loan losses by 33.25%, or $4.7 million, to $18.7 million at December 31, 2006, as compared with $14.0 million at December 31, 2005. Such allowances were $11.1 million, $9.0 million, and $6.3 million at December 31, 2004, 2003, and 2002, respectively. With the continued increase of the allowance for loan losses in recent years, we were able to maintain the adequate ratio of allowance for loan losses to total loans at 1.20%, 1.11%, 1.09%, 1.19%, and 1.21% at the end of 2006, 2005 2004, 2003, and 2002, respectively. Management believes that the current ratio of 1.20% is in line with our peer group average and adequate for our loan portfolio because the level of total non-performing loans as of December 31, 2006 was relatively low at 0.44% of total loans.

Although management believes the allowance at December 31, 2006 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

With the foregoing new changes in effect, as of December 31, 2006 and 2005, our allowance for loan losses consisted of amounts allocated from three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of December 31,
	2006	2005
Specific review of individual loans	$1,779,560	$392,380
Review of pools of loans with similar characteristics	13,424,657	11,345,551
Judgmental estimate based on various qualitative factors	3,449,865	2,261,371

The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balances:
Average total loans outstanding during year	$1,423,513	$1,132,829	$905,556	$629,466	$445,548
Total loans outstanding at end of year	1,560,539	1,262,560	1,020,723	757,005	524,541
Allowance for loan losses:
Balances at beginning of year	13,999	11,111	9,011	6,343	5,559
Actual charge-offs:
Real estate secured	138	127	-	306	106
Commercial and industrial	883	866	1,230	623	2,681
Consumer	1,141	107	139	23	41
Total charge-offs	2,162	1,100	1,369	952	2,828
Recoveries on loans previously charged off
Real estate secured	146	30	-	-	10
Commercial and industrial	148	708	419	848	427
Consumer	26	37	42	2	5
Total recoveries	320	775	461	850	442
Net loan charge-offs	1,842	324	908	102	2,386
Allowance for loan losses acquired in LBNY acquisition	601	-	-	-	-
Provision for loan losses	6,000	3,350	3,567	2,783	3,170
Less: provision for losses on off balance sheet item	104	137	559	13
Balance at end of year	$18,654	$13,999	$11,111	$9,011	$6,343
Ratios:
Net loan charge-offs to average total loans	0.13%	0.03%	0.10%	0.02%	0.54%
Allowance for loan losses to total loans at end of year	1.20%	1.11%	1.09%	1.19%	1.21%
Net loan charge-offs to allowance for loan losses at end of year	9.88%	2.32%	8.17%	1.13%	37.62%
Net loan charge-offs to provision for loan losses	30.70%	9.68%	25.46%	3.68%	75.27%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
Applicable to:	2006	2005	2004	2003	2002
Construction	$352	$152	$66	$80	$140
Real estate secured	9,933	9,751	8,081	6,991	4,583
Commercial and industrial	7,164	3,742	2,796	1,852	1,597
Consumer	1,205	354	168	88	23
Total Allowance	$18,654	$13,999	$11,111	$9,011	$6,343
Construction	1.89%	1.09%	0.59%	0.89%	2.21%
Real estate secured	53.24%	69.65%	72.73%	77.58%	72.25%
Commercial and industrial	38.41%	26.73%	25.17%	20.55%	25.18%
Consumer	6.46%	2.53%	1.51%	0.98%	0.36%
Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2006:

(Dollars in thousands)

	Total	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years
FHLB borrowings	$20,764	$-	$20,764	$-	$-
Junior subordinated debenture	71,430	4,456	4,774	653	61,547
Operating leases	11,438	2,579	4,563	1,983	2,313
Time deposits	1,005,606	999,825	5,595	12	174
Total	$1,109,238	$1,006,860	$35,696	$2,648	$64,034

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2006, 2005 and 2004, we had commitments to extend credit of $141.2 million, $104.3 million, and $69.5 million, respectively. Obligations under standby letters of credit were $9.5 million, $2.5 million, and $2.8 million, for 2006, 2005 and 2004, respectively, and the obligations under commercial letters of credit were $14.8 million, $11.4 million, and $9.3 million for the same periods.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2006, 2005 and 2004, we had $130 million, $126 million and $45 million, respectively, in federal funds sold and repurchase agreements, and $0, $500,000, and $0, respectively, in interest bearing deposits in other financial institutions.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. We classify our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. At December 31, 2006 and 2005, we had no MMPS, but at the end of 2004 we had $10 million in money market preferred stock (“MMPS”), which is classified as available-for-sale securities. MMPS is a form of equity security having characteristics similar to money market investments such as commercial paper and offers attractive tax-equivalent yields with a 70% dividend received deduction. MMPS is re-auctioned every 49 or 90 days.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2006		As of December 31, 2005		As of December 31, 2004
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$14,000	$13,845	$19,993	$19,684	$28,073	$27,976
Collateralized mortgage obligation	196	181	248	229	379	371
Municipal securities	425	419	2,619	2,598	810	814
Corporate securities	-	-	-	-	-	-

Available for Sale:
Securities of government sponsored enterprises	87,809	87,511	77,882	76,981	39,945	39,732
Mortgage backed securities	21,033	20,917	23,451	23,158	27,794	27,740
Collateralized mortgage obligation	38,650	38,260	26,302	25,870	4,389	4,291
Corporate securities	13,445	13,387	8,132	8,047	3,994	3,950
Municipal securities	7,725	7,763	4,661	4,594	-	-
Money market preferred stock	-	-	-	-	10,000	10,000
Total investment securities	$183,283	$182,283	$163,288	$161,161	$115,384	$114,874

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2006:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$-	-	$12,000	4.14%	$2,000	3.93%	$-	-	$14,000	4.11%
Collateralized mortgage obligation	-	-	196	3.97%	-	-	-	-	196	3.97%
Municipal securities	-	-	425	4.12%	-	-	-	-	425	4.12%
Available-for-sale:
Securities of government sponsored enterprises	34,896	4.43%	50,651	4.81%	1,964	4.17%	-	-	87,511	4.65%
Mortgage backed securities	11,425	4.61%	7,278	4.51%	274	5.67%	1,940	5.95%	20,917	4.71%
Collateralized mortgage obligation	-	-	38,260	5.16%	-	-	-	-	38,260	5.16%
Corporate securities	6,333	4.88%	5,121	5.58%	1,933	4.46%	-	-	13,387	5.09%
Municipal securities	-	-	397	3.66%	2,280	3.72%	5,086	4.06%	7,763	3.94%
Total investment securities	$52,654	4.53%	$114,328	4.87%	$8,451	4.11%	$7,026	4.58%	$182,459	4.72%

Our investment securities holdings increased by $20.9 million, or 13.0%, to $182.5 million at December 31, 2006, compared to holdings of $161.5 million at December 31, 2005. Holdings at December 31, 2004 were $115.0 million. Total investment securities as a percentage of total assets were 9.1% and 9.8% at December 31, 2006 and 2005, respectively, compared to 9.1% at December 31, 2004. As of December 31, 2006, investment securities having a carrying value of $158.5 million were pledged to secure certain deposits.

As of December 31, 2006, held-to-maturity securities, which are carried at their amortized costs, decreased to $14.6 million from $22.9 million and $29.3 million at December 31, 2005 and 2004, respectively. Available-for-sale securities, which are stated at their fair market values, increased to $167.8 million at December 31, 2006 from $138.7 million and $85.7 million at December 31, 2005 and 2004, respectively. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, respectively(dollars in thousands):

As of December 31, 2006

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligations	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage-backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Municipal securities	-	-	3,802	(34)	3,802	(34)
Corporate securities	-	-	2,929	(68)	2,929	(68)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)
As of December 31, 2005

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligation	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage backed securities	8,631	(136)	8,075	(186)	16,706	(322)
Municipal securities	5,553	(89)	-	-	5,553	(89)
Corporate securities	982	(17)	1,927	(67)	2,909	(84)
	$82,517	$(1,035)	$54,454	$(1,121)	$136,971	$(2,156)

As of December 31, 2006, the total unrealized losses less than 12 months old were $60,000, and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.8 million at December 31, 2006, and those with unrealized losses more than 12 months old were $99.5 million. As of December 31, 2005, the total unrealized losses less than 12 months old were $1.0 million and total unrealized losses more than 12 months old were $1.1 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $82.5 million at December 31, 2005, and those with unrealized losses more than 12 months old were $54.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. As of December 31, 2006 and 2005, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006 and 2005, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the BOLI.

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

In 2003, we also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions.

The balances of other earning assets as of December 31, 2006 and December 31, 2005 were as follows:

Type	Balance as of December 31, 2006	Balance as of December 31, 2005
BOLI	$15,636,000	$15,099,000
LIHTCF	4,206,000	2,350,000
Federal Home Loan Bank Stock	7,542,000	6,182,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at December 31, 2006, 2005 and 2004 were $1.75 billion, $1.41 billion and $1.10 billion, respectively, representing an increase of $342.5 million, or 24.3%, in 2006 and $310.8 million, or 28.3%, in 2005. The average deposits for the years ended December 31, 2006, 2005 and 2004 were $1.58 billion, $1.23 billion, and $984.4 million, respectively, representing an increase of $347.5 million, or 28.3%, in 2006, and of $242.9 million, or 24.7%, in 2005.

After 2004, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Despite our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits over the average total deposits increased to 54.8% and 52.9%, respectively, in 2006 and 2005 as compared with 49.9% in 2004. We believe that our regional diversification into the Texas and New York markets together with our core-deposit campaign launched late 2006, that gives incentives to the branches achieving the assigned core deposit goals, will reduce our level of time deposit reliance going forward.

The average rate paid on time deposits in denominations of $100,000 or more increased to 5.11% in 2006 as compared with 3.49% in 2005, which previously increased from 2.33% in 2004. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, noninterest-bearing	$310,031		$286,966		$251,762
Money market	356,602	4.25%	247,313	2.93%	193,120	1.87%
Super NOW	20,853	1.18%	21,446	0.87%	21,542	0.77%
Savings	25,093	1.32%	22,878	0.73%	26,322	0.75%
Time certificates of deposit in denominations of $100,000 or more	706,729	5.11%	532,207	3.49%	373,888	2.33%
Other time deposits	155,741	4.58%	116,698	3.20%	117,723	2.54%
Total deposits	$1,575,049	3.74%	$1,227,508	2.44%	$984,357	1.59%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2006 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2006

(Dollars in Thousands)

Three months or less	$415,017
Over three months through six months	180,523
Over six months through twelve months	214,595
Over twelve months	1,971
Total	$812,106

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only two customers, including the California State Treasury, had a deposit balance of more than 3% of total deposits in 2004. At December 31, 2006 and 2005, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $5.2 million at December 31, 2006 from $23.0 million and $47.3 million, at December 31, 2005 and 2004, respectively, in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for fiscal years 2006 and 2005:

(Dollars in thousands)	2006	2005
Balance at year-end	$20,000	$61,000
Average balance during the year	$39,108	$56,151
Maximum amount outstanding at any month-end	$56,000	$61,000
Average interest rate during the year	3.83%	3.13%
Average interest rate at year-end	3.68%	3.51%

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

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.47% at December 31, 2006, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part at par prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for holding company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.21% at December 31, 2006, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.15% at December 31, 2006, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after March 17, 2010.

September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In September 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust III, which issued $15 million in trust preferred securities.  Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the “September 2005 debenture”) in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities will be fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2010.

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

Under the final rule, as of December 31, 2006, Wilshire Bancorp counted the full amount ($50.0 million) of trust preferred securities as Tier 1 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2006, 2005 and 2004 totaled approximately $378.6 million, $355.2 million and 205.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 18.8%, 21.3% and 16.3% at December 31, 2006, 2005 and 2004, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and reasonable cost, we limit our use to 50% of our borrowing capacity, as such borrowing does not qualify as core funds. As of December 31, 2006, our borrowing capacity from the FHLB was about $428 million and the outstanding balance was $20 million, or approximately 4.7% of our borrowing capacity. As of December 31, 2006, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in this Annual Report on Form 10-K for additional information regarding regulatory capital requirements.

At December 31, 2006, total shareholders’ equity increased by $36.5 million, after declaring cash dividends of $5.8 million, to $149.6 million from $113.1 million at December 31, 2005. Such additional capital was primarily derived from internally generated operating income ($33.9 million) and the additional shares issued in connection with the Liberty Bank acquisition ($5.9 million). In 2005, total shareholders’ equity also grew by $24.8 million from $88.3 million at December 31, 2004, after declaring cash dividends of $4.6 million, primarily from internally generated operating income of $27.8 million. Our equity also increased by the share-based compensation and other comprehensive income.

For the regulatory capital ratio computation purpose, we considered the Junior Subordinated Debentures of $61.5 million, which consists of $10 million issued by the Bank and $51.5 million issued by the Company in connection with the issuance of $50 million trust preferred securities. As of December 31, 2005, Wilshire Bancorp accounted for $38.0 million of such securities as Tier 1 capital and $22.0 million as Tier 2 capital. As of December 31, 2006, the portion qualified for Tier 1 capital increased to $50.0 million, reducing the portion for Tier 2 capital to $10 million. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

As of December 31, 2006, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Company as of:
Wilshire Bancorp, Inc.	Capitalized Standards	Capitalized Standards	December 31, 2006	December 31, 2005
Total capital to risk-weighted assets	10%	8%	13.63%	14.41%
Tier I capital to risk-weighted assets	6%	4%	11.81%	11.60%
Tier I capital to adjusted average assets	5%	4%	9.79%	9.39%

	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Bank as of:
Wilshire State Bank	Capitalized Standards	Capitalized Standards	December 31, 2006	December 31, 2005	December 31, 2004
Total capital to risk-weighted assets	10%	8%	13.51%	13.05%	11.92%
Tier I capital to risk-weighted assets	6%	4%	11.68%	11.15%	9.84%
Tier I capital to adjusted average assets	5%	4%	9.69%	9.04%	8.33%

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in a case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 for the Company. The Company does not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company does not expect the adoption SFAS No. 156 to have a material impact on the consolidated financial statements or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in income taxes (“FIN 48”) which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 on January 1, 2007, and this adoption is not expected to have a material impact on the consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the change occur through comprehensive income of the business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures. The Company adopted SFAS No. 158 effective on December 15, 2006, and the adoption of SFAS No. 158 has not had a material impact on the consolidated financial statements or results of operations.

In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the consolidated financial statements and results of operations.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year after November 15, 2007. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements and results of operations.

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

Interest rate risk management involves development, analysis, implementation and monitoring of earnings to provide stable earnings and capital levels during periods of changing interest rates. In the management of interest rate risk, we utilize monthly gap analysis and quarterly simulation modeling to determine the sensitivity of net interest income and economic value of equity. These techniques are complementary and are used together to provide a more accurate measurement of interest rate risk.

Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be “asset-sensitive” for that period. Conversely, if repricing liabilities exceed repricing assets, we would be deemed to be “liability-sensitive” for that period.

The significant balance of noninterest bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At December 31, 2006, our position appeared balanced for a one-year timeframe with a negligible liability-sensitive cumulative gap (minus 2.5% of average interest-earning assets). We do not anticipate a major change in our net interest margin as we expect such repricing gap, if occurred, to be eliminated within a year.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or a “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate sensitivity gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect our interest rate sensitivity in subsequent periods. We attempt to balance longer-term economic views against prospects for short-term interest rate changes.

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALM committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value (“NPV”) to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments and accounts for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

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

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 20.0% positive gap for the three-month timeframe. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and NPV could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2006
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans[1]	$1,190,550	$53,853	$275,509	$40,233	$1,560,145
Investment securities	21,955	30,699	114,328	15,477	182,459
Federal funds sold and cash equivalents agreement to resell	130,003	-	-	-	130,003
Interest-earning deposits	-	-	-	-	-
Total	$1,342,508	$84,552	$389,837	$55,710	$1,872,607

Interest-bearing liabilities:
Savings deposits	$29,020	$-	$-	$-	$29,020
Time deposits of $100,000 or more	418,215	391,920	1,871	100	812,106
Other time deposits	47,571	109,875	3,477	10	160,933
Other interest-bearing deposits	430,603	-	-	-	430,603
Other borrowings demand deposits	-	-	20,000	-	20,000
Subordinate debentures	46,083	-	15,464	-	61,547
Total	$971,492	$501,795	$40,812	$110	$1,514,210

Interest rate sensitivity gap	$371,016	($417,243)	$349,025	$55,600	$358,398
Cumulative interest rate sensitivity gap	$371,016	($46,227)	$302,798	$358,398
Cumulative interest rate sensitivity gap ratio (based on total assets)	20.04%	-2.50%	16.35%	19.36%

The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2006.

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	$116,696	17.2%	$302,352	7.8%
+100	107,672	8.1%	293,034	4.5%
0	99,572	-	280,543	-
-100	96,059	-3.5%	262,009	-6.6%
-200	87,201	-12.4%	239,096	-14.8%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit to purchase rate caps and floors and interest rate swaps, although we only engaged once in the interest rate swap agreement in September 2003 on the notional amount of $3 million which was subsequently terminated without any gain or loss by mutual agreement between us and a brokerage company in January 2004.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

1 Excludes the gross amount of non-accrual loans of approximately $9.4million at December 31, 2006.

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Wilshire Bancorp, Inc. and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 13, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 13, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to shareholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

(3) Exhibits

Exhibit Table

Reference Number	Item

3.1	Articles of Incorporation, as amended [1]

3.2	Bylaws, as amended [1]

4.1	Specimen of Common Stock Certificate [1]

4.2	Indenture of Subordinated Debentures dated as of September 19, 2002 [2]

4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [3]

4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003

4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003

4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005

4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005

4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005

4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005

4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005

4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005

10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office - 1st floor) [1]

10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch) [1]

10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [1]

10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch) [1]

10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc. [1,11]

10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [4]

10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office) [4]

10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office) [5]

10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter - 14th floor) [6]

10.10	Lease dated July 18, 2000 between the Company and 183 Townsend Corporation (San Jose Business Lending Office) [6]

10.11	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office) [6]

10.12	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office) [6]

10.13	Sublease dated January 26, 2001 between the Company and California Federal Bank, a federal savings bank (Valley Office) [6]

10.14	Employment Agreement for Soo Bong Min, Chief Executive Officer and President [10,11]

10.15	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office) [7]

10.16	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office) [7]

10.17	Survivor income plan and exhibit thereto (Split dollar agreement) [8,11]

10.18	Stock Purchase Agreement by and between Wilshire Bancorp, Inc. and Texas Bank dated January 29, 2004 [3]

11	Statement Regarding Computation of Net Earnings per Share [9]

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

10 Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on April 11, 2006.

11 Indicates a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	WILSHIRE BANCORP, INC. a California corporation

	By:	/s/ Brian E. Cho
Brian E. Cho Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH	Chairman and Director	March 16, 2007
Steven Koh

/s/ SOO BONG MIN	President, Chief Executive	March 16, 2007
Soo Bong Min	Officer and Director

/s/ LARRY D. GREENFIELD, M.D.	Director	March 16, 2007
Larry D. Greenfield, M.D.

/s/ KYU-HYUN KIM	Director	March 16, 2007
Kyu-Hyun Kim

/s/ MEL ELLIOT	Director	March 16, 2007
Mel Elliot

/s/ RICHARD Y. LIM	Director	March 16, 2007
Richard Y. Lim

/s/ FRED F. MAUTNER	Director	March 16, 2007
Fred F. Mautner

/s/ YOUNG H. PAK	Director	March 16, 2007
Young H. Pak

/s/DONALD BYUN	Director	March 16, 2007
Donald Byun

/s/ HARRY SIAFARIS	Director	March 16, 2007
Harry Siafaris

/s/ GAPSU KIM	Director	March 16, 2007
Gapsu Kim

/s/ BRIAN E. CHO	Chief Financial Officer and	March 16, 2007
Brian E. Cho	Corporate Secretary

Wilshire Bancorp, Inc.
Financial Statements as of December 31, 2006
and 2005 and for Each of the Three Years in the
Period Ended December 31, 2006 and
Report of Independent Registered Public
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 13, 2007

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2006 and 2005

	2006	2005

ASSETS
Cash and due from banks	$75,243,346	$68,205,078
Federal funds sold and other cash equivalents	130,003,268	126,002,978
Cash and cash equivalents	205,246,614	194,208,056

Interest-bearing time deposits in other financial institutions	-	500,000
Securities available for sale, at fair value (amortized cost of $168,662,357 and $140,428,100
at December 31, 2006 and 2005, respectively)	167,837,734	138,650,270
Securities held to maturity, at amortized cost (fair value of $14,445,714 and $22,510,961
at December 31, 2006 and 2005, respectively)	14,620,870	22,860,200
Interest-only strips, at fair value (amortized cost of $1,008,064 and $1,493,344
at December 31, 2006 and 2005, respectively)	1,130,006	1,501,866
Loans held for sale—at the lower of cost or market	5,496,421	21,796,677
Loans receivable, net of allowance for loan losses of $18,654,082 and $13,999,302
at December 31, 2006 and 2005, respectively	1,536,388,815	1,226,763,867
Bank premises and equipment—net	10,464,600	8,955,872
Federal Home Loan Bank stock, at cost—net	7,541,700	6,181,700
Accrued interest receivable	10,049,265	6,891,670
Other real estate owned—net	138,000	294,400
Deferred income taxes—net	9,722,008	8,114,343
Servicing assets	5,080,466	4,682,848
Due from customers on acceptances	2,385,134	3,220,846
Cash surrender value of life insurance	15,635,773	15,098,770
Goodwill	6,674,772	-
Core deposit intangible	1,532,485	-
Favorable lease intangible	352,231	-
Other assets	8,186,927	6,552,033
TOTAL	$2,008,483,821	$1,666,273,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$319,310,552	$292,170,888
Interest bearing:
Savings	29,019,943	19,585,805
Time deposits of $100,000 or more	812,105,950	630,662,463
Other time deposits	160,933,032	142,944,546
Money market accounts and other	430,603,175	324,101,535
Total deposits	1,751,972,652	1,409,465,237
Federal Home Loan Bank borrowings	20,000,000	61,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	12,006,124	6,898,196
Acceptances outstanding	2,385,134	3,220,846
Other liabilities	10,937,886	11,038,271
Total liabilities	1,858,848,796	1,553,169,550

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding,
29,197,420 shares and 28,630,600 shares at December 31, 2006 and 2005,
respectively	49,122,536	41,340,448
Accumulated other comprehensive loss, net of tax expense (benefit) of $448,036
and ($581,119) at December 31, 2006 and 2005, respectively	(407,612)	(1,026,202)
Retained earnings	100,920,101	72,789,622
Total shareholders’ equity	149,635,025	113,103,868
TOTAL	$2,008,483,821	$1,666,273,418

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$127,840,571	$89,627,755	$55,943,023
Interest on investment securities and deposits in
other financial institutions	8,673,540	4,864,602	3,049,812
Interest on federal funds sold and other cash equivalents	4,885,559	2,796,128	805,113
Total interest income	141,399,670	97,288,485	59,797,948

INTEREST EXPENSE:
Deposits	58,943,556	29,914,136	15,663,227
Interest on other borrowings	5,879,725	4,426,541	1,799,329
Total interest expense	64,823,281	34,340,677	17,462,556

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	76,576,389	62,947,808	42,335,392

PROVISION FOR LOSSES ON LOANS AND
LOAN COMMITMENTS	6,000,000	3,350,000	3,566,711

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	70,576,389	59,597,808	38,768,681

NONINTEREST INCOME:
Service charges on deposit accounts	9,554,319	7,546,982	7,378,636
Gain on sale of loans	11,641,936	8,310,229	8,831,677
Loan-related servicing fees	2,098,987	1,996,916	2,372,577
Loan referral fees	172,894	232,967	112,520
Loan packaging fees	434,509	386,370	375,835
Income from other earning assets	1,045,457	874,240	639,151
Other income	1,451,906	1,129,756	1,286,515
Total noninterest income	26,400,008	20,477,460	20,996,911

NONINTEREST EXPENSES:
Salaries and employee benefits	23,823,348	19,226,244	14,581,480
Occupancy and equipment	4,554,096	3,465,388	2,730,432
Data processing	2,449,883	1,916,911	1,643,822
Loan referral fees	1,522,812	1,283,981	1,202,020
Outsourced service for customers	1,348,752	1,434,853	1,301,680
Advertising and promotional	1,256,260	965,939	652,126
Professional fees	1,143,062	857,959	1,429,831
Office supplies	708,936	654,456	573,344
Directors’ fees	535,068	492,630	460,110
Communications	461,573	428,232	337,999
Investor relations	262,465	378,465	398,545
Deposit insurance premiums	186,502	154,768	132,462
Amortization of core deposit intangible	107,575
Amortization of favorable lease intangible	77,253
Other operating	2,794,421	2,303,017	1,839,500
Total noninterest expenses	41,232,006	33,562,843	27,283,351

INCOME BEFORE INCOME TAX PROVISION	55,744,391	46,512,425	32,482,241

INCOME TAX PROVISION	21,802,732	18,752,776	13,023,933

NET INCOME	$33,941,659	$27,759,649	$19,458,308
EARNINGS PER SHARE:
Basic	$1.17	$0.97	$0.70
Diluted	$1.16	$0.96	$0.68
Average shares outstanding for basic earning per share	28,986,217	28,544,474	27,623,766
Average shares outstanding for diluted earning per share	29,330,732	28,913,542	28,515,882

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE—January 1, 2004	25,902,728	$28,391,427	$203,331	$30,146,583	$58,741,341

Stock options exercised	2,239,742	1,814,639			1,814,639
Tax benefit from stock options exercised		8,720,364			8,720,364
Comprehensive income:
Net income				19,458,308	19,458,308
Other comprehensive income:
Change in unrealized loss on
interest-only strips			(57,259)		(57,259)
Change in unrealized loss on
securities available for sale			(407,737)		(407,737)
Change in unrealized gain on
interest swap			37,962		37,962
Comprehensive income					19,031,274

BALANCE—December 31, 2004	28,142,470	38,926,430	(223,703)	49,604,891	88,307,618

Stock options exercised	488,130	480,300			480,300
Cash dividend declared				(4,574,918)	(4,574,918)
Tax benefit from stock options exercised		1,933,718			1,933,718
Comprehensive income:
Net income				27,759,649	27,759,649
Other comprehensive income:
Change in unrealized loss on
interest-only strips			(8,498)		(8,498)
Change in unrealized loss on
securities available for sale			(794,001)		(794,001)
Comprehensive income					26,957,150

BALANCE—December 31, 2005	28,630,600	41,340,448	(1,026,202)	72,789,622	113,103,868

Stock options exercised	238,710	474,028			474,028
Shares issued for acquisition of
Liberty Bank of New York	328,110	5,936,593			5,936,593
Cash dividend declared				(5,811,180)	(5,811,180)
Stock compensation expense		472,219			472,219
Tax benefit from stock options exercised		899,248			899,248
Comprehensive income:
Net income				33,941,659	33,941,659
Other comprehensive income:
Change in unrealized loss on
interest-only strips			65,728		65,728
Change in unrealized loss on
securities available for sale			552,862		552,862
Comprehensive income					34,560,249

BALANCE—December 31, 2006	29,197,420	$49,122,536	$(407,612)	$100,920,101	$149,635,025

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

	2006	2005	2004

DISCLOSURE OF RECLASSIFICATION AMOUNTS
WITHIN ACCUMULATED OTHER COMPREHENSIVE
INCOME (LOSS) FOR DECEMBER 31:
Net unrealized gains (losses) on securities available
for sale arising during year	$953,207	$(1,368,966)	$(431,106)
Less reclassification adjustment for net gains
realized in income	-	-	271,891
Less income tax expense (benefit)	400,345	(574,965)	(295,260)

Net unrealized gains (losses) on securities available for sale	$552,862	$(794,001)	$(407,737)

Net unrealized gains (losses) on interest-only strips
arising during period	$25,400	$(111,957)	$(178,164)
Less reclassification adjustment for impairment	(88,020)	(97,305)	(79,442)
Less income tax expense (benefit)	47,692	(6,154)	(41,463)

Net unrealized gains (losses) on interest-only strips	$65,728	$(8,498)	$(57,259)

Unrealized gains on interest rate swap arising during year,
net of tax expense of $25,308 in 2004	$-	$-	$37,962

See accompanying notes to consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,941,659	$27,759,649	$19,458,308
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization and accretion of investment securities	(86,922)	(18,386)	261,223
Depreciation of premises & equipment	1,350,879	1,002,188	790,186
Amortization of core deposit intangible	107,575	-	-
Amortization of favorable lease intangible	77,253	-	-
Provision for losses on loans and loan commitments	6,000,000	3,350,000	3,566,711
Deferred tax (benefit) provision	(1,515,798)	(2,693,877)	730,255
Loss on disposition of bank premises and
equipment	162,592	20,091	5,537
Net gain on sale of loans	(11,641,936)	(8,310,229)	(8,831,677)
Origination of loans held for sale	(170,440,894)	(149,332,947)	(93,001,291)
Proceeds from sale of loans held for sale	195,318,824	156,465,745	97,655,386
Gain on sale or call of available for sale securities	2,023	-	(271,891)
Recovery of valuation allowance for servicing assets	(172,461)	-	-
Valuation allowance for impairment on servicing assets	-	172,461	-
Impairment on interest-only strips	88,020	97,305	79,442
Loss on sale of other real estate owned	1,023	8,607	3,967
Stock-based compensation cost	472,219	-	-
Change in cash surrender value of life insurance	(537,002)	(562,294)	(434,772)
Servicing assets capitalized	(2,092,104)	(2,037,465)	(2,091,883)
Servicing assets amortization	1,866,947	1,556,130	1,000,592
Decrease (increase) in interest-only strips	397,260	(119,646)	(904,476)
Increase in accrued interest receivable	(2,875,826)	(3,024,665)	(1,181,805)
Increase in other assets	(2,148,713)	(2,497,687)	(1,140,393)
Dividends of Federal Home Loan Bank stock	(344,700)	(217,900)	(120,300)
Tax benefit from exercise of stock options	(899,249)	1,933,718	8,720,364
Increase in accrued interest payable	5,051,954	4,006,489	788,463
(Decrease) increase in other liabilities	(271,646)	2,524,077	(3,601,017)

Net cash provided by operating activities	51,810,977	30,081,364	21,480,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing
deposits in other financial institutions	500,000	(500,000)	199,001
Purchase of securities held to maturity	-	(1,999,000)	(13,987,338)
Proceeds from principal repayment, matured or
called securities held to maturity	8,247,111	8,420,767	8,149,510
Purchase of securities available for sale	(72,200,130)	(120,603,490)	(105,033,528)
Proceeds from sale of securities available for sale	-	-	18,568,500
Proceeds from matured securities available for sale	59,152,691	66,295,345	65,058,451
Net increase in loans receivable	(308,030,809)	(245,553,716)	(271,756,138)
Proceeds from sale of loans	21,230,737	3,967,642	11,307,787
Proceeds from sale of other real estate owned	186,143	299,592	373,233
Purchases of Bank premises and equipment	(1,640,480)	(4,407,353)	(1,478,321)
Purchases of Federal Home Loan Bank stock	(1,015,300)	(1,646,700)	(2,840,500)
Proceeds from redemption of Federal Home
Loan Bank stock	-	54,400	98,800
Purchase of bank owned life insurance	-	(3,000,000)	-
Proceeds from disposition of Bank equipment	4,080	-	5,312
Acquisition of Liberty Bank, net of cash
and cash equivalents acquired	5,906,248	-	-

Net cash used in investing activities	(287,659,709)	(298,672,513)	(291,335,231)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$474,028	$480,300	$1,814,639
Payment of cash dividend	(5,496,533)	(3,429,694)	-
(Decrease) increase in Federal Home Loan Bank borrowings	(41,000,000)	20,000,000	12,000,000
Increase in junior subordinated debentures	-	36,083,000	-
Tax benefit from exercise of stock options	899,249	-	-
Net increase in deposits	292,010,546	310,759,863	242,456,835

Net cash provided by financing activities	246,887,290	363,893,469	256,271,474

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	11,038,558	95,302,320	(13,582,828)

CASH AND CASH EQUIVALENTS—Beginning of year	194,208,056	98,905,736	112,488,564

CASH AND CASH EQUIVALENTS—End of year	$205,246,614	$194,208,056	$98,905,736

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$59,715,354	$30,334,188	$16,674,093
Income taxes paid	$23,387,321	$19,290,905	$7,975,000

SUPPLEMENTAL SCHEDULE OF NONCASH
OPERATING ACTIVITIES:
Other assets transferred to Bank premises
and equipment	$755,227	$91,022	$-
Loans transferred to real estate owned	$-	$602,600	$-
Change in net unrealized gain (loss) on interest-only
strips, net of income tax expense (benefit)	$65,728	$(8,498)	$(57,259)

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
Issuance of common stock pursuant to
acquisition of Liberty Bank (Note 10)	$5,936,593	$-	$-
Change in net unrealized gain (loss) on securities
available for sale, net of income tax expense (benefit)	$552,862	$(794,001)	$(407,737)

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,459,871	$1,145,224	$-
Change in unrealized gain (loss) on interest rate
swap, net of income tax expense	$-	$-	$37,962

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wilshire Bancorp, Inc. (the “Company” or “We”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank’s primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

The Company organized its wholly owned subsidiaries, Wilshire Statutory Trust I, Wilshire Statutory Trust II, and Wilshire Statutory Trust III (collectively “Wilshire Statutory Trusts”), which issued $50 million in trust preferred securities in the past three years. The Company then purchased all of the common interest in the Wilshire Statutory Trusts and issued junior subordinated debentures to the Wilshire Statutory Trusts having terms substantially similar to the trust preferred securities in exchange for the proceeds from the Wilshire Statutory Trust’s trust preferred securities (the “2003 Junior Subordinated Debentures” and the “2005 Junior Subordinated Debentures”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46R (“FIN 46R”), the Wilshire Statutory Trusts are not be reported on a consolidated basis; instead the junior subordinated debentures to the Wilshire Statutory Trusts of $51,547,000 are recorded separately as liabilities, and the investment in the Wilshire Statutory Trusts common stock of $1,547,000 is reported in other assets in the accompanying consolidated statements of financial condition. (See Note 7)

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary, Wilshire State Bank. Inter-company transactions and accounts have been eliminated in consolidation. As noted above in accordance with FIN 46R, the Company does not include Wilshire Statutory Trusts on a consolidated basis.

Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold and securities purchased under agreements to resell, all of which have original maturities of less than 90 days.

Interest-Bearing Time Deposits in Other Financial Institutions—Interest-bearing time deposits in other financial institutions generally mature one year or longer from the origination and are carried at cost.

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

Accreted discounts and amortized premiums on investment securities are included in interest income by the interest method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations.  The Company did not record any other-than-temporary impairment on investment securities in 2006, 2005 and 2004.

In 2006, 2005 and 2004, the Company recognized an other-than-temporary charge of $88,020, $97,305 and $79,442, respectively on its interest-only (“I/O”) strip related to Small Business Administration (“SBA”) loans sold, which were included as a component of non-interest expense. The I/O strips are accounted for like available-for-sale securities; impairment charges reduce the cost basis of the I/O strips and reduce earnings.

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

Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the lives of the loans using the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

Certain SBA loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. The premium on the pro-rata principal of SBA loans sold is recognized as gain on sale of loan at the time of the sale. The remaining portion of the premium related to the unsold principal of the SBA loans, is presented as unearned income in Note 3, is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, using a discount rate of 0.5% above the main note rate, with an average discount rate of 7.5% and a range of constant prepayment rates from 14% to 21% in 2006. During 2005, the discount rate was 1.5% above the main note rate, with an average discount rate of 7.5% and a range of constant prepayment rates from 12% to 16%. During 2004, the discount rate was also 1.5% above the main note rate, with an average discount rate of 7.7% and a range of constant prepayment rates from 14% to 17%. The servicing asset is amortized over the estimated servicing period. The Company has capitalized $2,092,104, $2,037,465 and $2,091,883 of servicing assets and amortized $1,866,947, $1,556,130 and $1,000,592 during the years ended December 31, 2006, 2005 and 2004, respectively. Management periodically evaluates the servicing asset for impairment. An impairment valuation allowance is recorded when the fair value is below the carrying amount. A recovery of the impairment allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. For purposes of measuring impairment, the servicing assets are stratified by collateral type. In 2006, the Company recognized a recovery of valuation allowance for servicing assets of $172,461, and the Company recorded a valuation allowance for the impairment of servicing assets of $172,461 for the year ended December 31, 2005. There was no impairment recognized for the year ended December 31, 2004. The expected yearly amortization of existing servicing assets for each of the years ending 2007 to 2011 is approximately $708,800. An I/O strip is recorded based on the present value of the excess of servicing fees, generally amounts in excess of 1.00%, over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains or losses recorded as an adjustment in accumulated other comprehensive income (loss) in shareholders’ equity. I/O strips are also amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

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

The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, we evaluate each loan except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan’s expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with SFAS No. 5. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio up to additional 50% for each loan pool. The factors currently considered are, but are not limited to, described below. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

• Concentration of Credits: This factor may be adjusted based on the identification of any concentration or significant changes to the level of identified concentrations of credit. A concentration of credit is defined as loans to any single borrower, affiliated group of borrowers, or borrowers engaged in or dependent upon one industry that exceeds 25% of Tier 1 Capital & Reserves. A concentration can also result from an acquisition of a volume of loans from a single source, regardless of the diversity of the individual borrowers.

• Delinquency Trends: The trend of delinquency shall be assessed by the quarterly trend and the comparison with peer average.

• Nature and Volume of Loan Trend: This factor will be adjusted for significant changes in the nature and volume of the loan portfolio.

• Non-Accrual Loan Trend: The trend of non-accrual loans shall be assessed by the quarterly trend and the comparison with peer average.

• Problem Loan Trend: This factor may be adjusted depending on the quarterly trend of criticized and classified loans in the total loans.

• Loss and Recovery Trend: This factor may be adjusted depending on the quarterly trend of the net charge-offs and the comparison with peers.

• Quality of Loan Review: This factor may be adjusted when there has been a noted and significant (as determined and documented from external or internal sources) deterioration or improvement in the loan review system and/or Director’s oversight. An adjustment will generally occur when there had previously been a documented weakness and clear improvement was noted by external sources, or when a significant deterioration was noted by external sources, in the loan review system and/or the degree of oversight by the Directors. In the absence of noted changes to the loan review system and/or the degree of oversight by the Directors, no adjustment will be made.

• Lending and Management Staff: This factor will be adjusted with changes to the experience, ability, and depth of lending management and staff that are significant enough to warrant adjustment to the loss migration ratio. If the staffing or the experience level of lending staff is considered to be adequate (as determined by an external source) then, in general, no adjustment will be made.

• Lending Policies and Procedures: This factor may be adjusted depending on the documented results of external reviews of the policies and procedures, including underwriting standards and collection, charge-off, and recovery practices. The trend of policy or procedure exceptions will also have an impact on this factor. It is the objective of the Directors and Management to maintain at all times adequate policies, procedures, underwriting standards, and practices.

• Economic and Business Conditions: This factor may be adjusted depending on local, regional, and national economic trends and their perceived impact on particular market segments. In the periods of stable economic environment, no adjustment will be made.

• External Factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio: This factor may be adjusted depending on the trend of external factors and their perceived impact on the overall credit risk. In the periods of stable regulatory environment, no adjustment will be made.

• Other adjustments: With a supporting rationale, this factor may be used for adjustments which cannot be addressed by the foregoing factors.

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

Affordable Housing Investments—The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

Goodwill and Other Intangible Assets—The Company recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York as presented in footnote 10. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized, but rather be subject to impairment testing at least annually. In addition, recognized intangible assets are amortized to expense over the projected useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tested goodwill and intangible assets for impairment as of December 31, 2006. There was no impairment in recorded goodwill and intangible assets as of December 31, 2006.

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

Earnings per Share— Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. There was a two-for-one stock split of the Company’s common shares for the shareholders of record at the close of business on December 3, 2004 which was effective on December 14, 2004. All share and per share amounts in this report have been retroactively restated for each stock split.

Stock-Based Compensation—The Company issued stock-based compensation to certain employees, officers, and directors. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, presented in APB Opinion No.25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options.  On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123(R) allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 will be recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123 (Note 8).

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

Recent Accounting Pronouncements— In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in a case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 for the Company. The Company does not expect the adoption SFAS No. 155 to have a material impact on the consolidated financial statements or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. The Company does not expect the adoption SFAS No. 156 to have a material impact on the consolidated financial statements or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in income taxes (“FIN 48”) which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The Company adopted FIN 48 on January 1, 2007, and this adoption is not expected to have a material impact on the consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the change occur through comprehensive income of the business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures. The Company adopted SFAS No. 158 effective on December 15, 2006, and the adoption of SFAS No. 158 has not had a material impact on the consolidated financial statements or results of operations.

In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the consolidated financial statements and results of operations.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year after November 15, 2007. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements and results of operations.

2.	INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$87,808,911	$68,017	$366,377	$87,510,551
Corporate securities	13,444,985	10,491	68,106	13,387,370
CMOs	38,650,218	9,412	399,880	38,259,750
MBS	21,032,910	92,312	208,640	20,916,582
Municipal bonds	7,725,333	66,006	27,858	7,763,481

Total	$168,662,357	$246,238	$1,070,861	$167,837,734

Held to maturity:
Securities of government
sponsored enterprises	$14,000,000	$-	$154,880	$13,845,120
CMOs	195,870	-	14,553	181,317
Municipal bonds	425,000	-	5,723	419,277

Total	$14,620,870	$-	$175,156	$14,445,714

	Amortized	Unrealized	Unrealized	Fair
2005	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$77,881,424	$-	$901,171	$76,980,253
Corporate securities	8,132,375	-	84,519	8,047,856
CMOs	26,301,960	-	432,326	25,869,634
MBS	23,451,404	28,708	321,210	23,158,902
Municipal bonds	4,660,937	-	67,312	4,593,625

Total	$140,428,100	$28,708	$1,806,538	$138,650,270

Held to maturity:
Securities of government
sponsored enterprises	$19,992,752	$-	$308,752	$19,684,000
CMOs	248,101	-	18,930	229,171
Municipal bonds	2,619,347	-	21,557	2,597,790

Total	$22,860,200	$-	$349,239	$22,510,961

Accrued interest and dividends receivable on investment securities totaled $1,357,118 and $1,002,432 at December 31, 2006 and 2005, respectively.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 (dollars in thousands):

2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligations	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage-backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Municipal securities	-	-	3802	(34)	3,802	(34)
Corporate securities	-	-	2,929	(68)	2,929	(68)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$52,380	$(513)	$41,285	$(697)	$93,665	$(1,210)
Collateralized mortgage obligations	14,971	(280)	3,167	(171)	18,138	(451)
Mortgage-backed securities	8,631	(136)	8,075	(186)	16,706	(322)
Municipal securities	5,553	(89)	-	-	5,553	(89)
Corporate securities	982	(17)	1,927	(67)	2,909	(84)
	$82,517	$(1,035)	$54,454	$(1,121)	$136,971	$(2,156)

The unrealized loss positions of our government sponsored enterprises bonds, collateralized mortgage obligations (“CMOs”), mortgage-backed securities (“MBS”), municipal securities, and corporate securities are a function of the volatility of interest rates during 2006 and 2005, in that they are all rated AAA by Standard & Poors (“S&P”), and redeem at maturity or when called at par.

Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

The amortized cost and estimated fair value of investment securities at December 31, 2006, by contractual maturity, are shown below.

	Amortized	Estimated
	Cost	Fair Value

Available for sale:
Due in one year or less	$35,997,302	$35,892,280
Due after one year through five years	63,793,200	63,666,026
Due after five years through ten years	10,567,746	10,469,847
Due after ten years	58,304,109	57,809,581

Total	$168,662,357	$167,837,734

Held to maturity:
Due in one year or less	$-	$-
Due after one year through five years	12,425,000	12,313,777
Due after five years through ten years	2,000,000	1,950,620
Due after ten years	195,870	181,317

Total	$14,620,870	$14,445,714

Securities with amortized cost of approximately $159,458,786 and $132,897,938 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2006 and 2005, respectively. There were no sale transactions of securities available for sale in 2006 and 2005. However, there was one transaction of called securities available for sale in 2006 and the Company recognized realized gains of $2,023. Gross realized gains and losses from the sales and maturities of securities available for sale amounted to $284,411 and $12,520 for the years ended December 31, 2004, respectively.

3.	LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans as of December 31:

	2006		2005
	Loans held for sale	Loans receivable	Loans held for sale	Loans receivable
Commercial loans	$2,184,070	$283,782,964	$3,933,887	$195,629,598
Real estate loans	3,312,351	1,227,250,895	17,862,790	1,012,531,833
Installment loans	-	53,059,374	-	42,885,217
	-	-	-	-
	5,496,421	1,564,093,233	21,796,677	1,251,046,648
Allowance for loan losses	-	(18,654,082)	-	(13,999,302)
Deferred loan fees	-	(1,541,670)	-	(1,801,992)
Unearned income	-	(7,508,666)	-	(8,481,487)

Net loans	$5,496,421	$1,536,388,815	$21,796,677	$1,226,763,867

At December 31, 2006, 2005 and 2004, the Company serviced loans sold to unaffiliated parties in the amounts of $340,573,281, $273,875,923, and $235,534,249, respectively.

The maturity or repricing distribution of the loan portfolio as of December 31, 2006 is as follows:

	Loans held for sale	Loans receivable	Total Loans

Less than one year	$3,507,421	$1,240,895,596	$1,244,403,017
One to five years	-	275,509,191	275,509,191
After five years	1,989,000	38,244,152	40,233,152

Total gross loans	$5,496,421	$1,554,648,939	$1,560,145,360

The rate composition of the loan portfolio as of December 31, 2006 is as follows:

	Loans held for sale	Loans receivable	Total Loans

Fixed rate loans	$690,000	$350,032,713	$350,722,713
Variable rate loans	4,806,421	1,204,616,226	1,209,422,647

Total gross loans	$5,496,421	$1,554,648,939	$1,560,145,360

The amounts on the tables above are the gross loan balance at December 31, 2006 before netting unearned income totaling $9.0 million, and the gross amount of non-accrual loans approximately of $9.4 million is not included.

As of December 31, 2006 and 2005, the government guaranteed portion of total gross loans was $30.7 million and $49.1 million, respectively.

Management believes that as of December 31, 2006 and 2005, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio; however, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions.

In 2006, the Company enhanced the methodology for estimating the allowance for loan losses. The Company shortened its lookback period to a 5 year moving average, which better approximates the average life of the loans in its portfolio, and modified some of the qualitative adjustment factors after evaluating the current economic conditions.

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

The activity in the allowance for loan losses was as follows for the years ended December 31:

	2006	2005	2004
Balance—beginning of year	$13,999,302	$11,111,092	$9,011,071
Provision for loan losses	5,896,142	3,212,631	3,008,015
Loans charged off	(2,161,818)	(1,099,785)	(1,368,717)
Recoveries of charge-offs	319,615	775,364	460,723
Allowance for loan losses acquired from Liberty Bank of New York acquisition	600,841	-	-

Balance—end of year	$18,654,082	$13,999,302	$11,111,092

The activity in the liability for losses on loan commitments was as follows for the years ended December 31:

	2006	2005	2004
Balance—beginning of year	$778,996	$641,627	$82,931
Provision for losses on loan commitments	103,858	137,369	558,696
Allowance for loan commitment acquired from Liberty Bank of New York acquisition	8,000	-	-
Balance—end of year	$890,854	$778,996	$641,627

The following is a summary of impaired loans with and without specific reserve as of December 31, 2006 and 2005:

	2006		2005
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve

Impaired loans without specific reserve	$10,919,204	$-	$1,334,189	$-

Impaired loans with specific reserve	3,721,671	1,867,289	469,985	423,793

Total Impaired loans	$14,640,875	$1,867,289	$1,804,174	$423,793

The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $6,311,883 and $2,112,933, respectively. Interest income of $0, $7,771, and $5,828 was recognized on a cash basis on impaired loans during the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company had loans on non-accrual status of $5,802,012 compared to $1,804,174 at December 31, 2005.

At December 31, 2006, the Company’s secured loans-to-one-borrower limit was $56.5 million based upon the 25% of shareholder’s equity plus the allowance for loan losses and capital notes and debentures. At December 31, 2006, the Company’s largest relationship was a $27 million credit extension to a borrower, which is secured by commercial real estate. This loan was performing in accordance with its terms.

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

Substantially all of the Company’s business is located in California, with a particular concentration in Southern California. Approximately 83% of the Company’s loan portfolio was concentrated in Southern California at December 31, 2006.

Since 2003 we actively involved in the residential mortgage lending and we offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a certain portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding at the end of 2006 and 2005 was $40.6 million and $43.3 million, respectively and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2006 were $4.6 million and $1.1 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $8.0 million and $3.6 million, respectively, at December 31, 2005.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2006	2005

Outstanding balance—beginning of year	$39,475,210	$11,596,037
Credit granted, including renewals	9,133,210	32,338,915
Repayments	(13,051,770)	(4,459,742)

Outstanding balance—end of year	$35,556,650	$39,475,210

Income from these loans totaled approximately $2,944,082, $1,799,474 and $617,235 for the years ended December 31, 2006, 2005 and 2004, respectively, and is reflected in the accompanying statements of operations.

4.	BANK PREMISES AND EQUIPMENT

The following is a summary of the major components of Bank premises and equipment as of December 31:

	2006	2005

Land	$2,067,791	$2,067,791
Building	2,508,149	2,508,149
Furniture and equipment	5,183,473	4,925,060
Leasehold improvements	6,702,725	4,443,304

	16,462,138	13,944,304
Accumulated depreciation and amortization	(5,997,538)	(4,988,432)

	$10,464,600	$8,955,872

Depreciation expense was $1,350,879, $1,002,188and $790,186 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.	DEPOSITS

Time deposits by maturity dates are as follows at December 31:

	2006	2005

Less than three months	$461,935,125	$359,446,698
After three to six months	221,078,901	146,480,187
After six months to twelve months	284,566,964	254,944,963
After twelve months	5,457,992	12,735,161

Total	$973,038,982	$773,607,009

The scheduled maturities of time deposits as of December 31, 2006 are as follows:

2007	$967,580,990
2008	5,188,783
2009	159,209
2010	-
2011 and thereafter	110,000

$973,038,982

A summary of interest expense on deposits is as follows for the years ended December 31:

	2006	2005	2004

Savings	$331,982	$167,989	$198,022
Time deposits of $100,000 or more	36,082,490	18,584,362	8,697,283
Other time deposits	7,132,890	3,732,279	2,984,659
Other	15,396,194	7,429,506	3,783,263

Total	$58,943,556	$29,914,136	$15,663,227

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

The Company leases premises and equipment under noncancelable operating leases. Future minimum rental commitments under these leases are as follows at December 31, 2006:

Year	Amount
2007	$2,578,669
2008	2,326,678
2009	2,236,395
2010	1,263,628
2011	719,559
Thereafter	2,312,964

$11,437,893

Rental expense recorded under such leases amounted to approximately $ 2,271,000, $ 1,752,000, and $1,426,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $141,245,000 and $104,298,000 and obligations under standby letters of credit and commercial letters of credit of approximately $24,303,000 and $13,932,000 at December 31, 2006 and 2005, respectively.

7.	FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

At December 31, 2006, the Company had approved financing with the Federal Home Loan Bank (“FHLB”) for a maximum advance of up to 25% of total assets ($476,952,000 as of December 31, 2006) based on qualifying collateral. The Company’s borrowing capacity under the FHLB standard credit program was approximately $428 million, with $20 million outstanding as of December 31, 2006.

As of December 31, 2006, the Company has only one advance from the FHLB, which was $20,000,000 and matures in January 2008 with an interest rate of 3.68%. As of December 31, 2005, the Company has six advances from the FHLB. These are for $5,000,000, $6,000,000, $5,000,000, $5,000,000, $20,000,000 and $20,000,000 and mature in January 2006, March 2006, June 2006, August 2006, August 2006 and January 2008, respectively, with interest rates of 4.08%, 1.98%, 1.78%, 2.69%, 4.30%, and 3.68%, respectively.

The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average balance during the year	$39,108	$56,151	$43,760
Average interest rate during the year	3.83%	3.13%	1.56%
Maximum month-end balance during the year	$20,000	$61,000	$55,000
Loan collateralizing the agreements at year-end	$832,255	$966,064	$801,785

We had four issuances of junior subordinated debentures, $10,000,000, $15,464,000, $20,619,000, and $15,464,000, respectively, at December 31, 2006. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities. They will mature in 2012, 2033, 2035, and 2035, respectively, and are callable at par by the Company after the initial five-year term. The interest rates of the first three issuances are adjusted quarterly based on the three-month London Interbank Offered Rate (“LIBOR”) plus 3.10%, 2.85%, and 1.79%, respectively. The last one bears a fixed rate of 6.07% until September, 2010 and thereafter converting to a floating rate of three month LIBOR plus 1.40%. At December 31, 2006, the interest rates were 8.47%, 8.21%, 7.15%, and 6.07%, respectively.

8.	STOCK OPTION PLAN

During 1997, the Company established a stock option plan that provides for the issuance of up to 6,499,800 shares of the Company’s authorized but unissued common stock to managerial employees and directors. The number of securities remaining available for future issuance under the stock option plan as of December 31, 2006 is 693,720. Exercise prices may not be less than the fair market value at the date of grant. As of December 31, 2006, 737,892 shares were previously granted and outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method. Accordingly, prior-period amounts have not been restated. Had the Company determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to January 1, 2006, the Company’s results of operations and earnings per share would have been adjusted to the pro forma amounts for the periods indicated below:

	2005	2004

Net income—as reported	$27,759,649	$19,458,308
Add: Stock-based employee compensation
expense included in reported net income—net
of related tax effect	-	-
Deduct: Total stock-based employee
expense determined under fair value based
compensation method for all awards—net of
related tax effect	(162,786)	(122,306)

Pro forma net income	$27,596,863	$19,336,002

Earnings per share:
Basic—as reported	$0.97	$0.70
Basic—pro forma	$0.97	$0.70

Diluted—as reported	$0.96	$0.68
Diluted—pro forma	$0.95	$0.68

The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $472,219 for 2006 and, accordingly, decreased the year’s income before income taxes by such amount and its effect on basic or diluted earnings per share was negligible. Cash provided by operating activities decreased by $899,249 and cash provided by financing activities increased by an identical amount for 2006 related to excess tax benefits from stock-based payment arrangements.

The Company has issued stock options to employees under stock-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted below. The expected life (estimated period of time outstanding) of options was estimated using the simple method in accordance with SFAS No. 123R. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For 2006, 2005, and 2004, 187,000, 258,600, and 4,000 shares were granted, respectively. The weighted average fair value of options granted during 2006, 2005 and 2004 was $5.26, $1.97 and $3.97 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2006	2005	2004
Expected life	3.4-3.8 years	2 years	5 years
Expected volatility	32.89%	24.56%	19.32%
Expected dividend yield	1.06%	1.16%	-
Risk-free interest rate	4.70%	2.82%	3.45%

The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

2006	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	810,952	$5.26
Granted	187,000	18.80
Excercised	(238,710)	1.99
Forfeited	(21,350)	14.70
Outstanding at December 31, 2006	737,892	$9.48	4.73 years	$7,027,956

Option exercisable at December 31, 2006	463,532	$4.98	3.95 years	$6,488,828

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price

$0.50-$0.99	170,596	$0.62	0.27	170,596	$0.62
$1.00-$1.99	40,000	1.39	3.97	40,000	1.39
$2.00-$2.99	95,646	2.57	5.39	95,646	2.57
$3.00-$4.99	52,000	4.53	6.58	52,000	4.53
$13.00-$14.99	65,000	13.75	8.29	23,600	13.71
$15.00-$16.99	127,650	15.21	8.21	54,290	15.22
$17.00-$19.99	187,000	18.80	4.50	27,400	18.85
Outstanding at end of year	737,892	$9.48	4.73	463,532	$4.98

Activities related to stock options are presented as follows:

	2006	2005	2004

Total intrinsic value of options exercised	$3,768,494	$6,838,633	$25,592,022
Total fair value of options vested	$300,496	$203,868	$126,152
Weighted average fair value of options
granted during the year	$5.26	$2.18	$3.93

As of December 31, 2006, total unrecognized compensation cost related to stock options that have been granted prior to the end of 2006 amounted to $599,000. This cost is expected to be recognized over a weighted average period of 1.51 years.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during 2006 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2006	235,000	$1.19
Granted	187,000	5.26
Vested	(129,790)	2.32
Forfeited on unvested shares	(17,850)	2.20
Nonvested at December, 2006	274,360	$3.98

9.	INCOME TAXES

A summary of income tax expense (benefit) for 2006, 2005 and 2004 follows:

	Current	Deferred	Total

2006:
Federal	$18,390,036	$(1,207,961)	$17,182,075
State	4,928,494	(307,837)	4,620,657

	$23,318,530	$(1,515,798)	$21,802,732

2005:
Federal	$16,644,603	$(2,365,863)	$14,278,740
State	4,802,050	(328,014)	4,474,036

	$21,446,653	$(2,693,877)	$18,752,776

2004:
Federal	$9,453,894	$443,377	$9,897,271
State	2,839,784	286,878	3,126,662

	$12,293,678	$730,255	$13,023,933

The following is a summary of the income taxes (receivable) payable included in other assets and other liabilities in the statements of financial condition at December 31, 2006 and 2005, respectively:

	2006	2005

Current income taxes:
Federal	$(84,612)	$101,382
State	(135,299)	389,759

Total income taxes (receivable) payable	$(219,911)	$491,141

The cumulative temporary differences, as tax effected, are as follows as of December 31, 2006 and 2005:

2006	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$6,762,053	$2,101,339	$8,863,392
Tax depreciation less than financial
statement depreciation	493,714	273,702	767,416
Amortization of start-up cost	34,285	10,619	44,904
Deferred rent	90,854	28,139	118,993
Net operating loss	331,881	82,338	414,219
SFAS 123R non-qualified stock options	33,236	10,293	43,529
Unrealized gain on securities available-for-sale	440,745	111,166	551,911
State tax deferred and other	963,536		963,536
Mark-to-market loans held-for-sale	81,952	25,382	107,334

Total deferred tax assets	9,232,256	2,642,978	11,875,234

Deferred tax liabilities:
Prepaid expenses	186,278	57,693	243,971
Deferred loan origination costs	876,725	271,534	1,148,259
Intangible business combination	536,233	166,079	702,312
State tax deferred and other		58,684	58,684
Total deferred tax liabilities	1,599,236	553,990	2,153,226

Net deferred tax assets	$7,633,020	$2,088,988	$9,722,008

2005	Federal	State	Total

Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$5,143,527	$1,593,024	$6,736,551
Tax depreciation less than financial
statement depreciation	19,721	137,585	157,306
Unrealized loss on securities available-for-sale	664,322	140,104	804,426
State tax deferred and other	987,998	11,392	999,390
Amortization of start-up cost	47,999	14,866	62,865
Mark to market loans held-for-sale	640,060	198,236	838,296

Total deferred tax assets	7,503,627	2,095,207	9,598,834

Deferred tax liabilities:
Prepaid expenses	196,037	60,715	256,752
Deferred loan origination costs	806,739	249,859	1,056,598
Other	131,165	39,976	171,141

Total deferred tax liabilities	1,133,941	350,550	1,484,491

Net deferred tax assets	$6,369,686	$1,744,657	$8,114,343

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

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2006	2005	2004
Statutory tax rate	35%	35%	35%
State taxes - net of Los Angeles Revitalization	5	6	6
and federal tax benefits	(1)	(1)	(1)
Other - net	39%	40%	40%

10.	BUSINESS COMBINATION

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

As of May 19, 2006, the fair value of the Liberty’s net assets acquired and the related intangible and goodwill were as follows:

Assets:	(dollars in thousands)
Cash and due from banks	$2,423
Federal funds sold and other cash equivalents	12,700
Cash and cash equivalents	15,123
Securities available for sale	15,110
Loans receivable	25,657
Bank premises and equipment, net	631
Accrued interest receivable	282
Deferred income taxes	538
Other assets	274
Favorable lease intangible[1]	429
Core deposit intangible[2]	1,640
Goodwill[3]	6,675
Total assets	$66,359

Liabilities:
Deposits:
Noninterest-bearing	22,217
Interest-bearing
Savings	2,445
Time deposits of $100,000 or more	12,116
Other time deposits	5,191
Interest bearing demand deposit	8,528
Total deposits	50,497
Accrued interest payable	56
Other liabilities	420
Unfavorable lease intangible	232

Total liabilities	51,205

Total consideration paid	$15,154

The company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The gross carrying amount of goodwill amounted to $6.7 million at December 31, 2006 since no impairment losses were recoded during the year ended December 31, 2006.

1 The favorable lease intangible is being amortized for the remaining lease term of 41 months.

2 The core-deposit intangibles are the sum of intangibles on different types of core deposits. The intangible for each type of core deposit is being amortized over its respective estimated useful life, which ranges from 94 to 126 months.

3 None of the goodwill balance is expected to be deductible for income tax purposes.

The company also has core deposit intangibles and favorable lease intangible from the acquisition of Liberty Bank of New York in May 2006. The gross carrying amount of core deposit intangibles totaled $1.6 million, and the related accumulated amortization totaled $108, 000 at December 31, 2006. Total amortization expense on core deposit intangible was $108,000 during the year ended December 31, 2006. The gross carrying amount of favorable lease intangible is $429,000, and the related accumulated amortization totaled $77,000. Total amortization expense on favorable lease intangible was $77,000 during the year ended December 31, 2006. The following table provides the estimated future amortization expense of acquired intangibles for the succeeding five years:

Estimate For The Year
Ending December 31,	Amount
2007	$298,000
2008	298,000
2009	277,000
2010	174,000
2011	174,000

11.	RETIREMENT PLAN

In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company’s matching contribution up to 6% of participants’ compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $413,000, $225,000, and $119,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006 and 2005, the Company meets all capital adequacy requirements to which it is subject.

Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital.  Under the current Federal Reserve Board capital guidelines, as of December 31, 2006, the Company is able to include all of the proceeds from the issuance of the trust preferred securities as Tier 1 capital.

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

The Company’s and Bank’s actual capital amounts and ratios are presented in the table.

	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in thousands)	Ratio	Amount (in thousands)		Ratio	Amount (in thousands)		Ratio

As of December 31, 2006:
Total Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$220,748	13.63%	$129,554	≥	8.00%	$161,942	≥	10.00%
Wilshire State Bank	$218,659	13.51%	$129,521	≥	8.00%	$161,901	≥	10.00%

Tier 1 Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$191,203	11.81%	$64,777	≥	4.00%	$97,165	≥	6.00%
Wilshire State Bank	$189,114	11.68%	$64,761	≥	4.00%	$97,141	≥	6.00%

Tier 1 Capital (to average assets):

Wilshire Bancorp, Inc.	$191,203	9.79%	$78,116	≥	4.00%	$97,645	≥	5.00%
Wilshire State Bank	$189,114	9.69%	$78,053	≥	4.00%	$97,566	≥	5.00%

As of December 31, 2005:
Total Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$188,440	14.41%	$104,635	≥	8.00%	$130,793	≥	10.00%
Wilshire State Bank	$170,623	13.05%	$104,635	≥	8.00%	$130,793	≥	10.00%

Tier 1 Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$151,705	11.60%	$52,317	≥	4.00%	$78,476	≥	6.00%
Wilshire State Bank	$145,845	11.15%	$52,317	≥	4.00%	$78,476	≥	6.00%

Tier 1 Capital (to average assets):

Wilshire Bancorp, Inc.	$151,705	9.39%	$64,601	≥	4.00%	$80,751	≥	5.00%
Wilshire State Bank	$145,845	9.04%	$64,539	≥	4.00%	$80,674	≥	5.00%

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

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp’s shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2006 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $81.2 million.

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

Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$205,246,614	$205,246,614	$194,208,056	$194,208,056
Interest-bearing deposits in other
financial institutions	-	-	500,000	500,000
Investment securities available for sale	167,837,734	167,837,734	138,650,270	138,650,270
Investment securities held to maturity	14,620,870	14,445,714	22,860,200	22,510,961
Interest-only strip	1,130,006	1,130,006	1,501,866	1,501,866
Loans receivable—net	1,536,388,815	1,541,497,091	1,226,763,867	1,219,280,588
Loans held for sale	5,496,421	5,730,569	21,796,677	23,625,418
Cash surrender value of life insurance	15,635,773	15,635,773	15,098,770	15,098,770
Federal Home Loan Bank stock	7,541,700	7,541,700	6,181,700	6,181,700
Accrued interest receivable	10,049,265	10,049,265	6,891,670	6,891,670
Servicing asset	5,080,466	5,333,279	4,682,848	4,682,848
Due from customer on acceptances	2,385,134	2,385,134	3,220,846	3,220,846

Liabilities:
Noninterest-bearing deposits	$319,310,552	$319,310,552	$292,170,888	$292,170,888
Interest-bearing deposits	1,432,662,100	1,432,528,511	1,117,294,349	1,115,684,553
Junior subordinated Debentures	61,547,000	61,221,054	61,547,000	61,545,376
Federal Home Loan Bank borrowings	20,000,000	19,642,655	61,000,000	60,143,722
Accrued interest payable	12,006,124	12,006,124	6,898,196	6,898,196
Acceptances outstanding	2,385,134	2,385,134	3,220,846	3,220,846

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

Interest-Only Strips—The fair value of the I/O strip is calculated by the Company’s management based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at a market interest rate.

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

The fair value of nonperforming loans at December 31, 2006 and 2005 was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

Cash Surrender Value of Life Insurance—The carrying amounts approximate fair value since the carrying amount represents the cash surrender value.

Federal Home Loan Bank Stock—The carrying amounts approximate fair value, as the stock may be sold back to the FHLB at the carrying value.

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

Junior Subordinated Debentures and Federal Home Loan Bank Borrowings—The fair value of debt is based on discounted cash flows. The discount rate used is based on the current market rate.

Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2006 and 2005.

Due from Customer on Acceptances and Acceptances Outstanding—The carrying amount approximates fair value due to the short-term maturities of these instruments.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$33,941,659	$27,759,649	$19,458,308
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	28,986,217	28,544,474	27,623,766
Effect of dilutive securities:
Stock option dilution[4]	344,515	369,068	892,116
Denominator for diluted earnings per share:
Adjusted weighted-average shares And assumed conversions	29,330,732	28,913,542	28,515,882
Basic earnings per share	$1.17	$0.97	$0.70
Diluted earnings per share	$1.16	$0.96	$0.68

4 Excludes 162,000 and 4,000 options outstanding at December 31, 2006 and 2005, respectively, for which the exercise price exceeded the average market price of the Company’s common stock. There were no such anti-dilutive options at December 31, 2004.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	March 31	June 30	September 30	December 31	Total
2006	(In thousands, except per share amounts)

Net interest income	$17,279	$19,438	$20,103	$19,757	$76,577
Provision for loan losses	1,060	1,200	2,800	940	6,000
Net income	7,823	8,415	8,818	8,886	33,942
Basic earnings per common share	0.27	0.29	0.30	0.31	1.17
Diluted earnings per common share	0.27	0.29	0.30	0.30	1.16

2005

Net interest income	$13,640	$14,968	$16,326	$18,014	$62,948
Provision for loan losses	500	720	1,250	880	3,350
Net income	6,070	6,752	7,179	7,759	27,760
Basic earnings per common share	0.21	0.24	0.25	0.27	0.97
Diluted earnings per common share	0.21	0.23	0.25	0.27	0.96

16.	BUSINESS SEGMENT INFORMATION

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

The following are the results of operations of the Company’s segments for the year-ended December 31:

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2006	(In thousands)

Net interest income	$55,769	$4,176	$16,632	$76,577
Less provision for loan losses	4,404	1,254	342	6,000
Other operating income	12,064	1,618	12,718	26,400

Net revenue	63,429	4,540	29,008	96,977
Other operating expenses	35,045	1,016	5,171	41,232

Income before taxes	$28,384	$3,524	$23,837	$55,745

Total assets	$1,818,580	$56,117	$133,787	$2,008,484

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2005	(In thousands)

Net interest income	$45,181	$3,203	$14,564	$62,948
Less provision for loan losses	3,365	(264)	249	3,350
Other operating income	9,570	1,816	9,092	20,478
Net revenue	51,386	5,283	23,407	80,076
Other operating expenses	27,916	926	4,721	33,563

Income before taxes	$23,470	$4,357	$18,686	$46,513

Total assets	$1,450,342	$56,419	$159,512	$1,666,273

	Business Segment
	Banking
	Operations	TFS	SBA	Company
2004	(In thousands)

Net interest income	$31,029	$1,965	$9,341	$42,335
Less provision for loan losses	2,180	1,327	60	3,567
Other operating income	9,233	1,808	9,956	20,997
Net revenue	38,082	2,446	19,237	59,765
Other operating expenses	22,685	762	3,836	27,283

Income before taxes	$15,397	$1,684	$15,401	$32,482

Total assets	$1,063,676	$46,097	$155,868	$1,265,641

17. RELATED PARTIES TRANSACTION

The Company, in the normal course of business has paid, and to the extent permitted by applicable regulations and other regulatory restrictions and expects to continue to pay the loan referral fees to affiliates of one of the Company’s officers. Such fees were approximately $1.3 million during the fiscal year 2006 and have been paid from loan fees collected from the borrowers. All such transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectibility or present other unfavorable features.

18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2006	2005
STATEMENTS OF FINANCIAL CONDITION	(In thousands)

Assets:
Cash and cash equivalents	$2,049	$16,180
Investment in subsidiary	199,094	146,834
Prepaid income taxes	1,601	2,910
Other assets	40	-
Total assets	$202,784	$165,924

Liabilities:
Other borrowings	$51,547	$51,547
Accounts payable and other liabilities	142	128
Cash dividend payable	1,460	1,145
Total liabilities	53,149	52,820
Shareholders' Equity	149,635	113,104
Total	$202,784	$165,924

	2006	2005	2004
STATEMENTS OF OPERATIONS	(In thousands)

Interest expense	$3,506	$2,054	$228
Other operating expense	885	270	-
Total expense	4,391	2,324	228
Undistributed earnings of subsidiary	36,487	29,107	6,209
Earnings before income tax provision	32,096	26,783	5,981
Income tax benefit	1,846	977	-
Net Income	$33,942	$27,760	$5,981

	2006	2005	2004
STATEMENTS OF CASH FLOWS	(In thousands)

Cash flows from operating activities:
Net income	$33,942	$27,760	$5,981
Adjustments to reconcile net earnings to net cash
used in operating activities:
Increase (decrease) in accounts payable and
other liabilities	14	97	(111)
Stock compensation expense	472	-	-
Decrease (increase) in prepaid income taxes	1,309	(2,910)	-
Tax benefit from exercise of stock options	-	1,933	-
Increase in other assets	(40)	-	-
Undistributed earnings of subsidiary	(36,487)	(29,107)	(6,209)
Net cash used in operating activities	(790)	(2,227)	(339)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	-	(15,083)	(14,500)
Cash payment for acquisition of Liberty Bank of New York	(9,217)	-	-
Net cash used in investing activities	(9,217)	(15,083)	(14,500)

Cash flows from financing activities:
Proceeds from the issuance of trust preferred securities	-	36,083	15,141
Proceeds from exercise of stock options	474	480	54
Tax benefit from exercise of stock options	899	-	-
Payments of cash dividend	(5,497)	(3,429)	-
Net cash provided by (used in) financing activities	(4,124)	33,134	15,195
Net (decrease) increase in cash and cash equivalents	(14,131)	15,824	356
Cash and cash equivalents, beginning of year	16,180	356	-
Cash and cash equivalents, end of year	$2,049	$16,180	$356