Form 10-Q
period 2007-03-31
WILSHIRE BANCORP INC
filed 2007-05-10
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________  to  ____________

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2007 was 29,368,896.

FORM 10-Q

INDEX
WILSHIRE BANCORP, INC.

i

FINANCIAL INFORMATION

ITEM 1. Financial Statements

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

ASSETS	March 31, 2007	December 31, 2006

Cash and due from banks	$66,217,537	$75,243,346
Federal funds sold and other cash equivalents	74,003,388	130,003,268
Cash and cash equivalents	140,220,925	205,246,614

Securities available for sale, at fair value (amortized cost of $172,234,545 and $168,662,357
at March 31, 2007 and December 31, respectively)	171,790,560	167,837,734
Securities held to maturity, at amortized cost (fair value of $14,481,652 and $14,445,714
at March 31, 2007 and December 31, respectively)	14,612,260	14,620,870
Interest-only strips, at fair value (amortized cost of $886,208 and $1,008,064
at March 31, 2007 and December 31, respectively)	973,627	1,130,006
Loans held for sale—at the lower of cost or market	10,279,766	5,496,421
Loans receivable, net of allowance for loan losses of $17,214,156 and $18,654,082
at March 31, 2007 and December 31, respectively	1,587,861,054	1,536,388,815
Bank premises and equipment—net	10,395,657	10,464,600
Federal Home Loan Bank stock, at cost—net	7,652,000	7,541,700
Accrued interest receivable	9,590,802	10,049,265
Other real estate owned—net	-	138,000
Deferred income taxes—net	7,381,662	9,722,008
Servicing assets	5,126,381	5,080,466
Due from customers on acceptances	2,846,182	2,385,134
Cash surrender value of life insurance	15,783,624	15,635,773
Goodwill	6,674,772	6,674,772
Core deposit intangible	1,489,068	1,532,485
Favorable lease intangible	321,602	352,231
Other assets	8,083,376	8,186,927
TOTAL	$2,001,083,318	$2,008,483,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	317,533,545	319,310,552
Interest bearing:
Savings	29,478,582	29,019,943
Time deposits of $100,000 or more	788,950,257	812,105,950
Other time deposits	154,714,709	160,933,032
Money market accounts and other	445,005,850	430,603,175
Total deposits	1,735,682,943	1,751,972,652
Federal Home Loan Bank borrowings	20,000,000	20,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	12,272,811	12,006,124
Acceptances outstanding	2,846,183	2,385,134
Other liabilities	11,548,669	10,937,886
Total liabilities	1,843,897,606	1,858,848,796

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding,
29,368,896 shares and 29,197,420 shares at at March 31, 2007 and December 31, 2006,
respectively	50,634,998	49,122,537
Accumulated other comprehensive loss	(136,182)	(407,612)
Retained earnings	106,686,896	100,920,101
Total shareholders’ equity	157,185,712	149,635,025
TOTAL	$2,001,083,318	$2,008,483,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$33,901,470	$27,649,882
Interest on investment securities and deposits in
other financial institutions	2,238,507	1,775,772
Interest on federal funds sold and other cash equivalents	1,509,147	1,615,502
Total interest income	37,649,124	31,041,156

INTEREST EXPENSE:
Deposits	17,362,494	12,252,883
Interest on other borrowings	1,313,858	1,509,577
Total interest expense	18,676,352	13,762,460

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	18,972,772	17,278,696

PROVISION FOR LOSSES ON LOANS AND
LOAN COMMITMENTS	1,630,000	1,060,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	17,342,772	16,218,696
NONINTEREST INCOME:
Service charges on deposit accounts	2,287,055	2,155,158
Gain on sale of loans	1,809,352	2,349,851
Loan-related servicing fees	270,894	529,081
Loan referral fees	-	47,647
Loan packaging fees	20,454	114,248
Income from other earning assets	277,101	239,876
Other income	545,483	328,168
Total noninterest income	5,210,339	5,764,027
NONINTEREST EXPENSES:
Salaries and employee benefits	5,697,834	5,256,005
Occupancy and equipment	1,270,167	895,722
Data processing	765,014	504,799
Loan referral fees	420,053	342,298
Outsourced service for customers	375,992	340,789
Advertising and promotional	146,373	181,917
Professional fees	314,821	242,504
Office supplies	173,651	110,913
Directors’ fees	139,900	121,350
Communications	114,640	105,121
Investor relations	80,750	45,011
Deposit insurance premiums	49,929	42,670
Amortization of core deposit intangible	43,416	-
Amortization of favorable lease intangible	30,629	-
Other operating	879,520	674,619
Total noninterest expenses	10,502,689	8,863,719
INCOME BEFORE INCOME TAX PROVISION	12,050,422	13,119,005

INCOME TAX PROVISION	4,733,216	5,296,291

NET INCOME	$7,317,206	$7,822,714
EARNINGS PER SHARE:
Basic	$0.25	$0.27
Diluted	$0.25	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE—January 01, 2006	28,630,600	$41,340,448	$(1,026,202)	$72,789,622	$113,103,868
Stock options exercised	109,160	106,592			106,592
Cash dividend declared				(1,436,989)	(1,436,989)
Stock compensation expense		77,076			77,076
Tax benefit from stock options exercised		688,722			688,722
Comprehensive income:
Net income				7,822,714	7,822,714
Other comprehensive income:
Change in unrealized loss on
interest-only strips			(4,943)		(4,943)
Change in unrealized loss on
securities available for sale			(210,197)		(210,197)
Comprehensive income					$7,607,574
BALANCE—March 31, 2006	28,739,760	$42,212,838	$(1,241,342)	$79,175,347	$120,146,843

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 01, 2007	29,197,420	$49,122,536	$(407,612)	$100,920,101	$149,635,025
Stock options exercised	171,476	107,995			107,995
Cash dividend declared				(1,468,445)	(1,468,445)
Stock compensation expense		118,020			118,020
Tax benefit from stock options exercised		1,286,447			1,286,447
Cumulative impact of change in accounting
for uncertainties in income taxes
(FIN 48 - see Note 10)				(161,583)	(161,583)
Cumulative impact of chage in accounting
for fair valuation method adoption
(FAS 156 - see Note 10)				79,617	79,617
Comprehensive income:
Net income				7,317,206	7,317,206
Other comprehensive income:
Change in unrealized loss on
interest-only strips			50,663		50,663
Change in unrealized loss on
securities available for sale			220,767		220,767
Comprehensive income					$7,588,636
BALANCE—March 31, 2007	29,368,896	$50,634,998	$(136,182)	$106,686,896	$157,185,712

				Three Months Ended March 31,
				2007	2006
DISCLOSURE OF RECLASSIFICATION AMOUNTS
WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains (losses) on securities available
for sale arising during period				$380,637	$(362,409)
Less income tax expense (benefit)				159,870	(152,212)
Net unrealized gains (losses) on securities available for sale				$220,767	$(210,197)

Net unrealized gains (losses) on interest-only strips
arising during period				$87,419	$(74,207)
Less reclassification adjustment for impairment				-	(65,685)
Less income tax expense (benefit)				36,756	(3,579)
Net unrealized gains (losses) on interest-only strips				$50,663	$(4,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,317,206	$7,822,714
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion and amortization of investment securities	(45,570)	13,211
Depreciation of premises & equipment	394,749	278,858
Amortization of core deposit intangible	43,416	-
Amortization of favorable lease intangible	30,629	-
Provision for losses on loans and loan commitments	1,630,000	1,060,000
Deferred tax (benefit) provision	2,085,957	863,322
Loss on disposition of bank premises and equipment	9,268	9,630
Net gain on sale of loans	(1,809,352)	(2,349,851)
Origination of loans held for sale	(41,959,648)	(43,681,925)
Proceeds from sale of loans held for sale	38,985,655	49,660,302
Increase in servicing asset per fair valuation	(147,607)	-
Impairment on interest-only strips	-	65,685
Loss on sale of other real estate owned	21,673	-
Loss on sale of repossessed vehicles	18,470	-
Tax benefit from exercise of stock option	(1,286,447)	(688,722)
Stock-based compensation cost	118,020	77,076
Change in cash surrender value of life insurance	(147,851)	(156,059)
Servicing assets capitalized	(455,790)	(612,305)
Servicing assets amortization	694,862	414,188
Decrease in interest-only strips	243,798	31,074
Increase (decrease) in accrued interest receivable	458,463	(663,929)
Decrease in other assets	(105,916)	(436,858)
Dividends of Federal Home Loan Bank stock	(110,300)	(72,300)
Increase in accrued interest payable	266,687	1,830,388
Increase in other liabilities	1,352,055	2,692,196
Net cash provided by operating activities	$7,602,427	$16,156,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(24,955,650)	(35,390,088)
Proceeds from principal repayment, matured or
called securities held to maturity	8,590	15,485
Proceeds from matured securities available for sale	21,429,052	2,517,373
Net increase in loans receivable	(52,727,220)	(53,735,297)
Proceeds from sale of repossessed vehicles	41,825	-
Proceeds from sale of other real estate owned	78,500	-
Purchases of Bank premises and equipment	(148,075)	(159,652)
Net cash used in investing activities	$(56,272,978)	$(86,752,179)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued)

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$107,995	$106,592
Payment of cash dividend	(1,459,871)	(1,145,224)
Decrease in Federal Home Loan Bank borrowings	-	(11,000,000)
Tax benefit from exercise of stock options	1,286,447	688,722
Net increase in deposits	(16,289,709)	71,771,697
Net cash provided by financing activities	$(16,355,138)	$60,421,787

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(65,025,689)	$(10,173,697)

CASH AND CASH EQUIVALENTS—Beginning of year	205,246,614	194,208,056
CASH AND CASH EQUIVALENTS—End of year	$140,220,925	$184,034,359

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$18,409,665	$11,932,073
Income taxes paid	$226,462	$726,400

SUPPLEMENTAL SCHEDULE OF NONCASH
OPERATING AND INVESTING ACTIVITIES:
Other assets transferred to Bank premises
and equipment	$187,000	$73,000

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,468,445	$1,436,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (sometimes referred to herein as the “Company,” “we,” “us,” or “our,”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly-owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company, and the Bank is a direct subsidiary of the Company.

Our Corporate Headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 18 full-service Bank branch offices in Southern California, Texas and New York. We also have 7 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Washington, Texas, Nevada, Colorado, Virginia and California.

Note 2.     Basis of Presentation

The financial statements have been prepared in accordance with the Commission rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition as of March 31, 2007 and December 31, 2006, the related statements of operations and comprehensive income for the three months ended March 31, 2007 and 2006, and the statements of cash flows for the three months ended March 31, 2007 and 2006. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2006, unless otherwise noted.

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

The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Quarter Ended March 31,
	2007	2006
Numerator: Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$7,317,206	$7,822,714
Denominator: Denominator for basic earnings per share: Weighted-average shares	29,346,442	28,714,017
Effect of dilutive securities: Stock option dilution	170,857	394,580
Denominator for diluted earnings per share: Adjusted weighted-average shares And assumed conversions	29,517,299	29,108,778
Basic earnings per share	$0.25	$0.27
Diluted earnings per share	$0.25	$0.27

During 1997, the Bank established a new stock option plan that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under this plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. As of March 31, 2007, 566,416 shares were outstanding under this option plan. The outstanding stock options granted under the Company’s 1990 plan were transferred to this plan. Options granted through 2005 under the stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

The adoption of SFAS 123R resulted in incremental stock-based compensation expense of $118,020 and $77,076 for the three months ended March 31, 2007 and 2006, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effects on basic or diluted earnings per share was negligible. For the three months ended March 31, 2007 and 2006, cash provided by operating activities decreased by $1,286,447 and $688,722, respectively, and cash provided by financing activities increased by identical amounts for 2006 related to excess tax benefits from stock-based payment arrangements.

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

For the first quarter of 2007, there were no stock options granted, but 15,000 options were granted during the first quarter of 2006. The weighted average fair value of options granted for the first quarter of 2006 was $4.73. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected life [1]	-	3.5 years
Expected volatility [2]	-	33.3%
Expected dividend yield	-	1.17%
Risk-free interest rate [3]	-	4.32%

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2007 is presented below:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value

	Shares

Outstanding at January 1, 2007	737,892	$9.48
Granted	-	-
Exercised	(171,476)	0.63
Forfeited	-	-
Outstanding at March 31, 2007	566,416	$12.16	5.83	$2,852,158

Options exercisable at March 31, 2007	322,376	$8.25	6.00	$2,696,772

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$1.00 to $1.99	40,000	$ 1.39	3.72 years	40,000	$ 1.39
$2.00 to $2.99	94,766	2.57	5.15 years	94,766	2.57
$3.00 to $4.99	52,000	4.53	6.34 years	52,000	4.53
$13.00 to $14.99	65,000	13.75	8.04 years	29,400	13.71
$15.00 to $16.99	127,650	15.21	7.96 years	75,810	15.22
$17.00 to $19.99	187,000	18.80	4.26 years	30,400	18.68
$1.00 to $19.99	566,416	12.16	5.83 years	322,376	8.25

During the three months ended March 31, 2007 and 2006, information related to stock options are presented as follows:

	Three Months Ended
	March 31,
	2007	2006
Total intrinsic value of options exercised	$3,071,873	$1,767,913
Total fair value of options vested	73,379	79,691
Weighted average fair value of options granted during the period	-	4.73

As of March 31, 2007, total unrecognized compensation cost related to stock options amounted to $481,000, which is expected to be recognized over a weighted average period of 1.47 years.

1The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
2The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.
3The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2007	274,360	$3.99
Granted	-	-
Vested	(30,320)	2.42
Forfeited on unvested shares	-	-
Nonvested at March 31, 2007	244,040	$4.18

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

Prior to the acquisition of Liberty Bank of New York in May 2006, the Company did not have any material intangible assets other than loan servicing rights. The loan servicing rights are subject to amortization and were $5,126,000 and $4,881,000(net of $1,582,000 and $1,716,000 accumulated amortization, respectively) as of March 31, 2007 and 2006, respectively. Amortization expenses for servicing rights were $695,000and $414,000 for the three months ended March 31, 2007 and 2006, respectively. In connection with the acquisition of Liberty Bank of New York, the Company recorded core deposit intangibles and favorable lease intangibles. As of March 31, 2007, those intangible assets were $1,489,000 and $322,000, respectively, net of $151,000 and $108,000 accumulated amortizations, respectively. Amortization expenses for those intangible assets were $43,000 and $31,000 for the three months ended March 31, 2007, respectively. We estimate the combined amortization expenses, excluding the effect of unexpected reversal of servicing assets, to be approximately $1.4 million annually for the next five fiscal years. The acquisition also caused the Company to record goodwill valued at approximately $6.7 million, which is subject to annual impairment testing. The Company has selected December 31 as the annual testing date, and there was no amortization that indicated impairment as of March 31, 2007.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
Business Segment	Banking Operations	TFS	SBA	Company	Banking Operations	TFS	SBA	Company
Net interest income	$14,113	$951	$3,909	$18,973	$12,488	$980	$3,811	$17,279
Less Provision for loan losses	1,550	(84)	164	1,630	353	125	582	1,060
Other operating income	2,893	343	1,827	5,063	2,698	397	2,669	5,764
Net revenue	15,456	1,378	5,572	22,406	14,833	1,252	5,898	21,983
Other operating expenses	8,995	236	1,125	10,356	7,010	232	1,622	8,864
Income before taxes	$6,461	$1,142	$4,447	$12,050	$7,823	$1,020	$4,276	$13,119
Total assets	$1,800,073	$50,208	$150,802	$2,001,083	$1,521,710	$56,258	$160,645	$1,738,613

Note 6. Commitments and Contingencies

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing properties. Commitments at March 31, 2007 are summarized as follows:

Commitments to extend credit	$191,090,042
Standby letters of credit	$8,965,295
Commercial letters of credit	$11,579,943

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

Note 7. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in a case in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006 for the Company. The Company adopted SFAS No. 155 on January 1, 2007, and this adoption has not had a material impact on the consolidated financial statements or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 will be effective for the Company in the fiscal year beginning January 1, 2007. On January 1, 2007, we adopted SFAS No. 156. Upon this adoption, the Company selected a fair value measurement method to subsequently measure its servicing assets and liabilities and recognized the net increase in their fair value of $80,000, net of tax effects, as an adjustment to the beginning balance of retained earnings.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in income taxes (“FIN 48”) which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. On January 1, 2007, we adopted FIN 48. Upon this adoption, the Company recognized an increase in the liability for unrecognized tax benefit of $162,000, which was accounted for as a decrease to the beginning balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. We are in the process of evaluating the impact of this adoption on the consolidated financial statements or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the change occur through comprehensive income of the business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures. We adopted SFAS No. 158 effective on December 15, 2006, and the adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year after November 15, 2007. We are in the process of evaluating the impact of this adoption on the consolidated financial statements and results of operations.

Note 8.  Reclassifications

Certain reclassifications, principally related to components of tax benefit from exercise of stock option in cash flows, were made to the prior periods’ presentation to conform to the current year’s presentation.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three-month periods ended March 31, 2007 and 2006, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three months ended March 31, 2007 and 2006. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

Executive Overview

(Dollars in thousands, except per share data)
As of and for the Three Months Ended	March 31, 2007	March 31, 2006
Net income	$7,317	$7,823
Net income per share, basic	0.25	0.27
Net income per share, diluted	0.25	0.27
Net interest income	18,973	17,279
Average balances:
Assets	1,991,923	1,703,524
Cash and cash equivalents	175,918	203,344
Investment debt securities	186,563	170,643
Net loans	1,551,416	1,266,976
Total deposits	1,731,159	1,444,595
Shareholders’ equity	155,100	118,469
Performance Ratios:
Annualized return on average assets	1.47%	1.84%
Annualized return on average equity	18.87%	26.41%
Net interest margin	4.10%	4.37%
Efficiency ratio[1]	43.43%	38.47%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.00%	9.39%
Tier 1 capital to risk-weighted assets	12.07%	11.60%
Total capital to risk-weighted assets	13.80%	14.41%

Period-end balances as of:	March 31, 2007	December 31, 2006	March 31, 2006
Total assets	$2,001,083	$2,008,484	$1,738,613
Investment securities	186,403	182,459	193,992
Total loans, net of unearned income	1,615,355	1,560,539	1,312,588
Total deposits	1,735,683	1,751,973	1,481,237
Junior subordinated debentures	61,547	61,547	61,547
FHLB borrowings	20,000	20,000	50,000
Shareholders’ equity	157,186	149,635	120,147
Asset Quality Ratios:
Net (recoveries) charge-off to average total loans for the quarter	0.17%	0.06%	0.01%
Nonperforming loans to total loans	1.25%	0.44%	0.17%
Nonperforming assets to total loans and other real estate owned	1.25%	0.45%	0.19%
Allowance for loan losses to total loans	1.07%	1.20%	1.13%
Allowance for loan losses to nonperforming loans	85.01%	272.38%	668.63%

Introduction

We succeeded to the business and operations of Wilshire State Bank (the “Bank”) upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

We operate community banks in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles Metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

1Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and noninterest income.

At March 31, 2007, we had approximately $2.0 billion in assets, $1.62 billion in total loans, and $1.74 billion in deposits.

We also have expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 18 full-service branch banking offices in Southern California, Texas and New York and seven separate loan production offices in Seattle, Washington; Milpitas, California (the San Jose area); Annandale, Virginia; Las Vegas, Nevada; Aurora, Colorado (the Denver area); Atlanta, Georgia; and Houston, Texas.

In December 2002, the Bank issued $10 million of 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005, issued a total of $51,547,000 of Junior Subordinated Debentures in connection with a $50,000,000 trust preferred securities issuance by wholly-owned statutory trusts. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. In the fourth quarter of 2006, we implemented a new strategy, as a response to a slowing national economy and stiff market competition, to moderate balance sheet growth. As planned, we initiated a deposit campaign to focus on non-time deposits and became more disciplined in our lending policies. Our management believes that this strategy will improve our cost of funds and credit quality and enhance shareholder value.

First Quarter 2007 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the first quarter of 2007:

•	Under our new strategy which moderated the growth of our balance sheet, the total deposits and total assets has been virtually unchanged in the first quarter of 2007.

•	Our total loans grew in a more controlled way by 4% to $1.62 billion at the end of the first quarter of 2007, as compared with $1.56 billion at the end of 2006.

•
Our deposit campaign for non-time deposits improved our fund cost to 4.98% in the first quarter of 2007 from 5.03% in the preceding quarter with the $13.1 million increase in non-time deposits and the $29.4 million decrease in time deposits during the first quarter of 2007. However, the loss of interest income related to the nonperforming loans reduced our net interest margin to 4.10% in the first quarter of 2007 as compared with 4.37% in the same quarter of 2006.

•
Our nonperforming assets increased to $20.4 million at the end of the first quarter of 2007 from $7.1 million at the end of 2006. However, our credit quality remains at the manageable level with the total delinquent loans of $24 million which represent 1.5% of total loans at the end of the first quarter of 2007

•
Total noninterest income decreased to $5.2 million in the first quarter of 2007, or a decrease of 9.61% from $5.8 million in the first quarter of 2006 due mainly to the reduction of gain on loan sales.

•
Total noninterest expense increased to $10.5 million in the first quarter of 2007 from $8.9 million in the first quarter of 2006, reflecting the expanded personnel and premises associated with our business growth. Despite our remote operation in New York, noninterest expenses as a percentage of average assets were managed to 0.53% in the first quarter of 2007, comparable to the level in the first quarter of 2006.

Primarily due to a substantial rise in nonperforming loans which resulted in a significant loss in interest income and a sizable increase in our provision for loan losses, our net income decreased to $7.3 million or $0.25 per diluted common share for the first quarter of 2007, from $7.8 million or $0.27 per diluted common share in the first quarter of 2006.

2007 Outlook

As we look ahead to the remainder of 2007, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. We anticipate that the national economy is headed for a soft landing in 2007 and that this will generally affect asset quality negatively. Responding proactively to this anticipated business environment, we shifted our focus from growth to asset quality management. We have already enhanced our loan underwriting standards more stringently and made it more difficult to allow exceptions from our loan policy. We anticipate these changes will result in moderating loan growth, but at the same time improve loan quality going forward.

Our focus on net interest margin management will continue. It is our expectation that the strategic change toward more moderate loan growth will make our funding needs subside and our reliance on high-cost deposits to decline. As a result, our net interest margin should improve. We also believe that these strategic changes and our expansion into the East Coast market of the United States, together with our core deposit campaign that brought some positive results in the first quarter of 2007, will benefit our net interest margin going forward.

Notwithstanding the overall slower national economy, we believe that there will be continued growth in our primary market areas, which includes the Korean-American business sectors located in Southern California, Texas, and the greater New York metropolitan area, due mainly to the anticipated capital influx from the Republic of Korea. Therefore, we believe that we will continue to grow; just at a more controlled pace than we have experienced in the past few years.

We received all necessary approval for the new branch in Fort Lee, New Jersey, and expect to open this branch around the middle of the year. A new branch in New Jersey will allow us to offer greater convenience to both new and existing customers in this desirable market. We believe that this New Jersey branch, together with the existing New York branches, will be a critical part of our expansion strategy, especially in the East Coast market of the United States due to its high level of small business activity and diverse population. We will continue to pursue opportunities for growth through de novo branching and regional loan production offices.

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

Our significant accounting policies are described in greater detailed in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements-”Significant Accounting Policies” which are essential to understand Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2007.

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

Average net loans increased by 22.5% to $1.55 billion in the first quarter of 2007, as compared with $1.27 billion in the same quarter of 2006 and average interest-earning assets increased by 17.1% to $1.85 billion in the first quarter of 2007, as compared with $1.58 billion in the same quarter of 2006. Our average interest-bearing deposits also increased by 22.8% to $1.42 billion in the first quarter of 2007, as compared with $1.16 billion in the same quarter of 2006. Together with the decrease of other borrowings (see “Financial Condition-Deposits and Other Sources of Funds” below), average interest-bearing liabilities increased by 17.9% to $1.50 billion in the first quarter of 2007, as compared with $1.27 billion in the same quarter of 2006.

The FRB’s continued rate increases since June 2004 increased the average yields on interest-earning assets to 8.13% for the first quarter of 2007 from 7.85% for the prior year’s same quarter. In the same time periods, the strong competition for deposits in our local markets accelerated to a greater extent the increase of our average cost on interest-bearing liabilities to 4.98% for the first quarter of 2007 from 4.32% for the prior year’s same quarter. As a result, interest income grew 21.3% to $37.6 million for the first quarter of 2007, as compared with $31.0 million for the prior year’s same period, outpaced by a 35.7% increase in interest expense. Interest expense increased to $18.7 million for the first quarter of 2007, as compared with $13.8 million for the prior year’s same period.

The combined result of our growth and the interest rate increases was an increase in net interest income. Net interest income increased by $1.7 million (9.8%) to $19.0 million in the first quarter of 2007 from $17.3 million in the same quarter a year ago. Despite the positive impact of FRB’s rate increases on our asset-sensitive position, our net interest margin and spread decreased to 4.10% and 3.16%, respectively, for the first quarter of 2007, as compared with 4.37% and 3.53% for the prior year’s same period due mainly to the said fund cost increase accelerated by the stiff competition for deposits in our niche market.

In the first quarter of 2007, our continuing deposit campaign for transactional accounts brought some positive results and lowered the ratio of time deposits over total deposits to 54.4% at the end of the first quarter from 55.5% at the end of 2006. As a result, our cost of interest-bearing liabilities decreased slightly to 4.98% in the first quarter of 2007, from 5.03% in the preceding quarter after rising in each quarter of 2006. However, we were not able to improve net interest margin due mainly to the lost interest income, in the amount of $1.1 million, on loans placed on nonaccrual status in the first quarter of 2007 (see “Financial Condition-Nonperforming assets” below). Management believes that our expansion into the East Coast market of the United States will help improve our fund cost further and eventually our margins.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended March 31,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans [1]	$1,551,416	$33,901	8.74%	$1,266,976	$27,650	8.73%
Securities of U.S. government enterprises	161,064	1,933	4.80%	154,308	1,583	4.10%
Other investment securities	25,499	306	4.80%	16,335	188	4.59%
Overnight investments and other cash	113,444	1,509	5.32%	143,052	1,615	4.52%
Money market preferred securities	-	-	-	—	—	—
Interest-earning deposits	-	-	-	500	5	4.19%
Total interest-earning assets	1,851,423	37,649	8.13%	1,581,171	31,041	7.85%
Cash and due from banks	62,474			60,292
Other assets	78,026			62,061
Total assets	$1,991,923			$1,703,524
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$405,927	$4,598	4.53%	$315,852	$3,114	3.94%
Super NOW deposits	20,957	58	1.11%	21,719	60	1.10%
Savings deposits	29,270	141	1.93%	21,663	48	0.89%
Time certificates of deposit in denominations of $100,000 or more	803,630	10,618	5.28%	649,306	7,483	4.61%
Other time deposits	159,946	1,948	4.87%	147,485	1,548	4.20%
Other borrowings	81,564	1,313	6.44%	117,036	1,509	5.16%
Total interest-bearing liabilities	1,501,294	18,676	4.98%	1,273,061	13,762	4.32%
Demand deposits	311,428			288,570
Other liabilities	24,101			23,424
Shareholders’ equity	155,100			118,469
Total liabilities and shareholders’ equity	$1,991,923			$1,703,524
Net interest income		$18,973			$17,279
Net interest spread [2]			3.16%			3.53%
Net interest margin [3]			4.10%			4.37%

(1)
Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,599,000 and $1,379,000 for the quarters ended March 31, 2007 and 2006, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

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

Rate/Volume Analysis of Net Interest Income

	For the Quarter Ended March 31, 2007 vs. 2006
(Dollars in Thousands)	Increase (Decrease) Due to Change In
	Volume	Rate	Total
Interest income: Net loans [1]	$6,215	$36	$6,251
Securities of government sponsored enterprises	72	278	350
Other investment securities	109	9	118
Overnight investments	(366)	260	(106)
Money market preferred securities	-	-	-
Interest-earning deposits	(5)	-	(5)
Total interest income	6,025	583	6,608

Interest expense:
Money market deposits	$975	$509	$1,484
Super NOW deposits	(2)	-	(2)
Savings deposits	22	71	93
Time certificates of deposit in denominations of $100,000 or more	1,940	1,195	3,135
Other time deposits	138	262	400
Other borrowings	(520)	324	(196)
Total interest expense	2,553	2,361	4,914

Change in net interest income	$3,472	$(1,778)	$1,694

(1) Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $1,599,000 and $1,379,000 for the quarters ended March 31, 2007 and 2006, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

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

Our stringent loan underwriting standard and proactive credit follow-up procedures have helped us successfully curb an increase of the provision for loan losses despite our rapid loan growth. However, the provision for loan losses increased to $1.6 million in the first quarter of 2007 as compared with $1.0 million for the prior year’s same quarter. Such increase was made to keep pace with an increase of non-performing loans (see “Financial Condition - Nonperforming Assets” below for further discussion) in addition to the growth of our loan portfolio. Included in such provision was a $375,000 provision to the reserve for off-balance-sheet items in the first quarter of 2007, as compared with the $111,000 provision to the reserve for off-balance-sheet items for the prior year’s same quarter. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income decreased to $5.2 million in the first quarter of 2007, as compared with $5.8 million in the same period of 2006, representing a decrease of 9.6% during the comparable periods. Noninterest income as a percentage of average assets was 0.26% and 0.34% in the first quarter of 2007 and 2006, respectively. Such decrease was mainly caused by the reduction of loan sales activities. We currently earn non-interest income from various sources, including an income stream provided by bank-owned life insurance in the form of an increase in cash surrender value and gain on sale of residential mortgage loans.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in thousands)

For the Quarter Ended March 31,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,287	43.9%	$2,155	37.4%
Gain on sale of loans	1,809	34.7%	2,350	40.8%
Loan related servicing income	271	5.2%	529	9.2%
Referral fee income	-	-	48	0.8%
Loan packaging fee	20	0.4%	114	2.0%
Income from other earning assets	277	5.3%	240	4.1%
Other income	546	10.5%	328	5.7%
Total	$5,210	100.0%	$5,764	100.0%
Average assets	$1,991,923		$1,703,524
Noninterest income as a % of average assets		0.26%		0.34%

Our largest source of noninterest income in the first quarter of 2007 was service charge income on deposit accounts, representing 43.9% and 37.4% of total noninterest income in the first quarter of 2007 and 2006, respectively. This revenue source generally increases in accordance with an increase in the number of transactional accounts and increased by 6.1% in the first quarter of 2007 to $2.3 million, as compared with $2.2 million in the first quarter of 2006. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

Our second largest source of noninterest income in the first quarter of 2007 was the gain on the sale of loans, which decreased to $1.8 million in the first quarter of 2007 from $2.4 million in the prior year’s same quarter. The ratio of this income as a percentage of total noninterest income was 34.7% in the first quarter of 2007, compared to 40.8% during the first quarter of 2006. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We regularly sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. While SBA (7a) loan production in the first quarter of 2007 was $38.8 million which is comparable to $39.6 million in the same quarter of 2006, we sold less in anticipation of premium increases going forward. We sold $25.6 million and $33.0 million in the first quarter of 2007 and 2006, respectively. This less sales volume combined with the lower sales premium decreased the sales gains on the guaranteed portions of SBA loans to $1.7 million in the first quarter of 2007 as compared with $2.3 million in the same quarter of 2006. We generally earn this source of noninterest income from the sale of the unguaranteed portion of SBA loans and residential mortgage loans. Gain on sale of residential mortgage loans was $59,000 and $53,000, respectively, in the first quarter of 2007 and 2006. However, the sale of the unguaranteed portion of SBA loans is not considered a stable source of income, and we had no such sales in the first quarter of 2007 or 2006.

The third largest source of noninterest income was loan-related financing and servicing fees. These fees consist of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade financing activities and the growth of our servicing loan portfolio, this fee income source historically has increased. However, it decreased to $271,000 in the first quarter of 2007 from $529,000 for the prior year’s same period. Such decrease was mainly caused by the significant reversals of servicing assets on sold SBA loans which were paid off before their maturities. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and are charged by the monthly amortization of servicing assets that we capitalize upon sale of the related loan. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. For the first three months of 2007, $607,000 of servicing assets were charged back to this income account by the early pay-offs as compared to $284,000 for the prior year’s same period. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio (the servicing portfolio increased to $330.3 million at March 31, 2007 from $293.4 million a year ago), management believes that this income source should continue to increase as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referring to other financial institutions loans that did not meet our lending requirements for various reasons, including size, availability of funds, credit criteria and others. There was no referral fee income in the first quarter of 2007, while our referral fee income was $48,000 in the same period of 2006. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business and fee income therefrom is not a stable source of revenue.

Income on other earning assets represented income from earning assets other than interest-earning assets, such as dividend income from Federal Home Loan Bank (the “FHLB”) stock ownership and the increase in cash surrender value of bank-owned life insurance. Such income was $277,000 and $240,000 for the first quarter of 2007 and 2006, respectively. This increase was primarily attributable to the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Noninterest income, other than the categories specifically addressed above, represented income from miscellaneous sources, such as check book sales income and operating recoveries, and generally increases as our business activities grow. In the first quarter of 2007, we recognized $148,000 other income for the increase of fair value on servicing assets in accordance with FAS 156, which became effective on January 1, 2007, and this miscellaneous income therefore increased to $566,000 in the first quarter of 2007 from $442,000 in the first quarter of 2006.

Noninterest Expense

Total noninterest expense increased to $10.5 million in the first quarter of 2007 from $8.9 million in the same period of 2006. This increase can be attributed to the expanded personnel and premises associated with our business growth, including the opening of new offices. However, due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain noninterest expenses as a percentage of average assets at the lower level of 0.53% and 0.52% in the first quarter of 2007 and 2006, respectively. Our commitment to overhead management has improved our operational efficiency during our expansion, as evidenced by our relatively low efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income). In the first quarter of 2007, the efficiency ratio increased to 43.4%, compared to 38.5% in the same quarter a year ago due mainly to the integration of our New York operation. Although expenses were up relative to the first quarter last year, we expect that our efforts in cost-cutting and revenue diversification will reduce the efficiency ratio to around 40% fairly quickly and sustain it going forward.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense
(Dollars in thousands)

For the Quarter Ended March 31,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$5,698	54.2%	$5,256	59.3%
Occupancy and equipment	1,270	12.1%	896	10.1%
Data processing	765	7.3%	505	5.7%
Loan referral fee	420	4.0%	342	3.9%
Professional fees	315	3.0%	242	2.7%
Directors’ fees	140	1.3%	121	1.4%
Office supplies	174	1.6%	111	1.2%
Advertising and promotional expenses	146	1.4%	182	2.1%
Communications	115	1.1%	105	1.2%
Deposit insurance premium	50	0.5%	43	0.5%
Outsourced service for customer(s)	376	3.6%	341	3.8%
Amortization of intangible	74	0.7%	-	-
Investor relation expenses	81	0.8%	45	0.5%
Other	879	8.4%	675	7.6%
Total	$10,503	100.0%	$8,864	100.0%
Average assets	$1,991,923		$1,703,524
Noninterest expenses as a % of average assets		0.53%		0.52%

Salaries and employee benefits increased by 8.4% to $5.7 million or 54.2% of total noninterest expenses in the first quarters of 2007, as compared with $5.3 million, or 59.3% for the prior year’s same quarter. Such increase was the result of overall compensation increase caused by stiff competition for qualified bankers in our niche market in addition to our new office openings and business growth in the past 12 months that require additional staffing. Our efforts to promote efficient operations limited the increase of these expenses lower than the growth rate of quarterly average-assets (16.9%) between those two periods in comparison. Our acquisition of two branches in New York significantly increased the number of full-time equivalent employees to 347 as of March 31, 2007, as compared with 298 as of March 31, 2006, but we were able to retain assets per employee at $5.8 million in both periods.

Occupancy and equipment expenses increased to $1.3 million, or 12% of total noninterest expenses, in the first quarter of 2007 as compared with $896,000, or 10%, for the prior year’s same quarter. The increase was primarily due to the additional lease expenses for the two New York branches acquired in May 2006.

Data processing expenses and office supplies together represent close to 10% of total noninterest expenses. They increased to $765,000 and $174,000, respectively, in the first quarters of 2007, as compared with $505,000 and $111,000 for the prior year’s same quarter. The increases in these expenses were due mainly to the integration of two New York branches.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level. Although SBA loan production level in the first quarter of 2007 was $38.8 million, comparable to $39.6 million in the same quarter of the prior year, the severe competition in the SBA market increased the referral fee rates we pay to brokers. As a result, these referral fees increased to $420,000 in the first quarter of 2007 as compared with $342,000 in the same period of 2006.

Professional fees generally increase as we grow and were $315,000 and $242,000, or 3.0% and 2.7% of total noninterest expenses, in the first quarters of 2007 and 2006, respectively. We expect these expenditures will continue to be significant as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we recently commenced business operations.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, such as escrow accounts and brokerage accounts, these expenses increased from $341,000 in the first quarter of 2006 to $376,000 in the same period of 2007.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. With our expansion of such activities, these expenses have increased from $45,000 in the first quarter of 2006 to $81,000 in the same period of 2007.

Noninterest expense other than the categories specifically addressed above, such as directors’ fees and other miscellaneous expenses, increased to $1.4 million in total in the first quarter of 2007 as compared with $1.1 million for the prior year’s same quarter. In addition to normal increases in connection with our business growth, such increase was also caused by losses on disposition of nonperforming assets ($49,000) and the amortization expenses ($74,000) of intangibles acquired upon the acquisition of Liberty Bank of New York in May, 2006.

Generally, noninterest expense has increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff and premises as well as data processing costs. Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and operational efficiency to keep the increases of these expenses to a minimum relative to our rate of growth.

Provision for Income Taxes

For the quarter ended March 31, 2007, we made a provision for income taxes of $4.7 million on pretax net income of $12.1 million, representing an effective tax rate of 39.3%, as compared with a provision for income taxes of $5.3 million on pretax net income of $13.1 million, representing an effective tax rate of 40.4% for the prior year’s same period.

The effective tax rates in the first quarter of 2007 were reasonably consistent with those for the prior year’s same quarter. Our effective tax rates were one to two percentage points lower than statutory rates due to tax benefits derived from doing business in an Enterprise Zone or EZ, as well as our purchase of bank-owned life insurance policies and low income housing tax credit funds (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At March 31, 2007 and December 31, 2006 we had net deferred tax assets of $7.4 million and $9.7 million, respectively.

Effective on January 1, 2007, we adopted the provisions of FIN. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, we recognized an increase of approximately $162,000 in the deferred tax liability for unrecognized tax benefit. Such unrecognized tax benefit was recorded as a cumulative effect accounting adjustment reducing retained earnings. If the balance of unrecognized tax benefits were to become recognized, it would impact the effective income tax rate. The Company does not believe any additional material adjustments will be made related to unrecognized tax benefits for the remainder of 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest payable of approximately $9,000 is included in the unrecognized tax benefit amount as of January 1, 2007.

As of January 1, 2007 the Company is subject to federal income tax examinations for the years 2004 through 2006 and non-federal income tax examinations for the years 2003 through 2006. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income increased by $54.8 million, or 4.0%, to $1.62 billion at March 31, 2007, as compared with $1.56 billion at December 31, 2006. Total loans net of unearned income as a percentage of total assets as of March 31, 2007 and December 31, 2006 were 80.7% and 77.7%, respectively.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	March 31, 2007	December 31, 2006
Construction	$38,717	$46,285
Real estate secured	1,229,376	1,183,030
Commercial and industrial	299,491	278,165
Consumer	47,771	53,059
Total loans, excluding unearned income	$1,615,355	$1,560,539
Participation loans sold and serviced by the Company	$329,681	$336,652
Construction	2.4%	3.0%
Real estate secured	76.1%	75.8%
Commercial and industrial	18.5%	17.8%
Consumer	3.0%	3.4%
Total loans, excluding unearned income	100.0%	100.0%

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.23 billion and $1.18 billion as of March 31, 2007 and December 31, 2006, respectively. The real estate secured loans as a percentage of total loans were 76.1% and 75.8% at March 31, 2007 and December 31, 2006, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding was $40.6 million at December 31, 2006 and $38.7 million at March 31, 2007, and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at March 31, 2007 were $2.3 million and $5.1 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $4.6 million and $1.1 million, respectively, at December 31, 2006.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans at March 31, 2007 increased to $299.5 million, as compared with $278.2 million at December 31, 2006. Commercial and industrial loans as a percentage of total loans were 18.5% at March 31, 2007 and 17.8% at December 31, 2006. Such increase was mainly caused by our marketing strategy targeted for the relationship-based accounts, such as unsecured business and commercial loans.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in auto loan financing, which we provide as a service only to existing customers. With our target marketing since 2003, the consumer loans continued to increase to $53.1 million at December 31, 2006, but we subsequently slowed down the auto loan financing for credit risk management purposes. As a result, this portfolio decreased to $47.8 million at March 31, 2007. Management anticipates further increases in other types of consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans are generally extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. Since then, construction loans increased to $46.3 million at the end of 2006, but temporarily decreased to $38.7 million at the end of the first quarter of 2007. Construction loans as a percentage of total loans represents 2.4% of total loans. We expect to expand our construction lending activities with this specialized capacity under the guidance of the Commercial Loan Center.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of March 31, 2007. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $24.2 million, and includes unearned income and deferred fees totaling $8.6 million at March 31, 2007:

Loan Maturities and Repricing Schedule

	At March 31, 2007
	0 - 1 year	1 - 5 years	After 5 Years	Total
	(Dollars in Thousands)
Construction	$38,717	$-	$-	$38,717
Real estate secured	894,201	288,118	27,663	1,209,982
Commercial and industrial	290,391	9,239	4,046	303,676
Consumer	26,273	21,050	-	47,323
Total loans, net of unearned income	$1,249,582	$318,408	$31,709	$1,599,698
Loans with variable (floating) interest rates	$1,225,039	$24,787	$1,010	$1,250,835
Loans with predetermined (fixed) interest rates	$24,543	$293,621	$30,699	$348,863

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California have generally increased. Starting 2006, however, we have seen below-trend growth in GDP and a slowdown of the real estate market in California. Given the current economic conditions, no assurance can be given that property values will not significantly decrease.

Nonperforming Assets

Nonperforming assets (“NPAs”) consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other nonperforming assets.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. Other nonperforming assets (“other NPAs”) consist of properties, mainly other real estate owned (OREO) and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

Our continued emphasis on asset quality control enabled us to maintain a relatively low level of nonperforming loans prior to 2007. However, the general economic condition of the United States as well as the local economies in which we do business has shown a slowdown as the housing sector has cooled in 2006 and the transition to below-trend GDP growth has started. This transition of the economy affected our borrowers’ strength and our nonperforming loans increased by $13.4 million to $20.3 million at the end of the first quarter of 2007 from $6.9 million at December 31, 2006 which previously increased from $2.2 million at March 31, 2006. The ratio of nonperforming loans over total loans increased to 1.25% at March 31, 2007, as compared with 0.44% at December 31, 2006 and 0.17% at March 31, 2006.

Such increase in nonperforming loans in the first quarter was primarily caused by four large loans totaling $13.2 million that became over 90 days past due in the first quarter of 2007. Three of the large non-performing loans in the amount of $7.8 million were either brought current or in process of collection through insurance proceeds. The other loan is currently under work-out program and expected to be fully resolved in the coming few months.  We don’t expect any significant principal losses on these four loans since they are all well-secured by the first deeds of trust on commercial properties with low loan to value ratio.

At March 31, 2007, we repossessed $112,000 worth of vehicles, in other NPAs, while we had $233,000 in other NPAs at the end of 2006, which consisted of a few repossessed vehicles and one OREO,which was sold at a small loss in January 2007. At March 31, 2006, we had three OREO in other NPAs, in an amount of $294,400, which were subsequently sold without significant losses. Together with other NPAs, the ratio of NPAs as a percentage of total loans and other NPAs increased to 1.26% at March 31, 2007, as compared with 0.45% at December 31, 2006 and 0.19% at March 31, 2006.

Management believes that the increase of nonperforming loans does not reflect the trend nor the overall quality of our loan portfolio, considering the total delinquent loans over 30 days, excluding the four loans discussed above, were insignificant as of March 31, 2007 at $7.2 million or 0.45% of total loans. However, our profits in the first quarter of 2007 was significantly tempered by this increase of nonperforming loans due to the lost interest income on them and additional loan loss provision provided in the quarter.

Management also believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of March 31, 2007. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of March 31, 2007, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets
(Dollars in Thousands)

	March 31, 2007	December 31, 2006	March 31, 2006

Nonaccrual loans: [1]
Real estate secured	$15,927	$2,530	$1,190
Commercial and industrial	1,485	2,342	310
Consumer	235	930	290
Total	17,647	5,802	1,790
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	-	-	-
Real estate secured	2,558	209	361
Commercial and industrial	6	838	77
Consumer	39	-	-
Total	2,603	1,047	438
Restructured loans: [2]
Real estate secured	-	-	-
Commercial and industrial	-	-	-
Consumer	-	-	-
Total
Total nonperforming loans	20,250	6,849	2,228
Repossessed vehicles	112	95
Other real estate owned	-	138	294
Total nonperforming assets (“NPAs”)	$20,362	$7,082	$2,522

Nonperforming loans as a % of total loans	1.25%	0.44%	0.17%
NPAs as a % of total loans and other NPAs	1.26%	0.45%	0.19%
Allowance for loan losses as a % of nonperforming loans	85.01%	272.38%	667.63%

(1) During the three months ended March 31, 2007, no interest income related to these loans was included in net income. Additional interest income of approximately $1,112,000 would have been recorded during the three months ended March 31, 2007, if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended March 31, 2007 or, if not outstanding throughout the three months ended March 31, 2007, since origination.

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

With the economic transition addressed in “Nonperforming Assets” above, the net charge-offs in the first quarter of 2007 increased to $2.7 million compared to $78,000 in the same quarter of 2006. The net charge-offs in 2007 included $928,000 consumer loan charge-offs, the majority of which were the charge-offs of automobile loans, including automobile inventory financing, extended in connection with two used car dealers who closed down their businesses in the middle of 2006. This $2.7 million net charge-offs represents 0.17% of average total loans in the first quarter of 2006, substantially higher than 0.06% for the preceding quarter and 0.01% for the first quarter of 2006.

In order to keep pace with the increase of nonperforming loans and our loan portfolio, we increased our allowance for loan losses by $2.3 million, or 15.8% to $17.2 million at March 31, 2007, as compared with $14.9 million a year ago. However, as compared with $18.7 million at December 31, 2006, it decreased slightly due to the significant net charge-offs we made in the first quarter of 2007. With the continued increase of the allowance for loan losses in recent years, we were able to maintain the allowance for loan losses above 1% of total loans. Management believes that the current ratio of 1.07% is in line with our peer group average and adequate for our loan portfolio because our delinquency ratio, over 30 days past due loans over total loans, remains at a relatively low level (1.5%) at the end of the first quarter of 2007 and we believe that the level of total non-performing loans will be lowered in near future without significant losses (see “Financial condition - nonperforming assets” above.).

Although management believes the allowance, at March 31, 2007, was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which may adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of March 31, 2007 and December 31, 2006, our allowance for loan losses consisted of amounts allocated from three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology	As of:	As of:
	March 31, 2007	December 31, 2006
Specific review of individual loans	$849,074	$1,779,560
Review of pools of loans with similar characteristics	13,196,218	13,424,657
Judgmental estimate based on various qualitative factors	3,168,865	3,449,865
Total allowance for loan losses	$17,214,156	$18,654,082

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in thousands)

As of and for the quarter ended	March 31, 2007	December 31, 2006	March 31, 2006
Balances:
Average total loans outstanding during period	$1,569,137	$1,538,218	$1,281,303
Total loans (net of unearned income)	1,615,355	1,560,539	1,312,588
Allowance for loan losses:
Balances at beginning of period	18,654	18,417	13,999
Actual charge-offs:
Real estate secured	163	-	-
Commercial and industrial	1,655	213	110
Consumer	928	759	70
Total charge-offs	2,746	973	180
Recoveries on loans previously charged off:
Real estate secured	-	1	-
Commercial and industrial	10	1	99
Consumer	41	21	3
Total recoveries	51	23	102
Net loan charge-offs (recoveries)	2,695	950	78
Allowance for loan losses acquired in LBNY acquisition		-	-
Provision for loan losses	1,630	940	1,060
Less: Provision for losses in off-balance sheet items	375	(247)	111
Balances at end of period	$17,214	$18,654	$14,870

Ratios:
Net loan charge-offs to average total loans	0.17%	0.06%	0.01%
Allowance for loan losses to total loans at period-end	1.07%	1.20%	1.13%
Net loan charge-offs to allowance for loan losses	15.66%	5.09%	0.53%
Net loan charge-offs to provision for loan losses	165.33%	101.05%	7.43%

The table below summarizes, for the periods indicated, the balance of allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

	Distribution and Percentage Composition of Allowance for Loan Losses (Dollars in thousands)
Balance as of	March 31, 2007			December 31, 2006
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$256	$38,717	0.66%	$352	$46,285	0.76%
Real estate secured	10,674	1,229,377	0.87%	9,933	1,183,030	0.84%
Commercial and industrial	5,455	299,491	1.82%	7,164	278,165	2.58%
Consumer	829	47,771	1.74%	1,205	53,059	2.27%
Total Allowance	$17,214	$1,615,355	1.07%	$18,654	$1,560,539	1.20%

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of March 31, 2007:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$20,583	$-	$-	$-	$20,583
Junior subordinated debenture	4,239	5,560	417	61,547	71,763
Operating leases	2,675	4,646	2,094	2,142	11,557
Time deposits	469,239	505,681	13	186	975,118
Total	$496,735	$515,887	$2,524	$63,875	$1,079,021

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2007 and December 31, 2006, we had commitments to extend credit of $191.1 million and $141.2 million, respectively. Obligations under standby letters of credit were $9.0 million and $9.5 million at March 31, 2007 and December 31, 2006, respectively, and the obligations under commercial letters of credit were $11.6 million and $14.8 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2007 and December 31, 2006, we had $74 million and $130 million, respectively, in federal funds sold, repurchase agreements, and interest bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)
	As of March 31, 2007		As of December 31, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$14,000	$13,888	$14,000	$13,845
Collateralized mortgage obligation.	187	175	196	181
Municipal securities	425	419	425	419

Available for Sale:
Securities of government sponsored enterprises	90,825	90,647	87,809	87,511
Mortgage backed securities	19,241	19,202	21,033	20,917
Collateralized mortgage obligation	37,038	36,752	38,650	38,260
Corporate securities	17,406	17,433	13,445	13,387
Municipal securities	7,725	7,757	7,725	7,763

Total investment securities	$186,847	$186,273	$183,283	$182,283

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at March 31, 2007:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)
	Within One Year		After One But Within Five Years		After Five But Within Ten Years			After Ten Years	Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity: Securities of government sponsored enterprises	$-	-	$12,000	4.26%	$2,000	3.97%	$-	-	$14,000	4.22%
Collateralized mortgage obligation.	-	-	187	3.97%	-	-	-	-	187	3.97%
Municipal securities	-	-	425	4.12%	-	-	-	-	425	4.12%

Available-for-sale: Securities of government sponsored enterprises	21,944	4.58%	68,703	5.03%	-	-	-	-	90,647	4.92%
Mortgage backed securities	10,420	4.61%	6,651	4.49%	262	5.66%	1,869	5.94%	19,202	4.71%
Collateralized mortgage obligation	-		36,752	5.15%	-	-	-	-	36,752	5.15%
Corporate securities	5,337	4.85%	10,155	5.48%	1,941	4.46%	-	-	17,433	5.17%
Municipal securities	-	-	397	3.66%	2,277	3.72%	5,083	4.06%	7,757	3.94%

Total investment securities	$37,701	4.63%	$135,270	4.99%	$6,480	4.10%	$6,952	4.57%	$186,403	4.87%

Our investment securities holdings increased by $3.9 million, or 2.16%, to $186.4 million at March 31, 2007, compared to holdings of $182.5 million at December 31, 2006. Total investment securities as a percentage of total assets were 9.3% and 9.1% at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, investment securities having a carrying value of $160.3 million were pledged to secure certain deposits.

Held-to-maturity securities, which are carried at their amortized costs, were both at approximately $14.6 million at March 31, 2007 and December 31, 2006. Available-for-sale securities, which are stated at their fair market values, increased to $171.8 million at March 31, 2007 from $167.8 million at December 31, 2006. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

As of March 31, 2007	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$30,961	$(28)	$56,652	$(337)	$87,612	$(365)
Collateralized mortgage obligation	-	-	23,316	(318)	23,316	(318)
Mortgage backed securities	552	(3)	9,081	(131)	9,633	(134)
Corporate securities	5,337	-	1,941	(58)	7,278	(58)
Municipal securities	-	-	3,803	(31)	3,804	(31)
	$36,850	$(31)	$94,793	$(875)	$131,643	$(906)

As of December 31, 2006	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligation	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Corporate securities	-	-	3,802	(34)	3,802	(34)
Municipal securities	-	-	2,929	(68)	2,929	(68)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

As of March 31, 2007, the total unrealized losses less than 12 months old were $31,000, and total unrealized losses more than 12 months old were $875,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $36.9 million at March 31, 2007, and those with unrealized losses more than 12 months old were $94.8 million. As of December 31, 2006, the total unrealized losses less than 12 months old were $60,000, and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.8 million at December 31, 2006, and those with unrealized losses more than 12 months old were $99.5 million.

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

We have the ability and intent to hold the securities classified as held to maturity until they mature, at which time we expect to receive full value for the securities. As of March 31, 2007, we also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2007, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statement of operations.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value on the bank owned life insurances or BOLI.

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

In 2003, we invested in two low-income housing tax credit funds or LIHTCFs to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions.

The balances of other earning assets as of March 31, 2007 and December 31, 2006 were as follows:

Type	Balance as of March 31, 2007	Balance as of December 31, 2006
BOLI	$15,784,000	$15,636,000
LIHTCF	4,334,000	4,206,000
Federal Home Loan Bank Stock	7,652,000	7,542,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at March 31, 2007 and December 31, 2006, were $1.74 billion and $1.75 billion, respectively, representing a decrease of $16.3 million, or 0.9% in the first three months of 2007.

Since 2006, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts. Therefore, our reliance on time deposits to fund our lending continued to increase in 2006. In the fourth quarter of 2006, we implemented a new strategy to moderate balance sheet growth and initiated a deposit campaign to increase non-time deposits and improve our fund cost. This campaign increased our non-time deposits by $13.1 million in the first quarter of 2007 while decreasing time deposits by $29.4 million in the same quarter. Our average cost of interest-bearing liabilities was slightly lowered to 4.98% in the first quarter of 2007 from 5.03% in the preceding quarter after rising in each quarter of 2006. We believe that our regional diversification into the Texas and New York/New Jersey markets will also help reduce our time deposit reliance level going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2007 increased to 5.28%, as compared with 4.61% for the prior year’s same quarter. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:	March 31, 2007		December 31, 2006		March 31,2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, noninterest-bearing	$311,428		$317,630		$288,570
Money market	405,928	4.53%	385,823	4.50%	315,852	3.94%
Super NOW	20,957	1.11%	19,719	1.16%	21,719	1.10%
Savings	29,270	1.93%	29,007	1.66%	21,663	0.89%
Time certificates of deposit in denominations of $100,000 or more	803,630	5.28%	791,800	5.40%	649,306	4.61%
Other time deposits	159,946	4.87%	162,876	4.90%	147,485	4.20%
Total deposits	$1,731,159	4.01%	$1,706,855	4.03%	$1,444,595	3.39%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2007 are, as follows:

Maturities of Time Deposits of $100,000 or More, at March 31, 2007
(Dollars in Thousands)

Three months or less	$381,846
Over three months through six months	224,515
Over six months through twelve months	180,572
Over twelve months	2,017
Total	$788,950

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at March 31, 2007 and December 31, 2006.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $3.1 million at March 31, 2007 from $5.2 million at December 31, 2006 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for the quarters indicated(dollars in thousands):

For the Quarter ended	March 31, 2007	December 31, 2006
Balance at quarter-end	$20,000	$20,000
Average balance during the quarter	$20,000	$39,108
Maximum amount outstanding at any month-end	$20,000	$56,000
Average interest rate during the quarter	3.68%	3.83%
Average interest rate at quarter-end	3.68%	3.68%

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

2002 Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.45% at March 31, 2007, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part at par prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for holding company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.20% at March 31, 2007, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.14% at March 31, 2007, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after March 17, 2010.

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

Under the final rule, as of March 31, 2007, Wilshire Bancorp counted the full amount ($50.0 million) of trust preferred securities as Tier 1 capital.

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See further discussion on these risks on “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at March 31, 2007 and December 31, 2006 totaled approximately $322.3 million and $378.6 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 16.11% and 18.8% at March 31, 2007 and December 31, 2006, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 50% of borrowing capacity, as such borrowing does not qualify as core funds. As of March 31, 2007, our borrowing capacity from the FHLB was about $446.4 million and the outstanding balance was $20 million, or approximately 4.5% of our borrowing capacity. As of March 31, 2007, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. (See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding regulatory capital requirements.)

At March 31, 2007, total shareholders’ equity increased by $7.6 million, after declaring cash dividends of $1.5 million, to $157.2 million from $149.6 million at December 31, 2006. Such additional capital was primarily derived from internally generated operating income ($7.3 million). Our equity also increased by the share-based compensation, cumulative effects in change of accounting principles, and other comprehensive income.

For the regulatory capital ratio computation purpose, the Junior Subordinated Debentures of $61.5 million, which consists of $10 million issued by the Bank and $51.5 million issued by the Company in connection with the issuance of $50 million trust preferred securities, were taken into consideration. As of March 31, 2007 and December 31, 2006, Wilshire Bancorp accounted for $50.0 million of such securities as Tier 1 capital and $10.0 million as Tier 2 capital. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

As of March 31, 2007 and December 31, 2006, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	Actual ratios for the Company as of:
			March 31, 2007	December 31, 2006	March 31, 2006
Total capital to risk-weighted assets	10%	8%	13.80%	13.63%	14.43%
Tier I capital to risk-weighted assets	6%	4%	12.07%	11.81%	11.84%
Tier I capital to adjusted average assets	5%	4%	10.00%	9.79%	9.47%

Wilshire State Bank	Regulatory Well- Capitalized Standards	Regulatory Adequately-Capitalized Standards	Actual ratios for the Bank as of:
			March 31, 2007	December 31, 2006	March 31, 2006
Total capital to risk-weighted assets	10%	8%	13.71%	13.51%	13.20%
Tier I capital to risk-weighted assets	6%	4%	11.98%	11.68%	11.32%
Tier I capital to adjusted average assets	5%	4%	9.93%	9.69%	9.06%

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

The significant balance of noninterest bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At March 31, 2007, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 6.4% of average interest-earning assets). We do not anticipate a major change in our net interest margin as we expect such repricing gap, if occurred, to be eliminated within a year.

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

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 17.5% positive gap for the three-month timeframe. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis

	At March 31, 2007
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:	(Dollars in Thousands)
Gross loans[1]	$1,190,291	$59,292	$318,407	$31,709	$1,599,699
Investment securities	13,837	23,864	135,270	13,432	186,403
Federal funds sold and cash equivalents agreement to resell	74,003	-	-	-	74,003
Interest-earning deposits	-	-	-	-	-
Total	$1,278,131	$83,156	$453,677	$45,141	$1,860,105

Interest-bearing liabilities:
Savings deposits	29,479	-	-	-	29,479
Time deposits of $100,000 or more	383,601	403,333	1,917	100	788,951
Other time deposits	50,326	102,350	2,023	15	154,714
Other interest-bearing deposits	445,006	-	-	-	445,006
Other borrowings demand deposits	46,083	20,000	15,464	-	81,547
Total	$954,495	$525,683	$19,404	$115	$1,499,697

Interest rate sensitivity gap	$323,636	($442,527)	$434,273	$45,026	$360,408
Cumulative interest rate sensitivity gap	$323,636	($118,891)	$315,382	$360,408
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	17.45%	-6.41%	17.01%	19.44%

1Excludes the gross amount of non-accrual loans of approximately $24.2 million at March 31, 2007.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2007. All assets presented in this table are held-to-maturity or available-for-sale. At March 31, 2007, we had no trading securities:

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	$115,434	18.7%	$306,596	7.3%
+100	106,945	10.0%	297,924	4.3%
0	97,217	-	285,751	-
-100	97,120	-0.1%	266,659	-6.7%
-200	88,273	-9.2%	243,603	-14.7%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of these types of transactions.

ITEM 4. Controls and Procedures

Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially effected, or are reasonably likely to materially effect, our internal controls over financial reporting.

OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Table
Reference Number	Item

11	Statement Regarding Computation of Net Earnings per Share[1]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]The information required by this Exhibit is incorporated by reference from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 10, 2007	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)