Form 10-Q
period 2007-06-30
WILSHIRE BANCORP INC
filed 2007-08-09
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

The number of shares of Common Stock of the registrant outstanding as of July 31, 2007 was 29,371,696.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

FINANCIAL INFORMATION

Item 1.	Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$70,949,354	$75,243,346
Federal funds sold and other cash equivalents	25,003,498	130,003,268
Cash and cash equivalents	95,952,852	205,246,614

Securities available for sale, at fair value (amortized cost of $196,576,670 and $168,662,357
at June 30, 2007 and December 31, 2006, respectively)	195,102,867	167,837,734
Securities held to maturity, at amortized cost (fair value of $11,432,699 and $14,445,714
at June 30, 2007 and December 31, 2006, respectively)	11,603,336	14,620,870
Interest-only strips, at fair value (amortized cost of $865,452 and $1,008,064
at June 30, 2007 and December 31, 2006, respectively)	904,698	1,130,006
Loans held for sale—at the lower of cost or market	13,806,930	5,496,421
Loans receivable, net of allowance for loan losses of $19,377,856 and $18,654,082
at June 30, 2007 and December 31, 2006, respectively	1,639,858,935	1,536,388,815
Bank premises and equipment—net	10,204,715	10,464,600
Federal Home Loan Bank stock, at cost	8,475,800	7,541,700
Accrued interest receivable	10,096,512	10,049,265
Other real estate owned—net	-	138,000
Deferred income taxes—net	9,296,891	9,722,008
Servicing assets	5,093,383	5,080,466
Due from customers on acceptances	4,237,932	2,385,134
Cash surrender value of life insurance	15,931,305	15,635,773
Goodwill	6,674,772	6,674,772
Core deposit intangible	1,445,653	1,532,485
Favorable lease intangible	290,633	352,231
Other assets	10,538,517	8,186,927
TOTAL	$2,039,515,731	$2,008,483,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$327,399,787	$319,310,552
Interest bearing:
Savings	29,519,873	29,019,943
Time deposits of $100,000 or more	792,031,136	812,105,950
Other time deposits	148,848,741	160,933,032
Money market accounts and other	468,125,274	430,603,175
Total deposits	1,765,924,811	1,751,972,652
Federal Home Loan Bank borrowings	20,000,000	20,000,000
Junior subordinated debentures	61,547,000	61,547,000
Accrued interest payable	12,520,844	12,006,124
Acceptances outstanding	4,237,932	2,385,134
Other liabilities	12,698,641	10,937,886
Total liabilities	1,876,929,228	1,858,848,796

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding,
29,371,696 shares and 29,197,420 shares at at June 30, 2007 and December 31, 2006, respectively	$50,732,993	$49,122,536
Accumulated other comprehensive loss, net of tax benefit	(710,732)	(407,612)
Retained earnings	112,564,242	100,920,101
Total shareholders’ equity	162,586,503	149,635,025
TOTAL	$2,039,515,731	$2,008,483,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$36,583,855	$31,625,453	$70,485,325	$59,275,335
Interest on investment securities and deposits in
other financial institutions	2,341,925	2,238,038	4,580,432	4,013,810
Interest on federal funds sold and other cash equivalents	578,119	773,415	2,087,266	2,388,917
Total interest income	39,503,899	34,636,906	77,153,023	65,678,062

INTEREST EXPENSE:
Deposits	17,242,926	13,644,758	34,605,420	25,897,641
Interest on other borrowings	1,345,172	1,554,370	2,659,030	3,063,947
Total interest expense	18,588,098	15,199,128	37,264,450	28,961,588

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	20,915,801	19,437,778	39,888,573	36,716,474

PROVISION FOR LOSSES ON LOANS AND
LOAN COMMITMENTS	4,500,000	1,200,000	6,130,000	2,260,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	16,415,801	18,237,778	33,758,573	34,456,474

NONINTEREST INCOME:
Service charges on deposit accounts	2,504,461	2,441,093	4,791,516	4,596,250
Gain on sale of loans	2,334,401	3,055,165	4,143,753	5,405,015
Loan-related servicing fees	420,063	363,755	690,957	892,836
Loan referral fees	-	-	-	47,647
Loan packaging fees	15,096	119,986	35,550	234,234
Income from other earning assets	275,157	256,761	552,258	496,637
Other income	762,058	343,666	1,307,541	671,834
Total noninterest income	6,311,236	6,580,426	11,521,575	12,344,453

NONINTEREST EXPENSES:
Salaries and employee benefits	5,702,502	5,964,781	11,400,336	11,220,786
Occupancy and equipment	1,299,830	1,072,116	2,569,997	1,967,839
Data processing	744,827	650,081	1,509,842	1,154,880
Loan referral fees	430,043	600,627	850,096	942,926
Outsourced service for customers	447,368	290,306	823,360	631,095
Advertising and promotional	251,403	375,941	397,775	557,858
Professional fees	264,004	249,650	578,825	492,154
Office supplies	146,558	199,776	320,209	310,689
Directors’ fees	133,650	125,118	273,550	246,468
Communications	119,767	127,631	234,407	232,752
Investor relations	103,304	65,432	184,054	110,443
Deposit insurance premiums	322,311	47,198	372,240	89,867
Amortization of core deposit intangible	43,416	20,743	86,832	20,743
Amortization of favorable lease intangible	30,969	14,634	61,598	14,634
Other real estate owned	-	12,090	-	12,090
Other operating	565,929	801,061	1,445,449	1,475,679
Total noninterest expenses	10,605,881	10,617,185	21,108,570	19,480,903

INCOME BEFORE INCOME TAX PROVISION	12,121,156	14,201,019	24,171,578	27,320,024

INCOME TAX PROVISION	4,775,225	5,785,741	9,508,441	11,082,032

NET INCOME	$7,345,931	$8,415,278	$14,663,137	$16,237,992
EARNINGS PER SHARE:
Basic	$0.25	$0.29	$0.50	$0.56
Diluted	$0.25	$0.29	$0.50	$0.56

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE—January 01, 2006	28,630,600	$41,340,448	$(1,026,202)	$72,789,622	$113,103,868

Stock options exercised	489,770	178,830			178,830
Cash dividend declared				(2,893,007)	(2,893,007)
Stock compensation expense		149,949			149,949
Tax benefit from stock options exercised		899,249			899,249
Shares issued for acquisition of Liberty Bank of New York	328,110	5,936,593			5,936,593
Comprehensive income:
Net income				16,237,992	16,237,992
Other comprehensive income:
Change in unrealized loss on interest-only strips, net of tax benefit			(4,943)		(4,943)
Change in unrealized loss on securities available for sale, net on benefit			(827,666)		(827,666)
Comprehensive income					15,405,383
BALANCE—June 30, 2006	29,448,480	$48,505,069	$(1,858,811)	$86,134,607	$132,780,865

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders’
	Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE—January 01, 2007	29,197,420	$49,122,536	$(407,612)	$100,920,101	$149,635,025

Stock options exercised	174,276	115,186			115,186
Cash dividend declared				(2,937,030)	(2,937,030)
Stock compensation expense		208,823			208,823
Tax benefit from stock options exercised		1,286,448			1,286,448
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 7)				(161,583)	(161,583)
Cumulative impact of change in accounting for fair valuation method adoption (SFAS 156 - see Note 7)				79,617	79,617
Comprehensive income:
Net income				14,663,137	14,663,137
Other comprehensive income:
Change in unrealized loss on interest-only strips, net of taxes			73,407		73,407
Change in unrealized loss on securities available for sale, net of tax benefit			(376,527)		(376,527)
Comprehensive income					14,360,017
BALANCE—June 30, 2007	29,371,696	$50,732,993	$(710,732)	$112,564,242	$162,586,503

	Six Months Ended June 30,
	2007	2006
DISCLOSURE OF RECLASSIFICATION AMOUNTS
WITHIN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net unrealized losses on securities available for sale arising during period	$(649,180)	$(1,427,010)
Less income tax benefit	(272,653)	(599,344)
Net unrealized losses on securities available for sale	$(376,527)	$(827,666)

Net unrealized gains (losses) on interest-only strips arising during period	$126,664	$(96,542)
Less reclassification adjustment for impairment	-	(88,020)
Less income tax expense (benefit)	53,257	(3,579)
Net unrealized gains (losses) on interest-only strips	$73,407	$(4,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,663,137	$16,237,992
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion and amortization of investment securities	(86,039)	3,601
Depreciation of premises & equipment	793,198	591,427
Amortization of core deposit intangible	86,832	20,743
Amortization of favorable lease intangible	61,598	14,634
Provision for losses on loans and loan commitments	6,130,000	2,260,000
Deferred tax (benefit) provision	644,512	(77,521)
Loss on disposition of bank premises and equipment	9,268	9,766
Net gain on sale of loans	(4,143,753)	(5,405,015)
Origination of loans held for sale	(85,672,373)	(104,115,057)
Proceeds from sale of loans held for sale	80,905,226	114,370,069
Impairment of servicing asset	-	233,226
Increase in servicing asset per fair valuation	(322,937)	-
Increase in servicing liability per fair valuation	28,493	-
Impairment on interest-only strips	-	88,020
Gain on sale of other real estate owned	(125,109)	(9,445)
Loss on sale of repossessed vehicles	26,156	-
Tax benefit from exercise of stock options	(1,286,448)	(899,249)
Stock-based compensation cost	208,823	149,949
Change in cash surrender value of life insurance	(295,532)	(297,756)
Servicing assets capitalized	(909,698)	(1,324,687)
Servicing assets amortization	1,357,097	986,177
Decrease in interest-only strips	351,973	136,442
Decrease in accrued interest receivable	(47,247)	(1,554,547)
Increase in other assets	(2,552,704)	(2,506,170)
Dividends of Federal Home Loan Bank stock	(201,800)	(149,100)
Increase in accrued interest payable	514,720	3,604,190
Increase(decrease) in other liabilities	1,836,500	(813,080)
Net cash provided by operating activities	11,973,893	21,554,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(62,977,090)	(41,387,838)
Proceeds from principal repayment, matured or
called securities held to maturity	3,017,496	2,030,825
Proceeds from matured securities available for sale	35,148,854	5,439,704
Net increase in loans receivable	(114,076,430)	(150,353,685)
Proceeds from sale of loans	5,384,851	-
Proceeds from sale of repossessed vehicles	73,286	-
Proceeds from sale of other real estate owned	871,282	108,264
Purchases of Bank premises and equipment	(403,081)	(814,506)
Purchase of Federal Home Loan Bank stock	(732,300)	(1,015,300)
Proceeds from disposition of bank equipment	-	250
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	-	5,840,113
Net cash used in investing activities	(133,693,132)	(180,152,173)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued)

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$115,186	$178,831
Payment of cash dividend	(2,928,316)	(2,582,212)
Decrease in Federal Home Loan Bank borrowings	-	(16,000,000)
Tax benefit from exercise of stock options	1,286,448	899,249
Net increase in deposits	13,952,159	130,481,601
Net cash provided by financing activities	12,425,477	112,977,469

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(109,293,762)	(45,620,095)

CASH AND CASH EQUIVALENTS—Beginning of period	205,246,614	194,208,056
CASH AND CASH EQUIVALENTS—End of period	$95,952,852	$148,587,961

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$36,749,730	$25,301,424
Income taxes paid	$8,501,162	$12,858,010

SUPPLEMENTAL SCHEDULE OF NONCASH
OPERATING ACTIVITIES:
Other assets transferred to Bank premises
and equipment	$139,500	$-
Transfer of loans to other real estate owned	646,000	-

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,468,585	$1,456,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (the “Company,” “we,” “us,” or “our,” hereafter) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. The Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly-owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company, and the Bank is a direct wholly-owned subsidiary of the Company.

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 19 full-service Bank branch offices in Southern California, Texas, New York, and New Jersey. We also have 7 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Washington, Texas, Nevada, Colorado, Virginia, and California.

Note 2. Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2007 and December 31, 2006, the related statements of operations and shareholders’ equity for the three months and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$7,345,931	$8,415,278	$14,663,137	$16,237,992
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,370,096	28,911,555	29,358,335	28,813,332
Effect of dilutive securities:
Stock option dilution	291,950	366,624	283,024	380,689
Denominator for diluted earnings per share:
Adjusted weighted-average shares And assumed conversions	29,662,046	29,278,179	29,641,359	29,194,021
Basic earnings per share	$0.25	$0.29	$0.50	$0.56
Diluted earnings per share	$0.25	$0.29	$0.50	$0.56

During 1997, the Bank established the 1997 stock option plan (“1997 Plan”) that provides for the issuance of up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The outstanding stock options granted under the Company’s 1990 plan were transferred to the 1997 Plan. In connection with the holding company reorganization, the options granted under the 1997 Plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007, leaving 549,216 previously granted and outstanding shares as of June 30, 2007. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

On January 1, 2006, the company adopted the statement of financial accounting standards (“SFAS”) No. 123R, using prospective method. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $91,000 and $87,000 for the three months ended June 30, 2007 and 2006, respectively. For the first half of 2007 and 2006, the incremental stock-based compensation expense was $209,000 and $150,000, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effects on basic or diluted earnings per share was negligible. For the six months ended June 30, 2007 and 2006, cash provided by operating activities decreased by $1,286,000 and $900,000, respectively, and cash provided by financing activities increased by identical amounts related to excess tax benefits from stock-based payment arrangements.

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

For the first half of 2007, there were no stock options granted, but 60,000 and 75,000 options were granted during the second quarter and the first half of 2006, respectively. The weighted average fair value of options granted for the second quarter and the first half of 2006 was $5.23 and $5.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life [1]	-	3.5 years	-	3.5 years
Expected volatility [2]	-	33.3%	-	33.3%
Expected dividend yield	-	1.08%	-	1.10%
Risk-free interest rate [3]	-	4.81%	-	4.71%

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	737,892	$9.48
Granted	-	-
Exercised	(174,276)	0.66
Forfeited	(14,400)	14.94
Outstanding at June 30, 2007	549,216	$12.13	5.54	$1,713,149

Options exercisable at June 30, 2007	344,776	$9.00	5.65	$1,713,149

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$1.00 to $1.99	40,000	$1.39	3.47 years	40,000	$1.39
$2.00 to $2.99	91,966	2.57	4.90 years	91,966	2.57
$3.00 to $4.99	52,000	4.53	6.09 years	52,000	4.53
$13.00 to $14.99	56,000	13.72	7.78 years	34,400	13.72
$15.00 to $16.99	124,250	15.21	7.71 years	74,010	15.22
$17.00 to $19.99	185,000	18.80	4.01 years	52,400	18.64
$1.00 to $19.99	549,216	12.13	5.54 years	344,776	9.00

During the three and the six months ended June 30, 2007 and 2006, information related to stock options is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total intrinsic value of options exercised	$28,649	$833,425	$3,100,522	$2,601,338
Total fair value of options vested	$125,393	$61,891	$197,444	$141,360
Weighted average fair value of options granted during the period	$-	$5.23	$-	$5.12

As of June 30, 2007, total unrecognized compensation cost related to stock options amounted to $390,000, which is expected to be recognized over a weighted average period of 1.41 years.

1	The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
2	The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.
3	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2007	274,360	$3.99
Granted	-	-
Vested	(56,720)	3.48
Forfeited on unvested shares	(13,200)	2.61
Nonvested at June 30, 2007	204,440	$4.21

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

Prior to the acquisition of Liberty Bank of New York in May 2006, the Company did not have any material intangible assets other than loan servicing rights. The loan servicing rights are subject to amortization and were $5,093,000 and $4,788,000 (net of $1,945,000 and $1,704,000 accumulated amortization, respectively) as of June 30, 2007 and 2006, respectively. Amortization expenses for servicing rights were $662,000 and $572,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,357,000 and $986,000 for the six months ended June 30, 2007 and 2006, respectively. In connection with the acquisition of Liberty Bank of New York, the Company recorded core deposit intangibles and favorable lease intangibles. As of June 30, 2007, those intangible assets were $1,446,000 and $291,000, respectively, net of $194,000 and $139,000 accumulated amortizations, respectively. Amortization expenses for those intangible assets were $74,000 and $35,000 for the three months ended June 30, 2007 and 2006, and $148,000 and $35,000 for the six months ended June 30, 2007 and 2006, respectively. We estimate the combined amortization expenses, excluding the effect of unexpected reversal of servicing rights, to be approximately $1.3 million annually for the next five fiscal years.

The acquisition also caused the Company to record goodwill valued at approximately $6.7 million, which is subject to annual impairment testing. The Company has selected December 31 as the annual testing date, and there was no indication of impairment as of June 30, 2007.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$15,652	$750	$4,514	$20,916	$13,766	$1,107	$4,565	$19,438
Less provision for loan losses	2,579	1,670	251	4,500	870	109	221	1,200
Other operating income	3,477	369	2,465	6,311	3,030	425	3,125	6,580
Net revenue	16,550	(551)	6,728	22,727	15,926	1,423	7,469	24,818
Other operating expenses	9,163	237	1,206	10,606	8,867	257	1,493	10,617
Income before taxes	$7,387	$(788)	$5,522	$12,121	$7,059	$1,166	$5,976	$14,201
Business segment assets	$1,829,901	$51,084	$158,531	$2,039,516	$1,644,008	$50,829	$158,977	$1,853,814

(Dollars in Thousands)	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	T otal
Net interest income	$29,764	$1,702	$8,423	$39,889	$26,253	$2,087	$8,376	$36,716
Less provision for loan losses	4,129	1,586	415	6,130	1,223	234	803	2,260
Other operating income	6,518	712	4,292	11,522	5,728	822	5,794	12,344
Net revenue	32,153	828	12,300	45,281	30,758	2,675	13,367	46,800
Other operating expenses	18,305	473	2,331	21,109	15,876	489	3,115	19,480
Income before taxes	$13,848	$355	$9,969	$24,172	$14,882	$2,186	$10,252	$27,320
Business segment assets	$1,829,901	$51,084	$158,531	$2,039,516	$1,644,008	$50,829	$158,977	$1,853,814

Note 6. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties. Commitments at June 30, 2007 are summarized as follows:

Commitments to extend credit	$255,048,341
Standby letters of credit	$9,635,259
Commercial letters of credit	$13,898,705

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends the guidance in SFAS No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be measured initially at fair value, if practicable. SFAS No. 156 also allows an entity to measure its servicing assets and servicing liabilities subsequently using either the amortization method, which existed under SFAS No. 140, or the fair value measurement method. SFAS No. 156 is effective for the Company in the fiscal year beginning January 1, 2007. On January 1, 2007, we adopted SFAS No. 156. Upon this adoption, the Company selected a fair value measurement method to subsequently measure its servicing assets and liabilities and recognized the net increase in their fair value of $80,000, net of tax effects, as an adjustment to the beginning balance of retained earnings.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. On January 1, 2007, we adopted FIN 48. Upon this adoption, the Company recognized an increase in the liability for unrecognized tax benefit of $162,000, which was accounted for as a decrease to the beginning balance of retained earnings.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of the business entity. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures. We adopted SFAS No. 158 effective on December 31, 2006, and the adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements or results of operations.

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

Note 9. Subsequent events

On September 1, 2006, Wilshire State Bank entered into an agreement providing for the purchase and assumption of the branch in Fort Lee, New Jersey, of Royal Bank America in exchange for our branch in Flushing, New York. On July 6, 2007, we completed the acquisition of our New Jersey branch in Fort Lee.

On July 25, 2007, the Company adopted the 2007 stock repurchase program which permits the repurchase of up to $10 million worth of shares of the Company’s common stock from time to time until July 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and six-month periods ended June 30, 2007 and 2006, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and six months ended June 30, 2007 and 2006. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands, except per share data)
	2007	2006	2007	2006
Net income	$7,346	$8,415	$14,663	$16,238
Net income per share, basic	0.25	0.29	0.50	0.56
Net income per share, diluted	0.25	0.29	0.50	0.56
Net interest income	20,916	19,438	39,889	36,716
Average balances:
Assets	1,996,898	1,774,172	1,994,399	1,738,821
Cash and cash equivalents	106,708	124,464	141,122	163,686
Investment debt securities	188,184	202,125	187,378	186,471
Net loans	1,621,006	1,377,679	1,586,403	1,322,633
Total deposits	1,724,088	1,512,128	1,727,604	1,478,548
Shareholders’ equity	161,855	127,895	158,496	123,208
Performance Ratios:
Annualized return on average assets	1.47%	1.90%	1.47%	1.87%
Annualized return on average equity	18.15%	26.32%	18.50%	26.36%
Net interest margin	4.52%	4.74%	4.31%	4.56%
Efficiency ratio[1]	38.95%	40.81%	41.06%	39.71%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.28%	9.63%
Tier 1 capital to risk-weighted assets	12.36%	11.35%
Total capital to risk-weighted assets	14.22%	13.53%

	June 30, 2007	December 31, 2006	June 30, 2006
Period-end balances as of:
Total assets	$2,039,516	$2,008,484	$1,853,814
Investment securities	206,706	182,459	209,107
Total loans, net of unearned income	1,673,044	1,560,539	1,434,136
Total deposits	1,765,925	1,751,973	1,590,444
Junior subordinated debentures	61,547	61,547	61,547
FHLB borrowings	20,000	20,000	45,000
Shareholders’ equity	162,587	149,635	132,781
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.11%	0.06%	0.01%
Non-performing loans to total loans	0.50%	0.44%	0.32%
Non-performing assets to total loans and other real estate owned	0.51%	0.45%	0.34%
Allowance for loan losses to total loans	1.16%	1.20%	1.14%
Allowance for loan losses to non-performing loans	230.33%	272.38%	351.53%

Executive Overview

Introduction

Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended, or Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the Securities and Exchange Commission, or SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

We operate community banks in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

1	Represents the ratio of non-interest expense to the sum of net interest income before provision for loan losses and non-interest income.

At June 30, 2007, we had approximately $2.04 billion in assets, $1.67 billion in total loans, and $1.77 billion in deposits.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 19 full-service branch banking offices in Southern California, Texas and New York/New Jersey and seven separate loan production offices in Seattle, Washington; Milpitas, California (the San Jose area); Annandale, Virginia; Las Vegas, Nevada; Aurora, Colorado (the Denver area); Atlanta, Georgia; and Houston, Texas.

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

As evidenced by our past several years of operations, we have experienced significant balance sheet growth, although our recent strategy to focus on loan credit quality and to increase non-time deposits, which was implemented in the fourth quarter of 2006, resulted in more moderate balance sheet growth during 2007. Our management believes that this strategy will continue to improve our cost of funds, decrease non-performing loans and assets, and enhance shareholder value.

Second Quarter 2007 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the second quarter of 2007:

•	Under our new strategy which moderated the growth of our balance sheet, time deposits continued to decline in the second quarter of 2007 while non-time deposits grew 4.2% in the same quarter.

•	Our total loans grew in a more controlled way by 7.2% to $1.67 billion at the end of the second quarter of 2007, as compared with $1.56 billion at the end of 2006.

•	On a sequential-quarter basis, our net interest margin improved to 4.52% from 4.10% in the preceding quarter, although our margin is still currently lower than 4.74% in the same quarter a year ago.

•
Our non-performing assets, net of the portion guaranteed by the U.S. government, significantly decreased to $8.5 million at the end of the second quarter of 2007 from $20.4 million three months ago, but is still higher than $7.1 million at the end of 2006. Our credit quality remains at a manageable level with $11.7 million in total delinquent loans, net of the portion guaranteed by the U.S. government, which represent 0.7% of total loans at the end of the second quarter of 2007.

•	Total non-interest income decreased by 4.1% to $6.3 million in the second quarter of 2007, as compared with $6.6 million in the second quarter of 2006, mainly due to the reduction of loan sale gains.

•
We have kept our operating expenses in line throughout our New York/New Jersey expansion and our efficiency ratio improved to 38.95% in the second quarter of 2007 as compared with 40.81% in the prior year’s same quarter.

Primarily due to a substantial rise in our provision for loan losses caused by the increased loan charge-offs and the changes in overall business environments, our net income decreased to $7.3 million or $0.25 per diluted common share for the second quarter of 2007, from $8.4 million or $0.29 per diluted common share in the second quarter of 2006. For the first half of 2007, our net income decreased to $14.7 million or $0.50 per diluted common share, from $16.2 million or $0.56 per diluted common share in the prior year’s same period.

2007 Outlook

As we look ahead to the remainder of 2007, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. We anticipate that the national economy is headed for a soft landing in 2007 and that this will generally affect asset quality negatively. Responding proactively to this anticipated business environment, we shifted our focus from growth to asset quality management. We have already enhanced our loan underwriting standards to be more stringent and made it more difficult to allow exceptions from our loan policy. We anticipate these changes will result in moderate loan growth, but at the same time improve loan quality going forward.

Our focus on net interest margin management will continue. It is our expectation that the strategic change toward more moderate loan growth will make our funding needs subside and our reliance on high-cost deposits to decline. As a result, our net interest margin should improve. We also believe that these strategic changes and our expansion into the East Coast market of the United States, together with our core deposit campaign that already brought some positive results in the first half of 2007, will benefit our net interest margin going forward.

Notwithstanding the overall slower national economy, we believe that there will be continued growth in our primary market areas, which includes the Korean-American business sectors located in Southern California, Texas, and the greater New York metropolitan area, due mainly to the anticipated capital influx from the Republic of Korea. Therefore, we believe that we will continue to grow, but at a more controlled pace than we had experienced in the past few years.

We recently opened a new branch in Fort Lee, New Jersey, which will allow us to offer greater convenience to both new and existing customers in the East Coast market of the United States. We believe that this New Jersey branch, together with the existing New York branches, will be a critical part of our expansion strategy, especially in the East Coast market due to its high level of small business activity and diverse population. We will continue to pursue opportunities for growth through de novo branching and regional loan production offices.

In addition, we will continue to focus on streamlining our operations so that our expenses grow more slowly than the overall growth of our business. Unfortunately, our credit correction process and our expansion resulted in similar profit levels in the second quarter compared to the first quarter, despite our overall improvements. Although our profit recovery was slightly delayed, we fully expect to be back on track later this year as our correction processes and our modified growth strategy both continue to materialize.

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

Our significant accounting policies are described in greater detail in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2007.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board (FRB).

Average interest-earning assets increased by 12.8% to $1.85 billion in the second quarter of 2007, as compared with $1.64 billion in the same quarter of 2006 and average net loans increased by 17.7% to $1.6 billion in the second quarter of 2007, as compared with $1.4 billion in the same quarter of 2006. Our average interest-bearing deposits also increased by 17.2% to $1.4 billion in the second quarter of 2007, as compared with $1.2 billion in the same quarter of 2006. We reduced other borrowings over the last 12 months (see “Financial Condition-Deposits and Other Sources of Funds” below) as the advances from Federal Home Loan Bank, or FHLB, have matured.

The strong competition for customer deposits in our local market caused our cost of funds to increase more than the increase of our earning-asset yields. The average yields on our interest-earning assets increased to 8.53% for the second quarter of 2007 from 8.44% for the second quarter of the prior year. In the same time periods, the strong competition for deposits in our local markets accelerated to a greater extent of our average cost on interest-bearing liabilities to 4.99% for the second quarter of 2007 from 4.63% for the prior year’s same quarter. As a result, interest income grew 14.1% to $39.5 million for the second quarter of 2007, as compared with $34.6 million for the prior year’s same period, outpaced by a 22.3% increase in interest expense. Interest expense increased to $18.6 million for the second quarter of 2007, as compared with $15.2 million for the prior year’s same period.

The combined result of our business growth and the interest rate increase was an increase in our net interest income. Net interest income increased by $1.5 million (7.6%) to $20.9 million in the second quarter of 2007 from $19.4 million in the same quarter of the prior year. Due to the fact that upward adjustments in our deposit rates typically lag rate adjustments on our interest-earning assets, our cost of funds has continued to rise since interest rates leveled off. As a result, our net interest margin and spread were under some pressure and decreased to 4.52% and 3.55%, respectively, in the second quarter of 2007, as compared with 4.74% and 3.80%, respectively, for the prior year’s same quarter.

For the first six months of 2007, average interest-earning assets and average net loans increased to $1.85 billion and $1.59 billion, respectively, as compared with $1.61 billion and $1.32 billion for the prior year’s same period. For the first six months of 2007, average interest-bearing liabilities and the average interest-bearing deposit portfolio also increased to $1.5 billion and $1.4 billion, respectively, as compared with $1.3 billion and $1.2 billion for the prior year’s same period. The average yields on interest-earning assets increased by 0.18% to 8.33% for the first six months of 2007 from 8.15% for the prior year’s same period, while our cost of funds increased by 0.50% to 4.98% for the first six months of 2007 from 4.48% for the prior year’s same period. The combined results of our business growth and the interest rate increases were an increase in our net interest income. Net interest income increased by $3.2 million, or 8.64%, to $39.9 million in the first six months of 2007 as compared with $36.7 million for the prior year’s same period. With the increase in the cost of funds higher than the increase of earning-asset yields over the past six months, our net interest margin and spread were under some pressure and decreased to 4.31% and 3.35%, respectively, in the first six months of 2007, as compared with 4.56% and 3.67%, respectively, for the prior year’s same period.

In 2007, our continuing deposit campaign for transactional accounts brought some positive results and lowered the ratio of time deposits over total deposits to 53.3% at the end of the second quarter from 55.5% at the end of 2006. As a result, our cost of interest-bearing liabilities decreased slightly to 4.99% in the second quarter of 2007, from 5.03% at the end of 2006 after rising in each quarter of 2006. Management believes that our expansion into the East Coast market of the United States will help improve our fund costs further and eventually our margins.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended June 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets: Interest-earning assets:
Net loans[1]	$1,621,006	$36,584	9.03%	$1,377,679	$31,626	9.18%
Securities of U.S. government agencies	162,663	2,034	5.00%	181,570	1,985	4.37%
Other investment securities	25,521	308	4.83%	20,555	248	4.82%
Commercial paper	-	-	-	-	-	-
Overnight investments	42,225	578	5.48%	61,746	773	5.01%
Money market preferred securities	-	-	-	-	-	-
Interest-earning deposits	-	-	-	500	5	4.26%
Total interest-earning assets	1,851,415	39,504	8.53%	1,642,050	34,637	8.44%
Cash and due from banks	64,483			62,718
Other assets	81,000			69,404
Total assets	$1,996,898			$1,774,172
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$421,205	$4,722	4.48%	$348,733	$3,616	4.15%
Super NOW deposits	22,119	66	1.20%	21,448	64	1.19%
Savings deposits	29,039	165	2.28%	23,755	68	1.14%
Time certificates of deposit in denominations of $100,000 or more	783,100	10,391	5.31%	657,744	8,263	5.03%
Other time deposits	152,789	1,899	4.97%	149,922	1,634	4.36%
Total interest-bearing deposits	1,408,252	17,243	4.90%	1,201,602	13,645	4.54%
Other borrowings	83,087	1,345	6.48%	110,174	1,554	5.64%
Total interest-bearing liabilities	1,491,339	18,588	4.99%	1,311,776	15,199	4.63%
Non-interest-bearing deposits	315,837		4.00%	310,525		3.61%
Total deposits and other borrowings	1,807,176			1,622,301
Other liabilities	27,867			23,976
Shareholders’ equity	161,855			127,895
Total liabilities and shareholders’ equity	$1,996,898			$1,774,172
Net interest income		$20,916			$19,438
Net interest spread[2]			3.55%			3.80%
Net interest margin[3]			4.52%			4.74%

1
Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,925,000 and $1,723,000 for the quarters ended June 30, 2007 and 2006, respectively, and approximately $3,524,000 and $3,101,000 for the six months ended June 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

2	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3	Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ended June 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets: Interest-earning assets:
Net loans[1]	$1,586,403	$70,485	8.89%	$1,322,633	$59,275	8.96%
Securities of U.S. government agencies	161,868	3,967	4.90%	168,014	3,568	4.25%
Other investment securities	25,510	614	4.81%	18,457	435	4.72%
Commercial paper	-	-	-	-	-	-
Overnight investments	77,638	2,087	5.38%	102,175	2,389	4.68%
Money market preferred securities	-	-	-	-	-	-
Interest-earning deposits	-	-	-	500	11	4.22%
Total interest-earning assets	1,851,419	77,153	8.33%	1,611,779	65,678	8.15%
Cash and due from banks	63,484			61,511
Other assets	79,496			65,531
Total assets	$1,994,399			$1,738,821
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$413,608	$9,320	4.51%	$332,383	$6,730	4.05%
Super NOW deposits	21,541	125	1.16%	21,583	124	1.15%
Savings deposits	29,154	306	2.10%	22,715	116	1.02%
Time certificates of deposit in denominations of $100,000 or more	794,060	21,008	5.29%	653,548	15,746	4.82%
Other time deposits	155,596	3,846	4.94%	148,705	3,182	4.28%
Total interest-bearing deposits	1,413,959	34,605	4.89%	1,178,934	25,898	4.39%
Other borrowings	82,330	2,659	6.46%	113,586	3,064	5.39%
Total interest-bearing liabilities	1,496,289	37,264	4.98%	1,292,520	28,962	4.48%
Non-interest-bearing deposits	313,645		4.01%	299,613		3.50%
Total deposits and other borrowings	1,809,934			1,592,133
Other liabilities	25,969			23,480
Shareholders’ equity	158,496			123,208
Total liabilities and shareholders’ equity	$1,994,399			$1,738,821
Net interest income		$39,889			$36,716
Net interest spread[2]			3.35%			3.67%
Net interest margin[3]			4.31%			4.56%

1
Netloan fees have been included in the calculation of interest income. Loan fees were approximately $1,925,000 and $1,723,000 for the quarters ended June 30, 2007 and 2006, respectively, and approximately $3,524,000 and $3,101,000 for the six months ended June 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans[1]	$5,500	$(542)	$4,958	$11,724	$(514)	$11,210
Securities of U.S. government agencies	(219)	268	49	(134)	533	399
Other investment securities	60	-	60	170	9	179
Overnight Investments	(262)	67	(195)	(627)	325	(302)
Interest-earning deposits	(5)	-	(5)	(11)	-	(11)
Total interest income	5,074	(207)	4,867	11,122	353	11,475

Interest expense:
Money market deposits	$795	$311	$1,106	$1,771	$819	$2,590
Super NOW deposits	2	-	2	-	1	1
Savings deposits	18	79	97	40	150	190
Time certificates of deposit in denominations of $100,000 or more	1,643	485	2,128	3,613	1,649	5,262
Other time deposits	32	233	265	153	511	664
Other borrowings	(417)	208	(209)	(940)	535	(405)
Total interest expense	2,073	1,316	3,389	4,637	3,665	8,302

Change in net interest income	$3,001	$(1,523)	$1,478	$6,485	$(3,312)	$3,173

Provision for Loan Losses

Due to the credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not made only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which are presented as a component of other liabilities.

Our stringent loan underwriting standard and proactive credit follow-up procedures have helped us successfully curb an increase of the provision for loan losses despite our rapid loan growth. However, the provision for loan losses increased to $4.5 million in the second quarter of 2007 as compared with $1.2 million for the prior year’s same quarter. The provision for loan losses in the first half of 2007 was $6.1 million, as compared to $2.3 million in the first half of 2006. Such increase was made to keep pace with an increase of non-performing loans and charge-off’s (see “Financial Condition - Non-performing Assets” and “Allowance for Loan Losses” below for further discussion) in addition to the growth of our loan portfolio. Included in such provision was $579,000 and $205,000 provision to the reserve for off-balance-sheet items in the second quarter of 2007 and 2006, respectively, and $954,000 and $316,000 provision to the reserve for off-balance-sheet items for the first half of 2007 and 2006, respectively. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

1
Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,925,000 and $1,723,000 for the quarters ended June 30, 2007 and 2006, respectively, and approximately $3,524,000 and $3,101,000 for the six months ended June 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Non-interest Income

Total non-interest income decreased by 4.1% to $6.3 million in the second quarter of 2007 as compared with $6.6 million for the prior year’s same quarter, due mainly to the decrease of gain on sale of loans. Non-interest income as a percentage of average assets slightly decreased to 0.32% for the second quarter of 2007 from 0.37% for the prior year’s same period. For the first six months of 2007, total non-interest income decreased by 6.7% to $11.5 million as compared with $12.3 million in the same period of 2006, and such six-month non-interest income of 2007 and 2006 represent 0.58% and 0.71% of average assets, respectively. We currently earn non-interest income from various sources, including an income stream provided by bank-owned life insurance (BOLI) in the form of an increase in cash surrender value.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in thousands)

	2007		2006
For Three Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,504	39.7%	$2,441	37.1%
Gain on sale of loans	2,334	37.0%	3,055	46.5%
Loan-related servicing income	420	6.7%	364	5.5%
Loan referral fee income	-	-	-	-
SBA Loan packaging fee	15	0.2%	120	1.8%
Income from other earning assets	275	4.4%	257	3.9%
Other income	763	12.0%	343	5.2%
Total	$6,311	100.0%	$6,580	100.0%
Average assets	$1,996,898		$1,774,172
Non-interest income as a % of average assets		0.32%		0.37%

	2007		2006
For Six Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$4,792	41.6%	$4,596	37.2%
Gain on sale of loans	4,144	36.0%	5,405	43.8%
Loan-related servicing income	691	6.0%	893	7.2%
Loan referral fee income	-	-	48	0.4%
SBA Loan packaging fee	36	0.3%	234	1.9%
Income from other earning assets	552	4.8%	496	4.0%
Other income	1,307	11.3%	672	5.5%
Total	$11,522	100.0%	$12,344	100.0%
Average assets	$1,994,399		$1,738,821
Non-interest income as a % of average assets		0.58%		0.71%

Our largest source of non-interest income for the second quarter of 2007 was the service charge income on deposit accounts, representing approximately 40% of our total non-interest income. This income source increased to $2.5 million in the second quarter of 2007 and $4.8 million in the first half of 2007, as compared with $2.4 million and $4.6 million, respectively, for the prior year’s same periods. Such increases were mainly caused by an increase in the number of transactional accounts over the past 12 months. We constantly review service charge rates and the managers’ authority to waive them to maximize service charge income while maintaining a competitive position.

Our second largest non-interest income for the second quarter of 2007 was the gain on the sale of loans, representing around 37% of our total non-interest income, which decreased to $2.3 million and $4.1 million in the second quarter and the first half of 2007 from $3.1 million and $5.4 million, respectively, for the prior year’s same periods. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. Although our expanded SBA marketing network increased our SBA loan production levels in 2007, the production of available-for-sale loans guaranteed under the SBA 7(a) program decreased to $42.2 million and $81.0 million, respectively, for the second quarter and the first half of 2007, as compared with $54.1 million and $93.7 million, respectively, for the prior year’s same periods, due to the industry trend favoring the SBA 504 program loans. Such reduction of 7(a) guarantee loan production, coupled with the lowered sales premium on SBA loans, decreased the gain on sale of the guaranteed portions of SBA loans to $1.7 million and $3.4 million in the second quarter and the first half of 2007, as compared with $3.0 million and $5.3 million, respectively, for the prior year’s same periods. We also recognize gains from the sale of residential mortgage loans. Since the inception of our Home Loan Center in 2003, the sale of residential mortgage loans has become a stable non-interest income source, but gain on such sales decreased to $51,000 and $111,000, respectively, for the second quarter and the first half of 2007, as compared with $91,000 and $144,000, respectively, for the prior year’s same periods due to the slow-down of the residential mortgage market. Mainly for credit risk management purposes, we sometimes sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable source of non-interest income. These gains were $601,000 in the second quarter of 2007; there were no such sales in the first quarter of 2007 or in the first half of 2006.

The third largest source of non-interest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In the second quarter of 2007, it increased to $420,000 as compared with $364,000 for the second quarter of 2006. For the first half of 2007, however, it decreased to $691,000 from $893,000 for the prior year’s same periods. Such decrease was mainly caused by the significant reversals of servicing rights on sold SBA loans which were paid off before their maturities in the first quarter of 2007. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights that we capitalize upon sale of the related loans. Such servicing rights are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing rights are fully amortized. For the first half of 2007, $1.1 million of servicing assets were charged back to this income account by the early pay-offs as compared to $758,000 for the prior year’s same period. Considering our continued expansion of SBA activities (the servicing portfolio increased to $333.1 million at June 30, 2007 from $308.9 million a year ago), management believes that this income should continue to increase as prepayments on SBA loans slow down. However, there can be no assurance that this will be the case.

Our loan referral fee income source includes income derived from our referrals to other financial institutions for loans that did not meet our lending requirements for various reasons including size, availability of funds, credit criteria and others. There was no referral fee income in the second quarter of 2007 and 2006. For the first six-month period, such income was none in 2007, but $48,000 in 2006. We cannot assure you that this source of revenue will increase because loan referrals do not represent our core banking business, and fee income therefrom is not a stable source of revenue.

Income from other earning assets represents income from earning assets other than interest-earning assets, such as dividend income on FHLB stock ownership and increases in cash surrender value of BOLI. For the second quarter and the first six-months of 2007, it increased to $275,000 and $552,000, respectively, as compared with $257,000 and $496,000, respectively, for the prior year’s same periods. These increases were primarily attributable to the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Non-interest income, other than the categories specifically addressed above, represents income from miscellaneous sources, such as SBA loan packaging fees and checkbook sales income, and generally increases as our business activities grow. For the second quarter and the first six-months of 2007, this miscellaneous income increased to $778,000 and $1.3 million, respectively, as compared with $463,000 and $906,000, respectively, for the prior year’s same periods, due mainly to the appreciation of intangible assets. We recognized $294,000 as other income for the net increase of fair value on servicing assets/liabilities in accordance with SFAS No. 156, which became effective on January 1, 2007.

Non-interest Expense

Total non-interest expense was $10.6 million in both the second quarter of 2007 and 2006, and increased by 8.4% to $21.1 million in the first half of 2007 from $19.5 million in the prior year’s same period. Our continuing efforts to minimize our operating expenses, however, have decreased the ratio of non-interest expense as a percentage of average assets to 0.53% and 1.06% for the second quarter and the first six-months of 2007 as compared with 0.60% and 1.12%, respectively, for the prior year’s same periods. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency. We maintained our efficiency ratio (the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income) at relatively low levels of 38.95% and 41.06% in the second quarter and the first half of 2007, respectively, as compared with 40.8% and 39.7%, respectively, in the prior year’s same periods.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expense
(Dollars in thousands)

	2007		2006
For the Quarter Ended June 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$5,703	53.7%	$5,965	56.2%
Occupancy and equipment	1,300	12.3%	1,072	10.1%
Data processing	745	7.0%	650	6.1%
Loan referral fee	430	4.1%	601	5.7%
Professional fees	264	2.5%	250	2.4%
Directors’ fees	134	1.3%	125	1.2%
Office supplies	147	1.4%	200	1.9%
Other real estate owned	-	-	12	0.1%
Advertising	251	2.4%	376	3.5%
Communications	120	1.1%	128	1.2%
Deposit insurance premium	322	3.0%	47	0.4%
Outsourced service for customer	447	4.2%	290	2.7%
Amortization of intangibles	74	0.7%	35	0.3%
Investor relation expenses	103	1.0%	65	0.6%
Other operating	566	5.3%	801	7.6%
Total	$10,606	100.0%	$10,617	100.0%
Average assets	$1,996,898		$1,774,172
Non-interest expenses as a % of average assets		0.53%		0.60%

	2007		2006
For the Six Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$11,400	54.0%	$11,221	57.6%
Occupancy and equipment	2,570	12.2%	1,968	10.1%
Data processing	1,509	7.2%	1,155	5.9%
Loan referral fee	850	4.0%	943	4.8%
Professional fees	579	2.7%	492	2.5%
Directors’ fees	274	1.3%	246	1.3%
Office supplies	320	1.5%	311	1.6%
Other real estate owned	-	-	12	0.1%
Advertising and promotional expenses	398	1.9%	558	2.9%
Communications	234	1.1%	233	1.2%
Deposit insurance premium	372	1.8%	90	0.5%
Outsourced service for customer	823	3.9%	631	3.2%
Amortization of intangibles	148	0.7%	35	0.1%
Investor relation expenses	184	0.9%	110	0.6%
Other operating	1,445	6.8%	1,476	7.6%
Total	$21,109	100.0%	$19,481	100.0%
Average assets	$1,994,399		$1,738,862
Non-interest expenses as a % of average assets		1.06%		1.12%

Salaries and employee benefits usually represent more than half of our total non-interest expense. Reflecting the depression of profitability, our profit sharing accruals for the summer bonus program decreased to $800,000 in the first half of 2007, as compared with $1.5 million for the prior year’s same period. Salaries and employee benefits, excluding the profit sharing accruals, increased to $5.5 million and $10.6 million, respectively, for the second quarter and first half of 2007, as compared with $5.1 million and $9.7 million for the prior year’s same periods, respectively. Such increases were the result of our new office openings, including the New York branches, and significant asset growth in the past 12 months that increased the number of full-time equivalent employees to 352 as of June 30, 2007 from 331 as of June 30, 2006. However, our efforts to promote efficient operations increased assets per employee to $5.8 million at June 30, 2007 from $5.6 million at June 30, 2006.

Primarily due to our geographic expansion and growth of our business, occupancy and equipment expenses as a percentage of total non-interest expenses increased to approximately 12% in the first half of 2007 from approximately 10% in the prior year’s same period. Such expenses totaled $1.3 million and $2.6 million, respectively, for the second quarter and first half of 2007, as compared with $1.1 million and $2.0 million for the prior year’s same periods,

Data processing expenses increased to $745,000 and $1.5 million, respectively, for the second quarter and the first half of 2007, as compared with $650,000 and $1.2 million for the prior year’s same periods. These increases correspond to the overall growth of our business.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level since most SBA loans are referred by brokers. Due to the decrease of SBA loan referrals, these referral fees decreased to $430,000 and $850,000 in the second quarter and first half of 2007, respectively, from $601,000 and $943,000 in the prior year’s same periods.

Professional fees generally increase as we grow. Professional fees increased to $264,000 and $579,000, respectively, in the second quarter and first half of 2007 as compared with $250,000 and $492,000, respectively, for the prior year’s same periods. We expect these expenditures will continue to be significant as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we recently commenced business operations.

Advertising and promotional expenses decreased somewhat to $251,000 and $398,000 in the second quarter and the first half of 2007, respectively, as compared with $376,000 and $558,000 for the prior year’s same periods. These decreases can be attributed to the reduction of initial marketing activities incurred upon the initiation of our New York area operations in the first half of 2006.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, such as escrow accounts and brokerage accounts, these expenses increased to $447,000 and $823,000 in the second quarter and the first half of 2007, respectively, as compared with $290,000 and $631,000, respectively, for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing and prospective shareholders, such as Nasdaq listing fees, fees for an outside investor relations company and various promotional material costs. Mainly due to our expanded activities, these expenses increased to $103,000 and $184,000, respectively, in the second quarter and the first half of 2007, as compared with $65,000 and $110,000, respectively, for the prior year’s same periods.

Non-interest expenses other than the categories specifically addressed above, such as office supplies and FDIC assessments, generally increase as our overall business grows. These miscellaneous expenses increased to $1.4 million and $2.8 million, respectively, in the second quarter and the first half of 2007, as compared with $1.3 million and $2.4 million, respectively, for the prior year’s same periods. The increase for the six-month comparison was due mainly to losses on the disposition of non-performing assets recognized in the first quarter of 2007 and more amortization expenses of intangibles acquired in the second quarter of 2006 upon the acquisition of Liberty Bank of New York.

Generally, non-interest expenses have increased in recent years as a result of rapid asset growth and expansion of our office network and products, all requiring substantial increases in staff, as well as additional occupancy and data processing costs. We anticipate that non-interest expense will continue to increase as we continue to grow. However, we remain committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our growth.

Provision for Income Taxes

For the quarter ended June 30, 2007, we made a provision for income taxes of $4.8 million on pretax net income of $12.1 million, representing an effective tax rate of 39.4%, as compared with a provision for income taxes of $5.8 million on pretax net income of $14.2 million, representing an effective tax rate of 40.7%, for the same quarter of 2006. For the first half of 2007, we made a provision for income taxes of $9.5 million on pretax net income of $24.2 million, representing an effective tax rate of 39.3%, as compared with a provision for income taxes of $11.1 million on pretax net income of $27.3 million, representing an effective tax rate of 40.6%, for the same period of 2006.

The effective tax rates in the second quarter and the first half of 2007 were reasonably lower than those for the prior year’s same periods, due mainly to our increased state tax apportionment into states whose tax rates were lower than that of California. Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At June 30, 2007 and December 31, 2006, we had net deferred tax assets of $9.3 million and $9.7 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale reported at their outstanding principal balances, net of any unearned income which is unamortized deferred fees, costs, premiums, and discounts. Total loans net of unearned income increased by $112.5 million, or 7.2%, to $1.67 billion at June 30, 2007, as compared with $1.56 billion at December 31, 2006. Total loans net of unearned income as a percentage of total assets as of June 30, 2007 and December 31, 2006 were 82.0% and 77.7%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding (Dollars in Thousands)
	June 30, 2007	December 31, 2006
Construction	$50,786	$46,285
Real estate secured	1,272,405	1,183,030
Commercial and industrial	306,732	278,165
Consumer	43,121	53,059
Total loans	$1,673,044	$1,560,539
Participation loans sold and serviced by the Company	$333,100	$336,652
Construction	3.0%	3.0%
Real estate secured	76.1%	75.8%
Commercial and industrial	18.3%	17.8%
Consumer	2.6%	3.4%
Total loans	100.0%	100.0%

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.27 billion and $1.18 billion as of June 30, 2007 and December 31, 2006, respectively. The real estate secured loans as a percentage of total loans were 76.1% and 75.8% at June 30, 2007 and December 31, 2006, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding was $40.6 million at December 31, 2006 and $39.3 million at June 30, 2007, and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest-only mortgage and option adjustable rate mortgage at June 30, 2007 were $6.2 million and $1.1 million, respectively, inclusive of loans held temporarily for sale or refinancing, as compared with $4.6 million and $1.1 million, respectively, at December 31, 2006.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans at June 30, 2007 increased to $306.7 million, as compared with $278.2 million at December 31, 2006. Commercial and industrial loans as a percentage of total loans also increased to 18.3% at June 30, 2007, from 17.8% at December 31, 2006. Such increase was mainly caused by our marketing strategy to target relationship-based accounts, such as unsecured business and commercial loans.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. With our target marketing since 2003, consumer loans continued to increase to $53.1 million at December 31, 2006, but we subsequently slowed down the auto loan financing for credit risk management purposes. As a result, this portfolio decreased to $43.1 million at June 30, 2007. Management anticipates further increases in other types of consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. Since then, construction loans increased to $46.3 million at the end of 2006, and increased to $50.8 million at the end of the second quarter of 2007, representing 3.0% of total loans. We expect to expand our construction lending activities with this specialized capacity.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements or to provide permanent working capital. SBA guaranteed loans usually have longer maturities of 8 to 25 years. We generally limit real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2007. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $16.1 million, and includes unearned income and deferred fees totaling $7.6 million at June 30, 2007:

Loan Maturities and Repricing Schedule

	At June 30, 2007,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$50,787	$-	$-	$50,787
Real estate secured	883,145	345,362	33,898	1,262,405
Commercial and industrial	294,475	9,813	3,944	308,232
Consumer	25,299	17,795	-	43,094
Total loans, net of non-accrual loans	$1,253,706	$372,970	$37,842	$1,664,518
Loans with variable (floating) interest rates	$1,182,184	$27,559	$1,900	$1,211,643
Loans with predetermined (fixed) interest rates	$71,522	$345,411	$35,942	$452,875

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices. We employ stricter guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the 1990s, property values in Southern California, where most of our loan collateral is located, have generally increased. However, no assurance can be given that this trend will continue or that property values will not significantly decrease.

Non-performing Assets

Non-performing assets, or NPAs, consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other non-performing assets, or other NPAs.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. Other NPAs consist of properties, mainly other real estate owned (OREO) and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Non-performing Assets
(Dollars in Thousands)

	June 30, 2007	December 31, 2006	June 30, 2006

Nonaccrual loans: [1]
Real estate secured	$6,320	$2,530	$1,143
Commercial and industrial	789	2,342	1,717
Consumer	227	930	892
Total	7,336	5,802	3,752
Loans 90 days or more past due (as to principal or interest) and still accruing:
Construction	-	-	-
Real estate secured	743	209	240
Commercial and industrial	334	838	614
Consumer	-	-	47
Total	1,077	1,047	901
Restructured loans: [2]
Real estate secured	-	-	-
Commercial and industrial	-	-	-
Consumer	-	-	-
Total	-		-
Total non-performing loans	8,413	6,849	4,653
Repossessed vehicles	73	95	-
Other real estate owned (“OREO”)	-	138	242
Total non-performing assets (“NPAs”)	$8,486	$7,082	$4,895
Non-performing loans as a % of total loans	0.50%	0.44%	0.32%
NPAs as a % of total loans and OREO	0.51%	0.45%	0.34%
Allowance for loan losses as a % of non-performing loans	230.33%	272.38%	351.53%

1 During the six months ended June 30, 2007, no interest income related to these loans was included in net income. Additional interest income of approximately $1.1 million would have been recorded during the six months ended June 30, 2007, if these loans had been paid in accordance with their original terms and had been outstanding throughout the six months ended June 30, 2007 or, if not outstanding throughout the six months ended June 30, 2007, since origination.
2 A “restructured loan” is defined as a loan in which the terms were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Our continued emphasis on asset quality control enabled us to maintain a relatively low level of non-performing loans prior to 2007. However, the general economic condition of the United States as well as the local economies in which we do business has shown a slowdown as the housing sector cooled in 2006 and the transition to below-trend GDP growth began. This transition of the economy affected our borrowers’ strength and four large loans placed in non-accrual status in the aggregate amount of $13.1 million increased our non-performing loans to $20.3 million, or 1.25% of loans as of March 31, 2007. Most of them were paid-off or brought current as planned during the second quarter of 2007. As a result, non-performing loans decreased to $8.5 million or 0.50% of gross loans at the end of June 2007, which is higher than $6.9 million or 0.44% at December 31, 2006 and $4.7 million or 0.32% at June 30, 2006.

At June 30, 2007, we had $73,000 worth of repossessed vehicles amounting to in other NPAs, while we had $233,000 in Other NPAs at the end of 2006, which consisted of one OREO which was sold at a small loss in January 2007 and a few repossessed vehicles. At June 30, 2006, we had two OREO in other NPAs, in an amount of $242,000, which were subsequently sold without significant losses. Together with other NPAs, the ratio of NPAs as a percentage of total loans and other NPAs increased to 0.51% at June 30, 2007, as compared with 0.45% at December 31, 2006 and 0.34% at June 30, 2006.

Management believes that the increase of non-performing loans does not reflect a trend nor the overall quality of our loan portfolio considering total delinquent loans over 30 days, net of the portion guaranteed by the U.S. government, were insignificant as of June 30, 2007 at $11.7 million or 0.7% of total loans. Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of June 30, 2007. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of June 30, 2007, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

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

With the economic transition addressed in “Non-performing Assets” above, the net charge-offs in the second quarter and first half of 2007 increased to $1.8 million and $4.5 million, respectively, compared to $107,000 and $186,000, respectively, in the same periods of 2006. The net charge-offs in 2007 included $1.1 million consumer loan charge-offs, the majority of which were written-off in the first quarter of 2007 for automobile loans, including automobile inventory financing, extended in connection with two used car dealers who closed down their businesses in 2006. These net charge-offs represent 0.11% and 0.28% of average total loans in the second quarter and first half of 2007, respectively.

As of June 30, 2007 and December 31, 2006, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances as follows:

	As of:	As of:
Phase of Methodology	June 30, 2007	December 31, 2006
Specific review of individual loans	$876,972	$1,779,560
Review of pools of loans with similar characteristics	14,512,800	13,424,657
Judgmental estimate based on various subjective factors	3,988,084	3,449,865
Total allowance for loan losses	$19,377,856	$18,654,082

The table below summarizes for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in thousands)
Balance as of	June 30, 2007			December 31, 2006
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$220	$50,787	0.43%	$352	$46,285	0.76%
Real estate secured	11,475	1,272,405	0.90%	9,933	1,183,030	0.84%
Commercial and industrial	6,958	306,732	2.27%	7,164	278,165	2.58%
Consumer	725	43,121	1.68%	1,205	53,059	2.27%
Total Allowance	$19,378	$1,673,045	1.16%	$18,654	$1,560,539	1.20%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
As of and for the period of	2007	2006	2007	2006
Balances:
Average total loans outstanding during period	$1,639,030	$1,393,340	$1,604,276	$1,337,631
Total loans (net of unearned income)	$1,673,044	$1,434,136	$1,673,044	$1,434,136
Allowance for loan losses:
Balances at beginning of period	$17,214	$14,870	$18,654	$13,999
Actual charge-offs:
Real estate secured	-	8	163	8
Commercial and industrial	1,597	238	3,253	348
Consumer	191	48	1,118	118
Total charge-offs	1,788	294	4,534	474
Recoveries on loans previously charged off:
Real estate secured	-	145	-	145
Commercial and industrial	6	40	16	138
Consumer	25	1	66	5
Total recoveries	31	186	82	288
Net charge-offs (recoveries)	1,757	108	4,452	186
Allowance for loan losses acquired in LBNY acquisition	-	601	-	601
Provision for loan losses	4,500	1,200	6,130	2,260
Less: Provision for losses in off-balance sheet items	579	205	954	316
Balances at end of period	$19,378	$16,358	$19,378	$16,358
Ratios:
Net loan charge-offs to average total loans	0.11%	0.01%	0.28%	0.01%
Allowance for loan losses to total loans at period-end	1.16%	1.14%	1.16%	1.14%
Net loan charge-offs to allowance for loan losses	9.07%	0.65%	22.98%	1.13%
Net loan charge-offs to provision for loan losses	39.05%	8.90%	72.63%	8.21%

  Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2007:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$20,399	$-	$-	$-	$20,399
Junior subordinated debentures	4,030	4,892	190	61,547	70,659
Operating leases	2,880	4,962	2,441	2,675	12,958
Time deposits	966,177	4,362	1	32	970,572
Total	$993,486	$14,216	$2,632	$64,254	$1,074,588

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2007 and December 31, 2006, we had commitments to extend credit of $255.0 million and $141.2 million, respectively. Obligations under standby letters of credit were $9.6 million and $9.5 million at June 30, 2007 and December 31, 2006, respectively, and our obligations under commercial letters of credit were $13.9 million and $14.8 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2007 and December 31, 2006, we had $25 million and $130 million, respectively, in federal funds sold and repurchase agreements, and in interest-bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of June 30, 2007		As of December 31, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$11,000	$10,852	$14,000	$13,845
Collateralized mortgage obligation.	178	162	196	181
Municipal securities	425	419	425	419

Available for Sale:
Securities of government sponsored enterprises	118,867	118,443	87,809	87,511
Mortgage backed securities	17,744	17,687	21,033	20,917
Collateralized mortgage obligation	34,840	34,215	38,650	38,260
Corporate securities	17,401	17,203	13,445	13,387
Municipal securities	7,725	7,555	7,725	7,763

Total investment securities	$208,180	$206,536	$183,283	$182,283

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at June 30, 2007:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$-	-	$9,000	4.12%	$2,000	3.93%	$-	-	$11,000	4.08%
Mortgage backed securities	-	-	178	3.98%	-	-	-	-	178	3.98%
Municipal securities	-	-	425	4.12%	-	-	-	-	425	4.12%

Available-for-sale:
Securities of government sponsored enterprises	23,960	4.92%	94,483	5.28%	-	-	-	-	118,443	5.21%
Mortgage backed securities	9,336	4.90%	6,369	4.45%	240	5.64%	1,742	5.87%	17,687	4.84%
Collateralized mortgage obligation	-	-	34,215	5.12%	-	-	-	-	34,215	5.12%
Corporate securities	5,337	5.38%	9,952	5.48%	1,914	4.46%	-	-	17,203	5.34%
Municipal securities	398	3.66%	-	-	2,216	3.72%	4,941	4.06%	7,555	3.75%
Total investment securities	$39,031	4.96%	$154,622	5.15%	$6,370	4.08%	$6,683	4.53%	$206,706	5.06%

Our investment securities holdings increased by $24.2 million, or 13.3%, to $206.7 million at June 30, 2007, compared to holdings of $182.5 million at December 31, 2006. Total investment securities as a percentage of total assets were 10.1% and 9.1% at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, investment securities having a carrying value of $182.2 million were pledged to secure certain deposits.

As of June 30, 2007, held-to-maturity securities, which are carried at their amortized costs, decreased to $11.6 million from $14.6 million at December 31, 2006. Available-for-sale securities, which are stated at their fair market values, increased to $195.1 million at June 30, 2007 from $167.8 million at December 31, 2006. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007 and December 31, 2006:

As of June 30, 2007	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$80,706	$(184)	$46,590	$(403)	$127,296	$(587)
Collateralized mortgage obligation	12,971	(121)	21,406	(520)	34,377	(641)
Mortgage backed securities	1,707	(13)	8,068	(86)	9,775	(99)
Corporate securities	9,952	(114)	1,913	(85)	11,865	(199)
Municipal securities	4,271	(44)	3,703	(132)	7,974	(176)
	$109,607	$(476)	$81,680	$(1,226)	$191,287	$(1,702)

As of December 31, 2006	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligation	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Corporate securities	-	-	2,929	(68)	2,929	(68)
Municipal securities	-	-	3,802	(34)	3,802	(34)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

As of June 30, 2007, the total unrealized losses less than 12 months old were $476,000, and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $109.6 million at June 30, 2007, and those with unrealized losses more than 12 months old were $81.7 million. As of December 31, 2006, the total unrealized losses less than 12 months old were $60,000 and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.8 million at December 31, 2006, and those with unrealized losses more than 12 months old were $99.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2007, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of FHLB stock and the cash surrender value on the BOLI.

During 2003, in an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt non-interest income stream, we purchased $10.5 million in BOLI from insurance carriers rated AA or above. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income. In the second quarter of 2005, we purchased an additional $3.0 million of BOLI.

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

The balances of other earning assets as of June 30, 2007 and December 31, 2006 were as follows:

Type	Balance as of June 30, 2007	Balance as of December 31, 2006
BOLI	$15,931,000	$15,636,000
LIHTCF	4,779,000	4,206,000
Federal Home Loan Bank Stock	8,476,000	7,542,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at June 30, 2007 and December 31, 2006 were $1.77 billion and $1.75 billion, respectively.

Since 2006, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts. Therefore, our reliance on time deposits to fund our lending continued to increase in 2006. In the fourth quarter of 2006, we implemented a new strategy to moderate balance sheet growth and initiated a deposit campaign to increase non-time deposits and improve our funding cost. This campaign increased our non-time deposits by $46.1 million in the first six months of 2007 while decreasing time deposits by $32.2 million in the same period. Our average cost of interest-bearing liabilities was slightly lowered to 4.99% in the second quarter of 2007 from 5.03% in the last quarter of 2006 after rising in each quarter of 2006. We believe that our regional diversification into the Texas and New York/New Jersey markets will also help reduce our time deposit reliance level going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the second quarter and the first half of 2007 increased to 5.31% and 5.29%, respectively, as compared with 5.03% and 4.82%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:	June 30, 2007		December 31, 2006		June 30, 2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$315,837		$317,630		$310,525
Money market	421,205	4.48%	385,823	4.50%	348,733	4.15%
Super NOW	22,119	1.20%	19,719	1.16%	21,448	1.19%
Savings	29,038	2.28%	29,007	1.66%	23,755	1.14%
Time certificates of deposit in denominations of $100,000 or more	783,100	5.31%	791,800	5.40%	657,744	5.03%
Other time deposits	152,789	4.97%	162,876	4.90%	149,922	4.36%
Total deposits	$1,724,088	4.00%	$1,706,855	4.03%	$1,512,127	4.54%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2007 were as follows:

Maturities of Time Deposits of $100,000 or More, at June 30, 2007
(Dollars in Thousands)

Three months or less	$446,428
Over three months through six months	194,410
Over six months through twelve months	149,604
Over twelve months	1,589
Total	$792,031

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at June 30, 2007 and December 31, 2006.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $2.3 million at June 30, 2007 from $6.3 million at December 31, 2006 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. Since 2002, we have increased borrowings from the FHLB in order to take advantage of their flexibility and reasonably low cost. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

For the quarter ended	June 30, 2007	December 31, 2006
Balance at quarter-end	$20,000	$20,000
Average balance during the quarter	$20,000	$20,000
Maximum amount outstanding at any month-end	$20,000	$20,000
Average interest rate during the quarter	3.68%	3.68%
Average interest rate at quarter-end	3.68%	3.68%

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

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.46% at June 30, 2007, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.21% at June 30, 2007, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.15% at June 30, 2007, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

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

Under the final rule, as of June 30, 2007, Wilshire Bancorp counted the full amount ($50.0 million) of trust preferred securities as Tier 1 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at June 30, 2007 and December 31, 2006 totaled approximately $304.9 million and $378.6 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 14.9% and 18.8% at June 30, 2007 and December 31, 2006, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 50% of borrowing capacity, as such borrowing does not qualify as core funds. As of June 30, 2007, our borrowing capacity from the FHLB was about $441.9 million and the outstanding balance was $20 million, or approximately 4.53% of our borrowing capacity. As of June 30, 2007, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding regulatory capital requirements.

As of June 30, 2007, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Company as of:
	Capitalized Standards	Capitalized Standards	June 30, 2007	December 31, 2006	June 30, 2006
Total capital to risk-weighted assets	10%	8%	14.22%	13.63%	13.53%
Tier I capital to risk-weighted assets	6%	4%	12.36%	11.81%	11.35%
Tier I capital to adjusted average assets	5%	4%	10.28%	9.79%	9.63%

Wilshire State Bank	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Bank as of:
	Capitalized Standards	Capitalized Standards	June 30, 2007	December 31, 2006	June 30, 2006
Total capital to risk-weighted assets	10%	8%	14.26%	13.51%	13.12%
Tier I capital to risk-weighted assets	6%	4%	12.41%	11.68%	11.29%
Tier I capital to adjusted average assets	5%	4%	10.32%	9.69%	9.59%

At June 30, 2007, total shareholders’ equity increased by $13.0 million, after declaring cash dividends of $2.9 million, to $162.6 million from $149.6 million at December 31, 2006. Such additional capital was primarily derived from internally generated operating income ($14.7 million). Our equity also increased by the share-based compensation, cumulative effects in change of accounting principles, and other comprehensive income.

For the regulatory capital ratio computation purpose, the Junior Subordinated Debentures of $61.5 million, which consists of $10 million issued by the Bank and $51.5 million issued by the Company in connection with the issuance of $50 million trust preferred securities, were taken into consideration. As of June 30, 2007 and December 31, 2006, Wilshire Bancorp accounted for $50.0 million of such securities as Tier 1 capital and $10.0 million as Tier 2 capital. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

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

The significant balance of non-interest-bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest-bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At June 30, 2007, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 9.9% of average interest-earning assets). We do not anticipate a major change in our net interest margin as we expect such repricing gap, if occurred, to be eliminated within a year.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset & Liability Management (ALM) committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value, or NPV, to interest rate changes. The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments and accounts for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario. The ALM policy prescribes that for the worst possible rate-decreasing scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 11.4% positive gap for the three-month timeframe and 20.2% cumulative positive gap for a whole portfolios. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2007
	Amounts Subject to Repricing Within
Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,219,739	$33,967	$372,970	$37,842	$1,664,518
Investment securities	17,414	21,617	154,622	13,053	206,706
Federal funds sold and cash equivalents	25,003	-	-	-	25,003
Interest-earning deposits	-	-	-	-	-
Total	$1,262,156	$55,584	$527,592	$50,895	$1,896,227

Interest-bearing liabilities:
Savings deposits	29,520	-	-	-	29,520
Time deposits of $100,000 or more	446,535	343,907	1,589	-	792,031
Other time deposits	59,281	88,069	1,469	30	148,849
Other interest-bearing deposits	468,125	-	-	-	468,125
Other borrowings	-	20,000	-	-	20,000
Subordinated debentures	46,083	-	15,464	-	61,547
Total	$1,049,544	$451,976	$18,522	$30	$1,520,072

Interest rate sensitivity gap	$212,612	($ 396,392)	$509,070	$50,865	$376,155
Cumulative interest rate sensitivity gap	$212,612	($ 183,780)	$325,290	$376,155
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	11.42%	-9.87%	17.47%	20.20%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2007. All assets presented in this table are held-to-maturity or available-for-sale. At June 30, 2007, we had no trading securities:

1	Excludes the gross amount of non-accrual loans of approximately $16.1 million at June 30, 2007.

(Dollars in Thousands)
Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	95,867	6.6%	282,678	7.1%
+100	93,038	3.4%	274,481	4.0%
0	89,941	-	263,874	-
-100	85,659	-4.8%	247,205	-6.3%
-200	80,027	-11.0%	223,367	-15.4%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of these types of transactions.

Item 4.	Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 30, 2007, the following persons were elected as our Class III directors to serve three-year terms expiring at the 2010 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

•	Soo Bong Min (25,822,680 votes in favor; 861,007 votes withheld)

•	Larry Greenfield, M.D. (24,916,208 votes in favor; 1,767,479 votes withheld)

•	Kyu-Hyun Kim (25,658,615 votes in favor; 1,025,072 votes withheld)

•	Young Hi Pak (25,815,336 votes in favor; 868,351 votes withheld)

In addition to the foregoing, the terms of the following directors continued after the Annual Meeting:

Class I

•	Steven Koh

•	Gapsu Kim

•	Fred Mautner

•	Donald Byun

Class II

•	Mel Elliot

•	Richard Lim

•	Harry Siafaris

Item 5.	Other Information

Not applicable.

Item 6.	EXHIBITS

Exhibit Table

Reference Number	Item

11	Statement Regarding Computation of Net Earnings per Share[1]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 The information required by this Exhibit is incorporated by reference from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 9, 2007	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)