Form 10-Q
period 2007-09-30
WILSHIRE BANCORP INC
filed 2007-11-09
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

The number of shares of Common Stock of the registrant outstanding as of October 31, 2007 was 29,332,071.

FORM 10-Q
INDEX
WILSHIRE BANCORP, INC.

i

FINANCIAL INFORMATION

Item 1.	Financial Statements

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	September 30, 2007	December 31, 2006

ASSETS
Cash and due from banks	$83,417,954	$75,243,346
Federal funds sold and other cash equivalents	20,003,546	130,003,268
Cash and cash equivalents	103,421,500	205,246,614

Securities available for sale, at fair value (amortized cost of $195,608,502 and $168,662,357 at September 30, 2007 and December 31, 2006, respectively)	195,332,732	167,837,734
Securities held to maturity, at amortized cost (fair value of $11,345,085 and $14,445,714 at September 30, 2007 and December 31, 2006, respectively)	11,390,115	14,620,870
Interest-only strips, at fair value (amortized cost of $549,267 and $1,008,064 at September 30, 2007 and December 31, 2006, respectively)	834,669	1,130,006
Loans held for sale—at the lower of cost or market	11,137,138	5,496,421
Loans receivable, net of allowance for loan losses of $20,902,052 and $18,654,082 at September 30, 2007 and December 31, 2006, respectively	1,692,586,055	1,536,388,815
Bank premises and equipment—net	10,541,834	10,464,600
Federal Home Loan Bank stock, at cost	8,582,100	7,541,700
Accrued interest receivable	10,393,880	10,049,265
Other real estate owned—net	611,800	138,000
Deferred income taxes—net	9,446,455	9,722,008
Servicing assets	5,060,048	5,080,466
Due from customers on acceptances	4,002,635	2,385,134
Cash surrender value of life insurance	16,079,335	15,635,773
Goodwill	6,674,772	6,674,772
Core deposit intangible	1,402,237	1,532,485
Favorable lease intangible	259,324	352,231
Other assets	13,050,239	8,186,927
TOTAL	$2,100,806,868	$2,008,483,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$308,446,209	$319,310,552
Interest bearing:
Savings	30,647,089	29,019,943
Time deposits of $100,000 or more	755,159,319	812,105,950
Other time deposits	139,073,697	160,933,032
Money market accounts and other	514,831,293	430,603,175
Total deposits	1,748,157,607	1,751,972,652

Federal Home Loan Bank borrowings	70,000,000	20,000,000
Junior subordinated debentures	87,321,000	61,547,000
Accrued interest payable	11,534,538	12,006,124
Acceptances outstanding	4,002,635	2,385,134
Other liabilities	11,643,424	10,937,886
Total liabilities	1,932,659,204	1,858,848,796

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued, 29,371,696 shares and 29,197,420 shares at September 30, 2007 and December 31,2006; and outstanding, 29,332,071 shares and 29,197,420 shares at at September 30, 2007and December 31, 2006, respectively (Note 3)	$50,811,069	$49,122,536
Accumulated other comprehensive income(loss), net of tax expense(benefit)	5,449	(407,612)
Retained earnings	117,741,541	100,920,101
Less Treasury Stock, at Cost; 39,625 shares and 0 share at September 30, 2007 and December 31, 2006, respectively	(410,395)	-
Total shareholders’ equity	168,147,664	149,635,025
TOTAL	$2,100,806,868	$2,008,483,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$37,092,819	$33,995,238	$107,578,144	$93,270,573
Interest on investment securities and deposits in other financial institutions	2,697,882	2,361,562	7,333,776	6,375,372
Interest on federal funds sold and other cash equivalents	678,546	1,107,452	2,765,812	3,496,369
Total interest income	40,469,247	37,464,252	117,677,732	103,142,314

INTEREST EXPENSE:
Deposits	17,763,505	15,845,581	52,368,924	41,743,221
Interest on other borrowings	1,767,922	1,515,500	4,426,953	4,579,447
Total interest expense	19,531,427	17,361,081	56,795,877	46,322,668

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	20,937,820	20,103,171	60,881,855	56,819,646

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	4,100,000	2,800,000	10,230,000	5,060,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	16,837,820	17,303,171	50,651,855	51,759,646

NONINTEREST INCOME:
Service charges on deposit accounts	2,397,629	2,544,642	7,189,145	7,140,893
Gain on sale of loans	1,583,588	3,454,753	5,727,341	8,859,768
Loan-related servicing fees	478,294	538,349	1,169,251	1,431,185
Loan referral fees	-	22,470	-	70,117
Loan packaging fees	29,270	111,943	64,820	346,177
Income from other earning assets	293,355	267,946	845,613	764,583
Other income	445,550	367,639	1,697,629	1,039,471
Total noninterest income	5,227,686	7,307,742	16,693,799	19,652,194

NONINTEREST EXPENSES:
Salaries and employee benefits	5,827,429	6,326,931	17,227,765	17,547,717
Occupancy and equipment	1,316,950	1,257,473	3,886,947	3,225,312
Data processing	816,871	674,870	2,326,713	1,829,751
Loan referral fees	370,742	326,935	1,220,838	1,269,861
Outsourced service for customers	491,964	301,177	1,315,324	932,272
Advertising and promotional	255,157	400,972	652,933	958,830
Professional fees	390,997	343,328	969,822	835,481
Office supplies	150,183	171,440	470,392	482,129
Directors’ fees	146,000	147,900	419,550	394,368
Communications	119,318	107,002	353,725	339,754
Investor relations	55,050	60,011	239,105	170,454
Deposit insurance premiums	275,591	47,874	647,831	137,740
Amortization of core deposit intangible	43,416	43,416	130,248	64,159
Amortization of favorable lease intangible	31,309	31,309	92,907	45,943
Other operating	755,894	294,137	2,201,342	1,781,907
Total noninterest expenses	11,046,871	10,534,775	32,155,442	30,015,678

INCOME BEFORE INCOME TAX PROVISION	11,018,635	14,076,138	35,190,212	41,396,162

INCOME TAX PROVISION	4,374,732	5,257,761	13,883,172	16,339,793

NET INCOME	$6,643,903	$8,818,377	$21,307,040	$25,056,369
EARNINGS PER SHARE:
Basic	$0.23	$0.30	$0.73	$0.87
Diluted	$0.23	$0.30	$0.72	$0.86

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity

BALANCE—January 1, 2006	28,630,600		28,630,600	$41,340,448	$(1,026,202)	$72,789,622	$-	$113,103,868
Stock options exercised	207,340		207,340	359,832				359,832
Cash dividend declared						(4,351,309)		(4,351,309)
Stock compensation expense				345,424				345,424
Tax benefit from stock options exercised				899,249				899,249
Shares issued for acquisition of Liberty Bank of New York	328,110		328,110	5,936,593				5,936,593
Comprehensive income:
Net income						25,056,369		25,056,369
Other comprehensive income:
Change in unrealized gain on interest-only strips					70,762			70,762
Change in unrealized gain on securities available for sale					332,673			332,673
Comprehensive income								$25,459,804
BALANCE—September 30, 2006	29,166,050	-	29,166,050	$48,881,546	$(622,767)	$93,494,682	$-	$141,753,461

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity

BALANCE—January 1, 2007	29,197,420		29,197,420	$49,122,536	$(407,612)	$100,920,101	$-	$149,635,025
Stock options exercised	174,276		174,276	115,187				115,187
Cash dividend declared						(4,403,634)		(4,403,634)
Stock compensation expense				286,899				286,899
Tax benefit from stock options exercised				1,286,447				1,286,447
Stock repurchase		(39,625)	(39,625)				(410,395)	(410,395)
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 9)						(161,583)		(161,583)
Cumulative impact of chage in accounting for fair valuation method adoption (FAS 156 - see Note 9)						79,617		79,617
Comprehensive income:
Net income						21,307,040		21,307,040
Other comprehensive income:
Change in unrealized gain on interest-only strips					94,731			94,731
Change in unrealized gain on securities available for sale					318,330			318,330
Comprehensive income								$21,720,101
BALANCE—September 30, 2007	29,371,696	(39,625)	29,332,071	$50,811,069	$5,449	$117,741,541	$(410,395)	$168,147,664

	Nine Months Ended September 30,
	2007	2006
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Net unrealized gains on securities available for sale arising during period	$548,853	$573,573
Less income tax expense	230,523	240,900
Net unrealized gains on securities available for sale	$318,330	$332,673

Net unrealized gains on interest-only strips arising during period	$163,459	$34,087
Less reclassification adjustment for impairment	-	(88,020)
Less income tax expense	68,728	51,345
Net unrealized gains on interest-only strips	$94,731	$70,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,307,040	$25,056,369
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion and amortization of investment securities	(114,469)	(25,417)
Depreciation of premises & equipment	1,204,514	964,901
Amortization of core deposit intangible	130,248	64,159
Amortization of favorable lease intangible	92,907	45,943
Provision for losses on loans and loan commitments	10,230,000	5,060,000
Deferred tax benefit provision	(23,699)	(1,672,984)
Loss on disposition of bank premises and equipment	9,268	9,766
Net gain on sale of loans	(5,727,341)	(8,859,768)
Origination of loans held for sale	(115,684,929)	(135,128,236)
Proceeds from sale of loans held for sale	115,171,162	161,111,088
Increase in servicing assets per fair valuation	(392,120)	-
Recovery of valuation allowance of servicing asset	-	(172,462)
Increase in servicing liability per fair valuation	59,217	-
Impairment on interest-only strips	-	88,020
Loss on sale of repossessed vehicles	32,463	-
Loss on sale of other real estate owned	(125,109)	(9,326)
Tax benefit from exercise of stock options	(1,286,447)	(899,249)
Stock-based compensation cost	286,899	345,424
Change in cash surrender value of life insurance	(443,562)	(437,381)
Servicing assets capitalized	(1,350,558)	(1,835,065)
Servicing assets amortization	1,900,476	1,453,338
Decrease in interest-only strips	458,794	274,192
Decrease in accrued interest receivable	(344,615)	(2,820,784)
Increase in other assets	(5,087,079)	(827,177)
Dividends of Federal Home Loan Bank stock	(308,100)	(241,300)
(Decrease) increase in accrued interest payable	(471,586)	4,630,914
Increase (decrease) in other liabilities	532,750	(892,027)
Net cash provided by operating activities	20,056,124	45,282,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	(83,109,596)	(48,934,543)
Proceeds from principal repayment, matured or called securities held to maturity	3,230,701	2,236,771
Proceeds from matured securities available for sale	56,277,975	20,868,151
Net increase in loans receivable	(171,295,558)	(249,571,090)
Proceeds from sale of loans	5,384,851	10,490,470
Proceeds from sale of repossessed vehicles	89,631	-
Proceeds from sale of other real estate owned	871,282	108,145
Purchases of Bank premises and equipment	(1,317,764)	(1,455,526)
Proceeds from disposition of bank equipment	166,248	250
Purchase of Federal Home Loan Bank stock	(732,300)	(1,015,300)
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	-	5,906,249
Net cash used in investing activities	(190,434,530)	(261,366,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$115,187	$359,832
Payment of cash dividend	(4,396,902)	(4,038,231)
Increase (decrease) in Federal Home Loan Bank borrowings	50,000,000	(41,000,000)
Proceeds from issuance of junior subordinated debentures	25,774,000	-
Purchase of treasury stock	(410,395)	-
Tax benefit from exercise of stock options	1,286,447	899,249
Net increase in deposits	(3,815,045)	201,489,295
Net cash provided by financing activities	68,553,292	157,710,145

NET DECREASE IN CASH AND CASH EQUIVALENTS	(101,825,114)	(58,373,340)

CASH AND CASH EQUIVALENTS—Beginning of period	205,246,614	194,208,056
CASH AND CASH EQUIVALENTS—End of period	$103,421,500	$135,834,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$57,267,463	$43,635,781
Income taxes paid	$14,509,837	$17,202,211

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING ACTIVITIES:
Other assets transferred to Bank premises and equipment	$139,500	$-
Transfer of loans to other real estate owned	$1,257,800	$-

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,466,604	$1,458,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE BANCORP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, the “Company,” “we,” “us,” or “our”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. The Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly-owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank’s shareholders approved a reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company, and the Bank is a direct wholly-owned subsidiary of the Company.

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 19 full-service Bank branch offices in Southern California, Texas, New York, and New Jersey. We also have 8 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Georgia, Washington, Texas, Nevada, Colorado, Virginia, New Jersey, and California.

Note 2. Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2007 and December 31, 2006, the related statements of operations and shareholders’ equity for the three months and nine months ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. Such adjustments are of a normal recurring nature unless otherwise disclosed in the Form 10-Q. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 3. Shareholders’ Equity

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

The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$6,643,903	$8,818,377	$21,307,040	$25,056,369
Denominator:
Denominator for basic earnings per share: Weighted-average shares	29,350,499	29,137,027	29,355,694	28,922,416
Effect of dilutive securities:
Stock option dilution	104,271	321,565	114,023	351,045
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,454,770	29,458,592	29,469,717	29,273,461
Basic earnings per share	$0.23	$0.30	$0.73	$0.87
Diluted earnings per share	$0.23	$0.30	$0.72	$0.86

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008. As of September 30, 2007, 39,625 shares have been repurchased under this program amounting to $410,000.

Stock Based Compensation

During 1997, the Bank established the 1997 stock option plan (“1997 Plan”) that provides for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. In connection with the holding company reorganization, the options granted under the 1997 Plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007, with 542,116 previously granted options outstanding as of September 30, 2007. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

On January 1, 2006, the Company adopted the statement of financial accounting standards (“SFAS”) No. 123R, using the prospective method. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $78,000 and $195,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the incremental stock-based compensation expense was $287,000 and $345,000, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effects on basic or diluted earnings per share was negligible. For the nine months ended September 30, 2007 and 2006, cash provided by operating activities decreased by $1,286,000 and $900,000, respectively, and cash provided by financing activities increased by identical amounts related to excess tax benefits from stock-based payment arrangements.

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

For the nine months ended September 30, 2007, there were no stock options granted, but 112,000 and 187,000 options were granted during the third quarter and nine months ended September 30, 2006. The weighted average fair value of options granted for the third quarter and nine months ended September 30, 2006 was $5.36 and $5.26, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life [1]	-	3.5 years	-	3.5 years
Expected volatility [2]	-	32.61%	-	32.89%
Expected dividend yield	-	1.04%	-	1.06%
Risk-free interest rate [3]	-	4.70%	-	4.70%

A summary of activity for the Company’s stock options as of and for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	737,892	$9.48
Granted	-	-	[Do
Exercised	(174,276)	0.66
Forfeited	(21,500)	15.11
Outstanding at September 30, 2007	542,116	12.09	5.27	$1,490,550
Options exercisable at September 30, 2007	367,976	9.64	5.33	$1,490,550

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$1.00 to $1.99	40,000	$1.39	3.22 years	40,000	$1.39
$2.00 to $2.99	91,966	2.57	4.65 years	91,966	2.57
$3.00 to $4.99	52,000	4.53	5.84 years	52,000	4.53
$13.00 to $14.99	52,000	13.73	7.52 years	30,400	13.74
$15.00 to $16.99	123,250	15.21	7.46 years	80,210	15.22
$17.00 to $19.99	182,900	18.79	3.75 years	73,400	18.79
$1.00 to $19.99	542,116	12.09	5.27 years	367,976	9.64

During the three and nine months ended September 30, 2007 and 2006, information related to stock options is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total intrinsic value of options exercised	$-	$686,304	$3,100,522	$3,287,642
Total fair value of options vested	132,459	158,914	329,903	300,496
Weighted average fair value of options granted during the period	-	5.36	-	5.26

As of September 30, 2007, total unrecognized compensation cost related to stock options amounted to $312,000, which is expected to be recognized over a weighted average period of 1.33 years.

1 The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.
2 The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.
3 The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2007	274,360	$3.99
Granted	-	-
Vested	(85,020)	3.88
Forfeited on unvested shares	(15,200)	2.92
Nonvested at September 30, 2007	174,140	$4.13

Note 4. Junior Subordinated Debentures; Trust Preferred Securities

In July 2007, the Company organized its wholly owned subsidiary, Wilshire Statutory Trust IV, which issued $25 million in trust preferred securities. The Company then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the Junior Subordinated Debenture in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV’s trust preferred securities and common securities. The securities issued by Wilshire Statutory Trust IV will mature on July 10, 2037 and the rate of interest on these securities was 7.07% at September 30, 2007, which adjusts quarterly based on the three-month Libor plus 138 basis points. The interests on the securities are payable on a quarterly basis, and no scheduled payments of principal are due prior to maturity.  The junior subordinated debentures issued qualify as Tier I capital for regulatory reporting purposes subject a certain limitation of Federal Reserve Board.

Note 5. Goodwill and Other Intangible Assets

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

Prior to our acquisition of Liberty Bank of New York in May 2006, the Company did not have any material intangible assets other than loan servicing rights. The loan servicing rights are subject to amortization and were $5,060,000 and $5,237,000 (net of $2,017,000 and $1,756,000 accumulated amortization, respectively) as of September 30, 2007 and 2006, respectively. Amortization expenses for servicing rights were $543,000 and $467,000 for the three months ended September 30, 2007 and 2006, respectively, and 1,900,000 and $1,453,000 for the nine months ended September 30, 2007 and 2006, respectively. In connection with the acquisition of Liberty Bank of New York, the Company recorded core deposit intangibles and favorable lease intangibles. As of September 30, 2007, those intangible assets were $1,402,000 and $259,000, respectively, net of $238,000 and $170,000 accumulated amortizations, respectively. Amortization expenses for those intangible assets were $75,000 and $75,000 for the three months ended September 30, 2007 and 2006, and $223,000 and $110,000 for the nine months ended September 30, 2007 and 2006, respectively. We estimate the combined amortization expenses, excluding the effect of unexpected reversal of servicing rights, to be approximately $1.2 million annually for the next five fiscal years.

The acquisition also caused the Company to record goodwill valued at approximately $6.7 million, which is subject to annual impairment testing. The Company has selected December 31 as the annual testing date, and there was no indication of impairment as of September 30, 2007.

Note 6.  Business Segment Information

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(Dollars in Thousands)	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$16,020	$758	$4,160	$20,938	$16,260	$716	$3,127	$20,103
Less provision for loan losses	1,693	1,549	858	4,100	1,582	1,111	107	2,800
Other operating income	3,165	275	1,788	5,228	3,205	368	3,735	7,308
Net revenue	17,492	(516)	5,090	22,066	17,883	(27)	6,755	24,611
Other operating expenses	9,390	287	1,370	11,047	9,316	240	979	10,535
Income before taxes	$8,102	$(803)	$3,720	$11,019	$8,567	$(267)	$5,776	$14,076
Business segment assets	$1,882,810	$46,871	$171,126	$2,100,807	$1,709,789	$52,270	$147,854	$1,909,913

(Dollars in Thousands)	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$45,839	$2,460	$12,583	$60,882	$46,566	$2,213	$8,041	$56,820
Less provision for loan losses	5,822	3,135	1,273	10,230	2,805	1,345	910	5,060
Other operating income	9,626	987	6,080	16,693	8,933	1,190	9,529	19,652
Net revenue	49,643	312	17,390	67,345	52,694	2,058	16,660	71,412
Other operating expenses	27,694	760	3,701	32,155	25,255	729	4,032	30,016
Income before taxes	$21,949	$(448)	$13,689	$35,190	$27,439	$1,329	$12,628	$41,396
Business segment assets	$1,882,810	$46,871	$171,126	$2,100,807	$1,709,789	$52,270	$147,854	$1,909,913

Note 7. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties. Commitments at September 30, 2007 are summarized as follows:

Commitments to extend credit	$293,741,469
Standby letters of credit	$9,547,452
Commercial letters of credit	$12,990,462

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

Note 8. Acquisition of a Branch

In July 2007, the Bank acquired a branch of Royal Bank America (“Seller”) in Fort Lee, New Jersey in exchange for the Bank’s branch at Flushing, New York. In this transaction, the Bank purchased selected fixed assets and assumed selected liabilities, including a portion of Seller’s time deposits. As consideration, the Bank gave to the Seller the selected intangible and fixed assets, and selected liabilities, including a portion of time deposits, intangible liabilities, and lease obligation. The amounts involved in this transaction were insignificant except the time deposits exchanged both in the amount of approximately $6 million and the transaction were accounted for as an exchange of assets and liabilities.

Note 9. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company will adopt SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. The transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which this Statement is initially applied. We are in the process of evaluating the impact of this adoption on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 require employers to (a) recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. Statement No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007 for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. On January 1, 2007, we adopted SFAS No. 158. The adoption of SFAS 158 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This guidance is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year after November 15, 2007. We are in the process of evaluating the impact of this adoption on the consolidated financial statements.

Note 10. Reclassifications

A reclassification, related to tax benefit from exercise of stock options in the statement of cash flows, was made to the prior periods’ presentation to conform to the current year’s presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2007 and 2006, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2006, including the following:

•	If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•	Our current level of interest rate spread may decline in the future.

•	The holders of recently issued debentures have rights that are senior to those of our shareholders.

•	Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We may be unable to manage future growth.

•	Increases in our allowance for loan losses could materially adversely affect our earnings.

•	We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

•	Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	Additional shares of our common stock issued in the future could have a dilutive effect.

•	Shares of our preferred stock issued in the future could have dilutive and other effects.

•	We face substantial competition in our primary market area.

•	The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

•	Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We are subject to significant government regulation and legislation that increase the cost of doing business and inhibits our ability to compete.

•	We could be negatively impacted by downturns in the South Korean economy.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and nine months ended September 30, 2007 and 2006. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
	(Dollars in thousands, except per share data)
	2007	2006	2007	2006
Net income	$6,644	$8,818	$21,307	$25,056
Net income per share, basic	0.23	0.30	0.73	0.87
Net income per share, diluted	0.23	0.30	0.72	0.86
Net interest income	20,938	20,103	60,882	56,820
Average balances:
Assets	2,075,790	1,893,185	2,021,416	1,790,659
Cash and cash equivalents	116,849	146,381	132,561	157,854
Investment debt securities	206,974	207,553	193,982	193,576
Net loans	1,667,899	1,460,959	1,613,867	1,369,249
Total deposits	1,772,434	1,633,097	1,742,712	1,530,630
Shareholders’ equity	167,015	138,454	161,367	128,346
Performance Ratios:
Annualized return on average assets	1.28%	1.86%	1.41%	1.87%
Annualized return on average equity	15.91%	25.48%	17.61%	26.03%
Net interest margin	4.35%	4.59%	4.32%	4.57%
Efficiency ratio[1]	42.22%	38.43%	41.45%	39.25%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.41%	9.59%
Tier 1 capital to risk-weighted assets	12.18%	11.60%
Total capital to risk-weighted assets	15.06%	13.66%

Period-end balances as of:	September 30, 2007	December 31, 2006	September 30, 2006
Total assets	$2,100,807	$2,008,484	$1,909,913
Investment securities	206,723	182,459	203,049
Total loans, net of unearned income	1,724,625	1,560,539	1,509,883
Total deposits	1,748,158	1,751,973	1,661,451
Junior subordinated debentures	87,321	61,547	61,547
FHLB borrowings	70,000	20,000	20,000
Shareholders’ equity	168,148	149,635	141,753
Asset Quality Ratios:
Net charge-off (recoveries) to average total loans for the quarter	0.14%	0.06%	0.05%
Non-performing loans to total loans	0.48%	0.44%	0.47%
Non-performing assets to total loans and other real estate owned	0.52%	0.45%	0.49%
Allowance for loan losses to total loans	1.21%	1.20%	1.22%
Allowance for loan losses to non-performing loans	251.48%	272.38%	259.50%

Executive Overview

Introduction

Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended, or Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-Q, are to be made with the Securities and Exchange Commission, or SEC. Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

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

At September 30, 2007, we had approximately $2.10 billion in assets, $1.72 billion in total loans, and $1.75 billion in deposits.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 19 full-service branch banking offices in Southern California, Texas, New York, and New Jersey and 8 separate loan production offices in Seattle, Washington; Milpitas, California (the San Jose area); Annandale, Virginia; Las Vegas, Nevada; Aurora, Colorado (the Denver area); Atlanta, Georgia; Houston, Texas; and Fort Lee, New Jersey.

In December 2002, the Bank issued $10 million of its 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77,321,000 of Junior Subordinated Debentures in connection with $75,000,000 of trust preferred securities issued by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued growth.

In July 2007, the Company implemented a stock repurchase program whereby the Company may repurchase up to an aggregate of $10 million worth of shares of its common stock from time to time until July 31, 2008. Thus far, 39,625 shares have been repurchased under this program amounting to $410,000. We believe this program represents an efficient way to manage capital as well as affirming our optimism for the long term value for shareholders.

We have experienced significant balance sheet growth in the past several years. In the fourth quarter of 2006, we implemented new strategy to focus on loan credit quality and to develop a stronger core-deposit foundation, which resulted in more moderate balance sheet growth during 2007. Our management believes that this strategy will continue to improve our cost of funds, decrease non-performing loans, and enhance shareholder value.

Third Quarter 2007 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the third quarter of 2007:

•
With our continuing core-deposit campaign, time deposits declined by 3.6% year-to-year from the end of third quarter of 2006 through the end of third quarter of 2007 while non-time deposits grew 16.4% over the same period.

•
Under our new strategy of disciplined loan growth, our total loans grew in a more controlled way by 10.5% to $1.72 billion at the end of the third quarter of 2007, as compared with $1.56 billion at the end of 2006.

•
Although our cost of funds stabilized this quarter, our net interest margin decreased to 4.35% from 4.52% in the preceding quarter, mainly due to the absence of additional interest income we had in the preceding quarter by collecting interest on some loans previously placed on a non-accrual status.

•
Our non-performing assets, net of the portion guaranteed by the U.S. government, increased to $9.0 million at the end of the third quarter of 2007 from $8.5 million three months ago and is still higher than $7.1 million at the end of 2006. However, our credit quality continued to improve with $14.4 million in total delinquent loans, net of the portion guaranteed by the U.S. government, which represented 0.84% of total loans at the end of the third quarter of 2007 as compared with 2.1% at the end of 2006.

•
Total non-interest income decreased by 28.5% to $5.2 million in the third quarter of 2007, as compared with $7.3 million in the third quarter of 2006, mainly due to the reduction of gains on loan sales.

•
Although operating expenses were up slightly due to our New York/New Jersey expansion and the efficiency ratio was slightly up from 38.4% in the third quarter of 2006, our efficiency ratio was well managed at 42.2% in the third quarter of 2007, which is around our targeted range of 40.0%.

Primarily due to a substantial rise in our provision for loan losses caused by the increased loan charge-offs and the reduction of the gains on sales of SBA loans, our net income decreased to $6.6 million, or $0.23 per diluted common share, for the third quarter of 2007, from $8.8 million, or $0.30 per diluted common share, in the third quarter of 2006.

2007 Outlook

As we look ahead to the remainder of 2007, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. We continue to anticipate that the weakened national economy will remain throughout the next quarters, largely created by the housing market fallout and credit quality problems. Responding to this difficult environment, we have enhanced our loan underwriting standards to be more stringent and made it more difficult to allow exceptions from our loan policy. We expect loan quality to continually improve through the end of 2007, although loan growth will be moderate, having shifted our focus from growth to asset quality management.

Our focus on net interest margin management will continue. It is our expectation that the strategic change toward more moderate loan growth will make our funding needs subside and our reliance on high-cost deposits to decline. With the Federal Reserve Board’s rate cut of 0.5% in September of 2007, our margins may initially decrease in the fourth quarter of 2007 since our GAP model indicates that we are in a slightly asset-sensitive position for the first three-month timeframe where deposit costs reprice somewhat slower than our earning assets. However, the extent of margin compression, if any, seems negligible beyond the fourth quarter of 2007 as we are in a liability-sensitive position over a twelve-month timeframe. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” below for further discussion. We also believe that our expansion into the East Coast market of the United States, together with our core deposit campaign that already brought some positive results in the first three quarters of 2007, will benefit our net interest margin going forward.

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

We opened a new branch in July of 2007 in Fort Lee, New Jersey, which will allow us to offer greater convenience to both new and existing customers in the East Coast market of the United States. We believe that this New Jersey branch, together with the existing New York branches, will be a critical part of our expansion strategy, especially in the East Coast market due to its high level of small business activity and diverse population. We plan to open a second branch early next year in Palisades Park, New Jersey, which is another key location to our geographic expansion in that area, and we will continue to pursue opportunities for growth through de novo branching and regional loan production offices.

In addition, we will continue to focus on streamlining our operations so that our expenses grow more slowly than the overall growth of our business. Unfortunately, the increase in our loan loss provision as well as the decrease in gain on sale of loans resulted in lower profit levels in the third quarter compared to our historically higher profit levels in the last few years, despite our overall improvements. Although our profit recovery has been delayed, we expect profit levels to improve to be back on track in the near future as our correction processes and our modified growth strategy both continue to materialize.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified six accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and servicing assets related to the sales of SBA loans, and the treatment and valuation of stock-based compensation. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

Our significant accounting policies are described in greater detail in our 2006 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements-“Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2007.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board.

Average interest-earning assets increased by 10.1% to $1.93 billion in the third quarter of 2007, as compared with $1.75 billion in the same quarter of 2006 and average net loans increased by 14.2% to $1.67 billion in the third quarter of 2007, as compared with $1.46 billion in the same quarter of 2006. Our average interest-bearing deposits also increased by 10.6% to $1.45 billion in the third quarter of 2007, as compared with $1.31 billion in the same quarter of 2006. Average other borrowings increased by 12.6% to $109.0 million in the third quarter of 2007 from $96.8 million in the prior year’s same quarter. (see “Financial Condition-Deposits and Other Sources of Funds” below).

The strong competition in our local market decreased our earning-asset yields and pushed up our cost of funds. The average yields on our interest-earning assets decreased to 8.40% for the third quarter of 2007 from 8.56% for the third quarter of the prior year and increased our cost of funds to 5.01% in the third quarter of 2007 from 4.94% for the prior year’s same quarter. Although interest income grew 8.0% to $40.5 million for the third quarter of 2007, as compared with $37.5 million for the prior year’s same period, it was outpaced by a 12.5% increase in interest expense. Interest expense increased to $19.5 million for the third quarter of 2007, as compared with $17.4 million for the prior year’s same period. Our net interest margin and spread decreased to 4.35% and 3.39%, respectively, in the third quarter of 2007, as compared with 4.59% and 3.62%, respectively, for the prior year’s same quarter.

For the first nine months of 2007, average interest-earning assets and average net loans increased to $1.88 billion and $1.61 billion, respectively, as compared with $1.66 billion and $1.37 billion for the prior year’s same period. For the first nine months of 2007, average interest-bearing liabilities and the average interest-bearing deposit portfolio also increased to $1.52 billion and $1.43 billion, respectively, as compared with $1.33 billion and $1.22 billion for the prior year’s same period. The Federal Reserve Board’s rate increase in 2006 increased the average yields on interest-earning assets slightly to 8.36% for the first nine months of 2007 from 8.29% for the prior year’s same period. Such actions however increased our cost of funds to a greater extent to 4.99% for the first nine months of 2007 from 4.64% for the prior year’s same period. Our normal business growth resulted in an increase in net interest income by $4.1 million, or 7.2%, to $60.9 million in the first nine months of 2007 as compared with $56.8 million for the prior year’s same period. With the increase in the cost of funds greater than the increase of earning-asset yields over the above periods in comparison, our net interest margin and spread were under some pressure and decreased to 4.32% and 3.36%, respectively, in the first nine months of 2007, as compared with 4.57% and 3.65%, respectively, for the prior year’s same period.

In 2007, our continuing deposit campaign for transactional accounts brought some positive results and lowered the ratio of time deposits over total deposits to 51.2% at the end of the third quarter from 55.5% at the end of 2006. As a result, despite continuing stiff competition for deposits in our local market, we were able to stabilize our fund cost in 2007 which has risen each quarter of 2006. Management believes that our expansion into the East Coast market of the United States together with the Federal Reserve Board’s recent rate-cut will help improve our fund costs further and eventually our margins.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended September 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,667,899	$37,093	8.90%	$1,460,959	$33,995	9.31%
Securities of U.S. government agencies	181,787	2,353	5.18%	184,688	2,086	4.52%
Other investment securities	27,433	344	5.02%	22,865	271	4.73%
Overnight investments	49,601	679	5.47%	81,626	1,107	5.43%
Interest-earning deposits	-	-	-	500	5	4.29%
Total interest-earning assets	1,926,720	40,469	8.40%	1,750,638	37,464	8.56%
Cash and due from banks	67,248			64,755
Other assets	81,822			77,792
Total assets	$2,075,790			$1,893,185
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$474,122	$5,475	4.62%	$375,030	$4,078	4.35%
Super NOW deposits	22,317	70	1.26%	20,550	65	1.26%
Savings deposits	29,790	186	2.50%	25,856	95	1.47%
Time certificates of deposit in denominations of $100,000 or more	780,463	10,276	5.27%	726,287	9,652	5.32%
Other time deposits	142,877	1,756	4.92%	162,464	1,955	4.81%
Total interest-bearing deposits	1,449,569	17,763	4.90%	1,310,187	15,845	4.84%
Other borrowings	109,049	1,768	6.48%	96,824	1,516	6.26%
Total interest-bearing liabilities	1,558,618	19,531	5.01%	1,407,011	17,361	4.94%
Non-interest-bearing deposits	322,865			322,911
Total deposits and other borrowings	1,881,483		1,729,922
Other liabilities	27,292			24,809
Shareholders’ equity	167,015			138,454
Total liabilities and shareholders’ equity	$2,075,790			$1,893,185
Net interest income		$20,938			$20,103
Net interest spread[2]			3.39%			3.62%
Net interest margin[3]			4.35%			4.59%

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,757,000 and $1,561,000 for the quarters ended September 30, 2007 and 2006, respectively, and approximately $5,281,000 and $4,663,000 for the nine months ended September 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,613,867	$107,578	8.89%	$1,369,249	$93,271	9.08%
Securities of U.S. government agencies	168,580	6,320	5.00%	173,633	5,653	4.34%
Other investment securities	27,184	1,014	4.97%	19,942	706	4.72%
Overnight investments	68,190	2,766	5.41%	95,250	3,496	4.89%
Interest-earning deposits	-	-	-	500	16	4.25%
Total interest-earning assets	1,877,821	117,678	8.36%	1,658,574	103,142	8.29%
Cash and due from banks	64,371			62,605
Other assets	79,224			69,480
Total assets	$2,021,416			$1,790,659
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$434,001	$14,796	4.55%	346,755	10,808	4.16%
Super NOW deposits	21,803	195	1.19%	21,235	188	1.18%
Savings deposits	29,368	492	2.23%	23,773	211	1.19%
Time certificates of deposit in denominations of $100,000 or more	789,478	31,284	5.28%	678,061	25,399	4.99%
Other time deposits	151,310	5,602	4.94%	153,336	5,137	4.47%
Total interest-bearing deposits	1,425,960	52,369	4.90%	1,223,160	41,743	4.55%
Other borrowings	91,334	4,427	6.46%	107,937	4,579	5.66%
Total interest-bearing liabilities	1,517,294	56,796	4.99%	1,331,097	46,322	4.64%
Non-interest-bearing deposits	316,752			307,470
Total deposits and other borrowings	1,834,046			1,638,567
Other liabilities	26,003			23,746
Shareholders’ equity	161,367			128,346
Total liabilities and shareholders’ equity	$2,021,416			$1,790,659
Net interest income		$60,882			$56,820
Net interest spread[2]			3.36%			3.65%
Net interest margin[3]			4.32%			4.57%

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,757,000 and $1,561,000 for the quarters ended September 30, 2007 and 2006, respectively, and approximately $5,281,000 and $4,663,000 for the nine months ended September 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.
2 Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
3 Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). All yields were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended September 30, 2007 vs. 2006 Increase (Decrease) Due to Change In			Nine Months Ended September 30, 2007 vs. 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans[1]	$4,653	$(1,555)	$3,098	$16,344	$(2,037)	$14,307
Securities of U.S. government agencies	(33)	300	267	(168)	835	667
Other investment securities	56	17	73	268	40	308
Overnight Investments	(437)	9	(428)	(1,069)	339	(730)
Interest-earning deposits	(5)	-	(5)	(16)	-	(16)
Total interest income	4,234	(1,229)	3,005	15,359	(823)	14,536

Interest expense:
Money market deposits	$1,131	$266	$1,397	$2,905	$1,083	$3,988
Super NOW deposits	5	-	5	5	2	7
Savings deposits	16	75	91	59	222	281
Time certificates of deposit in denominations of $100,000 or more	715	(91)	624	4,352	1,533	5,885
Other time deposits	(240)	41	(199)	(69)	534	465
Other borrowings	196	56	252	(756)	604	(152)
Total interest expense	1,823	347	2,170	6,496	3,978	10,474
Change in net interest income	$2,411	$(1,576)	$835	$8,863	$(4,801)	$4,062

Provision for Loan Losses

Due to the credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to reserve for off-balance sheet items, which is presented as a component of other liabilities.

Prior to 2007, our stringent loan underwriting standard and proactive credit follow-up procedures had helped us to successfully curb an increase of the provision for loan losses despite our rapid loan growth. However, our clean-up process of the credit portfolio has increased loan charge-offs in 2007 and we increased and recorded a provision for loan losses of $4.1 million in the third quarter of 2007 as compared to a provision of $2.8 million for the prior year’s same quarter. The provision for loan losses in the first nine months of 2007 was $10.2 million, as compared to $5.1 million in the first nine months of 2006. See “Financial Condition - Allowance for Loan Losses” below for further discussion. Included in such provision was $220,000 and $35,000 provision to the reserve for off-balance-sheet items in the third quarter of 2007 and 2006, respectively, and $1,174,000 and $351,000 provision to the reserve for off-balance-sheet items for the first nine months of 2007 and 2006, respectively. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,757,000 and $1,561,000 for the quarters ended September 30, 2007 and 2006, respectively, and approximately $5,281,000 and $4,663,000 for the nine months ended September 30, 2007 and 2006, respectively. Net loans are net of the allowance for loan losses, unearned income and related direct costs.

Non-interest Income

Total non-interest income decreased by 28.5% to $5.2 million in the third quarter of 2007 as compared with $7.3 million for the prior year’s same quarter, due mainly to the decrease of gain on sale of loans. Non-interest income as a percentage of average assets also decreased to 0.25% for the third quarter of 2007 from 0.40% for the prior year’s same period. For the first nine months of 2007, total non-interest income decreased by 15.1% to $16.7 million as compared with $19.7 million in the same period of 2006, and such nine-month non-interest income of 2007 and 2006 represent 0.83% and 1.11% of average assets, respectively. We currently earn non-interest income from various sources, including an income stream provided by bank-owned life insurance (“BOLI”) in the form of an increase in cash surrender value.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in thousands)

For Three Months Ended September 30,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,398	45.9%	$2,545	34.8%
Gain on sale of loans	1,584	30.3%	3,455	47.3%
Loan-related servicing income	478	9.1%	538	7.4%
Loan referral fee income	-	0.0%	22	0.3%
SBA loan packaging fee	29	0.6%	112	1.5%
Income from other earning assets	293	5.6%	268	3.7%
Other income	446	8.5%	368	5.0%
Total	$5,228	100.0%	$7,308	100.0%
Average assets	$2,075,790		$1,893,185
Non-interest income as a % of average assets		0.25%		0.39%

For Nine Months Ended September 30,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$7,189	43.0%	$7,141	36.3%
Gain on sale of loans	5,727	34.3%	8,860	45.1%
Loan-related servicing income	1,169	7.0%	1,431	7.3%
Loan referral fee income	-	0.0%	70	0.4%
SBA loan packaging fee	65	0.4%	346	1.8%
Income from other earning assets	846	5.1%	765	3.9%
Other income	1,698	10.2%	1,039	5.2%
Total	$16,694	100.0%	$19,652	100.0%
Average assets	$2,021,416		$1,790,659
Non-interest income as a % of average assets		0.83%		1.10%

Our largest source of non-interest income in 2007 has been the service charge income on deposit accounts, which generally increases as our number of transactional accounts increases. However, they decreased to $2.4 million in the third quarter of 2007 as compared to $2.5 million in the third quarter of 2006 due mainly to the increase in waiving of service charges resulting from higher competition for deposit customers. In the first nine months of 2007, this income source increased slightly to $7.2 million as compared to $7.1 million for the prior year’s same period which was mainly caused by an increase in the number of transactional accounts. We constantly review service charge rates and the managers’ authority to waive them to maximize service charge income while maintaining a competitive position.

Our second largest source of non-interest income for the third quarter of 2007 was the gain on the sale of loans, which decreased to $1.6 million and $5.7 million in the third quarter and the first nine months of 2007 from $3.5 million and $8.9 million, respectively, for the prior year’s same periods. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the portion of SBA loans guaranteed under the SBA 7(a) program in government securities secondary markets and retain servicing rights. Although our expanded SBA marketing network continues to increase our overall SBA loan production levels, the gain on sale of the guaranteed SBA loans decreased to $1.6 million and $5.0 million in the third quarter and the first nine months of 2007, as compared with $2.1 million and $7.4 million, respectively, for the prior year’s same periods. This decrease was mainly due to the lowered sales premium on SBA loans caused by the faster prepayments of SBA loans. The average sales premium we received in the first nine months of 2007 was 7.04%, as compared with 8.12% for the prior year’s same period. We also recognize gains from the sale of residential mortgage loans and such sales gain decreased in 2007 due to the slow-down of the residential mortgage market. Mainly for credit risk management purposes, we sometimes sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable source of non-interest income. These gains were none and $601,000, respectively, in the third quarter and the first nine months of 2007 as compared with $1.3 million and $1.3 million, respectively, in the prior year’s same periods.

The third largest source of non-interest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased in the past. However, in the third quarter and first nine months of 2007, it decreased to $478,000 and $1.2 million, respectively, as compared with $538,000 and $1.4 million for the prior year’s same periods. Such decrease was mainly caused by the significant reduction in servicing rights on sold SBA loans which were paid off before their maturities in 2007. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights that we capitalize upon sale of the related loans. Such servicing rights are also charged against the fee income account when the sold loans are paid off before the related servicing rights are fully amortized. For the first nine months of 2007, $1.4 million of servicing assets were charged back to this income account by the early pay-offs as compared to $1.1 million for the prior year’s same period.

Income from other earning assets represents income from earning assets other than interest-earning assets, such as dividend income on FHLB stock ownership and increases in cash surrender value of BOLI. For the third quarter and the first nine months of 2007, it increased to $293,000 and $846,000, respectively, as compared with $268,000 and $765,000, respectively, for the prior year’s same periods. These increases were primarily attributable to the increased acquisition of FHLB stock as required by the new Capital Plan of the Federal Home Loan Bank of San Francisco that went into effect on April 1, 2004.

Non-interest income, other than the categories specifically addressed above, represents income from miscellaneous sources, such as SBA loan packaging fees and checkbook sales income, and generally increases as our business activities grow. For the third quarter and the first nine months of 2007, this miscellaneous income amounted to $475,000 and $1.8 million, respectively, as compared with $502,000 and $1.5 million, respectively, for the prior year’s same periods, due mainly to the appreciation of intangible assets. We recognized $333,000 as other income for the net increase of fair value on servicing assets/liabilities, which are recorded at fair value in accordance with SFAS No. 156, which became effective on January 1, 2007.

Non-interest Expense

Total non-interest expense was $11.0 million in the third quarter of 2007 as compared with $10.5 million in the third quarter of 2006, and increased by 4.9% to $32.2 million in the first nine months of 2007 from $30.0 million in the prior year’s same period. Our continuing efforts to optimize our operating expenses, however, have decreased the ratio of non-interest expense as a percentage of average assets to 0.53% and 1.59% for the third quarter and the first nine months of 2007 as compared with 0.56% and 1.68%, respectively, for the prior year’s same periods. We believe that our efforts in cost-cutting and revenue diversification have improved our operational efficiency. We maintained our efficiency ratio (the ratio of non-interest expense to the sum of net interest income before provision for loan losses and total non-interest income) at relatively low levels of 42.2% and 41.5% in the third quarter and the first nine months of 2007, respectively, as compared with 38.4% and 39.3%, respectively, in the prior year’s same periods.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in thousands)

For the Quarter Ended September 30,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$5,827	52.7%	$6,327	60.1%
Occupancy and equipment	1,317	11.9%	1,257	11.9%
Data processing	817	7.4%	675	6.4%
Loan referral fee	371	3.4%	327	3.1%
Professional fees	391	3.5%	343	3.3%
Directors’ fees	146	1.3%	148	1.4%
Office supplies	150	1.4%	171	1.6%
Other real estate owned	-	0.0%	1	0.0%
Advertising	255	2.3%	401	3.8%
Communications	119	1.1%	107	1.0%
Deposit insurance premium	276	2.5%	48	0.4%
Outsourced service for customer	492	4.5%	301	2.9%
Amortization of intangibles	75	0.7%	75	0.7%
Investor relation expenses	55	0.5%	60	0.6%
Other operating	756	6.8%	293	2.8%
Total	$11,047	100.0%	$10,535	100.0%
Average assets	$2,075,790		$1,893,185
Non-interest expenses as a % of average assets		0.53%		0.56%

For the Nine Months Ended September 30,	2007		2006
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$17,228	53.6%	$17,548	58.5%
Occupancy and equipment	3,887	12.1%	3,225	10.7%
Data processing	2,327	7.2%	1,830	6.1%
Loan referral fee	1,221	3.8%	1,270	4.2%
Professional fees	970	3.0%	835	2.8%
Directors’ fees	419	1.3%	394	1.3%
Office supplies	470	1.5%	482	1.6%
Other real estate owned	-	0.0%	13	0.0%
Advertising and promotional expenses	653	2.0%	959	3.2%
Communications	354	1.1%	340	1.1%
Deposit insurance premium	648	2.0%	138	0.5%
Outsourced service for customer	1,315	4.1%	932	3.1%
Amortization of intangibles	223	0.7%	110	0.4%
Investor relation expenses	239	0.7%	170	0.6%
Other operating	2,201	6.9%	1,769	5.9%
Total	$32,155	100.0%	$30,016	100.0%
Average assets	$2,021,416		$1,790,659
Non-interest expenses as a % of average assets		1.59%		1.68%

Salaries and employee benefits usually represent more than half of our total non-interest expenses. For the three months and nine months ended September 30, 2007, salaries and employee benefits totaled $5.8 million and $17.2 million, respectively, as compared with $6.3 million and $17.5 million for the prior year’s same periods, representing a decrease of 7.9% and 1.8%, respectively, from the prior year’s comparable periods. Such decreases were the result of lower profit sharing in the form of bonuses normally paid out to employees based on the Company’s overall performance. With the growth of our business, especially the opening of the new Fort Lee, New Jersey branch in July, the number of full-time equivalent employees increased to 358 as of September 30, 2007 from 326 as of September 30, 2006. Our efforts to promote efficient operations maintained assets per employee of $5.9 million at both September 30, 2007 and 2006.

Primarily due to the expansion of our branch network, including the Fort Lee branch opening, occupancy and equipment expenses as a percentage of total non-interest expenses increased to approximately 12.0% in the first nine months of 2007 from approximately 10.7% in the prior year’s same period. Such expenses totaled $1.3 million and $3.9 million, respectively, for the third quarter and first nine months of 2007, as compared with $1.3 million and $3.2 million for the prior year’s same periods.

Data processing expenses increased to $817,000 and $2.3 million, respectively, for the third quarter and the first nine months of 2007, as compared with $675,000 and $1.8 million for the prior year’s same periods. These increases correspond to the overall growth of our business.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level since most SBA loans are referred by brokers. These referral fees increased to $371,000 in the third quarter of 2007 from $327,000 from the prior year’s same quarter, but decreased slightly to $1.2 million in the first nine months of 2007 from $1.3 million from the prior year’s same period.

Professional fees generally increase as we grow. Professional fees increased to $391,000 and $970,000, respectively, in the third quarter and first nine months of 2007 as compared with $343,000 and $835,000, respectively, for the prior year’s same periods. We expect these expenditures will continue to be significant as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states in which we recently commenced business operations.

Advertising and promotional expenses decreased somewhat to $255,000 and $653,000 in the third quarter and the first nine months of 2007, respectively, as compared with $401,000 and $959,000 for the prior year’s same periods. These decreases can be attributed to the reduction of initial marketing activities incurred upon the initiation of our New York area operations in the first nine months of 2006.

Deposit insurance premium expense increased to $276,000 and $648,000 in the third quarter and first nine months of 2007, respectively, as compared with $48,000 and $138,000 from the prior year’s same periods. Such increases was caused by the assessment related changes implemented as a result of the Federal Deposit Insurance Reform Act of 2005, beginning January 1, 2007.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, such as escrow accounts and brokerage accounts, these expenses increased to $492,000 and $1,315,000 in the third quarter and the first nine months of 2007, respectively, as compared with $301,000 and $932,000, respectively, for the prior year’s same periods.

Investor relations expenses represent costs for providing services to our existing and prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. Mainly due to our expanded activities, these expenses amounted to $55,000 and $239,000, respectively, in the third quarter and the first nine months of 2007, as compared with $60,000 and $170,000, respectively, for the prior year’s same periods.

Non-interest expenses other than the categories specifically addressed above, such as office supplies and FDIC assessments, generally increase as our overall business grows. These miscellaneous expenses increased to $1.2 million and $3.7 million, respectively, in the third quarter and the first nine months of 2007, as compared with $795,000 million and $3.1 million, respectively, for the prior year’s same periods. These increase were mainly caused by the fact that we recognized more operational losses and more amortization expenses of intangibles acquired in the second quarter of 2006 upon the acquisition of Liberty Bank of New York.

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

Provision for Income Taxes

For the quarter ended September 30, 2007, we made a provision for income taxes of $4.4 million on pretax net income of $11.0 million, representing an effective tax rate of 39.7%, as compared with a provision for income taxes of $5.3 million on pretax net income of $14.1 million, representing an effective tax rate of 37.4%, for the same quarter of 2006. The effective tax rates in the third quarter of 2006 were slightly lower, due mainly to the change in estimate of the 2005 tax liability. We filed our 2005 income tax returns in the third quarter of 2006 and the actual income tax liability on the 2005 return decreased by approximately $400,000 from the provision we recognized in 2005. For the first nine months of 2007, we made a provision for income taxes of $13.9 million on pretax net income of $35.2 million, representing an effective tax rate of 39.5%, as compared with a provision for income taxes of $16.3 million on pretax net income of $41.4 million, representing an effective tax rate of 39.5%, for the same period of 2006.

Our effective tax rates were one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds (see “Financial Condition -- Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At September 30, 2007 and December 31, 2006, we had net deferred tax assets of $9.4 million and $9.7 million, respectively.

We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale reported at their outstanding principal balances, net of any unearned income which is unamortized deferred fees, costs, premiums, and discounts. Total loans net of unearned income increased by $164.1 million, or 10.5%, to $1.72 billion at September 30, 2007, as compared with $1.56 billion at December 31, 2006. Total loans net of unearned income as a percentage of total assets as of September 30, 2007 and December 31, 2006 were 82.1% and 77.7%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(Dollars in Thousands)
	September 30, 2007	December 31, 2006
Construction	$61,167	$46,285
Real estate secured	1,322,371	1,183,030
Commercial and industrial	302,679	278,165
Consumer	38,408	53,059
Total loans	$1,724,625	$1,560,539
Participation loans sold and serviced by the Company	$333,964	$336,652
Construction	3.50%	3.00%
Real estate secured	76.70%	75.80%
Commercial and industrial	17.60%	17.80%
Consumer	2.20%	3.40%
Total loans	100.00%	100.00%

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.32 billion and $1.18 billion as of September 30, 2007 and December 31, 2006, respectively. The real estate secured loans as a percentage of total loans were 76.7% and 75.8% at September 30, 2007 and December 31, 2006, respectively. Since 2003, we have been actively involved in residential mortgage lending. We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding was $40.6 million at December 31, 2006 and $37.0 million at September 30, 2007, and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest-only mortgages and option adjustable rate mortgages at September 30, 2007 were $3.8 million and $1.1 million, respectively, inclusive of loans held temporarily for sale or refinancing, as compared with $4.6 million and $1.1 million, respectively, at December 31, 2006.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans at September 30, 2007 increased to $302.7 million, as compared with $278.2 million at December 31, 2006. However, commercial and industrial loans as a percentage of total loans decreased slightly to 17.6% at September 30, 2007, from 17.8% at December 31, 2006. Increasing commercial and industrial loans is a part of our marketing strategy to target relationship-based accounts, such as unsecured business and commercial loans.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we formerly provided as a service only to existing customers. With our target marketing since 2003, consumer loans continued to increase to $53.1 million at December 31, 2006, but we subsequently slowed down the auto loan financing for credit risk management purposes. As a result, this portfolio decreased to $38.4 million at September 30, 2007. Management anticipates further increases in other types of consumer loans going forward, although no assurance can be given that this increase will occur.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. Since then, construction loans increased to $46.3 million at the end of 2006, and increased to $61.2 million at the end of the third quarter of 2007, representing 3.5% of total loans. We expect to expand our construction lending activities with this specialized capacity.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2007. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $15.9 million, and includes unearned income and deferred fees totaling $7.4 million at September 30, 2007:

Loan Maturities and Repricing Schedule

	At September 30, 2007
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$61,167	$-	$-	$61,167
Real estate secured	832,039	419,842	60,905	1,312,786
Commercial and industrial	289,723	10,415	3,738	303,876
Consumer	22,882	15,400	-	38,282
Total loans, net of non-accrual loans	$1,205,811	$445,657	$64,643	$1,716,111
Loans with variable (floating) interest rates	$1,145,521	$24,610	$-	$1,170,131
Loans with predetermined (fixed) interest rates	$60,290	$421,047	$64,643	$545,980

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices. We employ stricter guidelines regarding the use of collateral located in less familiar market areas.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, and other non-performing assets, or other NPAs. NPLs are reported at their outstanding principal balances, net of any portion guaranteed by U.S. government and consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, Other NPAs consist of properties, mainly other real estate owned (OREO) and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by the U.S. Government):

Non-performing Assets
(Dollars in Thousands)

	September 30, 2007	December 31, 2006	September 30, 2006

Nonaccrual loans: [1]
Real estate secured	$6,014	$2,530	$3,122
Commercial and industrial	2,037	2,342	2,058
Consumer	126	930	580
Total	8,177	5,802	5,760
Loans 90 days or more past due (as to principal or interest) and still accruing:
Construction	-	-	-
Real estate secured	-	209	761
Commercial and industrial	5	838	520
Consumer	130	-	56
Total	135	1,047	1,337
Restructured loans: [2]
Real estate secured	-	-	-
Commercial and industrial	-	-	-
Consumer	-	-	-
Total	-	-	-
Total non-performing loans (“NPLs”)	8,312	6,849	7,097
Repossessed vehicles	58	95	-
Other real estate owned (“OREO”)	612	138	242
Total non-performing assets (“NPAs”)	$8,982	$7,082	$7,339

NPLs as a % of total loans	0.48%	0.44%	0.47%
NPAs as a % of total loans, OREO, and repossessed vehicles	0.45%	0.49%	0.52%
Allowance for loan losses as a % of NPLs	251.48%	272.38%	259.51%

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

1 During the three months ended September 30, 2007 and 2006, no interest income related to these loans was included in net income. Additional interest income of approximately $1.6 million would have been recorded during the three months ended September 30, 2007 if these loans had been paid in accordance with their original terms and had been outstanding throughout the three months ended September 30, 2007 or, if not outstanding throughout the three months ended September 30, 2007, since origination.
2 A “restructured loan” is defined as a loan in which the terms were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. However, the general economic condition of the United States as well as the local economies in which we do business has shown a slowdown as the housing sector cooled since 2006. This transition of the economy affected our borrowers’ strength and four large loans placed in non-accrual status in the aggregate amount of $13.1 million increased our non-performing loans to $20.3 million, or 1.25% of loans as of March 31, 2007. Most of them were paid-off or brought current as planned during the second quarter of 2007 and, by the end of the third quarter of 2007, we successfully decreased the level of NPLs to $8.3 million or 0.48% of gross loans which is higher than $6.9 million or 0.44% at December 31, 2006 and $7.1 million or 0.47% at September 30, 2006.

The relatively low level of NPLs and delinquent loans supports management’s belief that the increase of non-performing loans in the beginning of 2007 did not reflect a trend nor the overall quality of our loan portfolio considering the fact that total delinquent loans over 30 days, net of the portion guaranteed by the U.S. government, were insignificant as of September 30, 2007. Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of September 30, 2007. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of September 30, 2007, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

In the third quarter of 2007, we foreclosed a commercial property in the amount of $612,000 and therefore our other NPAs at September 30, 2007 increased to $670,000 together with a few repossessed vehicles as compared with $233,000 at the end of 2006, which consisted of one OREO which was sold at a small loss in January 2007 and a few repossessed vehicles. At September 30, 2006, we had two OREO in other NPAs, in an amount of $242,000, which were subsequently sold without significant losses. Together with other NPAs, the ratio of NPAs as a percentage of total loans and other NPAs increased to 0.52% at September 30, 2007, as compared with 0.45% at December 31, 2006 and 0.49% at September 30, 2006.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit. Charges made for our outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities

In order to keep pace with the increase of loan charge-offs and the growth of our loan portfolio, we increased our allowance for loan losses to $20.9 million at September 30, 2007, representing an increase of 12.1%, or $2.2 million from $18.7 million at the end of 2006 and an increase of 13.5% or $2.5 million from $18.5 million at September 30, 2006. With the increase of our non-performing loans, our allowance requirements have increased and we have maintained the ratio of allowance for loan losses to total loans slightly over 1.20% since the third quarter-end of 2006, a bit higher than the 1.1% retained prior to the third quarter of 2006. Management believes that the current ratio of 1.21% is in line with our peer group average and adequate for our loan portfolio because the level of total NPLs as of September 30, 2007 was relatively low at 0.48% of total loans.

With the economic transition addressed in “Non-performing Assets” above, the net charge-offs in the third quarter and first nine months of 2007 increased to $2.4 million and $6.8 million, respectively, compared to $706,000 and $892,000, respectively, in the same periods of 2006. Such increases were mainly caused by charge-offs of one large commercial loan in the amount of $3.1 million and $1.4 million consumer loan charge-offs, the majority of which were written-off in the first quarter of 2007 for automobile loans, including automobile inventory financing, extended in connection with two used car dealers who closed down their businesses in 2006. The net charge-offs represent 0.14% and 0.42% of average total loans in the third quarter and first nine months of 2007, respectively. The rise in loan charge-offs in the recent period and the growth of our loan portfolio has required more provision for loan losses. The provision for loan losses is discussed in the section entitled “Results of Operations - Provision for Loan Losses”, above.

As of September 30, 2007 and December 31, 2006, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances as follows:

Phase of Methodology	As of: September 30, 2007	As of: December 31, 2006
Specific review of individual loans	$2,347,998	$1,779,560
Review of pools of loans with similar characteristics	14,842,835	13,424,657
Quantitative reserve for loan pools with various risk factors	3,711,219	3,449,865
Total allowance for loan losses	$20,902,052	$18,654,082

The table below summarizes for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in thousands)
Balance as of	September 30, 2007			December 31, 2006
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$581	$61,167	0.95%	$352	$46,285	0.76%
Real estate secured	$13,370	$1,322,371	1.01%	$9,933	$1,183,030	0.84%
Commercial and industrial	$6,215	$302,679	2.05%	$7,164	$278,165	2.58%
Consumer	$736	$38,408	1.92%	$1,205	$53,059	2.27%
Total Allowance	$20,902	$1,724,625	1.21%	$18,654	$1,560,539	1.20%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses
(Dollars in Thousands)

As of and for the period of	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Balances:
Average total loans outstanding during period	$1,687,978	$1,477,773	$1,632,483	$1,384,858
Total loans (net of unearned income)	1,724,625	1,509,883	1,724,625	1,509,883
Allowance for loan losses:
Balances at beginning of period	19,378	16,358	18,654	13,999
Actual charge-offs:
Real estate secured	99	131	262	138
Commercial and industrial	2,131	321	5,383	669
Consumer	251	263	1,370	382
Total charge-offs	2,481	715	7,015	1,189
Recoveries on loans previously charged off:
Real estate secured	-	-	-	145
Commercial and industrial	2	8	18	146
Consumer	123	1	189	5
Total recoveries	125	9	207	297
Net charge-offs (recoveries)	2,356	706	6,808	892
Allowance for loan losses acquired in LBNY acquisition	-	-	-	601
Provision for loan losses	4,100	2,800	10,230	5,060
Less: Provision for losses in off-balance sheet items	220	35	1,174	351
Balances at end of period	$20,902	$18,417	$20,902	$18,417
Ratios:
Net loan charge-offs to average total loans	0.14%	0.05%	0.42%	0.06%
Allowance for loan losses to total loans at period-end	1.21%	1.22%	1.21%	1.22%
Net loan charge-offs to allowance for loan losses	11.27%	3.84%	32.57%	4.85%
Net loan charge-offs to provision for loan losses	57.46%	25.24%	66.55%	17.64%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2007:

(Dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$70,402	$-	$-	$-	$70,402
Junior subordinated debentures	5,721	7,871	3,194	87,321	104,107
Operating leases	2,881	4,722	2,604	3,375	13,582
Time deposits	919,976	2,089	-	10	922,075
Total	$998,980	$14,682	$5,798	$90,706	$1,110,166

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2007 and December 31, 2006, we had commitments to extend credit of $293.7 million and $141.2 million, respectively. Obligations under standby letters of credit were $9.6 million and $9.5 million at September 30, 2007 and December 31, 2006, respectively, and our obligations under commercial letters of credit were $13.0 million and $14.8 million at such dates, respectively. The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2007 and December 31, 2006, we had $20.5 million and $130.0 million, respectively, in federal funds sold and repurchase agreements, and in interest-bearing deposits in other financial institutions.

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

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(Dollars in Thousands)

	As of September 30, 2007		As of December 31, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$11,000	$10,971	$14,000	$13,845
Collateralized mortgage obligation.	170	155	196	181
Municipal securities	220	219	425	419

Available for Sale:
Securities of government sponsored enterprises	106,877	107,115	87,809	87,511
Mortgage backed securities	16,145	16,125	21,033	20,917
Collateralized mortgage obligation	47,466	47,126	38,650	38,260
Corporate securities	17,396	17,326	13,445	13,387
Municipal securities	7,725	7,641	7,725	7,763

Total investment securities	$206,999	$206,678	$183,283	$182,283

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at September 30, 2007:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$4,000	5.11%	$5,000	4.62%	2,000	4.46%	$-	-	$11,000	4.77%
Mortgage backed securities	-	-	170	3.98%	-	-	-	-	170	3.98%
Municipal securities	220	4.18%	-	-	-	-	-	-	220	4.18%

Available-for-sale:
Securities of government sponsored enterprises	17,000	4.91%	90,115	5.32%	-	-	-	-	107,115	5.26%
Mortgage backed securities	11,363	5.16%	2,857	4.74%	799	5.57%	1,106	6.03%	16,125	5.16%
Collateralized mortgage obligation	4,398	5.23%	42,728	5.22%	-	-	-	-	47,126	5.22%
Corporate securities	5,336	4.33%	10,032	5.48%	1,958	4.46%	-	-	17,326	5.01%
Municipal securities	399	7.14%	-	-	2,241	3.72%	5,001	4.06%	7,641	4.12%
Total investment securities	$42,716	4.97%	$150,902	5.27%	$6,998	4.35%	$6,107	4.42%	$206,723	5.15%

Our investment securities holdings increased by $24.3 million, or 13.3%, to $206.7 million at September 30, 2007, compared to holdings of $182.5 million at December 31, 2006. Total investment securities as a percentage of total assets were 9.8% and 9.1% at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, investment securities having a carrying value of $182.4 million were pledged to secure certain deposits.

As of September 30, 2007, held-to-maturity securities, which are carried at their amortized costs, decreased to $11.4 million from $14.6 million at December 31, 2006. However, available-for-sale securities, which are stated at their fair market values, increased to $195.3 million at September 30, 2007 from $167.8 million at December 31, 2006. Such increase reflects our strategy for improving our liquidity level using available-for-sale securities, in addition to immediately available funds, the majority of which are maintained in the form of overnight investments.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007 and December 31, 2006:

As of September 30, 2007	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$-	$-	$14,925	$(74)	$14,925	$(74)
Collateralized mortgage obligation	14,085	(31)	11,955	(362)	26,040	(393)
Mortgage backed securities	4,551	(21)	3,766	(49)	8,317	(70)
Corporate securities	10,250	(59)	1,958	(41)	12,208	(100)
Municipal securities	2,247	(43)	3,564	(65)	5,811	(108)
	$31,133	$(154)	$36,168	$(591)	$67,301	$(745)

As of December 31, 2006	(Dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of governmentsponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligation	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Corporate securities	-	-	2,929	(68)	2,929	(68)
Municipal securities	-	-	3,802	(34)	3,802	(34)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

As of September 30, 2007, the total unrealized losses less than 12 months old were $154,000, and total unrealized losses more than 12 months old were $591,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.1 million at September 30, 2007, and those with unrealized losses more than 12 months old were $36.2 million. As of December 31, 2006, the total unrealized losses less than 12 months old were $60,000 and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.8 million at December 31, 2006, and those with unrealized losses more than 12 months old were $99.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2007, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

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

In 2003, we invested in two low-income housing tax credit funds, or LIHTCFs, to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest an additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions.

The balances of other earning assets as of September 30, 2007 and December 31, 2006 were as follows:

Type	Balance as of September 30, 2007	Balance as of December 31, 2006
BOLI	$16,079,335	$15,636,000
LIHTCF	5,383,955	4,206,000
Federal Home Loan Bank Stock	8,582,100	7,542,000

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at September 30, 2007 and December 31, 2006 were both $1.75 billion.

Since 2006, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts. Therefore, our reliance on time deposits to fund our lending continued to increase in 2006. In the fourth quarter of 2006, we implemented a new strategy to moderate balance sheet growth and initiated a deposit campaign to increase non-time deposits and improve our funding cost. This campaign increased our non-time deposits by $75.0 million in the first nine months of 2007 while decreasing time deposits by $78.8 million in the same period. Our average cost of interest-bearing liabilities was slightly lowered to 5.01% in the third quarter of 2007 from 5.03% in the last quarter of 2006 after rising in each quarter of 2006. We believe that our regional diversification into the Texas and New York/New Jersey markets will also help reduce our time deposit reliance level going forward.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter and the first nine months of 2007 increased to 5.27% and 5.28%, respectively, as compared with 5.32% and 4.99%, respectively, for the same periods in the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(Dollars in Thousands)

For the quarters ended:	September 30, 2007		December 31, 2006		September 30, 2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$322,865		$317,630		$322,910
Money market	474,122	4.62%	385,823	4.50%	375,030	4.35%
Super NOW	22,317	1.26%	19,719	1.16%	20,550	1.26%
Savings	29,790	2.50%	29,007	1.66%	25,856	1.47%
Time certificates of deposit in denominations of $100,000 or more	780,463	5.27%	791,800	5.40%	726,287	5.32%
Other time deposit	142,877	4.92%	162,876	4.90%	162,464	4.81%
Total deposits	$1,772,434	4.01%	$1,706,855	4.03%	$1,633,097	3.88%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2007 were as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2007
(Dollars in Thousands)

Three months or less	$392,101
Over three months through six months	211,434
Over six months through twelve months	150,391
Over twelve months	1,233
Total	$755,159

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at September 30, 2007 and December 31, 2006.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have reduced these deposits to $2.1 million at September 30, 2007 from $6.3 million at December 31, 2006 in order to limit our reliance on non-core funding sources. Most of the brokered deposits will mature within one year. Since brokered deposits are generally less stable forms of deposits, we closely monitor growth from this non-core funding source.

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

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

	September 30, 2007	December 31, 2006
Balance at quarter-end	$70,000	$20,000
Average balance during the quarter	$22,174	$20,000
Maximum amount outstanding at any month-end	$70,000	$20,000
Average interest rate during the quarter	4.16%	3.68%
Average interest rate at quarter-end	4.43%	3.68%

Junior Subordinated Debentures; Trust Preferred Securities

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77,321,000 of Junior Subordinated Debentures in connection with a $75,000,000 trust preferred securities issuance by statutory trusts wholly owned by the Company.

2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 8.30% at September 30, 2007, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The Bank may redeem the 2002 debenture in whole or in part prior to maturity on or after December 26, 2007.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for Company level capital purposes under current FRB capital guidelines.

2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 8.54% at September 30, 2007, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 7.48% at September 30, 2007, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after March 17, 2010.

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

July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In July 2007, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust IV, which issued $25 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the “July 2007 debenture”) in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV’s July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 7.07% at September 30, 2007, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on July 10, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part prior to maturity on or after July 10, 2012.

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

Under the final rule, as of September 30, 2007, Wilshire Bancorp would have been able to count $56.0 million of total trust preferred securities as Tier 1 capital, leaving $19.0 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at September 30, 2007 and December 31, 2006 totaled approximately $309.9 million and $378.6 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 14.8% and 18.8% at September 30, 2007 and December 31, 2006, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and low cost, we limit our use to 50% of borrowing capacity, as such borrowing does not qualify as core funds. As of September 30, 2007, our borrowing capacity from the FHLB was about $450.8 million and the outstanding balance was $70 million, or approximately 15.5% of our borrowing capacity. As of September 30, 2007, we also maintained a guideline to purchase up to $25 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

As of September 30, 2007, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Company as of:
	Capitalized Standards	Capitalized Standards	September 30, 2007	December 31, 2006	September 30, 2006
Total capital to risk-weighted assets	10%	8%	15.06%	13.63%	13.66%
Tier I capital to risk-weighted assets	6%	4%	12.18%	11.81%	11.60%
Tier I capital to adjusted average assets	5%	4%	10.41%	9.79%	9.59%

Wilshire State Bank	Regulatory Well-	Regulatory Adequately-	Actual ratios for the Bank as of:
	Capitalized Standards	Capitalized Standards	September 30, 2007	December 31, 2006	September 30, 2006
Total capital to risk-weighted assets	10%	8%	13.84%	13.51%	13.33%
Tier I capital to risk-weighted assets	6%	4%	12.03%	11.68%	11.44%
Tier I capital to adjusted average assets	5%	4%	10.29%	9.69%	9.46%

At September 30, 2007, total shareholders’ equity increased by $18.5 million, after declaring cash dividends of $4.4 million and netting the treasury shares the Company owned, to $168.1 million from $149.6 million at December 31, 2006. Such additional capital was primarily derived from internally generated operating income ($21.3 million). Our equity also increased by the share-based compensation, cumulative effects in change of accounting principles, and other comprehensive income. In the third quarter of 2007, the Company adopted the 2007 stock repurchase program which permits the repurchase of up to $10 million worth of shares of the Company’s common stock from time to time until July 31, 2008 and bought back 39,625 shares of the Company and owned them as treasury stock in the amount of $410,000 at September 30, 2007.

For the regulatory capital ratio computation purpose, the Junior Subordinated Debentures of $87.3 million, which consists of $10 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75 million trust preferred securities, were taken into consideration. At December 31, 2006 before the issuance the July 2007 debentures, Wilshire Bancorp accounted for $50.0 million of such securities as Tier 1 capital and $10.0 million as Tier 2 capital. With the issuance of July 2007 debentures in the third quarter of 2007, the portion qualified for Tier 1 capital increased to $56 million and the portion for Tier 2 increased to $29.0 million. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

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

The significant balance of non-interest-bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest-bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At September 30, 2007, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 16.1% of average interest-earning assets). We do not anticipate a major change in our net interest margin as we expect such repricing gap, if occurring, to be eliminated within a year.

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

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario. The ALM policy prescribes that for the worst possible rate-change scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 3.87% positive gap for the three-month timeframe and 17.89% cumulative positive gap for a whole portfolios. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2007
	Amounts Subject to Repricing Within

Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,158,605	$47,206	$445,657	$64,643	$1,716,111
Investment securities	13,873	28,843	150,902	13,105	206,723
Federal funds sold and cash equivalents agreement to resell	20,004	-	-	-	20,004
Interest-earning deposits	-	-	-	-	-
Total	$1,192,482	$76,049	$596,559	$77,748	$1,942,838

Interest-bearing liabilities:
Savings deposits	30,647	-	-	-	30,647
Time deposits of $100,000 or more	392,100	361,826	1,233	-	755,159
Other time deposits	58,308	80,019	742	5	139,074
Other interest-bearing deposits	514,831	-	-	-	514,831
Other borrowings demand deposits	50,000	20,000	-	-	70,000
Subordinate Debentures	$71,857	-	15,464	-	87,321
Total	$1,117,743	$461,845	$17,439	$5	$1,597,032

Interest rate sensitivity gap	$74,739	($ 385,796)	$579,120	$77,743	$345,806
Cumulative interest rate sensitivity gap	$74,739	($ 311,057)	$268,063	$345,806
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	3.87%	-16.10%	13.87%	17.89%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2007. All assets presented in this table are held-to-maturity or available-for-sale. At September 30, 2007, we had no trading securities:

(Dollars in Thousands)

Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	97,755	5.7%	266,433	4.8%
+100	95,361	3.1%	262,334	3.2%
0	92,453	-	254,298	-
-100	88,090	-4.7%	238,140	-6.4%
-200	82,395	-10.9%	214,472	-15.7%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of these types of transactions.

Item 4.	Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

1 Excludes the gross amount of non-accrual loans of approximately $15.9 million at September 30, 2007.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008. As of September 30, 2007, 39,625 shares have been repurchased under this program in open-market transactions amounting to $410,000. Detail for the share repurchase transactions conducted during the third quarter of 2007 appears below.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares (or units) that may yet be purchased under the plans or programs
July 1, 2007 - July 31, 2007	-	-	-	-
August 1, 2007 - August 31, 2007	39,625	$10.36	39,625	$9,590,000
September 1, 2007 - September 30, 2007	-	-	-	-
Total	39,625	$10.36	39,625	$9,590,000

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  EXHIBITS

Exhibit Table

Reference Number	Item

4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.

4.13
Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.

4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.

11	Statement Regarding Computation of Net Earnings per Share[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 The information required by this Exhibit is incorporated by reference from Note 3 of the Company’s Financial Statements included herein.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 9, 2007	By:	/s/ Brian E. Cho
Brian E. Cho
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)