Form 10-K
period 2007-12-31
WILSHIRE BANCORP INC
filed 2008-03-17
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $211 million (computed based on the closing sale price of the common stock at $12.18 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 29, 2008 was 29,257,311.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, or the “Report,” the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”) and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as “the Company,” “we,” “us,” “our” or “Wilshire Bancorp”) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report, including the discussion under the section entitled “Risk Factors.”

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

General

Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, or the “Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 20 full-service Bank branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 6 loan production offices, or LPOs, utilized primarily for the origination of loans under our Small Business Administration, or SBA, lending program in Colorado, Georgia, New Jersey, Texas, Virginia, and Washington.

The Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the “FDIA.” Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2007, we had approximately $2.20 billion in assets, $1.81 billion in total loans and $1.76 billion in deposits.

We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by other minority groups. Our branches in Huntington Park and Garden Grove are located in predominantly Hispanic and Vietnamese communities respectively. Our client base reflects the multi-ethnic composition of these communities.

To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language of our customers assists us in tailoring products and services for our customers’ needs.

Available Information

We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations component of our website, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition to our SEC filings, our Code of Professional Conduct and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Expansion

As part of our efforts to achieve stable and long-term profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending products. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services but rather have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

Over the past few years, our network of branches and LPOs has been expanded geographically. We currently maintain 20 branch offices and 6 LPOs. We previously added two branches and expanded into the greater New York City metropolitan area by acquiring Liberty Bank of New York (“Liberty Bank”) in May 2006. In July 2007, we exchanged our Flushing branch in New York with Royal Bank America (“RBA”) for its Fort Lee branch in New Jersey. Immediately subsequent to the branch exchange in July 2007, we opened a new Bayside branch in New York. Hence, the net result of this branch exchange transaction was an addition of a new branch, and an extension of our service into the state of New Jersey. In addition to our expansion into the states of New York and New Jersey, which we generally regard as the “New York/New Jersey area”, we further expanded our banking network within California. In December 2007, we also opened another new branch office, Rancho Hannam, in Rancho Cucamonga, California.

As part of the branch exchange transaction with RBA, we purchased selected fixed assets and assumed selected liabilities of RBA, including a portion of RBA’s time deposits. As consideration, the Bank gave to RBA selected intangible and fixed assets, and selected liabilities, including a portion of time deposits, intangible liabilities, and lease obligations. The amounts involved in the branch exchange transaction were insignificant except for the time deposits exchanged, with both parties transferring deposits in the amount of approximately $6 million. The branch exchange transaction was accounted for as an exchange of assets and liabilities.

In 2008, we expect the New York/New Jersey market to continue to be a critical market for our expansion strategy. We believe the New York/New Jersey Korean-American niche is underserved relative to Los Angeles. According to U.S. Census data, approximately 17% of all Korean-Americans reside in New York or New Jersey, and New York and New Jersey are home to the second and third most Korean-American firms in the United States. We believe our East Coast expansion was successful in 2007. For example, we began our operation in Fort Lee, New Jersey in the third quarter and already have a $31.7 million deposit portfolio in less than six months. Our two other New York branches have also exceeded our expectations in terms of loan and deposit growth, more than doubling since their acquisition. To build on our success, we expect to open our second New Jersey branch in Palisades Park during the third quarter of 2008. In addition, we expect that we will open another Los Angeles branch during the second quarter of 2008.

In contrast to our branch expansion, we have decreased the number of our LPOs. The Palisades Park, New Jersey LPO was opened in July 2007. However, we closed our California and Nevada LPOs in January 2008 and March 2008, respectively. The LPOs were closed as a result of a drop in the loan production levels of those offices. Accordingly, our total number of LPOs decreased from seven to six.

Our expansion plans for 2008 are influenced by the changing conditions in the U.S. economy. The moderate pace of economic growth that occurred during the first half of fiscal 2007 slowed during the second half of fiscal 2007, primarily reflecting the significant and broad-based illiquidity in the residential real estate and credit markets. Concerns about the impact of subprime loans led to a “credit crisis,” wherein the subprime related and broader credit markets declined considerably over the course of the third and fourth quarters of 2007.

During 2008, we plan to closely monitor and review the loan production levels of our LPOs, and to evaluate the need for their continued existence. Also, in response to the credit crisis discussed above, we plan to be cautious about our expansion and opening of new LPOs.

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

•	Small Business Administration Lending Services: Provides loans through the SBA guaranteed lending program.

More detailed information about the financial performance of these business segments can be found in Note 20 of the financial statements included in this Report beginning on page F-1.

Lending Activities

General

Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations and our internal lending limits. Our Bank Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations. We engage in a full complement of lending activities, including:

•	commercial real estate and home mortgage lending,

•	commercial business lending and trade finance,

•	SBA lending, and

•	consumer loans, and

•	construction lending

Loan Procedures

Loan applications may be approved by the Director Loan Committee of our Bank Board of Directors, or by our management or lending officers to the extent of their loan authority. Our Bank Board of Directors authorizes our lending limits. The President, Chief Lending Officer and Chief Credit Administrator of the Bank are responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

We grant individual lending authority to the President, Chief Lending Officer and selected department managers of the Bank. The President has an administrative secured lending authority of $500,000. The next highest secured lending authority of $400,000 is reserved for the Bank’s Chief Lending Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to the Senior Loan Committee of the Bank, which is a five-member committee comprised of the President, Chief Lending Officer, Senior Loan Officer, Chief Credit Administrator, and Chief Operations Administrator, or our Bank Director Loan Committee.

At December 31, 2007, our authorized legal lending limits were $39.0 million for unsecured loans, plus an additional $26.0 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of shareholders’ equity, plus the allowance for loan losses and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s shareholders’ equity plus allowance for loan losses and capital notes and debentures at December 31, 2007 totaled $259.7 million.

We seek to mitigate the risks inherent in our loan portfolio by adhering to our underwriting policies. The review of each loan application includes analysis of the applicant’s prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are generally subject to the same underwriting criteria and approval process as loans made directly by us.

Real Estate Loans and Home Mortgages

We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located, which include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate or another established index. We do, however, offer fixed rate commercial mortgage loans with maturities not to exceed 5 to 7 years. At December 31, 2007, real estate loans constituted approximately 79.9% of our loan portfolio.

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

We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market, but we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding at the end of 2007 and 2006 was $38.0 million and $40.6 million, respectively. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2007 were $2.9 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. These same loan categories were $4.6 million and $1.1 million, respectively, at December 31, 2006.

We consider subprime mortgages to be loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers. As of result, our portfolio currently has 0% subprime exposure.

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

Our portfolio of commercial loans is subject to certain risks, including:

•	a possible downturn of economy in our primary markets,

•	interest rate increases, and

•	deterioration of a borrower’s or guarantor’s financial capabilities.

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

Small Business Administration Lending Services

Small Business Administration, or SBA, lending is an important part of our business. Our SBA lending business places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, New Jersey, and the New York City metropolitan area, as well as the multi-ethnic population areas surrounding our LPOs in other states. We are a SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not an SBA Preferred Lender.

We have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. Nonetheless, SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 25.5%, 29.9%, and 29.2% of our total net revenue in 2007, 2006 and 2005, respectively.

Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

Consumer Loans

Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. Since 2003, we have increased our focus on consumer lending as an effort to diversify our product lines by actively offering automobile loans. Due to the emergence of a credit crisis in 2007, however, and in consideration of the higher comparative risk of consumer loans relative to our other core lending products, we reduced our efforts in actively pursuing consumer-lending opportunities. Instead, we provided only limited consumer loan products as an added service to our existing customers.

Despite some increased focus on consumer lending in recent years, our consumer loan production has always been comparatively small, historically representing less than 5% of our total loan portfolio. As of December 31, 2007, our consumer loan portfolio represented 1.9% of the loan portfolio as compared to 3.4% in both 2006 and 2005.

Our consumer loan portfolio is subject to certain risks, including:

•	general economic conditions of the markets we serve,

•	interest rate increases, and

•	consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

•	reviewing each loan request and renewal individually,

•	using a dual signature system of approval,

•	strict adherence to written credit policies, and

•	utilizing external independent credit review.

Trade Finance Services

Our Trade Finance Department is an integral part of our business and assists our import/export customers with their international transactions. Trade Finance products include the issuance and negotiation of commercial and standby letters of credit, as well as handling of documentary collections. On the export side, we provide advising and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit.

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

Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department’s fee income was $1.3 million, $1.6 million and $1.8 million in 2007, 2006 and 2005, respectively, but its net revenue was $1.0 million, $4.5 million and $5.3 million in 2007, 2006, and 2005, respectively. The decrease in net revenue was primarily due to the increase in provision for loan losses to $3.4 million in 2007 from $1.3 million in 2006, and recovery of loan loss provision of $0.3 million in 2005.

Deposit Activities and Other Sources of Funds

Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are less stable. Customer deposits remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. Other borrowings may be used:

•	on a short-term basis to compensate for reductions in deposit inflows to less than projected levels, and

•	on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

We offer a variety of accounts for depositors which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking and negotiable order of withdrawal (“NOW”) accounts, installment savings accounts, and individual retirement accounts (“IRAs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needed, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us and other sources of funds are described below:

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2007, we owned $8,695,100 in FHLB stock.

Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly consisting of securities which are obligations of or guaranteed by the U.S. government. At December 31, 2007, our borrowing limit with the Federal Home Loan Bank was approximately $460.6 million.

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

Marketing

Our marketing efforts rely principally upon local advertising and promotional activity and upon the personal contacts of our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to satisfy each customer’s banking needs. Our marketing approach emphasizes our strength as an independent, locally-managed and state chartered bank in meeting the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations, whether to continue or modify our business plan, where appropriate.

We do not currently have any plans to develop any new lines of business which would require a material amount of capital investment on our part.

Competition

Regional Branch Competition

We currently operate 20 branch offices, with 16 in California, 1 in Texas, 1 in New Jersey, and 2 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by other minority groups. Our branches in Huntington Park and Garden Grove are located in predominantly Hispanic and Vietnamese communities respectively. Our client base reflects the multi-ethnic composition of these communities. To further extend our market coverage and gain market share, we are scheduled to open our second New Jersey branch in Palisades Park during the third quarter of 2008, and we also expect to open another Los Angeles branch during the second quarter of 2008.

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

There is a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include thirteen locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers. We seek to distinguish ourselves from these competitors through superior customer service quality provided with our service motto, the “Four S’s - Smile, Sincerity, Speed and Simplicity.”

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

Regional Loan Production Office Competition

We operate LPOs, in Aurora, Colorado (the Denver area); Atlanta, Georgia; Palisades Park, New Jersey; Houston, Texas; Annandale, Virginia, and Seattle, Washington. The California and Nevada LPOs were closed in January 2008 and March 2008, respectively. The LPO closures were in response to a decrease in the loan production levels of those offices. In 2006 and 2005, the New York and Dallas LPOs were consolidated with the new branches that were established in those locations. In most of our LPO sites, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO sites in the future. In anticipation of a potential slowdown of the United States’ economy and a decrease in real estate market activity, we plan to maintain a balance of market coverage and operating costs.  In 2008, we plan to grow our lending business cautiously with a focus on credit quality and safety. As a result, we plan to close our Seattle, Washington LPO in the first half of 2008, and we expect to merge the Palisades Park, New Jersey LPO into our branch operation following the scheduled opening of our Palisades Park branch in the third quarter of 2008. In the near future, we anticipate adding new LPOs only as needed and after thorough market evaluation.

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

The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically. The California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, has also intensified competitive conditions.

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

The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain SBA LPOs . In addition, because these loans are largely broker-driven, we compete to a large extent with banks which originate SBA loans outside our immediate geographic area. Furthermore, because these loans may be written out of LPOs specifically set up to write SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. We also plan to expand LPOs in other states where we can compete effectively. However, there can be no assurance that the resale market for SBA loans will grow or maintain its current status.

Business Concentration

No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 79.9% of our loan portfolio at December 31, 2007 consisted of real estate-related loans, including construction loans, miniperm loans, residential mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

We had 368 full time equivalent employees (365 full-time employees and 4 part-time employees) in December 2007. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

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

Wilshire Bancorp

We are a bank holding company registered under the Bank Holding Company Act, and are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Gramm-Leach-Bliley Act; Financial Holding Companies

The Gramm-Leach-Bliley Financial Modernization Act, or GLBA, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” We have not yet made an election to become a financial holding company, but we may do so at some time in the future.

GLBA specifically provides that the following activities have been determined to be “financial in nature”:

•	lending, trust and other banking activities;

•	insurance activities;

•	financial or economic advisory services;

•	securitization of assets;

•	securities underwriting and dealing;

•	existing bank holding company domestic activities;

•	existing bank holding company foreign activities; and

•	merchant banking activities.

In addition, GLBA specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”

Privacy Policies

Under GLBA, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. We have established policies and procedures to assure our compliance with all privacy provisions of GLBA.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2007, our Tier 1 risk-based capital ratio was 11.83% and our total risk-based capital ratio was 14.58%. Thus, we are considered “well-capitalized” for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2007, our leverage ratio was 10.36%.

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

Because we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other dissolution of the Bank, the claims of depositors and other general or subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of any obligation of the Bank to its shareholders, including any depository institution holding company (such as Wilshire Bancorp) or any shareholder or creditor of such holding company.

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

USA Patriot Act

On October 26, 2001, comprehensive anti-terrorism legislation known as the USA Patriot Act was enacted. Title III of the USA Patriot Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to Wilshire Bancorp. We, and our subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA Patriot Act and regulations adopted thereunder by the Secretary of the Treasury.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, The Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act” was enacted. The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the Commission issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

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

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new NASDAQ governance requirements have required us to review our current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. As of the date of this filing, we believe that we are in compliance with the new laws and regulations and the NASDAQ governance requirements.

Wilshire State Bank

Wilshire State Bank is subject to extensive regulation and examination by the California Department of Financial Institutions, or the DFI, and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and state laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

Transactions with Affiliates

There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the Bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates. Among other restrictions, such transactions between the Bank and any one affiliate (including the Company) generally will be limited to 10% of the Bank’s capital and surplus, and transactions between the Bank and all affiliates will be limited to 20% of the Bank’s capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

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

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement providing that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991.

Capital Requirements

At December 31, 2007, the Company’s and the Bank’s capital ratios exceed the minimum percentage requirements for “well capitalized” institutions. See Note 16 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Capital Adequacy Requirements” for further information regarding the regulatory capital guidelines as well as the Company’s and the Bank’s actual capitalization as of December 31, 2007.

The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8% and a minimum ratio of Tier I capital to risk-weighted assets of 4%.

An institution's risk-based capital, leverage capital and tangible capital ratios together determine the institution's capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated "well-capitalized," the minimum leverage ratio of Tier I capital to total assets must be 3%.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a "parallel run" for two years along with the existing Basel I standards. A separate rule is expected to be released and issued in final form by the federal regulatory agencies in 2008 which will offer U.S. banks that will not adopt Basel II an alternative "standardized approach under Basel II" option and address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks. Further revisions and proposals to the Basel II framework may also occur in response to recent adverse liquidity and securitization developments.

The Federal Deposit Insurance Act (FDIA) gives the federal banking agencies the additional broad authority to take "prompt corrective action" to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

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

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as “well-capitalized” as of December 31, 2007.

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

FDIC Deposit Insurance Assessments

Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which it are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

Check Clearing for the 21st Century Act

On October 28, 2003, the Check Clearing for the 21st Century Act, also known as Check 21, was enacted. Check 21, which became effective in October 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

Community Reinvestment Act

Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as “satisfactory” in meeting community credit needs under CRA at its most recent examination for CRA performance.

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

Permissible Activities and subsidiaries

California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “non-banking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain “financial activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with CRA. Presently, the Bank does not have any financial subsidiaries.

In September 2007, the U.S. Securities and Exchange Commission, or SEC, and the Federal Reserve Board finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The Federal Reserve Board’s final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009, are not expected to have a material effect on the Bank as it does not have any securities activities.

Interstate Branching

Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. California law, with limited exceptions, currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently prohibits de novo branching into the state of California. The Bank currently has branches located in the States of California, Texas, New Jersey and New York.

Federal Home Loan Bank System

The Federal Home Loan Bank system, or the FHLB, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or the FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

In addition, the FDIC and the DFI, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. Such regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs, based upon judgments different from those of management. Any increase in our allowance required by the FDIC or the DFI could adversely affect us.

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

On September 18, 2007 and in the months following that date, the federal funds rate and other short-term market interest rates, which are used to guide deposit pricing in most banking organizations, were decreased. Specifically, as a measure to counter the credit crisis, the Federal Reserve Board reduced the federal funds rate in September 2007, October 2007 and December 2007, by 50, 25, and 25 basis points, respectively. The reductions in the federal funds rate effectively lowered the average interest rate for 2007, which resulted in similar average yield rates compared to 2006. The interest rate ranges for 2007 and 2006 were 4.25% - 5.25% and 4.5% - 5.25%, respectively.

On January 22, 2008 and on January 30, 2008, the Federal Reserve Board further reduced the federal funds rate by 75 and 50 basis points, respectively. More reductions are anticipated in the upcoming months. The recent downward trend of interest rates is the counter to the upward interest rate movement since June 30, 2004. While the federal funds rate and other short-term market interest rates decreased substantially, the intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not decreased proportionately. This has led to a “steepening” of the market yield curve with statement term rates considerably lower than long term notes. We cannot assure you that we will be able to minimize our interest rate risk. In addition, while a decrease in the general level of interest rates may improve the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, it reduces our interest income, and may lead to an increase in competition among banks for deposits. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin and our overall profitability.

The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

Because Wilshire Bancorp’s principal activity is to act as the holding company of the Bank, the profitability of Wilshire Bancorp will be dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC’s capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income decreases significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp’s shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2007 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $88.5 million.

The holders of recently issued debentures have rights that are senior to those of our shareholders.

In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, sometimes referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, in the past three years, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005 and 2007, issued an aggregate of $77,321,000 of Junior Subordinated Debentures as part of the issuance of $75,000,000 in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to our outstanding shares of common stock. The terms of these Junior Subordinated Debentures also restrict our ability to pay dividends on our common stock at any time we are in default under, or with respect to the Junior Subordinated Debentures issued in 2003, 2005 or 2007, have exercised our right to defer interest payments under the indentures governing these Junior Subordinated Debentures. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of these Junior Subordinated Debentures must be paid in full before any liquidating distributions may be made to the holders of our common stock. And if we default under the terms of these Junior Subordinated Debentures or utilize our right to defer interest payments on the Junior Subordinated Debentures issued in 2003, 2005 or 2007 no dividends may be paid to holders of our common stock for so long as we remain in default or have deferred amounts remaining unpaid. Because we are substantially dependent on dividends from the Bank in order to make the periodic payments due under the terms of the Junior Subordinated Debentures issued in 2003, 2005 and 2007, in the event that the Bank is unable to pay dividends to Wilshire Bancorp for any significant period of time, then we may be unable to pay the amounts due to the holders of these Junior Subordinated Debentures.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

If conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability are likely to be materially adversely affected. A substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California, particularly in the Los Angeles area, could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans. We can provide no assurance that conditions in the California economy and in the economies of other areas where we operate will not deteriorate in the future and that such deterioration will not adversely affect us.

Recently negative development in the financial industry and U.S. and global credit markets may affect our operations and results.

Negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets generally and the expectation of a general economic downtown beginning in 2008. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively affect our operations by restricting our business operations, including our ability to originate or sell loans, and adversely affect our financial performance.

Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We believe that our existing capital resources will satisfy our capital requirements for the foreseeable future and will be sufficient capital resources will satisfy our capital requirements for the foreseeable future and will be sufficient to offset any problem assets. However, should our asset quality erode and require significant additional provision, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

At December 31, 2007, approximately 79.9% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998 and late 2007, flooding attributed to the weather phenomenon known as “El Nino.” In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current credit crisis, characterized by the further decline in the real estate market in many parts of the country, including California, during the second half of 2007. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future. In November 2007, Brian E. Cho, our former Executive Vice President and Chief Financial Officer, resigned. Following his resignation, Elaine S. Jeon, Senior Vice President and Controller, was promoted to Senior Vice President and Interim Chief Financial Officer as Mr. Cho’s replacement. In addition, effective January 1, 2008, our former President and Chief Executive Officer, Soo Bong Min, retired. However, in connection with his retirement, we have entered into a consulting agreement providing for Mr. Min’s continued service as an advisor for the Bank until May 2009. Following Mr. Min’s retirement, Joanne Kim, previously our Executive Vice President and Chief Lending Officer, was promoted to Interim President and Chief Executive Officer.

We may be unable to manage future growth.

We may encounter problems in managing our future growth. Our total assets at December 31, 2007, 2006, and 2005 were $2.20 billion, $2.01 billion, and $1.67 billion, respectively, representing an increase of $188 million, or 9.4% in 2007 and $342 million, or 20.5% in 2006. We currently intend to consider additional “de novo” branches and LPOs and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise and consistent with our deliberate expansion strategy. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

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

As of February 29, 2008, our directors and executive officers, together with their respective affiliates, beneficially owned approximately 40% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders may have the ability to significantly influence the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

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

Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock. As of February 29, 2008, there were approximately 29,257,311 shares of our common stock issued and outstanding, plus an additional 476,876 shares of common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the 1997 Stock Option Plan. Thus, approximately 50,138,388 shares of our common stock remain authorized (not reserved for stock options or available for future issuance and sale) at the discretion of our Board of Directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 42,255 square feet at the primary banking facilities as of the date of this Report. Our lease at the primary banking facilities runs through March 31, 2015, with our option to extend for two consecutive five-year periods. The combined monthly rents are currently $47,579.

We have 20 full-service branch banking offices in Southern California, Texas, New Jersey and New York. We also lease 6 separate LPOs in Aurora, Colorado (the Denver area); Atlanta, Georgia; Palisades Park, New Jersey; Houston, Texas; Annandale, Virginia; and Seattle Washington. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, California	leased	7,426	n/a	$ 10,099	Branch office	March 2015 [w/right to extend for two consecutive 5-year periods]

Rowland Heights Office 19765 E. Colima Road Rowland Heights, California	leased	2,860	n/a	$ 8,390	Branch office	May 2011 [w/right to extend for two consecutive 5-year periods]

Western Office 841 South Western Avenue Los Angeles, California	leased	4,950	n/a	$ 22,915	Branch office	June 2010 [w/right to extend for one 5-year period]

Valley Office 8401 Reseda Boulevard Northridge, California	leased	7,350	n/a	$ 11,760	Branch office	October 2017 [w/right to extend for two consecutive 5-year periods]

Downtown Office 1122 South Maple Avenue Suites 203,204, 205 and 206 Los Angeles, California	leased	3,800	n/a	$ 10,337	Branch office	April 2010 [w/right to extend for one 5-year period]

Cerritos Office 17500 Carmenita Road Cerritos, California	leased	4,774	n/a	$ 4,751	Branch office	January 2010 [w/right to extend for one 5-year period]

Gardena Office 15435 South Western Ave. Suite 100 Gardena, California	leased	4,150	n/a	$ 11,210	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Rancho Cucamonga Office 8045 Archibald Avenue Rancho Cucamonga,California	leased	3,000	n/a	$ 5,655	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Rancho Hannam Market Office 6735 Carnelian Avenue Rancho Cucamonga, California	leased	1,016	n/a	$ 5,294	Branch office	October 2009 [w/right to extend for four consecutive 5-year periods]

Irvine Office 14451 Red Hill Avenue Tustin, California	leased	1,200	n/a	$ 6,190	Branch office	June 2008 [w/right to extend for one 5-year period]

Mid-Wilshire Office 3832 Wilshire Boulevard Los Angeles, California	leased	3,382	n/a	$ 10,304	Branch office	December 2012

Fashion Town Office 1300 S. San Pedro Street Los Angeles, California	leased	3,208	n/a	$ 7,413	Branch office	December 2009 [w/right to extend for two consecutive 5-year periods]

Fullerton Office 5254 Beach Blvd. Buena Park, California	leased	1,440	n/a	$ 4,070	Branch office	July 2009 [w/right to extend for two consecutive 5-year periods]

Huntington Park Office 6350 Pacific Boulevard Huntington Park, California	purchased in 2000	4,350	$ 710,000	n/a	Branch office	n/a

Torrance Office 2390 Crenshaw Blvd. #D Torrance, California	leased	1,550	n/a	$ 5,052	Branch office	January 2010 [w/right to extend for two consecutive 5-year periods]

Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, California	purchased in 2005	2,549	$ 1,535,500	n/a	Branch office	n/a

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Dallas Office 2237 Royal Lane Dallas, Texas	purchased in 2003	7,000	$ 1,325,000	n/a	Branch office	n/a

Manhattan Office 11 West 32nd St. New York, NY	leased	10,400	n/a	$ 31,039	Branch office	October 2009

Bayside Office 210-16 Northern Blvd. Bayside, NY	leased	2,445	n/a	$13,000	Branch office	April 2012 [w/right to extend for three consecutive 5-year periods]

Fort Lee Office 215 Main Street Fort Lee, NJ	leased	2,264	n/a	$ 9,800	Branch office	May 2017 [w/right to extend for one 5-year period]

Denver Office 2821 S. Parker Road #415 Aurora, CO	leased	1,135	n/a	$ 1,371	LPO office	July 2008 [w/right to extend for one 3-year period]

Atlanta Office 3510 Shallowford Road Atlanta, GA	leased	900	n/a	$ 1,764	LPO office	Month to Month

Palisades Park Office 12 E. Ruby Avenue #B Palisades Park, NJ	leased	1,200	n/a	$ 2,500	LPO office	July 2008

Houston Office 9801 Westheimer #801 Houston, TX	leased	1,096	n/a	$ 1,796	LPO office	March 2008 [w/right to extend for one 3-year period]

Annandale Office 7535 Little River Turnpike #310A Annandale, VA	leased	1,150	n/a	$ 1,872	LPO office	May 2008 [w/right to extend for one 2-year period]

Seattle Office 10700 Meridian Avenue N., Suite 502 Seattle, WA	leased	1,013	n/a	$ 2,135	LPO office	September 2009

Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.	Legal Proceedings

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

No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

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

The information in the following table sets forth, for the quarters indicated, the high and low closing sale price for the common stock as reported on the NASDAQ Global Select Market:

	Closing Sale Price
	High	Low
Year Ended December 31, 2007
First Quarter	$19.34	$16.00
Second Quarter	$16.75	$11.50
Third Quarter	$12.36	$9.85
Fourth Quarter	$11.54	$7.65
Year Ended December 31, 2006
First Quarter	$19.61	$16.78
Second Quarter	$19.44	$16.53
Third Quarter	$19.71	$17.64
Fourth Quarter	$19.99	$18.48

On February 29, 2008, the closing sales price for the Common Stock was $7.08, as reported on the NASDAQ Global Select Market.

Holders

As of February 29, 2008, there were 154 shareholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our shareholders beginning with the first quarter of 2005. While we currently pay cash dividends, dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend must also comply with the restrictions in our outstanding Junior Subordinated Debentures described earlier in this Report as well as applicable bank regulations.

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

The Bank’s ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice.

The following table shows cash dividends declared for the two years ended December 31, 2007:

Declaration Date	Payable Date	Record Date	Type

February 23, 2006	April 14, 2006	March 31, 2006	$0.05 per share

June 1, 2006	July 14, 2006	June 30, 2006	$0.05 per share

August 30, 2006	October 16, 2006	September 29, 2006	$0.05 per share

December 14, 2006	January 12, 2007	December 29, 2006	$0.05 per share

March 1, 2007	April 16, 2007	March 30, 2007	$0.05 per share

May 31, 2007	July 16, 2007	June 29, 2007	$0.05 per share

August 30, 2007	October 15, 2007	September 28, 2007	$0.05 per share

November 29, 2007	January 15, 2008	December 31, 2007	$0.05 per share

Securities Authorized for Issuance under Equity Compensation Plans

In April 1997, the Company established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company’s authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in February 2007, there are no additional options to be granted as of December 31, 2007. Hence, there are no stocks remaining available for future issuance under the 1997 Stock Option Plan as of December 31, 2007. Nonetheless, there were 522,476 shares of common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2007 relating to the number of securities to be issued upon the exercise of the outstanding options and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	522,476	$12.16	-
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total Equity Compensation Plans	522,476	$12.16	-

Performance Graph

The following graph compares the yearly percentage change in cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada and Alaska. Both the $100 Billion - $5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Wilshire Bancorp Inc.	100.00	359.01	611.56	642.55	716.67	301.97
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $1B - $5B Bank Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL Western Bank Index	100.00	135.46	153.94	160.27	180.84	151.05

Issuer Purchase of Equity Securities

In July 2007, the Company’s board of directors authorized a stock repurchase program, under which up to $10 million outstanding common shares in the open market can be repurchased for a period of twelve months ending on July 31, 2008. Since its inception, the Company has repurchased a total of 127,425 shares at an average price of $9.91 through this program in 2007. At December 31, 2007, approximately $8.7 million was available for repurchase. Repurchases of the Company’s securities during the fourth quarter of 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Max. Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
10/01/2007 -10/31/2007				$9,589,605
11/01/2007 -11/30/2007	87,800	$9.70	87,800	$8,738,311
12/01/2007 -12/31/2007				$8,738,311

Item 6.	Selected Financial Data

The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2007. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 below:

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Summary Statement of Operations Data:
Interest income	$157,636	$141,400	$97,289	$59,798	$40,926
Interest expense	76,286	64,823	34,341	17,463	11,944
Net interest income before provision for loan losses	81,350	76,577	62,948	42,335	28,982
Provision for losses on loans and loan commitments	14,980	6,000	3,350	3,567	2,783
Noninterest income	22,584	26,400	20,478	20,997	17,099
Noninterest expenses	44,839	41,232	33,563	27,283	21,986
Income before income taxes	44,115	55,745	46,513	32,482	21,312
Income tax provision	17,309	21,803	18,753	13,024	8,495
Net income	26,806	33,942	27,760	19,458	12,817
Per Share Data:[1]
Net income
Basic	$0.91	$1.17	$0.97	$0.70	$0.50
Diluted	$0.91	$1.16	$0.96	$0.68	$0.44
Book value	$5.87	$5.12	$3.95	$3.14	$2.27
Weighted average common shares outstanding
Basic	29,339,454	28,986,217	28,544,474	27,623,766	25,781,222
Diluted	29,449,211	29,330,732	28,913,542	28,515,881	28,973,208
Year end shares outstanding	29,253,311	29,197,420	28,630,600	28,142,470	25,902,728

[1]	As adjusted to reflect a 10% stock dividend issued in May 2003 and two two-for-one stock splits effected in the form of a 100 % stock dividend, issued in December 2003 and 2004, respectively.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Summary Statement of Financial Condition Data (Year End):
Total loans, net of unearned income [1]	$1,809,050	$1,560,539	$1,262,560	$1,020,723	$757,006
Allowance for loan losses	21,579	18,654	13,999	11,111	9,011
Other real estate owned	133	138	294	-	377
Total assets	2,196,705	2,008,484	1,666,273	1,265,641	983,264
Total deposits	1,763,071	1,751,973	1,409,465	1,098,705	856,239
Federal Home Loan Bank Advances	150,000	20,000	61,000	41,000	29,000
Junior Subordinated Debentures	87,321	61,547	61,547	25,464	25,464
Total shareholders’ equity	171,786	149,635	113,104	88,307	58,741
Performance ratios:
Return on average equity [2]	16.33%	25.51%	27.21%	25.42%	24.56%
Return on average assets [3]	1.31%	1.85%	1.92%	1.70%	1.58%
Net interest margin [4]	4.28%	4.51%	4.71%	4.05%	3.89%
Efficiency ratio [5]	43.14%	40.04%	40.23%	43.08%	47.71%
Net loans to total deposits at year end	101.38%	88.01%	88.58%	92.90%	88.41%
Dividend payout ratio	21.98%	17.09%	16.48%	-	-
Capital ratios:
Average shareholders’ equity to average total assets	8.01%	7.26%	7.05%	6.71%	6.43%
Tier 1 capital to adjusted total assets	10.36%	9.79%	9.39%	8.35%	6.36%
Tier 1 capital to total risk-weighted assets	11.83%	11.81%	11.60%	9.87%	7.29%
Total capital to total risk-weighted assets	14.58%	13.63%	14.41%	11.95%	11.60%
Asset quality ratios:
Nonperforming loans to total loans [6]	0.59%	0.44%	0.20%	0.26%	0.50%
Nonperforming assets [7]
to total loans and other real estate owned	0.60%	0.45%	0.22%	0.26%	0.54%
Net charge-offs (recoveries) to average total loans	0.66%	0.06%	0.03%	0.10%	0.02%
Allowance for loan losses to total loans at year end	1.19%	1.20%	1.11%	1.09%	1.19%
Allowance for loan losses to nonperforming loans	203.55%	272.38%	567.15%	411.63%	240.45%

[1]
Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.

[2]	Net income divided by average shareholders’ equity.
[3]	Net income divided by average total assets.
[4]	Represents net interest income as a percentage of average interest-earning assets.
[5]	Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.
[6]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[7]	Nonperforming assets consist of nonperforming loans (see footnote no. 1 above), other real estate owned and repossessed vehicles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2007. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

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

At December 31, 2007, we had approximately $2.20 billion in assets, $1.81 billion in total loans and $1.76 billion in deposits. We also have expanded and diversified our business by focusing on the continued development of our commercial and consumer lending divisions.

In May 2006, we completed the acquisition of Liberty Bank of New York (“Liberty”) and its merger into the Bank. With this acquisition, we added $66 million in total assets and two branches in New York City. We paid $14.5 million for this transaction, which consisted of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $625,000 which we recognized as additional consideration in connection with this business combination.

In July 2007, we acquired a branch of Royal Bank America (“RBA”) in Fort Lee, New Jersey in exchange for our branch at Flushing, New York. In this branch exchange transaction, we purchased selected fixed assets and assumed selected liabilities, including a portion of RBA’s time deposits. As consideration, we transferred to RBA selected intangible and fixed assets, and selected liabilities, including a portion of time deposits, intangible liabilities, and lease obligations. The amounts involved in this transaction were insignificant except for the time deposits exchanged. In the branch exchange transaction, both parties transferred deposit liabilities in the amount of approximately $6 million. The branch exchange transaction was accounted for as an exchange of assets and liabilities. The Fort Lee, New Jersey loan portfolio has grown 438.8% in the six-months since its acquisition, from $5.9 million to $31.7 million at the end of 2007. Deposit growth at the Fort Lee branch has also exceeded our expectation, increasing from $0 at the time of the branch exchange to $0.8 million at the end of 2007.

Subsequent to the branch exchange in July 2007, we opened a new Bayside branch in New York to compensate for the loss of our Flushing branch. The above-described transactions resulted in an expansion of our banking service and market coverage to the State of New Jersey and the greater New York City metropolitan area. Similar to the New Jersey branch, the loan portfolio of our two New York branches has grown 300.9% since the acquisition, from $25.7 million to $102.9 million at the end of 2007. Deposit portfolio has also experienced significant growth, up 145.3% from $50.5 million at the time of the acquisition to $123.9 million at the end of 2007.

In addition to our expansion into the New York/New Jersey area, we further expanded our banking network within the state of California. In December 2007, we opened a new branch office, Rancho Hannam in Rancho Cucamonga, California.

Over the past several years, our network of branches and LPOs has been expanded geographically. We currently maintain twenty branch offices and six LPOs. Our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue our growth via thorough planning and market analysis, and as our needs and resources permit.

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77,321,000 of Junior Subordinated Debentures in connection with a $75,000,000 trust preferred securities issuance by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain status as a well-capitalized institution and sustained our continued loan growth.

As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Our management believes that this strategy has created recurring revenue streams, diversified our product portfolio and enhanced shareholder value.

2007 Key Performance Indicators

We believe the following were key indicators of our performance for operations during 2007:

•	our total assets grew to $2.20 billion at the end of 2007, or an increase of 9.37% from $2.01 billion at the end of 2006.

•	our total deposits slightly grew to $1.76 billion at the end of 2007 compared with $1.75 billion at the end of 2006.

•	our total loans grew to $1.81 billion at the end of 2007, or an increase of 15.92% from $1.56 billion at the end of 2006.

•
total noninterest income decreased to $22.6 million in 2007, or a decrease of 14.5% from $26.4 million in 2006 mainly due to the reduction of volume and premium rate on sale of SBA loans under the weak national economy, attributable primarily to the credit crisis.

•
total noninterest expense increased to $44.8 million in 2007, or 8.74% from $41.2 million in 2006. The increase is mainly due to the increase in the FDIC deposit insurance premium, and expense related to expanded personnel and premises associated with our business growth. Nonetheless, due to our continuous effort in minimizing operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.19% in 2007 from 2.25% in 2006.

Net income for 2007 decreased to $26.8 million, or $0.91 per diluted common share as compared with $33.9 million, or $1.16 per diluted common share in 2006. The decrease in net income is primarily attributed to the change of management strategy and shifting our efforts and focus of the management from promoting profit growth to improving loan portfolio quality. We will discuss these changes in further detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2008 Outlook

As we look ahead to 2008, the economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and thus our results of operations, liquidity and financial condition. Due to the decrease in housing prices starting late 2006, and the emergence of the credit crisis in mid-2007, the real estate market and our overall economy are generally declining. Growth in the national economy slowed during 2007, and we anticipate a further decline in 2008. As measures to stimulate the economy, the Federal Reserve Board has aggressively cut interest rates, by 75 and 50 basis points on January 22, 2008 and January 30, 2008, respectively, to boost spending and ease the shorting pressure of the market. The deterioration of our economy will negatively affect our asset quality. Responding proactively to this anticipated business environment, we are shifting our focus from growth to improvement of our asset quality. Since 2007, we have strengthened loan underwriting standards and are carefully scrutinizing any exceptions to our loan policy. We anticipate these changes will result in loan growth that is slower than our historic levels, but we also anticipate a resulting improvement in the quality of our loan portfolio.

We plan to continue to focus on management of our net interest margin. We are slightly asset sensitive for the first three-month time frame, meaning that more interest earning assets will reprice than interest bearing liabilities for the first quarter of 2008. However, we should begin to see improvements by the second quarter of 2008 as we are more liability sensitive in the long term as interest bearing liabilities will re-price more quickly than interest earning assets. The interest repricing gap in our models indicate that our margin generally increases in a declining interest-rate environment, nonetheless, we do not anticipate a major increase in our net interest margin because it is our expectation that the strategic change toward more moderate and quality loan growth will reduce the volume of our higher yielding, higher risk loans. Although we did not have any subprime borrowers in our current loan portfolio, it is our belief that a more stringent lending strategy is to our benefit in managing loan losses under this credit crisis. As a result, our net interest margin should experience only moderate growth. To complement these strategic changes, explore new business opportunities and reduce costs, we plan to extend our market coverage into the East Coast of the United States. We also plan to continue our core deposit campaign that links monetary awards to core deposit growth. We expect that these measures will benefit our net interest margin going forward.

Notwithstanding the overall slower national economy, we believe that there will be continued economic growth in our primary market areas, which includes the Korean-American business sectors located in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We expect that this growth will be mainly attributable to an anticipated capital influx from the Republic of Korea. We therefore believe that we will continue to grow, provided that such growth will be at a more controlled pace than we have experienced in the past few years. The reduction in our growth rate is expected to result in a healthier balance sheet, as we expect to see less non-performing loans. Hence, our asset base is expected to be of better quality with more core-deposits.

We will continue to consider opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional LPOs. We are currently in the planning process of opening our second New Jersey branch in Palisades Park during the third quarter of 2008, and a new branch in Los Angeles, California during the second quarter of 2008. We believe the second New Jersey branch, together with the existing Fort Lee, New Jersey branch and the New York branches, will be a critical part of our planned expansion strategy, especially in the East Coast market of the United States due to its high level of small business activity and diverse population.

In addition, we will continue to focus on streamlining our operations so that our expenses do not outpace the overall growth of our business.

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

Allowance for Loan Losses

Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of the allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimate of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio. The factors currently considered include, but are not limited to, those described below. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

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

•	Delinquency Trends: The trend of delinquency shall be assessed by the quarterly trend and by comparison with peer average.

•	Nature and Volume of Loan Trend: This factor will be adjusted for significant changes in the nature and volume of the loan portfolio.

•	Non-Accrual Loan Trend: The trend of non-accrual loans shall be assessed by the quarterly trend and by comparison with peer average.

•	Problem Loan Trend: This factor may be adjusted depending on the quarterly trend of criticized and classified loans in total loans.

•	Loss and Recovery Trend: This factor may be adjusted depending on the quarterly trend of net charge-offs and by comparison with peers.

•
Quality of Loan Review: This factor may be adjusted when there has been a noted and significant (as determined and documented from external or internal sources) deterioration or improvement in the loan review system and/or Bank Director’s oversight. An adjustment will generally occur when there had previously been a documented weakness and clear improvement was noted by external sources, or when a significant deterioration was noted by external sources, in the loan review system and/or the degree of oversight by the Bank Directors. In the absence of noted changes to the loan review system and/or the degree of oversight by the Bank Directors, no adjustment will be made.

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

•
Economic and Business Conditions: This factor may be adjusted depending on local, regional, and national economic trends and their perceived impact on particular market segments. In periods of stable economic environment, no adjustment will be made.

•
External Factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio: This factor may be adjusted depending on the trend of external factors and their perceived impact on the overall credit risk. In periods of stable regulatory environment, no adjustment will be made.

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

Small Business Administration Loans

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

We allocate the book value of the related loan among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following. The amount received for the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting its future cash flows over the estimated life of the loan. We calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at an above average discount rate and a range of constant prepayment rates of the related loans.

We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs), and (ii) interest-only strip receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Prior to December 31, 2006, the servicing asset is amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets, and selected a fair value measurement method to measure our servicing assets and liabilities and recognized the net increase in their fair value of $80,000, net of tax effects. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings. I/O strips are amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

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

Goodwill

We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York (see Note 13). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized, but rather be subject to impairment testing at least annually. In addition, recognized intangible assets are amortized to expense over the projected useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We tested goodwill and intangible assets for impairment as of December 31, 2007. There was no impairment in recorded goodwill and intangible assets as of December 31, 2007 (see Notes 1 and 14).

Affordable Housing Investments

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas and New York. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

Repurchase of Common Stock

The Company’s board of directors authorized a stock repurchase program on July 26, 2007 for repurchases of up to $10 million outstanding common shares by July 31, 2008. Management was granted discretion on the purchase decisions under the general guidelines of the program. The Company used the cost method of accounting for treasury stock. The cost method requires it to record the reacquisition cost of treasury stock as a deduction from shareholders’ equity on the Consolidated Statements of Financial Condition.

Stock-Based Compensation

The Company issued stock-based compensation to certain employees, officers, and directors. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, presented in Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options. On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123R allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

Other Real Estate Owned

Other real estate owned (“OREO”), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower than the loan balance. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property’s estimated fair value incorporates (i) revenues projected to be realized from disposal of the property, (ii) construction and renovation costs, (iii) marketing and transaction costs, and (iv) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Currently, all of our investment securities are classified as either available-for-sale or held-to-maturity. The unrealized gains and losses for available-for-sale securities are excluded from earnings and reported in other comprehensive income, as part of shareholders’ equity. In accordance with FASB Emerging Issues Task Force Issue No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, we are obligated to assess, at each reporting date, whether there is “other than temporary” impairment to our investment securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date.

As of December 31, 2007 and December 31, 2006, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises (“GSE”) bonds, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “AAA.” The Company has no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABS”) and Collateralized Debt Obligations (“CDOs”) that had previously been rated “AAA” but have since been downgraded to below investment grade. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2007 and 2006 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2007 and 2006 until the market value recovers or the securities mature.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board.

Average net loans were $1.65 billion in 2007, as compared with $1.41 billion in 2006 and $1.12 billion in 2005, representing increases of 17.2% and 25.6% in 2007 and 2006, respectively, from each of the prior annual periods and average interest-earning assets were $1.90 billion in 2007, as compared with $1.70 billion in 2006 and $1.34 billion in 2005, representing increases of 11.9% and 27.1% in 2006 and 2005, respectively, from each of the prior annual periods. Our average interest-bearing deposits also increased by 12.3% to $1.42 billion in 2007, as compared with $1.27 billion in 2006, after increasing 34.5% in 2006 from $941 million in 2005. Together with other borrowings (see “Financial Condition-Deposits and Other Sources of Funds” below), average interest-bearing liabilities increased by 13.0% to $1.54 billion in 2007, as compared with $1.37 billion in 2006, after increasing by 31.0% in 2006 from $1.04 billion in 2005.

The Federal Reserve Board’s rate increases since June 2004 resulted in an increase in our average yield on interest-earning assets to 8.32% in 2006 from 7.28% in 2005. However, in response to the credit crisis, the Federal Reserve Board started its new series of interest rate reductions in September 2007. Accordingly, our yield slightly decreased to 8.29% in 2007. During the same time periods, the stiff competition for deposits in our local markets accelerated, causing our average cost on interest-bearing liabilities to increase to 4.94% in 2007 and to 4.74% in 2006 from 3.29% in 2005. As a result, interest income grew 11.5% to $157.6 million in 2007 compared to $141.4 million in 2006. The growth in interest income, however, was outpaced by a 17.7% increase in interest expense to $76.3 million in 2007 from $64.8 million in 2006. The increase of interest income in 2006 was 45.3% which was similarly outpaced by 88.8% increase in interest expense.

The net result of our growth and reduction in interest rate was a net increase our interest income. Net interest income increased by 6.2%, or $4.8 million, to $81.4 million in 2007, following an increase of 21.7%, or $13.6 million in 2006 to $76.6 million from $63.0 million in 2005. Impacted by the Federal Reserve Board’s rate cuts and the stiff deposit competition among financial institutions, our net interest spread and net interest margin deteriorated in 2007 to 3.35% and 4.28%, respectively, lowered from 3.58% and 4.51% in 2006, and 3.98% and 4.71% in 2005.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Assets:
Earning assets:
Net loans[1]	$1,649,130	$144,740	8.78%	$1,407,250	$127,840	9.08%	$1,120,371	$89,628	8.00%
Securities of government sponsored enterprises	173,581	8,765	5.05%	173,985	7,687	4.42%	122,698	4,374	3.56%
Other investment securities	25,392	1,210	4.77%	20,588	969	4.71%	6,839	290	4.23%
Commercial paper	-	-	-	-	-	-	2,358	82	3.47%
Federal funds sold	54,026	2,921	5.41%	97,198	4,886	5.03%	80,859	2,796	3.46%
Money market preferred stocks	-	-	-	-	-	-	4,019	116	2.90%
Interest-earning deposits	-	-	-	427	18	4.26%	78	3	3.87%
Total interest-earning assets	1,902,129	157,636	8.29%	1,699,448	141,400	8.32%	1,337,222	97,289	7.28%
Total noninterest-earning assets	147,205			133,920			110,335
Total assets	$2,049,334			$1,833,368			$1,447,557
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$445,130	20,090	4.51%	$356,602	15,151	4.25%	$247,313	7,242	2.93%
Super NOW deposits	22,511	297	1.32%	20,853	245	1.18%	21,447	187	0.87%
Savings deposits	29,816	710	2.38%	25,093	332	1.32%	22,878	168	0.73%
Time certificates of deposit in denominations of $100,000 or more	776,697	40,516	5.22%	706,729	36,082	5.11%	532,207	18,585	3.49%
Other time deposits	146,837	7,153	4.87%	155,741	7,133	4.58%	116,698	3,732	3.20%
FHLB advances and other borrowings	49,407	2,067	4.18%	39,755	1,543	3.88%	56,205	1,723	3.06%
Junior subordinated debenture	73,904	5,453	7.38%	61,547	4,337	7.05%	46,421	2,704	5.83%
Total interest-bearing liabilities	1,544,302	76,286	4.94%	1,366,320	64,823	4.74%	1,043,169	34,341	3.29%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	315,177			310,031			286,966
Other liabilities	25,718			23,974			15,403
Total noninterest-bearing liabilities	340,895			334,005			302,369
Shareholders’ equity	164,137			133,043			102,018
Total liabilities and shareholders’ equity	$2,049,334			$1,833,368			$1,447,557
Net interest income		$81,350			$76,577			$62,948
Net interest spread[2]			3.35%			3.58%			3.98%
Net interest margin[3]			4.28%			4.51%			4.71%

[1]
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $6,692,000, $5,914,000, and $5,239,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

[2]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
[3]	Represents net interest income as a percentage of average interest-earning assets.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2007 vs. 2006 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2006 vs. 2005 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans [1]	$21,352	$(4,452)	$16,900	$24,984	$13,228	$38,212
Securities of government sponsored enterprises	(18)	1,096	1,078	2,107	1,206	3,313
Other Investment securities	229	12	241	643	36	679
Commercial paper	-	-	-	(82)	-	(82)
Federal funds sold	(2,310)	345	(1,965)	644	1,446	2,090
Money Market Preferred Stocks	-	-	-	(116)	-	(116)
Interest-earning deposits	(18)	-	(18)	15	-	15

Total interest income	19,235	(2,999)	16,236	28,195	15,916	44,111

Interest expense:
Money market deposits	3,949	990	4,939	3,915	3,994	7,909
Super NOW deposits	21	31	52	(5)	63	58
Savings deposits	72	306	378	18	146	164
Time certificates of deposit in denominations of $100,000 or more	3,636	798	4,434	7,263	10,234	17,497
Other time deposits	(420)	440	20	1,484	1,917	3,401
FHLB advances and other borrowings	397	127	524	(574)	394	(180)
Junior subordinated debenture	904	212	1,116	993	640	1,633

Total interest expense	8,559	2,904	11,463	13,094	17,388	30,482

Change in net interest income	$10,676	$(5,903)	$4,773	$15,101	$(1,472)	$13,629

[1]
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $6,692,000, $5,914,000 and $5,239,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

Provision for Loan Losses

In anticipation of credit risk inherent in our lending business and the recent ongoing credit crisis, we set aside allowances through charges to earnings. Such charges were not made only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which are presented as a component of other liabilities.

Although we have enhanced our stringent loan underwriting standard and proactive credit follow-up procedures, we experienced a substantial increase of the provision for loan losses because of the weak economy, the decline in real estate market, and the unprecedented nationwide increase in subprime loan defaults and foreclosures. With our moderate loan growth, our provision for loan losses increased to $15.0 million in 2007 from $6.0 million and $3.4 million in 2006 and 2005, respectively, to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see “Nonperforming Assets” below for further discussion). The said provision for loan losses included the amount we provided for the credit risk of off-balance sheet items ($1,107,000, $104,000 and $137,000 in 2007, 2006 and 2005, respectively). The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses” below.

Noninterest Income

Total noninterest income decreased to $22.6 million in 2007 as compared with $26.4 million in 2006, but increased from $20.5 million in 2005. Noninterest income was 1.1% of average assets in 2007, lowered from 1.4% in 2006 and 2005. We currently earn non-interest income from various sources, including an income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

	2007		2006		2005
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$9,781	43.3%	$9,554	36.2%	$7,547	36.9%
Gain on sale of loans	7,502	33.2%	11,642	44.1%	8,310	40.6%
Loan-related servicing income	1,612	7.1%	2,099	8.0%	1,997	9.7%
Income from other earning assets	1,148	5.1%	1,045	3.9%	874	4.3%
Other income	2,541	11.3%	2,060	7.8%	1,749	8.5%
Total	$22,584	100.0%	$26,400	100.0%	$20,477	100.0%
Average assets	$2,049,334		$1,833,368		$1,447,557
Noninterest income as a % of average assets		1.1%		1.4%		1.4%

Our largest source of noninterest income in 2007 was service charge income on deposit accounts, representing over 43% of total noninterest income. This revenue source generally increases in accordance with an increase in the number of transactional accounts and increased by 2.4% in 2007 to $9.8 million from $9.6 million in 2006. Since 2005, more rigid monitoring procedures were imposed on the money service business, or MSB, accounts. Hence, the volume of transactions and service fee income from the MSB accounts were reduced, which limited the increase in such revenue source. However, we have been seeing an increase in transactional accounts in the past couple of years, which resulted in the revenue increase in this category. Nonetheless, the service revenue increase was 2.4% in 2007, as compared to 26.6% increase in 2006 from $7.5 million in 2005. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

Our second largest source of noninterest income was the gain on sale of loans, representing approximately 33% of total noninterest income in 2007. It decreased to $7.5 million in 2007 from $11.6 million and $8.3 million in 2006 and 2005, respectively. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. SBA loan production levels decreased to $139.5 million in 2007 as compared with $151.1 million and $142.1 million in 2006, and 2005, respectively, and accordingly the gain on sale of the guaranteed portions of SBA loans decreased to $5.9 million in 2007 as compared with $8.4 million in 2006 and $7.5 million in 2005. The $2.5 million decrease in gain of guaranteed portion of SBA loan sales in 2007 was primarily attributed to the sales decrease in premium rates from 8.0% in 2006 to 6.7% in 2007. We also sell the unguaranteed portion of SBA loans, but the resulting gains are not considered a stable source of income since the unguaranteed portion is sold primarily for credit risk management purposes. The gain on sale of the unguaranteed portions of SBA loans was $1.5 million, $3.1 million, and $0.5 million in 2007, 2006, and 2005, respectively. Similar to the guaranteed portion loan sales, the $1.8 million decreases in gain of unguaranteed portion of SBA loan sales in 2007 were primarily attributed to the decrease in sales premium rates from 3.78% in 2006 to 3.44% in 2007. This source of noninterest income also includes sales gains on residential mortgage loans. Since the inception of our Home Loan Center in the fourth quarter of 2003, the sale of residential mortgage loans have become a stable noninterest income source, but gain on such sales decreased to $121,000 in 2007, as compared with $225,000 and $313,000, in 2006 and 2005, respectively, due to the decline of the residential mortgage market.

The loan-related servicing income consists of trade-financing fees and servicing fees on SBA loans sold. Significant reversals of servicing assets on sold loans, which were paid off before their maturities, lowered this income source to $1.6 million in 2007 from $2.1 million and $2.0 million in 2006 and 2005, respectively. The servicing fees on sold SBA loans are credited when we collect the monthly payments on the sold loans we are servicing, and charged by the monthly amortization of servicing assets that we previously capitalized as intangible servicing assets and interest-only strip receivables upon sale of the related loans. Such servicing assets are also reversed and charged against the fee income account when the sold loans are paid off before the related servicing assets are fully amortized. In 2007, $1.8 million of servicing assets was charged back to this income account and reduced the balance by early pay-offs as compared with $1.4 million and $1.3 million in 2006 and 2005, respectively. In light of our increasing emphasis on trade financing activities and the continuing growth of our servicing loan portfolio ($338.2 million, $336.7 million, and $273.9 million at year-end 2007, 2006, and 2005, respectively), management believes that this income source should continue to improve despite the weak economy and the ongoing credit crisis. However, there can be no assurance that this will be the case.

Income on other earning assets represents income from earning assets other than interest-earning assets, such as dividend income from FHLB stock ownership and the increase in cash surrender value of BOLI. Such income was $1.2 million, $1.1 million and $0.9 million in 2007, 2006 and 2005, respectively. The $0.1 million change in 2007 was primarily due to $39,000 increase in BOLI interest income, and $64,000 increase in FHLB dividend income. Similarly in 2006, the $0.2 million increase in income was also primarily attributable to an additional BOLI interest and FHLB stock dividend.

Other income represented income from miscellaneous sources, such as loan referral fee, SBA loan packaging fee, gain on sale of investment securities and excess of insurance proceeds over carrying value of an insured loss and generally increases as our business grows. Other income increased to $2.5 million in 2007 from $2.1 million and $1.7 million in 2006 and 2005, respectively. The increase in 2007 was mainly attributed to $0.4 million increase in fair market value of the SBA servicing asset. The increase in other income in 2006 was also roughly $0.4 million, which has been consistent and reasonable.

Noninterest Expense

Total noninterest expense increased to $44.8 million in 2007 from $41.2 million in 2006 which previously increased from $33.6 million in 2005. These increases can be attributed to the expanded personnel and premises associated with our business growth, including the recent opening of new offices. However, due to continuing efforts to minimize operating expenses, noninterest expenses as a percentage of average assets was stable at 2.2% in 2007 and 2006, respectively, lowered from 2.3% in 2005. Management believes that its efforts in cost-cutting and revenue diversification have effectively maintained our operational efficiency at comparatively low levels in 2007 (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income). Despite the weak economic condition, our efficiency ratio has only slightly increased to 43.1% in 2007 from 40.0% in 2006 and $40.2% in 2005.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

	2007		2006		2005
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$24,437	54.5%	$23,823	57.8%	$19,226	57.3%
Occupancy and equipment	5,302	11.8%	4,554	11.0%	3,465	10.3%
Data processing	3,089	6.9%	2,450	5.9%	1,917	5.7%
Loan referral fee	1,370	3.1%	1,523	3.7%	1,284	3.8%
Professional fees	1,392	3.1%	1,143	2.8%	858	2.5%
Directors’ fees	554	1.2%	535	1.3%	493	1.5%
Office supplies	702	1.6%	709	1.7%	654	1.9%
Investor relation expenses	294	0.7%	262	0.6%	379	1.1%
Advertising and promotional	1,230	2.7%	1,256	3.0%	966	2.9%
Communications	483	1.1%	462	1.1%	428	1.3%
Deposit insurance premium	923	2.1%	187	0.5%	155	0.5%
Outsourced service for customers	1,783	4.0%	1,349	3.3%	1,435	4.3%
Amortization of intangibles	298	0.7%	185	0.4%	-	-
Other	2,982	6.5%	2,794	6.9%	2,303	6.9%
Total	$44,839	100.0%	$41,232	100.0%	$33,563	100.0%
Average assets	$2,049,334		$1,833,368		$1,447,557
Noninterest expense as a % of average assets		2.2%		2.2%		2.3%

Salaries and employee benefits historically represent more than half of total noninterest expense and generally increase as our branch network and business volume expand. The new branch and loan production office openings increased these expenses to $24.4 million in 2007 as compared with $23.8 million in 2006 and $19.2 million in 2005, representing increases of 2.6% and 23.9% in 2007 and 2006, respectively, over each of the prior year periods. Despite our efforts to promote efficient operations by limiting personnel growth, the number of full-time equivalent employees increased to 368 in December 2007, as compared with 330 and 278 in 2006 and 2005, respectively. The $0.6 million increase in 2007 over 2006 was mainly caused by our further East Coast expansion via opening of the Bayside branch in New York. We have attempted to control the expense in this category, such that the percentage increase in 2007 was minimized. Our significant asset growth helped us maintain assets per employee at stable values, with $6.0 million, $6.1 million and $6.0 million at the end of 2007, 2006 and 2005, respectively.

Occupancy and equipment expenses represent approximately 10% to 12% of total noninterest expenses and totaled $5.3 million in 2007, compared to $4.6 million in 2006 and $3.5 million in 2005, representing increases of 16.4% and 31.4% in 2007 and 2006, respectively, over each of the prior year periods. These increases were attributable primarily to the expansion of our office network and the additional office space and lease expenses for new departments. The increases in 2007 was less significant as we had only one office opening in the New York-New Jersey area , compared to the two branch additions in 2006.

Data processing expenses increased 26.1% to $3.1 million in 2007 from $2.5 million in 2006, which previously increased 27.8% from $1.9 million in 2005. The increase in data processing corresponds to the growth of our business.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level. SBA loan production decreased to $139.5 million in 2007, from $151.1 million in 2006, which previously increased from $142.1 million in 2005. Accordingly, the referral fees decreased to $1.4 million in 2007, from $1.5 million in 2006, which previously increased from $1.3 million in 2005.

Professional fees generally increase as we grow and we expect these expenditures will continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $1.4 million, $1.1 million, and $0.9 million, or 3.1%, 2.8%, and 2.5% of total noninterest expense, in 2007, 2006 and 2005, respectively. The increase in professional fees is mainly attributable to the legal and accounting fees incurred for various legal consultation and to comply with the enhanced financial reporting requirements of the Sarbanes-Oxley Act, or SOX.

Advertising and promotional expenses decreased to $1.2 million in 2007 from $1.3 million in 2006 which previously increased from $1.0 million in 2005, representing 2.7%, 3.0%, and 2.9% of total noninterest expenses in 2007, 2006 and 2005, respectively. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as Texas, New Jersey and New York. The expenses in the past two years are higher than in 2005, which was primarily attributable to our expansion into the east coast. However, the 2007 expenses slightly decreased as compared to 2006, which was due to our effort to limit expenses.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due to the growth and expansion of our banking network, these expenses have increased to $1.8 million in 2007 from $1.3 million in 2006, due to increase in depositors demanding such services, such as escrow accounts and brokerage accounts. In 2006, these expenses slightly decreased from $1.4 million in 2005 due to a minor reduction of such services.

Deposit insurance premium expenses represent The Financing Corporation (FICO) and FDIC insurance premium assessments. In 2007, the expenses sharply increased to $0.9 million from $0.2 million in 2006, which was primarily attributable to the $0.7 million increase in FDIC risk insurance premium assessment (see related discussion in Item 1, Business). Prior to 2007, only FICO premium was assessed, the Bank paid no FDIC deposit insurance assessment. Hence, the expenses in this category stayed consistent between 2006 and 2005 at $0.2 million.

Investor relations expenses represent costs for providing services to our existing or prospective shareholders, such as NASDAQ listing fees, fees for an outside investor relations company and various promotional material costs. These expenses increased slightly to $294,000, as compared with $262,000 in 2006, primarily due to the expanded activities. In 2006, these expenses sharply decreased from $379,000 in 2005 because the NASDAQ listing fees were paid in 2005 for additional shares issued in connection with the December 2004 stock split.

Noninterest expense, other than the categories specifically addressed above, increased by $0.7 million, or 7.1%, to $5.0 million in 2007 from $4.7 million in 2006. In 2006, noninterest expenses increased by $0.8 million, or 20.8%, from $3.9 million in 2005. Such increases represent the normal growth in association with the growth of our business activities and appear in line with our expectation.

Generally, noninterest expense increased less rapidly at 8.7% in 2007 compared to 20.5% in 2006. This was primarily due to the slowing of our economy, and that our successful expansion into the New York/New Jersey market in 2006 has paved the groundwork for our further expansion into the east coast in 2007 and beyond. Hence, we did not see the same level of increase in expenses in 2006. Nonetheless, Management anticipates that noninterest expense will continue to increase as we continue to grow. However, management remains committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

For the year ended December 31, 2007, we made a provision for income taxes of $17.3 million on pretax net income of $44.1 million, representing an effective tax rate of 39.2%, as compared with a provision for income taxes of $21.8 million on pretax net income of $55.7 million, representing an effective tax rate of 39.1% for 2006, and a provision of $18.8 million on pretax net income of $46.5 million, representing an effective tax rate of 40.3% for 2005.

The effective tax rate in 2007 stayed at about the same level as 2006. However, the effective tax rate in 2006 was slightly higher than 2005 by 1.2%, due mainly to the effect of a change in the 2005 estimated tax provision. We filed our 2006 income tax returns in the third quarter of 2006 and the actual income tax liability on the 2005 return was approximately $400,000 less than the provision we estimated in 2005, resulting in a reversal of tax payable in 2006. Our effective tax rates are usually one to two percentage points lower than statutory rates due to state tax benefits derived from doing business in an Enterprise Zone and the tax preferential treatment for the bank owned life insurance and low-income housing tax credit funds (see “Other Earning Assets” for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2007, 2006 and 2005, we had net deferred tax assets of $9.2 million, $9.7 million and $8.1 million, respectively.

On January 1, 2007, we adopted the provisions of FASB Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. As a result of applying the provisions of FIN 48, we recognized an increase in the liability for unrecognized tax benefit and related interest of $162,000. As of December 31, 2007, the total unrecognized tax benefit was $207,000. The adjustment was solely related to the state exposure from California Enterprise Zone net interest deductions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

As of the December 31, 2007, the total accrued interest related to uncertain tax positions, net of United States federal tax benefit, was $19,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

We file United States federal and state income tax returns in jurisdictions with varying statue of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition (see Note 12).

Financial Condition

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income increased by $248.5 million, or 15.92%, to $1.81 billion at December 31, 2007 from $1.56 billion at December 31, 2006. Total loans net of unearned income were $1.26 billion, $1.02 billion and $0.76 billion at December 31, 2005, 2004 and 2003, respectively. Total loans net of unearned income as a percentage of total assets were 82.4%, 77.7%, 75.8%, 80.6%, and 77.0% for 2007, 2006, 2005, 2004, and 2003 respectively.

In the ordinary course of our business, we originate and service our own loans. For salable loans that we choose to sell in the secondary market, we sell them with representations and warranties generally consistent with industry practices, but without recourse. The exception is SBA loans, which is our practice to resell these loans in the secondary market for the guaranteed portion with 90-day recourse. Hence, we do not retain much of the credit risk exposure on the loans sold. And, for all loans we originate and carry, we have not had any subprime loans.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.39 billion, $1.18 billion, $1.01 billion, $0.86 billion, and $0.61 billion, as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Real estate secured loans as a percentage of total loans were 76.6%, 75.8%, 80.1%, 84.2%, and 80.3% at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Due to the decline of the real estate market nation wide and our target marketing efforts for unsecured business and commercial loans, the composition of real estate secured loans have decreased in 2007 and 2006 compared to the prior years, and we believe there will be further decreases going forward. We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. However, we are extremely cautious at offering such unconventional loans to our customers, and currently we carried no subprime loans in our portfolio. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. This secondary market has become less active compared to the prior years, as the real estate market generally declines and a few key players in the market experience financial difficulties due to the credit crisis. Our total home mortgage loan portfolio outstanding at the end of 2007 and 2006 were $38.0 million and $40.6 million, respectively, and they represented only a small fraction of our total loan portfolio at 2.1% in 2007 and 2.6% in 2006. We have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2007 were $2.9 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $4.6 million and $1.1 million, respectively, at December 31, 2006.

Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $330.1 million, $278.2 million, $190.8 million, $136.0 million, and $126.6 million at the end of 2007, 2006, 2005, 2004 and 2003, respectively. Commercial and industrial loans were 18.2%, 17.8%, 15.1%, 13.3%, and 16.7% as a percentage of total loans at the end of 2007, 2006, 2005, 2004 and 2003, respectively. Such increases in recent years were mainly caused by our marketing strategy targeted for the relationship-based accounts, such as unsecured business and commercial loans. Under the current economic condition, we exercise more due diligence in acquiring new loans. Hence, we expect to see our loan portfolio to continue growing, but at a more controlled pace.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. The balance of consumer loans have increased in the recent three years compared to prior years, they are $33.6 million, $53.1 million, $42.9 million, $18.8 million, and $15.0 million, at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. However, as consumer loans present a higher risk potential compared to our loan products, especially during the current economic condition, we have reduced our effort in consumer lending in 2007. Hence, as of December 31, 2007, our consumer loan total was down $19.5 million from the prior year level. Nonetheless, consumer loans as a percentage of total loans have always been minimal. We do not see these loans, especially automobile loans, as our area of strength. Unlike other loan productions, management does not anticipate consumer loans to increase significantly going forward.

Construction loans are generally extended as a temporary financing vehicle only. In the third quarter of 2004, we formed a construction loan department by appointing a construction loan specialist as its manager. Since then, construction loans increased to $59.4 million, $46.3 million and $17.4 million, respectively at the end of 2007, 2006 and 2005, as compared with $7.0 million, and $7.8 million, respectively, at the end of 2004 and 2003. Construction loans as a percentage of total loans also increased to 3.3% at the end of 2007 from 3.0% and 1.4% in prior years. We expect to expand our construction lending activities with this specialized capacity under the guidance of the Commercial Loan Center.

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

The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
	2007	2006	2005	2004	2003
Construction	$59,443	$46,285	$17,366	$6,972	$7,845
Real estate secured	1,385,986	1,183,030	1,011,513	858,998	607,561
Commercial and industrial	330,052	278,165	190,796	135,943	126,631
Consumer	33,569	53,059	42,885	18,810	14,969
Total loans net of unearned income	$1,809,050	$1,560,539	$1,262,560	$1,020,723	$757,006
Participation loans sold and serviced by the Company	$338,166	$336,652	$273,876	$235,534	$180,558

Construction	3.3%	3.0%	1.4%	0.7%	1.0%
Real estate secured	76.6%	75.8%	80.1%	84.2%	80.3%
Commercial and industrial	18.2%	17.8%	15.1%	13.3%	16.7%
Consumer	1.9%	3.4%	3.4%	1.8%	2.0%
Total loans net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2007. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at December 31, 2007 before netting unearned income totaling $5.9 million and the gross amount of non accrual loans of $14.7 million is not included:

Loan Maturities and Repricing Schedule

	At December 31, 2007,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$59,443	$-	$-	$59,443
Real estate secured	836,643	471,665	68,076	1,376,384
Commercial and industrial	313,750	13,626	3,630	331,006
Consumer	20,781	12,634	-	33,415
Total loans	$1,230,617	$497,925	$71,706	$1,800,248

Loans with variable (floating) interest rates	$1,154,489	$21,439	$-	$1,175,928
Loans with predetermined (fixed) interest rates	$76,128	$476,486	$71,706	$624,320

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country have generally increased in the last 10-year span from 1996 to 2006. Since late 2006, we have started to see below-trend growth in GDP and a slowdown of the real estate market in Southern California and many other areas in the country. Following the emergence of the credit crisis around July 2007, the real estate market has generally declined throughout the country. Nonetheless, as of year end 2007, 76.5% of our loans are secured by first mortgages on various types of real estate with weighted average loan to value ratio of 60.4%. We expect to see this decline in real estate values to continue into 2008, so with the current economic conditions, no assurance can be given that property values will not significantly decrease further in 2008.

Nonperforming Assets

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other nonperforming assets.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. Other nonperforming assets, mainly other real estate owned, or OREO, and repossessed vehicles, consist of properties acquired by foreclosure or similar means that management intends to offer for sale.

Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of nonperforming loans prior to 2007. However, the general economic condition of the United States as well as the local economies in which we do business has shown a slowdown as the housing sector declined in 2007 and the transition to below-trend GDP growth has started. This transition of the economy affected our borrowers’ strength and our nonperforming loans, net of SBA guaranteed portion, increased to $10.6 million at the end of 2007, as compared with $6.8 million, $2.5 million, $2.7 million, and $3.7 million at the end of 2006, 2005, 2004, and 2003, respectively. At December 31, 2007, the nonperforming loans as a percentage of total loans was 0.59%, increased from 0.44%, 0.20%, 0.26% and 0.50% in 2006, 2005, 2004 and 2003, respectively.

At December 31, 2007, we had $183,000 as other nonperforming assets, the majority of which were represented by one OREO ($133,000) foreclosed in October 2007. We have listed the property for sale as of December 31, 2007. At the end of 2006, we had a different OREO, which was subsequently sold in January 2007 at a small loss. At the end of 2005, we had three OREO as other nonperforming assets in an amount of $294,000, which were subsequently sold without significant losses. We had no other nonperforming assets at the end of 2004. And, at the end of 2003, our only nonperforming asset was a single-family residence in an amount of $377,000, which was subsequently sold without a significant loss. Together with OREO and repossessed vehicles, we managed the ratio of nonperforming assets as a percentage of total loans and other nonperforming assets at a relatively low level for the past five years, equaling 0.60%, 0.45%, 0.22%, 0.26%, and 0.54% as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2007. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2007, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

The following tables provide information with respect to the components of our nonperforming assets as of the dates indicated (the figures in the table are gross and net of the portion guaranteed by the U.S. Government, respectively):

Non-performing Assets (Gross)

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:[1]
Real estate secured	$10,250	$5,190	$2,992	$4,483	$4,617
Commercial and industrial	4,314	3,323	1,714	2,067	2,316
Consumer	154	930	292	-	-
Total	14,718	9,443	4,998	6,550	6,933
Loans 90 days or more past due and still accruing (as to principal or interest):
Real estate secured	117	833	553	-	-
Commercial and industrial	4	833	435	-	29
Consumer	187	6	-	42	67
Total	308	1,672	988	42	96
Restructured loans:[2,3]
Commercial and industrial	-	-	-	14	23
Total	-	-	-	14	23
Total nonperforming loans	15,026	11,115	5,986	6,606	7,052
Repossessed vehicles	50	95	-	-	-
Other real estate owned	133	138	294	-	377
Total nonperforming assets	$15,209	$11,348	$6,280	$6,606	$7,429

Nonperforming loans as a percentage of total loans	0.83%	0.71%	0.47%	0.65%	0.93%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.84%	0.73%	0.50%	0.65%	0.98%
Allowance for loan losses as a percentage of nonperforming loans	143.62%	167.83%	233.87%	168.19%	127.78%

[1]
During the fiscal year ended December 31, 2007, no interest income related to these loans was included in net income. Additional interest income of approximately $1.67 million would have been recorded during the year ended December 31, 2007, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2007 or, if not outstanding throughout the fiscal year ended December 31, 2007, since origination.

[2]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
[3]
During the fiscal year ended December 31, 2007, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2007, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2007.

Non-performing Assets (Net of SBA Guaranteed)

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:[1]
Real estate secured	$8,154	$2,530	$1,171	$2,242	$3,086
Commercial and industrial	1,986	2,342	341	401	543
Consumer	154	930	292	-	-
Total	10,294	5,802	1,804	2,643	3,629
Loans 90 days or more past due and still accruing (as to principal or interest):
Construction	-	-	-	-	-
Real estate secured	117	209	553	-	-
Commercial and industrial	4	838	111	-	29
Consumer	187	-	-	42	67
Total	308	1,047	664	42	96
Restructured loans:[2,3]
Real estate secured	-	-	-	-	-
Commercial and industrial	-	-	-	14	23
Consumer	-	-	-	-	-
Total	-	-	-	14	23
Total nonperforming loans	10,602	6,849	2,468	2,699	3,748
Repossessed vehicles	50	95	-	-	-
Other real estate owned	133	138	294	-	377
Total nonperforming assets	$10,785	$7,082	$2,763	$2,699	$4,125

Nonperforming loans as a percentage of total loans	0.59%	0.44%	0.20%	0.26%	0.50%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.60%	0.45%	0.22%	0.26%	0.54%
Allowance for loan losses as a percentage of nonperforming loans	203.55%	272.38%	567.15%	411.63%	240.45%

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

With the economic transition addressed in “Nonperforming Assets” above, the net charge-offs in 2007 increased to $11.0 million when the weak business climate adversely impacted the financial condition of a certain number of our clients, as compared with $1.8 million, $0.3 million, $0.9 million, and $0.1 million, respectively in 2006, 2005, 2004 and 2003. The net charge-offs in 2007 were mainly comprised of $8.8 million commercial and industrial loan charge-offs, and $1.7 million consumer loan charge-offs. The majority of the $1.7 million consumer loan charge-offs were the charge-offs of automobile loans, including automobile inventory financing, extended in connection with two used car dealers who closed down their businesses in the mid 2006. This $11.0 million net charge-offs represents 0.66% of average total loans in 2007, higher than 0.13%, 0.03%, 0.10%, and 0.02%, respectively, in 2006, 2005, 2004, and 2003.

[1]
During the fiscal year ended December 31, 2007, no interest income related to these loans was included in net income. Additional interest income of approximately $1.67 million would have been recorded during the year ended December 31, 2007, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2007 or, if not outstanding throughout the fiscal year ended December 31, 2007, since origination.

[2]	A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

[3]
During the fiscal year ended December 31, 2007, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2007, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2007.

In order to keep pace with the increase of nonperforming loans and our loan portfolio, we increased our allowance for loan losses by 15.7%, or $2.9 million, to $21.6 million at December 31, 2007, as compared with $18.7 million at December 31, 2006. Such allowances were $14.0 million, $11.1 million, and $9.0 million at December 31, 2005, 2004, and 2003, respectively. With the continued increase of the allowance for loan losses in recent years, we were able to maintain the adequate ratio of allowance for loan losses to total loans at 1.19%, 1.20%, 1.11%, 1.09%, and 1.19% at the end of 2007, 2006, 2005, 2004, and 2003, respectively. Management believes that the current ratio of 1.19% is in line with our peer group average and adequate for our loan portfolio because the level of total non-performing loans as of December 31, 2007 was relatively low at 0.59% of total loans.

Although management believes the allowance at December 31, 2007 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balances:
Average total loans outstanding during year	$1,668,341	$1,423,513	$1,132,829	$905,556	$629,466
Total loans outstanding at end of year	1,809,050	1,560,539	1,262,560	1,020,723	757,005
Allowance for loan losses:
Balances at beginning of year	18,654	13,999	11,111	9,011	6,343
Actual charge-offs:
Real estate secured	785	138	127	-	306
Commercial and industrial	8,752	883	866	1,230	623
Consumer	1,734	1,141	107	139	23
Total charge-offs	11,271	2,162	1,100	1,369	952
Recoveries on loans previously charged off
Real estate secured	-	146	30	-	-
Commercial and industrial	119	148	708	419	848
Consumer	204	26	37	42	2
Total recoveries	323	320	775	461	850
Net loan charge-offs	10,948	1,842	324	908	102
Allowance for loan losses acquired in LBNY acquisition	-	601	-	-	-
Provision for loan losses	14,980	6,000	3,350	3,567	2,783
Less: provision for losses on off balance sheet item	1,107	104	137	559	13
Balances at end of year	$21,579	$18,654	$13,999	$11,111	$9,011
Ratios:
Net loan charge-offs to average total loans	0.66%	0.13%	0.03%	0.10%	0.02%
Allowance for loan losses to total loans at end of year	1.19%	1.20%	1.11%	1.09%	1.19%
Net loan charge-offs to allowance for loan losses at end of year	50.73%	9.88%	2.32%	8.17%	1.13%
Net loan charge-offs to provision for loan losses	73.08%	30.70%	9.68%	25.46%	3.68%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	(Dollars in Thousands)
Applicable to:	2007	2006	2005	2004	2003
Construction	$557	$352	$152	$66	$80
Real estate secured	13,445	9,933	9,751	8,081	6,991
Commercial and industrial	7,023	7,164	3,742	2,796	1,852
Consumer	554	1,205	354	168	88
Total Allowance	$21,579	$18,654	$13,999	$11,111	$9,011
Construction	2.58%	1.89%	1.09%	0.59%	0.89%
Real estate secured	62.30%	53.24%	69.65%	72.73%	77.58%
Commercial and industrial	32.55%	38.41%	26.73%	25.17%	20.55%
Consumer	2.57%	6.46%	2.53%	1.51%	0.98%
Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2007:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$101,910	$53,998	$-	$-	$155,908
Junior subordinated debenture	5,240	6,450	2,765	87,321	101,776
Operating leases	3,138	5,372	3,409	4,916	16,835
Time deposits	946,568	12,973	-	10	959,551
Total	$1,056,85	$78,793	$6,174	$92,247	$1,234,070

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2007, 2006 and 2005, we had commitments to extend credit of $284.9 million, $141.2 million, and $104.3 million, respectively. Obligations under standby letters of credit were $10.0 million, $9.5 million, and $2.5 million, for 2007, 2006 and 2005, respectively, and the obligations under commercial letters of credit were $10.8 million, $14.8 million, and $11.4 million for the same periods.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2007, 2006, and 2005, we had $10 million, $130 million and $126 million, respectively, in federal funds sold and repurchase agreements. We did not have any interest bearing deposit in other financial institutions as of December 31, 2007 and 2006, as compared to $0.5 million as of December 31, 2005. The $120 million decrease in federal funds sold was primarily attributable to the $49.2 million increase in investment securities, $7.3 million increase in cash and due from other banks, with the rest of increase attributed to the increase in our loan balance. Hence, cash and cash equivalents balance was $92.5 million as of December 31, 2007.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. As of December 31, 2007, our investment portfolio is primarily comprised of United States government agency securities, nearly 90% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS’s, and collateralized mortgage obligations, or CMO’s, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Our investment portfolio currently contains 0% subprime mortgages. Besides the U.S. government agency securities, we also have 7% investment in corporate debt and 3% municipal debt securities. Most of our corporate and municipal debt securities are “Triple A” rated, with only $5.5 million rated one class below the “Triple A” rating, but are also considered investment grade. We did not early adopt SFAS No. 157 in 2007, and in 2007, we classified our investment securities as “held-to-maturity” or “available-for-sale.” Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. We are in the process of evaluating the impact of SFAS No. 157 adoption on the consolidated financial statements. The fair market values of our held-to-maturity and available-for-sale securities were respectively $7.4 million and $224.3 million as of December 31, 2007.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2007		As of December 31, 2006		As of December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$7,000	$7,001	$14,000	$13,845	$19,993	$19,684
Collateralized mortgage obligations	164	151	196	181	248	229
Municipal securities	220	220	425	419	2,619	2,598

Available for Sale:
Securities of government sponsored enterprises	64,932	65,175	87,809	87,511	77,882	76,981
Mortgage backed securities	60,470	60,557	21,033	20,917	23,451	23,158
Collateralized mortgage obligations	73,416	73,286	38,650	38,260	26,302	25,870
Corporate securities	17,390	17,484	13,445	13,387	8,132	8,047
Municipal securities	7,725	7,754	7,725	7,763	4,661	4,594

Total investment securities	$231,317	$231,628	$183,283	$182,283	$163,288	$161,161

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2007:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Securities of government sponsored enterprises	$-	-	$5,000	4.58%	$2,000	4.46%	$-	-	$7,000	4.55%
Collateralized mortgage obligations	-	-	164	3.98%	-	-	-	-	164	3.98%
Municipal securities	220	4.12%	-	-	-	-	-	-	220	4.12%

Available-for-sale:
Securities of government sponsored enterprises	16,012	4.70%	37,126	4.98%	12,037	5.16%	-	-	65,175	4.95%
Mortgage backed securities	11,135	5.02%	2,114	5.00%	209	5.62%	47,099	5.70%	60,557	5.55%
Collateralized mortgage obligations	-	-	73,286	5.13%	-	-	-	-	73,286	5.13%
Corporate securities	5,338	3.59%	12,146	5.31%	-	-	-	-	17,484	4.79%
Municipal securities	400	5.02%	-	-	4,642	3.75%	2,712	4.31%	7,754	4.01%

Total investment securities	$33,105	4.63%	$129,836	5.08%	$18,888	4.74%	$49,811	5.63%	$231,640	5.11%

Our investment securities holdings increased by $49.2 million, or 27.0%, to $231.6 million at December 31, 2007, compared to holdings of $182.5 million at December 31, 2006. Holdings at December 31, 2005 were $161.5 million. Total investment securities as a percentage of total assets were 10.5% and 9.1% at December 31, 2007 and 2006, respectively, compared to 9.8% at December 31, 2005. As of December 31, 2007, investment securities having a carrying value of $208.7 million were pledged to secure certain deposits.

As of December 31, 2007, held-to-maturity securities, which are carried at their amortized costs, decreased to $7.4 million from $14.6 million and $22.9 million at December 31, 2006 and 2005, respectively. Available-for-sale securities, which are stated at their fair market values, increased to $224.3 million at December 31, 2007 from $167.8 million and $138.7 million at December 31, 2006 and 2005, respectively. These increases reflect a strategy of improving our liquidity level using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006, respectively (dollars in thousands):

As of December 31, 2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$-	$-	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligations	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage-backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)
	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

As of December 31, 2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligations	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Corporate securities	-	-	2,929	(68)	2,929	(68)
Municipal securities	-	-	3,802	(34)	3,802	(34)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

As of December 31, 2007, the total unrealized losses less than 12 months old were $61,000, and total unrealized losses more than 12 months old were $488,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $46.1 million at December 31, 2007, and those with unrealized losses more than 12 months old were $21.1 million. As of December 31, 2006, the total unrealized losses less than 12 months old were $60,000 and total unrealized losses more than 12 months old were $1.2 million. The aggregate related fair value of investments with unrealized losses less than 12 months old was $31.8 million at December 31, 2006, and those with unrealized losses more than 12 months old were $99.5 million.

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

We have the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time we expect to receive full value for the securities. As of December 31, 2007 and 2006, we also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses were largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. We do not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007 and 2006, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning assets discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the BOLI.

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

In 2003, we also invested in two low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF - $1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. In 2007, we made $4 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions.

As a collateral for the FHLB borrowings, we are required by FHLB to invest in FHLB stocks. In 2007, our total additional investment in FHLB stocks was $732,000, and our total dividends received from our FHLB stock holdings were $421,400. Therefore, the total asset value of the FHLB stock increased $1,153,400 to $8,695,100 as of year end 2007 from $7,541,700 million in the prior year.

The balances of other earning assets as of December 31, 2007 and December 31, 2006 were as follows (dollars in thousands):

Type	Balance as of December 31, 2007	Balance as of December 31, 2006
BOLI	$16,228	$15,636
LIHTCF	6,222	4,206
Federal Home Loan Bank Stock	8,695	7,542

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at December 31, 2007, 2006 and 2005 were $1.76 billion, $1.75 billion and $1.41 billion, respectively, representing a slight increase of $11.1 million, or 0.6%, in 2007 and $342.5 million, or 24.3%, in 2006. The average deposits for the years ended December 31, 2007, 2006 and 2005 were $1.74 billion, $1.58 billion, and $1.23 billion, respectively, representing an increase of $161.1 million, or 10.2%, in 2007, and of $347.5 million, or 28.3%, in 2006. The slow down in deposit growth was primarily due to the stiff competition among other banks in the community. We expect our expansion into the New York/New Jersey area and more branch coverage within our primary market of Southern California to offset the loss of deposit from competition. In 2008, we expect to see a moderate but higher deposit growth rate than 2007.

After 2004, our niche market depositor’s preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Pursuant to our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits over the average total deposits slightly decreased to 53.2% in 2007 from 54.8% in 2006. Such percentage in 2005 was 52.9%. Since late 2006, we have continued to promote our core-deposit campaign in order to achieve the assigned core deposit goals and reduce our level of time deposit reliance going forward.

The average rate paid on time deposits in denominations of $100,000 or more increased to 5.22% in 2007 as compared with 5.11% in 2006, which previously increased from 3.49% in 2005. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)

Demand, noninterest-bearing	$315,176		$310,031		$286,966
Money market	445,130	4.51%	356,602	4.25%	247,313	2.93%
Super NOW	22,511	1.32%	20,853	1.18%	21,446	0.87%
Savings	29,816	2.38%	25,093	1.32%	22,878	0.73%
Time certificates of deposit in denominations of $100,000 or more	776,697	5.22%	706,729	5.11%	532,207	3.49%
Other time deposits	146,837	4.87%	155,741	4.58%	116,698	3.20%
Total deposits	$1,736,167	3.96%	$1,575,049	3.74%	$1,227,508	2.44%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2007 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2007

(Dollars in Thousands)

Three months or less	$419,566
Over three months through six months	176,436
Over six months through twelve months	181,721
Over twelve months	11,160
Total	$788,883

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients’ carry deposit balances that were more than 1% of our total deposits, but at both December 31, 2007, 2006 and 2005, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have increased these deposits to $62.6 million at December 31, 2007 from $5.2 million and $23.0 million, at December 31, 2006 and 2005, respectively, in order to improve our net interest margin. Most of the brokered deposits will mature within one year. Since brokered deposits are a non-core funding source, we will closely monitor their growth.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. Since 2002, we have increased borrowings from FHLB in order to take advantage of the flexibility of the program and its reasonable cost. See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2007 and 2006:

(Dollars in Thousands)	2007	2006
Balance at year-end	$150,000	$20,000
Average balance during the year	$46,890	$39,108
Maximum amount outstanding at any month-end	$155,000	$56,000
Average interest rate during the year	4.24%	3.83%
Average interest rate at year-end	4.22%	3.68%

Junior Subordinated Debentures; Trust Preferred Securities

In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77,321,000 of Junior Subordinated Debentures in connection with a $75,000,000 trust preferred securities issuance by statutory trusts wholly-owned by the Company.

December 2002 Bank Level Junior Subordinated Debenture. In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the “2002 debenture”). The interest rate payable on the 2002 debenture was 7.96% at December 31, 2007, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $10 million debenture, in whole or in part, was callable upon the Bank’s option on any March 26, June 26, September 26 or December 26 on or after December 26, 2007 (the “Redemption Date”) pursuant to Section 10.1 of the Debenture agreement. Depending on the level of interest rate difference and our level of fund sources, we may decide to exercise and call the debenture in 2008.

The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for holding company level capital purposes under current Federal Reserve Board capital guidelines.

December 2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the “2003 debenture”) in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I’s 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 7.84% at December 31, 2007, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the 2003 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after December 17, 2008.

March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the “March 2005 debenture”) in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II’s March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 6.78% at December 31, 2007, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after March 17, 2010.

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

July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance. In July 2007, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust IV, which issued $25 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the “July 2007 debenture”) in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV’s July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 6.37% at December 31, 2007, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2012.

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

Under the final rule, as of December 31, 2007, Wilshire Bancorp counted $57.1 million of the trust preferred securities as Tier 1 capital, and $17.9 million as Tier 2 capital.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2007, 2006 and 2005 totaled approximately $324.7 million, $378.6 million and 355.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 14.8%, 18.8% and 21.3% at December 31, 2007, 2006 and 2005, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. While this fund provides flexibility and reasonable cost, we limit our use to 50% of our borrowing capacity, as such borrowing does not qualify as core funds. As of December 31, 2007, our borrowing capacity from the FHLB was about $461 million and the outstanding balance was $150 million, or approximately 32.6% of our borrowing capacity. As of December 31, 2007, we also maintained a guideline to purchase up to $30 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively.

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

As of December 31, 2007, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

	Regulatory Adequately-	Regulatory Well-	Actual ratios for the Company as of:
Wilshire Bancorp, Inc.	Capitalized Standards	Capitalized Standards	December 31, 2007	December 31, 2006	December 31, 2005
Total capital to risk-weighted assets	8%	10%	14.58%	13.63%	14.41%
Tier I capital to risk-weighted assets	4%	6%	11.83%	11.81%	11.60%
Tier I capital to adjusted average assets	4%	5%	10.36%	9.79%	9.39%

	Regulatory Adequately-	Regulatory Well-	Actual ratios for the Bank as of:
Wilshire State Bank	Capitalized Standards	Capitalized Standards	December 31, 2007	December 31, 2006	December 31, 2005
Total capital to risk-weighted assets	8%	10%	13.59%	13.51%	13.05%
Tier I capital to risk-weighted assets	4%	6%	11.80%	11.68%	11.15%
Tier I capital to adjusted average assets	4%	5%	10.33%	9.69%	9.04%

At December 31, 2007, total shareholders’ equity increased by $22.2 million, after declaring cash dividends of $5.9 million, to $171.8 million from $149.6 million at December 31, 2006. Such additional capital was primarily derived from internally generated operating income. In 2006, total shareholders’ equity also grew by $36.5 million from $113.1 million at December 31, 2005, after declaring cash dividends of $5.8 million, primarily from internally generated operating income of $33.9 million. Our equity also increased by the share-based compensation and other comprehensive income.

As of December 31, 2007, for the regulatory capital ratio computation purpose, we considered the Junior Subordinated Debentures of $87.3 million, which consists of $10.0 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75.0 million trust preferred securities. At December 31, 2006, Wilshire Bancorp accounted for $50.0 million of such securities as Tier 1 capital and $10.0 million as Tier 2 capital. As of December 31, 2007, with the issuance of July 2007 debentures, the portion qualified for Tier 1 capital increased to $57.1 million, reducing the portion for Tier 2 capital to $27.9 million. For the Bank level, only the $10.0 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See “Deposits and Other Sources of Funds” for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

Repurchase of Common Stock

To take advantage of the recent low market price of our common stock, the Company’s board of directors authorized a repurchase program in July 2007 to allow discretion of management decisions in purchasing our outstanding common stock from the open market.

Pursuant to the stock repurchase program authorized by the Company’s board of directors in July 2007, management repurchased the Company’s outstanding common stock on various dates in August 2007 and November 2007 on cost basis as listed below:

Period	Shares Purchased	Total Amount
08/01/2007 -08/31/2007	39,625	$410,395
11/01/2007 -11/30/2007	87,800	851,294
Total	127,425	$1,261,689

Recent Accounting Pronouncements

In September 2006, the FASB issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity’s first fiscal year after December 15, 2007. We adopted EITF 06-4 on January 1, 2008 using the later option, based on the future death benefit. We are in the process of evaluating the impact of this adoption on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when the accounting principles generally accepted in the United States of America (“GAAP”) requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. We are in the process of evaluating the impact of this adoption on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. We are in the process of evaluating the impact of this adoption on the consolidated financial statements.

At the June 14, 2007 EITF meeting, the SEC staff announced revisions to EITF D-98 related to the release of SFAS No. 159. The SEC staff announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF D-98. As a consequence, the fair value option under SFAS No.159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. Registrants that do not choose retrospective application should apply the announcement prospectively to all affected instruments that are entered into, modified, or otherwise subject to remeasurement event in the registrant’s first fiscal quarter beginning after September 15, 2007. We do not expect the adoption of EITF D-98 to have a material impact on the consolidated financial statements or results of operations of the Company.

In November 2007, EITF Issued EITF 07-6, Accounting for Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sale of Real Estate, When the Agreement Includes a Buy-Sell Clause. The Task Force reached a consensus that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66, Accounting for Sale of Real Estate. However, continuing involvement could be present if the buy-sell clause, in conjunction with other implicit and explicit terms of the arrangement, indicate that the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. The consensus is effective for fiscal years beginning after December 15, 2007. The consensus applies to new assessments made under SFAS No.66 after the consensus’ effective date. We do not expect the adoption of EITF No. 07-6 to have any material impact on the consolidated financial statements or results of operations of the Company.

In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, which superseded SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 109 indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan fair value for all written loan commitments that are accounted for at fair value through earnings. The bulletin retains the view of SAB No. 105 about recording the internally developed intangible assets as part of the fair value of a derivative loan commitment. SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal years beginning after December 15, 2007. We do not expect the adoption of SAB No. 109 to have a material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This new statement revises SFAS No. 141, which was issued June 2001. SFAS No. 141R changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 requires a non-controlling interest or minority interest to be reported by all entities in the same way, which is as equity in the consolidated financial statements. It also requires income attributable to the non-controlling interest to be disclosed on the face of the consolidated statement of income. Furthermore, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The provisions of SFAS No. 160 should be applied prospectively, except for presentation and disclosure requirements. The presentation and disclosure requirements should be applied retrospectively for all periods presented. We are currently assessing the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

We are currently in a liability-sensitive position for the one year time frame, but we are slightly asset-sensitive for the first three months of 2008. In general, based upon our current mix of deposits, loans and investments, decreases in interest rates would be expected to increase our net interest margin. Increases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At December 31, 2007, our position appeared liability-sensitive for a one-year timeframe with a liability sensitive cumulative gap of minus 16.70% of average interest-earning assets. We do not anticipate a major change in our net interest margin as we expect such repricing gap, if it occurred, to be eliminated within a year.

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

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 4.6% positive gap for the three-month timeframe. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALM policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2007
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans[1]	$1,167,312	$63,305	$497,925	$71,706	$1,800,248
Investment securities	13,653	19,452	129,836	68,699	231,640
Federal funds sold and cash equivalents	10,004	-	-	-	10,004
Interest-earning deposits	-	-	-	-	-
Total	$1,190,969	$82,757	$627,761	$140,405	$2,041,892

Interest-bearing liabilities:
Savings deposits	$31,812	$-	$-	$-	$31,812
Time deposits of $100,000 or more	419,566	358,157	11,160	-	788,883
Other time deposits	40,688	100,768	1,254	5	142,715
Other interest-bearing deposits	485,547	-	-	-	485,547
Other borrowings	121,857	50,000	65,464	-	237,321
Total	$1,099,470	$508,925	$77,878	$5	$1,686,278

Interest rate sensitivity gap	$91,499	($426,168)	$549,883	$140,400	$355,614
Cumulative interest rate sensitivity gap	$91,499	($334,669)	$215,214	$355,614
Cumulative interest rate sensitivity gap ratio (based on total assets)	4.57%	-16.70%	10.74%	17.75%

1Excludes the gross amount of non-accrual loans of approximately $14.7 million at December 31, 2007.

The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2007.

(Dollars in Thousands)

Change (in Basis Points)	Net Interest Income (Next Twelve Months)	% Change	NPV	% Change
+200	$96,278	5.74%	$283,487	4.60%
+100	93,969	3.20%	279,861	3.26%
0	91,052	-	271,025	-
-100	86,346	-5.17%	249,916	-7.79%
-200	80,559	-11.52%	221,745	-18.18%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. We also permit the purchase of rate caps and floors and interest rate swaps, although we only engaged once in the interest rate swap agreement in September 2003 on the notional amount of $3 million which was subsequently terminated without any gain or loss by mutual agreement between us and a brokerage company in January 2004.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included in Part IV, Item 15(a)(1) and are presented beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our interim chief executive officer and interim chief financial officer concluded that, as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. The Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited the internal control over financial reporting of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 13, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 13, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference to the Company’s proxy statement (schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the Company’s proxy statement (schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

Information required by this item is incorporated herein by reference to the Company’s proxy statement (schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007.

Item 13.	Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the Company’s proxy statement (schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the Company’s proxy statement (schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2007.

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

(3) Exhibits

Exhibit Table
Reference Number	Item

3.1	Articles of Incorporation, as amended and restated [1]

3.2	Bylaws, as amended and restated [1]

4.1	Specimen of Common Stock Certificate [2]

4.2	Indenture of Subordinated Debentures [2]

4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [2]

4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003 [3]

4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 [3]

4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 [3]

4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005 [3]

4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 [3]

4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 [3]

4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 [3]

4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 [3]

4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007. [4]

4.13
Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007. [4]

4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007. [4]

10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office - 1st floor) [5]

10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch) [5]

10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [5]

10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch) [5]

10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc. [5,14]

10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) [8]

10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office) [8]

10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office) [9]

10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter - 14th floor) [10]

10.10	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office) [12]

10.11	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office) [10]

10.12	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office) [11]

10.13	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office) [11]

10.14	Survivor income plan and exhibit thereto (Split dollar agreement) [14,15]

10.15	Stock Purchase Agreement by and between Wilshire Bancorp, Inc. and Texas Bank dated January 29, 2004 [7]

10.16	Consulting Agreement with Soo Bong Min dated December 19, 2007 [14,15]

11	Statement Regarding Computation of Net Earnings per Share [13]

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Exhibits in the Registration Statement on Form S-4 filed with the SEC on June 15, 2004.
[2]	Incorporated by reference to the Exhibits in the Registration Statement on Form S-4 filed with the SEC on April 1, 2004.
[3]	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on March 16, 2007.
[4]	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the SEC on November 9, 2007.
[5]	Incorporated by reference to the Exhibits to the Company’s Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.
[6]	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on May 16, 2003.
[7]	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 29, 2004.
[8]	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 30, 1999.
[9]	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on April 5, 2000.
[10]	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 29, 2001.
[11]	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 31, 2004.
[12]	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on August 20, 2003.
[13]	The information required by this Exhibit is incorporated by reference from Note 18 of the Company’s Financial Statements included herein.
[14]	Indicates compensation or compensatory plan, contract or arrangement.
[15]	Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.
a California corporation
Date: March 17, 2008	By:	/s/ Elaine S. Jeon
Elaine S. Jeon Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH	Chairman and Director	March 17, 2008
STEVEN KOH

/s/ JOANNE KIM	Interim President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
JOANNE KIM

/s/ ELAINE S. JEON	Interim Chief Financial Officer	March 17, 2008
ELAINE S. JEON	(Principal Financial Officer and Principal Accounting Officer)

/s/ LAWRENCE JEON	Director	March 17, 2008
LAWRENCE JEON

/s/ KYU-HYUN KIM	Director	March 17, 2008
KYU-HYUN KIM

/s/ MEL ELLIOT	Director	March 17, 2008
MEL ELLIOT

/s/ RICHARD Y. LIM	Director	March 17, 2008
RICHARD Y. LIM

/s/ FRED F. MAUTNER	Director	March 17, 2008
FRED F. MAUTNER

/s/ YOUNG H. PAK	Director	March 17, 2008
YOUNG H. PAK

/s/ HARRY SIAFARIS	Director	March 17, 2008
HARRY SIAFARIS

/s/ GAPSU KIM	Director	March 17, 2008
GAPSU KIM

(This page intentionally left blank)

Wilshire Bancorp, Inc.
Financial Statements as of December 31, 2007
and 2006 and for Each of the Three Years in the
Period Ended December 31, 2007 and
Report of Independent Registered Public
Accounting Firm

(This page intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 13, 2008

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$82,505,862	$75,243,346
Federal funds sold and other cash equivalents	10,003,552	130,003,268
Cash and cash equivalents	92,509,414	205,246,614
Securities available for sale, at fair value (amortized cost of $223,933,323 and $168,662,357 at December 31, 2007 and 2006, respectively)	224,255,643	167,837,734
Securities held to maturity, at amortized cost (fair value of $7,371,635 and $14,445,714 at December 31, 2007 and 2006, respectively)	7,383,862	14,620,870
Interest-only strips, at fair value (amortized cost of $429,597 and $1,008,064 at December 31, 2007 and 2006, respectively)	753,343	1,130,006
Loans held for sale—at the lower of cost or market	7,912,284	5,496,421
Loans receivable, net of allowance for loan losses of $21,579,403 and $18,654,082 at December 31, 2007 and 2006, respectively	1,779,558,242	1,536,388,815
Bank premises and equipment—net	10,960,092	10,464,600
Federal Home Loan Bank stock, at cost—net	8,695,100	7,541,700
Accrued interest receivable	10,062,050	10,049,265
Other real estate owned—net	133,400	138,000
Deferred income taxes—net	9,151,170	9,722,008
Servicing assets	4,949,572	5,080,466
Due from customers on acceptances	3,377,223	2,385,134
Cash surrender value of life insurance	16,228,282	15,635,773
Goodwill	6,674,772	6,674,772
Core deposit intangible	1,358,821	1,532,485
Favorable lease intangible	228,015	352,231
Other assets	12,514,140	8,186,927
TOTAL	$2,196,705,425	$2,008,483,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$314,114,461	$319,310,552
Interest bearing:
Savings	31,812,238	29,019,943
Time deposits of $100,000 or more	788,882,544	812,105,950
Other time deposits	142,715,172	160,933,032
Money market accounts and other	485,546,712	430,603,175
Total deposits	1,763,071,127	1,751,972,652
Federal Home Loan Bank borrowings	150,000,000	20,000,000
Junior subordinated debentures	87,321,000	61,547,000
Accrued interest payable	10,440,374	12,006,124
Acceptances outstanding	3,377,223	2,385,134
Other liabilities	10,709,652	10,937,886
Total liabilities	2,024,919,376	1,858,848,796
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,253,311 shares and 29,197,420 shares at December 31, 2007 and 2006, respectively	50,895,121	49,122,536
Accumulated other comprehensive income (loss), net of tax expense (benefit) of $566,571 and $448,037 at December 31, 2007 and 2006, respectively	374,563	(407,612)
Retained earnings	121,778,054	100,920,101
	173,047,738	149,635,025
Less Treasury stock, at cost, 127,425 shares and no shares at December 31, 2007 and and December 31, 2006, respectively	(1,261,689)	-
Total shareholders’ equity	171,786,049	149,635,025
TOTAL	$2,196,705,425	$2,008,483,821

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$144,739,704	$127,840,571	$89,627,755
Interest on investment securities and deposits in
other financial institutions	9,975,191	8,673,540	4,864,602
Interest on federal funds sold and other cash equivalents	2,920,820	4,885,559	2,796,128
Total interest income	157,635,715	141,399,670	97,288,485

INTEREST EXPENSE:
Deposits	68,765,653	58,943,556	29,914,136
Interest on other borrowings	7,519,924	5,879,725	4,426,541
Total interest expense	76,285,577	64,823,281	34,340,677

NET INTEREST INCOME BEFORE PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	81,350,138	76,576,389	62,947,808

PROVISION FOR LOSSES ON LOANS AND
LOAN COMMITMENTS	14,980,000	6,000,000	3,350,000

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES AND LOAN COMMITMENTS	66,370,138	70,576,389	59,597,808

NONINTEREST INCOME:
Service charges on deposit accounts	9,780,713	9,554,319	7,546,982
Gain on sale of loans	7,501,772	11,641,936	8,310,229
Loan-related servicing fees	1,611,770	2,098,987	1,996,916
Income from other earning assets	1,147,621	1,045,457	874,240
Other income	2,541,693	2,059,309	1,749,093
Total noninterest income	22,583,569	26,400,008	20,477,460

NONINTEREST EXPENSES:
Salaries and employee benefits	24,437,210	23,823,348	19,226,244
Occupancy and equipment	5,302,130	4,554,096	3,465,388
Data processing	3,089,211	2,449,883	1,916,911
Loan referral fees	1,370,012	1,522,812	1,283,981
Outsourced service for customers	1,783,087	1,348,752	1,434,853
Advertising and promotional	1,229,816	1,256,260	965,939
Professional fees	1,391,609	1,143,062	857,959
Office supplies	701,959	708,936	654,456
Directors’ fees	553,984	535,068	492,630
Communications	483,041	461,573	428,232
Investor relations	293,854	262,465	378,465
Deposit insurance premiums	923,431	186,502	154,768
Amortization of core deposit intangible	173,664	107,575	-
Amortization of favorable lease intangible	124,217	77,253	-
Other operating	2,981,712	2,794,421	2,303,017
Total noninterest expenses	44,838,937	41,232,006	33,562,843

INCOME BEFORE INCOME TAX PROVISION	44,114,770	55,744,391	46,512,425

INCOME TAX PROVISION	17,308,552	21,802,732	18,752,776

NET INCOME	$26,806,218	$33,941,659	$27,759,649
EARNINGS PER SHARE:
Basic	$0.91	$1.17	$0.97
Diluted	$0.91	$1.16	$0.96

Average shares outstanding for basic earning per share	29,339,454	28,986,217	28,544,474
Average shares outstanding for diluted earning per share	29,449,211	29,330,732	28,913,542

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

	Common Stock				Accumulated
	Gross				Other		Treasury	Total
	Shares	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Issued	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity

BALANCE—January 1, 2005	28,142,470		28,142,470	$38,926,430	$(223,703)	$49,604,891	$-	$88,307,618
Stock options exercised	488,130		488,130	480,300				480,300
Cash dividend declared						(4,574,918)		(4,574,918)
Tax benefit from stock options exercised				1,933,718				1,933,718
Comprehensive income:
Net income						27,759,649		27,759,649
Other comprehensive income:
Change in unrealized loss on
interest-only strips					(8,498)			(8,498)
Change in unrealized loss on
securities available for sale					(794,001)			(794,001)
Comprehensive income								$26,957,150
BALANCE—December 31, 2005	28,630,600	-	28,630,600	$41,340,448	$(1,026,202)	$72,789,622	$-	$113,103,868
Stock options exercised	238,710		238,710	474,028				474,028
Cash dividend declared						(5,811,180)		(5,811,180)
Stock compensation expense				472,219				472,219
Tax benefit from stock options exercised				899,248				899,248
Shares issued for acquisition of
Liberty Bank of New York	328,110		328,110	5,936,593				5,936,593
Comprehensive income:
Net income						33,941,659		33,941,659
Other comprehensive income:
Change in unrealized loss on
interest-only strips					65,728			65,728
Change in unrealized loss on
securities available for sale					552,862			552,862
Comprehensive income								$34,560,249
BALANCE—December 31, 2006	29,197,420	-	29,197,420	$49,122,536	$(407,612)	$100,920,101	$-	$149,635,025
Stock options exercised	183,316		183,316	138,402				138,402
Cash dividend declared						(5,866,299)		(5,866,299)
Stock compensation expense				347,736				347,736
Tax benefit from stock options exercised				1,286,447				1,286,447
Stock repurchase		(127,425)	(127,425)				(1,261,689)	(1,261,689)
Cumulative impact of change in accounting
for uncertainties in income taxes
(FIN 48 - see Note 1)						(161,583)		(161,583)
Cumulative impact of change in accounting
for fair valuation method adoption
related to loan servicing assets
(FAS 156 - see Note 1)						79,617		79,617
Comprehensive income:
Net income						26,806,218		26,806,218
Other comprehensive income:
Change in unrealized gain on
interest-only strips					116,953			116,953
Change in unrealized gain on
securities available for sale					665,222			665,222
Comprehensive income								$27,588,393
BALANCE—December 31, 2007	29,380,736	(127,425)	29,253,311	$50,895,121	$374,563	$121,778,054	$(1,261,689)	$171,786,049

See accompanying notes to consolidated financial statements.	(Continued	)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

	2007	2006	2005

DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) FOR DECEMBER 31:
Net unrealized gains (losses) on securities available
for sale arising during year	$1,146,943	$953,207	$(1,368,966)
Less income tax expense (benefit)	481,721	400,345	(574,965)
Net unrealized gains (losses) on securities available for sale	$665,222	$552,862	$(794,001)

Net unrealized gains (losses) on interest-only strips
arising during period	$201,803	$25,400	$(111,957)
Less reclassification adjustment for impairment	-	(88,020)	(97,305)
Less income tax expense (benefit)	84,850	47,692	(6,154)
Net unrealized gains (losses) on interest-only strips	$116,953	$65,728	$(8,498)

See accompanying notes to consolidated financial statements.	(Concluded	)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,806,218	$33,941,659	$27,759,649
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of investment securities	(125,464)	(86,922)	(18,386)
Depreciation of premises & equipment	1,628,396	1,350,879	1,002,188
Amortization of core deposit intangible	173,664	107,575	-
Amortization of favorable lease intangible	124,217	77,253	-
Provision for losses on loans and loan commitments	14,980,000	6,000,000	3,350,000
Deferred tax benefit	(53,496)	(1,515,798)	(2,693,877)
Loss on disposition of bank premises and equipment	11,545	162,592	20,091
Net gain on sale of loans	(7,501,772)	(11,641,936)	(8,310,229)
Origination of loans held for sale	(131,244,529)	(170,440,894)	(149,332,947)
Proceeds from sale of loans held for sale	134,817,811	195,318,824	156,465,745
(Gain) or loss on sale or call of available for sale securities	(42,453)	2,023	-
Recovery of valuation allowance for servicing assets		(172,461)	-
Increase in fair value of serving assets	(568,253)
Increase in fair value of serving liabilities	46,834	-	-
Valuation allowance for impairment on servicing assets	-	-	172,461
Impairment on interest-only strips	-	88,020	97,305
(Gain) or loss on sale of other real estate owned	(138,345)	1,023	8,607
Loss on sale of repossessed vehicles	27,045	-	-
Stock-based compensation cost	347,736	472,219	-
Change in cash surrender value of life insurance	(592,508)	(537,002)	(562,294)
Servicing assets capitalized	(1,637,326)	(2,092,104)	(2,037,465)
Servicing assets amortization	2,473,853	1,866,947	1,556,130
Decrease (increase) in interest-only strips	578,464	397,260	(119,646)
Increase in accrued interest receivable	(12,786)	(2,875,826)	(3,024,665)
Increase in other assets	(4,582,952)	(2,148,713)	(2,497,687)
Dividends of Federal Home Loan Bank stock	(421,100)	(344,700)	(217,900)
Tax benefit from exercise of stock options	(1,286,447)	(899,249)	1,933,718
(Decrease) Increase in accrued interest payable	(1,565,750)	5,051,954	4,006,489
(Decrease) increase in other liabilities	(259,909)	(271,646)	2,524,077
Net cash provided by operating activities	31,982,693	51,810,977	30,081,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest-bearing
deposits in other financial institutions	-	500,000	(500,000)
Purchase of securities held to maturity	-	-	(1,999,000)
Proceeds from principal repayment, matured or
called securities held to maturity	7,236,940	8,247,111	8,420,767
Purchase of securities available for sale	(188,388,310)	(72,200,130)	(120,603,490)
Proceeds from matured securities available for sale	133,285,329	59,152,691	66,295,345
Net increase in loans receivable	(271,245,835)	(308,030,809)	(245,553,716)
Proceeds from sale of loans	14,324,748	21,230,737	3,967,642
Proceeds from sale of other real estate owned	1,530,508	186,143	299,592
Proceeds from sale of repossessed vehicles	112,132	-	-
Purchases of Bank premises and equipment	(2,181,483)	(1,640,480)	(4,407,353)
Purchases of Federal Home Loan Bank stock	(732,300)	(1,015,300)	(1,646,700)
Proceeds from redemption of Federal Home
Loan Bank stock	-	-	54,400
Purchase of bank owned life insurance	-	-	(3,000,000)
Proceeds from disposition of Bank equipment	166,248	4,080	-
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	-	5,906,248	-
Net cash used in investing activities	(305,892,023)	(287,659,709)	(298,672,513)

See accompanying notes to consolidated financial statements.	(Continued	)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$138,402	$474,028	$480,300
Payment of cash dividend	(5,863,504)	(5,496,533)	(3,429,694)
Cash paid to acquire treasury stock	(1,261,689)	-	-
Increase (decrease) in Federal Home Loan Bank borrowings	130,000,000	(41,000,000)	20,000,000
Increase in junior subordinated debentures	25,774,000	-	36,083,000
Tax benefit from exercise of stock options	1,286,447	899,249	-
Net increase in deposits	11,098,474	292,010,546	310,759,863
Net cash provided by financing activities	161,172,130	246,887,290	363,893,469

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,737,200)	11,038,558	95,302,320

CASH AND CASH EQUIVALENTS—Beginning of year	205,246,614	194,208,056	98,905,736
CASH AND CASH EQUIVALENTS—End of year	$92,509,414	$205,246,614	$194,208,056

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$77,851,327	$59,715,354	$30,334,188
Income taxes paid	$16,794,837	$23,387,321	$19,290,905

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Other assets transferred to Bank premises
and equipment	$120,198	$755,227	$91,022
Loans transferred to real estate owned	$1,391,200	$-	$602,600
Issuance of common stock pursuant to
acquisition of Liberty Bank (Note 13)	$-	$5,936,593	$-
Change in net unrealized gain (loss) on securities
available for sale, net of income tax expense (benefit)	$665,222	$552,862	$(794,001)

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,462,666	$1,459,871	$1,145,224

See accompanying notes to consolidated financial statements.			(Concluded )

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company organized its wholly owned subsidiaries, Wilshire Statutory Trust I, Wilshire Statutory Trust II, Wilshire Statutory Trust III, and Wilshire Statutory Trust IV (collectively “Wilshire Statutory Trusts”), which issued $75 million in trust preferred securities in the past four years. The Company then purchased all of the common interest in the Wilshire Statutory Trusts and issued junior subordinated debentures to the Wilshire Statutory Trusts having terms substantially similar to the trust preferred securities in exchange for the proceeds from the Wilshire Statutory Trust’s trust preferred securities (the “2003 Junior Subordinated Debentures”, “2005 Junior Subordinated Debentures”, “2006 Junior Subordinated Debentures”, and “2007 Junior Subordinated Debentures”). In accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46R (“FIN 46R”), the Wilshire Statutory Trusts are not being reported on a consolidated basis; instead the junior subordinated debentures to the Wilshire Statutory Trusts of $77,321,000 are recorded separately as liabilities, and the investment in the Wilshire Statutory Trusts common stock of $2,321,000 is reported in other assets in the accompanying consolidated statements of financial condition. (See Note 9)

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Wilshire State Bank. Inter-company transactions and accounts have been eliminated in consolidation. As noted above in accordance with FIN 46R, the Company does not include Wilshire Statutory Trusts on a consolidated basis.

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold and securities purchased under agreements to resell, all of which have original maturities of less than 90 days.

Investment Securities - Investments are classified into three categories and accounted for as follows:

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

Accreted discounts and amortized premiums on investment securities are included in interest income by the interest method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations.  The Company did not record any other-than-temporary impairment on investment securities in 2007, 2006 and 2005.

In 2007, 2006 and 2005, the Company recognized an other-than-temporary charge of $0, $88,020 and $97,305, respectively on its interest-only (“I/O”) strip related to Small Business Administration (“SBA”) loans sold, which were included as a component of non-interest expense. The I/O strips are accounted for like available-for-sale securities; impairment charges reduce the cost basis of the I/O strips and reduce earnings.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

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

Certain SBA loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. The premium on the pro-rata principal of SBA loans sold is recognized as gain on sale of loan at the time of the sale. The remaining portion of the premium related to the unsold principal of the SBA loans, is presented as unearned income in Note 3, is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. The servicing asset is amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Prior to December 31, 2006, the Company periodically evaluates the fair value of servicing assets for impairment. A valuation allowance was recorded when the fair value was below the carrying amount and a recovery of the valuation allowance was recorded when its fair value exceeded the carrying amount. However, a reversal could not exceed the original valuation allowance recorded. On January 1, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets, and selected a fair value measurement method to measure our servicing assets and liabilities and recognized the net increase in their fair value of $80,000, net of tax effects as a credit to retained earnings. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations (see Note 4).

An interest-only strip or I/O strip is recorded based on the present value of the excess of future interest income, generally amounts in excess of 1.00%, over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders’ equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings. I/O strips are amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

Allowance for Loan Losses - Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, management reviews the methodology and adequacy of the allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

•	the specific review of individual loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan,

•	the segmenting and reviewing of loan pools with similar characteristics in accordance with SFAS No. 5, Accounting for Contingencies, and

•	a judgmental estimate based on various qualitative factors.

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors detailed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio. The factors currently considered are, but are not limited to, described below. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

Concentration of Credit: This factor may be adjusted based on the identification of any concentration or significant changes to the level of identified concentrations of credit. A concentration of credit is defined as loans to any single borrower, affiliated group of borrowers, or borrowers engaged in or dependent upon one industry that exceeds 25% of Tier 1 Capital & Reserves. A concentration can also result from an acquisition of a volume of loans from a single source, regardless of the diversity of the individual borrowers.

Delinquency Trend: The trend of delinquency shall be assessed by the quarterly trend and the comparison with peer average.

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

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on building, furniture, fixtures and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

Affordable Housing Investments - The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments are accounted for using the equity method of accounting, as the Company has significant influence or has a limited partnership interest that exceeds 5%. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

Goodwill and Other Intangible Assets - The Company recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York (see Note 13). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized, but rather be subject to impairment testing at least annually. In addition, recognized intangible assets are amortized to expense over the projected useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company tested goodwill and intangible assets for impairment as of December 31, 2007. There was no impairment in recorded goodwill and intangible assets as of December 31, 2007 (see Note 14).

Other Real Estate Owned - Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses.

Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flows over the remaining useful life are less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of the net book value over its fair value.

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

We recorded net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provision of FIN 48 on January 1, 2007. As a result of the implementation of the Interpretation, the Company recognized approximately a $162,000 increase in the liability for unrecognized tax benefits and related interest, which was accounted for as a reduction to the January 1, 2007, balance of retained earning (see Note 12).

Earnings per Share - Basic earnings per share (“EPS”) exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

Repurchase of Common Stock - The Company’s board of directors authorized a stock repurchase program on July 26, 2007 for repurchases of up to $10 million outstanding common shares by July 31, 2008. Management was granted discretion on the purchase decisions under the general guidelines of the program. The Company used the cost method of accounting for treasury stock. The cost method requires it to record the reacquisition cost of treasury stock as a deduction from shareholders’ equity on the Consolidated Statements of Financial Condition (see Note 11).

Stock-Based Compensation - The Company issued stock-based compensation to certain employees, officers, and directors. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, presented in APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation expense recognition. Under the intrinsic value method, compensation cost for stock options is measured at the date of grant as the excess, if any, of the quoted market price of our stock over the exercise price of the options.  On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123R allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123 (see Note 10).

Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In September 2006, the FASB Emerging Issues Task Force (EITF) issued EIFT 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires that an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s postretirement period. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EIFT 06-4 is effective as of the beginning of an entity’s first fiscal year after December 15, 2007. The Company adopted EITF 06-4 on January 1, 2008 using the later option, i.e., based on the future death benefit. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when the accounting principles generally accepted in the United States of America (“GAAP”) requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007. The Company is in the process of evaluating the impact of this adoption on the consolidated financial statements.

At the June 14, 2007 EITF meeting, the SEC staff announced revisions to EITF D-98 related to the release of SFAS No. 159. The SEC staff announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF D-98. As a consequence, the fair value option under SFAS No.159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. Registrants that do not choose retrospective application should apply the announcement prospectively to all affected instruments that are entered into, modified, or otherwise subject to remeasurement event in the registrant’s first fiscal quarter beginning after September 15, 2007. The Company does not expect this adoption would have a material impact on the consolidated financial statements or results of operations of the Company.

In November 2007, EITF Issued EITF 07-6, Accounting for Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sale of Real Estate, When the Agreement Includes a Buy-Sell Clause. The Task Force reached a consensus that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66, Accounting for Sale of Real Estate. However, continuing involvement could be present if the buy-sell clause is in conjunction with other implicit and explicit terms of the arrangement indicate that the seller has an obligation to repurchase the property, the terms of the transaction allow the buyer to compel the seller to repurchase the property, or the seller can compel the buyer to sell its interest in the property back to the seller. The consensus is effective for fiscal years beginning after December 15, 2007. The consensus applies to new assessments made under SFAS No. 66 after the consensus’ effective date. The Company does not expect the adoption of EITF No. 07-6 to have any material impact on the consolidated financial statements or results of operations of the Company.

In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings, which superseded SAB No. 105, Application of Accounting Principles to Loan Commitments. SAB No. 109 indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan fair value for all written loan commitments that are accounted for at fair value through earnings. The bulletin retains the view of SAB No. 105 about recording the internally developed intangible assets as part of the fair value of a derivative loan commitment. SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of SAB No. 109 to have a material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This new statement revises SFAS No. 141, which was issued June 2001. SFAS No. 141R changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 requires a non-controlling interest or minority interest to be reported by all entities in the same way, which is as equity in the consolidated financial statements. It also requires income attributable to the non-controlling interest to be disclosed on the face of the consolidated statement of income. Furthermore, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The provisions of SFAS No. 160 should be applied prospectively, except for presentation and disclosure requirements. The presentation and disclosure requirements should be applied retrospectively for all periods presented. The Company is currently assessing the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

2.	INVESTMENT SECURITIES

The following is a summary of the investment securities at December 31:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$64,931,905	$250,005	$7,000	$65,174,910
Corporate securities	17,390,014	110,719	17,482	17,483,251
Collateralized mortgage obligations	73,415,996	304,845	434,620	73,286,221
Mortgage-backed securities	60,470,137	149,507	62,468	60,557,176
Municipal bonds	7,725,271	43,287	14,473	7,754,085

Total	$223,933,323	$858,363	$536,043	$224,255,643

Held to maturity:
Securities of government
sponsored enterprises	$7,000,000	$820	$-	$7,000,820
Collateralized mortgage obligations	163,862	-	12,713	151,149
Municipal bonds	220,000	-	334	219,666

Total	$7,383,862	$820	$13,047	$7,371,635

	Amortized	Unrealized	Unrealized	Fair
2006	Cost	Gain	Loss	Value

Available for sale:
Securities of government
sponsored enterprises	$87,808,911	$68,017	$366,377	$87,510,551
Corporate securities	13,444,985	10,491	68,106	13,387,370
Collateralized mortgage obligations	38,650,218	9,412	399,880	38,259,750
Mortgage-backed securities	21,032,910	92,312	208,640	20,916,582
Municipal bonds	7,725,333	66,006	27,858	7,763,481

Total	$168,662,357	$246,238	$1,070,861	$167,837,734

Held to maturity:
Securities of government
sponsored enterprises	$14,000,000	$-	$154,880	$13,845,120
Collateralized mortgage obligations	195,870	-	14,553	181,317
Municipal bonds	425,000	-	5,723	419,277

Total	$14,620,870	$-	$175,156	$14,445,714

Accrued interest and dividends receivable on investment securities totaled $1,492,221 and $1,357,118 at December 31, 2007 and 2006, respectively.

The following tables show investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31 (dollars in thousands):

2007	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$-	$-	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligations	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage-backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)
	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

2006	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
DESCRIPTION OF SECURITIES	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$17,972	$(24)	$64,484	$(497)	$82,456	$(521)
Collateralized mortgage obligations	12,066	(31)	17,455	(383)	29,521	(414)
Mortgage-backed securities	1,740	(5)	10,834	(204)	12,574	(209)
Municipal securities	-	-	3,802	(34)	3,802	(34)
Corporate securities	-	-	2,929	(68)	2,929	(68)
	$31,778	$(60)	$99,504	$(1,186)	$131,282	$(1,246)

The Company does not believe that any individual unrealized loss as of December 31, 2007 and 2006 represents an other-than-temporary impairment. The unrealized losses on our government sponsored enterprises (“GSE”) bonds, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “AAA.” The Company has no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABS”) and Collateralized Debt Obligations (“CDOs”) that had previously been rated “AAA” but has since been downgraded to below investment grade. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2007 and 2006 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2007 and 2006 until the market value recovers or the securities mature.

The amortized cost and estimated fair value of investment securities at December 31, 2007, by contractual maturity, are shown below.

	Amortized	Estimated
	Cost	Fair Value
Available for sale:
Due in one year or less	$22,006,330	$22,027,278
Due after one year through five years	50,327,391	50,624,015
Due after five years through ten years	28,814,100	28,894,504
Due after ten years	122,785,502	122,709,846
Total	$223,933,323	$224,255,643

Held to maturity:
Due in one year or less	$220,000	$219,666
Due after one year through five years	1,000,000	1,000,000
Due after five years through ten years	4,000,000	4,000,820
Due after ten years	2,163,862	2,151,149
Total	$7,383,862	$7,371,635

Securities with amortized cost of approximately $208,533,594 and $159,458,786 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2007 and 2006, respectively. There were no sale transactions of securities available for sale in 2007 and 2006. There were four transactions of called securities available for sale in 2007, while one transaction in 2006. The Company recognized realized gains of $42,453 and realized losses of $2,023 from such transactions in 2007 and 2006, respectively. There were no sale or call transactions of securities available for sale in 2005.

3.	LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES

The following is a summary of loans as of December 31:

	2007		2006
	Loans held for sale	Loans receivable	Loans held for sale	Loans receivable
Commercial loans	$2,996,993	$332,335,536	$2,184,070	$283,782,964
Real estate loans	4,915,291	1,441,149,220	3,312,351	1,227,250,895
Installment loans	-	33,569,318	-	53,059,374
	7,912,284	1,807,054,074	5,496,421	1,564,093,233
Allowance for loan losses	-	(21,579,403)	-	(18,654,082)
Deferred loan fees	-	(787,723)	-	(1,541,670)
Unearned income	-	(5,128,706)	-	(7,508,666)
Net loans	$7,912,284	$1,779,558,242	$5,496,421	$1,536,388,815

At December 31, 2007, 2006 and 2005, the Company serviced loans sold to unaffiliated parties in the amounts of $338,166,280, $340,573,281, and $273,875,923, respectively.

The maturity or repricing distribution of the loan portfolio as of December 31, 2007 is as follows:

	Loans Held for Sale	Loans Receivable	Total Loans
Less than one year	$7,552,284	$1,223,064,948	$1,230,617,232
One to five years	-	497,925,336	497,925,336
After five years	360,000	71,345,690	71,705,690
Total gross loans	$7,912,284	$1,792,335,974	$1,800,248,258

The rate composition of the loan portfolio as of December 31, 2007 is as follows:

	Loans Held for Sale	Loans Receivable	Total Loans
Fixed rate loans	$360,000	$623,959,883	$624,319,883
Variable rate loans	7,552,284	1,168,376,091	1,175,928,375
Total gross loans	$7,912,284	$1,792,335,974	$1,800,248,258

The amounts on the tables above are the gross loan balance at December 31, 2007 before netting unearned income totaling $5.9 million, and the gross amount of non-accrual loans approximately of $14.7 million is not included.

As of December 31, 2007 and 2006, the government guaranteed portion of total gross loans was $33.1 million and $30.7 million, respectively.

Management believes that as of December 31, 2007 and 2006, the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio; however, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management’s estimates are based on previous loan loss experience; volume, growth and composition of the loan portfolio; the value of collateral; and current economic conditions.

In 2006, the Company enhanced the methodology for estimating the allowance for loan losses. The Company shortened its lookback period to a 5 year moving average, which better approximates the average life of the loans in its portfolio, and modified some of the qualitative adjustment factors after evaluating the current economic conditions. As of December 31, 2007, such enhanced credit policy was strictly enforced and followed.

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

The activity in the allowance for loan losses was as follows for the years ended December 31:

	2007	2006	2005
Balance—beginning of year	$18,654,082	$13,999,302	$11,111,092
Provision for loan losses	13,873,088	5,896,142	3,212,631
Loans charged off	(11,270,923)	(2,161,818)	(1,099,785)
Recoveries of charge-offs	323,156	319,615	775,364
Allowance for loan losses acquired from Liberty Bank of New York acquisition	-	600,841	-
Balance—end of year	$21,579,403	$18,654,082	$13,999,302

The activity in the liability for losses on loan commitments was as follows for the years ended December 31:

	2007	2006	2005
Balance—beginning of year	$890,854	$778,996	$641,627
Provision for losses on loan commitments	1,106,912	103,858	137,369
Allowance for loan commitment acquired from Liberty Bank of New York acquisition	-	8,000	-
Balance—end of year	$1,997,766	$890,854	$778,996

The following is a summary of impaired loans with and without specific reserve as of December 31, 2007 and 2006:

	2007		2006
	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
Impaired loans without
specific reserve	$10,243,148	$-	$10,919,204	$-
Impaired loans with
specific reserve	5,302,287	1,909,765	3,721,671	1,867,289
Total Impaired loans	$15,545,435	$1,909,765	$14,640,875	$1,867,289

The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was $19,386,784 and $6,311,883, respectively. There was not any interest income recognized in 2007 and 2006. In 2005, $7,771 interest income was recognized on a cash basis on impaired loans.

At December 31, 2007, the Company had loans on non-accrual status of $10,294,017, net of SBA guaranteed, compared to $5,802,012 at December 31, 2006.

At December 31, 2007, the Company’s secured loans-to-one-borrower limit was $69.6 million based upon the 25% of shareholder’s equity plus the allowance for loan losses and capital notes and debentures. At December 31, 2007, the Company’s largest relationship was a total of $31.8 million credit extension to multiple corporate entities that are guaranteed by the same individuals. All of the loans are secured by commercial real estate and were performing in accordance with their terms.

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

Substantially all of the Company’s business is located in California, with a particular concentration in Southern California. Approximately 75% of the Company’s loan portfolio was concentrated in Southern California at December 31, 2007.

Since 2003 we are actively involved in the residential mortgage lending and we offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of our salable loans are transferred to the secondary market while we retain a certain portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding at the end of 2007 and 2006 was $38.0 million and $40.6 million, respectively and we have deemed its effect on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2007 were $2.8 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $4.6 million and $1.1 million, respectively, at December 31, 2006.

The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company’s normal lending policies.

	2007	2006
Outstanding balance—beginning of year	$35,556,650	$39,475,210
Credit granted, including renewals	804,314	9,133,210
Repayments	(24,581,621)	(13,051,770)
Outstanding balance—end of year	$11,779,343	$35,556,650

Income from these loans totaled approximately $1,779,812, $2,944,082 and $1,799,474 for the years ended December 31, 2007, 2006 and 2005, respectively, and is reflected in the accompanying consolidated statements of operations.

4.	LOAN SERVICING ASSETS

SBA loans serviced for others are not reported as assets. The principal balances of these loans at 2007 year end are $330.5 million.

The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2007 and 2006, respectively:

	2007	2006
Beginning of year	$5,080,466	$4,682,848
Additions	1,637,326	2,092,104
Disposals	(1,389,967)	(1,144,059)
Amortized to expense	(1,083,886)	(722,888)
Cumulative effect due to adoption of FAS 156 [1] (Note 1)	137,380	-
Changes in fair value	568,253	-
Change in valuation allowance	-	172,461
End of year	$4,949,572	$5,080,466

Fair valuation of servicing assets in accordance with the adoption of SFAS No. 156 was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

The following table is a summary of average discount rates and constant prepayment rates of our servicing loan portfolio as of December 31, 2007 and 2006, respectively:

	2007	2006
Avg. Discount Rate	9.79%	10.38%
Constant Prepayment Rate	18.40%	17.00%

5.	INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company’s ownership in each limited partnership varies from 1.46% to 26.66%. As of December 31, 2007, we have six such investments, with a net carrying value of $6.2 million at December 31, 2007. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

1 Upon adoption of SFAS No. 156 effective January 1, 2007, the $137,380 adjustment represented the total of $79,617 fair value adjustment, net of tax, to the beginning equity, and $42,871 and $14,892 federal and state deferred liabilities (see Note 1).

The remaining federal tax credits to be utilized over a maximum of 15 years are $10.3 million as of December 31, 2007. The Company’s usage of federal tax credits approximated $542,000, $391,000 and $198,000 during 2007, 2006, and 2005, respectively. Investment amortization amounted to $532,000, $329,000 and $206,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

6.	BANK PREMISES AND EQUIPMENT

The following is a summary of the major components of Bank premises and equipment as of December 31:

	2007	2006
Land	$2,067,791	$2,067,791
Building	2,508,149	2,508,149
Furniture and equipment	5,634,066	5,183,473
Leasehold improvements	8,114,549	6,702,725
	18,324,555	16,462,138
Accumulated depreciation and amortization	(7,364,463)	(5,997,538)
	$10,960,092	$10,464,600

Depreciation expense was $1,628,396, $1,350,879, and $1,002,188 for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	DEPOSITS

Time deposits by maturity dates are as follows at December 31:

	2007	2006
Less than three months	$460,253,460	$461,935,125
After three to six months	225,303,814	221,078,901
After six months to twelve months	233,621,355	284,566,964
After twelve months	12,419,087	5,457,992
Total	$931,597,716	$973,038,982

The scheduled maturities of time deposits as of December 31, 2007 are as follows:

2008	$919,178,629
2009	12,401,776
2010	12,311
2011	-
2012 and thereafter	5,000
Total	$931,597,716

A summary of interest expense on deposits is as follows for the years ended December 31:

	2007	2006	2005
Savings	$710,013	$331,982	$167,989
Time deposits of $100,000 or more	40,515,934	36,082,490	18,584,362
Other time deposits	7,153,343	7,132,890	3,732,279
Other	20,386,363	15,396,194	7,429,506
Total	$68,765,653	$58,943,556	$29,914,136

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

8.	COMMITMENTS AND CONTINGENCIES

The Company leases premises and equipment under noncancelable operating leases. Future minimum rental commitments under these leases are as follows at December 31, 2007:

Year	Amount
2008	$3,138,083
2009	3,130,965
2010	2,240,898
2011	1,828,224
2012	1,580,352
Thereafter	4,915,824
$16,834,346

Rental expense recorded under such leases amounted to approximately $2,646,000, $2,271,000, and $1,752,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $284,896,000 and $141,245,000 and obligations under standby letters of credit and commercial letters of credit of approximately $20,762,000 and $24,303,000 at December 31, 2007 and 2006, respectively.

9.	FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

At December 31, 2007, the Company had approved financing with the Federal Home Loan Bank (“FHLB”) for a maximum advance of up to 25% of total assets ($524,208,000 as of December 31, 2007) based on qualifying collateral. The Company’s actual borrowing capacity under the FHLB standard credit program per our pledged collateral was approximately $461 million, with $150 million borrowing outstanding and $311 million capacity remaining as of December 31, 2007.

The following table indicates our outstanding advances from FHLB at December 31, 2007.

Amount (Dollars in Thousands)	Issue Date	Maturity Date	Rate
$ 30,000	11/08/2007	01/08/2008	4.56%
20,000	01/12/2005	01/14/2008	3.68%
50,000	11/01/2007	11/03/2008	4.39%
50,000	12/17/2007	12/17/2009	4.07%
$150,000			4.22%

The following table summarizes information relating to the Company’s FHLB advances for the periods or dates indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)

Average balance during the year	$46,890	$39,108	$56,151
Average interest rate during the year	4.24%	3.83%	3.13%
Maximum month-end balance during the year	$155,000	$20,000	$61,000
Loan collateralizing the agreements at year-end	$946,764	$832,255	$966,064

We had five issuances of junior subordinated debentures, $10,000,000, $15,464,000, $20,619,000, $15,464,000, and $25,774,000, respectively, at December 31, 2007. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities.

The following table summarizes our outstanding Subordinated Debentures at December 31, 2007.

Name	Issued Date	Amount of Debenture Issued (in Thousands)	Common Securities (in Thousands)	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire State Bank Junior Subordinated Debentures	12/19/2002	$10,000	N/A	3-Month LIBOR + 3.10%	7.96%	03/26/2008	[1]	12/26/2012
Wilshire Statutory Trust I	12/17/2003	15,464	464	3-Month LIBOR + 2.85%	7.84%	12/17/2008		12/17/2033
Wilshire Statutory Trust II	03/17/2005	20,619	619	3 Month LIBOR + 1.79%	6.78%	03/17/2010		03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	464	6.07% Fixed until 09-15-2010 thereafter 3-Month LIBOR + 1.40%	6.07%	09/15/2010		09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	774	3 Month LIBOR + 1.38%	6.37%	09/15/2012		09/15/2037
		$87,321	$2,321

10.	STOCK OPTION PLAN

During 1997, the Company established a stock option plan that provides for the issuance of up to 6,499,800 shares of the Company’s authorized but unissued common stock to managerial employees and directors. Due to the expiration of the 1997 stock-based compensation plan in 2007, there are no stocks remaining available for future issuance under the plan as of December 31, 2007. The Company may grant a new stock-based compensation plan in the future, depending on the Company’s performance. Exercise prices may not be less than the fair market value at the date of grant. As of December 31, 2007, 522,476 shares were previously granted and outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

1 Per Article X, Section 10.1, Optional Redemption, the Bank has the right to redeem the $10 million debentures, in whole or in part, on any March 26, June 26, September26 or December 26 on or after December 26, 2007. The next callable date as of this report is March 26, 2008.

On January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method. Accordingly, prior-period amounts have not been restated. Had the Company determined compensation cost based on the fair value at the grant date for stock options exercisable under SFAS No. 123R prior to January 1, 2006, the Company’s results of operations and earnings per share would have been adjusted to the pro forma amounts for the year 2005 indicated below:

2005
Net income—as reported	$27,759,649
Add: Stock-based employee compensation
expense included in reported net income—net
of related tax effect	-
Deduct: Total stock-based employee
expense determined under fair value based
compensation method for all awards—net of
related tax effect	(162,786)

Pro forma net income	$27,596,863

Earnings per share:
Basic—as reported	$0.97
Basic—pro forma	$0.97

Diluted—as reported	$0.96
Diluted—pro forma	$0.95

Pursuant to the adoption of SFAS No. 123R, our stock-based compensation expense was $347,736 and $472,219 for 2007 and 2006, respectively, which decreased the year’s income before income taxes by such amount and its effect on basic or diluted earnings per share was negligible. Cash provided by operating activities decreased by $1,286,447 and $899,249 for 2007 and 2006, respectively. Cash provided by financing activities increased by identical amounts for both 2007 and 2006, related to excess tax benefits from stock-based payment arrangements.

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

For 2007, there were no stock options granted, while for 2006, and 2005, 187,000, and 258,600 stock options were granted, respectively. The weighted average fair value of options granted during 2006 and 2005 was $5.26 and $1.97 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2007	2006	2005
Expected life	-	3.4-3.8 years	2 years
Expected volatility	-	32.89%	24.56%
Expected dividend yield	-	1.06%	1.16%
Risk-free interest rate	-	4.70%	2.82%

The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

2007	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	737,892	$9.48
Granted	-	-
Excercised	(183,316)	0.76
Forfeited	(32,100)	15.70
Outstanding at December 31, 2007	522,476	$12.16	5.02 years	$868,828
Option exercisable at December 31, 2007	357,936	$9.79	5.09 years	$868,828

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$1.00-$1.99	40,000	$1.39	2.97	40,000	$1.39
$2.00-$2.99	82,926	2.57	4.39	82,926	2.57
$3.00-$4.99	52,000	4.53	5.58	52,000	4.53
$13.00-$14.99	50,000	13.74	7.27	30,400	13.74
$15.00-$16.99	119,850	15.21	7.21	79,610	15.22
$17.00-$19.99	177,700	18.78	3.50	73,000	18.79
Outstanding at end of year	522,476	$12.16	5.02	357,936	$9.79

Activities related to stock options are presented as follows:

	2007	2006	2005

Total intrinsic value of options exercised	$3,161,273	$3,768,494	$6,838,633
Total fair value of options vested	$329,903	$300,496	$203,868
Weighted average fair value of options
granted during the year	$-	$5.26	$2.18

As of December 31, 2007, total unrecognized compensation cost related to stock options that have been granted prior to the end of 2007 decreased to $251,000 from $599,000 at the end of 2006 due to $348,000 compensation cost recognized and no new stock options granted during 2007. This cost is expected to be recognized over a weighted average period of 1.08 years.

A summary of the status and changes of the Company’s non-vested shares related to the Company’s stock plans as of and during 2007 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2007	274,360	$3.98
Granted	-	-
Vested	(85,020)	3.88
Forfeited on unvested shares	(24,800)	3.24
Nonvested at December, 2007	164,540	$4.15

11.	REPURCHASE OF COMMON STOCK

Pursuant to the stock repurchase program authorized by the Company’s board of directors on July 26, 2007, management repurchased the Company’s outstanding common stock on various dates in August 2007 and November 2007 on cost basis as listed below:

Period	Shares Purchased	Total Amount
08/01/2007 -08/31/2007	39,625	$410,395
11/01/2007 -11/30/2007	87,800	851,294
Total	127,425	$1,261,689

12.	INCOME TAXES

A summary of income tax expense (benefit) for 2007, 2006 and 2005 follows:

	Current	Deferred	Total
2007:
Federal	$13,468,683	$63,338	$13,532,021
State	3,893,365	(116,834)	3,776,531
	$17,362,048	$(53,496)	$17,308,552

2006:
Federal	$18,390,036	$(1,207,961)	$17,182,075
State	4,928,494	(307,837)	4,620,657
	$23,318,530	$(1,515,798)	$21,802,732

2005:
Federal	$16,644,603	$(2,365,863)	$14,278,740
State	4,802,050	(328,014)	4,474,036
	$21,446,653	$(2,693,877)	$18,752,776

The following is a summary of the income taxes receivable included in other assets in the consolidated statements of financial condition at December 31, 2007 and 2006, respectively:

	2007	2006
Current income taxes:
Federal	$(597,051)	$(84,612)
State	(266,859)	(135,299)
Total income taxes receivable	$(863,910)	$(219,911)

The cumulative temporary differences, as tax effected, are as follows as of December 31, 2007 and 2006:

2007	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$8,227,512	$2,548,178	$10,775,690
Tax depreciation less than financial
statement depreciation	630,811	282,516	913,327
Amortization of start-up cost	20,571	6,371	26,942
Deferred rent	68,140	21,104	89,244
Net operating loss	111,715	-	111,715
SFAS 123R non-qualified stock options	54,090	16,752	70,842
Mark-to-market loans held-for-sale	164,303	50,887	215,190
Unrealized gain on securities available-for-sale	-	9,004	9,004
State tax deferred and other	189,819	-	189,819
Total deferred tax assets	9,466,961	2,934,812	12,401,773
Deferred tax liabilities:
Prepaid expenses	333,244	103,210	436,454
Deferred loan origination costs	1,395,109	432,085	1,827,194
Unrealized gain on securities available-for-sale	23,665	-	23,665
Intangible related to business combination	421,960	130,687	552,647
FASB 156 adjustment	230,580	71,414	301,994
State tax deferred and other	-	108,649	108,649
Total deferred tax liabilities	2,404,558	846,045	3,250,603

Net deferred tax assets	$7,062,403	$2,088,767	$9,151,170

2006	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$6,762,053	$2,101,339	$8,863,392
Tax depreciation less than financial
statement depreciation	493,714	273,702	767,416
Amortization of start-up cost	34,285	10,619	44,904
Deferred rent	90,854	28,139	118,993
Net operating loss	331,881	82,338	414,219
SFAS 123R non-qualified stock options	33,236	10,293	43,529
Unrealized gain on securities available-for-sale	440,745	111,166	551,911
State tax deferred and other	963,536		963,536
Mark-to-market loans held-for-sale	81,952	25,382	107,334
Total deferred tax assets	9,232,256	2,642,978	11,875,234
Deferred tax liabilities:
Prepaid expenses	186,278	57,693	243,971
Deferred loan origination costs	876,725	271,534	1,148,259
Intangible related to business combination	536,233	166,079	702,312
State tax deferred and other		58,684	58,684
Total deferred tax liabilities	1,599,236	553,990	2,153,226
Net deferred tax assets	$7,633,020	$2,088,988	$9,722,008

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

A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2007	2006	2005
Statutory tax rate	35%	35%	35%
State taxes - net of Los Angeles Revitalization	5	5	6
and federal tax benefits	(1)	(1)	(1)
Other - net	39%	39%	40%

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, it recognized an increase in the liability for unrecognized tax benefit of $153,000 and related interest of $9,000, which was accounted for as a decrease to the beginning balance of retained earnings. The following table summarizes the activity related to the changes of unrecognized tax benefit in 2007:

Unrecognized tax benefit:	Total
Balance at January 1, 2007	$152,988
Increases related to current year tax positions	54,462
Balance at December 31, 2007	$207,450

FIN 48 Interest Accrual:
Balance at January 1, 2007	$8,595
Increases during current year	10,779
Balance at December 31, 2007	$19,374

As of December 31, 2007, the total unrecognized tax benefit was $207,000, which was solely related to the state exposure from California Enterprise Zone net interest deductions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

As of the December 31, 2007, the total accrued interest related to uncertain tax positions, net of United States federal tax benefit, was $19,000. The Company accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

The Company files United States federal and state income tax returns in jurisdictions with varying statue of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities.

13.	BUSINESS COMBINATION

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

As of May 19, 2006, the fair value of the Liberty’s net assets acquired and the related intangible and goodwill were as follows:

Assets:	(Dollars in Thousands)
Cash and due from banks	$2,423
Federal funds sold and other cash equivalents	12,700
Cash and cash equivalents	15,123
Securities available for sale	15,110
Loans receivable	25,657
Bank premises and equipment, net	631
Accrued interest receivable	282
Deferred income taxes	538
Other assets	274
Favorable lease intangible 1	429
Core deposit intangible 2	1,640
Goodwill 3	6,675
Total assets	$66,359
Liabilities:
Deposits:
Noninterest-bearing	$22,217
Interest-bearing
Savings	2,445
Time deposits of $100,000 or more	12,116
Other time deposits	5,191
Interest bearing demand deposit	8,528
Total deposits	50,497
Accrued interest payable	56
Other liabilities	420
Unfavorable lease intangible	232
Total liabilities	51,205
Total consideration paid	$15,154

The company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The company also recorded $1.6 million core deposit intangibles and $0.4 million favorable lease intangible from the acquisition of Liberty Bank of New York in May 2006 (see Note 14).

14.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The gross carrying amount of goodwill amounted to $6.7 million at both December 31, 2007 and 2006 since no impairment losses were recoded per goodwill impairment testing performed during those years.

[1]	The favorable lease intangible is being amortized for the remaining lease term of 41 months.
[2]
The core-deposit intangibles are the sum of intangibles on different types of core deposits. The intangible for each type of core deposit is being amortized over its respective estimated useful life, which ranges from 94 to 126 months.

[3]	None of the goodwill balance is expected to be deductible for income tax purposes.

The Company also has core deposit intangibles and favorable lease intangible from the acquisition of Liberty Bank of New York in May 2006. The gross carrying amount of core deposit intangibles totaled $1.6 million, and the related accumulated amortization totaled $281,000 and $107,000 at December 31, 2007 and 2006, respectively.

Total amortization expense on core deposit intangible was $174,000 and $107,000 during the year ended December 31, 2007 and 2006, respectively. The gross carrying amount of favorable lease intangible is $429,000, and the related accumulated amortization totaled $201,000 and $77,000 as of December 31, 2007 and 2006, respectively. Total amortization expense on favorable lease intangible was $124,000 and $77,000 during the year ended December 31, 2007 and 2006, respectively. The following table provides the estimated future amortization expense of acquired intangibles for the succeeding five years:

Estimate For The Year Ending December 31,	Amount
2008	$298,000
2009	277,000
2010	174,000
2011	174,000
2012	174,000

15.	RETIREMENT PLAN

In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company’s matching contribution up to 6% of participants’ compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $545,000, $413,000, and $225,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

16.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Company meets all capital adequacy requirements to which it is subject.

Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital.  Under the current Federal Reserve Board capital guidelines, as of December 31, 2007, the Company is able to include all of the proceeds from the issuance of the trust preferred securities as Tier 1 capital.

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

The Company’s and Bank’s actual capital amounts and ratios are presented in the table:
	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in Thousands)	Ratio	Amount (in Thousands)		Ratio	Amount (in Thousands)		Ratio

As of December 31, 2007:
Total Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$270,877	14.58%	$148,592	≥	8.00%	$185,740	≥	10.00%
Wilshire State Bank	$252,231	13.59%	$148,516	≥	8.00%	$185,646	≥	10.00%

Tier 1 Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$219,792	11.83%	$74,296	≥	4.00%	$111,444	≥	6.00%
Wilshire State Bank	$219,021	11.80%	$74,258	≥	4.00%	$111,387	≥	6.00%

Tier 1 Capital (to average assets):

Wilshire Bancorp, Inc.	$219,792	10.36%	$84,870	≥	4.00%	$106,087	≥	5.00%
Wilshire State Bank	$219,021	10.33%	$84,776	≥	4.00%	$105,970	≥	5.00%

As of December 31, 2006:
Total Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$220,748	13.63%	$129,554	≥	8.00%	$161,942	≥	10.00%
Wilshire State Bank	$218,659	13.51%	$129,521	≥	8.00%	$161,901	≥	10.00%

Tier 1 Capital (to risk-weighted assets):

Wilshire Bancorp, Inc.	$191,203	11.81%	$64,777	≥	4.00%	$97,165	≥	6.00%
Wilshire State Bank	$189,114	11.68%	$64,761	≥	4.00%	$97,141	≥	6.00%

Tier 1 Capital (to average assets):

Wilshire Bancorp, Inc.	$191,203	9.79%	$78,116	≥	4.00%	$97,645	≥	5.00%
Wilshire State Bank	$189,114	9.69%	$78,053	≥	4.00%	$97,566	≥	5.00%

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

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp’s ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp’s shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2007 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years, was $88.5 million.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$92,509,414	$92,509,414	$205,246,614	$205,246,614
Investment securities available for sale	224,255,643	224,255,643	167,837,734	167,837,734
Investment securities held to maturity	7,383,862	7,371,635	14,620,870	14,445,714
Interest-only strips	753,343	753,343	1,130,006	1,130,006
Loans receivable—net	1,779,558,242	1,781,089,667	1,536,388,815	1,541,497,091
Loans held for sale	7,912,284	8,381,639	5,496,421	5,730,569
Cash surrender value of life insurance	16,228,282	16,228,282	15,635,773	15,635,773
Federal Home Loan Bank stock	8,695,100	8,695,100	7,541,700	7,541,700
Accrued interest receivable	10,062,050	10,062,050	10,049,265	10,049,265
Servicing assets	4,949,572	4,949,572	5,080,466	5,333,279
Due from customer on acceptances	3,377,223	3,377,223	2,385,134	2,385,134

Liabilities:
Noninterest-bearing deposits	$314,114,461	$314,114,461	$319,310,552	$319,310,552
Interest-bearing deposits	1,448,956,666	1,453,371,257	1,432,662,100	1,432,528,511
Junior subordinated Debentures	87,321,000	87,321,332	61,547,000	61,221,054
Federal Home Loan Bank borrowings	150,000,000	150,104,908	20,000,000	19,642,655
Accrued interest payable	10,440,374	10,440,374	12,006,124	12,006,124
Acceptances outstanding	3,377,223	3,377,223	2,385,134	2,385,134

The methods and assumptions used to estimate the fair value of each class of financial statements for which it is practicable to estimate that value are explained below:

Cash and Cash Equivalents - The carrying amounts approximate fair value due to the short-term nature of these investments.

Investment Securities - The fair value of investment securities is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

Interest-Only Strips - The fair value of the I/O strip is calculated by the Company’s management based on the present value of the excess of total servicing fees over the contractually specified servicing fee for the estimated life of loans that were sold, discounted at a market interest rate.

Loans Receivable-Net - Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the market pricing of similar fixed rate loans, as well as anticipated repayment schedules as of December 31, 2007 and 2006 respectively. The fair values of adjustable rate commercial loans are based on the estimated discounted cash flows as of the year ends of 2007 and 2006 utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair values are net of allowance for loan losses.

The fair values of nonperforming loans at December 31, 2007 and 2006 were not estimated because it is not practicable to reasonably assess the fair value in the marketplace for such loans.

Loans Held for Sale - Similar fair valuation as to Loans Receivable-Net. Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties.

Cash Surrender Value of Life Insurance - The carrying amounts approximate fair value since the carrying amount represents the cash surrender value.

Federal Home Loan Bank Stock - The carrying amounts approximate fair value, as the stock may be sold back to the FHLB at the carrying value.

Accrued Interest Receivable - The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset.

Servicing Asset - The fair value of the servicing asset is based on the present value of the contractually specified servicing fee, net of servicing cost, for the estimated life of the loans sold, based upon approximate prepayment speed, discounted by the effective interest rate.

Deposits - The fair values of nonmaturity deposits are equal to the carrying values of such deposits. Nonmaturity deposits include noninterest-bearing demand deposits, savings accounts, super NOW accounts, and money market demand accounts. Discounted cash flows have been used to value term deposits, such as CDs. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

Junior Subordinated Debentures and Federal Home Loan Bank Borrowings - The fair value of debt is based on discounted cash flows. The discount rate used is based on the current market rate.

Accrued Interest Payable - The carrying amount of accrued interest payable approximates its fair value due the short-term nature of this liability.

Loan Commitments and Standby Letters of Credit - The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2007 and 2006.

Due from Customer on Acceptances and Acceptances Outstanding - The carrying amount approximates fair value due to the short-term maturities of these instruments.

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Numerator: Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$26,806,218	$33,941,659	$27,759,649
Denominator: Denominator for basic earnings per share: Weighted-average shares	29,339,454	28,986,217	28,544,474
Effect of dilutive securities: Stock option dilution[1]	109,757	344,515	369,068
Denominator for diluted earnings per share: Adjusted weighted-average shares And assumed conversions	29,449,211	29,330,732	28,913,542
Basic earnings per share	$0.91	$1.17	$0.97
Diluted earnings per share	$0.91	$1.16	$0.96

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data follows:

	Three Months Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Total
2007	(Dollars in Thousands, except Per Share Amounts)

Net interest income	$18,973	$20,916	$20,938	$20,523	$81,350
Provision for loan losses	1,630	4,500	4,100	4,750	14,980
Net income	7,317	7,346	6,644	5,499	26,806
Basic earnings per common share	0.25	0.25	0.23	0.18	0.91
Diluted earnings per common share	0.25	0.25	0.23	0.18	0.91

2006

Net interest income	$17,279	$19,438	$20,103	$19,757	$76,577
Provision for loan losses	1,060	1,200	2,800	940	6,000
Net income	7,823	8,415	8,818	8,886	33,942
Basic earnings per common share	0.27	0.29	0.30	0.31	1.17
Diluted earnings per common share	0.27	0.29	0.30	0.30	1.16

6 Excludes 348,000, 162,000 and 4,000 options outstanding at December 31, 2007, 2006 and 2005, respectively, for which the exercise price exceeded the average market price of the Company’s common stock.

20.	BUSINESS SEGMENT INFORMATION

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

Banking Operations - The Company provides lending products, including commercial, installment and real estate loans, to its customers.

Trade Finance Services - The Trade Finance department allows the Company’s import/export customers to handle their international transactions. Trade finance products include, among others, the issuance and collection of letters of credit, international collection and import/export financing.

Small Business Administration (“SBA”) Lending Services - The SBA department mainly provides customers of the Company access to the U.S. SBA-guaranteed lending program.

The following are the results of operations of the Company’s segments for the year-ended December 31:

2007	Business Segment
(Dollars in Thousands)	Banking
	Operations	TFS	SBA	Company

Net interest income	$61,285	$3,212	$16,853	$81,350
Less provision for loan losses	9,133	3,440	2,407	14,980
Other operating income	13,122	1,268	8,194	22,584
Net revenue	65,274	1,040	22,640	88,954
Other operating expenses	39,009	1,055	4,775	44,839
Income before taxes	$26,265	$(15)	$17,865	$44,115
Total assets	$1,994,323	$48,727	$153,655	$2,196,705

2006	Business Segment
(Dollars in Thousands)	Banking
	Operations	TFS	SBA	Company

Net interest income	$55,769	$4,176	$16,632	$76,577
Less provision for loan losses	4,404	1,254	342	6,000
Other operating income	12,064	1,618	12,718	26,400
Net revenue	63,429	4,540	29,008	96,977
Other operating expenses	35,045	1,016	5,171	41,232
Income before taxes	$28,384	$3,524	$23,837	$55,745
Total assets	$1,818,580	$56,117	$133,787	$2,008,484

2005	Business Segment
(Dollars in Thousands)	Banking
	Operations	TFS	SBA	Company

Net interest income	$45,181	$3,203	$14,564	$62,948
Less provision for loan losses	3,365	(264)	249	3,350
Other operating income	9,570	1,816	9,092	20,478
Net revenue	51,386	5,283	23,407	80,076
Other operating expenses	27,916	926	4,721	33,563
Income before taxes	$23,470	$4,357	$18,686	$46,513
Total assets	$1,450,342	$56,419	$159,512	$1,666,273

21.  RELATED PARTIES TRANSACTION

The Company, in the normal course of business has paid, and to the extent permitted by applicable regulations and other regulatory restrictions and expects to continue to pay the loan referral fees to affiliates of one of the Company’s officers. Such fees were approximately $657,000 and $1.3 million for the fiscal years 2007 and 2006, respectively, and have been paid from loan fees collected from the borrowers. All such transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectibility or present other unfavorable features.

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION	2007	2006
	(in Thousands)
Assets:
Cash and cash equivalents	$18,013	$2,049
Investment in subsidiary	230,473	199,094
Prepaid income taxes	2,224	1,601
Other assets	71	40
Total assets	$250,781	$202,784

Liabilities:
Other borrowings	$77,321	$51,547
Accounts payable and other liabilities	212	142
Cash dividend payable	1,462	1,460
Total liabilities	78,995	53,149
Shareholders' Equity	171,786	149,635
Total	$250,781	$202,784

	2007	2006	2005
STATEMENTS OF OPERATIONS	(in Thousands)
Interest expense	$4,603	$3,506	$2,054
Other operating expense	883	885	270
Total expense	5,486	4,391	2,324
Other income	138	-	-
Undistributed earnings of subsidiary	29,905	36,487	29,107
Earnings before income tax provision	24,557	32,096	26,783
Income tax benefit	2,249	1,846	977
Net Income	$26,806	$33,942	$27,760

STATEMENTS OF CASH FLOWS	2007	2006	2005
	(in Thousands)
Cash flows from operating activities:
Net income	$26,806	$33,942	$27,760
Adjustments to reconcile net earnings to net cash
used in operating activities:
Increase (decrease) in accounts payable and
other liabilities	70	14	97
Stock compensation expense	348	472	-
Decrease (increase) in prepaid income taxes	(623)	1,309	(2,910)
Tax benefit from exercise of stock options	(1,286)	(899)	1,933
Increase in other assets	(31)	(40)	-
Undistributed earnings of subsidiary	(28,619)	(35,588)	(29,107)
Net cash used in operating activities	(3,335)	(790)	(2,227)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	(774)	-	(15,083)
Cash payment for acquisition of Liberty Bank of New York	-	(9,217)	-
Net cash used in investing activities	(774)	(9,217)	(15,083)

Cash flows from financing activities:
Proceeds from the issuance of trust preferred securities	25,774	-	36,083
Proceeds from exercise of stock options	138	474	480
Tax benefit from exercise of stock options	1,286	899	-
Cash paid to acquire treasury stock	(1,262)	-	-
Payments of cash dividend	(5,863)	(5,497)	(3,429)
Net cash provided by (used in) financing activities	20,073	(4,124)	33,134
Net (decrease) increase in cash and cash equivalents	15,964	(14,131)	15,824
Cash and cash equivalents, beginning of year	2,049	16,180	356
Cash and cash equivalents, end of year	$18,013	$2,049	$16,180

***********************