Form 10-K/A
period 2007-12-31
WILSHIRE BANCORP INC
filed 2008-04-29
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None
______________________

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

Documents Incorporated by Reference

None

Explanatory Note

Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as “the Company,” “we,” “us,” “our” or “Wilshire Bancorp”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”), to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Report is changed by this Amendment No. 1.

This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

FORM 10-K/A

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Management of the Company

The members of the Board of Directors and the Executive Officers of the Company are identified below.

Steven Koh. Mr. Koh, age 62, is a Class I Director and Chairman of the Board of the Company. Mr. Koh has served as a director of Wilshire State Bank (the “Bank”) since 1986, and as Chairman of the Bank’s Board since 1993. Mr. Koh was appointed as a Director and Chairman of the Wilshire Bancorp Board upon Wilshire Bancorp’s formation in December 2003. In addition to his activities at the Bank and Wilshire Bancorp, Mr. Koh has served as Chairman of Pacific Steel Corporation in Los Angeles since 1997 and Chairman of the Koh Charitable Foundation since 2005. Mr. Koh holds a B.S. degree in Business Administration from and was awarded an honorary doctorial degree in Business Administration in 2006 by Yonsei University.

Gapsu Kim. Mr. Kim, age 52, is a Class I Director of the Company. Mr. Kim has been a member of the Bank Board of Directors since March 2004, and was appointed to the Wilshire Bancorp Board as a Class I Director in connection with the holding company reorganization in August 2004. Mr. Kim has served as the Chairman of Illisis Inc., an intelligent video surveillance design and manufacturer, since 2006. Previously, he served as the Chief Executive Officer of Investrade Industries Corporation, an export and general trading company, from 1999 to 2006. Mr. Kim holds a B.A. degree from Yonsei University.

Lawrence Jeon. Mr. Jeon, age 41, is a Class I Director of the Company. Mr. Jeon was appointed as a member of the Bank Board of Directors and the Wilshire Bancorp Board as a Class I Director in December 2007. Mr. Jeon is a Certified Public Accountant and Partner/Owner of Lawrence Jeon & Company, a consulting firm that specializes in tax savings plans, audit services and financial planning. Jeon holds a B.A. degree in Economics and Business from the University of California at Los Angeles and M.S. in Taxation from Golden Gate University.

Fred Mautner. Mr. Mautner, age 78, is a Class I Director of the Company. Mr. Mautner has served as a member of the Bank Board of Directors since 1981, and was appointed a Class I Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. Formerly, Mr. Mautner practiced as a Certified Public Accountant. Mr. Mautner holds a B.S. degree in Finance and a J.D. from the University of California at Los Angeles.

Mel Elliot. Mr. Elliot, age 82, is a Class II Director of the Company. Mr. Elliot has served as a member of the Bank Board of Directors since 1981, and was appointed a Class II Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. In 2004, Mr. Elliot founded Elliot Manhattan, LLC, a real estate development company of which he is the sole owner. Mr. Elliot is a graduate of the Bentley School of Accounting and Finance in Boston, Massachusetts.

Richard Lim. Mr. Lim, age 75, is a Class II Director of the Company. Mr. Lim has served as a member of the Bank Board of Directors since 1981, and was appointed a Class II Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. Mr. Lim has been the owner and manager of High Society Tailor since 1968. Mr. Lim took business courses at Pacific State University for two years.

Harry Siafaris. Mr. Siafaris, age 75, is a Class II Director of the Company. Mr. Siafaris has served as a member of the Bank Board of Directors since 1980, and was appointed a Class II Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. Mr. Siafaris has owned and operated Astro Restaurant since 1981 and Jan’s Restaurant since 1984. Mr. Siafaris is also a real estate investor.

Kyu-Hyun Kim. Mr. Kim, age 73, is a Class III Director of the Company. Mr. Kim has served as a member of the Bank Board of Directors since 1994, and was appointed a Class III Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. Mr. Kim formerly served as President and Chief Executive Officer of KEI Trading Co, Inc. Mr. Kim holds a B.A. degree from the Seoul National University College of Law.

Young Hi Pak. Ms. Pak, age 59, is a Class III Director of the Company. Ms. Pak has served as a member of the Bank Board of Directors since 1994, and was appointed as a Class III Director of Wilshire Bancorp in connection with the holding company reorganization in August 2004. Ms. Pak has served as Vice President and Controller of Eden Marketing Corporation, an import/export company, since 1982, and Vice President of Eden Restaurant Supply since 2002. Ms. Pak holds a B.S. degree from Young-Nam University.

Joanne Kim. Ms. Kim, age 53, is a Class III Director and President and Chief Executive Officer of the Company. Ms. Kim was appointed Senior Vice President and Chief Lending Officer of the Bank since August 1999, and was promoted to Executive Vice President of Wilshire Bancorp in March 2005. Ms. Kim was appointed Interim President and Chief Executive Officer in January, 2008 and was promoted to permanent President and Chief Executive Officer and appointed as a Class III director, effective April 1, 2008. Previously, she served as Senior Vice President and Branch Manager of Hanmi Bank from 1995 until 1999. Ms. Kim holds a B.A. degree from Korea University.

Sung Soo Han. Mr. Han, age 50, serves as Chief Lending Officer of the bank and Executive Vice President for the Company. Mr. Han has been Senior Vice President and Manager of the Bank SBA Department since May 2000, and was promoted to Executive Vice President of the Bank in March 2005. Mr. Han was appointed as Executive Vice President of Wilshire Bancorp in January 2006. Previously, he served as Senior Vice President and SBA Department Manager of Hanmi Bank from 1991 until 2000. Mr. Han holds a B.A. degree from Yonsei University.

Alex Ko. Mr. Ko, age 41, serves as Chief Financial Officer and Senior Vice President for the Company. Mr. Ko was appointed Senior Vice President and Chief Financial Officer of Wilshire Bancorp effective April 7, 2008. Mr. Ko, a Certified Public Accountant, has been in Financial Services Practice for the past 12 years with KPMG in Los Angeles, California. Mr. Ko holds a Master degree in Accounting from the University of Southern California.

Elaine Jeon. Ms. Jeon, age 47, serves as Deputy Chief Financial Officer and Controller, and Senior Vice President for the Company. Ms. Jeon has been Senior or First Vice President and Controller of the Bank since April 2004, and was appointed as Senior Vice President and Interim Chief Financial Officer in November, 2007. Effective April 7, 2008, Ms. Jeon was promoted to Deputy Chief Financial Officer and Controller. Previously, Ms. Jeon served the Company as Vice President or First Vice President and Accounting Manager from October, 1999 through her promotion to Controller in April 2004. Ms. Jeon holds a B.A. degree from California State University with a major in Accounting in 1989 and passed the California CPA exam in 1997.

Term and Election of Directors

The Board of Directors has set the size of our board at 12 directors. Our articles of incorporation provide that the terms of office of the members of our Board of Directors be divided into three classes, Class I, Class II and Class III, the members of which serve for a staggered three-year term. The terms of the current Class I, Class II and Class III directors are set to expire at the Annual Meeting of Shareholders in 2008, 2009 and 2010, respectively. Four, three, and three directors currently serve in Class I, II, and III, respectively, meaning that there is currently a vacancy in both of Classes II and III.

The Board of Directors, along with the assistance of the Nominating and Corporate Governance Committee, has considered, and continues to consider, whether to fill the current vacancies on the Board. At this time, the Board of Directors has determined not to fill such vacancies. In the event such appointment is made, however, the newly appointed director will be elected by the Board to serve until the class to which he or she has been appointed is next up for re-election by our shareholders.

There are no arrangements between Wilshire Bancorp and any person pursuant to which such person has been elected as a director. There are no family relationships among any of the Company’s directors or executive officers.

Since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, there have been no material changes to the procedures by which shareholders of the Company may recommend nominees to our Board of Directors.

Board Committees Composition

The Board of Directors has established the following committees: Audit, Nominations and Corporate Governance, and Human Resources. Each of our directors also serves on the Board of the Bank.

The membership during 2007 and the function of each of the committees are described below. Our Board of Directors generally meets in conjunction with the monthly meetings of the Board of Directors of the Bank. During the fiscal year 2007, our Board held fourteen meetings and the Bank Board held eighteen meetings. Each director attended at least 75% of the total of all Board and applicable committee meetings. Directors are encouraged to attend annual meetings of our shareholders, although we have no formal policy on director attendance at annual shareholders’ meetings. All directors attended the last annual meeting of our shareholders.

Audit Committee

Our Board of Directors has established an Audit Committee to assist the Board in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of independent auditors and our internal audit function, and risk assessment and risk management. The duties of the Audit Committee include:

•	appointing, evaluating and determining the compensation of our independent auditors;

•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

•	reviewing disclosure controls and procedures, internal control over financial reporting, the internal audit function and corporate policies with respect to financial information;

•	reviewing other risks that may have a significant impact on our financial statements;

•	preparing the Audit Committee report for inclusion in the annual proxy statement;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;

•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and NASDAQ. The members of the Audit Committee are Kyu-Hyun Kim, Fred Mautner, and Lawrence Jeon. Mr. Mautner serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held eleven meetings during fiscal year 2007.

The Board of Directors has determined that each of the members of the Audit Committee satisfies the independence and other composition requirements of the SEC and NASDAQ. Our Board has determined that Mr. Mautner qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), and has the requisite accounting or related financial expertise required by applicable NASDAQ rules. Mr. Mautner formerly practiced as a Certified Public Accountant.

A copy of our Audit Committee charter can be found on our Internet website (www.wilshirebank.com) under the Investor Relations page.

Human Resources Committee

Our Human Resources Committee makes recommendations to our Board relating to compensation of our Chief Executive Officer and other executive officers, approves an annual report on executive compensation for inclusion in our annual proxy statement, and provides general oversight of compensation structure. Other specific duties and responsibilities of the Human Resources Committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•	evaluating performance and determining the compensation of our executive officers in accordance with those objectives;

•	reviewing employment agreements for executive officers and making recommendations to the Board of Directors concerning such employment agreements; and

•	evaluating human resources and compensation strategies.

Our Board of Directors has not adopted a written charter for our Human Resources Committee. The Human Resources Committee is composed of six directors, Harry Siafaris, Young Hi Pak, Steven Koh, Gapsu Kim, Kyu-Hyun Kim, and Richard Lim, each of whom the Board has determined is independent under applicable rules and regulations of the SEC, NASDAQ and the Internal Revenue Service. Mr. Siafaris serves as the Committee’s Chairman. The Human Resources Committee held five meetings during the fiscal year 2007.

Nominations and Corporate Governance Committee

Our Board has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board-recommended and shareholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee, a copy of which is posted on our website (www.wilshirebank.com) under the Investor Relations page. This Committee is composed of five directors, Kyu-Hyun Kim, Fred Mautner, Steven Koh, Harry Siafaris, and Richard Lim, each of whom the Board has determined is independent under the NASDAQ rules. Mr. Kim serves as the Committee’s Chairman. The Nominations and Corporate Governance Committee held two meetings during the fiscal year 2007. The duties and responsibilities of the Nominations and Corporate Governance Committee include:

•	identifying and recommending to our Board individuals qualified to become members of our Board and to fill vacant Board positions;

•	recommending to our Board the director nominees for the next annual meeting of shareholders;

•	recommending to our Board director committee assignments;

•	recommending to the Board the compensation for our directors;

•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;

•	monitoring the continuing education program for our directors; and

•	evaluating annually the Nominations and Corporate Governance Committee charter.

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one audit committee financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending Board nominees. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director candidates, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, age, skills, including financial literacy, and experience in the context of our needs, the needs of Wilshire Bancorp and the existing directors. While the Nominations and Corporate Governance Committee has the authority to do so, we have not, as of the date of this Amendment No. 1 to the Report, paid any third party to assist in identifying and evaluating Board nominees.

Corporate Governance Principles and Code of Ethics

We are committed to having sound corporate governance principles, both at the holding company level and at Wilshire State Bank. Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace. We have adopted a set of Corporate Governance Guidelines that embodies these principles. Wilshire Bancorp and the Bank have also adopted a Personal and Business Code of Conduct that applies to all officers, directors, employees and consultants, in accordance with the applicable NASDAQ rules. In addition, our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by a separate Code of Professional Conduct for the Chief Executive Officer and Senior Financial Officers that complies with Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and with the applicable NASDAQ rules. Our Corporate Governance Guidelines, Personal and Business Code of Conduct, and Code of Professional Conduct for the Chief Executive Officer and Senior Financial Officers are posted on our Internet website (www.wilshirebank.com) under the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Shareholders”), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Shareholders of the Company are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely on our review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% shareholders were timely met, except that between February 2, 2007 and February 14, 2007, Mr. Fred Mautner, a director of the Company, engaged in nine sale transactions that were not timely reported on a Form 4.  These changes in beneficial ownership for Mr. Mautner were reported in a Form 5 filing on January 24, 2008.

Item 11. Executive Compensation

Compensation Discussion & Analysis

The HR Committee of our Board of Directors oversees our compensation programs. Our compensation programs include programs designed specifically for the Company’s executive officers who are named in the Summary Compensation Table appearing later in this Amendment No. 1 to the Report (collectively referred to as the “Named Executive Officers”). In this Compensation Discussion and Analysis section of the Amendment No. 1 to the Report, the terms “we,” “our,” “us,” refer to the Company and, when the context requires, to such executive officers.

The Board of Directors established the HR Committee to, among other things, review and recommend the compensation levels of Named Executive Officers, evaluate the performance of Named Executive Officers and consider senior management succession issues and related matters of the Company.

In accordance with the Marketplace Rules of the NASDAQ Stock Market, Inc., the HR Committee is composed entirely of independent, non-management members of the Board of Directors. No HR Committee member participates in any of the Company’s employee compensation programs and none of the HR Committee members have any material business relationships with the Company.

Executive Officer Compensation Program

Compensation Program Philosophy

The Company’s practice has generally been not to provide employment contracts to any of its executive officers. However, in an exception to this practice, the Company has typically provided an employment agreement for the President and CEO of the Company, including Mr. Min until his retirement in December 2007 and Ms. Kim upon her appointment as permanent President and CEO in March 2008. The terms of these employment agreements are discussed later in this Amendment No. 1 to the Report. Additional or other employment contracts would be considered by the HR Committee and the Board of Directors only when they were considered necessary and beneficial to the Company.

The Company’s compensation philosophy is to attempt to directly link executive compensation to continuous improvements in corporate performance, achievement of specific operation, financial and strategic objectives, and increases in shareholder value. The HR Committee reviews the compensation packages of the Named Executive Officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, the Company’s financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration.

Compensation Program Objectives and Rewards

The primary goal of the Company’s compensation program is to attract, motivate, and retain executives capable of leading the Company in achieving its business objectives. Our HR Committee and Board of Directors believes that compensation should:

•
to the extent of incentive or bonus compensation, relate to the value created for shareholders by being tied to the financial performance and condition of the Company and each executive officer’s contribution thereto;

•	reward individuals who help the Company achieve its short-term and long-term objectives and thereby contribute significantly to the success of Company;

•
help to attract and retain the most qualified individuals available by being competitive in terms of compensation paid to persons having similar responsibilities and duties in other companies in the same and closely-related industries; and

•	reflect the qualifications, skills, experience and responsibilities of each executive officer.

The Company uses a compensation framework with multiple payment components to balance various short-term and long-term objectives. We believe the framework rewards our executive officers for favorable financial performance of the Company over the longer term, while also recognizing that our executive officers have shorter term needs to maintain a reasonable lifestyle. For example, the HR Committee views base salary and perquisites as a means to provide some degree of security to each executive at the base threshold level of compensation, to provide such executives with a reasonable standard of living and a base wage at a level comparable to our peers, and to encourage the executives’ day to day productivity. On the other hand, the HR Committee views annual cash incentives as motivation for our executives to focus on the Company’s annual goals; and it views longer term incentives such as equity awards, including stock option grants, as a means to motivate our executives to focus on longer term strategic goals that will drive value for all the Company’s shareholders and, accordingly, also reward the executives for helping the Company achieve these longer term strategic goals.

Compensation Program Oversight and Implementation

The HR Committee, which is composed of ten independent directors, is responsible for performing compensation committee functions, as provided under the rules of the SEC and NASDAQ, including the review and recommendation to the Board of Directors of the compensation of the Named Executive Officers. The HR Committee exercises independent discretion in respect of executive compensation matters, subject to review and approval of their recommendations on such matters by the Board of Directors.

To carry out the compensation program process, the HR Committee meets once at the beginning of the fiscal year to determine the salary for each Named Executive Officer. Salary is predominantly based upon the Named Executive Officer’s salaries in previous years. However, the HR Committee also considers several other factors when determining salary and other compensation for the Named Executive Officers. Some of those factors are: (a) leadership; (b) performance compared to the financial and strategic goals for each Named Executive Officer; (c) nature, scope and level of responsibilities; and (d) contribution to the Company’s financial results in previous periods. And, with respect our President and CEO, the HR Committee has also of course considered the terms of any employment agreement governing the base salary for these positions. Because the HR Committee has not formally or historically applied any specific weighting to the various factors considered, the HR Committee ultimately uses its own judgment and expertise in determining appropriate base salary levels that meet the Company’s overall objectives. The HR Committee then compares its initial view with information it has gathered on comparable executives in the Peer Group (discussed below) and makes any adjustments it believes are necessary to reflect changing market conditions that are witnessed in the Peer Group.

Throughout the course of the year, the HR Committee may meet several additional times to re-evaluate an individual’s performance and the Company’s performance. Although adjustments may be made for one or more individuals with respect to any component of compensation, including salary, the HR Committee has not typically adjusted salaries during these considerations; rather, the HR Committee has typically considered at these meetings payment of short-term incentive awards in the form of bonus payments. A portion of incentive bonuses are paid to all employees in the summer and the winter except CEO. They are based on an individual’s contribution to the financial performance of the Company.

In the spring of each year, the HR Committee meets and reviews the overall performance of the Company and each Named Executive Officer for the previous fiscal year, in order to determine whether payment to the Named Executive Officers of an annual bonus is appropriate. In making its determination, the HR Committee is mindful of the fact that the annual bonus of the President and CEO is typically set as part of his or her employment agreement. With respect to each of the Company’s other Named Executive Officers, any such annual bonus is wholly discretionary based upon such review of the Company’s and the individual’s performance by the HR Committee. At this same time, the HR Committee generally also determines whether the Named Executive Officers and other key officers will receive stock option grants, or other equity grants, which the HR Committee believes will link the achievement of longer term strategic and financial goals for the Company, as well as longer term individual performance, resulting in greater value for all the Company’s shareholders.

Review of Named Executive Officers Performance

At its first meeting in each fiscal year, annual reviews of the Named Executive Officers are presented to the HR Committee by our CEO for its consideration. The HR Committee takes into account these annual reviews, as well as other information its deems relevant (including generally the Peer Group and Industry data analyses detailed below) in making recommendations to the Board of Directors regarding each Named Executive Officer’s compensation. Our Board of Directors makes all final compensation decisions for Named Executive Officers, including salary and bonus payments, as well as stock option grants. Ms. Joanne Kim, who is a director and also our CEO, abstains from discussion and voting on stock option grants and also on matters relating to her own compensation package. With respect to each decision by the Board of Directors regarding compensation of the Named Executive Officers discussed in this Amendment No. 1 to the Report, unless noted otherwise herein, the Board of Directors determined to accept the recommendations of the HR Committee with respect to such matters.

Role of Named Executive Officers in Compensation Decisions

The HR Committee works with each Named Executive Officer to review each element of his or her compensation. In each case, several factors, such as the scope of responsibilities and experience, are taken into account and balanced against the HR Committee’s view of competitive salary levels. The HR Committee also reviews the CEO’s annual performance evaluation of each Named Executive Officer, including each executive’s contribution and performance over the past year, strengths, weaknesses, development plans and succession plans. Although the CEO and other Named Executive Officers participate in discussions with the HR Committee regarding their respective compensation, all deliberations by and voting on recommendations from the HR Committee with respect to the compensation of the CEO are done outside the presence of the CEO

Peer Group and Compensation Targets

In order to ensure the Company’s overall compensation program for our Named Executive Officers is competitive, the HR Committee reviews the compensation programs of three financial services organizations that are viewed by the HR Committee as directly competing banks (the “Peer Group”), as well as those of the banking industry published by the California Department of Financial Institutions and California Bankers Association (the “Industry” data). The Peer Group is used to guide executive compensation levels against community banks that have executive positions with responsibilities similar in scope and have the business network that compete with the Company for executive talent.

Below is a table showing the comparable financial institutions in the Peer Group. The Peer Group includes three direct competitors which are publicly-traded community bank holding companies located in the same metropolitan areas as the Company: Hanmi Financial Corporation, Nara Bancorp., and Center Financial Corporation. In order to remain consistent from year to year, we expect that the HR Committee will use this type of Peer Group analysis as part of our annual marketplace study. On the other hand, because some of the specific financial institutions included in the Peer Group may change their size, relevance or other pertinent factors, the Peer Group could include new or different companies in the future. On a broader scale, the Industry data includes data published by the California Department of Financial Institutions, by the California Bankers Association and by Carpenters and Company, and is based on a large pool of financial institutions operating within the State of California. The Peer Group maintains branch network in areas with large number ethnic minority groups such as Los Angeles, New York, Chicago and Dallas metropolitan areas. The HR Committee reviews the data of the Peer Group and the Industry in general (collectively referred to as the “Survey Data”) in order to gauge whether it believes that the overall compensation of the Named Executive Officers is competitive. While the Industry data is generally considered relevant by the HR Committee to its recommendation process, the HR Committee considers the Peer Group data to be the most relevant comparative data in its recommendation process. The following table outlines some key attributes of our Peer Group.

	Peer Group Table (1) (in thousand)
	Revenues($)	Net Income($)	Total Assets($)	Market Cap($)	Return on Average Equity (2)
Wilshire	103,934	26,806	2,196,705	229,638	16.33%
Hanmi	192,209	(60,520)	3,983,746	395,321	-12.28%
Nara	119,778	33,199	2,423,410	305,680	16.21%
Center	91,118	21,943	2,080,663	201,639	14.33%

(1)	All financial information in the table above is as of December 31, 2007.
(2)
Return on Average Equity, or ROAE, is calculated by dividing 2007 net income for each company by 2007 average equity for each company. Source of information for Hanmi, Nara and Center is from the annual report of each bank.

Compensation Program Elements for 2007

For 2007, the HR Committee determined that the overall compensation program for the Named Executive Officers, including the benefits program, should consist of the following: (a) base salaries; (b) short-term and annual incentive bonus payments; (c) long-term incentive compensation through stock options grants; and (d) health, welfare, and survivor income benefits.

Base Salaries

In 2007, the HR Committee met twice to discuss, deliberate and vote on recommendations for the salaries of the Named Executive Officers. Mr. Min’s salary was kept at $250,000 based on his then-existing employment agreement, which was renegotiated in 2006, and a review of the Survey Data that indicated that such salary was competitive with those institutions in the Survey Data. Likewise, the HR Committee determined that the salaries of the NEOs were competitive with the peer banks’ Survey Data. The HR Committee also met to discuss the salary level of Ms. Kim when she was promoted to interim Chief Executive Officer and President, upon the retirement of Mr. Min effective December 31, 2007, and of Ms. Jeon when she was promoted to interim Chief Financial Officer upon the resignation of Mr. Cho effective November 30, 2007. In each case, the HR Committee determined to recommend to the Board of Directors that their current salaries remain the same until the search for a permanent Chief Executive Officer and permanent Chief Financial Officer had concluded. At the conclusion of search, when Ms. Kim was named as our permanent President and Chief Executive Officer, the HR Committee met and decided that her salary should be increased to $260,000, $270,000, and $280,000, for the upcoming 3 years.

When considering the base salary of the Named Executive Officers, in addition to the Survey Data, the following factors, among others, were considered for 2007: (a) meet earnings per share and profit after tax goals; (b) increase in Loan and Deposit portfolios; (c) development of expansion strategy to the East Coast and successful implementation of the strategy; (d) successful management of personnel; and (e) successful completion of the financial audit and regulatory examinations.

Incentive Bonus Payments

The Company typically pays two types of incentive bonus payments to the Named Executive Officers, each of which is generally discretionary in nature. The first is the short-term bonus, which is part of an overall Summer and Winter bonus pool (discussed earlier) recommended to be set aside for all employees. The second is a longer term, annual bonus paid in the early part of the following fiscal year, based on the annual performance of the Company and the individual performance of the individual Named Executive Officer. The payment and amount of these two bonuses is wholly discretionary in nature, except to the extent the annual bonus of the President and CEO is governed by the terms of his or her employment agreement. In early 2008, the HR Committee recommended that the Company pay $6,125, $5,542, and $4,229 in annual incentive bonus payments for the then-exiting Named Executive Officers based on the 2007 performances of Ms. Kim, Mr. Han, and Ms. Jeon, respectively. Additionally, Ms. Kim, Mr. Han and Ms. Jeon received $16,000, $28,000, and $18,813 in bonus payments paid as part of the general summer and winter bonuses of 2007. Mr. Cho was not eligible to receive an annual bonus payment due to his resignation. And our former Chief Executive Officer, Mr. Min, received a bonus for 2007 of $250,000 pursuant to his employment agreement based on the attainment of certain pre-tax earnings for the fiscal year ended December 31, 2007.

Long-term Incentive Through Equity Grants

The grant of equity incentives to Named Executive Officers, employees, and directors has generally been made under the Company’s 1997 Stock Option Plan (the “1997 Plan”), which expired by its terms during 2007. From time to time, HR Committee makes recommendations to the full Board of Directors concerning stock option grants to Named Executive Officers and employees.

Each stock option permits the Named Executive Officer, generally for a period of five to ten years, to purchase one share of Company stock from the Company at the exercise price, which is the closing price of the Company stock on the date of grant. Stock options have value only to the extent the price of the Company stock on the date of exercise exceeds the exercise price. Because the 1997 Plan expired in 2007, no stock options were granted to Named Executive Officers or directors of the Company during 2007.

However, the Company considers a stock incentive plan, which may include stock options and restricted stock as possible awards thereunder, to be a vital element of our drive to identify, develop and motivate the high-potential leaders who will sustain the Company’s performance. The HR Committee has historically viewed option grants as an important factor in helping align the interests of management, including the NEOs, with the shareholders of the Company, since management will generally only recognize value from the awards of stock options if and when the value of the Company’s common stock appreciates. The Board of Directors expects a new stock incentive plan to be adopted and submitted to shareholders for approval at the upcoming annual shareholder meeting.

Health and Welfare Benefits

The Company offers a variety of health and welfare programs to all eligible employees. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability.

The Company provides full time employees, regularly scheduled to work 30 or more hours per week, short-term disability, long-term disability and basic life insurance at no cost to the employee. We offer a qualified 401(k) savings and retirement plan. All Company employees, including Named Executive Officers, are generally eligible for the 401(k) plan.

Survivor Income Agreements; Bank-Owned Life Insurance Policies

In 2003, we adopted a Survivor Income Plan for the benefit of the directors and officers of the Bank, in order to encourage their continued employment and service with the Bank and to reward them for their past service and contribution. The Bank has also entered into separate Survivor Income Agreements with its officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant’s Election to Participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65, and is grossed up for taxes using the Bank’s state and federal effective tax rate for the preceding calendar year. If the participant remains employed by the Bank after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. The Bank is obligated to pay any death benefit owing under the Survivor Income Plan in a lump sum within 90 days following the participant’s death.

The participant’s rights under the Survivor Income Plan terminate upon termination of employment with the Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefit calculated at such termination of employment date to a split dollar arrangement, provided such arrangement is available under bank regulation or tax law. If available, the Bank and the participant will enter into a split dollar agreement and split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or director based on tax law or rules in force upon conversion. Two of our former executives have elected to convert their survivor income benefit to a split dollar benefit upon their termination. The bank has entered into a split dollar agreement with former CEO, Soo Bong Min, in the amount of $1,000,000 and with former CFO, Brian E. Cho, in the amount of $168,827.

One of our former directors, Forrest Stichman, and two of our current directors, Fred Mautner and Mel Elliot, each of whom failed to qualify for the Bank’s selected insurer’s standard or preferred-rate death benefit provided by the Survivor Income Plan, will receive payments from the Bank in the amount of $5,000, payable annually, until their death in lieu of participating in the Survivor Income Plan.

In order to fund the Bank’s obligations under the Survivor Income Plan, the Bank purchased bank-owned life insurance policies covering the lives of our directors and certain officers with an aggregate premium amount of $10.5 million in 2003 and $3 million in 2005. For these amounts, the Company paid a single premium in 2003 and 2005 and has not made any other payments since that time. The Bank is the sole owner of the policies, the primary beneficiary of the life insurance policies and recognizes the increase of the cash surrender value of the policies as tax-exempt other income.

The following table summarizes the amount of the supplemental death benefit each director and named executive officer is entitled to receive under the Survivor Income Plan:

Director or Executive Officer	Initial Pre-Retirement Death Benefit	Post-Retirement Death Benefit
2003 Awards
Sung Soo Han	$300,000	$526,052
Elaine Jeon	150,000	296,038
Joanne Kim	300,000	481,412
Kyu-Hyun Kim	300,000	300,000
Steven Koh	1,000,000	1,229,874
Richard Y. Lim	300,000	300,000
Young Hi Pak	300,000	403,175
Harry Siafaris	300,000	300,000

2005 Awards
Sung Soo Han	$200,000	$330,570
Gapsu Kim	300,000	453,777
Joanne Kim	200,000	302,518

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to the CEO or any other Named Executive Officers unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. The Company has qualified certain compensation paid to Named Executive Officers for deductibility under Section 162(m), including (i) certain amounts paid as base salary and incentive bonus, (ii) certain compensation expense related to options granted pursuant to the Company’s 1997 Stock Option Plan. The Company may from time to time pay compensation to our Named Executive Officers that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

Although the Company has generally attempted to structure executive compensation so as to preserve deductibility, the Company also believes that there may be circumstances where the Company’s interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

Although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to APB 25 and FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Severance Plan

The Company does not have a severance plan in place for any of its Named Executive Officers except for Mr. Min, as described below. However, the Company decided to pay Mr. Brian Cho, the Company’s former Chief Financial Officer, severance of $30,000 because of his outstanding contribution to the Company during his 16 year tenure with the Company.

Employment Agreement

On April 5, 2006, Mr. Min entered into an employment agreement with the Bank, which became effective on June 1, 2006 and replaced his previous employment agreement. The new employment agreement was for the three-year term expiring June 1, 2009. The terms of his employment agreement called for an annual base salary to Mr. Min of $250,000. In connection with his employment agreement, the Company awarded Mr. Min 10,000 incentive stock options and 40,000 non-qualified stock options. All of the stock options had an exercise price of $18.60, the closing price of the Company’s common stock on the date of grant. The incentive stock options were to vest in two tranches of 5,000 on April 5, 2008 and April 5, 2009. The non-qualified stock options were to vest in three tranches of 20,000, 10,000 and 10,000 on April 5, 2007, April 5, 2008 and April 5, 2009, respectively.

Mr. Min resigned as an officer and director of the Company and the Bank effective January 1, 2008. In connection with his resignation, the Bank and Mr. Min’s employment agreement was terminated and he entered into a consulting agreement with the Bank. The consulting agreement calls for Mr. Min to perform financial consulting services for the Bank through May 2009 in consideration of a monthly payment to Mr. Min of $20,834. No other consideration or severance payment was made by the Company or the Bank to Mr. Min in connection with his resignation, although the Company was obligated to pay to Mr. Min an incentive payment in the amount of $250,000 pursuant to his employment agreement based upon the financial performance of the Company during 2007. In addition, Mr. Min’s stock options have expired without his exercising them.

Pursuant to his consulting agreement, and in connection with his resignation, Mr. Min agreed that, for a period of three years following his termination of his consulting agreement, he will not solicit, entice, encourage, attempt or cause, directly or indirectly, any of the Company’s employee to leave the employment of the Bank. Mr. Min has also agreed that, during the same period, he will not (1) accept employment with or enter into any other consulting or independent contractor relationship with a competing financial institution, or (2) directly or indirectly make known to any person, firm or corporation the names and addresses of any of the Bank’s customers or any information pertaining to them.

Effective April 1, 2008, Ms. Joanne Kim was named as the permanent President and CEO for the Company and the Bank. In connection with her appointment as permanent President and CEO, Wilshire Bancorp, the Bank and Ms. Kim have entered into a three-year employment agreement. Pursuant to her employment agreement, Ms. Kim will receive an annual base salary of $260,000, $270,000 and $280,000 in the first, second and third years, respectively, of her employment agreement. In addition, the employment agreement provides that Ms. Kim will be paid an annual bonus in an amount equal to four percent of any excess in the Company’s consolidated pre-tax earnings during the current year over the amount of such pre-tax earnings for the prior year. However, such annual bonus cannot exceed 100% of her annual base salary for a given year. Also, subject to the final approval of the new stock incentive plan currently contemplated by the Company,, which is expected to be submitted for approval by our shareholders at the upcoming annual meeting, Ms. Kim’s Employment Agreement provides that she will be awarded options to purchase 50,000 shares of the common stock of Wilshire Bancorp.

Executive Compensation – Summary Table

The following table sets forth for each of the executive officers named below: (i) the dollar value of base salary and bonus earned during the year ended December 31, 2007; (ii) the dollar amount recognized for stock and option awards, in accordance with FAS 123 (R) for financial statement reporting purposes with respect to the fiscal year; (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year.

Summary Compensation Table - Senior Executives

Name	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards (1) ($)	Nonequity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)		Total($)
Joanne Kim	2007	$208,171	$22,125	-	$15,962	-	-	$20,990	(2)	$267,248
CEO & President	2006	$164,771	$91,442	-	$18,574	-	-	$20,196	(2)	$294,983
Sung Soo Han EVP &	2007	$188,968	$33,542	-	$15,490	-	-	$25,746	(3)	$263,745
Chief Lending Officer	2006	$149,172	$130,000	-	$17,539	-	-	$22,321	(3)	$319,032
Elaine Jeon Interim CFO &	2007	$138,622	$23,042	-	$9,046	-	-	$18,881	(4)	$189,591
SVP from November 2007 to April 2008	2006	$111,200	$44,250	-	$9,713	-	-	$17,430	(4)	$182,593
Soo Bong Min	2007	$305,230	-	-	$79,199	$250,000	-	$30,543	(5)	$664,972
Former President and CEO	2006	$241,667	-	-	$118,376	$250,000	-	$30,037	(5)	$640,080
Brian E. Cho	2007	$184,800	-	-	$15,490	-	-	$54,455	(6)	$254,745
Former CFO	2006	$154,342	$89,650	-	$17,642	-	-	$25,001	(6)	$286,635

(1)
For each of the stock option grants, the value shown is what is also included in the Company’s financial statements per FAS 123(R). See the financial statements included in the Report for a complete description of the FAS 123(R) valuation. The actual number of awards granted is shown in the “Outstanding Equity Awards at Fiscal Year End” table included later in this filing.

(2)
Ms. Kim received $9,351 and $9,000 in 2007 and 2006, respectively, as the Company contribution to her 401(k) Plan; the amount of $8,400 in car allowance in each of 2007 and 2006; and $3,239 and $2,796 in gasoline paid by the Company in 2007 and 2006, respectively.

(3)
Mr. Han received $10,206 and $6,712 in 2007 and 2006, respectively, as the Company contribution to his 401(k) Plan; the amounts of $8,400 in car allowance in each of 2007 and 2006; $3,130 and $3,299 in gasoline paid by the Company in 2007 and 2006, respectively; and $4,010 and $3,910 in club dues in 2007 and 2006, respectively.

(4)
Ms. Jeon received $8,150 and $6,636 in 2007 and 2006, respectively, as the Company contribution to her 401(k) Plan; the amount of $8,400 in car allowance in each of 2007 and 2006; and $2,331 and $2,394 in gasoline paid by the Company in 2007 and 2006, respectively.

(5)
Mr. Min retired CEO on December 31, 2007. He received $9,375 and $9,031 in 2007 and 2006, respectively, as the Company contribution to his 401(k) Plan; the amount of $15,224 in lease payments for the car provided by the Company in each of 2007 and 2006; $3,131 and $2,929 in gasoline paid by the Company in 2007 and 2006, respectively; $3,131 and $2,353 in club dues in 2007 and 2006, respectively; and the same amounts of $500 in apparel in 2007 and 2006.

(6)
Mr. Cho resigned CFO on November 30, 2007. He received $30,000 in severance pay; $9,378 and $9,038 in 2007 and 2006, respectively, as the Company contribution to his 401(k) Plan; $7,700 and $8,400 in car allowance in 2007 and 2006, respectively; $5,262 and $5,210 in gasoline paid by the Company in 2007 and 2006, respectively; and $2,115 and $2,353 in club dues in 2007 and 2006, respectively.

Grant of Plan-Based Awards

There were no equity or non-equity plan based grants in 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option and stock awards held by the NEOs at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

Outstanding Equity Awards at Fiscal Year-End

			Option awards					Stock awards
Name	Grant Date		Number of Securities underlying unexercised option (#) exercisable	Number of Securities underlying unexercised option (#) unexercisable(1)	Equity incentive plan awards: Number of Securities underlying unexercised unearned option(#)	Option exercise price($)	Option Expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Joanne Kim	2/01/2005		5,400	3,600		$15.2100	2/01/2015	-	-	-	-
	2/28/2005		1,000	2,000		$13.7000	2/28/2015	-	-	-	-
	9/01/2006	(2)	3,200	4,800		$19.1800	9/01/2011	-	-	-	-
Sung Soo Han	5/22/2002		1,760	-		$2.5682	5/22/2012	-	-	-	-
	2/01/2005		4,200	2,800		$15.2100	2/01/2015	-	-	-	-
	2/28/2005		3,000	2,000		$13.7000	2/28/2015	-	-	-	-
	9/01/2006	(3)	3,200	4,800		$19.1800	9/01/2011	-	-	-	-
Elaine Jeon	2/01/2005		2,700	1,800		$15.2100	2/01/2015	-	-	-	-
	9/01/2006	(4)	2,000	3,000		$19.1800	9/01/2011	-	-	-	-
Soo Bong Min	12/19/2000		35,200	-		$1.3921	12/19/2010	-	-	-	-
	5/22/2002		58,666	-		$2.5682	5/22/2012	-	-	-	-
	7/30/2003		40,000	-		$4.5325	7/30/2013	-	-	-	-
	2/01/2005	(5)	13,500	-		$15.2100	2/01/2015	-	-	-	-
	4/05/2006	(5)	-	10,000		$18.6800	4/05/2011	-	-	-	-
	4/05/2006	(6)	20,000	20,000		$18.6800	4/05/2011
Brian E. Cho	2/01/2005	(7)	4,200	-		$15.2100	2/01/2015	-	-	-	-
	2/28/2005	(7)	3,000	-		$13.7000	2/28/2015	-	-	-	-
	9/01/2006	(7)	3,200	-		$19.1800	9/01/2011	-	-	-	-

(1)
All options granted prior to the fiscal 2006 for the Named Senior Executive and Principal Officers vest over a period of four (4) years, with the first 20% vesting on the date of grant. The options are exercisable for 10 years, and expire on the date 10 years from the date of grant except option grants in 2006 indicated below in footnotes 2, 3, 4, 5, and 6.

(2)
Ms. Kim’s 8,000 incentive stock options will be vested over a period of four (4) years, with the first 20% vesting on the date of grant. The options are exercisable for 5 years, and expire on the date 5 years from the date of grant.

(3)
Mr. Han’s 8,000 incentive stock options will be vested over a period of four (4) years, with the first 20% vesting on the date of grant. The options are exercisable for 5 years, and expire on the date 5 years from the date of grant.

(4)
Ms. Jeon’s 5,000 incentive stock options will be vested over a period of four (4) years, with the first 20% vesting on the date of grant. The options are exercisable for 5 years, and expire on the date 5 years from the date of grant.

(5)	Due to termination of Mr. Min’s employment and service as a director, Mr. Min’s 23,500 incentive stock options expired on March 31, 2008.
(6)	Due to termination of Mr. Min’s employment and service as a director, Mr. Min’s 40,000 non-qualified options expired on March 31, 2008.
(7)	Due to termination of Mr. Cho’s employment, Mr. Cho’s 10,400 incentive stock options expired on February 29, 2008.

Option Exercises and Stock Vested

The following table sets forth information on exercises of stock options and vesting of restricted stock during 2007 for Senior Executive and Principal Officers during the year ended December 31, 2007.

Option Exercises and Stock Vested for the Fiscal Year 2007

(Executive and Principal Officer)

		Option Awards		Stock Awards
Name	Year	Number of Shares acquired on exercise(#)	Value realized on exercise($)	Number of Shares acquired on vesting(#)	Value realized on vesting($)
Joanne Kim		-	-	-	-
Sung Soo Han		-	-	-	-
Elaine Jeon		-	-	-	-
Soo Bong Min		-	-	-	-
Brian E Cho	2007	7,040	$46,688	-	-

Pension Benefits

The table disclosing the actuarial present value of each Named Executive Officer’s accumulated benefit under defined benefit plans, the number of years of credited service under each such plan, and the amount of pension benefits paid to each Named Executive Officers during the year is omitted because the Company does not have a defined benefit plan for Named Executive Officers. The only retirement plan available to NEOs in 2007 was the Company’s qualified 401(k) savings and retirement plan, which is available to all employees.

Non-Qualified Deferred Compensation

The table disclosing contributions to non-qualified defined contributions and other deferred compensation plans, each NEO’s withdrawals, earnings and fiscal year end balances in those plans is omitted because, in 2007, the Company had no nonqualified deferred compensation plans or benefits for executive officers or other employees of the Company.

Director Compensation

The Company generally uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Nominations and Corporate Governance Committee considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board. Similar to executive officers, Directors will be asked to comply with the Company’s Stock Ownership Guidelines that is currently under consideration by the Board of Directors. The Guideline, if adopted, will require each Director to own shares of the Company’s stock with an aggregate value of at least three times the annual cash retainer within three years after joining the Board.

Cash Compensation Paid to Board Members

Meetings of our Board of Directors are held each month, generally on the same day as meetings of the Bank Board. Each member of our Board of Directors also serves on the Bank’s Board. During the fiscal year 2007, directors received $3,000 per month for their service on the Board of Directors of both the Company and the Bank. The Chairman of the Board received an additional $2,500 per month. Non-employee directors also received fees of $350 per meeting for attendance at the Bank Board committee meetings in 2007, but from January 1, 2008, attendance compensation is not provided due to the agreement of the Board of Directors for the contribution of the bank management’s efforts to reduce expenses. Attendance compensation for the Director Loan Committee and the Audit Committee was $450 per meeting in 2007, but also there is no compensation for the Audit Committee from the beginning of 2008. The Chairman of the Audit Committee received $1,500 per month in addition to the monthly director fee and Committee meeting fees in 2007. The Chairman of the Director Loan Committee received $1,000 per month in addition to the monthly director fee and Committee meeting fees in 2007. Directors are not paid additional fees for their service on the Wilshire Bancorp board committees.

We entered into Deferred Compensation Agreements in 1983 and 1984 with certain directors, including Harry Siafaris, a current director. Pursuant to the Deferred Compensation Agreements, the directors elected to defer certain directors’ fees in exchange for specified benefits over a period of ten years beginning at age 65. The only payments under the Deferred Compensation Agreements made in 2007 to a current director were in the amount of $879 per month to Mr. Siafaris. It is anticipated that we will eventually be reimbursed for payments made under the Deferred Compensation Agreements through the proceeds of life insurance policies previously purchased by us for the participating directors, which policies name us as beneficiary.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s directors during the fiscal year ended 2007.

Summary Compensation Table - Directors

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(5) ($)		Total($)
Mel Elliot	2007	$48,000	-	-	-	-	-	$5,500	(6)	$53,500
Lawrence Jeon (1)	2007	$7,150	-	-	-	-	-	$500		$7,650
Gapsu Kim	2007	$43,000	-	-	-	-	-	$500		$43,500
Kyu-Hyun Kim	2007	$58,000	-	-	-	-	-	$500		$58,500
Steven Koh	2007	$71,600	-	-	-	-	-	$500		$72,100
Richard Lim	2007	$43,000	-	-	-	-	-	$500		$43,500
Fred Mautner	2007	$69,350	-	-	-	-	-	$5,500	(6)	$74,850
Young Hi Pak	2007	$42,650	-	-	-	-	-	$500		$43,150
Harry Siafaris	2007	$42,650	-	-	-	-	-	$11,048	(7)	$53,698
Donald Byun (2)	2007	$37,250	-	-	-	-	-	-		$37,250
Larry Greenfield (3)	2007	$38,050	-	-	-	-	-	-		$38,050
Soo Bong Min(4)	2007	$36,000	-	-	-	-	-	-		$36,000

(1)	Lawrence Jeon joined a member of Board of Directors on December 12, 2007.
(2)	Donald Byun retired a member of Board of Directors on November 29, 2007.
(3)	Larry Greenfield retired a member of Board of Directors on December 7, 2007.
(4)	Soo Bong Min retired a member of Board of Directors and CEO on December 31, 2007.
(5)	Mel Elliot, Lawrence Jeon, Gapsu Kim, Kyu-Hyun Kim, Steven Koh, Richard Lim, Fred Mautner Young Hi Pak, and Harry Siafaris received $500 in apparel.
(6)	Includes cash payments made in lieu of insurance premiums under the Company’s Survivor Income Plan.
(7)	Includes payments of $879 per month in exchange for specified benefits under Deferred Compensation Agreements.

Human Resources Committee Report

The Human Resources Committee held five meetings during fiscal year 2007. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Human Resources Committee, the Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Submitted by the Human Resources Committee of the Board of Directors

Harry Siafaris (Chairman)

Steven Koh

Kyu-Hyun Kim

Gapsu Kim

Richard Lim

Young Hi Pak

Dated: April 2, 2008

Human Resources Committee Interlocks and Insider Participation

During 2007, our HR Committee consisted of Harry Siafaris, Steven Koh, Kyu-Hyun Kim, Gapsu Kim, Richard Lim, Young Hi Pak. No member of the HR Committee was an officer or employee of Wilshire Bancorp or any of its subsidiaries during 2007 and no member of the HR Committee is formerly an officer of Wilshire Bancorp or any of its subsidiaries. In addition, none of our executive officers has served as a member of a compensation committee or Board of Directors of any other entity an executive officer of which is currently serving as a member of our Board.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2008  by (1) each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each of our directors, (3) each of the Named Executive Officers, and (4) all of our directors and Named Executive Officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or dispositive power and options that are currently exercisable or exercisable within 60 days (listed below as “Vested Option Shares”). Each director, officer or 5% or more shareholder known to us, as the case may be, has furnished to us information with respect to beneficial ownership. Except as otherwise indicated in the footnotes to this table, we believe that the beneficial owners of common stock listed below, based on information each of them has provided to us, have sole voting and dispositive power with respect to their shares.

The table lists applicable percentage ownership based on 29,391,177 shares of common stock outstanding as of April 14, 2008. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 14, 2008 are deemed outstanding for the purpose of calculating the percentage ownership of the person holding these options, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Unless otherwise noted, the address for each shareholder listed below is: c/o Wilshire Bancorp, Inc., 3200 Wilshire Blvd., Los Angeles, California 90010.

		Common Stock Beneficially Owned (1)
Beneficial Owner	Shares Beneficially Owned(a)	Vested Option Shares(b)	Total (a) & (b)	Percentage of Shares Beneficially Owned

Greater than 5% Shareholders
Steven Koh	5,755,407		5,755,407	19.56%

Directors and Named Executive Officers:
Mel Elliott	738,860		738,860	2.51%
Gapsu Kim	256,100		256,100	0.87%
Kyu-Hyun Kim	550,320		550,320	1.87%
Richard Y. Lim	558,494		558,494	1.90%
Fred F. Mautner	1,086,728		1,086,728	3.69%
Young H. Pak	647,572		647,572	2.20%
Harry Siafaris	394,126		394,126	1.34%
Lawrence Jeon(2)	7,000		7,000	0.03%
Joanne Kim(3)	64,560	12,400	76,960	0.26%
Sung Soo Han	61,600	14,560	76,160	0.26%
Elaine Jeon(4)	14,820	5,600	20,420	0.07%
All executive officers and directors as a group (12)	10,135,587	32,560	10,168,147	34.56%

(1)
Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in “street name” for the benefit of such person; shares held by a charitable, family or living trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person is the sole beneficiary.

(2)	Lawrence Jeon joined a member of Board of Directors on December 12, 2007.
(3)	Joanne Kim was appointed Class III Director, President and Chief Executive Officer on April 1, 2008.
(4)	Elaine Jeon was the interim CFO and SVP from November 2007 until April 7, 2008. She was appointed Deputy CFO and Controller effective April 7, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Under Section 402 of the Sarbanes-Oxley Act of 2002, it is generally prohibited for any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. This prohibition, however, is not applicable to loans that are made in compliance Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O. We believe that all related transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made pursuant to a valid exception from Section 402 of the Sarbanes-Oxley Act.

Certain of our officers, directors and principal shareholders and their affiliates have had transactions with the Bank, including borrowings and investments in certificates of deposit. Our management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of the Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve more than the normal risk of collectibles or present other unfavorable features. All loans made by the Bank to its directors, officers and principal shareholders are in compliance with the requirements of Federal Reserve Regulation O.

We recognize that related party transactions can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of our shareholders. To ensure that all loans and related party transactions are in the Company’s best interests, the Board of Directors of Wilshire Bancorp has charged the Directors’ Loan Committee of the Bank, which is made up of all independent directors, excluding any interested parties, to review and evaluate all loans to related parties. The Director’s Loan Committee of the Bank reviews such loans for compliance with the “Insider Loans” provisions of the Bank’s General Loan Policy. The policy requires that a majority of the entire board of directors approve, in advance, all loans to insiders of the Bank and their related interests or to insiders of an affiliate of the Bank where the aggregate amount loaned to the insider and his or her related interests exceeds the greater of $25,000 or 5 percent of the Bank’s capital and unimpaired surplus. The interested party my not participate directly or indirectly by participating in the discussion during the voting. Prior approval also is needed whenever the aggregate amount of such loans exceeds $500,000.

Director Independence

Our Board of Directors has determined that each of our current directors, except Ms. Joanne Kim, is independent under the applicable NASDAQ rules.

At least twice a year, the independent members of our Board of Directors meet separately from the full Board of Directors and outside the presence of our management in executive session. The Board of Directors held twelve such executive sessions during the fiscal year 2007.

Item 14. Principal Accounting Fees and Services

Our Audit Committee has appointed Deloitte & Touche LLP as our independent auditors for the fiscal years ended December 31, 2007 and 2006. The following table shows the fees paid or accrued by us for the audit and other services provided by Deloitte & Touche for fiscal 2007 and 2006.

	2007	2006

Audit Fees	$650,000	$580,000
Tax Fees	53,500	49,000
Total	$703,500	$629,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit Table

Reference Number	Item

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2008	WILSHIRE BANCORP, INC.
a California corporation

	By:	/s/ Joanne Kim
Joanne Kim
Chief Executive Officer