Form 10-Q
period 2008-03-31
WILSHIRE BANCORP INC
filed 2008-05-12
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2008 was 29,391,177.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS)

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)
Cash and due from banks	$77,225	$82,506
Federal funds sold and other cash equivalents	20,004	10,003
Cash and cash equivalents	97,229	92,509

Securities available for sale, at fair value (amortized cost of $215,549 and $223,933 at March 31, 2008 and Decemeber 31, 2007, respectively)	218,505	224,256
Securities held to maturity, at amortized cost (fair value of $371 and $7,372 at March 31, 2008 and December 31, 2007, respectively)	377	7,384
Loans receivable, net of allowance for loan losses of $22,072 and $21,579 at March 31, 2008 and December 31, 2007, respectively	1,851,115	1,779,558
Loans held for sale—at the lower of cost or market	10,313	7,912
Federal Home Loan Bank stock, at cost	11,280	8,695
Other real estate owned	133	133
Due from customers on acceptances	2,332	3,377
Cash surrender value of bank owned life insurance	16,367	16,228
Investment in affordable housing partnerships	6,518	6,222
Bank premises and equipment	10,828	10,960
Accrued interest receivable	9,832	10,062
Deferred income taxes	7,106	9,151
Servicing assets	4,931	4,950
Interest-only strips, at fair value (amortized cost of $379 and $430 at March 31, 2008 and December 31, 2007, respectively)	727	753
Goodwill	6,675	6,675
Other intangible assets	1,512	1,587
Other assets	4,655	6,293
TOTAL	$2,260,435	$2,196,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$308,037	$314,114
Interest bearing:
Savings	34,740	31,812
Money market checking and NOW accounts	415,393	485,547
Time deposits of $100 or more	793,235	788,883
Other time deposits	176,182	142,715
Total deposits	1,727,587	1,763,071
Federal Home Loan Bank borrowings	240,000	150,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	10,339	10,440
Acceptances outstanding	2,332	3,377
Other liabilities	15,320	10,710
Total liabilities	2,082,899	2,024,919

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,391,177 shares and 29,253,311 shares at March 31, 2008 and December 31, 2007, respectively	51,399	50,895
Accumulated other comprehensive income, net of tax expense of $1,388 and $271 at March 31, 2008 and December 31, 2007, respectively	1,916	375
Retained earnings	125,483	121,778
	178,798	173,048

Less Treasury stock, at cost, 127,425 shares at March 31, 2008 and December 31, 2007	(1,262)	(1,262)
Total shareholders’ equity	177,536	171,786
TOTAL	$2,260,435	$2,196,705

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
	Three Months Ended March 31,
	2008	2007
INTEREST INCOME:
Interest and fees on loans	$35,318	$33,901
Interest on investment securities	2,584	2,239
Interest on federal funds sold	80	1,509
Total interest income	37,982	37,649

INTEREST EXPENSE:
Interest on deposits	14,738	17,362
Interest on FHLB advances and other borrowings	2,043	182
Interest on junior subordinated debentures	1,457	1,132
Total interest expense	18,238	18,676

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	19,744	18,973

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	1,400	1,630

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	18,344	17,343

NON-INTEREST INCOME:
Service charges on deposit accounts	2,748	2,287
Gain on sale of loans	864	1,809
Loan-related servicing fees	675	419
Income from other earning assets	319	277
Other income	548	418
Total noninterest income	5,154	5,210

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,976	5,698
Occupancy and equipment	1,425	1,270
Data processing	764	765
Loan referral fee	280	420
Outsourced service for customer	449	376
Advertising and promotional	177	146
Professional fees	500	315
Office supplies	217	174
Directors’ fees	96	140
Communications	123	115
Investor relation expenses	79	81
Deposit insurance premiums	330	50
Amortization of investments in affordable housing partnerships	174	113
Amortization of other intangible assets	74	74
Other operating	560	766
Total noninterest expenses	12,224	10,503

INCOME BEFORE INCOME TAXES	11,274	12,050

INCOME TAXES	4,224	4,733

NET INCOME	$7,050	$7,317
EARNINGS PER SHARE:
Basic	$0.24	$0.25
Diluted	$0.24	$0.25
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	29,276,871	29,346,442
Diluted	29,341,080	29,517,299

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(DOLLARS IN THOUSANDS)
	Common Stock
	Gross Shares				Accumulated Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2007	29,197,420		29,197,420	$49,123	$(408)	$100,920	$-	$149,635
Stock options exercised	171,476		171,476	108				108
Cash dividend declared						(1,468)		(1,468)
Share-based compensation expense				118				118
Tax benefit from stock options exercised				1,286				1,286
Cumulative impact of change in accounting for uncertainties in income tases						(162)		(162)
Cumulative impact of change in accounting for fair valuation method adoption						80		80
Comprehensive income:
Net income						7,317		7,317
Other comprehensive income:
Change in unrealized gain on interest - only strips					51			51
Change in unrealized gain on securities available for sale					221			221
Comprehensive income								$7,589
BALANCE—March 31, 2007	29,368,896	-	29,368,896	$50,635	$(136)	$106,687	$-	$157,186

	Common Stock
	Gross Shares				Accumulated Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2008	29,380,736	(127,425)	29,253,311	$50,895	$375	$121,778	$(1,262)	$171,786
Stock options exercised	137,866		137,866	391				391
Cash dividend declared						(1,469)		(1,469)
Share-based compensation expense				56				56
Tax benefit from stock options exercised				57				57
Cumulative impact of change in accounting						(1,876)		(1,876)
Comprehensive income:
Net income						7,050		7,050
Other comprehensive income:
Change in unrealized gain on interest - only strips					14			14
Change in unrealized gain on securities available for sale					1,527			1,527
Comprehensive income								$8,591
BALANCE—March 31, 2008	29,518,602	(127,425)	29,391,177	$51,399	$1,916	$125,483	$(1,262)	$177,536

	Three Months Ended March 31
	2008	2007
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized gains on securities available for sale arising during period	$2,633	$381
Less income tax expense	1,106	160
Net unrealized gains on securities available for sale	$1,527	$221

Net unrealized gains on interest-only strips arising during period	$24	$87
Less income tax expense	10	37
Net unrealized gains on interest-only strips	$14	$50

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,050	$7,317
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment securities	271	(46)
Depreciation of bank premises & equipment	441	395
Amortization of other intangible assets	74	74
Amortization of investments in affordable housing partnerships	174	113
Provision for losses on loans and loan commitments	1,400	1,630
Deferred tax benefit	929	2,086
Loss on disposition of bank premises and equipment	1	9
Net gain on sale of loans	(864)	(1,809)
Origination of loans held for sale	(23,083)	(41,960)
Proceeds from sale of loans held for sale	21,547	38,986
Gain on sale or call of available for sale securities	(3)	-
Decrease in fair value of serving rights	332	547
Loss on sale of other real estate owned	-	22
Loss on sale of repossessed vehicles	2	18
Share-based compensation expense	56	118
Change in cash surrender value of life insurance	(139)	(148)
Servicing assets capitalized	(304)	(456)
Decrease in interest-only strips	50	244
Decrease in accrued interest receivable	230	458
Decrease in other assets	1,486	22
Dividends of Federal Home Loan Bank stock	(118)	(110)
Tax benefit from exercise of stock options	(57)	(1,286)
(Decrease) Increase in accrued interest payable	(102)	267
Increase in other liabilities	2,887	1,352
Net cash provided by operating activities	12,260	7,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	7,007	9
Purchase of securities available for sale	(46,165)	(24,956)
Proceeds from sale, principle repayment, matured or called securities available for sale	54,281	21,429
Net increase in loans receivable	(73,068)	(52,727)
Proceeds from sale of other real estate owned	-	78
Proceeds from sale of repossessed vehicles	-	42
Purchases of investments in affordable housing partnerships	(470)	(241)
Purchases of Bank premises and equipment	(160)	(148)
Purchases of Federal Home Loan Bank stock	(2,467)	-
Proceeds from disposition of Bank equipment	1	-
Net cash used in investing activities	(61,041)	(56,514)

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$391	$108
Payment of cash dividend	(1,463)	(1,460)
Increase in Federal Home Loan Bank borrowings	90,000	-
Tax benefit from exercise of stock options	57	1,286
Net increase in deposits	(35,484)	(16,289)
Net cash provided by (used in) financing activities	53,501	(16,355)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,720	(65,026)

CASH AND CASH EQUIVALENTS—Beginning of period	92,509	205,247
CASH AND CASH EQUIVALENTS—End of period	$97,229	$140,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,339	$18,410
Income taxes paid	$37	$226

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITES:
Other assets transferred to Bank premises and equipment	$150	$187

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,469	$1,468

See accompanying notes to consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements

Note 1.	Business of Wilshire Bancorp, Inc.

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 20 full-service Bank branch offices in Southern California, Texas, New York and New Jersey. We also have 7 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, New Jersey, Texas, Virginia, and Washington.

Note 2.	Basis of Presentation

The financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2008 and December 31, 2007, the related statements of operations and shareholders’ equity and comprehensive income for the three months ended March 31, 2008 and 2007, and the statements of cash flows for the three months ended March 31, 2008 and 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. To conform to the consolidated financial statements of the prior period to the current period’s presentation, we (i) reclassified change in the fair valuation of servicing assets of $148,000 from non-interest income to loan servicing income (ii) separately disclosed investment in affordable housing partnerships from other assets, increasing the net cash provided by operating activities and net cash used in investing activities by $241,000.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2007.

Note 3.	Fair Value Option and Measurement for Financial Assets and Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Under the statement, the fair value option may be applied instrument by instrument, with only a few exceptions, but may only apply to entire instruments and not to portions of instruments. The fair value option is a one-time election for existing instruments and is irrevocable. The Company adopted SFAS No. 159 as of January 1, 2008. All assets and liabilities are evaluated for eligibility of the fair value option under the statement. Based on the analysis performed, the Company concluded that the fair value option provided by this statement is not elected for any of the existing instruments under its current asset and liability balances. The Company will constantly review the new asset and liability additions on an ongoing basis, and will elect fair value option pursuant to SFAS No. 159 for any new instruments that fall in line with the fair value accounting and reporting.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to SFAS No. 157:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for the position size.

Level 2 - Pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies, including the use of pricing matrices. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Pricing inputs are inputs unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Company adopted SFAS No. 157 as of January 1, 2008. It used the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring basis are listed as follows:

Securities available for sale - Investment in available-for-sale securities is recorded at fair value pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of March 31, 2008 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Servicing assets and interest-only strips - SBA loan servicing assets represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. The Company classifies SBA loan servicing assets as recurring with Level 3 measurement inputs.

Financial assets and liabilities recorded at fair value on a nonrecurring basis are listed as follows:

Impaired loans - A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company measures impairment on all nonaccrual loans, except automobile loans, for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company records impaired loans as nonrecurring with Level 3 measurement inputs.

The table below summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008:

Assets Measured at Fair Value

(dollars in thousands)

	As of March 31, 2008
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$218,505	$-	$218,505	$-
Servicing assets	4,931	-	-	4,931
Interest-only strips	727	-	-	727
Impaired loans	22,180	-	-	22,180

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter-ended March 31, 2008 (dollars in thousands):

	At December 31, 2007	Net Realized Losses in Net Income	Net Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At March 31, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,950	$(322)	$-	$303	$-	$4,931	$-
Interest-only strips	753	(50)	24	-	-	727	202

Note 4.	Bank Owned Life Insurance (BOLI) Obligation

FASB Emerging Issue Task Force (“EITF”) 06-4 requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity’s first fiscal year after December 15, 2007. We adopted EITF 06-4 on January 1, 2008 using the later option, i.e., based on the future death benefit. Upon this adoption, we recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the current year’s beginning equity. During the first quarter of 2008, the increase in BOLI expense and liability related to the adoption of EITF 06-4 was $36,000, which was included as part of the other expense and other liabilities balances in the consolidated financial statements.

Note 5.	Shareholder’s Equity

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

	For the Quarter Ended March 31, (dollars in thousands)
	2008	2007
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$7,050	$7,317
Denominator:
Denominator for basic earnings per share: Weighted-average shares	29,276,871	29,346,442
Effect of dilutive securities: Stock option dilution	64,209	170,857
Denominator for diluted earnings per share: Adjusted weighted-average shares And assumed conversions	29,341,080	29,517,299
Basic earnings per share	$0.24	$0.25
Diluted earnings per share	$0.24	$0.25

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008. During first quarter of 2008, there were no such repurchases. The approximate dollar value of shares that may yet be purchased under the program as of March 31, 2008 was $8.7 million.

Note 6.	Share-Based Compensation

During 1997, the Bank established the 1997 stock option plan (“1997 Plan”) that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company’s common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007, with 307,650 previously granted options outstanding as of March 31, 2008. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

On January 1, 2006, the Company adopted the SFAS No. 123R, using the prospective method. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $56,000 and $118,000 for the three months ended March 31, 2008 and 2007, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effects on basic or diluted earnings per share was negligible. For the three months ended March 31, 2008 and 2007, cash provided by operating activities decreased by $57,000 and $1,286,000, respectively, and cash provided by financing activities increased by identical amounts for 2008 and 2007, respectively, related to excess tax benefits from stock-based payment arrangements.

The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life (estimated period of time outstanding) of options was estimated using the simple method in accordance with SFAS No. 123R. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

For the three months ended March 31, 2008 and 2007, there were no stock options granted.

A summary of activity for the Company’s stock options as of and for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	522,476	$12.16
Granted	-	-
Exercised	(137,866)	2.84
Forfeited	(76,960)	17.73
Outstanding at March 31, 2008	307,650	14.94	5.23	$170,035

Options exercisable at March 31, 2008	197,690	13.63	5.50	$170,035

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$1.00 to $1.99	4,800	$1.39	2.72 years	4,800	$1.39
$2.00 to $2.99	20,260	2.57	4.15 years	20,260	2.57
$3.00 to $4.99	12,000	4.53	5.33 years	12,000	4.53
$13.00 to $14.99	47,000	13.74	7.03 years	32,200	13.73
$15.00 to $16.99	102,090	15.21	6.98 years	75,630	15.22
$17.00 to $19.99	121,500	18.80	3.33 years	52,800	18.72
$1.00 to $19.99	307,650	14.94	5.23 years	197,690	13.63

During the three months ended March 31, 2008 and 2007, information related to stock options is presented as follows:

	Three Months Ended
	March 31,
	2008	2007

Total intrinsic value of options exercised	$618,443	$3,071,873
Total fair value of options vested	54,116	73,379
Weighted average fair value of options granted during the period	-	-

As of March 31, 2008, total unrecognized compensation cost related to stock options amounted to $195,000, which is expected to be recognized over a weighted average period of 1.02 years.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2008	164,540	$4.15
Granted	-	-
Vested	(21,520)	2.51
Forfeited on unvested shares	(33,060)	5.29
Nonvested at March 31, 2008	109,960	4.13

Note 7.	Business Segment Information

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

(dollars in thousands)	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$15,901	$620	$3,223	$19,744	$14,113	$951	$3,909	$18,973
Less provision for loan losses	(1,014)	422	1,992	1,400	1,550	(84)	164	1,630
Other operating income	3,528	275	1,351	5,154	3,040	343	1,827	5,210
Net revenue	20,443	473	2,582	23,498	15,603	1,378	5,572	22,553
Other operating expenses	10,896	260	1,068	12,224	9,142	236	1,125	10,503
Income before taxes	$9,547	$213	$1,514	$11,274	$6,461	$1,142	$4,447	$12,050
Business segment assets	$2,063,297	$42,387	$154,751	$2,260,435	$1,800,073	$50,208	$150,802	$2,001,083

Note 8.	Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties. Commitments at March 31, 2008 are summarized as follows (dollars in thousands):

Commitments to extend credit	$233,436

Standby letters of credit	$9,333

Commercial letters of credit	$12,615

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. We do not believe the final disposition of all such claims will have a material adverse effect on our financial position or results of operations.

Note 9.	Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities, including goodwill and nonfinancial long-lived assets, and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently assessing the impact that the adoption of FSP No. 157-2 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This new statement has the same scope as SFAS No. 133. Accordingly, it applies to all entities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors a better and clearer understanding of the derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three months ended March 31, 2008 and 2007, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007, including the following:

•	If a significant number of customers fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•	Increases in our allowance for loan losses could materially affect our earnings adversely.

•	Banking organizations are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

•	The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

•	Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

•	The holders of recently issued debentures have rights that are senior to those of our common shareholders.

•	Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•	Recently negative development in the financial industry and U.S. and global credit markets may affect our operations and results.

•	Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

•	The short-term and long-term impact of the new Basel II capital standards and the forthcoming new capital rules to be proposed for non-Basel II U.S. banks is uncertain.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We may be unable to manage future growth.

•	Unexpected litigation or unexpected outcomes of pending litigation matters may negatively affect our results of operations, financial condition or reputation.

•	We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

•	Our directors and executive officers beneficially own a significant portion of our outstanding common stock.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	We face substantial competition in our primary market area.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We are subject to significant government regulation and legislation that increase the cost of doing business and inhibits our ability to compete.

•	We could be negatively impacted by downturns in the South Korean economy.

•	Additional shares of our common stock issued in the future could have a dilutive effect.

•	Shares of our preferred stock issued in the future could have dilutive and other effects.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2007 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three months ended March 31, 2008 and 2007. In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods. The operating results for the interim periods are not necessarily indicative of our future operating results.

Executive Overview

(dollars in thousands, except per share data)
As of and for the Three Months Ended	March 31, 2008	March 31, 2007
Net income	$7,050	$7,317
Net income per share, basic	0.24	0.25
Net income per share, diluted	0.24	0.25
Net interest income before provision for loan losses and off-balance sheet commitments	19,744	18,973
Average balances:
Assets	2,211,860	1,991,923
Cash and cash equivalents	76,202	175,918
Investment securities	222,525	186,563
Net loans	1,828,889	1,551,416
Total deposits	1,704,820	1,731,159
Shareholders’ equity	175,332	155,100
Performance Ratios:
Annualized return on average assets	1.28%	1.47%
Annualized return on average equity	16.08%	18.87%
Net interest margin	3.83%	4.10%
Efficiency ratio	49.10%	43.43%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.24%	10.00%
Tier 1 capital to risk-weighted assets	11.75%	12.07%
Total capital to risk-weighted assets	14.37%	13.80%

Period-end balances as of:	March 31, 2008	December 31, 2007	March 31, 2007
Total assets	$2,260,435	$2,196,705	$2,001,083
Investment securities	218,882	231,640	186,403
Total loans, net of unearned income	1,883,500	1,809,050	1,615,355
Total deposits	1,727,587	1,763,071	1,735,683
Junior subordinated debentures	87,321	87,321	61,547
FHLB borrowings	240,000	150,000	20,000
Shareholders’ equity	177,536	171,786	157,186
Asset Quality Ratios:
Net charge-off to average total loans for the quarter	0.06%	0.23%	0.17%
Nonperforming loans to total loans	0.64%	0.59%	1.25%
Nonperforming assets to total loans and other real estate owned	0.72%	0.60%	1.25%
Allowance for loan losses to total loans	1.17%	1.19%	1.07%
Allowance for loan losses to nonperforming loans	184.35%	203.55%	85.01%

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

We operate community banks doing a general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses that we served are owned by Hispanic and other minority groups.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain 20 full-service branch banking offices in Southern California, Texas, New Jersey, and New York, and 7 separate loan production offices in Aurora, Colorado (the Denver area); Atlanta, Georgia; Palisades Park, New Jersey; Dallas, Texas; Houston, Texas; Annandale, Virginia, and Seattle, Washington.

In July 2007, the Company implemented a stock repurchase program whereby the Company may repurchase up to an aggregate of $10 million worth of shares of its common stock from time to time until July 31, 2008. Thus far, 127,425 shares have been repurchased under this program amounting to $1.3 million. We believe this program represents an efficient way to manage capital as well as affirming our optimism for the long term value for shareholders.

First Quarter 2008 Key Performance Indicators

We believe the following were key indicators of our performance for operations during the first quarter of 2008:

•	Under our strategy of disciplined loan and asset growth, our total assets grew to $2.26 billion at the end of first quarter of 2008, or an increase of 2.90% from $2.20 billion at the end of 2007.

•
Consistent with our strategy and asset growth, our total loans, net of allowance for loan losses, grew in a more controlled way by 4.14% to $1.86 billion at the end of the first quarter of 2008, as compared with $1.79 billion at the end of 2007.

•
Despite the overall weak economy and fierce competition for deposits among financial institutions, our total deposits only slightly declined 2.01% to $1.73 billion at the end of the first quarter of 2008, as compared with $1.76 billion at the end of 2007.

•
Due to the significant 200 basis point cuts of federal funds rate in January and March 2008, total interest income decreased 5.08% to $38.0 million in the first quarter of 2008, as compared with $40.0 million in the fourth quarter of 2007. However, it increased 0.89% when compared to $37.6 million in the first quarter of 2007.

•
Consistent with the interest rate cuts, our total interest expense was reduced to $18.2 million in the first quarter of 2008, or 6.42% and 2.35% decreases from $19.5 million and $18.7 million in the fourth quarter and first quarter of 2007, respectively.

•
Net income for the first quarter of 2008 was $7.1 million, which represents a slight decrease of 3.65% from $7.3 million in the first quarter of 2007 and a significant increase of 28.21% from $5.5 million in the fourth quarter of 2007. Such income growth compared to the previous quarter was primarily explained by steady loan growth and improved loan quality.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Besides the newly adopted accounting pronouncements noted at Note 3 and Note 4, we have particularly identified several accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, and the accounting for income tax provisions and the uncertainty in income taxes. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

Our significant accounting policies are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements (“Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2008.

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

Average interest-earning assets increased 11.33% to $2.06 billion in the first quarter of 2008, as compared with $1.85 billion in the same quarter of 2007 and average net loans increased 17.89% to $1.83 billion in the first quarter of 2008, as compared with $1.55 billion in the same quarter of 2007. Our average interest-bearing deposits slightly decreased 1.08% to $1.40 billion in the first quarter of 2008, as compared with $1.42 billion in the same quarter of 2007. Among which, average FHLB advances and other borrowings have significantly increased $197.6 million to $217.6 million in the first quarter of 2008 from $20.0 million in the same quarter of last year (see “Financial Condition-Deposits and Other Sources of Funds” below), and average junior subordinated debenture has increased $25.8 million to $87.3 million in the first quarter of 2008 from $61.5 million in the first quarter of 2007. As a result, total interest bearing liabilities increased 13.85% to $1.71 billion in the first quarter of 2008, as compared with $1.50 billion in the first quarter of 2007.

The recent interest rate cuts have decreased our earning-asset yields as well as our cost of funds. However, due the stiff competition in our local market, our earning-asset yields have decreased relatively more when compared to our cost of funds. The average yields on our interest-earning assets decreased to 7.37% for the first quarter of 2008 from 8.13% for the first quarter of the prior year. Consistent with the decrease in average yields on interest-earning assets, the cost of funds for average yields on interest-earning liabilities also decreased to 4.27% for the first quarter of 2008 from 4.97% for the prior year’s same quarter. Although interest income slightly grew 0.89%, because of the higher interest-earning asset balance, to $38.0 million for the first quarter of 2008, as compared with $37.6 million for the prior year’s same period, the interest expense has slightly decreased 2.35% to $18.2 million for the first quarter of 2008, as compared with $18.7 million for the same quarter a year ago. The net result of our growth in interest income and decline in interest expense was an increase in net interest income of 4.07% to $19.7 million for the first quarter of 2008, as compared with $19.0 million for the same quarter a year ago.

Despite our net interest income having increased by $0.8 million in the first quarter 2008, our net interest spread and margin were lowered, primarily impacted by the stiff deposit competition among financial institutions and 200 basis point federal funds rate cuts in January and March 2008. Our net interest spread and net interest margin have deteriorated in the first quarter of 2008 to 3.10% and 3.83%, respectively, lowered from 3.29% and 4.15% in the prior quarter, and 3.16% and 4.10% in the same quarter a year ago. Management believes that the recent federal funds rate cut of 75 basis points on March 18, 2008, will further affect and compress our margins in the second quarter of 2008.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended March 31,
	2008			2007
	(dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans[1]	$1,828,889	$35,318	7.72%	$1,551,416	$33,901	8.74%
Securities of U.S. government agencies	204,313	2,378	4.66%	161,064	1,933	4.80%
Other investment securities	18,211	206	4.52%	25,499	306	4.80%
Interest on federal fund sold	9,851	80	3.27%	113,444	1,509	5.32%
Total interest-earning assets	2,061,264	37,982	7.37%	1,851,423	37,649	8.13%
Cash and due from banks	66,351			62,474
Other assets	84,245			78,026
Total assets	$2,211,860			$1,991,923

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$396,595	3,725	3.76%	$405,927	4,598	4.53%
Super NOW deposits	22,520	79	1.41%	20,957	58	1.11%
Savings deposits	32,617	249	3.05%	29,270	141	1.93%
Time certificates of deposit in denominations of $100,000 or more	788,630	8,799	4.46%	803,630	10,618	5.28%
Other time deposits	163,993	1,886	4.60%	159,946	1,948	4.87%
FHLB advances and other borrowings	217,593	2,043	3.76%	20,017	181	3.63%
Junior subordinated debenture	87,321	1,457	6.68%	61,547	1,132	7.36%
Total interest-bearing liabilities	1,709,269	18,238	4.27%	1,501,294	18,676	4.97%
Non-interest-bearing deposits	300,465			311,428
Total deposits and other borrowings	2,009,734		1,812,722
Other liabilities	26,794			24,101
Shareholders’ equity	175,332			155,100
Total liabilities and shareholders’ equity	$2,211,860			$1,991,923
Net interest income		$19,744			$18,973
Net interest spread[2]			3.10%			3.16%
Net interest margin[3]			3.83%			4.10%
 ___________________________
1 Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,282,000 and $1,599,000 for the quarters ended March 31, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.
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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	For the Quarter Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to Change In
	Volume	Rate	Total
Interest income:
Net loans [1]	$5,637	$(4,220)	$1,417
Securities of U.S. government agencies	504	(59)	445
Other investment securities	(83)	(17)	(100)
Interest on federal fund sold	(1,005)	(424)	(1,429)
Total interest income	5,053	(4,720)	333

Interest expense:
Money market deposits	(104)	(769)	(873)
Super NOW deposits	5	16	21
Savings deposits	18	90	108
Time certificates of deposit in denominations of $100,000 or more	(195)	(1,624)	(1,819)
Other time deposits	48	(110)	(62)
FHLB advances and other borrowings	1,855	7	1,862
Junior subordinated debenture	438	(113)	325
Total interest expense	2,065	(2,503)	(438)

Change in net interest income	$2,988	$(2,217)	$771
 ___________________________
1 Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $1,282,000 and $1,599,000 for the quarters ended March 31, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but includes those placed on non-accrual status.

Provision for Loan Losses and Provision for Off-balance Sheet Losses

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

We recorded a provision for loan and off-balance sheet losses of $1.4 million in the first quarter of 2008 as compared to a provision of $1.6 million for the prior year’s same quarter. The decrease in the provision for credit and off-balance sheet losses was in line with our enhanced lending policy and our strategy of improving loan quality (see “Financial Condition - Allowance for Loan and Off-Balance Sheet Losses” below for further discussion). The $1.4 million provision in the first quarter of 2008 was net of a recovery of $112,000 provision for off-balance-sheet items, while the $1.6 million provision in the first quarter of 2007 included $375,000 provision to the reserve for off-balance-sheet items. The procedures for monitoring the adequacy of the allowance for loan and off-balance sheet losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan and Off-Balance Sheet Losses” below.

Non-interest Income

Total non-interest income stayed fairly stable at $5.2 million in the first quarter of 2008 and 2007. This was because the $945,000 decrease in gain of sale of loans was offset by the income increase in other areas, primarily related to the $461,000 increase in service charges on deposit accounts, $256,000 increase in loan-related servicing income, and $130,000 increase in income from other income. Non-interest income as a percentage of average assets decreased to 0.23% for the first quarter of 2008 from 0.26% for the prior year’s same period, which was because the non-interest income stayed unchanged while the average asset base has grown 11.05% to $2.21 billion in the first quarter of 2008, as compared with $1.99 billion in the same quarter a year ago. We currently earn non-interest income from various sources, including an income stream provided by BOLI in the form of an increase in cash surrender value.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(dollars in thousands)

For Three Months Ended March 31,	2008		2007
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,748	53.3%	$2,287	43.9%
Gain on sale of loans	864	16.8%	1,809	34.8%
Trade finance and loan servicing income	675	13.1%	419	8.0%
Income from other earning assets	319	6.2%	277	5.3%
Other income	548	10.6%	418	8.0%
Total	$5,154	100.0%	$5,210	100.0%
Average assets	$2,211,860		$1,991,923
Non-interest income as a % of average assets		0.23%		0.26%

Our largest source of non-interest income in the first quarter of 2008 was the service charge income on deposit accounts, which generally increases as the number of transactional accounts increase. The service charge income was $2.7 million, representing over $53% of the total non-interest income for the first quarter of 2008. It has increased 20.2% as compared to $2.3 million in the first quarter of 2007.

Our second largest source of non-interest income for the first quarter of 2008 was the gain on the sale of loans, which was $864,000 for the first quarter of 2008, representing approximately 17% of the total non-interest income. It has substantially decreased to $864,000 in the first quarter of 2008 from $1.8 million in the same period of prior year. This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the portion of SBA loans guaranteed under the SBA 7(a) program in government securities secondary markets and retain servicing rights. We also recognized minimal gains from the sale of residential mortgage loans of $14,000 in first quarter 2008 due to the slow-down of the residential mortgage market. Since there were no unguaranteed SBA loan sales, and only $14,000 sales gain on residential mortgage sales in the first quarter of 2008, the $945,000 decrease in gain on sale was primarily related to the sale of guaranteed portions of the SBA loans. Such decrease in gain on sale of loans was primarily related to the combined effect of decrease in SBA loan production level, and decrease in sales premium rate. SBA loan production levels decreased $16.5 million or 42.6% to $22.3 million in first quarter of 2008 compared to $38.8 million in first quarter 2007. The average sales premium of SBA loans we have received decreased 233 basis points to 5.12% in the first quarter of 2008, as compared with 7.45% in the first quarter 2007.

The third largest source of non-interest income was loan-related servicing income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In the first quarter of 2008, it increased to $675,000 as compared with $419,000 for the prior year’s same period. Such increase was primarily $413,000 income increase related to the disposal of servicing assets and interest-only (“I/O”) strips between the current quarter and the same quarter a year ago. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and I/O strips that we capitalize upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off. For the first three months of 2008, $194,000 of servicing assets and I/O strips were charged back to this loan service fee income account by the early pay-offs as compared to $607,000 for the prior year’s same period.

Income from other earning assets mainly represents dividend income on FHLB stock ownership and increases in cash surrender value of BOLI. For the first quarter of 2008, the balance increased to $319,000 as compared to $277,000 in the prior year’s same period. The $42,000 increase was primarily attributable to $32,000 increase in FHLB stock dividend income, which was due to $2.6 million increase in FHLB stock corresponding to our increase in FHLB borrowings.

Non-interest income, other than the categories specifically addressed above, represents income from miscellaneous sources, such as checkbook sales income, gain on sales of investment securities, excess of insurance proceeds over carrying value of an insured loss, and generally increases as our business activities grow. For the first quarter of 2008, this miscellaneous income amounted to $548,000 as compared to $418,000 in the prior year’s same period.

Non-interest Expense

Total noninterest expense increased to $12.2 million in the first quarter of 2008 from $10.5 million in the same period of 2007. This increase is attributed to the expanded personnel and premises associated with our business growth, including the increase in expenses associated with the new offices opened in the third and fourth quarters of 2007. However, due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain non-interest expenses as a percentage of average assets at the low level of 0.55% and 0.53% in the first quarter of 2008 and 2007, respectively. Our efficiency ratio was 49.1% in the first quarter of 2008, compared to 43.4% in the same quarter a year ago, which was mainly due to the integration of the operation for the newly opened New Jersey and California branches in the previous quarters.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

For the Quarter Ended March 31,	2008		2007
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$6,976	57.1%	$5,698	54.3%
Occupancy and equipment	1,425	11.7%	1,270	12.1%
Data processing	764	6.2%	765	7.3%
Loan referral fee	280	2.3%	420	4.0%
Professional fees	500	4.1%	315	3.0%
Directors’ fees	96	0.8%	140	1.3%
Office supplies	217	1.8%	174	1.7%
Advertising	177	1.4%	146	1.4%
Communications	123	1.0%	115	1.1%
Deposit insurance premium	330	2.7%	50	0.5%
Outsourced service for customer	449	3.7%	376	3.6%
Investor relation expenses	79	0.6%	81	0.8%
Amortization of investments in affordable housing partnerships	174	1.4%	113	1.1%
Amortization of other intangible assets	74	0.6%	74	0.7%
Other operating	560	4.6%	766	7.1%
Total	$12,224	100.0%	$10,503	100.0%
Average assets	$2,211,860		$1,991,923
Non-interest expenses as a % of average assets		0.55%		0.53%

Salaries and employee benefits historically represent more than half of total non-interest expense and generally increase as our branch network and business volume expand. Associated with the new branches opened in the third and fourth quarters in 2007, these expenses increased 22.4% to $7.0 million or 57% of total noninterest expenses in the first quarters of 2008, as compared with $5.7 million, or 54% for the prior year’s same quarter. Such increase was the result of overall compensation increase caused by stiff competition for qualified bankers in our niche market in addition to our new office openings and business growth in the past 12 months that require additional staffing. The number of full-time equivalent employees increased to 352 as of March 31, 2008, as compared with 347 as of March 31, 2007, Nonetheless, our significant asset growth helped us improved assets per employee ratio to $6.4 million in the first quarter of 2008, as compared with $5.8 million in the same quarter a year ago.

Occupancy and equipment expenses increased to $1.4 million or 12% of total noninterest expenses, in the first quarter of 2008 as compared with $1.3 million for the same quarter a year ago. The increase was primarily attributable to the additional office space and lease expenses for of the two additional branch offices in New Jersey and California.

Data processing expenses and office supplies together represent about 8% of total noninterest expenses. The balances remained fairly the same at $764,000 in the first quarter of 2008, as compared with $765,000 for the same quarter a year ago. The expenses were fairly maintained at the same level due to our effort of controlling expenses while keeping up with the growth pace of our business.

Loan referral fees are paid to brokers who refer loans to us, mostly SBA loans. Although we also pay referral fees for some qualified commercial loans, referral fee expenses generally correspond to our SBA loan production level. SBA loan production level decreased $16.5 million or 42.6% to $22.3 million in first quarter of 2008 compared to $38.8 million in first quarter 2007. The loan referral fees also decreased consistent with the decline in the SBA loan production level.

Professional fees generally increase as we grow and were $500,000 and $315,000, or 4% and 3% of total noninterest expenses, in the first quarters of 2008 and 2007, respectively. The $185,000 increase in professional fees is mainly attributable to the $170,000 increase in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the first quarter of 2008, the expenses sharply increased to $330,000 from $50,000 in the same quarter a year ago, which was primarily attributable to the new $251,000 FDIC risk insurance premium assessment. In the same quarter a year ago, only FICO premium of $50,000 was assessed.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from their deposit balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, such as escrow accounts and brokerage accounts, these expenses increased to $449,000 in the first quarter of 2008 from $376,000 in the same period of 2007. The $73,000 increase in this expense category was related to various vendor services, which is consistent with our business growth.

Non-interest expense other than the categories specifically addressed above, such as director’s fees, office supplies, advertising, communications, and other miscellaneous expenses, decreased to $1.5 million in total in the first quarter of 2008 as compared with $1.6 million for the prior year’s same quarter.

Provision for Income Taxes

For the quarter ended March 31, 2008, we made a provision for income taxes of $4.2 million on pretax net income of $11.3 million, representing an effective tax rate of 37.5%, as compared with a provision for income taxes of $4.7 million on pretax net income of $12.1 million, representing an effective tax rate of 39.3% for the prior year’s same period.

Our effective tax rate in the first quarter of 2008 was 1.8% lower when compared to the same quarter a year ago, which was mainly due to the increase in low income tax credit to which we were entitled for our investment in various government defined low income communities. Our effective tax rate in general has been lower than the statutory rate due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds.

Based upon consideration of all relevant facts and circumstances, we do not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon our results of operations or financial condition.

Financial Condition

Investment Portfolio

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We sell federal funds and high quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. As of March 31, 2008, our investment portfolio is primarily comprised of United States government agency securities, accounting for 93% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS’s, and collateralized mortgage obligations, or CMO’s, guaranteed by FNMA, FHLMC, or GNMA. Our investment portfolio currently contains 0% subprime mortgages. Besides the U.S. government agency securities, we also have a 3% investment in corporate debt and 4% in municipal debt securities. Among all the corporate and municipal debt securities, the majority of which are “Triple A” rated, and all are considered investment grade. We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Pursuant to the fair value elective option of SFAS No. 159, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under SFAS No. 115. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.4 million and $218.5 million as of March 31, 2008. See Note 3 for adoption of SFAS No. 159 and SFAS No. 157 and the fair value measurement input disclosure for SFAS No. 157.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio
(dollars in thousands)

	As of March 31, 2008			As of December 31, 2007
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Securities of government sponsored enterprises	$-	$-	$-	$7,000	$7,001	$1
Collateralized mortgage obligation.	157	150	(7)	164	151	(13)
Municipal securities	220	221	1	220	220	-
Total held to maturity securities	$377	$371	$(6)	$7,384	$7,372	$(12)

Available for Sale:
Securities of government sponsored enterprises	$44,922	$45,404	$482	$64,932	$65,175	$243
Mortgage backed securities	86,056	86,906	850	60,470	60,557	87
Collateralized mortgage obligation	69,774	71,132	1,358	73,416	73,286	(130)
Corporate securities	7,072	7,238	166	17,390	17,484	94
Municipal securities	7,725	7,825	100	7,725	7,754	29
Total available for sale securities	$215,549	$218,505	$2,956	$223,933	$224,256	$323

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at March 31, 2008:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Mortgage backed securities	$-	$157	$-	$-	$157
Municipal securities	220	-	-	-	220

Available-for-sale:
Securities of government sponsored enterprises	3,036	25,256	17,112	-	45,404
Mortgage backed securities	11,113	1,342	193	74,258	86,906
Collateralized mortgage obligation	4,841	66,291	-	-	71,132
Corporate securities	-	7,238	-	-	7,238
Municipal securities	400	-	4,682	2,743	7,825
Total investment Securities	$19,610	$100,284	$21,987	$77,001	$218,882

Our investment securities holdings decreased by $12.8 million, or 5.5%, to $218.9 million at March 31, 2008, compared to holdings of $231.6 million at December 31, 2007. Total investment securities as a percentage of total assets were 9.7% and 10.5% at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, investment securities having a carrying value of $202.5 million were pledged to secure certain deposits.

As of March 31, 2008, due to substantial decrease in interest rates, our held-to-maturity securities, which are carried at their amortized costs, were mostly called by the issuers. The investment balance decreased to $0.4 million from $7.4 million at December 31, 2007. Similarly, available-for-sale securities, which are stated at their fair market values, decreased to $218.5 million at March 31, 2008 from $224.3 million at December 31, 2007.

Loan Portfolio

All loans are carried at face amount, less principal repayment collected, net of deferred loan fees, and the allowance for loan losses, interest on loans is accrued daily on a simple interest basis. Total loans net of unearned loans and allowance for loan losses increased $74.0 million, or 4.1%, to $1.86 billion at March 31, 2008, as compared with $1.79 billion at December 31, 2007. Total loans net of unearned income as a percentage of total assets as of March 31, 2008 and December 31, 2007 were 83.3% and 82.4%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio
	Amount Outstanding
	(dollars in thousands)
	March 31, 2008	December 31, 2007
Construction	$46,047	$59,443
Real estate secured	1,460,695	1,386,622
Commercial and industrial	354,911	335,332
Consumer	27,440	33,569
Total loans[1]	1,889,093	1,814,966
Unearned Income	(5,593)	(5,916)
Gross loans, net of unearned income	1,883,500	1,809,050
Allowance for loan losses	(22,072)	(21,579)
Net loans	$1,861,428	$1,787,471

Percentage breakdown of gross loans:
Construction	2.4%	3.3%
Real estate secured	77.3%	76.4%
Commercial and industrial	18.8%	18.4%
Consumer	1.5%	1.9%
Total loans	100.00%	100.0%
___________________________
1 Includes loans held for sale, at the lower of cost or market, of $10.3 million and $7.9 million at March 31, 2008 and December 31, 2007, respectively

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon. The properties may be either user owned or for investment purposes. Loans secured by real estate equaled $1.46 billion and $1.39 billion as of March 31, 2008 and December 31, 2007, respectively. The real estate secured loans as a percentage of total loans were 77.3% and 76.4% at March 31, 2008 and December 31, 2007, respectively. Most of our salable loans are transferred to the secondary market while we retain a portion on our books as portfolio loans. Our total home mortgage loan portfolio outstanding was only $37.6 million at March 31, 2008 and $38.0 million at December 31, 2007, and we have deemed its effect on our credit risk profile to be immaterial. Due to the higher risk exposure of those residential mortgage loans, we limited ourselves from originating such loans starting 2007.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans at March 31, 2008 increased to $354.9 million, as compared with $335.3 million at December 31, 2007. Commercial and industrial loans as a percentage of total loans were 18.8% at March 31, 2008, from 18.4% at December 31, 2007. Under the current economic condition, we exercise more due diligence in acquiring new loans. Hence, we expect to see our loan portfolio to continue growing, but at a more controlled pace.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our loan products, especially during the current economic condition, we have reduced our effort in consumer lending since 2007. Hence, as of March 31, 2008, our consumer loan total was down $6.2 million from the prior quarter level. As of March 31, 2008, the balance of consumer loans was $27.4 million, or 1.5% of total loans, as compared to $33.6 million, or 1.9% of total loans as of December 31, 2007. Nonetheless, consumer loans as a percentage of total loans have always been minimal.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only. Construction loans decreased to $46.0 million, or 2.4% of total loans, at the end of the first quarter of 2008, as compared with $59.4 million, or 3.3% of total loans at the end of 2007. The $13.4 million decrease in loan production in the first quarter of 2008 was primarily because of our stricter loan underwriting policy.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of March 31, 2008. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table excludes the gross amount of non-accrual loans of $18.1 million:

Loan Maturities and Repricing Schedule

	At March 31, 2008,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(dollars in thousands)
Construction	$46,047	$-	$-	$46,047
Real estate secured	879,371	472,503	97,500	1,449,374
Commercial and industrial	327,199	17,682	3,469	348,350
Consumer	16,840	10,351	-	27,191
Total loans, net of non-accrual loans	$1,269,457	$500,536	$100,969	$1,870,962
Loans with variable (floating) interest rates	$1,183,533	$21,305	$-	$1,204,838
Loans with predetermined (fixed) interest rates ...	$85,924	$479,231	$100,969	$666,124

The majority of the properties taken as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, Other NPAs consist of properties, mainly other real estate owned (OREO) and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Assets
(dollars in thousands)

	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual loans: [1]
Real estate secured	$8,061	$8,154	$15,927
Commercial and industrial	2,914	1,986	1,485
Consumer	250	154	235
Total	11,225	10,294	17,647
Loans 90 days or more past due and still accruing:
Real estate secured	503	117	2,558
Commercial and industrial	56	4	6
Consumer	189	187	39
Total	748	308	2,603
Total nonperforming loans	11,973	10,602	20,250
Restructured loans [2,3]	1,393	-	-
Repossessed vehicles	21	50	112
Other real estate owned	133	133	-
Total nonperforming assets, net of SBA guarantee	$13,520	$10,785	$20,362
Guaranteed portion of nonperforming SBA loans	6,906	4,424	6,595
Total gross nonperforming assets	$20,426	$15,209	$26,957

Nonperforming loans as a percentage of total loans	0.64%	0.59%	1.25%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.72%	0.60%	1.26%
Allowance for loan losses as a percentage of nonperforming loans	184.35%	203.55%	85.01%
 ___________________________
1 During the three months ended March 31, 2008, no interest income related to these loans was included in interest income. Additional interest income of approximately $716,000 would have been recorded during the three months ended March 31, 2008, if these loans had been paid in accordance with their original terms and had been outstanding throughout the quarter ended March 31, 2008 or, if not outstanding throughout the three months ended March 31, 2008, since origination.
2 A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
3 During the three months ended March 31, 2008, no interest income related to this loan was included in interest income. Additional interest income would be negligible during the three months ended March 31, 2008, if this loan had been paid in accordance with its original term and had been outstanding throughout the three months ended March 31, 2008.

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

Despite our loan portfolio continuing to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of March 31, 2008. However, the general economic condition of the United States as well as the local economies in which we do business have shown a slowdown as the housing sector decline and the transition to below-trend GDP growth continued. The downward movement of the macro economic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $12.0 million, or 0.64% of the total loans at the end of the first quarter of 2008, as compared with $10.6 million, or 0.59% of the total loans, at the end of 2007. The $1.4 million increase of NPLs was primarily related to $0.9 million net increase in non-accrual loans, and $0.4 million increase in delinquent loans. Out of the $1.4 million net increase in NPLs, $0.1 million real estate related non-accruals were paid-off subsequently.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of March 31, 2008. See “Allowance for Credit and Off-Balance Sheet Losses” below for further discussion. Except as disclosed above, as of March 31, 2008, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms.

In January 2008, we have negotiated with the borrower and restructured a commercial loan worth for a combined principal and interest accrual total of $1.4 million. Management performed SFAS No. 114 impairment analysis and provided adequate reserve for this restructured loan as of March 31, 2008.

Overall, total NPAs increased $2.7 million or 25.4%, to $13.5 million at March 31, 2008, as compared with $10.8 million at the prior year end. However, when compared to $20.4 million NPAs at March 31, 2007, it has decreased $6.8 million, or 33.6%.

Allowance for Loan and Off-Balance Sheet Losses

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

The allowance for loan losses and allowance for off-balance sheet items are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowances is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis as starting points for determining the adequacy of the allowance for loan losses. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances. Based on expected utilization of unused commitments and off-balance sheet exposures, such as letters of credit, we record allowance for off balance losses.

The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

We increased our allowance for loan losses to $22.1 million at March 31, 2008, representing an increase of 2.3%, or $0.5 million from $21.6 million at the end of 2007 and an increase of 28.2% or $4.9 million from $17.2 million at March 31, 2007. With the increase of our non-performing loans, our allowance requirements have increased and we have maintained the ratio of allowance for loan losses to total loans at 1.17%, slightly higher than 1.07% retained at the first quarter-end of 2007, but a bit lower than the 1.19% at the year end of 2007. Management believes that the current ratio of 1.17% is adequate for our loan portfolio.

In the first quarter of 2008, both charge-offs and loan loss provision were lowered compared to either the fourth quarter or first quarter of 2007.

The table below summarizes for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(dollars in thousands)
Balance as of	March 31, 2008			December 31, 2007
Applicable to:	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Construction loans	$162	$46,047	0.35%	$557	$59,443	0.94%
Real estate secured	$8,010	$1,460,695	0.55%	$13,445	$1,386,622	0.97%
Commercial and industrial	$13,189	$354,911	3.72%	$7,023	$335,332	2.09%
Consumer	$711	$27,440	2.59%	$554	$33,569	1.65%
Total Allowance	$22,072	$1,889,093	1.17%	$21,579	$1,814,966	1.19%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan and Off-Balance Sheet Losses
(dollars in thousands)

As of and for the quarter ended	March 31, 2008	December 31, 2007	March 31, 2007
Allowance for loan losses:
Balances at beginning of period	$21,579	$20,902	$18,654
Actual charge-offs:
Real estate secured	3	523	163
Commercial and industrial	826	3,368	1,655
Consumer	310	365	928
Total charge-offs	1,139	4,256	2,746
Recoveries on loans previously charged off:
Real estate secured	1	-	-
Commercial and industrial	92	101	10
Consumer	27	15	41
Total recoveries	120	116	51
Net loan charge-offs	1,019	4,140	2,695
Provision for loan losses	1,512	4,817	1,255
Balances at end of period	$22,072	$21,579	$17,214

Allowance for off-balance sheet losses:
Balances at beginning of period	$1,998	$2,065	$891
Provision for losses in off-balance sheet items	(112)	(67)	375
Balances at end of period	$1,886	$1,998	$1,266

Ratios:
Net loan charge-offs to average total loans	0.06%	0.23%	0.17%
Allowance for loan losses to total loans at period-end	1.17%	1.19%	1.07%
Net loan charge-offs to allowance for loan losses	4.62%	19.18%	15.66%
Net loan charge-offs to provision for loan losses	72.79%	87.15%	165.33%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2008:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$117,204	$134,218	$-	$-	$251,422
Junior subordinated debentures	3,653	4,380	11,550	77,321	96,904
Operating leases	3,284	5,138	3,320	4,540	16,282
Time deposits	981,585	12,966	-	10	994,561
Total	$1,105,726	$156,702	$14,870	$81,871	$1,359,169

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2008 and December 31, 2007, we had commitments to extend credit of $233.4 million and $284.9 million, respectively. Obligations under standby letters of credit were $9.3 million and $10.0 million at March 31, 2008 and December 31, 2007, respectively, and our obligations under commercial letters of credit were $12.6 million and $10.8 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims. In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds. Total deposits at March 31, 2008 and December 31, 2007 were $1.73 billion and $1.76 billion, respectively.

Total core-deposit at March 31, 2008 decreased 8.8% to $758.2 million over the last three months while time deposits increased 4.1% to $969.4 million from December 31, 2007.

Consistent with our efforts to decrease interest expenses, we have permitted relatively expensive time deposits to expire. The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2008 decreased to 4.46% from 5.28% in the same period of the prior year. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits
(dollars in thousands)

For the quarters ended:	March 31, 2008		December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$300,465		$310,502
Money market	396,595	3.76%	478,153	4.43%
Super NOW	22,520	1.41%	24,613	1.65%
Savings	32,617	3.05%	31,144	2.80%
Time certificates of deposit in denominations of $100,000 or more	788,630	4.46%	738,769	5.00%
Other time deposit	163,993	4.60%	133,567	4.65%
Total deposits	$1,704,820	3.46%	$1,716,748	3.82%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2008 were as follows:

Maturities of Time Deposits of $100,000 or More, at March 31, 2008
(dollars in thousands)

Three months or less	$392,277
Over three months through six months	238,868
Over six months through twelve months	151,218
Over twelve months	10,872
Total	$793,235

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at March 31, 2008 and December 31, 2007.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. We have increased these deposits to $125.1 million at March 31, 2008 from $62.6 million at December 31, 2007 in order to limit our reliance on high interest rate time deposits.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

	March 31, 2008	December 31, 2007
Balance at quarter-end	$240,000	$150,000
Average balance during the quarter	$216,374	$46,890
Maximum amount outstanding at any month-end	$240,000	$155,000
Average interest rate during the quarter	3.78%	4.24%
Average interest rate at quarter-end	3.57%	4.22%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at March 31, 2008 and December 31, 2007 totaled approximately $326.0 million and $324.7 million, respectively. Our liquidity levels measured as the percentage of liquid assets to total assets were 14.4% and 14.8% at March 31, 2008 and December 31, 2007, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. We took advantage of the lower interest rate FHLB advances in allowing us to let expensive time deposit run off. However, while this fund provides flexibility and low cost, we also closely monitor the usage against our borrowing capacity, as such borrowing does not qualify as core funds. As of March 31, 2008, our borrowing capacity from the FHLB was about $476.4 million and the outstanding balance was $240.0 million, or approximately 50.4% of our borrowing capacity. As of March 31, 2008, we also maintained an internal guideline that would allow us to purchase up to $30 million and $10 million in federal funds with Bank of the West and Union Bank of California, respectively. Management will further emphasize on the core-deposit campaign and rely less on non-core deposit borrowings going into 2008, and we believe the opening of a new California branch, and our further expansion into the New York/New Jersey market will help us gain more client base for deposits.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding regulatory capital requirements.

As of March 31, 2008, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.	Regulatory Well- Capitalized Standards	Regulatory Adequately- Capitalized Standards	Actual ratios for the Company as of:
			March 31, 2008	December 31, 2007	March 31, 2007
Total capital to risk-weighted assets	10%	8%	14.37%	14.58%	13.80%
Tier I capital to risk-weighted assets	6%	4%	11.75%	11.83%	12.07%
Tier I capital to adjusted average assets	5%	4%	10.24%	10.36%	10.00%

Wilshire State Bank	Regulatory Well- Capitalized Standards	Regulatory Adequately- Capitalized Standards	Actual ratios for the Bank as of:
			March 31, 2008	December 31, 2007	March 31, 2007
Total capital to risk-weighted assets	10%	8%	13.50%	13.59%	13.71%
Tier I capital to risk-weighted assets	6%	4%	11.73%	11.80%	11.98%
Tier I capital to adjusted average assets	5%	4%	10.24%	10.33%	9.93%

The Company adopted the 2007 stock repurchase program which permits the repurchase of up to $10 million worth of shares of the Company’s common stock from time to time until July 31, 2008. During the first quarter of 2008, there were no such repurchases. As of March 31, 2008, the approximate dollar value of shares that may yet be purchased under the plans was $8.7 million.

For the regulatory capital ratio computation purpose, the Junior Subordinated Debentures of $87.3 million, which consists of $10 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75 million trust preferred securities, were taken into consideration. At December 31, 2007, Wilshire Bancorp accounted for $57.1 million of such securities as Tier 1 capital and $27.9 million as Tier 2 capital. With the improvement in loan quality and hence the improvement in risk-weighted assets, the portion qualified for Tier 1 capital increased to $58.5 million and the portion for Tier 2 decreased to $26.5 million at March 31, 2008. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital.

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

The significant balance of non-interest-bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest-bearing deposits in overnight investments and other cash equivalents. In general, based upon our mix of deposits, loans and investments, increases in interest rates would be expected to increase our net interest margin. Decreases in interest rates would be expected to have the opposite effect. However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year. At March 31, 2008, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 13.4% of average interest-earning assets).

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

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario. The ALCO policy prescribes that for the worst possible rate-change scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 11.7% positive gap for the three-month timeframe and 17.4% cumulative positive gap for a whole portfolios. The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate. However the extent of such changes was within the tolerance level prescribed by our ALCO policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2008 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(dollars in thousands)

	At March 31, 2008
	Amounts Subject to Repricing Within

Interest-earning assets:	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Gross loans[1]	$1,202,331	$67,126	$500,536	$100,969	$1,870,962
Investment securities	3,379	16,231	100,284	98,988	218,882
Federal funds sold and cash equivalents	20,004	-	-	-	20,004
Total	$1,225,714	$83,357	$600,820	$199,957	$2,109,848

Interest-bearing liabilities:
Savings deposits	$34,740	$-	$-	$-	$34,740
Time deposits of $100,000 or more	392,277	390,086	10,872	-	793,235
Other time deposits	67,803	106,697	1,677	5	176,182
Other interest-bearing deposits	415,393	-	-	-	415,393
FHLB borrowings	-	110,000	130,000	-	240,000
Junior Subordinated Debentures	71,857	-	15,464	-	87,321
Total	$982,070	$606,783	$158,013	$5	$1,746,871

Interest rate sensitivity gap	$243,644	($ 523,426)	$442,807	$199,952	$362,977
Cumulative interest rate sensitivity gap	$243,644	($ 279,782)	$163,025	$362,977
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	11.66%	-13.39%	7.80%	17.37%
 ___________________________
1 Excludes the gross amount of non-accrual loans of approximately $18.1 million at March 31, 2008.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2008. All assets presented in this table are held-to-maturity or available-for-sale. At March 31, 2008, we had no trading securities (dollars in thousand):

Change	Net Interest Income
(in basis points)	(next twelve months)	% Change	NPV	% Change
+200	88,866	8.6%	287,384	7.5%
+100	85,572	4.6%	281,685	5.4%
0	81,818	-	267,299	-
-100	76,299	-6.7%	243,036	-9.1%
-200	71,728	-12.3%	219,073	-18.1%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of these types of transactions.

Item 4.	Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any material legal proceedings. Our subsidiary, Wilshire State Bank, from time to time is party to litigation that arises in the ordinary course of business, such as claims to enforce liens, claims involving the origination and servicing of loans, and other issues related to the business of the Bank. In the opinion of our management, in consultation with legal counsel, the resolution of any such issues would not have a material adverse impact on our financial position, results of operations, or liquidity.

Item 1A.	Risk Factors

There are no material changes to our risk factors as presented in the Company’s 2007 Form 10-K under the heading “Item 1A. Risk Factors.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008. During first quarter of 2008, no shares have been repurchased under this program in open-market transactions. The total approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2008 is shown below (dollars in thousands):

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares (or units) that may yet be purchased under the plans or programs
January 1, 2008 - January 31, 2008	-	-	-	$ 8,738
February 1, 2008 - February 29, 2008	-	-	-	8,738
March 1, 2008 - March 31, 2008	-	-	-	8,738

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Table
Reference Number	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 12, 2008	By:	/s/ Alex Ko
Alex Ko Chief Financial Officer (Principal Financial and Accounting Officer)