Form 10-Q
period 2008-06-30
WILSHIRE BANCORP INC
filed 2008-08-08
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of Common Stock of the registrant outstanding as of July 31, 2008 was 29,391,177.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$69,497	$82,506
Federal funds sold and other cash equivalents	4	10,003
Cash and cash equivalents	69,501	92,509

Securities available for sale, at fair value (amortized cost of $233,948 and $223,933 at June 30, 2008 and December 31, 2007, respectively)	232,857	224,256
Securities held to maturity, at amortized cost (fair value of $355 and $7,372 at June 30, 2008 and December 31, 2007, respectively)	369	7,384
Loans receivable, net of allowance for loan losses of $23,494 and $21,579 at June 30, 2008 and December 31, 2007, respectively	1,954,740	1,779,558
Loans held for sale—at the lower of cost or market	8,366	7,912
Federal Home Loan Bank stock, at cost	15,040	8,695
Other real estate owned	465	133
Due from customers on acceptances	3,366	3,377
Cash surrender value of bank owned life insurance	16,514	16,228
Investment in affordable housing partnerships	6,428	6,222
Bank premises and equipment	10,913	10,960
Accrued interest receivable	9,880	10,062
Deferred income taxes	9,743	9,151
Servicing assets	5,039	4,950
Goodwill	6,675	6,675
Other intangible assets	1,438	1,587
Other assets	7,978	7,046
TOTAL	$2,359,312	$2,196,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$320,360	$314,114
Interest bearing:
Savings	38,266	31,812
Money market checking and NOW accounts	433,368	485,547
Time deposits of $100,000 or more	773,176	788,883
Other time deposits	174,119	142,715
Total deposits	1,739,289	1,763,071

Federal Home Loan Bank borrowings	320,000	150,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	9,735	10,440
Acceptances outstanding	3,366	3,377
Other liabilities	17,915	10,710
Total liabilities	2,177,626	2,024,919

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,391,177 shares and 29,253,311 shares at June 30, 2008 and December 31, 2007, respectively	51,911	50,895
Accumulated other comprehensive income, net of tax (benefit) expense of ($294) and $271 at June 30, 2008 and December 31, 2007, respectively	(406)	375
Retained earnings	131,443	121,778
	182,948	173,048
Less Treasury stock, at cost, 127,425 shares at June 30, 2008 and December 31, 2007	(1,262)	(1,262)
Total shareholders’ equity	181,686	171,786
TOTAL	$2,359,312	$2,196,705

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June30,
	2008	2007	2008	2007

INTEREST INCOME:
Interest and fees on loans	$33,978	$36,584	$69,296	$70,485
Interest on investment securities	2,638	2,342	5,222	4,581
Interest on federal funds sold	49	578	129	2,087
Total interest income	36,665	39,504	74,647	77,153

INTEREST EXPENSE:
Interest on deposits	12,864	17,243	27,602	34,605
Interest on FHLB advances and other borrowings	2,356	204	4,399	386
Interest on junior subordinated debentures	1,112	1,141	2,569	2,273
Total interest expense	16,332	18,588	34,570	37,264

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	20,333	20,916	40,077	39,889

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	1,400	4,500	2,800	6,130

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	18,933	16,416	37,277	33,759

NON-INTEREST INCOME:
Service charges on deposit accounts	3,043	2,505	5,791	4,792
Gain on sale of loans	918	2,334	1,782	4,144
Loan-related servicing fees	772	567	1,448	985
Income from other earning assets	392	275	710	552
Other income	482	630	1,029	1,049
Total noninterest income	5,607	6,311	10,760	11,522

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,655	5,703	14,631	11,401
Occupancy and equipment	1,492	1,300	2,917	2,570
Data processing	771	745	1,536	1,510
Outsourced service for customer	392	447	841	823
Professional fees	454	264	954	579
Deposit insurance premiums	299	322	629	372
Other operating	1,491	1,825	3,269	3,854
Total noninterest expenses	12,554	10,606	24,777	21,109

INCOME BEFORE INCOME TAXES	11,986	12,121	23,260	24,172

INCOME TAXES	4,557	4,775	8,780	9,509

NET INCOME	$7,429	$7,346	$14,480	$14,663
EARNINGS PER SHARE:
Basic	$0.25	$0.25	$0.49	$0.50
Diluted	$0.25	$0.25	$0.49	$0.50
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	29,391,177	29,370,096	29,334,024	29,358,335
Diluted	29,414,674	29,662,046	29,392,621	29,641,359

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2007	29,197,420	—	29,197,420	$49,123	$(408)	$100,920	$—	$149,635
Stock options exercised	174,276		174,276	115				115
Cash dividend declared						(2,937)		(2,937)
Share-based compensation expense				209				209
Tax benefit from stock options exercised				1,286				1,286
Cumulative impact of change in accounting for uncertainties in income taxes						(162)		(162)
Cumulative impact of change in accounting for fair valuation method adoption						80		80
Comprehensive income:
Net income						14,663		14,663
Other comprehensive income:
Change in unrealized gain on interest-only strips					74			74
Change in unrealized gain on securities available for sale					(376)			(376)
Comprehensive income								$14,361
BALANCE—June 30, 2007	29,371,696	—	29,371,696	$50,733	$(710)	$112,564	$—	$162,587

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2008	29,380,736	(127,425)	29,253,311	$50,895	$375	$121,778	$(1,262)	$171,786
Stock options exercised	137,866		137,866	391				391
Cash dividend declared						(2,939)		(2,939)
Share-based compensation expense				568				568
Tax benefit from stock options exercised				57				57
Cumulative impact of change in accounting for postretirement split-dollar accounting						(1,876)		(1,876)
Comprehensive income:
Net income						14,480		14,480
Other comprehensive income:
Change in unrealized gain on interest-only strips					39			39
Change in unrealized gain on securities available for sale					(820)			(820)
Comprehensive income								$13,699
BALANCE—June 30, 2008	29,518,602	(127,425)	29,391,177	$51,911	$(406)	$131,443	$(1,262)	$181,686

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,480	$14,663
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment securities	572	(86)
Depreciation of bank premises & equipment	886	793
Amortization of other intangible assets	148	148
Amortization of investments in affordable housing partnerships	349	235
Provision for losses on loans and loan commitments	2,800	6,130
Deferred tax (benefit) provision	(27)	645
Loss on disposition of bank premises and equipment	3	9
Gain on sale of loans	(1,782)	(4,144)
Origination of loans held for sale	(40,867)	(85,672)
Proceeds from sale of loans held for sale	42,195	80,905
Gain on sale or call of available for sale securities	(3)	—
Decrease in fair value of serving rights	566	1,063
Gain on sale of other real estate owned	—	(125)
Loss on sale of repossessed vehicles	1	26
Share-based compensation expense	568	209
Change in cash surrender value of life insurance	(286)	(296)
Servicing assets capitalized	(622)	(910)
Decrease in interest-only strips	119	352
Decrease (increase) in accrued interest receivable	182	(47)
Increase in other assets	(1,144)	(1,980)
Dividends of Federal Home Loan Bank stock	(265)	(202)
Tax benefit from exercise of stock options	(57)	(1,286)
(Decrease) increase in accrued interest payable	(705)	515
Increase in other liabilities	5,714	1,837
Net cash provided by operating activities	22,825	12,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	7,015	3,017
Purchase of securities available for sale	(87,096)	(62,977)
Proceeds from matured securities available for sale	76,513	35,149
Net increase in loans receivable	(178,682)	(114,076)
Proceeds from sale of other loans	—	5,385
Proceeds from sale of other real estate owned	—	871
Proceeds from sale of repossessed vehicles	10	73
Purchases of investments in affodable housing partnerships	(555)	(808)
Purchases of Bank premises and equipment	(695)	(403)
Purchases of Federal Home Loan Bank stock	(6,080)	(732)
Proceeds from disposition of Bank equipment	3	—
Net cash used in investing activities	(189,567)	(134,501)

See accompanying notes to consolidated financial statements.

(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$391	$115
Payment of cash dividend	(2,932)	(2,928)
Increase in Federal Home Loan Bank borrowings	170,000	—
Tax benefit from exercise of stock options	57	1,286
Net (decrease) increase in deposits	(23,782)	13,952
Net cash provided by financing activities	143,734	12,425

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,008)	(109,294)

CASH AND CASH EQUIVALENTS—Beginning of period	92,509	205,247
CASH AND CASH EQUIVALENTS—End of period	$69,501	$95,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$35,275	$36,750
Income taxes paid	$10,180	$8,501

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$332	$646
Other assets transferred to Bank premises and equipment	$150	$140

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,470	$1,469

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

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2008 and December 31, 2007, the related statements of operations and shareholders’ equity for the three months and six months ended June 30, 2008 and 2007, and the statements of cash flows for six months ended June 30, 2008 and 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. To conform to the consolidated financial statements of the prior period to the current period’s presentation, we have (i) reclassified change in the fair valuation of servicing assets of $294,000 from non-interest income to loan servicing income, and (ii) separately disclosed investment in affordable housing partnerships from other assets, increasing the net cash provided by operating activities and net cash used in investing activities by $808,000.

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

The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to SFAS No. 157:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for the position size.

Level 2 – Pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies, including the use of pricing matrices. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Pricing inputs are inputs unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

Securities available for sale – Investment in available-for-sale securities is recorded at fair value pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of June 30, 2008 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Servicing assets and interest-only strips – Small Business Administration (“SBA”) loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

Servicing liabilities – SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

Financial assets and liabilities recorded at fair value on a nonrecurring basis are listed as follows:

Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company measures impairment on all nonaccrual loans, except automobile loans, for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company records impaired loans as nonrecurring with Level 3 measurement inputs.

The table below summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2008:

Assets Measured at Fair Value
(dollars in thousands)

	As of June 30, 2008
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$232,857	$—	$232,857	$—
Servicing assets	5,039	—	—	5,039
Interest-only strips	702	—	—	702
Servicing liabilities	(349)	—	—	(349)
Impaired loans	23,391	—	—	23,391

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended June 30, 2008 (dollars in thousands):

	At March 31, 2008	Net Realized Losses in Net Income	Net Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At June 30, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,931	$(211)	$—	$319	$—	$5,039	$—
Interest-only strips	727	(68)	43	—	—	702	24
Servicing liabilities	(355)	6	—	—	—	(349)	—

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the six months ended June 30, 2008 (dollars in thousands):

	At December 31, 2007	Net Realized Losses in Net Income	Net Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At June 30, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,950	$(533)	$—	$622	$—	$5,039	$—
Interest-only strips	753	(118)	67	—	—	702	226
Servicing liabilities	(379)	30	—	—	—	(349)	—

Note 4.   Bank Owned Life Insurance (BOLI) Obligation

FASB Emerging Issue Task Force (“EITF”) 06-4 requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity’s first fiscal year after December 15, 2007. We adopted EITF 06-4 on January 1, 2008 using the later option, i.e., based on the future death benefit. Upon this adoption, we recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the current year’s beginning equity. During the first three months and six months of 2008, the increases in BOLI expense and liability related to the adoption of EITF 06-4 were $36,000 and $72,000, respectively, which were included as part of the other expense and other liabilities balances in the consolidated financial statements.

Note 5.   Shareholder’s Equity

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. The following table provides the basic and diluted EPS computations for the periods indicated below (dollars in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share-income available to common stockholders	$7,429	$7,346	$14,480	$14,663
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,391,177	29,370,096	29,334,024	29,358,335
Effect of dilutive securities:
Stock option dilution	23,497	291,950	58,597	283,024
Denominator for diluted earnings per share:
Adjusted weighted-average shares And assumed conversions	29,414,674	29,662,046	29,392,621	29,641,359
Basic earnings per share	$0.25	$0.25	$0.49	$0.50
Diluted earnings per share	$0.25	$0.25	$0.49	$0.50

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008.  During first six months of 2008, there were no such repurchases. The approximate dollar value of shares that may yet be purchased under the program as of June 30, 2008 was $8.7 million.

Note 6.   Share-Based Compensation

On January 1, 2006, the Company adopted the SFAS No. 123R, using the prospective method. The adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $512,000 and $91,000 for the three months ended June 30, 2008 and 2007, respectively. For the first half of 2008 and 2007, the incremental stock-based compensation expense was $568,000 and $209,000, respectively, and accordingly decreased the periodic income before income taxes by the respective amounts and their effects on basic or diluted earnings per share was negligible.

The Company has issued stock options to employees under share-based compensation plans.  Stock options are issued at the current market price on the date of grant.  The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant.  The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The expected life (estimated period of time outstanding) of options was estimated using the simplified method. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company has established the 2008 stock option plan (“2008 Plan”) that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of its authorized but unissued common employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 1,001,000 shares of our common stock as of June 30, 2008.

During 1997, the Bank established the 1997 stock option plan (“1997 Plan”) that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors.  The options granted under the 1997 Plan are exercisable into shares of the Company’s common stock.  Exercise prices may not be less than the fair market value at the date of grant.  This 1997 Plan completed its ten-year term and expired in May 2007.  In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant.

A summary of activity for the Company’s stock options as of and for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	522,476	$12.16
Granted	1,001,000	9.14
Exercised	(137,866)	2.84
Forfeited	(79,200)	17.75
Outstanding at June 30, 2008	1,306,410	10.49	6.94	$204,501

Options exercisable at June 30, 2008	407,650	11.36	6.43	$204,501

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life (1)	4.0 - 6.0 years	—	4.0 - 6.0 years	—
Expected volatility (2)	26.4 - 33.9%	—	26.4 - 33.9%	—
Expected dividend yield	2.2%	—	2.2%	—
Risk-free interest rate (3)	3.4%	—	3.4%	—

(1) The expected life (estimated period of time outstanding) of stock options granted was estimated using the simplified method.

(2) The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.

(3) The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

During the three and the six months ended June 30, 2008 and 2007, information related to stock options is presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total intrinsic value of options exercised	$—	$28,649	$618,443	$3,100,522
Total fair value of options vested	488,670	125,393	542,786	197,444
Weighted average fair value of options granted during the period	2.28	—	2.28	—

As of June 30, 2008, total unrecognized compensation cost related to stock options amounted to $1,625,966 which is expected to be recognized over a weighted average period of 2.19 years.

A summary of the status and changes of the Company’s nonvested shares related to the Company’s stock plans as of and during the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Grant date Fair value
Nonvested at January 1, 2008	164,540	$4.15
Granted	1,001,000	2.28
Vested	(233,720)	2.32
Forfeited on unvested shares	(33,060)	5.29
Nonvested at June 30, 2008	898,760	2.50

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
(dollars in thousands)	Banking				Banking
Business Segment	Operations	TFS	SBA	Total	Operations	TFS	SBA	Total
Net interest income	$16,708	$517	$3,108	$20,333	$15,652	$750	$4,514	$20,916
Less provision (recapture) for credit losses	1,630	(1,733)	1,503	1,400	2,579	1,670	251	4,500
Non-interest income	3,921	267	1,419	5,607	3,477	369	2,465	6,311
Net revenue	18,999	2,517	3,024	24,540	16,550	(551)	6,728	22,727
Non-interest expenses	11,496	249	809	12,554	9,163	237	1,206	10,606
Income before taxes	$7,503	$2,268	$2,215	$11,986	$7,387	$(788)	$5,522	$12,121
Business segment assets	$2,160,678	$45,680	$152,954	$2,359,312	$1,829,901	$51,084	$158,531	$2,039,516

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
(dollars in thousands)	Banking				Banking
Business Segment	Operations	TFS	SBA	Total	Operations	TFS	SBA	Total
Net interest income	$32,609	$1,137	$6,331	$40,077	$29,764	$1,702	$8,423	$39,889
Less provision (recapture) for credit losses	580	(1,287)	3,507	2,800	4,129	1,586	415	6,130
Non-interest income	7,449	541	2,770	10,760	6,518	712	4,292	11,522
Net revenue	39,478	2,965	5,594	48,037	32,153	828	12,300	45,281
Non-interest expenses	22,392	508	1,877	24,777	18,305	473	2,331	21,109
Income before taxes	$17,086	$2,457	$3,717	$23,260	$13,848	$355	$9,969	$24,172
Business segment assets	$2,160,678	$45,680	$152,954	$2,359,312	$1,829,901	$51,084	$158,531	$2,039,516

Note 8.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties.  Commitments at June 30, 2008 are summarized as follows (dollars in thousands):

Commitments to extend credit	$182,918
Standby letters of credit	$9,543
Commercial letters of credit	$11,922

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”, which is currently under SEC review. We are currently assessing the impact that the adoption of SFAS No. 162 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, which interprets and clarifies provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This statement reduces diversity and conflicts, but increases comparability and disclosure in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for some disclosures about the insurance enterprise’s risk-management activities. The disclosures about the risk-management activities are to be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, early adoption is not permitted. We are currently assessing the impact that the adoption of SFAS No. 163 will have on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF (The Emerging Issues Task Force) 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. We are currently assessing the impact that the adoption of FSP No. EITF 03-6-1 will have on our consolidated financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and six months ended June 30, 2008 and 2007, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and six months ended June 30, 2008 and 2007.  In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands, except per share data)
	2008	2007	2008	2007
Net income	$7,429	$7,346	$14,480	$14,663
Net income per share, basic	0.25	0.25	0.49	0.50
Net income per share, diluted	0.25	0.25	0.49	0.50
Net interest income before provision for loan losses and off-balance sheet commitments	20,333	20,916	40,077	39,889

Average balances:
Assets	2,303,278	1,996,898	2,257,288	1,994,399
Cash and cash equivalents	75,677	106,708	75,939	141,122
Investment debt securities	228,806	188,184	225,665	187,378
Net loans	1,911,835	1,621,006	1,870,362	1,586,403
Total deposits	1,726,147	1,724,088	1,715,484	1,727,604
Shareholders’ equity	181,645	161,855	178,488	158,496
Performance Ratios:
Annualized return on average assets	1.29%	1.47%	1.28%	1.47%
Annualized return on average equity	16.36%	18.15%	16.22%	18.50%
Net interest margin	3.78%	4.52%	3.81%	4.31%
Efficiency Ratio	48.39%	38.95%	48.74%	41.06%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.21%	10.28%
Tier 1 capital to risk-weighted assets	11.55%	12.36%
Total capital to risk-weighted assets	13.99%	14.22%

Period-end balances as of:	June 30, 2008	December 31, 2007	June 30, 2007
Total assets	$2,359,312	$2,196,705	$2,039,516
Investment securities	233,226	231,640	206,706
Total loans, net of unearned income	1,986,601	1,809,050	1,673,044
Total deposits	1,739,289	1,763,071	1,765,925
Junior subordinated debentures	87,321	87,321	61,547
FHLB borrowings	320,000	150,000	20,000
Shareholders’ equity	181,686	171,786	162,587
Asset Quality Ratios:
Net charge-offs (recoveries) to average total loans for the quarter	0.01%	0.23%	0.11%
Non-performing loans to total loans	0.83%	0.59%	0.50%
Non-performing assets to total loans and other real estate owned	0.85%	0.60%	0.51%
Allowance for loan losses to total loans	1.18%	1.19%	1.16%
Allowance for loan losses to non-performing loans	142.64%	203.55%	230.33%

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

We operate community banks doing a general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, and many of the remaining businesses that we serve are owned by Hispanic and other minority groups.

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

In July 2007, the Company implemented a stock repurchase program whereby the Company may repurchase up to an aggregate of $10 million worth of shares of its common stock from time to time until July 31, 2008.  Thus far, 127,425 shares have been repurchased under this program amounting to $1.3 million. We believe this program represents an efficient way to manage capital as well as affirming our optimism for the long term value of the Company for shareholders.

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

Our significant accounting policies are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and in Note 1 to the Consolidated Financial Statements (“Summary of Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2008.

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

Average interest-earning assets increased 16.08% to $2.15 billion in the second quarter of 2008, as compared with $1.85 billion in the same quarter of 2007, and average net loans increased 17.94% to $1.91 billion in the second quarter of 2008, as compared with $1.62 billion in the same quarter of 2007.  Our average interest-bearing deposits slightly increased 0.88% to $1.42 billion in the second quarter of 2008, as compared with $1.41 billion in the same quarter of 2007. FHLB advances and other borrowings have significantly increased $260.3 million to $281.8 million in the second quarter of 2008 from $21.5 million in the same quarter of last year (see “Financial Condition-Deposits and Other Sources of Funds” below), and average balance on our junior subordinated debentures has increased $25.8 million to $87.3 million in the second quarter of 2008 from $61.5 million in the second quarter of 2007. As a result, total interest bearing liabilities increased 20.01% to $1.79 billion in the second quarter of 2008, as compared with $1.49 billion in the second quarter of 2007.

The recent federal funds rate reductions of 75 and 25 basis points on March 18, 2008 and April 30, 2008, respectively, have decreased our earning-asset yields as well as our cost of funds. Our earning-asset yields have decreased slightly less when compared to our cost of funds.  The average yields on our interest-earning assets decreased to 6.82% for the second quarter of 2008 from 8.53% for the second quarter of the prior year. Consistent with the decrease in average yields on interest-earning assets, the cost of funds for average yields on interest-earning liabilities also decreased to 3.65% for the second quarter of 2008 from 4.99% for the prior year’s same quarter. Hence, although interest income decreased 7.19% to $36.7 million for the second quarter of 2008, as compared with $39.5 million for the prior year’s same period, our net interest income has only decreased 2.79% to 20.3 million for the second quarter of 2008, as compared with $20.9 million for the same quarter a year ago. The smaller magnitude in the decrease in net interest income compared to gross interest income was because interest expense has decreased at a much higher rate of  12.14% to $16.3 million for the second quarter of 2008, as compared with $18.6 million for the same quarter a year ago.

 Consistent with the $0.6 million decrease of net interest income in the second quarter of 2008, as compared with the same quarter a year ago, our net interest spread and margin were both lowered. The decrease was due primarily to the stiff deposit competition among financial institutions and the combined 100 basis point federal funds rate cuts in March and April 2008. Our net interest spread and net interest margin have deteriorated in the second quarter of 2008 to 3.17% and 3.78%, respectively, lowered from 3.55% and 4.52%, in the same quarter a year ago. When compared to the prior quarter, net interest spread slightly increased by 7 basis points while net interest margin was further squeezed by 5 basis points from 3.10% and 3.83%, respectively. The difference was due primarily to the fact that our average interest-earning asset balance was higher than the average interest-bearing liability balance.

For the first six months of 2008, average interest-earning assets and average net loans increased to $2.11 billion and $1.87 billion, respectively, as compared with $1.85 billion and $1.59 billion for the prior year’s same period.  For the first six months of 2008, average interest-bearing liabilities also increased to $1.75 billion from $1.50 billion, while the average interest-bearing deposit portfolio remained fairly unchanged at $1.41 billion from the same period a year ago.  The average yields on interest-earning assets decreased by 124 basis points to 7.09% for the first six months of 2008 from 8.33% for the prior year’s same period, while our cost of funds decreased 103 basis points to 3.95% for the first six months of 2008 from 4.98% for the prior year’s same period.  The combination of our business growth and interest rate increases resulted in a slight increase in our net interest income of $0.2 million, or 0.47%, to $40.1 million in the first six months of 2008 as compared with $39.9 million for the prior year’s same period.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended June 30,
	2008			2007
	(dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$1,911,836	$33,978	7.11%	$1,621,006	$36,584	9.03%
Securities of U.S. government agencies	213,961	2,467	4.61%	162,663	2,034	5.00%
Other investment securities	14,845	171	4.60%	25,521	308	4.83%
Interest on federal fund sold	8,546	49	2.27%	42,225	578	5.48%
Total interest-earning assets	2,149,188	36,665	6.82%	1,851,415	39,504	8.53%
Cash and due from banks	67,131			64,483
Other assets	86,959			81,000
Total assets	$2,303,278			$1,996,898

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$393,182	$2,998	3.05%	$421,205	$4,722	4.48%
Super NOW deposits	22,533	76	1.35%	22,119	66	1.20%
Savings deposits	35,995	299	3.32%	29,039	165	2.28%
Time certificates of deposit in denominations of $100,000 or more	795,081	7,720	3.88%	783,100	10,391	5.31%
Other time deposits	173,783	1,771	4.08%	152,789	1,899	4.97%
FHLB advances and other borrowings	281,846	2,356	3.34%	21,540	204	3.79%
Junior subordinated debenture	87,321	1,112	5.09%	61,547	1,141	7.42%
Total interest-bearing liabilities	1,789,741	16,332	3.65%	1,491,339	18,588	4.99%
Non-interest-bearing deposits	305,573			315,837
Total deposits and other borrowings	2,095,314			1,807,176
Other liabilities	26,319			27,867
Shareholders’ equity	181,645			161,855
Total liabilities and shareholders’ equity	$2,303,278			$1,996,898
Net interest income		$20,333			$20,916
Net interest spread(2)			3.17%			3.55%
Net interest margin(3)			3.78%			4.52%

(1) Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $1,187,000 and $1,925,000 for the quarters ended June 30, 2008 and 2007, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

(2) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3) Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ended June 30,
	2008			2007
	(dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$1,870,362	$69,296	7.41%	$1,586,403	$70,485	8.89%
Securities of U.S. government agencies	209,137	4,845	4.63%	161,868	3,967	4.90%
Other investment securities	16,528	377	4.56%	25,510	614	4.81%
Interest on federal fund sold	9,199	129	2.81%	77,638	2,087	5.38%
Total interest-earning assets	2,105,226	74,647	7.09%	1,851,419	77,153	8.33%
Cash and due from banks	66,741			63,484
Other assets	85,321			79,496
Total assets	$2,257,288			$1,994,399

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$394,888	$6,723	3.40%	$413,608	$9,320	4.51%
Super NOW deposits	22,527	155	1.38%	21,541	125	1.16%
Savings deposits	34,306	548	3.19%	29,154	306	2.10%
Time certificates of deposit in denominations of $100,000 or more	791,855	16,519	4.17%	794,060	21,008	5.29%
Other time deposits	168,888	3,657	4.33%	155,596	3,846	4.94%
FHLB advances and other borrowings	249,720	4,399	3.52%	20,783	386	3.71%
Junior subordinated debenture	87,321	2,569	5.88%	61,547	2,273	7.39%
Total interest-bearing liabilities	1,749,505	34,570	3.95%	1,496,289	37,264	4.98%
Non-interest-bearing deposits	303,019			313,645
Total deposits and other borrowings	2,052,524			1,809,934
Other liabilities	26,276			25,969
Shareholders’ equity	178,488			158,496
Total liabilities and shareholders’ equity	$2,257,288			$1,994,399
Net interest income		$40,077			$39,889
Net interest spread(2)			3.14%			3.35%
Net interest margin(3)			3.81%			4.31%

(1) Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $2,469,000 and $3,524,000 for the six months ended June 30, 2008 and 2007, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to Change In			Six Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$5,925	(8,531)	$(2,606)	$11,530	$(12,719)	$(1,189)
Securities of U.S. government agencies	601	(168)	433	1,105	(227)	878
Other investment securities	(123)	(14)	(137)	(206)	(31)	(237)
Interest on federal fund sold	(305)	(224)	(529)	(1,270)	(688)	(1,958)
Total interest income	6,098	(8,937)	(2,839)	11,159	(13,665)	(2,506)

Interest expense:
Money market deposits	$(297)	$(1,427)	$(1,724)	$(406)	$(2,191)	$(2,597)
Super NOW deposits	1	9	10	6	24	30
Savings deposits	46	88	134	61	181	242
Time certificates of deposit in denominations of $100,000 or more	149	(2,820)	(2,671)	(65)	(4,424)	(4,489)
Other time deposits	246	(374)	(128)	318	(507)	(189)
FHLB advances and other borrowings	2,179	(27)	2,152	4,034	(21)	4,013
Junior subordinated debenture	392	(421)	(29)	822	(526)	296
Total interest expense	2,716	(4,972)	(2,256)	4,770	(7,464)	(2,694)

Change in net interest income	$3,382	$(3,965)	$(583)	$6,389	$(6,201)	$188

(1) Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $1,187,000 and $1,925,000 for the quarters ended June 30, 2008 and 2007, respectively, and approximately $2,469,000 and $3,524,000 for the six months ended June 30, 2008 and 2007, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

We recorded a provision for loan and off-balance sheet losses of $1.4 million in the second quarter of 2008 as compared to a provision of $4.5 million for the prior year’s same quarter.  The provision for loan and off-balance sheet losses in the first half of 2008 was $2.8 million, as compared to $6.1 million in the first half of 2007. The decrease in the provision for credit and off-balance sheet losses was in line with our enhanced lending policy and our strategy of improving loan quality (see “Financial Condition – Allowance for Loan and Off-Balance Sheet Losses” below for further discussion).  The $1.4 million provision in the second quarter of 2008 was net of a recovery of $256,000 provision for off-balance-sheet items, while the $4.5 million provision in the second quarter of 2007 included $579,000 provision to the reserve for off-balance-sheet items. The procedures for monitoring the adequacy of the allowance for loan and off-balance sheet losses, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan and Off-Balance Sheet Losses” below.

Non-interest Income

Total non-interest income decreased by 11.16% to $5.6 million in the second quarter of 2008 as compared to $6.3 million for the same quarter a year ago. Non-interest income as a percentage of average assets decreased to 0.24% for the second quarter of 2008 from 0.32% for the prior year’s same period. For the first six months of 2008, total non-interest income decreased by 6.6% to $10.8 million as compared with $11.5 million in the same period of 2007, and such six-month non-interest income of 2008 and 2007 represent 0.48% and 0.58% of average assets, respectively. We currently earn non-interest income from various sources, including an income stream provided by BOLI in the form of an increase in cash surrender value.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(dollars in thousands)

	2008		2007
For Three Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,043	54.3%	$2,505	39.7%
Gain on sale of loans	918	16.4%	2,334	37.0%
Trade finance and loan servicing income	772	13.8%	567	8.9%
Income from other earning assets	392	7.0%	275	4.4%
Other income	482	8.5%	630	10.0%
Total	$5,607	100.0%	$6,311	100.0%
Average assets	$2,303,278		$1,996,898
Non-interest income as a % of average assets		0.24%		0.32%

	2008		2007
For Six Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$5,791	53.8%	$4,792	41.6%
Gain on sale of loans	1,782	16.6%	4,144	36.0%
Trade finance and loan servicing income	1,448	13.5%	985	8.5%
Income from other earning assets	710	6.6%	552	4.8%
Other income	1,029	9.5%	1,049	9.1%
Total	$10,760	100.0%	$11,522	100.0%
Average assets	$2,257,288		$1,994,399
Non-interest income as a % of average assets		0.48%		0.58%

Our largest source of non-interest income in the second quarter of 2008 was the service charge income on deposit accounts, representing approximately 54% of our total non-interest income. The service charge income increased to $3.0 million in the second quarter of 2008 and $5.8 million in the first half of 2008, as compared with $2.5 million and $4.8 million, respectively, for the prior year’s same periods. The increase of service charge income was mainly due to our increase of over 30% during February 2008 in the charges we apply to customers for “not sufficient funds” (NSF). We constantly review service charge rates and the managers’ authority to waive them to maximize service charge income while maintaining a competitive position.

Our second largest source of non-interest income for the second quarter of 2008 was the gain on the sale of loans, representing approximately 17% of the total non-interest income. It has substantially decreased to $0.9 million and $1.8 million in the second quarter and the first half of 2008 from $2.3 million and $4.1 million, respectively, for the prior year’s same periods.  This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans.  We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights.  Because the weakened economy and ongoing credit crisis, our SBA loan production levels in 2008 decreased. The production of loans guaranteed under the SBA 7(a) program decreased to $21.7 million and $43.9 million, respectively, for the second quarter and the first half of 2008, as compared with $42.2 million and $81.0 million, respectively, for the prior year’s same periods, due to the industry trend favoring the SBA 504 program loans.  Such reduction of 7(a) guarantee loan production, coupled with the lowered sales premium on SBA loans, decreased the gain on sale of the guaranteed portions of SBA loans to $0.9 million and $1.8 million in the second quarter and the first half of 2008, as compared with $1.7 million and $3.4 million, respectively, for the prior year’s same periods.

The third largest source of non-interest income was trade finance and loan servicing income.  This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In the second quarter of 2008, it increased to $772,000 as compared with $567,000 for the prior year’s same period.  Such increase was primarily attributable to $180,000 income increase related to the disposal of servicing assets and interest-only (“I/O”) strips between the current quarter and the same quarter a year ago.  For the first half of 2008, servicing income increased to $1,448,000 from $985,000 in the prior year’s same period. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and I/O strips that we originally capitalized upon sale of the related loans.  Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.  For the first half of 2008, $463,000 of servicing assets and I/O strips were charged back to this loan service fee income account by the early pay-offs as compared with $1,056,000 in the prior year’s same period.

Income from other earning assets mainly represents dividend income on FHLB stock ownership and increases in the cash surrender value of BOLI.  For the second quarter and first six months of 2008, the balance increased to $392,000 and $710,000, respectively, as compared with $275,000 and $552,000, respectively in the prior year’s same periods. These increases were primarily attributable to $109,000 and $141,000 increases in FHLB stock dividend income in the second quarter and first six months of 2008, respectively, which were due to $6.3 million increase in FHLB stock corresponding to our increase in FHLB borrowings.

Other non-interest income represents income from miscellaneous sources, such as checkbook sales income, gain on sales of investment securities, excess of insurance proceeds over carrying value of an insured loss, and generally increases as our business activities grow.  For the second quarter and the first half of 2008, this miscellaneous income amounted to $482,000 and $1,029,000, respectively, as compared with $630,000 and $1,049,000 in the prior year’s same periods.

Non-interest Expense

Total noninterest expense increased to $12.6 million and $24.8 million in the second quarter and the first half of 2008, respectively, from $10.6 million and $21.1 million, respectively, in the same periods of 2007. These increases were attributable mainly to the expanded personnel and premises associated with our business growth, including the increase in expenses associated with the integration of our new offices opened in the third and fourth quarters of 2007. However, due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain non-interest expenses as a percentage of average assets at the low level of 0.55% and 1.10% in the second quarter and first half of 2008, respectively, as compared with 0.53% and 1.06% in the prior year’s same periods.  Our efficiency ratio was 48.4% and 48.7% in the second quarter and the first half of 2008, respectively, compared to 39.0% and 41.1% in the same periods a year ago. The increase was mainly due to the salaries and employee benefits associated with our branch expansion.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

	2008		2007
For the Quarter Ended June 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,655	61.0%	$5,703	53.7%
Occupancy and equipment	1,492	11.9%	1,300	12.3%
Data processing	771	6.2%	745	7.0%
Professional fees	454	3.6%	264	2.5%
Directors’ fees	105	0.8%	134	1.3%
Office supplies	104	0.8%	147	1.4%
Advertising	174	1.4%	251	2.4%
Communications	100	0.8%	120	1.1%
Deposit insurance premium	299	2.4%	322	3.0%
Outsourced service for customer	392	3.1%	447	4.2%
Investor relation expenses	102	0.8%	103	1.0%
Amortization of investments in affordable housing partnerships	175	1.4%	122	1.2%
Amortization of other intangible assets	74	0.6%	74	0.7%
Other operating	657	5.2%	874	8.2%
Total	$12,554	100.0%	$10,606	100.0%
Average assets	$2,303,278		$1,996,898
Non-interest expenses as a % of average assets		0.55%		0.53%

	2008		2007
For the Six Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,631	59.0%	$11,401	54.0%
Occupancy and equipment	2,917	11.8%	2,570	12.2%
Data processing	1,536	6.2%	1,510	7.2%
Professional fees	954	3.9%	579	2.7%
Directors’ fees	201	0.8%	274	1.3%
Office supplies	321	1.3%	320	1.5%
Advertising	352	1.4%	398	1.9%
Communications	223	0.9%	235	1.1%
Deposit insurance premium	629	2.6%	372	1.8%
Outsourced service for customer	841	3.4%	823	3.9%
Investor relation expenses	181	0.7%	184	0.9%
Amortization of investments in affordable housing partnerships	349	1.4%	235	1.1%
Amortization of other intangible assets	148	0.6%	148	0.7%
Other operating	1,494	6.0%	2,060	9.7%
Total	$24,777	100.0%	$21,109	100.0%
Average assets	2,257,288		$1,994,399
Non-interest expenses as a % of average assets		1.10%		1.06%

Salaries and employee benefits historically represent more than half of total non-interest expense and generally increase as our branch network and business volume expand. As a result of our opening new branches in the second half of 2007, these expenses increased to $7.7 million and $14.6 million in the second quarter and the first half of 2008, respectively, as compared with $5.7 million and $11.4 million for the prior year’s same periods.  Such increases were the result of overall compensation increases caused by stiff competition for qualified bankers in our niche market in addition to additional staffing necessitated by our new office openings and business growth in the past 12 months.  The number of full-time equivalent employees increased to 364 as of June 30, 2008, as compared with 352 as of June 30, 2007, Nonetheless, our asset growth helped us improve our assets per employee ratio to $6.5 million at June 30, 2008 from $5.8 million at June 30, 2007.

Occupancy and equipment expenses increased to $1.5 million and $2.9 million in the second quarter and first half of 2008, respectively, as compared with $1.3 million and $2.6 million for the same periods a year ago.  The increase was primarily attributable to the additional office space and lease expenses for our two additional branch offices in New Jersey and California.

Data processing expenses and office supplies together represent about 7% of total noninterest expenses in the second quarter and first half of 2008. These expenses were at $875,000 in the second quarter of 2008, slightly decreased from $892,000 in the same quarter a year ago. The expenses were at $1,857,000 for the first half of 2008, which remained fairly unchanged from $1,830,000 in the first half of 2007.  Such slight changes in these two expense categories compared to the extent of our business growth correspond to our effort of cutting back on overhead expenses to enhance profitability.

Professional fees generally increase as we grow. They increased to $454,000 and $954,000, respectively, in the second quarter and the first half of 2008, as compared with $264,000 and $579,000, respectively, for the prior year’s same periods. The $190,000 increase between the current quarter and the same quarter a year ago was mainly attributable to the $199,000 increase in fees related to state tax credit consultation, system intrusion tests, and various other accounting and auditing services. The $375,000 increase from the first half of 2007 to the first half of 2008 was mainly attributable to the $201,000 increase in accounting fee related to state tax credit consultation, system intrusion test, and various other accounting and auditing services, and the $170,000 increase in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from their deposit balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs increased. Nonetheless, with our successful cost control measures, these expenses decreased to $392,000 in the second quarter of 2008, as compared to $447,000 in the same quarter a year ago. For the first half of 2008, the expenses were $841,000, which stayed fairly close to $823,000 for the same period in prior year.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the second quarter and first half of 2008, these expenses totaled $299,000 and $629,000, respectively, as compared with $322,000 and $372,000 for the prior year’s same periods. The sharp difference of $257,000 between the first six months’ balances of 2008 and 2007 was primarily attributable to the new $251,000 FDIC risk insurance premium assessment. Prior to second quarter of 2007, only FICO premium of $50,000 was assessed.

Other non-interest expenses, such as director’s fees, office supplies, advertising, communications, and other miscellaneous expenses, were $1.4 million and $2.9 million for the second quarter 2008 and the first half of 2008, respectively, as compared with $1.7 million and $3.5 million for the same periods in 2007.

Provision for Income Taxes

For the quarter ended June 30, 2008, we made a provision for income taxes of $4.6 million on pretax net income of $12.0 million, representing an effective tax rate of 38.0%, as compared with a provision for income taxes of $4.8 million on pretax net income of $12.1 million, representing an effective tax rate of 39.4% for the same quarter in 2007. For the first half of 2008, we made a provision for income taxes of $8.8 million on pretax net income of $23.3 million, representing an effective tax rate of 37.8%, as compared with a provision for income taxes of $9.5 million on pretax net income of $24.2 million, representing an effective tax rate of 39.3%, for the same period of 2007.

The effective tax rates in the second quarter and the first half of 2008 were lower than those for the prior year’s same periods, due mainly to an increase in Low Income Housing Tax Credit Funds.  Our lower effective tax rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an Enterprise Zone and our ownership of BOLI and Low Income Housing Tax Credit Funds.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We buy or sell federal funds and high quality money market instruments, and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of June 30, 2008, our investment portfolio is primarily comprised of United States government agency securities, accounting for 94% of our entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS’s, and collateralized mortgage obligations, or CMO’s, guaranteed by FNMA, FHLMC, or GNMA. Currently, there are no subprime mortgages in our investment portfolio.  Besides the U.S. government agency securities, we also have a 3% investment in corporate debt and 3% in municipal debt securities. Among all of our corporate and municipal debt securities, the majority are “Triple A” rated, and all are considered investment grade.  We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Pursuant to the fair value elective option of SFAS No. 159, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under SFAS No. 115. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale.  The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.4 million and $232.9 million as of June 30, 2008.  See Note 3 for adoption of SFAS No. 159 and SFAS No. 157 and the fair value measurement input disclosure for SFAS No. 157.

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of June 30, 2008			As of December 31, 2007
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Securities of government sponsored enterprises	$—	$—	$—	$7,000	$7,001	$1
Collateralized mortgage obligation.	149	135	(14)	164	151	(13)
Municipal securities	220	220	—	220	220	—
Total held to maturity securities	$369	$355	$(14)	$7,384	$7,372	$(12)

Available for Sale:
Securities of government sponsored enterprises	$45,984	$45,840	$(144)	$64,932	$65,175	$243
Mortgage backed securities	109,347	108,438	(909)	60,470	60,557	87
Collateralized mortgage obligation	64,228	64,257	29	73,416	73,286	(130)
Corporate securities	7,064	7,121	57	17,390	17,484	94
Municipal securities	7,325	7,201	(124)	7,725	7,754	29
Total available for sale securities	$233,948	$232,857	$(1,091)	$223,933	$224,256	$323

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at June 30, 2008:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Mortgage backed securities	$—	$149	$—	$—	$149
Municipal securities	220	—	—	—	220

Available-for-sale:
Securities of government sponsored enterprises	2,019	30,056	13,765	—	45,840
Mortgage backed securities	10,033	1,147	176	97,082	108,438
Collateralized mortgage obligation	4,086	60,171	—	—	64,257
Corporate securities	—	7,121	—	—	7,121
Municipal securities	—	—	4,531	2,670	7,201
Total investment Securities	$16,358	$98,644	$18,472	$99,752	$233,226

Our investment securities holdings increased by $1.6 million, or 0.7%, to $233.2 million at June 30, 2008, compared to holdings of $231.6 million at December 31, 2007.  Total investment securities as a percentage of total assets were 9.9% and 10.5% at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, investment securities with a carrying value of $213.1 million were pledged to secure certain deposits.

As of June 30, 2008, due to substantial decreases in short-term interest rates during the first quarter of 2008, our held-to-maturity securities, which are carried at their amortized costs, were mostly called by the issuers. The investment balance decreased to $0.4 million from $7.4 million at December 31, 2007. In contrast, available-for-sale securities, which are stated at their fair market values, increased to $232.9 million at June 30, 2008 from $224.3 million at December 31, 2007.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

As of June 30, 2008	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$22,745	$(297)	$—	$—	$22,745	$(297)
Collateralized mortgage obligation	15,301	(242)	3,123	(103)	18,424	(345)
Mortgage backed securities	82,005	(1,082)	540	(7)	82,545	(1,089)
Corporate securities	—	—	1,979	(21)	1,979	(21)
Municipal securities	5,712	(158)	—	—	5,712	(158)
	$125,763	$(1,779)	$5,642	$(131)	$131,405	$(1,910)

As of December 31, 2007	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$—	$—	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligation	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)
	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

As of June 30, 2008, the total unrealized losses less than 12 months old were $1.8 million, and total unrealized losses more than 12 months old were $131,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $125.8 million at June 30, 2008, and those with unrealized losses more than 12 months old were $5.6 million.  As of December 31, 2007, the total unrealized losses less than 12 months old were $61,000 and total unrealized losses more than 12 months old were $488,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $46.1 million at December 31, 2007, and those with unrealized losses more than 12 months old were $67.2 million.

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

The Company does not believe that any individual unrealized loss as of June 30, 2008 and December 31, 2007 represents an other-than-temporary impairment.  The unrealized losses on our government sponsored enterprises (“GSE”) bonds, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are attributable to both changes in interest rates and a repricing of risk in the market.  All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “AAA.”  The Company has no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABS”) and Collateralized Debt Obligations (“CDOs”) that had previously been rated “AAA” but has since been downgraded to below investment grade.  The Company has the intent and ability to hold the securities in an unrealized loss position at June 30, 2008 and December 31, 2007 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  The Company has the intent and ability to hold the securities in an unrealized loss position at June 30, 2008 and December 31, 2007 until the market value recovers or the securities mature. Accordingly, as of June 30, 2008, we believe the impairments detailed in the table above were temporary, and no impairment loss has been realized in our consolidated statements of operations.

Loan Portfolio

All loans are carried at face amount, less principal repayment collected, net of deferred loan fees, and the allowance for loan losses. Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned loans and allowance for loan losses increased $175.6 million, or 9.8%, to $1.96 billion at June 30, 2008, as compared with $1.79 billion at December 31, 2007.  Total loans net of unearned income as a percentage of total assets as of June 30, 2008 and December 31, 2007 were 83.2% and 82.4%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(dollars in thousands)
	June 30, 2008	December 31, 2007
Construction	$50,562	$59,443
Real estate secured	1,537,992	1,386,622
Commercial and industrial	377,895	335,332
Consumer	25,314	33,569
Total loans(1)	1,991,763	1,814,966
Unearned Income	(5,163)	(5,917)
Gross loans, net of unearned income	1,986,600	1,809,049
Allowance for loan losses	(23,494)	(21,579)
Net loans	$1,963,106	$1,787,470

Percentage breakdown of gross loans:
Construction	2.5%	3.3%
Real estate secured	77.3%	76.4%
Commercial and industrial	18.9%	18.4%
Consumer	1.3%	1.9%
Total loans	100.0%	100.0%

(1) Includes loans held for sale, at the lower of cost or market, of $8.4 million and $7.9 million at June 30, 2008 and December 31, 2007, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes.  Loans secured by real estate totaled $1.54 billion and $1.39 billion as of June 30, 2008 and December 31, 2007, respectively.  The real estate secured loans as a percentage of total loans were 77.3% and 76.4% at June 30, 2008 and December 31, 2007, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $39.1 million at June 30, 2008 and $38.0 million at December 31, 2007. Due to the higher risk exposure of those residential mortgage loans compared to other classes of loans in our loan portfolio, we limited ourselves from originating such loans starting 2007.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at June 30, 2008 increased to $377.9 million, as compared with $335.3 million at December 31, 2007.  Commercial and industrial loans as a percentage of total loans were 18.9% at June 30, 2008, increasing from 18.4% at December 31, 2007.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Hence, as of June 30, 2008, our volume of consumer loans was down $8.3 million from the prior year end. As of June 30, 2008, the balance of consumer loans was $25.3 million, or 1.3% of total loans, as compared to $33.6 million, or 1.9% of total loans as of December 31, 2007.  Nonetheless, consumer loans as a percentage of total loans have always been minimal.

Construction loans generally have represented 5% or less of our total loan portfolio and are extended as a temporary financing vehicle only.  Construction loans decreased to $50.6 million, or 2.5% of total loans, at the end of the second quarter of 2008, as compared with $59.4 million, or 3.3% of total loans at the end of 2007.  The $8.9 million decrease in loan production in the first half of 2008 was primarily a result of our stricter loan underwriting policy.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2008.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.  The table excludes the gross amount of non-accrual loans of $25.4 million:

Loan Maturities and Repricing Schedule

	At June 30, 2008
	Within One Year	After One But Within Five Years	After Five Years	Total
	(dollars in thousands)
Construction	$50,562	$—	$—	$50,562
Real estate secured	929,773	486,647	104,606	1,521,026
Commercial and industrial	354,265	11,729	3,692	369,686
Consumer	16,688	8,361	—	25,049
Total loans, net of non-accrual loans	$1,351,288	$506,737	$108,298	$1,966,323
Loans with variable (floating) interest rates	$1,256,373	$20,319	$401	$1,277,093
Loans with predetermined (fixed) interest rates	$94,915	$486,418	$107,897	$689,230

The majority of the properties taken as collateral are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs.  NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal,  Other NPAs consist of properties, mainly other real estate owned (OREO) and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Assets
(dollars in thousands)

	June 30, 2008	December 31, 2007	June 30, 2007
Nonaccrual loans: (1)
Real estate secured	$12,405	$8,154	$6,320
Commercial and industrial	3,797	1,986	789
Consumer	265	154	227
Total	16,467	10,294	7,336
Loans 90 days or more past due and still accruing:
Real estate secured	—	117	743
Commercial and industrial	4	4	334
Consumer	—	187	—
Total	4	308	1,077
Total nonperforming loans	16,471	10,602	8,413
Restructured loans (2), (3)	—	—	—
Repossessed vehicles	11	50	73
Other real estate owned	465	133	—
Total nonperforming assets, net of SBA guarantee	$16,947	$10,785	$8,486
Guaranteed portion of nonperforming SBA loans	8,973	4,424	8,792
Total gross nonperforming assets	$25,920	$15,209	$17,278

Nonperforming loans as a percentage of total loans	0.83%	0.59%	0.50%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.85%	0.60%	0.51%
Allowance for loan losses as a percentage of nonperforming loans	142.64%	203.55%	230.33%

(1) During the six months ended June 30, 2008, no interest income related to these loans was included in interest income.  Additional interest income of approximately $1,730,000 would have been recorded during the six months ended June 30, 2008, if these loans had been paid in accordance with their original terms and had been outstanding throughout the quarter ended June 30, 2008 or, if not outstanding throughout the six months ended June 30, 2008, since origination.

(2) A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

(3) During the six months ended June 30, 2008, no interest income related to these loans was included in interest income. Additional interest income would be negligible during the six months ended June 30, 2008, if these loans had been paid in accordance with its original term and had been outstanding throughout the six months ended June 30, 2008.

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

Despite the fact that our loan portfolio continued to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of June 30, 2008. However, the general economic condition of the United States as well as the local economies in which we do business have shown a severe downturn of the housing sector and the transition to below-trend GDP growth continued. The downward movement of the macro economic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $16.5 million, or 0.83% of the total loans at the end of the second quarter of 2008, as compared with $10.6 million, or 0.59% of the total loans, at the end of 2007. The $5.9 million increase of NPLs was due to a $6.2 million net increase in non-accrual loans, offset by $0.3 million net decrease in delinquent loans.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of June 30, 2008.  See “Allowance for Loan and Off-Balance Sheet Losses” below for further discussion.  Except the $16.9 million disclosed in the table above, as of June 30, 2008, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms.

Overall, total NPAs increased $6.1 million or 57.1%, to $16.9 million at June 30, 2008, as compared with $10.8 million at the prior year end. The NPAs were 99.7% higher when compared to $8.5 million at June 30, 2007.

Allowance for Loan and Off-Balance Sheet Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings.  Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit.  Charges made for our outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.

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

On a quarterly basis, we utilize a classification migration model and individual loan review analysis as starting points for determining the adequacy of our allowance for loan losses. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit cards), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances.  Based on Company defined utilization rate of unused commitments and off-balance sheet exposures, such as letters of credit, we record a reserve for off-balance sheet losses.

The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

We increased our allowance for loan losses to $23.5 million at June 30, 2008, representing an increase of 8.8%, or $1.9 million from $19.4 million at June 30, 2007. With the increase of our non-performing loans, our allowance requirements have increased and we have maintained the ratio of allowance for loan losses to total loans at 1.18%, slightly higher than 1.16% retained at the second quarter-end of 2007. Management believes that the current ratio of 1.18% is adequate for our loan portfolio.

Our allowance for losses on off-balance sheet items decreased $215,000 to $1.6 million at June 30, 2008, as compared to $1.8 million at June 30, 2007. The decrease was primarily related to a net recovery of $256,000 in the second quarter of 2008, as compared to $579,000 increase in provision in the second quarter of 2007.

In the second quarter and first half of 2008, both charge-offs and loan loss provision were lowered compared to the same periods of 2007.

The table below summarizes for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(dollars in thousands)
	June 30, 2008			December 31, 2007
Balance as of	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction loans	$194	$50,562	0.38%	$557	$59,443	0.94%
Real estate secured	9,633	1,534,628	0.63%	13,445	1,386,622	0.97%
Commercial and industrial	13,074	376,096	3.48%	7,023	335,332	2.09%
Consumer	593	25,314	2.34%	554	33,569	1.65%
Total Allowance	$23,494	$1,986,600	1.18%	$21,579	$1,814,966	1.19%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan and Off-Balance Sheet Losses
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
As of and for the period of	2008	2007	2008	2007
Allowance for loan losses:
Balances at beginning of period	$22,072	$17,214	$21,579	$18,654
Actual charge-offs:
Real estate secured	40	—	43	163
Commercial and industrial	1,554	1,597	2,380	3,253
Consumer	294	191	605	1,118
Total charge-offs	1,888	1,788	3,028	4,534
Recoveries on loans previously charged off:
Real estate secured	—	—	1	—
Commercial and industrial	1,591	6	1,684	16
Consumer	63	25	91	66
Total recoveries	1,654	31	1,775	82
Net charge-offs (recoveries)	234	1,757	1,253	4,452
Provision for loan losses	1,656	3,921	3,168	5,176
Balances at end of period	$23,494	$19,378	$23,494	$19,378
Ratios:

Allowance for off-balance sheet losses:
Balances at beginning of period	$1,886	$1,266	$1,998	$891
Provision for losses in off-balance sheet items	(256)	579	(368)	954
Balances at end of period	$1,630	$1,845	$1,630	$1,845

Net loan charge-offs to average total loans	0.01%	0.11%	0.07%	0.28%
Allowance for loan losses to total loans at period-end	1.18%	1.16%	1.18%	1.16%
Net loan charge-offs to allowance for loan losses	0.99%	9.07%	5.33%	22.98%
Net loan charge-offs to provision for loan losses	16.71%	39.05%	44.74%	72.63%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2008:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$196,138	$133,156	$—	$—	$329,294
Junior subordinated debentures	3,443	4,371	11,541	77,321	96,676
Operating leases	3,156	4,547	2,923	2,734	13,360
Time deposits	954,880	13,487	—	10	968,377
Total	$1,157,617	$155,561	$14,464	$80,064	$1,407,707

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2008 and December 31, 2007, we had commitments to extend credit of $182.9 million and $284.9 million, respectively.  Obligations under standby letters of credit were $9.5 million and $10.0 million at June 30, 2008 and December 31, 2007, respectively, and our obligations under commercial letters of credit were $11.9 million and $10.8 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds.  Total deposits at June 30, 2008 and December 31, 2007 were $1.74 billion and $1.76 billion, respectively.

Total non-time deposits at June 30, 2008 decreased 4.7% to $792.0 million over the last six months from $831.5 million at December 31, 2007, while time deposits increased 1.7% to $947.3 million at June 30, 2008 from $931.6 million at December 31, 2007.

Consistent with our efforts to decrease interest expenses, we have permitted relatively expensive time deposits to expire.  The average rate paid on time deposits in denominations of $100,000 or more for the second quarter and the first half of 2008 decreased to 3.88% and 4.17%, respectively, from 5.31% and 5.29% in the same periods of the prior year.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(dollars in thousands)

	June 30, 2008		December 31, 2007		June 30, 2007
For the quarters ended:	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$305,573		$310,502		$315,837
Money market	393,182	3.05%	478,153	4.43%	421,205	4.48%
Super NOW	22,533	1.35%	24,613	1.65%	22,119	1.20%
Savings	35,995	3.32%	31,144	2.80%	29,038	2.28%
Time certificates of deposit in denominations of $100,000 or more	795,081	3.88%	738,769	5.00%	783,100	5.31%
Other time deposits	173,783	4.08%	133,567	4.65%	152,789	4.97%
Total deposits	$1,726,147	2.98%	$1,716,748	3.82%	$1,724,088	4.00%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2008 were as follows:

Maturities of Time Deposits of $100,000 or More, at June 30, 2008

(dollars in thousands)

Three months or less	$487,499
Over three months through six months	176,860
Over six months through twelve months	97,217
Over twelve months	11,600
Total	$773,176

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at June 30, 2008 and December 31, 2007.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first half of 2008, the ongoing credit crisis and stiff competition for customer deposits among banks within the markets where we do business has driven up interest rates of various deposit products. Hence, brokered deposits have been lower in cost compared to other time deposits. We have increased these deposits to $119.3 million at June 30, 2008 from $62.6 million at December 31, 2007 in order to limit our reliance on high interest rate time deposits.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to the ongoing credit crisis and stiff competition for customer deposits among banks, we have increased FHLB borrowing as an alternative to fund our growing loan portfolio. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

	June 30, 2008	December 31, 2007
Balance at quarter-end	$320,000	$150,000
Average balance during the quarter	$280,440	$46,890
Maximum amount outstanding at any month-end	$320,000	$155,000
Average interest rate during the quarter	3.35%	4.24%
Average interest rate at quarter-end	3.28%	4.22%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at June 30, 2008 and December 31, 2007 totaled approximately $310.7 million and $324.7 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 13.2% and 14.8% at June 30, 2008 and December 31, 2007, respectively.

As a secondary source of liquidity, we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.  We took advantage of the lower interest rate FHLB advances which allowed us to let expensive time deposit run off. However, while FHLB advances provide flexibility and low cost funds, those advances also constitute borrowings that do not qualify as core funds. Accordingly, we also closely monitor our usage of FHLB advances against our borrowing capacity.  As of June 30, 2008, our borrowing capacity from the FHLB was about $492.2 million and the outstanding balance was $320.0 million, or approximately 65.0% of our borrowing capacity.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding regulatory capital requirements.

As of June 30, 2008, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

	Regulatory Well- Capitalized	Regulatory Adequately-Capitalized	Actual ratios for the Company as of:
Wilshire Bancorp, Inc.	Standards	Standards	June 30, 2008	December 31, 2007	June 30, 2007
Total capital to risk-weighted assets	10%	8%	13.99%	14.58%	14.22%
Tier I capital to risk-weighted assets	6%	4%	11.55%	11.83%	12.36%
Tier I capital to adjusted average assets	5%	4%	10.21%	10.36%	10.28%

	Regulatory Well- Capitalized	Regulatory Adequately-Capitalized	Actual ratios for the Bank as of:
Wilshire State Bank	Standards	Standards	June 30, 2008	December 31, 2007	June 30, 2007
Total capital to risk-weighted assets	10%	8%	13.26%	13.59%	14.26%
Tier I capital to risk-weighted assets	6%	4%	11.53%	11.80%	12.41%
Tier I capital to adjusted average assets	5%	4%	10.20%	10.33%	10.32%

For the purposes of our regulatory capital ratio computation, the Junior Subordinated Debentures of $87.3 million, which consists of $10 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75 million trust preferred securities, were taken into consideration.  At December 31, 2007, the Company accounted for $57.1 million of such securities as Tier 1 capital and $27.9 million as Tier 2 capital.  With the improvement in loan quality and hence the improvement in risk-weighted assets, the portion qualified for Tier 1 capital increased to $60.7 million and the portion for Tier 2 decreased to $24.3 million at June 30, 2008. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital.

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

The significant balance of non-interest-bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest-bearing deposits in overnight investments and other cash equivalents.  In general, based upon our mix of deposits, other borrowings, loans and investments, increases in interest rates would be expected to increase our net interest margin.  Decreases in interest rates would be expected to have the opposite effect.  However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates.  This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year.  At June 30, 2008, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 14.0% of average interest-earning assets).

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

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 4.6% positive gap for the three-month timeframe and 16.9% cumulative positive gap for a whole portfolios.  The NPV increases (decreases) as interest income increases (decreases) since the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate.  However the extent of such changes was within the tolerance level prescribed by our ALCO policy due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2008 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(dollars in thousands)

	At June 30, 2008
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Interest-earning assets:
Gross loans(1)	$1,278,707	$72,581	$506,737	$108,298	$1,966,323
Investment securities	4,955	11,403	98,644	118,224	233,226
Federal funds sold and cash equivalentsagreement to resell	4	—	—	—	4
Interest-earning deposits	—	—	—	—	—
Total	$1,283,666	$83,984	$605,381	$226,522	$2,199,553

Interest-bearing liabilities:
Savings deposits	$38,266	$—	$—	$—	38,266
Time deposits of $100,000 or more	487,499	274,077	11,600	—	773,176
Other time deposits	68,375	104,163	1,576	5	174,119
Other interest-bearing deposits	433,368	—	—	—	433,368
Federal funds purchased and Repos	5,000	—	—	—	5,000
FHLB borrowings	80,000	110,000	130,000	—	320,000
Junior Subordinated Debentures	71,857	—	15,464	—	87,321
Total	$1,184,365	$488,240	$158,640	$5	$1,831,250

Interest rate sensitivity gap	$99,301	$(404,256)	$446,741	$226,517	$368,303
Cumulative interest rate sensitivity gap	$99,301	$(304,955)	$141,786	$368,303
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	4.55%	-13.98%	6.50%	16.89%

(1) Excludes the gross amount of non-accrual loans of approximately $25.4 million at June 30, 2008.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2008.  All assets presented in this table are held-to-maturity or available-for-sale.  At June 30, 2008, we had no trading securities (dollars in thousand):

Change		Net Interest Income
(in Basis Points)		(next twelve months)	% Change	NPV	% Change
+	200	90,478	5.7%	308,068	2.8%
+	100	87,985	2.8%	305,627	2.0%
	0	85,561	—	299,545	—
-	100	81,788	-4.4%	278,717	-7.0%
-	200	77,273	-9.7%	255,139	-14.8%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of these types of transactions.

Item 4.                                                           Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008.  During second quarter of 2008, no shares have been repurchased under this program in open-market transactions.  The total approximate dollar value of shares that may yet be purchased under the plan as of June 30, 2008 is shown below (dollars in thousands):

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares (or units) that may yet be purchased under the plans or programs
April 1, 2008 – April 30, 2008	—	—	—	$8,738
May 1, 2008 – May 31, 2008	—	—	—	$8,738
June 1, 2008 – June 30, 2008	—	—	—	$8,738

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held June 11, 2008, the following persons were elected as our Class I directors to serve three-year terms expiring at the 2011 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

•                  Steven Koh  (25,192,095 votes in favor; 1,272,045 votes withheld)

•                  Gapsu Kim (24,921,017 votes in favor; 1,543,173 votes withheld)

•                  Lawrence Jeon (25,684,028 votes in favor; 780,162 votes withheld)

•                  Fred Mautner (25,208,551 votes in favor; 1,255,639 votes withheld)

In addition to the foregoing, the terms of the following directors continued after the Annual Meeting:

Class II

•                  Mel Elliot

•                  Richard Lim

•                  Harry Siafaris

Class III

•                  Joanne Kim

•                  Kyu-Hyun Kim

•                  Young Hi Pak

In addition to election of Class I directors in the Annual Meeting, shareholders voted on two proposals:

-                 Approved; Proposal to approve and adopt the Wilshire Bancorp Inc. 2008 Stock Incentive Plan (14,133,107 “For” votes, 6,942,328 “Against” votes, 145,868 “Abstain” votes)

-                 Disapproved; To approve a shareholder proposal regarding the classification of our board of directors that may be presented at the annual meeting (9,114,701 “For” votes, 12,002,794 “Against” votes, 103,808 “Abstain” votes)

Item 5.                           Other Information

None.

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

WILSHIRE BANCORP, INC.

Date: August 8, 2008	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)