Form 10-Q
period 2008-09-30
WILSHIRE BANCORP INC
filed 2008-11-07
CIK 1285224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Yes ☐    No ☒

The number of shares of Common Stock of the registrant outstanding as of October 31, 2008 was 29,401,757.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$54,017	$82,506
Federal funds sold and other cash equivalents	3	10,003
Cash and cash equivalents	54,020	92,509

Securities available for sale, at fair value (amortized cost of $228,287 and $223,933 at September 30, 2008 and December 31, 2007, respectively)	227,957	224,256
Securities held to maturity, at amortized cost (fair value of $134 and $7,372 at September 30, 2008 and December 31, 2007, respectively)	143	7,384
Loans receivable, net of allowance for loan losses of $25,950 and $21,579 at September 30, 2008 and December 31, 2007, respectively	1,998,147	1,779,558
Loans held for sale—at the lower of cost or market	10,231	7,912
Federal Home Loan Bank stock, at cost	15,245	8,695
Other real estate owned	1,453	133
Due from customers on acceptances	2,896	3,377
Cash surrender value of bank owned life insurance	17,200	16,228
Investment in affordable housing partnerships	8,538	6,222
Bank premises and equipment	11,377	10,960
Accrued interest receivable	10,168	10,062
Deferred income taxes	10,570	9,151
Servicing assets	4,986	4,950
Goodwill	6,675	6,675
Other intangible assets	1,363	1,587
Other assets	6,166	7,046
TOTAL	$2,387,135	$2,196,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$295,451	$314,114
Interest bearing:
Savings	42,677	31,812
Money market checking and NOW accounts	469,288	485,547
Time deposits of $100,000 or more	765,311	788,883
Other time deposits	215,036	142,715
Total deposits	1,787,763	1,763,071

Federal Home Loan Bank borrowings	300,000	150,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	7,914	10,440
Acceptances outstanding	2,896	3,377
Other liabilities	13,361	10,710
Total liabilities	2,199,255	2,024,919

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value—authorized, 5,000,000 shares; issued and outstanding, none
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,401,757 shares and 29,253,311 shares at September 30, 2008 and December 31, 2007, respectively	52,256	50,895
Accumulated other comprehensive income, net of tax expense	46	375
Retained earnings	136,840	121,778
	189,142	173,048
Less: Treasury stock, at cost, 127,425 shares at September 30, 2008 and December 31, 2007	(1,262)	(1,262)
Total shareholders’ equity	187,880	171,786
TOTAL	$2,387,135	$2,196,705

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$34,719	$37,093	$104,014	$107,578
Interest on investment securities	2,798	2,698	8,021	7,334
Interest on federal funds sold	63	678	192	2,766
Total interest income	37,580	40,469	112,227	117,678

INTEREST EXPENSE:
Interest on deposits	12,469	17,763	40,071	52,369
Interest on FHLB advances and other borrowings	2,570	212	6,969	598
Interest on junior subordinated debentures	1,127	1,556	3,696	3,829
Total interest expense	16,166	19,531	50,736	56,796

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	21,414	20,938	61,491	60,882

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	3,400	4,100	6,200	10,230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	18,014	16,838	55,291	50,652

NON-INTEREST INCOME:
Service charges on deposit accounts	3,125	2,398	8,916	7,189
Gain on sale of loans	410	1,584	2,192	5,727
Loan-related servicing fees	891	517	2,338	1,502
Income from other earning assets	398	293	1,108	846
Other income	521	436	1,551	1,429
Total noninterest income	5,345	5,228	16,105	16,693

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,718	5,827	21,349	17,228
Occupancy and equipment	1,576	1,317	4,493	3,887
Data processing	785	817	2,320	2,327
Outsourced service for customer	376	492	1,218	1,315
Professional fees	605	391	1,559	970
Deposit insurance premiums	279	276	907	648
Other operating	1,968	1,927	5,239	5,780
Total noninterest expenses	12,307	11,047	37,085	32,155

INCOME BEFORE INCOME TAXES	11,052	11,019	34,311	35,190

INCOME TAXES	4,184	4,375	12,964	13,883

NET INCOME	$6,868	$6,644	$21,347	$21,307
EARNINGS PER SHARE:
Basic	$0.23	$0.23	$0.73	$0.73
Diluted	$0.23	$0.23	$0.73	$0.72
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	29,397,182	29,350,499	29,355,231	29,355,694
Diluted	29,508,503	29,454,770	29,402,212	29,469,717

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2007	29,197,420		29,197,420	$49,123	$(408)	$100,920	$—	$149,635
Stock options exercised	174,276		174,276	115				115
Cash dividend declared						(4,403)		(4,403)
Share-based compensation expense				287				287
Tax benefit from stock options exercised				1,286				1,286
Stock repurchase		(39,625)	(39,625)				(410)	(410)
Cumulative impact of change in accounting for uncertainties in income taxes						(162)		(162)
Cumulative impact of change in accounting for fair valuation method adoption						80		80
Comprehensive income:
Net income						21,307		21,307
Other comprehensive income:
Change in unrealized gain on interest-only strips					95			95
Change in unrealized gain on securities available for sale					318			318
Comprehensive income								$21,720
BALANCE—September 30, 2007	29,371,696	(39,625)	29,332,071	$50,811	$5	$117,742	$(410)	$168,148

	Common Stock				Accumulated
	Gross Shares				Other		Treasury	Total
	Issued and	Treasury	Shares		Comprehensive	Retained	Stock,	Shareholders’
	Outstanding	Shares	Outstanding	Amount	Income (Loss)	Earnings	at Cost	Equity
BALANCE—January 1, 2008	29,380,736	(127,425)	29,253,311	$50,895	$375	$121,778	$(1,262)	$171,786
Stock options exercised	148,446		148,446	415				415
Cash dividend declared						(4,409)		(4,409)
Share-based compensation expense				889				889
Tax benefit from stock options exercised				57				57
Cumulative impact of change in accounting for postretirement split-dollar accounting						(1,876)		(1,876)
Comprehensive income:
Net income						21,347		21,347
Other comprehensive income:
Change in unrealized gain on interest-only strips					49			49
Change in unrealized gain on securities available for sale					(378)			(378)
Comprehensive income								$21,018
BALANCE—September 30, 2008	29,529,182	(127,425)	29,401,757	$52,256	$46	$136,840	$(1,262)	$187,880

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,347	$21,307
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment securities	777	(114)
Depreciation of bank premises & equipment	1,340	1,205
Amortization of other intangible assets	223	223
Amortization of investments in affordable housing partnerships	574	377
Provision for losses on loans and loan commitments	6,200	10,230
Deferred tax benefit	(1,180)	(24)
Loss on disposition of bank premises and equipment	3	9
Net gain on sale of loans	(2,192)	(5,727)
Origination of loans held for sale	(50,989)	(115,685)
Proceeds from sale of loans held for sale	50,863	115,171
Gain on sale or call of available for sale securities	(3)	—
Decrease in fair value of serving assets	730	1,508
Gain on sale of other real estate owned	(17)	(125)
Loss on sale of repossessed vehicles	1	32
Share-based compensation expense	889	287
Change in cash surrender value of life insurance	(972)	(444)
Servicing assets capitalized	(766)	(1,351)
Increase in accrued interest receivable	(106)	(345)
Decrease (increase) in other assets	777	(3,450)
Dividends of Federal Home Loan Bank stock	(470)	(308)
Tax benefit from exercise of stock options	(57)	(1,286)
Decrease in accrued interest payable	(2,526)	(472)
Increase in other liabilities	1,587	593
Net cash provided by operating activities	26,033	21,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	7,241	3,231
Purchase of securities available for sale	(107,599)	(83,110)
Proceeds from matured, sale, or called securities available for sale	102,472	56,278
Net increase in loans receivable	(227,728)	(171,295)
Proceeds from sale of other loans	—	5,385
Proceeds from sale of other real estate owned	875	871
Proceeds from sale of repossessed vehicles	10	90
Purchases of investments in affodable housing partnerships	(2,889)	(1,555)
Purchases of bank premises and equipment	(1,589)	(1,318)
Purchases of Federal Home Loan Bank stock	(6,080)	(732)
Proceeds from disposition of bank equipment	3	166
Net cash used in investing activities	(235,284)	(191,989)

See accompanying notes to consolidated financial statements.

(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$415	$115
Payment of cash dividend	(4,402)	(4,397)
Increase in Federal Home Loan Bank borrowings	150,000	50,000
Tax benefit from exercise of stock options	57	1,286
Net increase (decrease) in deposits	24,692	(3,815)
Increase in junior subordinated debentures	—	25,774
Cash paid to acquire treasury stock	—	(410)
Net cash provided by financing activities	170,762	68,553

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38,489)	(101,825)

CASH AND CASH EQUIVALENTS—Beginning of period	92,509	205,247
CASH AND CASH EQUIVALENTS—End of period	$54,020	$103,422

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$53,262	$57,267
Income taxes paid	$13,900	$14,510

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$2,177	$1,258
Other assets transferred to bank premises and equipment	$174	$140

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Cash dividend declared, but not paid	$1,470	$1,467

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  In addition, we have 21 full-service Bank branch offices in Southern California, Texas, New York and New Jersey.  We also have 6 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas, Virginia, and Washington.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2008 and December 31, 2007, the related statements of operations and shareholders’ equity for the three months and nine months ended September 30, 2008 and 2007, and the statements of cash flows for nine months ended September 30, 2008 and 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. To conform to the consolidated financial statements of the prior period to the current period’s presentation, we have (i) reclassified change in the fair valuation of servicing assets and liabilities of $333,000 from other non-interest income to loan-related servicing income, and (ii) separately disclosed investment in affordable housing partnerships from other assets, increasing the net cash provided by operating activities and net cash used in investing activities by $1,555,000.

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting for as a change in the valuation technique or its application shall be accounted for as a change in accounting estimate under SFAS No. 154, Accounting Changes and Error Corrections. However, such revisions shall be exempt from SFAS No. 154 disclosure requirement. The Company adopted FSP SFAS No. 157-3 on its issuance date, October 10, 2008. The adoption of this FSP did not have a material impact on the Company’s fair value determination and its consolidated financial statements.

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

The Company adopted SFAS No. 157 as of January 1, 2008 and FSP SFAS No.157-3 as of October 10, 2008. It used the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring basis are listed as follows:

Securities available for sale – Investment in available-for-sale securities is recorded at fair value pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of September 30, 2008 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

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

Financial assets and liabilities recorded at fair value on a nonrecurring basis are listed as follows:

Impaired loans – A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company measures impairment on all nonaccrual loans and trouble debt restructured loans, except automobile loans, for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company records impaired loans as nonrecurring with Level 3 measurement inputs.

The table below summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2008:

Assets Measured at Fair Value
(dollars in thousands)

	As of September 30, 2008
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$227,957	$—	$227,957	$—

Servicing assets	4,986	—	—	4,986

Interest-only strips	658	—	—	658

Servicing liabilities	(330)	—	—	(330)

Impaired loans	26,592	—	—	26,592

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended September 30, 2008 (dollars in thousands):

	At June 30, 2008	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At September 30, 2008	Net Cumulative Unrealized Gains
Servicing assets	$5,039	$(197)	$—	$144	$—	$4,986	$—

Interest-only strips	702	(62)	18	—	—	658	237

Servicing liabilities	(349)	19	—	—	—	(330)	—

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the nine months ended September 30, 2008 (dollars in thousands):

	At December 31, 2007	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At September 30, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,950	$(730)	$—	$766	$—	$4,986	$—

Interest-only strips	753	(180)	85	—	—	658	237

Servicing liabilities	(379)	49	—	—	—	(330)	—

Note 4.   Bank Owned Life Insurance (BOLI) Obligation

FASB Emerging Issue Task Force (“EITF”) 06-4 requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant’s post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity’s first fiscal year after December 15, 2007. We adopted EITF 06-4 on January 1, 2008 using the later option, i.e., based on the future death benefit. Upon this adoption, we recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the current year’s beginning equity. During the third quarter and the first nine months of 2008, the increases in BOLI expense and liability related to the adoption of EITF 06-4 were $36,000 and $108,000, respectively, which were included as part of the other expense and other liabilities balances in the consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income - numerator for basic earnings per share and diluted earnings per share- income available to common stockholders	$6,868	$6,644	$21,347	$21,307
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,397,182	29,350,499	29,355,231	29,355,694
Effect of dilutive securities:
Stock option dilution	111,321	104,271	46,981	114,023
Denominator for diluted earnings per share:
Adjusted weighted-average shares And assumed conversions	29,508,503	29,454,770	29,402,212	29,469,717
Basic earnings per share	$0.23	$0.23	$0.73	$0.73
Diluted earnings per share	$0.23	$0.23	$0.73	$0.72

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008.  During 2008, there were no such repurchases. This program completed its term and expired as of July 31, 2008.

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

Small Business Administration Lending Services - The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
(dollars in thousands) Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$18,116	$577	$2,721	$21,414	$16,020	$758	$4,160	$20,938
Less provision (recapture) for credit losses	2,239	595	566	3,400	1,693	1,549	858	4,100
Non-interest income	4,070	312	963	5,345	3,165	275	1,788	5,228
Net revenue	19,947	294	3,118	23,359	17,492	(516)	5,090	22,066
Non-interest expenses	11,148	293	866	12,307	9,390	287	1,370	11,047
Income before taxes	$8,799	$1	$2,252	$11,052	$8,102	$(803)	$3,720	$11,019
Business segment assets	$2,181,042	$49,825	$156,268	$2,387,135	$1,882,810	$46,871	$171,126	$2,100,807

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
(dollars in thousands) Business Segment	Banking Operations	TFS	SBA	Total	Banking Operations	TFS	SBA	Total
Net interest income	$50,725	$1,714	$9,052	$61,491	$45,839	$2,460	$12,583	$60,882
Less provision (recapture) for credit losses	2,819	(692)	4,073	6,200	5,822	3,135	1,273	10,230
Non-interest income	11,519	853	3,733	16,105	9,626	987	6,080	16,693
Net revenue	59,425	3,259	8,712	71,396	49,643	312	17,390	67,345
Non-interest expenses	33,541	801	2,743	37,085	27,694	760	3,701	32,155
Income before taxes	$25,884	$2,458	$5,969	$34,311	$21,949	$(448)	$13,689	$35,190
Business segment assets	$2,181,042	$49,825	$156,268	$2,387,135	$1,882,810	$46,871	$171,126	$2,100,807

Note 7.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties.  Commitments at September 30, 2008 are summarized as follows (dollars in thousands):

Commitments to extend credit	$168,508
Standby letters of credit	$11,345
Commercial letters of credit	$11,257

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims.  We do not believe the final disposition of all such claims will have a material adverse effect on our financial position or results of operations.

Note 8.   Recent Accounting Pronouncements

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

In February 2008, the FASB issued FSP SFAS No.157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities, including goodwill and nonfinancial long-lived assets, and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently assessing the impact that the adoption of FSP SFAS No.157-2 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This new statement has the same scope as SFAS No. 133. Accordingly, it applies to all entities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors a better and clearer understanding of the derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect the adoption of SFAS No. 161 would have a material impact on our consolidated financial statements (In September 2008, FASB issued FSP SFAS No.133-1 and FASB Interpretation No. (“FIN”) 45-4 to clarify the effective date of SFAS No. 161, see detail for FSP SFAS No.133-1 and FIN 45 below).

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Gurantee Insurance Contracts, which interprets and clarifies provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises. This statement reduces diversity and conflicts, but increases comparability and disclosure in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for some disclosures about the insurance enterprise’s risk-management activities. The disclosures about the risk-management activities are to be effective for the first period (including interim periods) beginning after issuance of this statement. Except for those disclosures, early adoption is not permitted. We do not expect the adoption of SFAS No. 163 would have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. We do not expect the adoption of FSP No. EITF 03-6-1 would have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FSP SFAS No.133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN 45; and Clarification of the Effective Date of SFAS No. 161. This FSP is to address the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. FSP SFAS No.133-1 and FIN 45-4 amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of guarantee. Further, this FSP clarifies FASB’s intent about the effective date of SFAS No. 161. While Paragraph 7 of SFAS No. 161 states, “this Statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008,” this FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period, annual or quarterly interim, beginning after November 15, 2008. Similarly, the provisions of this FSP that amend SFAS No. 133 and FIN 45 are effective for financial statements issued for reporting periods, annual or interim, ending after November 15, 2008. This FSP encourages amendments applied in periods earlier than the required initial adoption to facilitate comparison. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption. We do not expect the adoption of FSP SFAS No.133-1 would have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting for as a change in the valuation technique or its application shall be accounted for as a change in accounting estimate under SFAS No. 154, Accounting Changes and Error Corrections. However, such revisions shall be exempt from SFAS No. 154 disclosure requirement. We utilized and followed this FSP in our fair valuation procedures pursuant SFAS No. 157 (refer to Note 3 above).

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for the three and nine months ended September 30, 2008 and 2007, respectively, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Selected Financial Data

The following table presents selected historical financial information (unaudited) as of and for the three and nine months ended September 30, 2008 and 2007.  In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
	(dollars in thousands, except per share data)
	2008	2007	2008	2007
Net income	$6,868	$6,644	$21,347	$21,307
Net income per share, basic	0.23	0.23	0.73	0.73
Net income per share, diluted	0.23	0.23	0.73	0.72
Net interest income before provision for loan losses and loan commitments	21,414	20,938	61,491	60,882

Average balances:
Assets	2,381,999	2,075,790	2,299,152	2,021,416
Cash and cash equivalents	79,748	116,849	77,218	132,561
Investment debt securities	228,826	206,974	226,726	193,982
Net loans	1,979,435	1,667,899	1,906,985	1,613,867
Total deposits	1,774,451	1,772,434	1,735,283	1,742,712
Shareholders’ equity	186,332	167,015	181,122	161,367
Performance Ratios:
Annualized return on average assets	1.15%	1.28%	1.24%	1.41%
Annualized return on average equity	14.74%	15.91%	15.71%	17.61%
Net interest margin	3.86%	4.35%	3.82%	4.32%
Efficiency ratio	45.99%	42.22%	47.79%	41.45%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.19%	10.41%
Tier 1 capital to risk-weighted assets	11.68%	12.18%
Total capital to risk-weighted assets	14.01%	15.06%

	September 30, 2008	December 31, 2007	September 30, 2007
Period-end balances as of:
Total assets	$2,387,135	$2,196,705	$2,100,807
Securities investments	228,100	231,640	206,723
Total loans, net of unearned income	2,034,328	1,809,050	1,724,625
Total deposits	1,787,763	1,763,071	1,748,158
Junior subordinated debentures	87,321	87,321	87,321
FHLB borrowings	300,000	150,000	70,000
Shareholders’ equity	187,879	171,786	168,148
Asset Quality Ratios:
Net charge-offs to average total loans for the quarter	0.07%	0.23%	0.14%
Non-performing loans to total loans	0.67%	0.59%	0.48%
Non-performing assets to total loans and other real estate owned	0.75%	0.60%	0.52%
Allowance for loan losses to total loans	1.28%	1.19%	1.21%
Allowance for loan losses to non-performing loans	189.01%	203.55%	251.48%

Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004.  Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC.  Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC.  Pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended, or Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated.  Filings by the Company under the Exchange Act, such as this Form 10-Q, are to be made with the Securities and Exchange Commission, or SEC.  Note that while we refer generally to the “Company” throughout this filing, all references to the Company prior to August 25, 2004, except where otherwise indicated, are to the Bank.

We operate community banks doing a general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions.  Over the past several years, our network of branches and loan production offices has been expanded geographically.  We currently maintain 21 full-service branch banking offices in Southern California, Texas, New Jersey, and New York, and 6 separate loan production offices in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; Annandale, Virginia, and Seattle, Washington.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have particularly identified several accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, and the accounting for income tax provisions and the uncertainty in income taxes. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2007 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements (“Summary of Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2008.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters and the actions of the Federal Reserve Board (“FRB”).

Our average interest-earning assets increased to $2.22 billion in the third quarter of 2008, as compared with $1.93 billion in the same quarter of 2007, and average net loans increased to $1.98 billion in the third quarter of 2008, as compared with $1.67 billion in the same quarter of 2007.  Average interest-bearing deposits slightly increased to $1.47 billion in the third quarter of 2008, as compared with $1.45 billion in the same quarter of 2007. FHLB advances and other borrowings have significantly increased to $309.6 million in the third quarter of 2008 from $24.3 million in the same quarter of last year (see “Financial Condition-Deposits and Other Sources of Funds” below), and average balance on our junior subordinated debentures has slightly increased to $87.3 million in the third quarter of 2008 from $84.8 million in the third quarter of 2007. As a result, total interest bearing liabilities increased to $1.87 billion in the third quarter of 2008, as compared with $1.56 billion in the third quarter of 2007.

The federal funds rate reductions of 200 and 25 basis points in the first quarter of 2008 and second quarter of 2008, respectively, have resulted in a decrease in our earning-asset yields as well as our cost of funds. The average yields on our interest-earning assets decreased to 6.77% for the third quarter of 2008 from 8.40% for the third quarter of the prior year. Consistent with the decrease in average yields on interest-earning assets, the cost of funds for average yields on interest-earning liabilities also decreased to 3.46% for the third quarter of 2008 from 5.01% for the prior year’s same quarter. Although our earning-asset yields have decreased relatively more compared to our cost of funds, our net interest income increased because our average net loan balance significantly increased to $1.98 billion for the third quarter of 2008, as compared to $1.67 billion for the same quarter a year ago. As a result, although interest income decreased to $37.6 million for the third quarter of 2008, as compared with $40.5 million for the prior year’s same period, interest expense decreased faster than interest income to more than offset the loss in income. Interest expense decreased to $16.2 million for the third quarter of 2008, as compared with $19.5 million for the prior year’s same period. As a result, our net interest income increased to 21.4 million for the third quarter of 2008, as compared with $20.9 million for the same quarter a year ago.

 Our interest-earning assets increased to $2.22 billion for the third quarter of 2008 from $1.93 billion for the same quarter a year ago, while our interest-bearing liabilities were $1.87 billion and $1.56 billion for the third quarter of 2008 and 2007, respectively. Due to the slightly faster increase in our interest-bearing liabilities compared to our interest-earning assets, our net interest spread and margin were both lowered. The decreases were also attributable to stiff deposit competition among financial institutions and the combined 225 basis point federal funds rate cuts during the first two quarters of 2008. Our net interest spread and net interest margin have compressed in the third quarter of 2008 to 3.31% and 3.86%, respectively, lowered from 3.39% and 4.35%, in the same quarter a year ago. When compared to the prior quarter, however, net interest spread and net interest margin, have increased by 14 basis points and 8 basis points from 3.17% and 3.78%, respectively.

For the first nine months of 2008, average interest-earning assets and average net loans increased to $2.14 billion and $1.91 billion, respectively, as compared with $1.88 billion and $1.61 billion for the prior year’s same period.  For the first nine months of 2008, average interest-bearing liabilities also increased to $1.79 billion from $1.52 billion, while the average interest-bearing deposit portfolio remained relatively unchanged at $1.43 billion from the same period a year ago.  The average yields on interest-earning assets decreased to 6.98% for the first nine months of 2008 from 8.36% for the prior year’s same period, while our cost of funds decreased to 3.78% for the first nine months of 2008 from 5.00% for the prior year’s same period.  Our business growth resulted in a slight increase in our net interest income to $61.5 million in the first nine months of 2008 as compared with $60.9 million for the prior year’s same period.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin (all yields were calculated without the consideration of tax effects, if any):

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Quarter Ended September 30,
	2008			2007
	(dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$1,979,435	$34,719	7.02%	$1,667,899	$37,093	8.90%
Securities of U.S. government agencies	214,400	2,629	4.91%	181,787	2,353	5.18%
Other investment securities	14,425	169	4.69%	27,433	344	5.02%
Interest on federal fund sold	11,485	63	2.19%	49,601	679	5.47%
Total interest-earning assets	2,219,745	37,580	6.77%	1,926,720	40,469	8.40%
Cash and due from banks	68,263			67,248
Other assets	93,991			81,822
Total assets	$2,381,999			$2,075,790

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$439,080	3,520	3.21%	$474,122	5,475	4.62%
Super NOW deposits	21,144	72	1.36%	22,317	70	1.26%
Savings deposits	41,273	359	3.48%	29,790	186	2.50%
Time certificates of deposit in denominations of $100,000 or more	770,812	6,702	3.48%	780,463	10,276	5.27%
Other time deposits	197,044	1,816	3.69%	142,877	1,756	4.92%
FHLB advances and other borrowings	309,576	2,570	3.32%	24,249	212	3.50%
Junior subordinated debenture	87,321	1,127	5.16%	84,800	1,556	7.34%
Total interest-bearing liabilities	1,866,250	16,166	3.46%	1,558,618	19,531	5.01%
Non-interest-bearing deposits	305,098			322,865
Total deposits and other borrowings	2,171,348			1,881,483
Other liabilities	24,319			27,292
Shareholders’ equity	186,332			167,015
Total liabilities and shareholders’ equity	$2,381,999			$2,075,790
Net interest income		$21,414			$20,938
Net interest spread(2)			3.31%			3.39%
Net interest margin(3)			3.86%			4.35%

(1) Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $912,000 and $1,757,000 for the quarters ended September 30, 2008 and 2007, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

(2) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3) Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2008			2007
	(dollars in thousands)
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$1,906,985	$104,014	7.27%	$1,613,867	$107,578	8.89%
Securities of U.S. government agencies	210,905	7,475	4.73%	168,580	6,320	5.00%
Other investment securities	15,822	546	4.60%	27,184	1,014	4.97%
Interest on federal fund sold	9,966	192	2.57%	68,190	2,766	5.41%
Total interest-earning assets	2,143,678	112,227	6.98%	1,877,821	117,678	8.36%
Cash and due from banks	67,252			64,371
Other assets	88,222			79,224
Total assets	$2,299,152			$2,021,416

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$409,726	10,243	3.33%	$434,001	14,796	4.55%
Super NOW deposits	22,062	227	1.37%	21,803	195	1.19%
Savings deposits	36,646	907	3.30%	29,368	492	2.23%
Time certificates of deposit in denominations of $100,000 or more	784,790	23,222	3.95%	789,478	31,284	5.28%
Other time deposits	178,342	5,472	4.09%	151,310	5,602	4.94%
FHLB advances and other borrowings	269,818	6,969	3.44%	21,951	598	3.63%
Junior subordinated debenture	87,321	3,696	5.64%	69,383	3,829	7.36%
Total interest-bearing liabilities	1,788,705	50,736	3.78%	1,517,294	56,796	5.00%
Non-interest-bearing deposits	303,717			316,752
Total deposits and other borrowings	2,092,422			1,834,046
Other liabilities	25,608			26,003
Shareholders’ equity	181,122			161,367
Total liabilities and shareholders’ equity	$2,299,152			$2,021,416
Net interest income		$61,491			$60,882
Net interest spread(2)			3.20%			3.36%
Net interest margin(3)			3.82%			4.32%

(1) Net loan fees have been included in the calculation of interest income.  Net loan fees were approximately $3,381,000 and $5,281,000 for the nine months ended September 30, 2008 and 2007, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended September 30, 2008 vs. 2007			Nine Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:	$6,241	(8,615)	$(2,374)	$17,764	$(21,328)	$(3,564)
Net loans(1)
Securities of U.S. government agencies	405	(129)	276	1,516	(361)	1,155
Other investment securities	(154)	(21)	(175)	(397)	(71)	(468)
Interest on federal fund sold	(346)	(270)	(616)	(1,594)	(980)	(2,574)
Total interest income	6,146	(9,035)	(2,889)	17,289	(22,740)	(5,451)

Interest expense:
Money market deposits	(380)	(1,575)	(1,955)	(789)	(3,764)	(4,553)
Super NOW deposits	(4)	6	2	2	30	32
Savings deposits	85	88	173	142	273	415
Time certificates of deposit in denominations of $100,000 or more	(126)	(3,448)	(3,574)	(185)	(7,877)	(8,062)
Other time deposits	565	(505)	60	913	(1,043)	(130)
FHLB advances and other borrowings	2,369	(11)	2,358	6,404	(33)	6,371
Junior subordinated debenture	45	(474)	(429)	869	(1,002)	(133)
Total interest expense	2,554	(5,919)	(3,365)	7,356	(13,416)	(6,060)

Change in net interest income	$3,592	$(3,116)	$476	$9,933	$(9,324)	$609

(1) Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $912,000 and $1,757,000 for the quarters ended September 30, 2008 and 2007, respectively, and approximately $3,381,000 and $5,281,000 for the nine months ended September 30, 2008 and 2007, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

Provision for Loan Losses and Provision for Loan Commitments

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

We recorded a provision for loan losses and loan commitments of $3.4 million in the third quarter of 2008 as compared to a provision of $4.1 million for the prior year’s same quarter.  The provision for loan losses and loan commitments in the first nine months of 2008 was $6.2 million, as compared to $10.2 million in the first nine months of 2007. The decrease in the provision for loan losses and loan commitments was in line with our enhanced lending policy and our strategy of improving loan quality (see “Financial Condition – Allowance for Loan Losses and Loan Commitments” below for further discussion).  The $3.4 million provision in the third quarter of 2008 was net of a recovery of $395,000 to the reserve for loan commitments, while the $4.1 million provision in the third quarter of 2007 included $220,000 provision to the reserve for loan commitments. The procedures for monitoring the adequacy of the allowance for loan losses and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Loan Losses and Loan Commitments” below.

Non-interest Income

Total non-interest income remained relatively unchanged at $5.3 million in the third quarter of 2008 compared to the same quarter a year ago. However, non-interest income as a percentage of average assets decreased to 0.22% for the third quarter of 2008 from 0.25% for the prior year’s same period, primarily due to $306.2 million, or 14.75%, increase in average assets between the two periods. For the first nine months of 2008, total non-interest income decreased to $16.1 million as compared with $16.7 million in the same period of 2007, and such nine-month non-interest income of 2008 and 2007 represent 0.70% and 0.83% of average assets, respectively.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(dollars in thousands)

	2008		2007
For Three Months Ended September 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,125	58.4%	$2,398	45.9%
Loan-related servicing fees	891	16.7%	517	9.9%
Gain on sale of loans	410	7.7%	1,584	30.3%
Income from other earning assets	398	7.4%	293	5.6%
Other income	521	9.8%	436	8.3%
Total	$5,345	100.0%	$5,228	100.0%
Average assets	$2,381,999		$2,075,790
Non-interest income as a % of average assets		0.22%		0.25%

	2008		2007
For Nine Months Ended September 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$8,916	55.4%	$7,189	43.0%
Loan-related servicing fees	2,338	14.5%	1,502	9.0%
Gain on sale of loans	2,192	13.6%	5,727	34.3%
Income from other earning assets	1,108	6.9%	846	5.1%
Other income	1,551	9.6%	1,429	8.6%
Total	$16,105	100.0%	$16,693	100.0%
Average assets	$2,299,152		$2,021,416
Non-interest income as a % of average assets		0.70%		0.83%

Our largest source of non-interest income in the third quarter of 2008 was service charge income on deposit accounts, which represented over 55% of our total non-interest income. Service charge income increased to $3.1 million in the third quarter of 2008 and $8.9 million in the first nine months of 2008, as compared with $2.4 million and $7.2 million, respectively, for the prior year’s same periods. The increase in service charge income was mainly due to our increase of over 20% during February 2008 in the service charges we apply to our customers’ deposit accounts. We constantly review service charge rates and the managers’ authority to waive those rates to maximize service charge income while maintaining a competitive position.

Our second largest source of non-interest income was trade finance and loan servicing income, which represented approximately 15% of the total non-interest income.  This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In the third quarter of 2008, it increased to $891,000 as compared with $517,000 for the prior year’s same period.  Such increase was primarily attributable to an additional $184,000 in income related to the disposal of servicing assets and interest-only (“I/O”) strips in the third quarter of 2008, as compared with the same quarter a year ago.  For the first nine months of 2008, servicing income increased to $2.3 million from $1.5 million in the prior year’s same period. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and I/O strips that we originally capitalized upon sale of the related loans.  Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.  For the first nine months of 2008, $613,000 of servicing assets and I/O strips were charged back to this loan service fee income account by the early pay-offs as compared with $1.4 million in the prior year’s same period.

Our third largest source of non-interest income for the third quarter of 2008 was the gain on the sale of loans. It has substantially decreased to $0.4 million and $2.2 million in the third quarter and the first nine months of 2008 from $1.6 million and $5.7 million, respectively, for the prior year’s same periods.  This non-interest income is derived primarily from the sale of the guaranteed portion of SBA loans.  We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights.  Due to the weakened economy and ongoing credit crisis, our SBA loan production levels in 2008 decreased. The production of loans guaranteed under the SBA 7(a) program decreased to $10.2 million and $54.1 million, respectively, for the third quarter and the first nine months of 2008, as compared with $39.7 million and $120.8 million, respectively, for the prior year’s same periods.  Such reduction of 7(a) guarantee loan production, coupled with the lowered sales premium on SBA loans, decreased the gain on sale of the guaranteed portions of SBA loans to $0.4 million and $2.2 million in the third quarter and the first nine months of 2008, as compared with $1.6 million and $5.7 million, respectively, for the prior year’s same periods.

Income from other earning assets mainly represents dividend income on FHLB stock ownership and increases in the cash surrender value of BOLI.  For the third quarter and first nine months of 2008, the balance increased to $398,000 and $1.1 million respectively, as compared with $293,000 and $846,000, respectively in the prior year’s same periods. These increases were primarily attributable to $96,000 and $237,000 increases in FHLB stock dividend income in the third quarter and first nine months of 2008, respectively, which were due to $6.7 million increase in FHLB stock corresponding to our increase in FHLB borrowings from the third quarter end of 2007.

Other non-interest income represents income from miscellaneous sources, such as checkbook sales income, gain on sales of investment securities, excess of insurance proceeds over carrying value of an insured loss, and generally increases as our business activities grow.  For the third quarter and the first nine months of 2008, this miscellaneous income amounted to $521,000 and $1.6 million, respectively, as compared with $436,000 and $1.4 million in the prior year’s same periods.

Non-interest Expense

Total noninterest expense increased to $12.3 million and $37.1 million in the third quarter and the first nine months of 2008, respectively, from $11.0 million and $32.2 million, respectively, in the same periods of 2007. These increases were mainly attributable to the increase in stock compensation expenses for new stock options granted in June 2008 and various expenses associated with the integration of our new Los Angeles offices opened in December of 2007 and August of 2008. However, due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain non-interest expenses as a percentage of average assets at the low level of 0.52% and 1.61% in the third quarter and first nine months of 2008, respectively, as compared with 0.53% and 1.59% in the prior year’s same periods.  Our efficiency ratio was 46.0% and 47.8% in the third quarter and the first nine months of 2008, respectively, compared to 42.2% and 41.5% in the same periods a year ago. The increase was primarily due to an increase in stock compensation expenses and various expenses related to the integration of our new Los Angeles offices that were opened in December of 2007 and August of 2008.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

	2008		2007
For the Quarter Ended September 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$6,718	54.6%	$5,827	52.7%
Occupancy and equipment	1,576	12.8%	1,317	11.9%
Data processing	785	6.4%	817	7.4%
Professional fees	605	4.9%	391	3.5%
Outsourced service for customer	376	3.1%	492	4.5%
Deposit insurance premium	279	2.3%	276	2.5%
Office supplies	202	1.6%	150	1.4%
Directors’ fees	120	1.0%	146	1.3%
Advertising	242	2.0%	255	2.3%
Communications	109	0.9%	119	1.1%
Investor relation expenses	69	0.6%	55	0.5%
Amortization of investments in affordable housing partnerships	225	1.8%	142	1.3%
Amortization of other intangible assets	75	0.6%	75	0.7%
Other operating	926	7.4%	985	8.9%
Total	$12,307	100.0%	$11,047	100.0%
Average assets	$2,381,999		$2,075,790
Non-interest expenses as a % of average assets		0.52%		0.53%

	2008		2007
For the Nine Months Ended September 30,	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$21,349	57.6%	$17,228	53.6%
Occupancy and equipment	4,493	12.1%	3,887	12.1%
Data processing	2,320	6.3%	2,327	7.2%
Professional fees	1,559	4.2%	970	3.0%
Outsourced service for customer	1,218	3.3%	1,315	4.1%
Deposit insurance premium	907	2.4%	648	2.0%
Office supplies	523	1.4%	470	1.5%
Directors’ fees	321	0.9%	419	1.3%
Advertising	594	1.6%	653	2.0%
Communications	332	0.9%	354	1.1%
Investor relation expenses	250	0.7%	239	0.7%
Amortization of investments in affordable housing partnerships	574	1.5%	377	1.2%
Amortization of other intangible assets	223	0.6%	223	0.7%
Other operating	2,422	6.5%	3,045	9.5%
Total	$37,085	100.0%	$32,155	100.0%
Average assets	$2,299,152		$2,021,416
Non-interest expenses as a % of average assets		1.61%		1.59%

Salaries and employee benefits historically represent more than half of total non-interest expense and generally increase as our branch network and business volume expand. These expenses increased to $6.7 million and $21.3 million in the third quarter and the first nine months of 2008, respectively, as compared with $5.8 million and $17.2 million for the prior year’s same periods.  Such increases were the result of overall compensation increases, coupled with $0.6 million increase in stock compensation expense resulting from the options granted in June 2008 under the 2008 stock option plan. Although additional staffing was necessitated by our new office openings and business growth in the past 12 months, we have successfully controlled and maintained the total number of employee headcount through effective allocation of our human resources. The number of full-time equivalent employees remained roughly unchanged at 357 as of September 30, 2008, as compared with 358 as of September 30, 2007. Nonetheless, our asset growth helped us improve our assets per employee ratio to $6.7 million at September 30, 2008 from $5.9 million at September 30, 2007.

Occupancy and equipment expenses represent about 12% of total noninterest expenses. These expenses increased to $1.6 million and $4.5 million in the third quarter and first nine months of 2008, respectively, as compared with $1.3 million and $3.9 million for the same periods a year ago.  The increases were primarily attributable to the additional office space and lease expenses for our additional California branch offices opened in December 2007 and August 2008, respectively.

Data processing expenses and office supplies together represent about 8% of total noninterest expenses in the third quarter and first nine months of 2008. These expenses increased to $987,000 and $2,843,000 in the third quarter of 2008 and the first nine months of 2008, respectively, as compared with $967,000 and $2,797,000 for the prior year’s same periods. Such relatively small increases in these two expense categories compared to the extent of our business growth correspond to our effort of effectively managing and monitoring on overhead expenses to enhance profitability.

Professional fees generally increase as we grow. They increased to $605,000 and $1,559,000 in the third quarter and the first nine months of 2008, respectively, as compared with $391,000 and $970,000 for the prior year’s same periods. The $214,000 increase between the current quarter and the same quarter a year ago was mainly attributable to the $205,000 increase in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations. The $589,000 increase from the first nine months of 2007 to the first nine months of 2008 was mainly attributable to the $375,000 increase in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations, and the $289,000 increase in fees related to consulting, system test, and various accounting and auditing services.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from their deposit balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, with our successful cost control measures, these expenses decreased to $376,000 and $1,2 million in the third quarter and the first nine months of 2008, respectively, as compared with $492,000 and $1.3 million for the prior year’s same periods.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the third quarter and first nine months of 2008, these expenses totaled $279,000 and $907,000, respectively, as compared with $276,000 and $648,000 for the prior year’s same periods. The difference of $259,000 between the first nine months’ balances of 2008 and 2007 was primarily attributable to the new $251,000 FDIC risk insurance premium assessment beginning in the second quarter of 2007. Prior to the second quarter of 2007, only FICO premium of $50,000 was assessed.

Other non-interest expenses, such as director’s fees, advertising, communications, and other miscellaneous expenses, were $1.8 million and $4.7 million for the third quarter 2008 and the first nine months of 2008, respectively, as compared with $1.8 million and $5.3 million for the same periods in 2007.

Provision for Income Taxes

For the quarter ended September 30, 2008, we made a provision for income taxes of $4.2 million on pretax net income of $11.1 million, representing an effective tax rate of 37.9%, as compared with a provision for income taxes of $4.4 million on pretax net income of $11.0 million, representing an effective tax rate of 39.7% for the same quarter in 2007. For the first nine months of 2008, we made a provision for income taxes of $13.0 million on pretax net income of $34.3 million, representing an effective tax rate of 37.8%, as compared with a provision for income taxes of $13.9 million on pretax net income of $35.2 million, representing an effective tax rate of 39.5%, for the same period of 2007.

The effective tax rates in the third quarter and the first nine months of 2008 were lower than those for the prior year’s same periods, due mainly to an increase in low income housing tax credit funds.  Our lower effective tax rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an enterprise zone and our ownership of BOLI and low income housing tax credit funds.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of September 30, 2008, our investment portfolio is primarily comprised of United States government agency securities, accounting for 94% of our entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS’s, and collateralized mortgage obligations, or CMO’s, guaranteed by FNMA, FHLMC, or GNMA. Currently, there are no subprime mortgages in our investment portfolio.  Besides the U.S. government agency securities, we also have a 3% investment in corporate debt and 3% in municipal debt securities. Among all of our corporate and municipal debt securities, the majority are “Triple A” rated, and all are considered investment grade.  We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, and we adopted FSP SFAS No.157-3 effective October 10, 2008. Pursuant to the fair value elective option of SFAS No. 159, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under SFAS No. 115. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale.  The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $228.0 million as of September 30, 2008 (See Note 3).

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of September 30, 2008			As of December 31, 2007
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Securities of government sponsored enterprises	$—	$—	$—	$7,000	$7,001	$1
Collateralized mortgage obligation.	143	134	(9)	164	151	(13)
Municipal securities	—	—	—	220	220	—
Total held to maturity securities	$143	$134	$(9)	$7,384	$7,372	$(12)

Available for Sale:
Securities of government sponsored enterprises	$27,968	$27,967	$(1)	$64,932	$65,175	$243
Mortgage backed securities	125,217	124,990	(227)	60,470	60,557	87
Collateralized mortgage obligation	60,722	61,027	305	73,416	73,286	(130)
Corporate securities	7,056	7,041	(15)	17,390	17,484	94
Municipal securities	7,324	6,932	(392)	7,725	7,754	29
Total available for sale securities	$228,287	$227,957	$(330)	$223,933	$224,256	$323

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields (without the consideration of tax effects, if any) at September 30, 2008:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Mortgage backed securities	$—	$143	$—	$—	$143

Available-for-sale:
Securities of government sponsored enterprises	2,005	17,042	8,920	—	27,967
Mortgage backed securities	9,229	1,235	524	114,002	124,990
Collateralized mortgage obligation	9,211	51,816	—	—	61,027
Corporate securities	—	7,041	—	—	7,041
Municipal securities	—	—	4,366	2,566	6,932
Total investment Securities	$20,445	$77,277	$13,810	$116,568	$228,100

Our investment securities holdings decreased to $228.1 million at September 30, 2008, compared to holdings of $231.6 million at December 31, 2007.  Total investment securities as a percentage of total assets were 9.6% and 10.5% at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, investment securities with a carrying value of $213.6 million were pledged to secure certain deposits.

As of September 30, 2008, due to substantial decreases in short-term interest rates during the first quarter of 2008, our held-to-maturity securities, which are carried at their amortized costs, were mostly called by the issuers. The investment balance decreased to $0.1 million at September 30, 2008 from $7.4 million at December 31, 2007. Our available-for-sale securities, which are stated at their fair market values, increased to $228.0 million at September 30, 2008 from $224.3 million at December 31, 2007.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

As of September 30, 2008	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$17,883	$(117)	$—	$—	$17,883	$(117)
Collateralized mortgage obligation	4,401	(163)	2,909	(124)	7,310	(287)
Mortgage backed securities	69,001	(559)	542	(2)	69,543	(561)
Corporate securities	—	—	1,951	(49)	1,951	(49)
Municipal securities	5,877	(401)	—	—	5,877	(401)
	$97,162	$(1,240)	$5,402	$(175)	$102,564	$(1,415)

As of December 31, 2007	(dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$—	$—	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligation	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)
	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

As of September 30, 2008, the total unrealized losses less than 12 months old were $1.2 million, and total unrealized losses more than 12 months old were $175,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $97.2 million at September 30, 2008, and those with unrealized losses more than 12 months old were $5.4 million.  As of December 31, 2007, the total unrealized losses less than 12 months old were $61,000 and total unrealized losses more than 12 months old were $488,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $46.1 million at December 31, 2007, and those with unrealized losses more than 12 months old were $67.2 million.

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

The Company performs a detailed evaluation of the investment portfolio in assessing individual positions that have market values that have declined below cost.  In assessing whether there is other-than-temporary impairment, the Company considers in a disciplined manner:

•                  Whether or not all contractual cash flows due on a security will be collected

•                  The Company’s positive intent and ability to hold the debt security until recovery in fair value or maturity

A number of factors are considered in the analysis, including but not limited to:

•                  Issuer’s credit rating

•                  Likelihood of the issuer’s default or bankruptcy

•                  Collateral underlying the security

•                  Industry in which the issuer operates

•                  Nature of the investment

•                  Severity and duration of the decline in fair value

•                  Analysis of the average life and effective maturity of the security

The Company does not believe that any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment.  The unrealized losses on our government sponsored enterprises (“GSE”) bonds, collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are attributable to both changes in interest rates and a repricing of risk in the market.  All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “AAA.”  The Company has no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABS”) and Collateralized Debt Obligations (“CDOs”) that had previously been rated “AAA” but has since been downgraded to below investment grade.  The Company has the intent and ability to hold the securities in an unrealized loss position at September 30, 2008 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  The Company has the intent and ability to hold the securities in an unrealized loss position at September 30, 2008 until the market value recovers or the securities mature.

Loan Portfolio

All loans are carried at face amount, less principal repayment collected, net of deferred loan fees, and the allowance for loan losses. Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned loans and allowance for loan losses increased to $2.01 billion at September 30, 2008, as compared with $1.79 billion at December 31, 2007.  Total loans net of unearned income as a percentage of total assets as of September 30, 2008 and December 31, 2007 were 85.2% and 82.4%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding
	(dollars in thousands)
	September 30, 2008	December 31, 2007
Construction	$43,161	$59,443
Real estate secured	1,566,813	1,386,622
Commercial and industrial	407,381	335,332
Consumer	21,661	33,569
Total loans(1)	2,039,016	1,814,966
Unearned Income	(4,688)	(5,917)
Gross loans, net of unearned income	2,034,328	1,809,049
Allowance for loan losses	(25,950)	(21,579)
Net loans	$2,008,378	$1,787,470

Percentage breakdown of gross loans:
Construction	2.1%	3.3%
Real estate secured	76.8%	76.4%
Commercial and industrial	20.0%	18.4%
Consumer	1.1%	1.9%
Total loans	100.00%	100.0%

(1) Includes loans held for sale, at the lower of cost or market, of $10.2 million and $7.9 million at September 30, 2008 and December 31, 2007, respectively

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes.  Loans secured by real estate totaled $1.57 billion and $1.39 billion as of September 30, 2008 and December 31, 2007, respectively.  The real estate secured loans as a percentage of total loans were 76.8% and 76.4% at September 30, 2008 and December 31, 2007, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $40.9 million at September 30, 2008 and $38.0 million at December 31, 2007. Due to the higher risk exposure of those residential mortgage loans compared to other classes of loans in our loan portfolio, we limited ourselves from originating such loans starting 2007.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at September 30, 2008 increased to $407.4 million, as compared with $335.3 million at December 31, 2007.  Commercial and industrial loans as a percentage of total loans were 20.0% at September 30, 2008, increasing from 18.4% at December 31, 2007.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of September 30, 2008, our volume of consumer loans was down by $11.9 million from the prior year end. As of September 30, 2008, the balance of consumer loans was $21.7 million, or 1.1% of total loans, as compared to $33.6 million, or 1.9% of total loans as of December 31, 2007.  Consumer loans as a percentage of total loans have historically been minimal.

Construction loans are extended as a temporary financing vehicle only.  Construction loans decreased to $43.2 million, or 2.1% of total loans, at the end of the third quarter of 2008, as compared with $59.4 million, or 3.3% of total loans at the end of 2007.  The $16.2 million decrease in loan balance between September 30, 2008 and December 31, 2007 was primarily a result of our stricter loan underwriting policy.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2008.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.  The table excludes the gross amount of non-accrual loans of $21.0 million:

Loan Maturities and Repricing Schedule

	At September 30, 2008
	Within One Year	After One But Within Five Years	After Five Years	Total
	(dollars in thousands)
Construction	$43,161	$—	$—	$43,161
Real estate secured	621,043	837,088	95,176	1,553,307
Commercial and industrial	384,706	14,329	967	400,002
Consumer	14,781	6,739	—	21,520
Total loans, net of non-accrual loans	$1,063,691	$858,156	$96,143	$2,017,990
Loans with variable (floating) interest rates	$902,225	$21,606	$—	$923,831
Loans with predetermined (fixed) interest rates	$161,466	$836,550	$96,143	$1,094,159

A majority of the properties that we have taken as collateral are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

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

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Assets
(dollars in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans: (1)
Real estate secured	$9,506	$8,154	$6,014
Commercial and industrial	3,593	1,986	2,037
Consumer	134	154	126
Total	13,233	10,294	8,177
Loans 90 days or more past due and still accruing:
Real estate secured	490	117	—
Commercial and industrial	4	4	5
Consumer	2	187	130
Total	496	308	135
Total nonperforming loans	13,729	10,602	8,312
Repossessed vehicles	18	50	58
Other real estate owned	1,453	133	612
Total nonperforming assets, net of SBA guarantee	15,200	10,785	8,982

Guaranteed portion of nonperforming SBA loans	7,792	4,424	7,705
Guaranteed portion of other real estate owned	—	5	—
Total gross nonperforming assets	22,992	15,214	16,687
Restructured loans (2)	2,542	—	—
Total gross nonperforming assets and restructured loans	$25,534	$15,214	$16,687

Nonperforming loans as a percentage of total loans	0.67%	0.59%	0.48%
Nonperforming assets as a percentage of total loans and other nonperforming assets	0.75%	0.60%	0.52%
Allowance for loan losses as a percentage of nonperforming loans	189.01%	203.55%	251.48%

(1) During the nine months ended September 30, 2008, no interest income related to these loans was included in interest income.  Additional interest income of approximately $1,838,000 would have been recorded during the nine months ended September 30, 2008, if these loans had been paid in accordance with their original terms and had been outstanding throughout the quarter ended September 30, 2008 or, if not outstanding throughout the nine months ended September 30, 2008, since origination.

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

Despite the fact that our loan portfolio continued to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of September 30, 2008. However, the general economic condition of the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth continued. The downward movement of the macro economic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $13.7 million, or 0.67% of the total loans at the end of the third quarter of 2008, as compared with $10.6 million, or 0.59% of the total loans, at the end of 2007. The $3.1 million increase of NPLs was comprised of a $2.9 million net increase in non-accrual loans, and a $0.2 million net increase in delinquent loans.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of September 30, 2008.  See “Allowance for Loan Losses and Loan Commitments” below for further discussion.  Except for the $13.7 million disclosed in the table above, as of September 30, 2008, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms.

Overall, total NPAs increased to $15.2 million at September 30, 2008, as compared with $10.8 million and $9.0 million at December 31, 2007 and September 30, 2007, respectively.

Allowance for Loan Losses and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings.  Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  Charges made for our outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.

The allowance for loan losses and allowance for loan commitments are maintained at levels that are believed to be adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. The adequacy of the allowances is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective as the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis as starting points for determining the adequacy of our allowance for loan losses. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances based on Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we record a reserve for loan commitments.

The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

We increased our allowance for loan losses to $26.0 million at September 30, 2008, representing an increase of 24.2%, or $5.1 million from $20.9 million at September 30, 2007. With the increase of our non-performing loans, our allowance requirements have increased and we have maintained the ratio of allowance for loan losses to total loans at 1.28%, slightly higher than 1.21% retained at the third quarter-end of 2007. Management believes that the current ratio of 1.28% is adequate for our loan portfolio.

Our allowance for losses on loan commitments decreased to $1.2 million at September 30, 2008, as compared to $2.1 million at September 30, 2007. The $0.9 million decrease was primarily related to a net recovery of $763,000 in the first nine months of 2008.

In the third quarter and first nine months of 2008, both charge-offs and loan loss provision were lowered compared to the same periods of 2007.

The table below summarizes for the end of the periods indicated, the balance of allowance for loan losses and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(dollars in thousands)
	September 30, 2008			December 31, 2007
Balance as of	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction loans	$201	$43,161	0.47%	$557	$59,443	0.94%
Real estate secured	11,205	1,566,813	0.72%	13,445	1,386,622	0.97%
Commercial and industrial	14,065	407,381	3.45%	7,023	335,332	2.09%
Consumer	479	21,661	2.21%	554	33,569	1.65%
Total Allowance	$25,950	$2,039,016	1.28%	$21,579	$1,814,966	1.19%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan losses and Loan Commitments
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
As of and for the period of	2008	2007	2008	2007

Allowance for loan losses:
Balances at beginning of period	$23,494	$19,378	$21,579	$18,654
Actual charge-offs:
Real estate secured	204	99	247	262
Commercial and industrial	1,106	2,131	3,487	5,383
Consumer	203	251	807	1,370
Total charge-offs	1,513	2,481	4,541	7,015
Recoveries on loans previously charged off:
Real estate secured	38	—	38	—
Commercial and industrial	74	2	1,758	18
Consumer	62	123	153	189
Total recoveries	174	125	1,949	207
Net charge-offs (recoveries)	1,339	2,356	2,592	6,808
Provision for loan losses	3,795	3,880	6,963	9,056
Balances at end of period	$25,950	$20,902	$25,950	$20,902

Allowance for loan commitments:
Balances at beginning of period	$1,630	$1,845	$1,998	$891
(Recovery) provision for losses in loan commitments	(395)	220	(763)	1,174
Balances at end of period	$1,235	$2,065	$1,235	$2,065

Ratios:
Net loan charge-offs to average total loans	0.07%	0.14%	0.13%	0.42%
Allowance for loan losses to total loans at period-end	1.28%	1.21%	1.28%	1.21%
Net loan charge-offs to allowance for loan losses	5.16%	11.27%	9.99%	32.57%
Net loan charge-offs to provision for loan losses and loan commitments	39.40%	57.46%	41.81%	66.55%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2008:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$175,128	$132,083	$—	$—	$307,211
Junior subordinated debentures	3,251	4,392	11,558	77,321	96,522
Operating leases	3,161	4,205	2,768	2,461	12,595
Time deposits	982,926	18,052	—	10	1,000,988
Total	$1,164,466	$158,732	$14,326	$79,792	$1,417,316

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of September 30, 2008 and December 31, 2007, we had commitments to extend credit of $168.5 million and $284.9 million, respectively.  Obligations under standby letters of credit were $11.3 million and $10.0 million at September 30, 2008 and December 31, 2007, respectively, and our obligations under commercial letters of credit were $11.3 million and $10.8 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds.  Total deposits increased to $1.79 billion at September 30, 2008, as compared with $1.76 billion at December 31, 2007.

Total non-time deposits at September 30, 2008 decreased to $807.4 million over the last nine months from $831.5 million at December 31, 2007, while time deposits increased to $980.3 million at September 30, 2008 from $931.6 million at December 31, 2007.

Consistent with our efforts to decrease interest expenses, we have permitted relatively expensive time deposits to expire.  The average rate paid on time deposits in denominations of $100,000 or more for the third quarter and the first nine months of 2008 decreased to 3.48% and 3.95%, respectively, from 5.27% and 5.28% in the same periods of the prior year.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(dollars in thousands)

	September 30, 2008		December 31, 2007		September 30, 2007
For the quarters ended:	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$305,098		$310,502		$322,865
Money market	439,080	3.21%	478,153	4.43%	474,122	4.62%
Super NOW	21,144	1.36%	24,613	1.65%	22,317	1.26%
Savings	41,273	3.48%	31,144	2.80%	29,790	2.50%
Time certificates of deposit in denominations of $100,000 or more	770,812	3.48%	738,769	5.00%	780,463	5.27%
Other time deposits	197,044	3.69%	133,567	4.65%	142,877	4.92%
Total deposits	$1,774,451	2.81%	$1,716,748	3.82%	$1,772,434	4.01%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2008 were as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2008

(dollars in thousands)

Three months or less	$452,500
Over three months through six months	159,561
Over six months through twelve months	139,717
Over twelve months	13,533
Total	$765,311

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor which had a deposit balance of more than 5% of total deposits at September 30, 2008 and December 31, 2007.

We accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first nine months of 2008, the ongoing credit crisis and stiff competition for customer deposits among banks within the markets where we do business has driven up interest rates of various deposit products. As a result, brokered deposits have been lower in cost compared to other time deposits. We have increased these deposits to $132.6 million at September 30, 2008 from $62.6 million at December 31, 2007 in order to limit our reliance on high interest rate time deposits.

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

The following table is a summary of FHLB borrowings for the quarters indicated (dollars in thousands):

	September 30, 2008	December 31, 2007
Balance at quarter-end	$300,000	$150,000
Average balance during the quarter	$308,478	$46,890
Maximum amount outstanding at any month-end	$320,000	$155,000
Average interest rate during the quarter	3.32%	4.24%
Average interest rate at quarter-end	3.33%	4.22%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at September 30, 2008 and December 31, 2007 totaled approximately $292.2 million and $324.7 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 12.2% and 14.8% at September 30, 2008 and December 31, 2007, respectively.

As a secondary source of liquidity, we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of September 30, 2008, our borrowing capacity from the FHLB was about $553.8 million and the outstanding balance was $300.0 million, or approximately 54.2% of our borrowing capacity.

On October 3 2008, Congress passed and President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which authorizes the United States Department of Treasury (“Treasury”) to establish and manage the Treasury Capital Purchase Program (“CPP”). The program provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires institutions to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declarations of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of risk-weighted assets, with maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the initial investment, and a dividend rate of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. We filed our application to participate in this program on October 29, 2008.

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

As of September 30, 2008, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Well- Capitalized	Regulatory Adequately- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	September 30, 2008	December 31, 2007	September 30, 2007
Total capital to risk-weighted assets	10%	8%	14.01%	14.58%	15.06%
Tier I capital to risk-weighted assets	6%	4%	11.68%	11.83%	12.18%
Tier I capital to adjusted average assets	5%	4%	10.19%	10.36%	10.41%

Wilshire State Bank

	Regulatory Well- Capitalized	Regulatory Adequately- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	September 30, 2008	December 31, 2007	September 30, 2007
Total capital to risk-weighted assets	10%	8%	13.38%	13.59%	13.84%
Tier I capital to risk-weighted assets	6%	4%	11.65%	11.80%	12.03%
Tier I capital to adjusted average assets	5%	4%	10.18%	10.33%	10.29%

For the purposes of our regulatory capital ratio computation, the Junior Subordinated Debentures of $87.3 million, which consists of $10 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75 million trust preferred securities, were taken into consideration.  At December 31, 2007, the Company accounted for $57.1 million of such securities as Tier 1 capital and $27.9 million as Tier 2 capital.  At September 30, 2008, the portion qualified for Tier 1 capital increased to $62.6 million and the portion for Tier 2 decreased to $22.4 million. For the Bank level, only the $10 million debenture issued by the Bank in 2002 is treated as Tier 2 capital.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Board delegates responsibility for market risk management to the Asset & Liability Management Committee (“ALCO”), which reports monthly to the Board on activities related to market risk management.  As part of the management of our market risk, ALCO may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

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

The significant balance of non-interest-bearing deposits puts us in an overall asset-sensitive position and we strategically plan a significant three-month positive gap to meet any unanticipated funding needs by maintaining a large portion of funds obtained from non-interest-bearing deposits in overnight investments and other cash equivalents.  In general, based upon our mix of deposits, other borrowings, loans and investments, increases in interest rates would be expected to increase our net interest margin.  Decreases in interest rates would be expected to have the opposite effect.  However, we usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates.  This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year.  At September 30, 2008, our position appeared balanced for a one-year timeframe with a negligible sensitive cumulative gap (minus 28.3% of average interest-earning assets).

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

As our simulation measures indicate below, the net interest income increases (decreases) as market interest rates rise (fall), since we were in an overall asset-sensitive position with a 12.3% negative gap in the short run for the three-month timeframe and 16.4% cumulative positive gap for our whole portfolio.  The NPV increases (decreases) as interest income increases (decreases) because the change in cash flows has a greater impact on the change in the NPV than does the change in the discount rate.  However, the extent of such changes was within the tolerance level prescribed by our ALCO policy, due partly to the near-balanced cumulative gap for the one-year timeframe.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2008 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(dollars in thousands)

	At September 30, 2008
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Interest-earning assets:
Gross loans(1)	$954,683	$109,008	$858,156	$96,143	$2,017,990
Investment securities	3,632	16,813	77,277	130,378	228,100
Federal funds sold and cash equivalents	3	—	—	—	3
Interest-earning deposits	—	—	—	—	—
Total	$958,318	$125,821	$935,433	$226,521	$2,246,093

Interest-bearing liabilities:
Savings deposits	$42,677	$—	$—	$—	$42,677
Time deposits of $100,000 or more	452,500	299,278	13,533	—	765,311
Other time deposits	86,266	124,759	4,006	5	215,036
Other interest-bearing deposits	469,288	—	—	—	469,288
FHLB borrowings	110,000	60,000	130,000	—	300,000
Junior Subordinated Debentures	71,857	—	15,464	—	87,321
Total	$1,232,588	$484,037	$163,003	$5	$1,879,633

Interest rate sensitivity gap	$(274,270)	$(358,216)	$772,430	$226,516	$366,460
Cumulative interest rate sensitivity gap	$(274,270)	$(632,486)	$139,944	$366,460
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	-12.27%	-28.30%	6.26%	16.40%

(1) Excludes the gross amount of non-accrual loans of approximately $21.0 million at September 30, 2008.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2008.  All assets presented in this table are held-to-maturity or available-for-sale.  At September 30, 2008, we had no trading securities (dollars in thousand):

Change	Net Interest Income
(in Basis Points)	(next twelve months)	% Change	NPV	% Change
+200	$90,603	1.9%	$240,001	-6.8%
+100	89,974	0.6%	250,041	-2.9%
0	89,450	—	257,551	—
-100	87,187	-2.5%	247,310	-4.0%
-200	83,530	-6.6%	232,292	-9.8%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to $10 million of the Company’s common stock until July 31, 2008.  During 2008, there were no such repurchases. This program completed its term and expired as of July 31, 2008.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                           Other Information

None.

EXHIBITS

Exhibit Table

Refereence Number	Item
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 7, 2008	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)