Form 10-K
period 2008-12-31
WILSHIRE BANCORP INC
filed 2009-03-12
CIK 1285224

Use these links to rapidly review the document

Item 9B. Other Information

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-50923

WILSHIRE BANCORP, INC.
(Exact name of registrant as specified in its charter)

California State or other jurisdiction of incorporation or organization	20-0711133 I.R.S. Employer Identification Number
3200 Wilshire Blvd. Los Angeles, California Address of principal executive offices	90010 Zip Code

(213) 387-3200
Registrant's telephone number, including area code

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $252 million (computed based on the closing sale price of the common stock at $8.57 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of Common Stock of the registrant outstanding as of February 27, 2009 was 29,413,757.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION

        This Annual Report on Form 10-K, or the "Report," the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as "the Company," "we," "us," "our" or "Wilshire Bancorp," unless the context requires otherwise) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report, including the discussion under the section entitled "Risk Factors."

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, or the "Bank." Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, we have 20 full-service Bank branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 5 loan production offices, or LPOs, utilized primarily for the origination of loans under our Small Business Administration, or SBA, lending program in Colorado, Georgia, Texas, and Virginia.

        The Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2008, we had approximately $2.45 billion in assets, $2.05 billion in total loans and $1.81 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our client base reflects the multi-ethnic composition of these communities.

        To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language of our customers assists us in tailoring products and services for our customers' needs.

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations component of our website, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition to our SEC filings, our Code of Professional Conduct and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Expansion

        As part of our efforts to achieve stable and long-term profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending products. To date, we have not expanded into areas of brokerage or similar investment products and services but rather, we have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

        We expanded into the states of New York and New Jersey (the "New York/New Jersey market") in 2006 and 2007, respectively. In 2009, we expect the New York/New Jersey market to continue to be a critical market for our expansion strategy. We believe the New York/New Jersey Korean-American niche is underserved relative to Los Angeles. According to United States ("U.S.") Census data, approximately 17% of all Korean-Americans reside in New York or New Jersey, which, respectively, have the second and third most Korean-American firms in the U.S., respectively. We believe our East Coast expansion was successful in 2008. The two New York branches both exceeded our expectations in terms of loan and deposit growth, more than doubling since their acquisition. Our Fort Lee branch in New Jersey also performed well with a current loan and deposit portfolios of $6.6 million and $33.0 million, respectively. To build on our success, we expect to open our third New York branch in Flushing during the first quarter of 2009.

        Our expansion plans for 2009 are influenced by the changing conditions in the U.S. economy. The rapid deterioration of our economy was triggered by the slowdown of the housing market and emergence of subprime and credit crisis in mid-2007. The failures of banks, mortgage lenders, insurance companies, and a few major financial institutions in 2008 further added pressure to the economy and started a new trend of global recession. This so-called "financial crisis" primarily reflects the significant and broad-based illiquidity in the residential real estate and credit markets. The domino effect of the U.S. financial crisis has now become a global problem, as many institutions worldwide are financially interlinked. When this is considered along with the psychological contagions of investors, many analysts predict the current financial crisis will extend well into 2009.

        In 2009, we plan to closely monitor and review the loan production levels of our branches and LPOs. We will act with prudence in our lending practice and closely follow our underwriting policies and procedures in extending credit. Consistent with our focus of quality lending, we expect the level of lending activities to decrease relative to prior years, but we expect our loan portfolio quality to improve. We expect to closely evaluate the need for the continued existence of our LPOs.

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

  •
  SBA lending, and

  •
  consumer loans, and

  •
  construction lending

  Loan Procedures

        Loan applications may be approved by the Director Loan Committee of our Bank Board of Directors, or by our management or lending officers to the extent of their lending authority. Our Bank Board of Directors authorizes our lending limits. The President, Chief Lending Officer and Chief Credit Officer of the Bank are responsible for evaluating the lending authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

        We grant individual lending authority to the President, Chief Credit Officer and selected department managers of the Bank. Loans for which direct and indirect borrower liability exceeds an individual's lending authority are referred to the Senior Loan Committee of the Bank (a four-member committee comprised of the President, Chief Lending Officer, Chief Credit Officer, and Senior Loan Officer) or our Bank Director Loan Committee.

        At December 31, 2008, our authorized legal lending limits were $44.5 million for unsecured loans, plus an additional $29.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses and capital notes and debentures at December 31, 2008 totaled $296.4 million.

        We seek to mitigate the risks inherent in our loan portfolio by adhering to our underwriting policies. The review of each loan application includes analysis of the applicant's prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are generally subject to the same underwriting criteria and approval process as loans made directly by us.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located, which include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate or another established index. We do, however, offer fixed rate commercial mortgage loans with maturities not to exceed 5 to 7 years. At December 31, 2008, real estate loans constituted approximately 79.9% of our loan portfolio.

        Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

        Construction loans are provided to build new structures, or to substantially improve the existing structure of commercial, residential and income-producing properties. These loans generally have one to two year terms, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 20-30% equity capital investment by the developer and loan-to-value ratios of not more than 60-70% of anticipated completion value. We also offer mini-perm loans as take-out financing with our construction loans. Mini-perm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to seven years.

        Our total home mortgage loan portfolio outstanding at the end of 2008 and 2007 was $42.4 million and $38.0 million, respectively. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2008 were $2.1 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. These same loan categories were $2.8 million and $1.2 million, respectively, at December 31, 2007.

        We consider subprime mortgages to be loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers. As of result, our portfolio currently has no subprime exposure.

        Our real estate portfolio is subject to certain risks, including:

  •
  a continued decline in the economies of our primary markets,

  •
  interest rate increases,

  •
  continued reduction in real estate values in our primary markets,

  •
  increased competition in pricing and loan structure, and

  •
  environmental risks, including natural disasters.

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

  Commercial Business Lending

        We offer commercial business loans to sole proprietorships, partnerships and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

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

        Our portfolio of commercial loans is subject to certain risks, including:

  •
  continued decline in the economy in our primary markets,

  •
  interest rate increases, and

  •
  deterioration of a borrower's or guarantor's financial capabilities.

        We attempt to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) relying heavily on a committee approval system where inputs from experienced committee members with different types and level of lending experience are fully utilized, (c) strict adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term assets such as account receivables and inventories are monitored on a monthly or at minimum quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

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

        We have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. Nonetheless, SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 10.9%, 25.5%, and 29.9% of our total net revenue in 2008, 2007 and 2006, respectively.

        Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated in automobile loans, which we no longer offer to customers. Since the second half of 2008, we have not made any new auto loans. Because consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007.

        Our consumer loan production has historically been comparatively small, always representing less than 5% of our total loan portfolio. As of December 31, 2008, our consumer loan portfolio represented 1.2% of the loan portfolio as compared to 1.9% and 3.4% as of December 31, 2007 and December 31, 2006, respectively.

        Our consumer loan portfolio is subject to certain risks, including:

  •
  general economic conditions of the markets we serve,

  •
  interest rate increases, and

  •
  consumer bankruptcy laws which allow consumers to discharge certain debts.

        We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by reviewing each loan request and renewal individually, using a dual signature system of approval, strict adherence to written credit policies, and utilizing external independent credit review.

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $1.2 million, $1.3 million and $1.6 million in 2008, 2007 and 2006, respectively, while its net revenue was $2.5 million, $1.0 million and $4.5 million in 2008, 2007, and 2006, respectively.

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

        We offer a variety of accounts for depositors which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, installment savings accounts, and individual retirement accounts ("IRAs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. As needed, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us and other sources of funds are described below:

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

        As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2008, we owned $17.5 million in FHLB stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly consisting of securities which are obligations of or guaranteed by the U.S. government. At December 31, 2008, our borrowing limit with the Federal Home Loan Bank was approximately $560.1 million, with $260.0 million borrowing outstanding and $300.1 million capacity remaining.

Internet Banking

        We offer Internet banking, which allows our customers to access their deposit and loan accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts, make on-line bill payments, and open deposit accounts. We intend to improve and develop our Internet banking products and other delivery channels as the need arises and our resources permit.

Other Services

        We also offer ATM machines located at selected branch offices, customer access to an ATM network and armored carrier services.

Marketing

        Our marketing efforts rely principally upon local advertising and promotional activity and upon the personal contacts of our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to satisfy each customer's banking needs. Our marketing approach emphasizes our strength as an independent, locally-managed and state chartered bank in meeting the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations, whether to continue or modify our business plan, where appropriate.

Competition

  Regional Branch Competition

        We currently operate 20 branch offices, with 16 in California, 1 in Texas, 1 in New Jersey, and 2 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the multi-ethnic composition of these communities. To further extend our market coverage and gain market share, we are scheduled to open our third New York branch in Flushing during the first quarter of 2009.

        Our market has become increasingly competitive in recent years with respect to virtually all products and services that we offer. Although the general banking market is dominated by a relatively small number of major banks with numerous offices covering a wide geographic area, we compete in our niche market directly with smaller community banks which focus on Korean-American and other minority consumers and businesses.

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

        A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited bilingual staff for Korean-speaking or other language customers. Although such banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality, personalized service and fast, local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs, in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia. In most of our LPO sites, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO sites in the future. In anticipation of a continued slowing of the U.S. economy and a further decrease in real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2009, we plan to grow our lending business cautiously with a focus on credit quality and safety.

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

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and/or in-store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as such technology becomes available, the competitive pressure to be at the forefront of such advancements will be significant.

        The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain SBA LPOs. In addition, because these loans are largely broker-driven, we compete to a large extent with banks that originate SBA loans outside of our immediate geographic area. Furthermore, because these loans may be made out of LPOs specifically set up to make SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. However, there can be no assurance that the resale market for SBA loans will grow, decline or maintain its current status.

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 79.9% of our loan portfolio at December 31, 2008 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

        We had 348 full time equivalent employees (344 full-time employees and 5 part-time employees) as of December 31, 2008. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

        Various legislation is from time to time introduced in Congress and California's legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon the financial condition and results of operations of us or any of our subsidiaries.

  Wilshire Bancorp

        We are a bank holding company registered under the Bank Holding Company Act, and are subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

  Regulatory Restrictions on Dividends; Source of Strength

        We are regarded as a legal entity separate and distinct from our other subsidiaries. The principal source of our revenues will be dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to us without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

        In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed, and is required to cure immediately, any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

        Pursuant to a Letter Agreement dated December 12, 2008 and a Securities Purchase Agreement—Standard Terms attached thereto (collectively, the "TARP Agreements"), we issued to the U.S. Treasury (i) 62,158 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the "Series A Preferred Stock") and (ii) a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. This resulted from our voluntary participation in the Capital Purchase Program of the U.S. Treasury's Troubled Asset Relief Program, or "TARP." The TARP Agreements place limits on, among other things, our ability to pay dividends on our common stock during the time that shares of our Series A Preferred Stock are outstanding. For more information on restrictions related to the Series A Preferred Stock, see the section of this report entitled, "Regulation and Supervision—The TARP Capital Purchase Program."

        As a California corporation, Wilshire Bancorp is restricted under the California General Corporation Law ("CGCL") from paying dividends under certain conditions. The shareholders of Wilshire Bancorp will be entitled to receive dividends when and as declared by its board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1 1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must equal to at least 1 1/4 times current liabilities. In certain circumstances, Wilshire Bancorp may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to its shareholders.

  Activities "Closely Related" to Banking

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

  Gramm-Leach-Bliley Act; Financial Holding Companies

        The Gramm-Leach-Bliley Financial Modernization Act, or GLBA, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are "financial in nature." The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well-capitalized" and "well managed." We have not yet made an election to become a financial holding company, but we may do so at some time in the future.

        GLBA specifically provides that the following activities have been determined to be "financial in nature":

  •
  lending, trust and other banking activities;

  •
  insurance activities;

  •
  financial or economic advisory services;

  •
  securitization of assets;

  •
  securities underwriting and dealing;

  •
  existing bank holding company domestic activities;

  •
  existing bank holding company foreign activities; and

  •
  merchant banking activities.

        In addition, GLBA specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of "financial" or "incidental" activities, but requires consultation with the U.S. Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is "complementary" to a financial activity and does not "pose a substantial risk to the safety and soundness of depository institutions or the financial system generally."

  Privacy Policies

        Under GLBA, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. We have established policies and procedures to assure our compliance with all privacy provisions of GLBA.

  Safe and Sound Banking Practices

        Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

  Annual Reporting; Examinations

        We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. Furthermore, the Bank is subjected to compliance examinations of the Federal Deposit Insurance Corporation, or "FDIC" and the California Department of Financial Institutions, or "DFI", and the Company is subject to U.S. Treasury's examination as part of our agreement with the U.S. Treasury for receiving the TARP investment.

  Capital Adequacy Requirements

        The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies. Prior to March 30, 2006, these capital guidelines were applicable to all bank holding companies having $150 million or more in assets on a consolidated basis. However, effective March 30, 2006, the Federal Reserve Board amended the asset size threshold to $500 million for purposes of determining whether a bank holding company is subject to the capital adequacy guidelines. We currently have consolidated assets in excess of $500 million, and are therefore subject to the Federal Reserve Board's capital adequacy guidelines.

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2008, our Tier 1 risk-based capital ratio was 15.36% and our total risk-based capital ratio was 17.09%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2008, our leverage ratio was 13.25%.

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.

  Imposition of Liability for Undercapitalized Subsidiaries

        Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

        The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest itself of the troubled institution or other affiliates.

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

  Control Acquisitions

        The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

        In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a "controlling influence" over the company.

  Cross-guarantees

        Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently our only FDIC-insured depository institution subsidiary.

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

  FIRREA

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

        FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including

(i) management, employees and agents of a financial institution, as well as (ii) independent contractors, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

  USA PATRIOT Act

        On October 26, 2001, The Uniting and Strengthening America by Providing Appropriate Tools Is Required to Intercept and Obstruct Terrorism Act or USA PATRIOT Act, a comprehensive anti-terrorism legislation was enacted. Title III of the USA PATRIOT Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to Wilshire Bancorp. We, and our subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA PATRIOT Act and regulations adopted thereunder by the Secretary of the Treasury.

  The Sarbanes-Oxley Act of 2002

        On July 30, 2002, The Sarbanes-Oxley Act of 2002, or "Sarbanes-Oxley Act" was enacted. The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the SEC issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

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

        Furthermore, in November 2003, in response to the directives of the Sarbanes-Oxley Act, NASDAQ adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the NASDAQ Global Select Market (the market on which our common stock is listed for trading). The new NASDAQ rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of "independent" members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

        The Sarbanes-Oxley Act, the SEC rules promulgated thereunder, and the new NASDAQ governance requirements have required us to review our current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. As of the date of this filing, we believe that we are in compliance with the Sarbanes-Oxley Act, the related regulations and the NASDAQ governance requirements.

  The TARP Capital Purchase Program

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system. On October 14, 2008, the U.S. Treasury established the TARP Capital Purchase Program under the authority granted by the EESA. Under the Troubled Asset Relief Program's ("TARP"), Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments. In connection with its purchase of preferred stock, the U.S. Treasury will receive a warrant entitling the U.S. Treasury to buy the participating institution's common stock with a market price equal to 15% of the preferred stock.

        As a result of EESA, there have been numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect us.

        Pursuant to the TARP Agreements dated December 12, 2008, we issued to the U.S. Treasury (i) 62,158 shares of the Series A Preferred Stock, and (ii) a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. Both the Series A Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA") enacted by the U.S. Congress. The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, including Wilshire, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation (the "Covered Period").

        The current terms of participation in the TARP Capital Purchase Program include the following:

  •
  we were required to file with the SEC a registration statement under the Securities Act of 1933 registering for resale the Series A Preferred Stock and the related warrant;

  •
  as long as shares of the Series A Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any shares of our common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Stock), nor will we be permitted to repurchase or redeem any of our common stock or preferred stock other than the Series A Preferred Stock;

  •
  until the Series A Preferred Stock has been transferred or redeemed in whole, until December 12, 2011, the U.S. Treasury's approval is required for any increase in dividends on our common stock or any share repurchases other than repurchases of the Series A Preferred Stock, repurchases of junior preferred shares, or repurchases of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice;

  •
  we must comply with the U. S. Treasury's standards for executive compensation and corporate governance while the U. S. Treasury holds the securities issued by us. Such standards apply to our Senior Executive Officers (as defined in the ARRA) as well as other employees. The current standards include the following:

    •
    incentive compensation for Senior Executive Officers must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

    •
    any bonus or incentive compensation paid (or under a legally binding obligation to pay) to a Senior Executive Officer or any of our next 20 most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery, or "clawback", by Wilshire;

    •
    we are prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to our five most highly-compensated employees or such higher number as the Secretary of the U.S. Treasury may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee's total annual compensation;

    •
    severance payments to a Senior Executive Officer and the five next most highly-compensated employees, generally referred to as "golden parachute" payments, are prohibited, except for payments for services performed or benefits accrued;

    •
    compensation plans that encourage manipulation of reported earnings are prohibited;

    •
    the U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of our 20 next most highly-compensated employees that the U.S. Treasury finds to be inconsistent with the purposes of TARP or otherwise contrary to the public interest;

    •
    our Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;

    •
    proxy statements for our annual shareholder meetings must permit a nonbinding "say on pay" shareholder vote on the compensation of executives;

    •
    executive compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and

    •
    we must comply with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.

        The ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received. As of the date of this Report, the U.S. Treasury had not yet issued such regulations.

        Detailed information regarding the Series A Preferred Stock and the related warrant can be found in Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

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

  Transactions with Affiliates

        There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Federal Reserve Regulation W, governing the extent to which the Bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates. Among other restrictions, such transactions between the Bank and any one affiliate (including the Company) generally will be limited to 10% of the Bank's capital and surplus, and transactions between the Bank and all affiliates will be limited to 20% of the Bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

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

  •
  net income for the current fiscal year.

        The Bank's ability to pay any cash dividends will depend not only upon its earnings during a specified period, but also on its meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

  Capital Requirements

        At December 31, 2008, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See Note 16 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2008.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into tiers. "Tier I capital" includes common equity and trust-preferred securities, subject to certain criteria and quantitative limits. "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier I capital to risk-weighted assets of 4.00%.

        An institution's risk-based capital, leverage capital and tangible capital ratios together determine the institution's capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated "well-capitalized," the minimum leverage ratio of Tier I capital to total assets must be 3.00%.

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

        FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

        FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as "well-capitalized" as of December 31, 2008.

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

        The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this rule is made, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as "well-capitalized," (iii) were found to be well managed and its composite rating was outstanding, and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

  Brokered Deposits

        Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well-capitalized" banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. The Bank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.

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

  FDIC Deposit Insurance Assessments

        Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which it are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

        In November 2008, the U.S. Treasury, in consultation with the President and upon the recommendation of the Boards of the FDIC and the Federal Reserve Board, has invoked the systemic risk exception of the FDIC Improvement Act of 1991. This action provided the FDIC with flexibility to provide a 100 percent guarantee for newly-issued senior unsecured debt and non-interest bearing transaction at FDIC insured institutions, which is generally regarded as the Temporary Liquidity Guarantee Program ("TLGP"). Under the TLGP, all newly issued senior unsecured debt issued by eligible entities on or before June 30, 2009 are 100 percent guaranteed for three years beyond that date, even if the liability has not matured. Funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured until December 31, 2009. All other FDIC-insured depository accounts are insured up to $250,000 per owner until December 31, 2009. On January 1, 2010, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will continue to be insured up to $250,000 per owner. Fees for coverage were waived for the first 30 days. After the first 30 days, an additional coverage fee will be imposed for the added coverage under TLGP (see analysis about the FDIC premiums in "Noninterest Expenses" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

  Community Reinvestment Act

        Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products, and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as "satisfactory" in meeting community credit needs under CRA at its most recent examination for CRA performance.

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

  Permissible Activities and subsidiaries

        California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called "closely related to banking" or "non-banking" activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain "financial activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with CRA. Presently, the Bank does not have any financial subsidiaries.

        In September 2007, the U.S. Securities and Exchange Commission, or SEC, and the Federal Reserve Board finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The Federal Reserve Board's final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which will not be effective until 2009, are not expected to have a material effect on the Bank as it does not have any securities activities.

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. California law, with limited exceptions, currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently prohibits de novo branching into the state of California. The Bank currently has branches located in the States of California, Texas, New Jersey and New York.

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

        As a system member, the Bank is entitled to borrow from the FHLB of San Francisco, or FHLB-SF, and is required to own capital stock in the FHLB-SF in an amount equal to the greater of 1% of the membership asset value, not exceeding $25 million, or 4.7% of outstanding FHLB-SF advance borrowings. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-SF to the Bank are secured by a portion of the Bank's mortgage loan portfolio, certain other investments and the capital stock of the FHLB-SF held by the Bank.

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

        In 2008, Federal Reserve Board reduced the federal funds rate seven times. As of January 1, 2008, the federal funds rate was 4.25%. By December 11, 2008, the federal funds rate had been reduced to current rate of 0.00% to 0.25%. The series of reductions in the federal funds rate during 2008 effectively lowered our average interest rate for 2008, which resulted in lower average yield rates compared to 2007. The interest rate ranges for 2008 and 2007 were 0.00% to 4.25% and 4.25 to 5.25%, respectively.

        Because of the declining national economy and continued financial crisis, the credit markets are lacking liquidity. While the federal funds rate and other short-term market interest rates decreased substantially, the intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not decreased proportionately. This has led to a "steepening" of the market yield curve with short-term rates considerably lower than long-term notes. We cannot assure you that we will be able to minimize our interest rate risk. In addition, while a decrease in the general level of interest rates may improve the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, it reduces our interest income, and may lead to an increase in competition among banks for deposits. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin and our overall profitability.

Liquidity risk could impair our ability to fund operations, meet our obligations as they become due and jeopardize our financial condition.

        Liquidity is essential to our business. Liquidity risk is the potential that the Bank will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

The profitability of Wilshire Bancorp is dependent on the profitability of the Bank.

        Because Wilshire Bancorp's principal activity is to act as the holding company of the Bank, the profitability of Wilshire Bancorp is dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2008 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $69.5 million.

The holders of recently issued debentures and Series A Preferred Stock have rights that are senior to those of our common shareholders.

        In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, sometimes referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, in the past three years, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005 and 2007, issued an aggregate of $77,321,000 of Junior Subordinated Debentures as part of the issuance of $75,000,000 in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to our outstanding shares of common stock and our Series A Preferred Stock. The terms of these Junior Subordinated Debentures also restrict our ability to pay dividends on our common stock at any time we are in default under, or with respect to the Junior Subordinated Debentures issued in 2003, 2005 or 2007, have exercised our right to defer interest payments under the indentures governing these Junior Subordinated Debentures. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of these Junior Subordinated Debentures must be paid in full before any liquidating distributions may be made to the holders of our common and preferred stock. If we default under the terms of these Junior Subordinated Debentures or utilize our right to defer interest payments on the Junior Subordinated Debentures issued in 2003, 2005 or 2007, no dividends may be paid to holders of our common and preferred stock for so long as we remain in default or have deferred amounts remaining unpaid.

        On December 12, 2008, the Company issued $62,158,000 in Series A Preferred Stock and a warrant to the U.S. Treasury as part of the U.S. Treasury's CPP. This $62.2 million investment from the U.S. Treasury, which is commonly referred to as Troubled Assets Relief Program ("TARP") investment, was part of the government strategy to counter the ongoing financial crisis and the possible prolonged economic downturn. The TARP investment was made to us in exchange for our 62,156 shares of our Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock. The preferred stockholder, the U.S. Treasury, has preference with respect to dividends and liquidation over our common shareholders. Similar to the Junior Subordinated Debentures, if we default the payment of dividends on our Series A Preferred Stock, no dividends may be paid to holders of our common stock for so long as we remain in default or have deferred amounts remaining unpaid.

        Because we are substantially dependent on dividends from the Bank in order to make the periodic payments due under the terms of the Junior Subordinated Debentures issued in 2003, 2005 and 2007, and the terms of the Series A Preferred Stock issued in 2008, in the event that the Bank is unable to pay dividends to Wilshire Bancorp for any significant period of time, then we may be unable to pay the amounts due to the holders of these Junior Subordinated Debentures and the U.S. Treasury.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

        If economic conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability are likely to be materially adversely affected. A substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California, particularly in the Los Angeles area, could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying businesses are harmed, they are more likely to default on their loans. We can provide no assurance that conditions in the California economy and in the economies of other areas where we operate will not deteriorate further in the future and that such deterioration will not adversely affect us.

Recently negative development in the financial industry and U.S. and global credit markets may affect our operations and results.

        Negative developments in the latter half of 2008 in the U.S. financial market, its real estate section, and the securitization markets for the mortgage loans have resulted in uncertainty in the overall economy both domestically and globally. The market is generally expected to undergo a continual economic downtown in 2009. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have substantially declined and may continue to further decline. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively affect our operations by restricting our business operations, including our ability to originate or sell loans, and adversely affect our financial performance.

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

        In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the recent enactment of the American Recovery and Reinvestment Act of 2009, and have altered the terms of some previously announced policies. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

        At December 31, 2008, approximately 79.9% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998 and late 2007, flooding attributed to the weather phenomenon known as "El Nino." In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions in 2008. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

        Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. In November 2007, our former Executive Vice President and Chief Financial Officer, resigned. Following his resignation, we engaged his replacement in April 2008. In addition, our Senior Vice President and Controller, was promoted to Senior Vice President and Deputy Chief Financial Officer in conjunction with the appointment of our new Chief Financial Officer. Furthermore, effective January 1, 2008, our former President and Chief Executive Officer retired. However, in connection with his retirement, we have entered into a consulting agreement providing for his continued service as an advisor for the Bank until May 2009. Following the retirement of our former Chief Exectuive Officer, we promoted our previous Executive Vice President and Chief Lending Officer to the position of President and Chief Executive Officer; and our prior Executive Vice President and SBA Manager, was promoted to Chief Lending Officer.

        For as long as we have shares of Series A Preferred Stock outstanding in connection with the U.S. Treasury's voluntary TARP Capital Purchase Program, we will be subject to the limitations on compensation included in EESA and ARRA. These restrictions may make it more difficult for us to retain certain of our key officers and employees because competitors who are not subject to the same restrictions may be able to offer more competitive salaries and/or benefits to these individuals. More information about the compensation limitations of EESA and AARA can be found in the section entitled "Regulation and Supervision—TARP Capital Purchase Program" in Item 1 of this Report.

We may be unable to manage future growth.

        We may encounter problems in managing our future growth. Our total assets at December 31, 2008, 2007, and 2006 were $2.45 billion, $2.20 billion, and $2.01 billion, respectively, representing an increase of $253.3 million, or 11.53% in 2008 and $188.2 million, or 9.4% in 2007. We currently intend to consider additional "de novo" branches and LPOs and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise and consistent with our deliberate expansion strategy. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs. Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

Our expenses will increase as a result of increases in FDIC insurance premiums.

        The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at a 1.15% of estimated insured deposits. If this reserve ratio drops below 1.15%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As a result of this reduced reserve ratio, on October 7, 2008, the FDIC adopted a restoration plan that would restore the reserve ratios to its required level of 1.15% over a seven-year period. There have also been increases in FDIC assessments resulting from its recently announced Temporary Liquidity Guaranty Program. Should the economy continue to decline, the FDIC premiums could continue to increase. Continued increases in FDIC insurance premiums could have an adverse effect on our earnings.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

        We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients' confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

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

        As of February 27, 2009, our directors and executive officers, together with their respective affiliates, beneficially owned approximately 35% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders may have the ability to significantly influence the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

The market for our common stock is limited, and potentially subject to volatile changes in price.

        The market price of our common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and have been unrelated to the operating performance of those companies. In addition, the sale by any of our large shareholders of a significant portion of that shareholder's holdings could have a material adverse effect on the market price of our common stock. Further, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly. Any such fluctuations may adversely affect the prevailing market price of the common stock.

We may experience goodwill impairment.

        In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices, and expectations of financial performance for the banking industry, including the Company, our estimates of goodwill fair value may be subject to change or adjustment and we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Subsequent to December 31, 2008, the Company's market capitalization continued to decrease. If the Company's market capitalization continues to remain below book value, we will update our valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

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

        We are subject to extensive state and federal regulation, supervision and legislation, all of which is subject to material change from time to time. These laws and regulations increase the cost of doing business and have an adverse impact on our ability to compete efficiently with other financial service providers that are not similarly regulated. Changes in regulatory policies or procedures could result in management's determining that a higher provision for loan losses would be necessary and could cause higher loan charge-offs, thus adversely affecting our net earnings. There can be no assurance that future regulation or legislation will not impose additional requirements and restrictions on us in a manner that could adversely affect our results of operations, cash flows, financial condition and prospects.

        As a participant in the TARP Capital Purchase Program, we have agreed to various requirements and restrictions imposed by the U.S. Treasury on all participants, which included a provision that the U. S. Treasury could change the terms of participation at any time. Further information regarding the current requirements and restrictions imposed on TARP participants can be found under the caption "Regulation and Supervision—The TARP Capital Purchase Program" in Item 1 of this Report.

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

        As a result of the economic crisis in South Korea in the mid-1990's, management has continued to closely monitor our exposure to the Korean economy and the activities of Korean banks with which we conduct business. To date, we have not experienced any significant losses attributable to our exposure to South Korea. Nevertheless, there can be no assurance that our efforts to minimize exposure to downturns in the Korean economy will be successful in the future, and another significant downturn in the Korean economy could result in significant credit losses for us.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 80,000,000 shares of common stock. As of February 27, 2009, there were approximately 29,413,757 shares of our common stock issued and outstanding, 1,955,800 shares of our authorized but unissued shares of common stock are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," 949,460 shares of our authorized but unissued shares of common stock are reserved for issuance upon exercise of the warrant that we issued to the U.S. Treasury in connection with our participation in the TARP Capital Purchase Program, plus an additional 277,030 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 49,204,788 shares of our common stock remain authorized (not reserved for stock options and are available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock previously issued and preferred stock issued in the future could have dilutive and other effects.

        On December 12, 2008, we received $62,158,000 from the U.S. Treasury as part of the federal government's Capital Purchase Program. In exchange for the federal funding, we issued 62,158 shares of Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, to the U.S. Treasury. As of February 27, 2009, there was a total of 62,158 shares of our Series A Preferred Stock that were issued and outstanding.

        Shares of our preferred stock eligible for future issuance and sale also could have a dilutive effect on the market for the shares of our common stock, especially because of the fact that the preferred shares would have seniority with respect to our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. As of December 31, 2008, the total number of shares of authorized but unissued preferred stock was 4,937,842. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock may be determined by resolution of our Board of Directors without the need for shareholder approval.

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

        We have 20 full-service branch banking offices in Southern California, Texas, New Jersey and New York. We also lease 5 separate LPOs in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, California	leased	7,426	n/a	$10,322	Branch office	March 2015 [w/right to extend for two consecutive 5-year periods]

Rowland Heights Office 19765 E. Colima Road Rowland Heights, California	leased	2,860	n/a	$8,729	Branch office	May 2011 [w/right to extend for two consecutive 5-year periods]

Western Office 841 South Western Avenue Los Angeles, California	leased	4,950	n/a	$23,539	Branch office	June 2010 [w/right to extend for one 5-year period]

Valley Office 8401 Reseda Boulevard Northridge, California	leased	7,350	n/a	$11,760	Branch office	October 2017 [w/right to extend for two consecutive 5-year periods]

Downtown Office 1122 South Maple Avenue Suites 203, 204, 205 and 206 Los Angeles, California	leased	3,800	n/a	$10,853	Branch office	April 2010 [w/right to extend for one 5-year period]

Cerritos Office 17500 Carmenita Road Cerritos, California	leased	4,774	n/a	$4,895	Branch office	January 2010 [w/right to extend for one 5-year period]

Gardena Office 15435 South Western Ave. Suite 100 Gardena, California	leased	4,150	n/a	$11,509	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Rancho Cucamonga Office 8045 Archibald Avenue Rancho Cucamonga, California	leased	3,000	n/a	$6,407	Branch office	November 2010 [w/right to extend for two consecutive 5-year periods]

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration

City Center Office 3500 West 6th Street #201 Los Angeles, CA 90020	leased	3,538	n/a	$14,152	Branch office	February 2012 [w/right to extend for three consecutive 5-year periods]

Irvine Office 14451 Red Hill Avenue Tustin, California	leased	1,960	n/a	$10,450	Branch office	June 2013 [w/right to extend for one 5-year period]

Mid-Wilshire Office 3832 Wilshire Boulevard Los Angeles, California	leased	3,382	n/a	$11,136	Branch office	December 2012

Fashion Town Office 1300 S. San Pedro Street Los Angeles, California	leased	3,208	n/a	$7,413	Branch office	December 2009 [w/right to extend for two consecutive 5-year periods]

Fullerton Office 5254 Beach Blvd. Buena Park, California	leased	1,440	n/a	$4,274	Branch office	July 2009 [w/right to extend for two consecutive 5-year periods]

Huntington Park Office 6350 Pacific Boulevard Huntington Park, California	purchased in 2000	4,350	$710,000	n/a	Branch office	n/a

Torrance Office 2390 Crenshaw Blvd. #D Torrance, California	leased	1,550	n/a	$5,226	Branch office	January 2010 [w/right to extend for two consecutive 5-year periods]

Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, California	purchased in 2005	2,549	$1,535,500	n/a	Branch office	n/a

Manhattan Office 11 West 32nd St. New York, NY	leased	10,400	n/a	$32,280	Branch office	October 2009

Bayside Office 210-16 Northern Blvd. Bayside, NY	leased	2,445	n/a	$13,520	Branch office	April 2012 [w/right to extend for three consecutive 5-year periods]

Fort Lee Office 215 Main Street Fort Lee, NJ	leased	2,264	n/a	$10,174	Branch office	May 2017 [w/right to extend for one 5-year period]

Dallas Office 2237 Royal Lane Dallas, Texas	purchased in 2003	7,000	$1,325,000	n/a	Branch Office & LPO office	n/a

Denver Office 2821 S. Parker Road #415 Aurora, CO	leased	1,135	n/a	$1,466	LPO office	September 2011

Atlanta Office 3510 Shallowford Road Atlanta, GA	leased	900	n/a	$1,764	LPO office	Month to Month

Houston Office 9801 Westheimer #801 Houston, TX	leased	1,096	n/a	$2,101	LPO office	March 2011

Annandale Office 7535 Little River Turnpike #310A Annandale, VA	leased	1,150	n/a	$1,947	LPO office	May 2010

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to our shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

        The information in the following table sets forth, for the quarters indicated, the high and low closing sale price for the common stock as reported on the NASDAQ Global Select Market:

	Closing Sale Price
	High	Low
Year Ended December 31, 2008
First Quarter	$8.37	$6.63
Second Quarter	$9.94	$6.18
Third Quarter	$14.99	$7.96
Fourth Quarter	$13.98	$5.95
Year Ended December 31, 2007
First Quarter	$19.34	$16.00
Second Quarter	$16.75	$11.50
Third Quarter	$12.36	$9.85
Fourth Quarter	$11.54	$7.65

        On February 27, 2009, the closing sales price for the common stock was $4.76, as reported on the NASDAQ Global Select Market.

Holders

        As of February 27, 2009, there were 148 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

        As a California corporation, we are restricted under the California General Corporation Law, or CGCL, from paying dividends under certain conditions. Our shareholders are entitled to receive dividends when and as declared by our board of directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equal the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1 1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must be equal to at least 1 1/4 times current liabilities. In certain circumstances, we may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to our shareholders.

        It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our common shareholders beginning with the first quarter of 2005. While we currently pay cash dividends on our common stock, as well as to the holders of our Series A Preferred Stock pursuant to our agreements under the TARP Capital Purchase Program. Dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend to our common shareholders must also comply with the restrictions in our outstanding Junior Subordinated Debentures and our Series A Preferred Stock described earlier in this Report, as well as applicable bank regulations.

        The following table shows cash dividends to our common shareholders declared by Wilshire Bancorp the two years ended December 31, 2008:

Declaration Date	Payable Date	Record Date	Type
March 1, 2007	April 16, 2007	March 30, 2007	$0.05 per share
May 31, 2007	July 16, 2007	June 29, 2007	$0.05 per share
August 30, 2007	October 15, 2007	September 28, 2007	$0.05 per share
November 29, 2007	January 15, 2008	December 31, 2007	$0.05 per share
February 28, 2008	April 15, 2008	March 31, 2008	$0.05 per share
May 29, 2008	July 15, 2008	June 30, 2008	$0.05 per share
September 2, 2008	October 15, 2008	September 30, 2008	$0.05 per share
December 2, 2008	January 15, 2009	December 31, 2008	$0.05 per share

        As of December 31, 2008, we had not paid any dividends on our Series A Preferred Stock.

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

  •
  net income for the current fiscal year.

        The Bank's ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice.

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Option Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Option Plan, there were options outstanding to purchase 984,000 shares of our common stock as of December 31, 2008.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in February 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 278,630 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2008 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2009 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,212,090	$10.27	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	2,212,090	$10.27	—

        Future grants of stock options under the 2008 plan may be subject to the limitations of EESA for as long as shares of our Series A Preferred Stock is outstanding. EESA prohibits us from accruing any bonus, retention award, or incentive compensation to at least the five most highly compensated employees of the Company (or such higher number of employees as the U.S. Treasury may determine). Although the interpretation of what specifically constitutes "incentive compensation" is not clear, it is likely that we will not be able to grant additional stock options to at least our five most highly compensated employees during the time that we have shares of Series A Preferred Stock outstanding.

Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada and Alaska. Both the $1 Billion - $5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Wilshrie Bancorp Inc	$100.00	$170.35	$178.98	$199.63	$84.11	$99.40
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL $1B - $5B Bank Index	100.00	123.42	121.31	140.38	102.26	84.81
SNL Western Bank Index	100.00	113.64	118.32	133.50	111.51	108.57

Source: SNL Financial LC, Charlottesville, VA

Issuer Purchase of Equity Securities

        In July 2007, our board of directors authorized a stock repurchase program, under which up to $10 million outstanding common shares in the open market can be repurchased by Wilshire Bancorp for a period of twelve months ending on July 31, 2008. Since its inception, we repurchased a total of 127,425 shares at an average price of $9.91. All of these shares were repurchased during 2007. During 2008, there were no repurchases under the program. This program completed its term and expired as of July 31, 2008.

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2008. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below:

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Summary Statement of Operations Data:
Interest income	$148,633	$157,636	$141,400	$97,289	$59,798
Interest expense	66,014	76,286	64,823	34,341	17,463
Net interest income before provision for loan losses	82,619	81,350	76,577	62,948	42,335
Provision for losses on loans and loan commitments	12,110	14,980	6,000	3,350	3,567
Noninterest income	20,646	22,584	26,400	20,478	20,997
Noninterest expenses	48,400	44,839	41,232	33,563	27,283
Income before income taxes	42,755	44,115	55,745	46,513	32,482
Income tax provision	16,282	17,309	21,803	18,753	13,024
Preferred stock dividend	155	—	—	—	—
Net income available for common shareholders	26,318	26,806	33,942	27,760	19,458
Per Common Share Data:(1)
Net income available for common shareholders:
Basic	$0.90	$0.91	$1.17	$0.97	$0.70
Diluted	$0.90	$0.91	$1.16	$0.96	$0.68
Book value per common share	$6.65	$5.87	$5.12	$3.95	$3.14
Weighted average common shares outstanding:
Basic	29,368,762	29,339,454	28,986,217	28,544,474	27,623,766
Diluted	29,407,388	29,449,211	29,330,732	28,913,542	28,515,881
Year end shares outstanding	29,413,757	29,253,311	29,197,420	28,630,600	28,142,470

(1)
As adjusted to reflect a two-for-one stock split effected in the form of a 100% stock dividend, issued in December 2004.

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Summary Statement of Financial Condition Data (Year End):
Total loans, net of unearned income(1)	$2,051,528	$1,809,050	$1,560,539	$1,262,560	$1,020,723
Allowance for loan losses	29,437	21,579	18,654	13,999	11,111
Other real estate owned	2,663	133	138	294	—
Total assets	2,450,011	2,196,705	2,008,484	1,666,273	1,265,641
Total deposits	1,812,601	1,763,071	1,751,973	1,409,465	1,098,705
Federal Home Loan Bank advances	260,000	150,000	20,000	61,000	41,000
Junior subordinated debentures	87,321	87,321	61,547	61,547	25,464
Total shareholders' equity	255,060	171,786	149,635	113,104	88,307
Performance ratios:
Return on average total equity(2)	14.14%	16.33%	25.51%	27.21%	25.42%
Return on average common equity(3)	14.30%	16.33%	25.51%	27.21%	25.42%
Return on average assets(4)	1.14%	1.31%	1.85%	1.92%	1.70%
Net interest margin(5)	3.80%	4.28%	4.51%	4.71%	4.05%
Efficiency ratio(6)	46.87%	43.14%	40.04%	40.23%	43.08%
Net loans to total deposits at year end	111.56%	101.38%	88.01%	88.58%	92.90%
Common dividend payout ratio	22.34%	21.98%	17.09%	16.48%	—
Capital ratios:
Average common shareholders' equity to average total assets	7.89%	8.01%	7.26%	7.05%	6.71%
Tier 1 capital to average total assets	13.25%	10.36%	9.79%	9.39%	8.35%
Tier 1 capital to total risk-weighted assets	15.36%	11.83%	11.81%	11.60%	9.87%
Total capital to total risk-weighted assets	17.09%	14.58%	13.63%	14.41%	11.95%
Asset quality ratios:
Nonperforming loans to total loans(7)	0.76%	0.59%	0.44%	0.20%	0.26%
Nonperforming assets(8) to total loans and other real estate owned	0.89%	0.60%	0.45%	0.22%	0.26%
Net charge-offs (recoveries) to average total loans	0.26%	0.66%	0.06%	0.03%	0.10%
Allowance for loan losses to total loans at year end	1.43%	1.19%	1.20%	1.11%	1.09%
Allowance for loan losses to nonperforming loans	189.27%	203.55%	272.38%	567.15%	411.63%

(1)
Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.

(2)
Net income divided by average total shareholders' equity.

(3)
Net income available to common shareholders divided by common shareholders' equity.

(4)
Net income divided by average total assets.

(5)
Represents net interest income as a percentage of average interest-earning assets.

(6)
Represents the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.

(7)
Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

(8)
Nonperforming assets consist of nonperforming loans (see footnote no. 1 above), other real estate owned and repossessed vehicles.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2008. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

  Introduction

        Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank (the "Bank") upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the Federal Deposit Insurance Corporation, or FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-K, are to be made with the SEC. Note that while we refer generally to the Company throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

        We operate a community bank in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

        At December 31, 2008, we had approximately $2.45 billion in assets, $2.05 billion in total loans and $1.81 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the east coast market.

        In May 2006, we completed the acquisition of Liberty Bank of New York ("Liberty") and its merger into the Bank. With this acquisition, we added $66 million in total assets and two branches in New York City. We paid $14.5 million for this transaction, which consisted of $8.6 million in cash and $5.9 million in our common stock (328,110 shares). We also incurred merger-related costs of $625,000 which we recognized as additional consideration in connection with this business combination.

        In July 2007, we acquired a branch of Royal Bank America ("RBA") in Fort Lee, New Jersey in exchange for our branch at Flushing, New York. In this branch exchange transaction, we purchased selected fixed assets and assumed selected liabilities, including a portion of RBA's time deposits. As consideration, we transferred to RBA selected intangible and fixed assets, and selected liabilities, including a portion of time deposits, intangible liabilities, and lease obligations. The amounts involved in this transaction were insignificant except for the time deposits exchanged. In the branch exchange transaction, both parties transferred deposit liabilities in the amount of approximately $6 million. The branch exchange transaction was accounted for as an exchange of assets and liabilities. The Fort Lee, New Jersey loan portfolio has grown 713.5% to $6.5 million as of December 31, 2008, as compared with the prior year end. Deposit growth at the Fort Lee branch has also exceeded our expectation, it has increased 10.0% to $34.8 million as of December 31, 2008, as compared with the prior year end.

        Subsequent to the branch exchange in July 2007, we opened a new Bayside branch in New York to compensate for the loss of our Flushing branch. The above-described transactions resulted in an expansion of our banking service and market coverage to the State of New Jersey and the greater New York City metropolitan area. Similar to the New Jersey branch, the loan portfolio of our two New York branches has grown 365.0% since the acquisition, from $25.7 million to $119.5 million at the end of 2008. Our deposit portfolio in the New York branches has also experienced significant growth, up 103.4% from $50.5 million at the time of the acquisition to $102.7 million at the end of 2008. Because we recognize the business opportunities in Flushing and in an attempt to further expand our market coverage in the New York/New Jersey area, we plan to open our own Flushing branch in the first quarter of 2009. This will be our third branch in the greater New York City metropolitan area.

        In addition to our expansion into the New York/New Jersey area, we further expanded our banking network within the state of California. In August 2008, we opened our new City Center branch office in Los Angeles, California. To improve operating efficiency, we also merged a market branch in Rancho Cucamonga, California, into a neighboring branch in the same city during December 2008.

        Over the past several years, our network of branches and LPOs has expanded geographically. We currently maintain twenty branch offices and five LPOs. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using planning and market analysis, and as our needs and resources permit.

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

        In December 2008, we issued 62,158 shares of newly designated Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, and an attached warrant exercisable initially for 949,460 shares of our common stock, with an exercise price of $9.82 per share, to the U.S. Treasury in exchange for the U.S. Treasury's $62.2 million investment in the TARP Capital Purchase Program. This additional capital infusion from the United States government further strengthened our capital status, which will allow us to assist financial market with much needed liquidity via careful lending to qualified borrowers.

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

2008 Key Performance Indicators

        We believe the following were key indicators of our performance for operations during 2008:

  •
  our total assets grew to $2.45 billion at the end of 2008, or an increase of 11.53% from $2.20 billion at the end of 2007.

  •
  our total deposits grew to $1.81 billion at the end of 2008, or an increase of 2.81% from $1.76 billion at the end of 2007.

  •
  our total loans grew to $2.05 billion at the end of 2008, or an increase of 13.40% from $1.81 billion at the end of 2007.

  •
  total net interest income slightly increased to $82.6 million in 2008, or an increase of 1.56% from $81.4 million in 2007. The smaller increase in net interest relative to the growth in our loan portfolio was primarily due to numerous federal funds rate reductions in 2008, which lowered our net interest margin.

  •
  total noninterest income decreased to $20.6 million in 2008, or a decrease of 8.58% from $22.6 million in 2007. This decrease was primarily due to a reduction in the volume and premium rate on SBA loan sales under the weakened national economy, which is attributable primarily to the ongoing financial crisis.

  •
  total noninterest expense increased to $48.4 million in 2008, or 7.94% from $44.8 million in 2007. The increase is mainly due to an increase in our FDIC deposit insurance premium, stock compensation expenses attributable to the 2008 Stock Option Plan, and personnel and premises expenses associated with our business growth. Nonetheless, due to our continuous effort in minimizing operating expenses, noninterest expenses as a percentage of average assets were lowered to 2.1% in 2008 from 2.2% in 2007.

  •
  our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income) remained at a relatively low level (below 50%), at 46.9% and 43.1% in 2008 and 2007, respectively.

        Net income available for common shareholders for 2008 decreased to $26.3 million, or $0.90 per diluted common share, as compared with $26.8 million, or $0.91 per diluted common share in 2007. The decrease in net income is primarily attributable to a change of management strategy to shift our efforts and focus of from promoting profit growth to improving loan portfolio quality. These changes are discussed in more detail in the section of this Report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

2009 Outlook

        As we look ahead to 2009, we expect that the declining economy and real estate markets in our primary market areas will continue to be significant determinants to the quality of our assets in future periods, and thus, to our results of operations, liquidity and financial condition. Due to the gradual decrease in housing prices since late 2006, and the emergence of the financial crisis during the second half of 2008, the real estate market and our overall economy are generally declining. The national economy has reached its lowest point since 2000, and we anticipate a further decline in 2009. In an attempt to stimulate the economy, the Federal Reserve Board has aggressively cut the federal funds rate by 100 to 75 basis points to the unprecedentedly low level of 0.00% to 0.25% as of December 16, 2008. Prior to that, the rates had already been reduced six times, including 50 basis points reductions on October 8, 2008 and October 29, 2008. In addition to federal funds rate cuts, the Federal Reserve Board has been aggressively selling treasury instruments to pump money and liquidity into the banking system and the credit market in an attempt boost spending, ease lending and the shorting pressure of the market. We expect that the deterioration of our economy will negatively affect our asset quality. Responding proactively to this anticipated business environment, we shifted our focus from growth to improvement of our asset quality. Since 2007, we have strengthened loan underwriting standards and have been carefully scrutinizing any exceptions to our loan policy. We anticipate these changes will result in loan growth that is slower than our historic levels, but we also anticipate a corresponding improvement in the quality of our loan portfolio.

        We expect that the financial crisis will continue and will have widespread effects across different industries and countries. We therefore expect the general economy to continue to slow in 2009. Nonetheless, the U.S. government is implementing several initiatives in an attempt to stimulate the national economy. On October 3, 2008, EESA was enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system. On October 14, 2008, the U.S. Treasury established the TARP Capital Purchase Program under the authority granted by the EESA. Under the TARP Capital Purchase Program, the U.S. Treasury made

$250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments. Like many other sound financial institutions, we voluntarily participated in the Capital Purchase Program and received $62.2 million in additional funding that has further strengthened our capital position.

        In addition, the Federal Reserve Board has aggressively purchased treasury securities and reduced the federal funds rates as means to improve market liquidity and encourage banks to make credit available to qualified borrowers. On February 17, 2009, ARRA was enacted by the U.S. Congress, providing an additional approximately $787 billion to stimulate the national economy. We are optimistic that these government initiatives will result in some economic recovery during the latter half of 2009 and 2010.

        In contrast, in response to the current weak economic conditions, the FDIC issued a letter indicating that it intends to charge a special assessment in 2009 and that assessment may be as much as 20 basis points based on our deposits or assessment base as of June 30, 2009, but the actual amount has not been determined by the FDIC. We expect to accrue and record this one-time expense when FDIC finalizes the assessment in the second quarter of 2009, and to incur the actual payment in the third quarter of 2009.

        On a micro economic level within our own business, we plan to continue to focus on management of our net interest margin through 2009 and beyond. We are liability sensitive for the first year time frame, meaning that more interest bearing liabilities will reprice than interest earning assets in 2009. However, we should begin to see opposite movement by the first quarter of 2010 because we are more asset sensitive in the long term as interest earning assets will re-price more quickly than interest bearing liabilities. In general, based upon our current mix of deposits, loans and investments, a decrease in interest rates would result the increase of net interest margin and NPV. Increases in interest rates would be expected to have opposite effect. However, given in the current low interest rate environment, further decreases in interest rate will result in net interest margin as shown in our simulation results below.

        It is our expectation that the strategic change toward more moderate and quality loan growth will reduce the volume of our higher yielding, higher risk loans. Although we did not have any subprime borrowers in our current loan portfolio, it is our belief that a more stringent lending strategy is to our benefit in managing loan losses in the current economic environment. As a result, our net interest margin should experience only moderate growth. To complement these strategic changes, explore new business opportunities and reduce costs, we plan to extend our market coverage into the East Coast of the U.S. We also plan to continue our core deposit campaign that links monetary awards to core deposit growth. We expect that these measures will benefit our net interest margin going forward.

        Notwithstanding the overall slower national economy, we believe that there will be slower but continual economic growth in our niche market areas, which includes the Korean-American business sectors located in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We expect that this growth will be mainly attributable to an anticipated capital influx from the Republic of Korea because of the successful passage of the Republic of Korea—United States Free Trade Agreement in October 2008, and admission of Korea into the United States' Visa Waiver Program in November 2008. Accordingly, we therefore believe that we will continue to grow, provided that such growth will be at a more controlled pace than we have experienced in the past few years. The reduction in our growth rate is expected to result in a healthier balance sheet, as we expect to see fewer non-performing loans. Hence, our asset base is expected to be of better quality with more core-deposits.

        We will continue to consider opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional LPOs. We are currently in the planning process of opening our third New York branch in Flushing during the first quarter of 2009. We believe the third New York branch, together with the existing Fort Lee, New Jersey branch and the two existing New York branches, will be a critical part of our planned expansion strategy, especially in the East Coast market of the U.S. because of its high level of small business activity and diverse population.

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

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified several accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and mortgage servicing assets related to the sales of SBA loans, and the treatment and valuation of stock-based compensation and business combination. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

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

        Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

        The classification and accounting for investment securities are discussed in detail in Notes 1 and 2 of the consolidated financial states presented elsewhere in this report Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of stockholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to the average of at least two quoted market prices obtained from independent external brokers or independent external pricing service providers who have experience in valuing these securities. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform a monthly analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgment and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2008. Investment securities are discussed in more detail in Note 2 of our consolidated financial statements presented later in this report.

        As required under Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, and EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for our portfolio of residual securities and pooled trust preferred securities. We consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

        As of December 31, 2008 and December 31, 2007, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 and 2007 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 and 2007 until the market value recovers or the securities mature.

Small Business Administration Loans

        Certain SBA loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee ("ESF"). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The sales gain is recognized from the difference between the proceeds and the book value allocated to the sold portion.

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

        We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs), and (ii) interest-only strip, or "I/O strip," receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Prior to December 31, 2006, the servicing asset is amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. On January 1, 2007, we adopted SFAS No. 156, Accounting for Servicing of Financial Assets, and selected a fair value measurement method to measure our servicing assets and liabilities and recognized a one time increase in their fair value of $80,000, net of tax effects. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings. I/O strips are amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

Allowance for Loan Losses

        Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management's view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of the allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

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

        The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, we evaluate each loan except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan's expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

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

        In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio. The factors currently considered are, but are not limited to: concentration of credit, delinquency trend, nature and volume of loan trend, non-accrual and problem loan trends, loss and recovery trend, quality loan review, lending and management staff, lending policies and procedures, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

        The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components.

        Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower's financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower's financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, including off-balance sheet credit exposures which are reported separately as part of other liabilities, the adequacy of the allowance is considered in its entirety.

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

Other Real Estate Owned

        Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower than the loan balance. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property's estimated fair value incorporates (i) revenues projected to be realized from disposal of the property, (ii) construction and renovation costs, (iii) marketing and transaction costs, and (iv) holding costs (e.g., property taxes, insurance and homeowners' association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Bank Owned Life Insurance ("BOLI") Obligation

        Under EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Slit-Dollar Life Insurance Arrangements, an employer is required to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity's first fiscal year after December 15, 2007. We adopted EITF 06-4 on January 1, 2008 using the later option based on the future death benefit. Upon this adoption, we recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to our current year's beginning equity. During the year of 2008, the increases in BOLI expense and liability related to the adoption of

EITF 06-4 was $144,000, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements.

Goodwill

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will no longer be amortized, but rather be subject to impairment testing at least annually. We tested goodwill for impairment as of December 31, 2008.

Income Taxes

        We accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

        We record net tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to reduce the current period provision for income taxes.

        Our effective tax rates were often lower than the statutory rates. This was mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of BOLI and low income housing tax credit funds.

        In 2007, we adopted the provision of FASB Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As a result of the implementation of the Interpretation, the Company recognized an increase in the liability for unrecognized tax benefit of $153,000 and related interest of $9,000. As of December 31, 2008, the total unrecognized tax benefit that would affect the effective rate if recognized was $333,000, and related interest was $36,000 (see Note 13).

Stock-Based Compensation

        We issued stock-based compensation to certain employees, officers, and directors. On January 1, 2006, we adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123R allows for two alternative transition methods. We follow the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

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

        Our average net loans were $1.93 billion in 2008, as compared with $1.65 billion in 2007 and $1.41 billion in 2006, representing similar increases of 17.2% in both 2008 and 2007, respectively, from each of the prior annual periods and average interest-earning assets were $2.17 billion in 2008, as compared with $1.90 billion in 2007 and $1.70 billion in 2006, representing increases of 14.3% and 11.9% in 2008 and 2007, respectively, from each of the prior annual periods. Our average interest-bearing deposits also increased by 1.8% to $1.45 billion in 2008, as compared with $1.42 billion in 2007, after increasing 12.3% in 2007 from $1.27 billion in 2006. Together with other borrowings (see "Financial Condition—Deposits and Other Sources of Funds" below), average interest-bearing liabilities increased by 17.9% to $1.82 billion in 2008, as compared with $1.54 billion in 2007, after increasing by 13.0% in 2007 from $1.37 billion in 2006.

        The Federal Reserve Board's rate decreases since September 2007 resulted in a slight decrease in our average yield on interest-earning assets to 8.29% in 2007 from 8.32% in 2006. In response to the declining national economy, the Federal Reserve Board further reduced the federal funds rate seven times in 2008. Since the last rate reduction on December 16, 2008, the current federal funds rate has been 0.00% to 0.25%, an unprecedentedly low level. Accordingly, the average yield on interest-earning assets sharply decreased to 6.84% in 2008. During the same time periods, the rates for deposits in our local markets remained competitive, which required us to closely monitor our cost of funds so that it would be in line with our yield on assets. Our average yield on interest earning assets decreased 145 basis points to 6.84% in 2008 from 8.29% in 2007 and 8.32% in 2006. As a result, interest income decreased 5.7% to $148.6 million in 2008, as compared to $157.6 million in 2007. Consistent to the drop in interest income, interest expense decreased 13.5% to $66.0 million in 2008, as compared with $76.3 million in 2007. In 2007, interest income grew 11.5% to $157.6, as compared with $141.4 million in 2006. The growth in interest income, however, was outpaced by a 17.7% increase in interest expense to $76.3 million in 2007 from $64.8 million in 2006.

        The combined result of our growth and careful monitoring efforts with respect to cost of funds resulted in an increase in our net interest income. Net interest income increased 1.6%, or $1.3 million, to $82.6 million in 2008, following an increase of 6.2%, or $4.8 million in 2007 to $81.4 million from $76.6 million in 2006. Impacted by the Federal Reserve Board's rate cuts and the stiff deposit competition among financial institutions, our net interest spread and net interest margin deteriorated in 2008 to 3.21% and 3.80%, respectively, lowered from 3.35% and 4.28% in 2007, and 3.58% and 4.51% in 2006.

        The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Net loans(1)	$1,933,048	$137,630	7.12%	$1,649,130	$144,740	8.78%	$1,407,250	$127,840	9.08%
Securities of government sponsored enterprises	212,126	10,035	4.73%	173,581	8,765	5.05%	173,985	7,687	4.42%
Other investment securities	15,355	714	4.65%	25,392	1,210	4.77%	20,588	969	4.71%
Federal funds sold	13,262	254	1.91%	54,026	2,921	5.41%	97,198	4,886	5.03%
Interest-earning deposits	—	—	—	—	—	—	427	18	4.26%

Total interest-earning assets	2,173,791	148,633	6.84%	1,902,129	157,636	8.29%	1,699,448	141,400	8.32%
Total noninterest-earning assets	157,238			147,205			133,920

Total assets	$2,331,029			$2,049,334			$1,833,368

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	402,323	13,147	3.27%	445,130	20,090	4.51%	356,602	15,151	4.25%
Super NOW deposits	21,290	286	1.34%	22,511	297	1.32%	20,853	245	1.18%
Savings deposits	38,250	1,297	3.39%	29,816	710	2.38%	25,093	332	1.32%
Time certificates of deposit in denominations of $100,000 or more	797,404	29,840	3.74%	776,697	40,516	5.22%	706,729	36,082	5.11%
Other time deposits	186,639	7,342	3.93%	146,837	7,153	4.87%	155,741	7,133	4.58%
FHLB advances and other borrowings	287,566	9,287	3.23%	49,407	2,067	4.18%	39,755	1,543	3.88%
Junior subordinated debenture	87,321	4,815	5,51%	73,904	5,453	7.38%	61,547	4,337	7.05%

Total interest-bearing liabilities	1,820,793	66,014	3.63%	1,544,302	76,286	4.94%	1,366,320	64,823	4.74%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	298,163			315,177			310,031
Other liabilities	24,833			25,718			23,974

Total noninterest-bearing liabilities	322,996			340,895			334,005
Shareholders' equity	187,240			164,137			133,043

Total liabilities and shareholders' equity	$2,331,029			$2,049,334			$1,833,368

Net interest income		$82,619			$81,350			$76,577

Net interest spread(2)			3.21%			3.35%			3.58%

Net interest margin(3)			3.80%			4.28%			4.51%

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $4,155,000, $6,692,000, and $5,914,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2008 vs. 2007 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2007 vs. 2006 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$22,675	$(29,785)	$(7,110)	$21,352	$(4,452)	$16,900
Securities of government sponsored enterprises	1,851	(581)	1,270	(18)	1,096	1,078
Other Investment securities	(467)	(29)	(496)	229	12	241
Federal funds sold	(1,437)	(1,230)	(2,667)	(2,310)	345	(1,965)
Interest-earning deposits	—	—	—	(18)	—	(18)

Total interest income	22,622	(31,625)	(9,003)	19,235	(2,999)	16,236

Interest expense:
Money market deposits	(1,794)	(5,149)	(6,943)	3,949	990	4,939
Super NOW deposits	(16)	5	(11)	21	31	52
Savings deposits	235	352	587	72	306	378
Time certificates of deposit in denominations of $100,000 or more	1,054	(11,730)	(10,676)	3,636	798	4,434
Other time deposits	1,721	(1,532)	189	(420)	440	20
FHLB advances and other borrowings	7,793	(573)	7,220	397	127	524
Junior subordinated debenture	886	(1,524)	(638)	904	212	1,116

Total interest expense	9,879	(20,151)	(10,272)	8,559	2,904	11,463

Change in net interest income	$12,743	$(11,474)	$1,269	$10,676	$(5,903)	$4,773

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $4,155,000, $6,692,000, and $5,914,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

Provision for Loan Losses and Provision for Loan Commitments

        In anticipation of credit risk inherent in our lending business and the recent ongoing financial crisis, we set aside allowances through charges to earnings. Such charges were not made only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which are presented as a component of other liabilities.

        Although we have enhanced our stringent loan underwriting standards and proactive credit follow-up procedures, we experienced a substantial increase of the provision for loan losses because of the weak economy, the decline in the real estate market, and the unprecedented nationwide increase in loan defaults and foreclosures. With our enhanced credit underwriting procedures and a tightening of our loan growth, our provision for loan losses decreased to $12.1 million in 2008 from $15.0 million in 2007. However, the loan loss provisions for the recent two years have substantially increased, as compared with $6.0 million in 2006. The increases in our provisions were primarily to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see "Nonperforming Assets" below for further discussion). The $12.1 million provision in 2008 was net of a recovery of $755,000 to the reserve for loan commitments, while the $15.0 million and $6.0 million provisions in 2007 and 2006 included $1,107,000 and $104,000 provisions to the reserve for loan commitments, respectively. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Noninterest Income

        Total noninterest income decreased to $20.6 million in 2008, as compared with $22.6 million and $26.4 million in 2007 and 2006, respectively. Noninterest income was 0.9% of average assets in 2008, lowered from 1.1% and 1.4% in 2007 and 2006, respectively. We currently earn non-interest income from various sources, including an income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

        The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

	2008		2007		2006
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$11,964	58.0%	$9,781	43.3%	$9,554	36.2%
Loan-related servicing fees	3,174	15.4%	2,133	9.4%	2,099	8.0%
Gain on sale of loans	2,186	10.6%	7,502	33.2%	11,642	44.1%
Income from other earning assets	1,248	6.0%	1,148	5.1%	1,045	3.9%
Other income	2,074	10.0%	2,020	9.0%	2,060	7.8%

Total	$20,646	100.0%	$22,584	100.0%	$26,400	100.0%

Average assets	$2,331,029		$2,049,334		$1,833,368

Noninterest income as a % of average assets		0.9%		1.1%		1.4%

        Our largest source of noninterest income in 2008 was service charge income on deposit accounts, which represented over 58% of total noninterest income. Service charges increased to $12.0 million in 2008, as compared with $9.8 million and $9.6 million in 2007 and 2006, respectively. The increase in services charge income was primarily due to our increase of over 20% during February 2008 in the services charges we apply to our customers' deposit accounts. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

        Our second largest source of non-interest income was loan-related servicing fees, which represented approximately 15% of our total non-interest income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In 2008, it increased to $3.2 million, as compared with $2.1 million in both 2007 and 2006. The 2008 increase of $1.0 million increase was primarily attributable to $0.7 million more in income related to a smaller disposal of servicing assets and I/O strips of $1.1 million, such contra income were $1.8 million and $1.4 million in 2007 and 2006, respectively. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and I/O strips that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

        Our third largest source of noninterest income was the gain on sale of loans, representing approximately 11% of our total noninterest income in 2008. This category of income has substantially decreased to $2.2 million in 2008 from $7.5 million and $11.6 million in 2007 and 2006, respectively. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in government securities secondary markets and retain servicing rights. Due to the weakened economy and ongoing financial crisis, our SBA loan production levels decreased to $63.3 million in 2008 as compared with $139.5 million and $151.1 million in 2007 and 2006, respectively, and accordingly the gain on sale of the guaranteed portions of SBA loans decreased to $2.2 million in 2008, as compared with $5.9 million in 2007 and $8.4 million in 2006. The $3.7 million decrease in gain of guaranteed portion of SBA loan sales in 2008 was primarily attributed to the lowered sales volume and decrease in sales premium rates from 6.7% in 2007 to 5.3% in 2008. There was no sale of the unguaranteed portion of SBA loans in 2008, which resulted in no gain on sale for the year, as compared with $1.5 million, and $3.1 million in 2007, and 2006, respectively. This source of noninterest income also includes sales gains on residential mortgage loans. However, due to the decline of the residential mortgage market, sale transactions of residential mortgage loans were low, so the gain on such sales decreased to $19,000 in 2008, as compared with $121,000 and $225,000, in 2007 and 2006.

        Income on other earning assets represents income from earning assets other than interest-earning assets, such as dividend income from FHLB stock ownership and the increase in cash surrender value of BOLI. Such income was $1.2 million, $1.1 million and $1.0 million in 2008, 2007 and 2006, respectively. The $100,000 change in 2008 was primarily due to $43,000 increase in BOLI interest income, and $58,000 increase in FHLB dividend income. Similarly in 2007, the $103,000 increase in income was also primarily attributable to an additional BOLI interest and FHLB stock dividends.

        Other income represented income from miscellaneous sources, such as loan referral fees, SBA loan packaging fees, gain on sale of investment securities and excess of insurance proceeds over carrying value of an insured loss that generally increases as our business grows. Other income increased to $2.1 million in 2008, as compared with $2.0 million in 2007 and $2.1 million in 2006.

Noninterest Expense

        Total noninterest expense increased to $48.4 million in 2008 from $44.8 million in 2007 which previously increased from $41.2 million in 2006. These increases were primarily attributable to the increase in stock compensation expenses for new stock options granted in June 2008 and various expenses associated with the integration of our new Los Angeles office opened in August 2008. However, due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain noninterest expenses as a percentage of average assets at a low level of 2.1% in 2008, as compared with 2.2% in both 2007 and 2006. Management believes that its efforts in cost-cutting and revenue diversification have effectively maintained our operational efficiency at comparatively low levels in 2008. Despite the weak economic conditions, our efficiency ratio has only slightly increased to 46.9% in 2008, from 43.1% in 2007 and $40.0% in 2006.

        The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

	2008		2007		2006
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)

Salaries and employee benefits	$26,517	54.8%	$24,437	54.5%	$23,823	57.8%
Occupancy and equipment	6,128	12.7%	5,302	11.8%	4,554	11.0%
Data processing	3,111	6.4%	3,089	6.9%	2,450	5.9%
Professional fees	1,840	3.8%	1,392	3.1%	1,143	2.8%
Outsourced service for customers	1,556	3.2%	1,783	4.0%	1,349	3.3%
Deposit insurance premium	1,285	2.7%	923	2.1%	187	0.5%
Advertising and promotional	1,016	2.1%	1,230	2.7%	1,256	3.0%
Office supplies	729	1.5%	702	1.6%	709	1.7%
Communications	437	0.9%	483	1.1%	462	1.1%
Directors' fees	431	0.9%	554	1.2%	535	1.3%
Investor relation expenses	307	0.6%	294	0.7%	262	0.6%
Amortization of investments in affordable housing partnerships	809	1.7%	532	1.2%	329	0.8%
Amortization of other intangibles assets	298	0.6%	298	0.7%	185	0.4%
Other	3,936	8.1%	3,820	8.4%	3,988	9.8%

Total	$48,400	100.0%	$44,839	100.0%	$41,232	100.0%

Average assets	$2,331,029		$2,049,334		$1,833,368

Noninterest expense as a % of average assets		2.1%		2.2%		2.2%

        Salaries and employee benefits historically represent more than half of our total noninterest expense and generally increase as our branch network and business volume expand. These expenses increased to $26.5 million in 2008, as compared with $24.4 million in 2007 and $23.8 million in 2006, representing increases of 8.5% and 2.6% in 2008 and 2007, respectively, over each of the prior year periods. The $2.1 million increase in 2008 over 2007 was the result of overall compensation increases, coupled with $0.8 million increase in stock compensation attributable to the new options granted in June 2008 under the 2008 Stock Option Plan. Although additional staffing was necessitated by our new office openings and business growth in the past 12 months, we have successfully controlled and maintained our total number of employees through effective allocation of our human resources. The number of full-time equivalent employees decreased to 348 in December 2008, as compared with 368 and 330 in 2007 and 2006, respectively. Nonetheless, our steady asset growth helped us increased assets per employee to $7.0 million, as compared with $6.0 million and $6.1 million at the end of 2008, 2007 and 2006, respectively.

        Occupancy and equipment expenses represent approximately 10% to 13% of total noninterest expenses and totaled $6.1 million in 2008, compared to $5.3 million in 2007 and $4.6 million in 2006, representing increases of 15.6% and 16.4% in 2008 and 2007, respectively, over each of the prior year periods. These increases were attributable primarily to the expansion of our office network and the additional office space and lease expenses for our new California branch office opened in August 2008. Similarly, the 2007 increases were primarily attributed to the addition of our Bayside branch, while the increases in 2006 were primarily attributed to our first two branches in the New York-New Jersey area.

        Data processing expenses remained constant at $3.1 million in 2008 and 2007, which previously increased 26.1% from $2.5 million in 2006. The increase in data processing in 2007 corresponded to the growth of our business. Since we exercised extra caution in limiting expenses in 2008, we were successful in keeping this overhead cost down in the current year.

        Professional fees generally increase as we grow and we expect these expenditures continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $1.8 million, $1.4 million, and $1.1 million, or 3.8%, 3.1%, and 2.8% of total noninterest expense, in 2008, 2007 and 2006, respectively. The $448,000 increase in 2008 was mainly attributable to the $215,000 increase in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations, and the $234,000 increase in fees related to consulting, system test, and various accounting and auditing services. Similarly in 2007, the $249,000 increase was mainly attributable to the legal and accounting fees incurred for various legal consultations and to comply with the enhanced financial reporting requirements of the Sarbanes-Oxley Act, or SOX.

        Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, with our successful cost control measures, these expenses decreased to $1.6 million in 2008, as compared with $1.8 million in 2007 and $1.3 million in 2006.

        Deposit insurance premium expenses represent The Financing Corporation (FICO) and FDIC insurance premium assessments. In 2008, these expenses increased to $1,285,000 from $923,000 in 2007, which was primarily attributable to the new $251,000 FDIC risk insurance premium assessment beginning in the second quarter of 2007. Prior to the second quarter of 2007, only FICO premium of $50,000 was assessed. In addition to the regular $251,000 FDIC risk insurance premium assessment, there was another additional $90,000 increase in the FDIC risk insurance premium assessment attributable to a temporary increase in deposit insurance coverage in the fourth quarter of 2008 as part of the FDIC's Temporary Liquidity Guarantee Program. (see related discussion in Item 1, Business). Because there was no FIDC deposit insurance assessment and only an approximate $50,000 FICO premium was assessed prior to 2007, the expenses in this category were only $187,000 in 2006.

        Advertising and promotional expenses decreased to $1.0 million in 2008 from $1.2 million in 2007, which previously decreased from $1.3 million in 2006, representing 2.1%, 2.7%, and 3.0% of total noninterest expenses in 2008, 2007 and 2006, respectively. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The expenses have been decreasing in the past two years, which was primarily attributable to our cost management efforts and the stabilization of our east coast expansion.

        Noninterest expense, other than the categories specifically addressed above, increased by $264,000, or 4.0%, to $6.9 million in 2008 from $6.7 million in 2007. The increase represents a normal growth in association with the growth of our business activities and was in line with our expectation. In 2007, noninterest expenses remained roughly the same, as compared with 2006, which has a balance of $6.5 million.

        As a result of our cost control effort, noninterest expense increased less rapidly at 7.9% in 2008 and 8.7% in 2007, as compared with 20.5% in 2006. Our successful expansion into the New York/New Jersey market in the previous years has paved the groundwork for our further expansion into the east coast in 2008 and beyond. Accordingly, we did not see the same level of increases in expenses in 2008 and 2007, as compared with 2006. Although management anticipates that noninterest expense will continue to increase as we continue to grow, we remain committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

        For the year ended December 31, 2008, we made a provision for income taxes of $16.3 million on pretax net income of $42.8 million, representing an effective tax rate of 38.1%, as compared with a provision for income taxes of $17.3 million on pretax net income of $44.1 million, representing an effective tax rate of 39.2% for 2007, and a provision of $21.8 million on pretax net income of $55.7 million, representing an effective tax rate of 39.1% for 2006.

        The effective tax rate in 2008 was slightly lower than those in prior years due primarily to an increase in low income housing tax credit funds and the effect of a change in our 2007 estimated tax provision. Our lower effective tax rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of BOLI and low income housing tax credit funds (see "Other Earning Assets" for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense accounts for the change in deferred tax assets (liabilities) from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2008, 2007 and 2006, we had net deferred tax assets of $12.1 million, $9.2 million and $9.7 million, respectively.

        On January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. As a result of applying the provisions of FIN 48, we recognized an increase in the liability for unrecognized tax benefit of $153,000 and related interest of $9,000. As of December 31, 2008, the total unrecognized tax benefit that would affect the effective rate if recognized was $333,000. The adjustment was solely related to the state exposure from California Enterprise Zone net interest deductions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of the December 31, 2008, the total accrued interest related to uncertain tax positions was $36,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        We file United States federal and state income tax returns in jurisdictions with varying statue of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. We are currently under examinations for the 2005 and 2006 tax years under the California Franchise Tax Board and the New York State Department of Taxation and Finance. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not expect the examination results will have a material impact on our consolidated financial statement as of December 31, 2008 (see Note 13).

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

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2008, 2007, and 2006, we had $30.0 million, $10.0 million and $130.0 million, respectively, in overnight federal funds sold and repurchase agreements. We did not have any interest bearing deposits in other financial institutions as of December 31, 2008, 2007, and 2006.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. As of December 31, 2008, our investment portfolio is primarily comprised of United States government agency securities, accounting for 94% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 3% investment in corporate debt and 3% in municipal debt securities. Among all of our corporate and municipal debt securities, 95% carry the top rating of "Aaa/AAA", while the remaining 5%, or $5.5 million, carry an intermediate "Investment Grade" rating of at least "Baa1/BBB+" or above. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2008. We classified our investment securities as "held-to-maturity" or "available-for-sale" Pursuant to SFAS No. 115. We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, and we adopted FASB Staff Position ("FSP") SFAS No. 157-3 effective October 10, 2008. Pursuant to the fair value election option of SFAS No. 159, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under SFAS No. 115. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in 2008. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $229.1 million as of December 31, 2008.

        The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$—	$—	$7,000	$7,001	$14,000	$13,845
Collateralized mortgage obligations	139	135	164	151	196	181
Municipal securities	—	—	220	220	425	419

Total held-to-maturity securities	$139	$135	$7,384	$7,372	$14,621	$14,446

Available for Sale:
Securities of government sponsored enterprises	$25,952	$26,187	$64,932	$65,175	$87,809	$87,511
Mortgage backed securities	124,549	125,513	60,470	60,557	21,033	20,917
Collateralized mortgage obligations	62,557	63,303	73,416	73,286	38,650	38,260
Corporate securities	7,048	6,953	17,390	17,484	13,445	13,387
Municipal securities	7,323	7,180	7,725	7,754	7,725	7,763

Total available-for-sale securities	$227,429	$229,136	$223,933	$224,256	$168,662	$167,838

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2008:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Collateralized mortgage obligations	$—	—	$139	3.95%	$—	—	$—	—	$139	3.95%
Available-for-sale:
Securities of government sponsored enterprises	2,066	5.25%	15,075	3.78%	9,046	3.71%	—	—	26,187	3.87%
Mortgage backed securities	8,927	4.14%	904	5.62%	526	5.39%	115,156	5. 06%	125,513	5.00%
Collateralized mortgage obligations	52,703	4.73%	10,600	5.77%	—	—	—	—	63,303	4.91%
Corporate securities	—	—	6,953	5.41%	—	—	—	—	6,953	5.41%
Municipal securities	—	—	—	—	4,519	3.75%	2,661	4.31%	7,180	3.96%

Total investment securities	$63,696	4.67%	$33,671	4.79%	$14,091	3.79%	$117,817	5.04%	$229,275	4.83%

        Our investment securities holdings decreased by $2.4 million, or 1.0%, to $229.3 million at December 31, 2008, compared to holdings of $231.6 million at December 31, 2007. Holdings at December 31, 2006 were $182.5 million. Total investment securities as a percentage of total assets were 9.4% and 10.5% at December 31, 2008 and 2007, respectively, compared to 9.1% at December 31, 2006. As of December 31, 2008, investment securities having a carrying value of $221.8 million were pledged to secure certain deposits.

        As of December 31, 2008, held-to-maturity securities, which are carried at their amortized costs, decreased to $0.1 million from $7.4 million and $14.6 million at December 31, 2007 and 2006, respectively. The $7.3 million reduction in 2008 was due to $7.0 million investments being called and the remainder $0.3 million matured, while the entire $7.2 million reduction in 2007 was due to investments being called. Available-for-sale securities, which are stated at their fair market values, increased to $229.1 million at December 31, 2008 from $224.3 million and $167.8 million at December 31, 2007 and 2006, respectively. The $4.8 million increase in 2008 represented $3.4 million net purchases and $1.4 million unrealized gain, while the $56.5 million increase in 2007 represented $55.4 million net purchases and $1.1 million unrealized gain. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007, respectively (dollars in thousands):

As of December 31, 2008

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage-backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)

	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of December 31, 2007

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$—	$—	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligations	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)

	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

        As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000, and total unrealized losses more than 12 months old were $67,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million. As of December 31, 2007, the total unrealized losses less than 12 months old were $61,000 and total unrealized losses more than 12 months old were $488,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $46.1 million at December 31, 2007, and those with unrealized losses more than 12 months old were $21.1 million.

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

        We performed detailed evaluation of the investment portfolio in assessing individual positions that have market values that have declined below cost. In assessing whether there was other-than-temporary impairment, we considered in a disciplined manner:

  •
  Whether or not all contractual cash flows due on a security will be collected; and

  •
  Our positive intent and ability to hold the debt security until recovery in fair value or maturity

        A number of factors are considered in the analysis, including but not limited to:

  •
  Issuer's credit rating;

  •
  Likelihood of the issuer's default or bankruptcy;

  •
  Collateral underlying the security;

  •
  Industry in which the issuer operates;

  •
  Nature of the investment;

  •
  Severity and duration of the decline in fair value; and

  •
  Analysis of the average life and effective maturity of the security.

        We do not believe that any individual unrealized loss as of December 31, 2008 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs, that had previously been rated "Aaa/AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income increased by $242.5 million, or 13.40%, to $2.05 billion at December 31, 2008 from $1.81 billion at December 31, 2007. Total loans net of unearned income were $1.56 billion, $1.26 billion and $1.02 billion at December 31, 2006, 2005 and 2004, respectively. Total loans net of unearned income as a percentage of total assets were 83.7%, 82.4%, 77.7%, 75.8%, and 80.6% for 2008, 2007, 2006, 2005 and 2004, respectively.

        In the ordinary course of our business, we originate and service our own loans. For salable loans that we choose to sell in the secondary market, we sell them with representations and warranties generally consistent with industry practices, but without recourse. The exception is SBA loans, and it is our practice to resell these loans in the secondary market for the guaranteed portion with 90-day recourse. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. And, for all loans we originate and carry, we have not had any subprime loans.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses thereon. The properties may be either user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.60 billion, $1.39 billion, $1.18 billion, $1.01 billion, and $0.86 billion, as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Real estate secured loans as a percentage of total loans were 77.8%, 76.6%, 75.8%, 80.1%, and 84.2% at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Because of the decline of the national real estate market and as a result of our target marketing efforts for unsecured business and commercial loans, the volume of our real estate secured loans as a percentage of our total loan portfolio has decreased in the 2008, 2007 and 2006, compared to the prior years, and we believe there will be further decreases going forward. We offer a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. However, we are extremely cautious at offering such unconventional loans to our customers, and currently we carried no subprime loans in our portfolio. Most of our salable loans are transferred to the secondary market, but we retain a portion on our books as portfolio loans. This secondary market has become less active compared to the prior years as a result of the general decline in the real estate market and the fact that a few key purchasers in the market have experienced financial difficulties due to the ongoing credit crisis. Our total home mortgage loan portfolio outstanding at the end of 2008 and 2007 were $42.4 million and $38.0 million, respectively, and they represented only a small fraction of our total loan portfolio at 2.4% in 2008 and 2.1% in 2007. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2008 were $2.1 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $2.8 million and $1.2 million, respectively, at December 31, 2006.

        Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $389.2 million, $330.1 million, $278.2 million, $190.8 million, and $136.0 million at the end of 2008, 2007, 2006, 2005 and 2004, respectively. Commercial and industrial loans were 18.9%, 18.2%, 17.8%, 15.1%, and 13.3% as a percentage of total loans at the end of 2008, 2007, 2006, 2005 and 2004, respectively. Such increases in recent years were mainly caused by our marketing strategy, which targets the relationship-based accounts, such as unsecured business and commercial loans. In the current economic environment, we exercise more due diligence in acquiring new loans. Consequently, we expect that our loan portfolio will continue to grow, but at a more controlled pace.

        Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2008, the balance of consumer loans was down by $9.9 million to $23.7 million, as compared with $33.6 million, $53.1 million, $42.9 million and $18.8 million at the end of 2007, 2006, 2005 and 2004, respectively. Consumer loans as a percentage of total loans have historically been minimal.

        Construction loans are generally extended as a temporary financing vehicle only, which also represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. As a result, construction loans decreased to $43.2 million as of December 31, 2008, as compared with $59.4 million, $46.3 million and $17.4 million and $7.0 million at the end of 2007, 2006, 2005 and 2004, respectively.

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

        The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

	Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Construction	$43,180	$59,443	$46,285	$17,366	$6,972
Real estate secured	1,599,627	1,385,986	1,183,030	1,011,513	858,998
Commercial and industrial	389,217	330,052	278,165	190,796	135,943
Consumer	23,669	33,569	53,059	42,885	18,810

Total loans net of unearned income	$2,055,693	$1,809,050	$1,560,539	$1,262,560	$1,020,723

Participation loans sold and serviced by the Company	$314,988	$338,166	$336,652	$273,876	$235,534

Construction	2.1%	3.3%	3.0%	1.4%	0.7%
Real estate secured	77.8%	76.6%	75.8%	80.1%	84.2%
Commercial and industrial	18.9%	18.2%	17.8%	15.1%	13.3%
Consumer	1.2%	1.9%	3.4%	3.4%	1.8%

Total loans net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

        The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2008. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at

December 31, 2008 before netting unearned income totaling $4.2 million and the gross amount of non accrual loans of $22.5 million is not included:

Loan Maturities and Repricing Schedule

	At December 31, 2008,
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Construction	$43,180	$—	$—	$43,180
Real estate secured	681,173	811,212	92,696	1,585,081
Commercial and industrial	362,097	16,470	2,543	381,110
Consumer	18,347	5,476	—	23,823

Total loans	$1,104,797	$833,158	$95,239	$2,033,194

Loans with variable (floating) interest rates	$938,053	$22,790	$—	$960,843
Loans with predetermined (fixed) interest rates	$166,744	$810,368	$95,239	$1,072351

        The majority of the properties that we take as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country have generally increased in the last 10-year span from 1996 to 2006. Since late 2006, we have started to see below-trend growth in GDP and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the later half of 2008, and we observed further decline in the real estate market across the nation. Nonetheless, as of year end 2008, 78.2% of our loans are secured by first mortgages on various types of real estate. We expect to see the decline in real estate values to continue into 2009, so with the current economic conditions, no assurance can be given that property values will not decline further in 2009.

Nonperforming Assets

        Nonperforming assets, or NPAs, consist of nonperforming loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estates owned, or OREO, and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

        Despite the significant growth of our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. However, the general economic condition of the U.S. as well as the local economies in which we do business have shown a gradual decline as the housing sector and GDP growth continued to show weakness in 2008 and the GDP has started to show negative movement. This unfavorable macro economy environment affected the strength of our borrowers' strength, and our NPLs, net of SBA guaranteed portion, increased to $15.6 million at the end of 2008, as compared with $10.6 million, $6.8 million, $2.5 million, and $2.7 million at the end of 2007, 2006, 2005, and 2004, respectively. At December 31, 2008, the NPLs as a percentage of total loans was 0.76%, increased from 0.59%, 0.44%, 0.20% and 0.26% in 2007, 2006, 2005 and 2004, respectively.

        At December 31, 2008, we had $2.7 million as other NPAs, which was comprised of eight OREOs, with seven of those foreclosed in 2008. We have listed the properties for sale as of December 31, 2008. Among those eight OREOs, we have recorded $123,000 provision for one of them, with a total value of $446,000. The OREO was subsequently sold in February 2009 for a small gain of $7,000. At the end of 2007, the majority of our OREO was attributable to a single OREO valued at $133,000, which was foreclosed in the fourth quarter of 2007. At the end of 2006, we had a different OREO, which was subsequently sold in January 2007 at a small loss. At the end of 2005, we had three OREOs as other nonperforming assets with an aggregate value of $294,000, which were subsequently sold without significant losses. Together with OREO and repossessed vehicles, we managed the ratio of NPAs as a percentage of total loans and other nonperforming assets at a relatively low level for the past five years, equaling 0.74%, 0.60%, 0.45%, 0.22% and 0.26% as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2008. See "Allowance for Loan Losses and Loan Commitments" below for further discussion. Except for the $18.2 million disclosed in the table above, as of December 31, 2008, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems do not exist that may not have been brought to the attention of management.

        The following tables provide information with respect to the components of our NPAs as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guaranteed portion for the gross NPAs):

Non-performing Assets

(Dollars in Thousands)

	At December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans:(1)
Real estate secured	$9,334	$8,154	$2,530	$1,171	$2,242
Commercial and industrial	5,874	1,986	2,342	341	401
Consumer	131	154	930	292	0

Total	15,339	10,294	5,802	1,804	2,643

Loans 90 days or more past due and still accruing:
Real estate secured	—	117	208	553	—
Commercial and industrial	213	4	839	111	—
Consumer	—	187	—	—	42

Total	213	308	1,047	664	42

Total nonperforming loans(2)	15,552	10,602	6,849	2,468	2,685
Repossessed vehicles	0	50	95	—	—
Other real estate owned	2,663	133	138	295	—

Total nonperforming assets, net of SBA guarantee	18,215	10,785	7,082	2,763	2,685
Guaranteed portion of nonperforming SBA loans	7,158	4,424	4,266	3,517	3,907

Total gross nonperforming assets	25,373	15,209	11,348	6,280	6,592
Restructured loans	2,161	—	—	—	14

Total gross nonperforming assets and restructured loans	$27,534	$15,209	$11,348	$6,280	$6,606

Nonperforming loans as a percentage of total loans	0.76%	0.59%	0.44%	0.20%	0.26%
Nonperforming assets, net of SBA guarantee, as a Percentage of total loans and other nonperforming assets	0.89%	0.60%	0.45%	0.22%	0.26%
Allowance for loan losses as a percentage of nonperforming loans	189.27%	203.55%	272.38%	567.15%	411.63%

(1)
During the fiscal year ended December 31, 2008, no interest income related to these loans was included in net income. Additional interest income of approximately $2.13 million would have been recorded during the year ended December 31, 2008, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2008 or, if not outstanding throughout the fiscal year ended December 31, 2008, since origination.

(2)
During the fiscal year ended December 31, 2008, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2008, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2008.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. Charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for loan losses and loan commitments is discussed in the section entitled "Provision for Loan Losses and Provision for Loan Commitments" above.

        As a result of our stricter underwriting policies, and the improved due diligence in our loan review process, the net charge-offs in 2008 decreased to $5.0 million, as compared to $11.0 million in 2007. Nonetheless, the net charge-offs in the recent two years were much higher compared to the previous years because the weak business climate adversely impacted the financial condition of a number of our clients. Our net charge-offs were $1.8 million, $0.3 million, and $0.9 million, respectively in 2006, 2005, and 2004. The net charge-offs in 2008 were mainly comprised of $5.2 million of commercial and industrial loan charge-offs, $1.1 million of commercial real estate loan charge-offs, and $0.9 million of consumer loan charge-offs. The $5.0 million net charge-offs represents 0.26% of average total loans in 2008, as compared with 0.66%, 0.13%, 0.03%, and 0.10%, in 2007, 2006, 2005, and 2004, respectively.

        In order to keep pace with the increase of NPLs and the size of our loan portfolio, we increased our allowance for loan losses by 36.4%, or $7.9 million, to $29.4 million at December 31, 2008, as compared with $21.6 million at December 31, 2007. Such allowances were $18.7 million, $14.0 million, and $11.1 million at December 31, 2006, 2005, and 2004, respectively. With the continued increase of the allowance for loan losses and loan commitments in recent years, we were able to maintain the adequate ratio of allowance for loan losses to total loans at 1.48%, 1.19%, 1.20%, 1.11%, and 1.09% at the end of 2008, 2007, 2006, 2005, and 2004, respectively. Management believes that the current ratio of 1.48% is adequate for our loan portfolio because the level of total NPLs as of December 31, 2008 was relatively low at 0.76% of total loans.

        Although management believes our allowance at December 31, 2008 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balances:
Allowance for loan losses:
Balances at beginning of year	$21,579	$18,654	$13,999	$11,111	$9,011

Actual charge-offs:
Real estate secured	1,070	785	138	127	—
Commercial and industrial	5,174	8,752	883	866	1,230
Consumer	903	1,734	1,141	107	139

Total charge-offs	7,147	11,271	2,162	1,100	1,369

Recoveries on loans previously charged off
Real estate secured	—	—	146	30	—
Commercial and industrial	1,927	119	148	708	419
Consumer	213	204	26	37	42

Total recoveries	2,140	323	320	775	461

Net loan charge-offs	5,007	10,948	1,842	324	908

Allowance for loan losses acquired in LBNY acquisition	—	—	601	—	—

Provision for loan losses	12,110	14,980	6,000	3,350	3,567

Less: provision(credit) for losses on off balance sheet item	(755)	1,107	104	137	559

Balances at end of year	$29,437	$21,579	$18,654	$13,999	$11,111

Allowance for loan commitments:
Balances at beginning of year	$1,998	$891	$779	$642	$83
Provision (credit) for losses on loan commitments	(755)	1,107	112	137	559

Balance at end of year	$1,243	$1,998	$891	$779	$642

Ratios:
Net loan charge-offs to average total loans	0.26%	0.66%	0.13%	0.03%	0.10%
Allowance for loan losses to total loans at end of year	1.43%	1.19%	1.20%	1.11%	1.09%
Net loan charge-offs to allowance for loan losses at end of year	17.01%	50.73%	9.88%	2.32%	8.17%
Net loan charge-offs to provision for loan losses and loan commitments	41.35%	73.08%	30.70%	9.68%	25.46%

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Applicable to:
Construction	$190	$557	$352	$152	$66
Real estate secured	11,628	13,445	9,933	9,751	8,081
Commercial and industrial	17,209	7,023	7,164	3,742	2,796
Consumer	410	554	1,205	354	168

Total Allowance	$29,437	$21,579	$18,654	$13,999	$11,111

Construction	0.65%	2.58%	1.89%	1.09%	0.59%
Real estate secured	39.50%	62.30%	53.24%	69.65%	72.73%
Commercial and industrial	58.46%	32.55%	38.41%	26.73%	25.17%
Consumer	1.39%	2.57%	6.46%	2.53%	1.51%

Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2008:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$116,097	$154,661	$—	$—	$270,758
Junior subordinated debentures(1)	2,766	3,791	11,252	77,321	95,130
Operating leases	3,057	3,971	2,637	2,170	11,835
Unrecognized tax Benefits & related interest	55	567	—	—	622
Time deposits	1,117,461	9,627	—	—	1,127,088

Total	$1,239,436	$172,617	$13,889	$79,491	$1,505,433

(1)
See detailed disclosure of junior subordinated debentures, including interest rates, in the following subsection "Junior Subordinated Debenture; Trust Preferred Securities."

Off-Balance Sheet Arrangements

        During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

        As of December 31, 2008, 2007 and 2006, we had commitments to extend credit of $153.4 million, $284.9 million, and $141.2 million, respectively. Obligations under standby letters of credit were $12.7 million, $10.0 million, and $9.5 million, for 2008, 2007 and 2006, respectively, and the obligations under commercial letters of credit were $15.1 million, $10.8 million, and $14.8 million for the same periods.

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

        In an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, we purchased $532,000 more in BOLI from the same insurance carriers. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF—$1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. In 2007, we made $4 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. Recently in 2008, we committed to invest $3 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas.

        As a collateral for our FHLB borrowings, we are required by FHLB to invest in FHLB stock. In 2008, our total additional investment in FHLB stock was $8.2 million, and our total dividends received from our FHLB stock holdings were $0.6 million. Therefore, the total asset value of the FHLB stock increased $8.8 million to $17.5 million as of year end 2008 from $8.7 million in the prior year.

        The balances of other earning assets as of December 31, 2008 and December 31, 2007 were as follows:

(Dollars in Thousands)	Balance as of December 31, 2008	Balance as of December 31, 2007
Type
BOLI	$17,395	$16,228
LIHTCF	9,019	6,222
Federal Home Loan Bank Stock	17,537	8,695

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2008, 2007 and 2006 were $1.81 billion, $1.76 billion and $1.75 billion, respectively, representing an increase of $49.5 million, or 2.8%, in 2008 and $11.1 million, or 0.6%, in 2007. The average deposits for the years ended December 31, 2008, 2007 and 2006 were $1.74 billion, $1.74 billion, and $1.58 billion, respectively. The average deposit balances remained about the same between year ends of 2008 and 2007. In 2007, the average deposit balances increased $161.1 million, or 10.2%, from the prior year end. The slow down in deposit growth was primarily due to the stiff competition among other banks in the community. We expect our expansion into the New York/New Jersey area and more branch coverage within our primary market of Southern California to outpace the existing deposit competition. In 2009, we expect to see a moderate but higher deposit growth rate than in 2008.

        After 2004, our niche market depositor's preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Despite our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits over the average total deposits slightly increased to 56.4% in 2008, from 53.2% in 2007 and 54.8% in 2006, because of the stiff competition for deposits in the markets where we do business. We will continue to promote our core-deposit campaign in order to achieve the assigned core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 3.74% in 2008 as compared with 5.22% in 2007, which previously increased from 5.11% in 2006. See "Net Interest Income and Net Interest Margin" for further discussion.

        The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, noninterest-bearing	$298,163		$315,176		$310,031
Money market	402,323	3.27%	445,130	4.51%	356,602	4.25%
Super NOW	21,290	1.34%	22,511	1.32%	20,853	1.18%
Savings	38,250	3.39%	29,816	2.38%	25,093	1.32%
Time certificates of deposit in denominations of $100,000 or more	797,404	3.74%	776,697	5.22%	706,729	5.11%
Other time deposits	186,639	3.93%	146,837	4.87%	155,741	4.58%

Total deposits	$1,744,069	2.98%	$1,736,167	3.96%	$1,575,049	3.74%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2007 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2008

(Dollars in Thousands)

Three months or less	$448,214
Over three months through six months	270,037
Over six months through twelve months	179,788
Over twelve months	4,765

Total	$902,804

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at both December 31, 2008, 2007 and 2006, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. During 2008, the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business has driven up interest rates on various deposit products. As a result, broker deposits have been lower in cost, as compared with other time deposits. Accordingly, we have increased these deposits to $147.9 million at December 31, 2008 from $62.6 million and $5.2 million, at December 31, 2007 and 2006, respectively, in order to improve our net interest margin and to limit our reliance on high interest rate time deposits. Most of the brokered deposits will mature within one year.

  FHLB Borrowings

        Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from FHLB in order to take advantage of the flexibility and comparatively low cost. Due to the ongoing financial crisis and stiff competition for customer deposits among banks in our market, we have occasionally used FHLB borrowings as an alternative to fund our growing loan portfolio. See "Liquidity Management" below for the details on the FHLB borrowings program.

        The following table is a summary of FHLB borrowings for fiscal years 2008 and 2007:

(Dollars in thousands)	2008	2007
Balance at year-end	$260,000	$150,000
Average balance during the year	$286,213	$46,890
Maximum amount outstanding at any month-end	$370,000	$155,000
Average interest rate during the year	3.23%	4.24%
Average interest rate at year-end	3.16%	4.22%

  TARP Preferred Stock

        On December 12, 2008, we issued we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. The warrant has an exercise price of $9.82 per share. The $62.2 million of Series A Preferred Stock qualifies as Tier 1 capital and carries an initial 5% coupon for the first 5 years, which will adjust to 9% thereafter. Dividends are cumulative, computed on the basis of a 360-day year or 30-day months, and payable quarterly in arrears on the 15th day of February, May, August and November of each year. We are permitted, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received. As of the date of this Report, the U.S. Treasury had not yet issued such regulations.

        Detailed information regarding the Series A Preferred Stock and the related warrant can be found in Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

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

        2002 Bank Level Junior Subordinated Debenture.    In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the "2002 debenture"). The interest rate payable on the 2002 debenture was 4.57% at December 31, 2008, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $10 million debenture, in whole or in part, was callable upon the Bank's option on any March 26, June 26, September 26 or December 26 on or after December 26, 2007 (the "Redemption Date") pursuant to Section 10.1 of the Debenture agreement. Depending on the level of interest rate difference and our level of fund sources, we may decide to exercise and call the debenture in 2009.

        The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for holding company level capital purposes under current Federal Reserve Board capital guidelines.

        2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the "2003 debenture") in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I's 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 4.72% at December 31, 2008, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $15 million trust preferred securities, in whole or in part, was callable upon the Company's option on any March 17, June 17, September 17 or December 17 on or after December 17, 2008 (the "Redemption Date") pursuant to Section 10.1 of the trust preferred securities agreement. Depending on the level of discount rate difference and our level of fund sources, we may decide to exercise and call the trust preferred securities in 2009.

        March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued $20 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 3.66% at December 31, 2008, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after March 17, 2010.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust III, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities will be fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2010.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust IV, which issued $25 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 3.38% at December 31, 2008, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2012.

        Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by Wilshire Bancorp. The junior subordinated debentures are senior to our shares of common stock and Series A Preferred Stock. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of the junior subordinated debentures must be satisfied before any distributions can be made to the holders of our common stock or Series A Preferred Stock. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock.

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

        The final rule provides a transition period for bank holding companies to come into compliance with these new capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies will have until September 30, 2009 (an extension of the September 30, 2007 transition period under the proposed rule) to come into compliance with the final rule's capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule.

        Under the final rule, as of December 31, 2008, Wilshire Bancorp categorized all $75.0 million trust preferred securities as Tier 1 capital.

Asset/Liability Management

        Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk. See "Risk Factors" for further discussion on these risks. Information concerning interest rate risk management is set forth under "Item 7A—Quantitative and Qualitative Disclosures about Market Risk."

Liquidity Management

        Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flow for off-balance sheet instruments.

        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the FHLB of San Francisco, and issuance of long-term debt. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. In addition, government programs, such as FDIC's TLGP, may influence deposit behavior. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        During the years ended December 31, 2008, 2007, and 2006, we experienced net cash inflows from operating activities of $25.9 million, $32.0 million, and $51.8 million, respectively. In 2008, net cash provided by operating activities was primarily attributable to the $26.5 million net income adjusted for various non-cash flow adjustments, including the subtraction of $60.0 million "origination of loan held for sale," and additions of $51.7 million "proceeds from sale of loans held for sale" and $12.1 million "provision for losses on loans and loan commitments." Similarly in 2007 and 2006, the net cash provided by operating activities were primarily attributable to the net income earned during the immediately preceding years.

        Net cash outflows from investing activities totaled $251.1 million, $305.9 million, and $287.7 million during 2008, 2007 and 2006, respectively, and were primarily related to the net increases in loans receivable for those three years. As our loan portfolio continued to grow, "net increase in loan receivable" were $240.5 million, $271.2 million, and $308.0 million for 2008, 2007 and 2006, respectively.

        Net cash inflows from financing activities were $230.3 million, $161.2 million, and $246.9 million for 2008, 2007, and 2006, respectively. The net cash provided by financing activities in 2008 was primarily due to the proceeds from FHLB borrowings and other borrowings of $124.0 million, and issuance of Series A Preferred Stock to the U.S. Treasury in an amount equal to $62.2 million. In addition to the debt and equity financing, there was a $49.5 million net increase in deposits. In 2007, net cash provided by financing activities were primarily related to $130.0 million FHLB borrowings and other borrowings, and $25.8 million proceed from issuance of trust preferred securities. In 2006, the net cash provided by financing activities were the net difference of $292.0 million net increase in deposits, and $41.0 million redemption of FHLB borrowings and other borrowings.

        For purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2008, 2007 and 2006 totaled approximately $345.1 million, $324.7 million and 378.6 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 14.1%, 14.8% and 18.8% at December 31, 2008, 2007 and 2006, respectively.

        As a secondary source of liquidity, we have available a combination of borrowing sources comprised of the Federal Reserve Bank's discount window, FHLB advances, federal funds lines with various corresponding banks, and several master repurchase agreements with major brokerage companies. Among all these sources, we prefer advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our mortgage loans and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. While this fund provides flexibility and reasonable cost, we limit our use to 50% of our borrowing capacity, as such borrowing does not qualify as core funds. As of December 31, 2008, our borrowing capacity from the FHLB was about $560.1 million and the outstanding balance was $260.0 million, or approximately 46.4% of our borrowing capacity. As of December 31, 2008, we also maintained a guideline to purchase up to a combined $35.0 million in federal funds lines with two correspondent banks.

Capital Resources and Capital Adequacy Requirements

        Historically, our primary source of capital has been internally generated operating income through retained earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks. We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt or hybrid securities. When the U.S. Treasury made TARP funds available to financial institutions in October 2008, our Board of Directors decided to take advantage of this opportunity and increased our capital by participating in the program. In December 2008, we received a TARP investment from the U.S. Treasury in the amount of $62.2 million (see Notes 11 and 12).

        We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 "Description of Business—Regulation and Supervision—Capital Adequacy Requirements" in this Annual Report on Form 10-K for additional information regarding regulatory capital requirements.

        As of December 31, 2008, we were qualified as a "well capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

			Actual ratios for the Company as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire Bancorp, Inc.			December 31, 2008	December 31, 2007	December 31, 2006
Total capital to risk-weighted assets	8%	10%	17.09%	14.58%	13.63%
Tier I capital to risk-weighted assets	4%	6%	15.36%	11.83%	11.81%
Tier I capital to average assets	4%	5%	13.25%	10.36%	9.79%

			Actual ratios for the Bank as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire State Bank			December 31, 2008	December 31, 2007	December 31, 2006
Total capital to risk-weighted assets	8%	10%	13.59%	13.59%	13.51%
Tier I capital to risk-weighted assets	4%	6%	11.86%	11.80%	11.68%
Tier I capital to average assets	4%	5%	10.24%	10.33%	9.69%

        At December 31, 2008, total shareholders' equity increased by $83.3 million, after declaring cash dividends of $5.9 million, to $255.1 million from $171.8 million at December 31, 2008. Such additional capital was primarily derived from our issuance of $62.2 million in Series A Preferred Stock to the U.S. Treasury. In 2007, total shareholders' equity also grew by $22.2 million from $149.6 million at December 31, 2006, after declaring cash dividends of $5.9 million, primarily from internally generated operating income of $26.8 million. Our equity also increased by the share-based compensation and other comprehensive income.

        As of December 31, 2008, for the regulatory capital ratio computation purposes, we considered the Junior Subordinated Debentures of $87.3 million, which consists of $10.0 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75.0 million trust preferred securities. At December 31, 2007, Wilshire Bancorp accounted for $57.1 million of such securities as Tier 1 capital and $27.9 million as Tier 2 capital. As of December 31, 2008, as the result of issuance of the Series A Preferred Stock in December 2008, the portion qualified for Tier 1 capital increased to $134.4 million ($59.4 million TARP preferred stock and $75.0 million trust preferred securities), decreasing the portion for Tier 2 capital to $10.0 million. For the Bank level, only the $10.0 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See "Deposits and Other Sources of Funds" for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This new statement revises SFAS No. 141, which was issued June 2001. SFAS No. 141R changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements. SFAS No. 160 requires a non-controlling interest or minority interest to be reported by all entities in the same way, which is as equity in the consolidated financial statements. It also requires income attributable to the non-controlling interest to be disclosed on the face of the consolidated statement of income. Furthermore, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. Pursuant to SFAS No. 160, our equity method investments will be reported as part of our equity. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The provisions of SFAS No. 160 should be applied prospectively, except for presentation and disclosure requirements. The presentation and disclosure requirements should be applied retrospectively for all periods presented. We are in the process of evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

        In February 2008, the FASB issued FSP SFAS No.157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities, including goodwill and nonfinancial long-lived assets, and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We do not expect the adoption of FSP SFAS No. 157-2 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This new statement has the same scope as SFAS No. 133. Accordingly, it applies to all entities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors a better and clearer understanding of the derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are in the process of evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements (In September 2008, FASB issued FSP SFAS No.133-1 and FIN 45-4 to clarify the effective date of SFAS No. 161, see detail for FSP SFAS No.133-1 and FIN 45-4 below).

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("GAAP"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles", which is currently under SEC review. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. We are in the process of evaluating the impact that the adoption of FSP No. EITF 03-6-1 will have on our consolidated financial statements.

        In September 2008, the FASB issued FSP SFAS No.133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN 45; and Clarification of the Effective Date of SFAS No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Because the FSP amends only the disclosure requirements for credit derivatives and certain guarantees, the adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statements.

        In October 2008, the FASB issued FSP SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting for as a change in the valuation technique or its application shall be accounted for as a change in accounting estimate under SFAS No. 154, Accounting Changes and Error Corrections. However, such revisions shall be exempt from SFAS No. 154 disclosure requirement. We utilized and followed this FSP in our fair valuation procedures pursuant SFAS No. 157 (see Note 3).

        In December 2008, the FASB issued FSP SFAS No.140-4 and FIN 46R-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46R, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor of a qualifying special purpose entity, or SPE, that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP SFAS No. 140-4 and FIN 46R-8 is effective for the first reporting period, interim or annual, ending after December 15, 2008, with earlier adoption encouraged. An entity (enterprise) is encouraged, but not required, to disclose comparative information in periods earlier than the effective date for disclosures that were not previously required for public entities (enterprises) by SFAS No. 140 and FIN 46R. However, once this FSP is adopted, comparative disclosures are required for periods subsequent to the effective date. The adoption of FSP SFAS No. 140-4 and FIN 46R-8 did not have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP SFAS No.132R-1, Employer's Disclosures about Postretirement Benefit Plan Asset, which amends SFAS No. 132R, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. FSP SFAS No. 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted. This FSP does not require comparative disclosures for earlier periods. We are in the process of evaluating the impact that the adoption of FSP SFAS No. 132R-1 will have on our consolidated financial statements.

        In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. As explicitly spelled out in the title of this FSP, it amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Asset, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 and other related guidance. FSP No. EITF 99-20-1 is effective for interim and annual financial statements with reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual period is not permitted. The adoption of FSP No. EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Impact of Inflation; Seasonality

        Inflation primarily impacts us through its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as noninterest expenses has not been significant for the periods covered in this report. Our business is generally not seasonal.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Board delegates responsibility for market risk management to the Asset & Liability Management ("ALM") Committee, which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, our ALM committee may direct changes in the mix of assets and liabilities. To that end, we actively monitor and manage interest rate risk exposures.

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

        Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be "asset-sensitive" for that period. Conversely, if repricing liabilities exceed repricing assets, we would be deemed to be "liability-sensitive" for that period.

        We usually seek to maintain a balanced position over the period of one year to ensure net interest margin stability in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year.

        The change in net interest income may not always follow the general expectations of an "asset-sensitive" or a "liability-sensitive" balance sheet during periods of changing interest rates. This possibility results from interest rates changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate sensitivity gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Because these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect our interest rate sensitivity in subsequent periods. We attempt to balance longer-term economic views against prospects for short-term interest rate changes.

        Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALM committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value ("NPV") to interest rate changes. The NPV is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The simulation model captures all assets, liabilities and off-balance sheet financial instruments and accounts for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

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

        In general, based upon our current mix of deposits, loans and investments, decrease in interest rates would result the increase of net interest margin and NPV. Increase in interest rates would be expected to have opposite effect. However, given in the record low interest rate environment, further decrease in interest rate will result in net interest margin as shown in our simulation measures below.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2008 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

 Interest Rate Sensitivity Analysis

	At December 31, 2008 Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans(1)	$985,883	$118,914	$833,158	$95,239	$2,033,194
Investment securities	8,035	55,661	33,671	131,908	229,275
Federal funds sold and cash equivalents	30,001	—	—	—	30,001
Interest-earning deposits	—	—	—	—	—

Total	$1,023,919	$174,575	$866,829	$227,147	$2,292,470

Interest-bearing liabilities:
Savings deposits	$44,452	$—	$—	$—	$44,452
Time deposits of $100,000 or more	448,214	449,825	4,765	—	902,804
Other time deposits	72,527	126,566	4,520	—	203,613
Other interest-bearing deposits	384,190	—	—	—	384,190
Other borrowings	145,857	50,000	165,464	—	361,321

Total	$1,095,240	$626,391	$174,749	$—	$1,896,380

Interest rate sensitivity gap	$(71,321)	$(451,816)	$692,080	$227,147	$396,090
Cumulative interest rate sensitivity gap	$(71,321)	$(523,137)	$168,943	$396,090
Cumulative interest rate sensitivity gap ratio (based on total assets)	-3.10%	-22.75%	7.35%	17.23%

(1)
Excludes the gross amount of non-accrual loans of approximately $22.5 million at December 31, 2008.

        The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2008.

(Dollars in Thousands)

Change (in Basis Points)	Net Interest Income (Next Twelve Months)	% Change	NPV	% Change
+200	$85,394	2.08%	$298,617	-1.59%
+100	84,751	1.31%	303,421	0.00%
0	83,656	—	303,434	—
-100	84,239	0.70%	290,295	-4.33%
-200	83,689	0.04%	275,653	-9.16%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Controls and Procedures

        As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our interim chief executive officer and interim chief financial officer concluded that, as of December 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

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

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the internal control over financial reporting of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 12, 2009

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's proxy statement (schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008.

Item 13.    Certain Relationships and Related Transactions

        Information required by this item is incorporated herein by reference to the Company's proxy statement (schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2008.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report

(1)
Financial Statements

        The following financial statements of Wilshire Bancorp, Inc. are filed as a part of this Form 10-K on the pages indicated:

  (2)
  Financial Statement Schedules

        Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company's financial statements or related notes.

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated(1)
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008(2)
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A(2)
4.1	Specimen of Common Stock Certificate(3)
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(3)
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003(4)
4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(4)
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005(4)
4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)

Reference Number	Item
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005(4)
4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.(5)
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.15	Form of Certificate for the Series A Preferred Stock(2)
4.16	Warrant to Purchase Common Stock(2)
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office—1st floor)(6)
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch)(6)
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(6)
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch)(6)
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc.(6),(12)
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(7)
10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office)(7)
10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office)(8)
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter—14th floor)(9)
10.10	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office)(10)
10.11	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office)(9)
10.12	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office)(11)
10.13	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office)(10)
10.14	Survivor income plan and exhibit thereto (Split dollar agreement)(10),(12)
10.15	Stock Purchase Agreement by and between Wilshire Bancorp, Inc. and Texas Bank dated January 29, 2004
10.16	Consulting Agreement with Soo Bong Min dated December 19, 2007(12),(13)
10.17	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury(2)
10.18	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury(2)

Reference Number	Item
10.19	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim(2)
10.20	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim(2)
10.21	2008 Stock Option Plan of Wilshire Bancorp, Inc.(12),(14)
11	Statement Regarding Computation of Net Earnings per Share(15)
12.1	Statement regarding computation of ratios of earnings to fixed charges
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

(2)
Incorporated by reference to the Exhibits in the Company's Form 8-K, as filed with the SEC on December 17, 2008..

(3)
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.

(4)
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2007.

(5)
Incorporated by reference to the Exhibits to the Company's Form 10-Q, as filed with the SEC on November 9, 2007.

(6)
Incorporated by reference to the Exhibits to the Company's Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.

(7)
Incorporated by reference to the Exhibits to the Company's Form 10-KSB, as filed with the FDIC on March 30, 1999.

(8)
Incorporated by reference to the Exhibits to the Company's Form 10-KSB, as filed with the FDIC on April 5, 2000.

(9)
Incorporated by reference to the Exhibits to the Company's Form 10-KSB, as filed with the FDIC on March 29, 2001.

(10)
Incorporated by reference to the Exhibits to the Company's Form 10-Q, as filed with the FDIC on August 20, 2003.

(11)
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the FDIC on March 31, 2004.

(12)
Indicates compensation or compensatory plan, contract or arrangement.

(13)
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on December 20, 2007.

(14)
Incorporated by reference to the Exhibits to the Company's Form S-8, as filed with the SEC on July 18, 2008.

(15)
The information required by this Exhibit is incorporated by reference from Note [18] of the Company's Financial Statements included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2009	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 12, 2009
/s/ JOANNE KIM Joanne Kim	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 12, 2009
/s/ KYU-HYUN KIM Kyu-Hyun Kim	Director	March 12, 2009
/s/ MEL ELLIOT Mel Elliot	Director	March 12, 2009
/s/ RICHARD Y. LIM Richard Y. Lim	Director	March 12, 2009
/s/ FRED F. MAUTNER Fred F. Mautner	Director	March 12, 2009

Signature	Title	Date

/s/ YOUNG H. PAK Young H. Pak	Director	March 12, 2009
/s/ HARRY SIAFARIS Harry Siafaris	Director	March 12, 2009
/s/ GAPSU KIM Gapsu Kim	Director	March 12, 2009
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2008
and 2007 and for Each of the Three Years in the
Period Ended December 31, 2008 and
Report of Independent Registered Public
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2009

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$67,540	$82,506
Federal funds sold and other cash equivalents	30,001	10,003

Cash and cash equivalents	97,541	92,509
Securities available for sale, at fair value (amortized cost of $227,429 and $223,933 at December 31, 2008 and December 31, 2007, respectively)	229,136	224,256
Securities held to maturity, at amortized cost (fair value of $135 and $7,372 at December 31, 2008 and December 31, 2007, respectively)	139	7,384
Loans receivable, net of allowance for loan losses of $29,437 and $21,579 at December 31, 2008 and December 31, 2007, respectively	2,003,665	1,779,558
Loans held for sale—at the lower of cost or market	18,427	7,912
Federal Home Loan Bank stock, at cost	17,537	8,695
Other real estate owned	2,663	133
Due from customers on acceptances	2,213	3,377
Cash surrender value of bank owned life insurance	17,395	16,228
Investment in affordable housing partnerships	9,019	6,222
Bank premises and equipment	11,265	10,960
Accrued interest receivable	9,975	10,062
Deferred income taxes	12,051	9,151
Servicing assets	4,838	4,949
Goodwill	6,675	6,675
Other assets	7,472	8,634

TOTAL	$2,450,011	$2,196,705

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$277,542	$314,114
Interest bearing:
Savings	44,452	31,812
Money market and NOW accounts	384,190	485,547
Time deposits of $100,000 or more	902,804	788,883
Other time deposits	203,613	142,715

Total deposits	1,812,601	1,763,071
Federal Home Loan Bank borrowings and other borrowings	274,000	150,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	6,957	10,440
Acceptances outstanding	2,213	3,377
Other liabilities	11,859	10,710

Total liabilities	2,194,951	2,024,919

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares and no shares at December 31, 2008 and December 31, 2007, respectively	59,443	—
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,413,757 shares and 29,253,311 shares at December 31, 2008 and December 31, 2007, respectively	54,038	49,633
Accumulated other comprehensive income, net of tax	1,239	375
Retained earnings	140,340	121,778

Total shareholders' equity	255,060	171,786

TOTAL	$2,450,011	$2,196,705

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For Each of the Three Years in the Period Ended December 31, 2008
	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$137,630	$144,740	$127,841
Interest on investment securities	10,749	9,975	8,673
Interest on federal funds sold	254	2,921	4,885

Total interest income	148,633	157,636	141,399

INTEREST EXPENSE:
Interest on deposits	51,912	68,766	58,944
Interest on FHLB advances and other borrowings	9,287	2,067	1,542
Interest on junior subordinated debentures	4,815	5,453	4,337

Total interest expense	66,014	76,286	64,823

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	82,619	81,350	76,576
PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	12,110	14,980	6,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	70,509	66,370	70,576

NON-INTEREST INCOME:
Service charges on deposit accounts	11,964	9,781	9,554
Gain on sale of loans	2,186	7,502	11,642
Loan-related servicing fees	3,174	2,133	2,099
Other income	3,322	3,168	3,105

Total noninterest income	20,646	22,584	26,400

NON-INTEREST EXPENSES:
Salaries and employee benefits	26,517	24,437	23,823
Occupancy and equipment	6,128	5,302	4,554
Data processing	3,111	3,089	2,450
Professional fees	1,840	1,392	1,143
Other operating	10,804	10,619	9,262

Total noninterest expenses	48,400	44,839	41,232

INCOME BEFORE INCOME TAXES	42,755	44,115	55,744
INCOME TAXES	16,282	17,309	21,802

NET INCOME	$26,473	$26,806	$33,942
Preferred stock cash dividend accrued	155	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,318	$26,806	$33,942

PER COMMON SHARE INFORMATION
Basic	$0.90	$0.91	$1.17

Diluted	$0.90	$0.91	$1.16

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,368,762	29,339,454	28,986,217
Diluted	29,407,388	29,449,211	29,330,732

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

		Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—January 1, 2006	$—	28,630,600	$41,341	$(1,026)	$72,789	$113,104
Stock options exercised		238,710	474			474
Cash dividend declared					(5,811)	(5,811)
Share-based compensation expense			472			472
Tax benefit from stock options exercised			899			899
Shares issued for acquisition of Liberty Bank of New York		328,110	5,937			5,937
Comprehensive income:
Net income					33,942	33,942
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				65		65
Change in unrealized gain on securities available for sale (net of tax)				553		553

Comprehensive income						34,560

BALANCE—December 31, 2006	—	29,197,420	49,123	(408)	100,920	149,635

Stock options exercised		183,316	138			138
Cash dividend declared					(5,866)	(5,866)
Share-based compensation expense			348			348
Tax benefit from stock options exercised			1,286			1,286
Stock repurchase		(127,425)	(1,262)			(1,262)
Cumulative impact of change in accounting for uncertainties in income taxes (net of tax)					(162)	(162)
Cumulative impact of change in accounting for fair valuation method adoption (net of tax)					80	80
Comprehensive income:
Net income					26,806	26,806
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				117		117
Change in unrealized gain on securities available for sale (net of tax)				666		666

Comprehensive income						27,589

BALANCE—December 31, 2007	—	29,253,311	49,633	375	121,778	171,786

Stock options exercised		160,446	470			470
Cash dividend declared or accrued
Common stock					(5,880)	(5,880)
Preferred stock					(155)	(155)
Share-based compensation expense			1,139			1,139
Tax benefit from stock options exercised			57			57
Issuance of preferred stock—62,158 shares	59,419					59,419
Accretion of discount on preferred stock	24					24
Issuance of stock warrants—949,460 shares			2,739			2,739
Cumulative impact of change in accounting for bank owned life insurance					(1,876)	(1,876)
Comprehensive income:						—
Net income					26,473	26,473
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				61		61
Change in unrealized gain on securities available for sale (net of tax)				803		803

Comprehensive income						27,337

BALANCE—December 31, 2008	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

	For Each of the Three Years in the Period Ended December 31, 2008
	2008	2007	2006
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized gains on securities available for sale arising during period	$1,384	$1,147	$953
Less income tax expense	581	481	400

Net unrealized gains on securities available for sale	$803	$666	$553

Net unrealized gains on interest-only strips arising during period	$105	$202	$25
Less reclassification adjustment for impairment	—	—	(88)
Less income tax expense	44	85	48

Net unrealized gains on interest-only strips	$61	$117	$65

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For each of the Three Years in the Period Ended December 31, 2008
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,473	$26,806	$33,942
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization (accretion) of investment securities	1,088	(126)	(87)
Depreciation of Bank premises and equipment	1,809	1,628	1,351
Amortization of investments in affordable housing partnerships	809	—	—
Provision for losses on loans and loan commitments	12,110	14,980	6,000
Provision for other real estate owned losses	123	—	—
Deferred tax benefit	(3,525)	(54)	(1,516)
Loss on disposition of bank premises and equipment	158	12	163
Net gain on sale of loans held for sale	(2,186)	(7,502)	(11,642)
Proceeds from sale of loans held for sale	51,681	134,818	195,319
Origination of loans held for sale	(60,009)	(131,245)	(170,441)
(Gain) or loss on sale or call of available for sale securities	(3)	(42)	2
Decrease in fair value of serving assets	877	1,906	—
Recovery of valuation allowance of servicing assets	—	—	(172)
Servicing assets amortization	—	—	1,867
(Gain) or loss on sale of other real estate owned	(17)	(138)	1
Share-based compensation expense	1,139	348	472
Change in cash surrender value of life insurance	(634)	(593)	(537)
Servicing assets capitalized	(766)	(1,637)	(2,092)
Tax benefit from exercise of stock options	(57)	(1,286)	(899)
Decrease (Increase) in accrued interest receivable	87	(13)	(2,876)
Decrease (Increase) in other assets	948	(3,706)	(1,478)
Dividends of Federal Home Loan Bank stock	(616)	(421)	(345)
(Decrease) Increase in accrued interest payable	(3,484)	(1,566)	5,052
Increase (Decrease) in other liabilities	(77)	(186)	(272)

Net cash provided by operating activities	25,928	31,983	51,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest-bearing deposits in other financial institutions	—	—	500
Proceeds from principal repayment, matured or called securities held to maturity	7,245	7,237	8,247
Purchase of securities available for sale	(117,851)	(188,388)	(72,200)
Proceeds from principal repayments, matured, called, or sold securities available for sale	113,270	133,285	59,153
Net increase in loans receivable	(240,482)	(271,246)	(308,031)
Proceeds from sale of other loans	—	14,325	21,231
Proceeds from sale of other real estate owned	875	1,530	186
Proceeds from sale of repossessed vehicles	28	112	—
Purchases of investments in affodable housing partnerships	(3,606)	—	—
Purchases of Bank premises and equipment	(1,964)	(2,181)	(1,641)
Purchases of Federal Home Loan Bank stock	(8,225)	(732)	(1,015)
Purchases of bank owned life insurance	(532)	—	—
Proceeds from disposition of Bank equipment	3	166	4
Acquisition of Liberty Bank, net of cash and cash equivalents acquired	—	—	5,906

Net cash used in investing activities	(251,239)	(305,892)	(287,660)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For each of the Three Years in the Period Ended December 31, 2008
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$470	$138	$474
Payment of cash dividend on common stock	(5,872)	(5,864)	(5,497)
Increase (decrease) in Federal Home Loan Bank borrowings and other borrowings	124,000	130,000	(41,000)
Tax benefit from exercise of stock options	57	1,286	899
Net increase in deposits	49,530	11,099	292,011
Increase in junior subordinated debentures	—	25,774	—
Cash proceed from issuance of preferred stock	62,158	—	—
Purchases of common stock	—	(1,262)	—

Net cash provided by financing activities	230,343	161,171	246,887

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,032	(112,738)	11,039
CASH AND CASH EQUIVALENTS—Beginning of year	92,509	205,247	194,208

CASH AND CASH EQUIVALENTS—End of year	$97,541	$92,509	$205,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$69,498	$77,851	$59,715
Income taxes paid	$19,429	$16,795	$23,387
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$3,510	$1,391	$—
Other assets transferred to Bank premises and equipment	$312	$120	$755
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stockcash dividend declared, but not paid	$1,471	$1,463	$1,460
Preferred stock cash dividend declared, but not paid	$155	$—	$—

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Wilshire Bancorp, Inc. (the "Company" or "We") succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the "Bank"), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank's shareholders approved reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiary, Wilshire State Bank. Inter-company transactions and accounts have been eliminated in consolidation.

        Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold and securities purchased under agreements to resell, all of which have original maturities of less than 90 days. As of December 31, 2008, a majority of the cash and cash equivalent, or $30.0 million, were federal funds sold.

        Restriction on Cash—Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. Unrealized gains and losses are recognized in earnings; and

  (iii)
  Securities not classified as held to maturity or trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

        Accreted discounts and amortized premiums on investment securities are included in interest income by the interest method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. The Company did not record any other-than-temporary impairment on investment securities in 2008, 2007 and 2006. However, in 2008, 2007 and 2006, the Company recognized other-than-temporary charges of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$0, $0 and $88,020, respectively on its interest-only ("I/O") strip related to Small Business Administration ("SBA") loans sold, which were included as a component of non-interest expense. The I/O strips are accounted for like available-for-sale securities; impairment charges reduce the cost basis of the I/O strips and reduce earnings.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is generally discontinued when a loan is over 90 days delinquent unless management believes the loan is adequately collateralized and in the process of collection. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

        Certain loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. The premium on the pro-rata principal of SBA loans sold is recognized as gain on sale of loan at the time of the sale. The remaining portion of the premium related to the unsold principal of the SBA loans, is presented as unearned income in Note 3, is deferred and amortized over the remaining life of the loan as an adjustment to yield. Upon sales of such loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. The servicing asset is amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Prior to December 31, 2006, the Company periodically evaluates the fair value of servicing assets for impairment. A valuation allowance was recorded when the fair value was below the carrying amount and a recovery of the valuation allowance was recorded when its fair value exceeded the carrying amount. However, a reversal could not exceed the original valuation allowance recorded. On January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets, and selected a fair value measurement method to measure our servicing assets and liabilities and recognized the net increase in their fair value of $80,000, net of tax effects as a credit to retained earnings. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing income on our current earnings in the statement of operations (see Note 5).

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        An interest-only strip or I/O strip is recorded based on the present value of the excess of future interest income, generally amounts in excess of 1.00%, over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings. I/O strips are amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

        Allowance for Loan Losses—Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management's view of the current economic environment. At least on a quarterly basis, management reviews the methodology and adequacy of the allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

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

        The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, we evaluate each loan except for homogeneous loans, such as automobile loans and home mortgages. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan's expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

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

        In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have no impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio. The factors currently considered are, but are not limited to: concentration of credit, delinquency trend, nature and volume of loan trend,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

non-accrual and problem loan trends, loss and recovery trend, quality loan review, lending and management staff, lending policies and procedures, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

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

        Federal Home Loan Bank ("FHLB") Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and both cash and stock dividends are reported as income (see Note 10).

        Bank Owned Life Insurance ("BOLI") Obligation—FASB Emerging Issue Task Force ("EITF") 06-4 requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective as of the beginning of the entity's first fiscal year after December 15, 2007. The Company adopted EITF 06-4 on January 1, 2008 using the later option, i.e., based on the future death benefit. Upon this adoption, the Company recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the current year's beginning equity. During the year of 2008, the increase in BOLI expense and liability related to the adoption of EITF 06-4 was $144,000, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements.

        Affordable Housing Investment Partnerships—The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments are accounted for using the cost method of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

        Goodwill—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but rather subject to impairment testing at least annually. The Company tested goodwill for impairment as of December 31, 2008. There was no impairment in recorded goodwill as of December 31, 2008 (see Note 14).

        Income Taxes—The Company accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

        The Company records net tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to reduce the current period provision for income taxes.

        In 2007, the Company adopted the provision of FASB Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As a result of the implementation of the Interpretation, the Company recognized an increase in the liability for unrecognized tax benefit of $153,000 and related interest of $9,000. As of December 31, 2008, the total unrecognized tax benefit was $333,000, and related interest was $36,000 (see Note 13).

        Earnings per Share—Basic earnings per share ("EPS") exclude dilution and are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on I/O strips and securities available for sale. The accumulated change in other comprehensive income, net of tax, was recognized as a separate component of equity.

        Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the Company or by the Company to shareholders. In addition, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfill the dividend payment requirement of the TARP.

        Repurchase of Common Stock—In July 2007, the Company's board of directors authorized a stock repurchase program, under which up to $10 million outstanding common shares in the open market can be repurchased for a period of twelve months ending on July 31, 2008. Since its inception, the Company has repurchased a total of 127,425 shares at an average price of $9.91 through this program in 2007. During 2008, there were no such repurchases. This program completed its term and expired as of July 31, 2008.

        Stock-Based Compensation—The Company issued stock-based compensation to certain employees, officers, and directors. In 2006, the Company adopted SFAS 123R, Share-Based Payment, for stock based compensation. SFAS No. 123R allows for two alternative transition methods. The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards (see Note 12).

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

        Reclassification—To conform to the consolidated financial statements of the prior period to the current period's presentation, the Company has reclassified (i) change in the fair valuation of servicing assets and liabilities of $521,000 and $84,000 from other income to loan-related servicing income for years 2007 and 2006, respectively, within the Consolidated Statement of Operations; and (ii) $2,474,000 from servicing assets amortization to decrease in fair value of servicing assets for year 2007 within the operating activities section of the Consolidated Statements of Cash Flows.

        Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This new statement revises SFAS No. 141, which was issued June 2001. SFAS No. 141R changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and non-controlling interests in the acquiree at their full

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No.141R to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements. SFAS No. 160 requires a non-controlling interest or minority interest to be reported by all entities in the same way, which is as equity in the consolidated financial statements. It also requires income attributable to the non-controlling interest to be disclosed on the face of the consolidated statement of income. Furthermore, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. Pursuant to SFAS No. 160, the Company's equity method investments will be reported as part of its equity. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early adoption is prohibited. The provisions of SFAS No. 160 should be applied prospectively, except for presentation and disclosure requirements. The presentation and disclosure requirements should be applied retrospectively for all periods presented. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

        In February 2008, the FASB issued FSP SFAS No.157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arise, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities, including goodwill and nonfinancial long-lived assets, and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company does not expect the adoption of FSP SFAS No.157-2 to have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This new statement has the same scope as SFAS No. 133. Accordingly, it applies to all entities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors a better and clearer understanding of the derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial statements (In September 2008, FASB issued FSP SFAS No.133-1 and FIN 45-4 to clarify the effective date of SFAS No. 161, see detail for FSP SFAS No.133-1 and FIN 45-4 below).

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("GAAP"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles", which is currently under SEC review. The Company does not expect the adoption of SFAS No.162 to have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions Are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early adoption is not permitted. The Company is in the process of evaluating the impact that the adoption of FSP No. EITF 03-6-1 will have on its consolidated financial statements.

        In September 2008, the FASB issued FSP SFAS No.133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN 45; and Clarification of the Effective Date of SFAS No. 161. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Because the FSP amends only the disclosure requirements for credit derivatives and certain guarantees, the adoption of FSP SFAS No. 133-1 and FIN 45-4 did not have a material impact on the Company's consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2008, the FASB issued FSP SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting for as a change in the valuation technique or its application shall be accounted for as a change in accounting estimate under SFAS No. 154, Accounting Changes and Error Corrections. However, such revisions shall be exempt from SFAS No. 154 disclosure requirement. The Company utilized and followed this FSP in our fair valuation procedures pursuant SFAS No. 157 (see Note 3).

        In December 2008, the FASB issued FSP SFAS No.140-4 and FIN 46R-8, Disclosure by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46R, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor of a qualifying special purpose entity, or SPE, that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. FSP SFAS No. 140-4 and FIN 46R-8 is effective for the first reporting period, interim or annual, ending after December 31, 2008, with earlier adoption encouraged. An entity (enterprise) is encouraged, but not required, to disclose comparative information in periods earlier than the effective date for disclosures that were not previously required for public entities (enterprises) by SFAS No. 140 and FIN 46R. However, once this FSP is adopted, comparative disclosures are required for periods subsequent to the effective date. The Company does not expect the adoption of FSP SFAS No. 140-4 and FIN 46R-8 to have a material impact on its consolidated financial statements.

        In December 2008, the FASB issued FSP SFAS No.132R-1, Employer's Disclosures about Postretirement Benefit Plan Asset, which amends SFAS No. 132R, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. FSP SFAS No. 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted. This FSP does not require comparative disclosures for earlier periods. The Company is in the process of evaluating the impact that the adoption of FSP SFAS No. 132R-1 will have on its consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. As explicitly spelled out in the title of this FSP, it amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Asset, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 and other related guidance. FSP No. EITF 99-20-1 is effective for interim and annual financial statements with reporting periods ending after December 15, 2008, and is to be applied prospectively. Retrospective application to a prior interim or annual period is not permitted. The Company does not expect the adoption of FSP No. EITF 99-20-1 to have a material impact on its consolidated financial statements.

2. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31:

2008 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for sale:
Securities of government sponsored enterprises	$25,952	$235	$—	$26,187
Corporate securities	7,048	—	95	6,953
Collateralized mortgage obligations	62,557	824	78	63,303
Mortgage-backed securities	124,549	1,267	303	125,513
Municipal bonds	7,323	14	157	7,180

Total	$227,429	$2,340	$633	$229,136

Held to maturity:
Collateralized mortgage obligations	$139	$—	$4	$135

Total	$139	$—	$4	$135

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

2. INVESTMENT SECURITIES (Continued)

2007 (Dollars in Thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available for sale:
Securities of government sponsored enterprises	$64,932	$250	$7	$65,175
Corporate securities	17,390	111	17	17,484
Collateralized mortgage obligations	73,416	305	435	73,286
Mortgage-backed securities	60,470	149	62	60,557
Municipal bonds	7,725	43	14	7,754

Total	$223,933	$858	$535	$224,256

Held to maturity:
Securities of government sponsored enterprises	$7,000	$1	$—	$7,001
Collateralized mortgage obligations	164	—	13	151
Municipal bonds	220	—		220

Total	$7,384	$1	$13	$7,372

        As of December 31, 2008, held-to-maturity securities, which are carried at their amortized costs, decreased to $0.1 million from $7.4 million and $14.6 million at December 31, 2007 and 2006, respectively. The $7.3 million reduction in 2008 was due to $7.0 million investments being called and the remainder $0.3 million matured, while the entire $7.2 million reduction in 2007 was due to investments being called. Available-for-sale securities, which are stated at their fair market values, increased to $229.1 million at December 31, 2008 from $224.3 million and $167.8 million at December 31, 2007 and 2006, respectively. The $4.8 million increase in 2008 represented $3.4 million net purchases and $1.4 million unrealized gain, while the $56.5 million increase in 2007 represented $55.4 million net purchases and $1.1 million unrealized gain. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

        Accrued interest and dividends receivable on investment securities totaled $1,331,000 and $1,492,000 at December 31, 2008 and 2007, respectively.

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31:

	Less than 12 months		12 months or longer		Total
2008 (Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage-backed securities	12,287	(300)	536	(3)	12,823	(303)
Municipal securities	5,712	(157)	—	—	5,712	(157)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)

	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

2. INVESTMENT SECURITIES (Continued)

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) 2007	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$—	$—	$4,993	$(7)	$4,993	$(7)
Collateralized mortgage obligations	1,749	(11)	9,266	(436)	11,015	(447)
Mortgage-backed securities	37,967	(36)	2,545	(27)	40,512	(63)
Municipal securities	1,392	(13)	2,347	(2)	3,739	(15)
Corporate securities	4,972	(1)	1,983	(16)	6,955	(17)

	$46,080	$(61)	$21,134	$(488)	$67,214	$(549)

        Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        The Company performs an evaluation of the investment portfolio in assessing individual positions that have market values that have declined below cost. In assessing whether there is other-than-temporary impairment, the Company considers in a disciplined manner:

  •
  Whether or not all contractual cash flows due on a security will be collected

  •
  The Company's positive intent and ability to hold the debt security until recovery in fair value or maturity

        A number of factors are considered in the analysis, including but not limited to:

  •
  Issuer's credit rating

  •
  Likelihood of the issuer's default or bankruptcy

  •
  Collateral underlying the security

  •
  Industry in which the issuer operates

  •
  Nature of the investment

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2008 represents an other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

2. INVESTMENT SECURITIES (Continued)

therefore rated "AAA." The Company has no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but has since been downgraded to below investment grade. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 and 2007 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 and 2007 until the market value recovers or the securities mature.

        The amortized cost and estimated fair value of investment securities at December 31, 2008, by contractual maturity, are shown below:

(Dollars in Thousands)	Amortized Cost	Estimated Fair Value
Available for sale:
Due in one year or less	$2,218	$2,304
Due after one year through five years	22,906	22,932
Due after five years through ten years	22,841	22,900
Due after ten years	179,464	181,000

Total	$227,429	$229,136

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	139	135

Total	$139	$135

        Securities with amortized cost of approximately $219,972,000 and $208,534,000 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2008 and 2007, respectively.

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Under the statement, the fair value option may be applied instrument by instrument, with only a few exceptions, but may only apply to entire instruments and not to portions of instruments. The fair value option is a one-time election for existing instruments and is irrevocable. The Company adopted SFAS No. 159 as of January 1, 2008. All assets and liabilities are evaluated for eligibility of the fair value option under

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

the statement. Based on the analysis performed, the Company concluded that the fair value option provided by this statement is not elected for any of the existing instruments under its current asset and liability balances. The Company will constantly review the new asset and liability additions on an ongoing basis, and will elect fair value option pursuant to SFAS No. 159 for any new instruments that fall in line with the fair value accounting and reporting.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

        In October 2008, the FASB issued FASB Staff Position ("FSP") SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting for as a change in the valuation technique or its application shall be accounted for as a change in accounting estimate under SFAS No. 154, Accounting Changes and Error Corrections. However, such revisions shall be exempt from SFAS No. 154 disclosure requirement. The Company adopted FSP SFAS No. 157-3 on its issuance date, October 10, 2008. The adoption of this FSP did not have a material impact on the Company's fair value determination and its consolidated financial statements.

        The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to SFAS No. 157:

  Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for the blockage factor (i.e., size of the position relative to trading volume).

  Level 2—Pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies, including the use of pricing matrices. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

  Level 3—Pricing inputs are inputs unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

        The Company adopted SFAS No. 157 as of January 1, 2008 and FSP SFAS No.157-3 as of October 10, 2008. It used the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring basis are listed as follows:

  Securities available for sale—Investment in available-for-sale securities is recorded at fair value pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of December 31, 2008 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

  Servicing assets and interest-only strips—Small Business Administration ("SBA") loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

  Impaired loans—A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company measures impairment on all nonaccrual loans and trouble debt restructured loans, except automobile loans, for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company records impaired loans as recurring with Level 3 measurement inputs.

  Servicing liabilities—SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  discounted cash flows are less than the carrying value. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

        The table below summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2008:

Assets Measured at Fair Value
(Dollars in Thousands)

	As of December 31, 2008
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available for sale	$229,136	$—	$229,136	$—
Servicing assets	4,838	—	—	4,838
Interest-only strips	632	—	—	632
Impaired loans	27,955	—	—	27,955
Servicing liabilities	(328)	—	—	(328)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended December 31, 2008:

(Dollars in Thousands)	At January 1, 2008	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At December 31, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,949	$(877)	$—	$766	$—	$4,838	$—
Interest-only strips	753	(226)	105	—	—	632	249
Impaired loans	15,545	(1,599)	—	14,009	—	27,955	—
Servicing liabilities	(379)	51	—	—	—	(328)	—

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

4. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans as of December 31:

	2008		2007
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial loans	$5,235	$383,982	$2,997	$332,336
Real estate loans	13,192	1,629,615	4,915	1,441,149
Installment loans	—	23,669	—	33,569

	18,427	2,037,266	7,912	1,807,054
Allowance for loan losses	—	(29,437)	—	(21,579)
Deferred loan fees	—	(178)	—	(788)
Unearned income	—	(3,986)	—	(5,129)

Net loans	$18,427	$2,003,665	$7,912	$1,779,558

        At December 31, 2008, 2007 and 2006, the Company serviced loans sold to unaffiliated parties in the amounts of $314,988,000, $338,166,000, and $340,573,000, respectively.

        The maturity or repricing distribution of the loan portfolio as of December 31, 2008 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Less than one year	$18,034	$1,086,763	$1,104,797
One to five years	—	833,158	833,158
After five years	393	94,846	95,239

Total gross loans	$18,427	$2,014,767	$2,033,194

        The rate composition of the loan portfolio as of December 31, 2008 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Fixed rate loans	$18,034	$1,054,317	$1,072,351
Variable rate loans	393	960,450	960,843

Total gross loans	$18,427	$2,014,767	$2,033,194

        The amounts on the tables above are the gross loan balance at December 31, 2008 before netting deferred loan fees and unearned income totaling $4.2 million, and the gross amount of non-accrual loans approximately of $22.5 million is not included.

        As of December 31, 2008 and 2007, the government guaranteed portion of total gross loans was $36.6 million and $33.1 million, respectively.

        Management believes that as of December 31, 2008 and 2007, the allowance for loan losses is adequate to provide for losses in the loan portfolio; however, the allowance is an estimate that is inherently uncertain and depends on the outcome of future events. Management's estimates are based

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

4. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

        The activity in the allowance for loan losses was as follows for the years ended December 31:

(Dollars in Thousands)	2008	2007	2006
Balance—beginning of year	$21,579	$18,654	$13,999
Provision for loan losses	12,865	13,873	5,896
Loans charged off	(7,147)	(11,271)	(2,162)
Recoveries of charge-offs	2,140	323	320
Allowance for loan losses acquired from Liberty Bank of New York acquisition	—	—	601

Balance—end of year	$29,437	$21,579	$18,654

        The activity in the liability for losses on loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2008	2007	2006
Balance—beginning of year	$1,998	$891	$779
Provision (Credit) for losses on loan commitments	(755)	1,107	104
Allowance for loan commitment acquired from Liberty Bank of New York acquisition	—	—	8

Balance—end of year	$1,243	$1,998	$891

        The following is a summary of impaired loans with and without specific reserve as of December 31, 2008 and 2007:

	2008		2007
(Dollars in Thousands)	Loan Amount	Specific Reserve	Loan Amount	Specific Reserve
Impaired loans without specific reserve	$11,881	$—	$10,243	$—
Impaired loans with specific reserve	16,074	6,215	5,302	1,910

Total impaired loans	$27,955	$6,215	$15,545	$1,910

        The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was $29.4 million and $19.4 million, respectively. There was no interest income recognized from the impaired loans in 2008 and 2007.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

4. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2008, the Company had loans on non-accrual status of $15.3 million, net of SBA guaranteed, as compared with $10.3 million at December 31, 2007.

        The Company provides residential mortgage lending and it offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of the salable loans are transferred to the secondary market while certain portion was retained on our books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2008 and 2007 was $42.4 million and $38.0 million, respectively and the effect on the Company's credit risk profile was immaterial. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2008 were $2.1 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. They were $2.8 million and $1.2 million, respectively, at December 31, 2007.

        The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company's normal lending policies:

(Dollars in Thousands)	2008	2007
Outstanding balance—beginning of year	$11,779	$35,557
Credit granted, including renewals	1,642	804
Repayments	(2,862)	(24,582)

Outstanding balance—end of year	$10,559	$11,779

        Income from these loans totaled approximately $564,000, $1,780,000 and $2,944,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is reflected in the accompanying consolidated statements of operations.

5. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at 2008 year end was $307.2 million.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

5. LOAN SERVICING ASSETS (Continued)

        The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2008 and 2007, respectively:

(Dollars in Thousands)	2008	2007
Beginning of year	$4,949	$5,081
Additions	766	1,637
Disposals	(608)	(1,390)
Changes in fair value	(269)	(516)
Cumulative effect due to adoption of FAS 156(1) (Note 1)	—	137

End of year	$4,838	$4,949

    (1)
    Upon adoption of SFAS No. 156 effective January 1, 2007, the $137,000 adjustment represented the total of $80,000 fair value adjustment, net of tax, to the beginning equity, and $43,000 and $15,000 federal and state deferred liabilities (see Note 1).

        The fair valuation of servicing assets in accordance with the adoption of SFAS No. 156 was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        The following table is a summary of average discount rates and constant prepayment rates of our servicing loan portfolio as of December 31, 2008 and 2007, respectively:

	2008	2007
Avg. Discount Rate	7.00%	9.79%
Constant Prepayment Rate	18.20%	18.40%

6. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2008	2007
Land	$2,068	$2,068
Building	2,508	2,508
Furniture and equipment	6,566	5,634
Leasehold improvements	9,137	8,115

	20,279	18,325
Accumulated depreciation and amortization	(9,014)	(7,365)

	$11,265	$10,960

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

7. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company's ownership in each limited partnership varies from 1.20% to 26.66%. As of December 31, 2008, we have eight such investments, with a net carrying value of $9.0 million at December 31, 2008. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 15 years are $15.0 million as of December 31, 2008. The Company's usage of federal tax credits approximated $942,000, $542,000 and $391,000 during 2008, 2007, and 2006, respectively. Investment amortization amounted to $809,000, $532,000 and $329,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

8. DEPOSITS

        Time deposits by maturity dates are as follows at December 31:

(Dollars in Thousands)	2008	2007
Less than three months	$520,740	$460,254
After three to six months	340,244	225,304
After six months to twelve months	236,148	233,621
After twelve months	9,285	12,419

Total	$1,106,417	$931,598

        The scheduled maturities of time deposits as of December 31, 2008 are as follows:

(Dollars in Thousands)
2009	$1,097,132
2010	8,789
2011	496
2012	—
2013 and thereafter	—

Total	$1,106,417

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

9. COMMITMENTS AND CONTINGENCIES

        The Company leases premises and equipment under non cancelable operating leases. Future minimum rental commitments under these leases are as follows at December 31, 2008:

(Dollars in Thousands) Year	Amount
2009	$3,057
2010	2,212
2011	1,759
2012	1,461
2013	1,176
Thereafter	2,170

$11,835

        Rental expense recorded under such leases amounted to approximately $3,009,000, $2,646,000, and $2,271,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management's opinion, the final disposition of all such claims will not have a material adverse effect on the financial position and results of operations of the Company.

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $153,441,000 and $284,896,000 and obligations under standby letters of credit and commercial letters of credit of approximately $27,833,000 and $20,762,000 at December 31, 2008 and 2007, respectively.

10. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2008, the Company had approved financing with the Federal Home Loan Bank ("FHLB") for a maximum advance of up to 30% of total assets based on qualifying collateral. The Company's actual borrowing capacity under the FHLB standard credit program per our pledged

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

10. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

collateral was approximately $560.1 million, with $260.0 million borrowing outstanding and $300.1 million capacity remaining as of December 31, 2008.

        The following table indicates our outstanding advances from FHLB at December 31, 2008.

Amount (Dollars in Thousands)	Issue Date	Maturity Date	Rate
$40,000	01/08/2008	01/08/2009	3.64%
20,000	01/14/2008	01/14/2009	3.23%
50,000	12/17/2007	12/17/2009	4.07%
40,000	01/08/2008	01/08/2010	3.44%
40,000	03/31/2008	03/31/2011	2.12%
25,000	12/01/2008	12/01/2011	2.73%
25,000	12/02/2008	12/02/2011	2.62%
20,000	12/13/2008	12/05/2011	2.61%

$260,000			3.16%

        The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Average balance during the year	$286,213	$46,890	$39,108
Average interest rate during the year	3.23%	4.24%	3.83%
Maximum month-end balance during the year	$370,000	$155,000	$20,000
Loan collateralizing the agreements at year-end	$1,113,734	$946,764	$832,255

        The Company had five issuances of junior subordinated debentures, $10,000,000, $15,464,000, $20,619,000, $15,464,000, and $25,774,000, respectively, at December 31, 2008. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

10. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table summarizes our outstanding Subordinated Debentures at December 31, 2008:

Name	Issued Date	Amount of Debenture Issued (Dollars in Thousands)	Common Securities (Dollars in Thousands)	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire State Bank Junior Subordinated Debentures	12/19/2002	$10,000	N/A	3-Month LIBOR + 3.10%	4.57%	03/26/2009	(1)	12/26/2012
Wilshire Statutory Trust I	12/17/2003	15,464	464	3-Month LIBOR + 2.85%	4.72%	03/17/2009	(2)	12/17/2033
Wilshire Statutory Trust II	03/17/2005	20,619	619	3 Month LIBOR + 1.79%	3.66%	03/17/2010		03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	464	6.07% Fixed until 09-15-2010 thereafter 3-Month LIBOR + 1.40%	6.07%	09/15/2010		09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	774	3 Month LIBOR + 1.38%	3.38%	09/15/2012		09/15/2037

		$87,321	$2,321

(1)
The Bank has the right to redeem the $10 million debentures, in whole or in part, on any March 26, June 26, September 26 or December 26 on or after December 26, 2007. The next callable date as of this report is March 26, 2009.

(2)
The Company has the right to redeem the $15 million debentures, in whole or in part, on any March 17, June 17, September 17 or December 17 on or after December 17, 2008. The next callable date as of this report is March 17, 2009.

11. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCKS AND WARRANTS

        On December 12, 2008, the Company issued $62,158,000 in preferred stocks and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million of preferred stock investment from the U.S. Treasury, which is commonly referred to as TARP investment, marks the completion of the sale to the U.S. Treasury of 62,158 shares of newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with 10-year term) exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share (see Note 12). The preferred stock will pay cumulative dividends at a rate of 5% per year for the first 5 years, and 9% thereafter. The Company is restricted for a period of three years from the closing date, in the buyback of company stock and in increasing the quarterly dividend in excess of the current level. As of December 31, 2008, the amount of TARP

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

11. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCKS AND WARRANTS (Continued)

preferred stock was $59.4 million and TARP warrant was $2.7 million, of which, 100% were qualified for Tier 1 capital.

12. TARP STOCK WARRANT AND STOCK OPTION PLAN

TARP Stock Warrant

        On December 12, 2008, as an attached term to the TARP agreement, the Company granted to the U.S. Treasury 949,460 warrants to purchase shares of the Company's common stock at an exercise price determined at $9.82. The warrant carries a 10-year term and was 100% vested at grant. Based on the present value of future cash flows of the TARP preferred stock investment, the Company determined the market value of the TARP preferred shares (i.e., TARP preferred shares without attached warrants) at its receipt date. In addition, the Company utilized the Black-Scholes model to obtain the fair value of the TARP warrants. The allocated warrant value was calculated based on the proportional fair value of the warrant in comparison with the total fair values of the TARP preferred stock and TARP warrant. The value allocated to TARP warrant was recorded as a discount to the TARP preferred stock, which was determined to be amortized using effective yield method. As of December 31, 2008, the unamortized TARP preferred discount was $2,715,000. To determine the warrant allocation ratio in accordance to APB Opinion No. 14, we use the fair value of the warrant divided by the sum of the fair value of warrants plus the fair value of the straight preferred stock. This ratio is then multiplied by the total amount of TARP capital issued to arrive at the value to be allocated to the warrant.

Stock Option Plan

        The Company has issued stock options to employees under share-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life (estimated period of time outstanding) of options was estimated using the simplified method. The expected volatility was based on historical volatility for a period equal to the stock option's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        During 1997, the Bank established the 1997 stock option plan ("1997 Plan") that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. As of December 31, 2008, 278,630 shares were previously granted and outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

12. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

        In 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective method. Accordingly, prior-period amounts have not been restated.

        In June 2008, the Company has established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 984,000 shares of our common stock as of December 31, 2008.

        Pursuant to the adoption of SFAS No. 123R, our stock-based compensation expense was $1,139,000 and $348,000 for 2008 and 2007, respectively. Cash provided by operating activities decreased by $57,000 and $1,286,000 for 2008 and 2007, respectively. Cash provided by financing activities increased by identical amounts for both 2008 and 2007, related to excess tax benefits from stock-based payment arrangements.

        For 2008, 2007, and 2006, 1,001,000, 0, and 187,000 shares were granted, respectively. The weighted average fair value of options granted during 2008 and 2006 was $2.46 and $5.26 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2008	2007	2006
Expected life	3 - 6.8 years	—	3.4 - 3.8 years
Expected volatility	30.80%	—	32.89%
Expected dividend yield	2.19%	—	1.06%
Risk-free interest rate	3.53%	—	4.70%

        The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

2008	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2008	522,476	$12.16
Granted	1,001,000	9.14
Excercised	(160,446)	2.93
Forfeited	(100,400)	16.30

Outstanding at December 31, 2008	1,262,630	$10.61	6.51 years	$141

Option exercisable at December 31, 2008	406,970	$12.20	5.92 years	$106

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

12. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $2.99	14,880	$2.57	3.39	14,880	$2.57
$9.00 - $10.99	984,000	9.14	7.07	203,400	9.14
$13.00 - $14.99	47,000	13.74	6.28	37,200	13.74
$15.00 - $16.99	100,050	15.21	6.23	80,990	15.22
$17.00 - $19.99	116,700	18.79	2.58	70,500	18.79

Outstanding at end of year	1,262,630	10.61	6.51	406,970	12.20

        Activities related to stock options are presented as follows:

(Dollars in Thousands, Except per Share Data)	2008	2007	2006
Total intrinsic value of options exercised	$792	$3,161	$3,768
Total fair value of options vested	$702	$320	$300
Weighted average fair value of options granted during the year	$2.46	$—	$5.26

        As of December 31, 2008, total unrecognized compensation cost related to stock options that have been granted prior to the end of 2008 amounted to $1,242,000. This cost is expected to be recognized over a weighted average period of 1.75 years.

        A summary of the status and changes of the Company's non-vested shares related to the Company's stock plans as of and during 2008 is presented below:

	Shares	Weighted Average Grant date Fair value
Non vested at January 1, 2008	164,540	$4.15
Granted	1,001,000	2.46
Vested	(259,020)	2.71
Forfeited on unvested shares	(50,860)	5.69

Non vested at December, 2008	855,660	$2.63

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

13. INCOME TAXES

        A summary of income tax expense (benefit) for 2008, 2007 and 2006 follows:

(Dollars in Thousands)	Current	Deferred	Total
2008:
Federal	$15,426	$(2,660)	$12,766
State	4,381	(865)	3,516

	$19,807	$(3,525)	$16,282

2007:
Federal	$13,469	$63	$13,532
State	3,893	(116)	3,777

	$17,362	$(53)	$17,309

2006:
Federal	$18,390	$(1,208)	$17,182
State	4,928	(308)	4,620

	$23,318	$(1,516)	$21,802

        The following is a summary of the income taxes receivable. The $763,000 and $597,000 federal income taxes receivables are included in other assets as of December 31, 2008 and December 31, 2007, respectively. The $221,000 state taxes payable was included in other liabilities as of December 31, 2008, and the $267,000 state taxes receivable was included in other assets as of December 31, 2007:

(Dollars in Thousands)	2008	2007
Current income taxes:
Federal	$(763)	$(597)
State	221	(267)

Total income taxes receivable	$(542)	$(864)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

13. INCOME TAXES (Continued)

        The cumulative temporary differences, as tax effected, are as follows as of December 31, 2008 and 2007:

2008 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$10,766	$3,335	$14,101
Tax depreciation less than financial statement depreciation	902	361	1,263
Amortization of start-up cost	7	2	9
Deferred rent	46	14	60
OREO reserve	43	13	56
SFAS 123R non-qualified stock options	264	82	346
Unrealized loss on loans held-for-sale	306	95	401
Accrued professional fees	30	9	39

Total deferred tax assets	12,364	3,911	16,275

Deferred tax liabilities:
Prepaid expenses	190	59	249
Deferred loan origination costs	1,575	488	2,063
Unrealized gain on securities available-for-sale	541	100	641
Intangible related to business combination	318	98	416
FASB 156 adjustment	459	142	601
State tax deferred and other	76	178	254

Total deferred tax liabilities	3,159	1,065	4,224

Net deferred tax assets	$9,205	$2,846	$12,051

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

13. INCOME TAXES (Continued)

2007 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$8,227	$2,549	$10,776
Tax depreciation less than financial statement depreciation	631	282	913
Amortization of start-up cost	21	6	27
Deferred rent	68	21	89
Net operating loss	112	—	112
SFAS 123R non-qualified stock options	54	17	71
Unrealized gain on securities available-for-sale	164	51	215
State tax deferred and other	—	9	9
Unrealized loss on loans held-for-sale	190	—	190

Total deferred tax assets	9,467	2,935	12,402

Deferred tax liabilities:
Prepaid expenses	333	103	436
Deferred loan origination costs	1,395	432	1,827
Unrealized gain on securities available-for-sale	24	—	24
Intangible related to business combination	422	131	553
FASB 156 adjustment	231	71	302
State tax deferred and other	—	109	109

Total deferred tax liabilities	2,405	846	3,251

Net deferred tax assets	$7,062	$2,089	$9,151

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

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2008	2007	2006
Statutory tax rate	35%	35%	35%
State taxes—net of California Enterprise Zone tax credit	5	5	5
Tax credits and other items	(2)	(1)	(1)

Total	38%	39%	39%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

13. INCOME TAXES (Continued)

        On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, it recognized an increase in the liability for unrecognized tax benefit of $235,000 and related interest of $14,000, gross of U.S. federal tax benefit, which was accounted for as a decrease to the beginning balance of retained earnings. The following table summarizes the activity related to the changes of unrecognized tax benefit in 2008 and 2007:

(Dollars in Thousands)	2008	2007
Unrecognized tax benefit:
Balance, beginning of the year	$319	$235
Increases related to current year tax positions	231	84
Expiration of the statue of limitations for assessment of taxes	(38)	—

Balance, end of the year	$512	$319

        As of December 31, 2008, the total unrecognized tax benefit that would affect the effective rate if recognized was $333,000, which was solely related to the state exposure from California Enterprise Zone net interest deductions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of the December 31, 2008, the total accrued interest related to uncertain tax positions was $36,000. The Company accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        The Company files U.S. federal and state income tax returns in jurisdictions with varying statue of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. The Company is currently under examinations for the 2005 and 2006 tax years under the California Franchise Tax Board and the New York State Department of Taxation and Finance. The Company do not expect the examination results will have a material impact to its consolidated financial statement as of December 31, 2008.

14. GOODWILL

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The carrying amount of goodwill amounted to $6.7 million at both December 31, 2008 and 2007 since no impairment losses were recoded during those years.

15. RETIREMENT PLAN

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $613,000, $545,000, and $413,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

16. REGULATORY MATTERS

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets. Management believes that, as of December 31, 2008 and 2007, the Company meets all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2008, the Company is able to include all of the TARP preferred investment from the U.S. Treasury as Tier 1 capital. In addition, part of the proceeds from the previously issued trust preferred securities was also classified as Tier 1 capital. As a result, the Company's total risk-weighted capital ratio improved 251 basis points to 17.09% at December 31, 2008, as compared with 14.58% at December 31, 2007. As of December 31, 2008, the Company's Tier 1 risk-weighted capital ratio and Tier 1 capital ratio were 15.36% and 13.25%, respectively, as compared with 11.83% and 10.36% as of December 31, 2007.

        The Company is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

16. REGULATORY MATTERS (Continued)

        The Company's and Bank's actual capital amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in Thousands)	Ratio	Amount (in Thousands)		Ratio	Amount (in Thousands)		Ratio
As of December 31, 2008:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$356,509	17.09%	$166,899	≥	8.00%	$208,624	≥	10.00%
Wilshire State Bank	$283,421	13.59%	$166,811	≥	8.00%	$208,514	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$320,374	15.36%	$83,449	≥	4.00%	$125,174	≥	6.00%
Wilshire State Bank	$247,300	11.86%	$83,406	≥	4.00%	$125,108	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$320,374	13.25%	$96,703	≥	4.00%	$120,879	≥	5.00%
Wilshire State Bank	$247,300	10.24%	$96,575	≥	4.00%	$120,718	≥	5.00%
As of December 31, 2007:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$270,877	14.58%	$148,592	≥	8.00%	$185,740	≥	10.00%
Wilshire State Bank	$252,231	13.59%	$148,516	≥	8.00%	$185,646	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$219,792	11.83%	$74,296	≥	4.00%	$111,444	≥	6.00%
Wilshire State Bank	$219,021	11.80%	$74,258	≥	4.00%	$111,387	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$219,792	10.36%	$84,870	≥	4.00%	$106,087	≥	5.00%
Wilshire State Bank	$219,021	10.33%	$84,776	≥	4.00%	$105,970	≥	5.00%

        As a holding company whose only significant asset is the common stock of the Bank, the Company's ability to pay dividends on its common stock and to conduct business activities directly or in non-banking subsidiaries depends significantly on the receipt of dividends or other distributions from the Bank. The Bank's ability to pay any cash dividends will depend not only upon its earnings during a specified period, but also on its meeting certain capital requirements. The Federal Deposit Insurance Act and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

16. REGULATORY MATTERS (Continued)

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. Furthermore, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfill the dividend payment requirement of the TARP. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2008 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $69.5 million.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The table below is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, including those financial instruments for which the Company did not elect fair value option pursuant to SFAS No. 159. In addition, the provisions of SFAS No. 107 do not require the disclosure of the fair value of lease financing instruments and nonfinancial instruments, including goodwill and intangible assets. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2008		2007
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$97,541	$97,541	$92,509	$92,509
Investment securities held to maturity	139	135	7,384	7,372
Loans receivable—net	2,003,665	2,008,949	1,779,558	1,781,090
Loans held for sale	18,427	19,396	7,912	8,382
Cash surrender value of life insurance	17,395	17,395	16,228	16,228
Federal Home Loan Bank stock	17,537	17,537	8,695	8,695
Accrued interest receivable	9,975	9,975	10,062	10,062
Due from customer on acceptances	2,213	2,213	3,377	3,377
Liabilities:
Noninterest-bearing deposits	$277,542	$277,542	$314,114	$314,114
Interest-bearing deposits	1,535,059	1,536,325	1,448,957	1,453,371
Junior subordinated Debentures	87,321	87,321	87,321	87,321
Short-Term Federal Fund Purchased	14,000	14,000	—	—
Federal Home Loan Bank borrowings	260,000	262,202	150,000	150,105
Accrued interest payable	6,957	6,957	10,440	10,440
Acceptances outstanding	2,213	2,213	3,377	3,377

        The methods and assumptions used to estimate the fair value of each class of financial statements for which it is practicable to estimate that value are explained below:

  Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these investments.

  Investment Securities Held to Maturity—The fair value of investment securities Held to Maturity is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

  Loans Receivable-Net—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the market pricing of similar fixed rate loans, as well as anticipated repayment schedules as of December 31, 2008 and 2007 respectively. The fair values of adjustable rate commercial loans are based on the estimated discounted cash flows as of the year ends of 2008 and 2007 utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair values are net of allowance for loan losses.

  Loans Held for Sale—Similar fair valuation as to Loans Receivable-Net. Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties.

  Cash Surrender Value of Life Insurance—The carrying amounts approximate fair value since the carrying amount represents the cash surrender value.

  Federal Home Loan Bank Stock—The carrying amounts approximate fair value, as the stock may be sold back to the FHLB at the carrying value.

  Accrued Interest Receivable—The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset.

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

  Accrued Interest Payable—The carrying amount of accrued interest payable approximates its fair value due the short-term nature of this liability.

  Due from Customer on Acceptances and Acceptances Outstanding—The carrying amount approximates fair value due to the short-term maturities of these instruments.

  Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2008 and 2007.

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18. EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2008, 2007 and 2006:

(Dollars in Thousands, Except per Share Data)	2008	2007	2006
Numerator:
Net income available to common shareholders	$26,318	$26,806	$33,942

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,368,762	29,339,454	28,986,217
Effect of dilutive securities:
Stock option dilution(1)	38,626	109,757	344,515
Stock warrant dilution(2)	—	n/a	n/a

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,407,388	29,449,211	29,330,732

Basic earnings per share	$0.90	$0.91	$1.17

Diluted earnings per share	$0.90	$0.91	$1.16

    (1)
    Excludes 1,248,000 , 348,000 and 162,000 options outstanding at December 31, 2008, 2007 and 2006, respectively, for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

    (2)
    There were 949,460, 0, and 0 warrants outstanding at December 31, 2008, 2007, and 2006, respectively. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2008. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
2008	Mar 31	Jun 30	Sep 30	Dec 31	Total
	(Dollars in Thousands, Except per Share Data)
Net interest income	$19,744	$20,333	$21,414	$21,128	$82,619
Provision for loan losses	1,400	1,400	3,400	5,910	12,110
Net income available to common shareholders	7,050	7,429	6,868	4,971	26,318
Basic earnings per common share	0.24	0.25	0.23	0.17	0.90
Diluted earnings per common share	0.24	0.25	0.23	0.17	0.90

2007
Net interest income	$18,973	$20,916	$20,938	$20,523	$81,350
Provision for loan losses	1,630	4,500	4,100	4,750	14,980
Net income	7,317	7,346	6,644	5,499	26,806
Basic earnings per common share	0.25	0.25	0.23	0.18	0.91
Diluted earnings per common share	0.25	0.25	0.23	0.18	0.91

20. BUSINESS SEGMENT INFORMATION

        The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services ("TFS"), and Small Business Administration Lending Services. The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

  Banking Operations—The Company provides lending products, including commercial, installment and real estate loans, to its customers.

  Trade Finance Services—The Trade Finance department allows the Company's import/export customers to handle their international transactions. Trade finance products include, among others, the issuance and collection of letters of credit, international collection and import/export financing.

  Small Business Administration Lending Services—The SBA department mainly provides customers of the Company access to the U.S. SBA-guaranteed lending program.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

20. BUSINESS SEGMENT INFORMATION (Continued)

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segment
2008 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$68,526	$2,218	$11,875	$82,619
Less provision for loan losses	5,091	830	6,189	12,110
Other operating income	15,239	1,119	4,288	20,646

Net revenue	78,674	2,507	9,974	91,155
Other operating expenses	43,665	1,092	3,643	48,400

Income before taxes	$35,009	$1,415	$6,331	$42,755

Total assets	$2,244,645	$47,850	$157,516	$2,450,011

	Business Segment
2007 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$61,285	$3,212	$16,853	$81,350
Less provision for loan losses	9,133	3,440	2,407	14,980
Other operating income	13,122	1,268	8,194	22,584

Net revenue	65,274	1,040	22,640	88,954
Other operating expenses	39,009	1,055	4,775	44,839

Income before taxes	$26,265	$(15)	$17,865	$44,115

Total assets	$1,994,323	$48,727	$153,655	$2,196,705

	Business Segment
2006 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$55,769	$4,176	$16,632	$76,577
Less provision for loan losses	4,404	1,254	342	6,000
Other operating income	12,064	1,618	12,718	26,400

Net revenue	63,429	4,540	29,008	96,977
Other operating expenses	35,045	1,016	5,171	41,232

Income before taxes	$28,384	$3,524	$23,837	$55,745

Total assets	$1,818,580	$56,117	$133,787	$2,008,484

21. RELATED PARTIES TRANSACTION

        The Company, in the normal course of business has paid, and to the extent permitted by applicable regulations and other regulatory restrictions and expects to continue to pay the loan referral

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

21. RELATED PARTIES TRANSACTION (Continued)

fees to affiliates of one of the Company's officers. Such fees were approximately $104,000 and $657,000 for the fiscal years 2008 and 2007, respectively, and have been paid from loan fees collected from the borrowers. All such transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectibility or present other unfavorable features.

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2008	2007
	(Dollars in Thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$72,288	$18,013
Investment in subsidiary	259,306	230,473
Prepaid income taxes	2,234	2,224
Other assets	321	71

Total assets	$334,149	$250,781

Liabilities:
Other borrowings	$77,321	$77,321
Accounts payable and other liabilities	142	212
Cash dividend payable	1,626	1,462

Total liabilities	79,089	78,995
Shareholders' Equity	255,060	171,786

Total	$334,149	$250,781

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

	2008	2007	2006
	(Dollars in Thousands)
STATEMENTS OF OPERATIONS
Interest expense	$4,154	$4,603	$3,506
Other operating expense	1,772	883	885

Total expense	5,926	5,486	4,391
Other income	124	138	—
Undistributed earnings of subsidiary	29,846	29,905	36,487

Earnings before income tax provision	24,044	24,557	32,096
Income tax benefit	2,429	2,249	1,846

Net Income	$26,473	$26,806	$33,942

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

	2008	2007	2006
	(Dollars in Thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$26,473	$26,806	$33,942
Adjustments to reconcile net earnings to net cash used in operating activities:
Increase (decrease) in accounts payable and other liabilities	(70)	70	14
Stock compensation expense	1,140	348	472
Decrease (increase) in prepaid income taxes	(10)	(623)	1,309
Tax benefit from exercise of stock options	(57)	(1,286)	(899)
Increase in other assets	(225)	(31)	(40)
Undistributed earnings of subsidiary	(29,789)	(28,619)	(35,588)

Net cash used in operating activities	(2,538)	(3,335)	(790)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	—	(774)	—
Cash payment for acquisition of Liberty Bank of New York	—	—	(9,217)

Net cash used in investing activities	—	(774)	(9,217)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	62,158	—	—
Proceeds from the issuance of trust preferred securities	—	25,774	—
Proceeds from exercise of stock options	470	138	474
Tax benefit from exercise of stock options	57	1,286	899
Cash paid to acquire treasury stock	—	(1,262)	—
Payments of cash dividend	(5,872)	(5,863)	(5,497)

Net cash provided by (used in) financing activities	56,813	20,073	(4,124)

Net (decrease) increase in cash and cash equivalents	54,275	2,049	(14,131)
Cash and cash equivalents, beginning of year	18,013	15,964	16,180

Cash and cash equivalents, end of year	$72,288	$18,013	$2,049

23. SUBSEQUENT EVENTS

        In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices, and expectations of financial performance for the banking industry, including Wilshire Bancorp Inc., the Company estimates of goodwill fair value may be subject to change or adjustment and it may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Subsequent to December 31, 2008, the Company's market capitalization continued to decrease. If the Company's market capitalization continues to remain below book value, the Company will update its valuation analysis to

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

23. SUBSEQUENT EVENTS (Continued)

determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

        The FDIC issued a letter indicating that it intends to charge a special assessment in 2009 and that assessment may be as much as 20 basis points based on our deposits or assessment base as of June 30, 2009, but the actual amount has not been determined by the FDIC. We expect to accrue and record this one-time expense when FDIC finalizes the assessment in the second quarter of 2009, and incur the actual payment in the third quarter of 2009.