Form 10-Q
period 2009-03-31
WILSHIRE BANCORP INC
filed 2009-05-08
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No   ☒

The number of shares of Common Stock of the registrant outstanding as of April 30, 2009 was 29,413,757.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$61,268	$67,540
Federal funds sold and other cash equivalents	85,001	30,001
Cash and cash equivalents	146,269	97,541

Investment securities available for sale, at fair value (amortized cost of $315,541 and $227,430 at March 31, 2009 and December 31, 2008, respectively)	320,055	229,136
Investment securities held to maturity, at amortized cost (fair value of $133 and $135 at March 31, 2009 and December 31, 2008, respectively)	133	139
Loans receivable, net of allowance for loan losses of $34,156 and $29,437 at March 31, 2009 and December 31, 2008, respectively)	2,019,667	2,003,665
Loans held for sale—at the lower of cost or market	20,178	18,427
Federal Home Loan Bank stock, at cost	17,537	17,537
Other real estate owned	6,282	2,663
Due from customers on acceptances	312	2,213
Cash surrender value of bank owned life insurance	17,559	17,395
Investment in affordable housing partnerships	11,214	9,019
Bank premises and equipment	11,475	11,265
Accrued interest receivable	10,122	9,975
Deferred income taxes	11,815	12,051
Servicing assets	4,790	4,838
Goodwill	6,675	6,675
Other assets	7,199	7,472
TOTAL	$2,611,282	$2,450,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$298,044	$277,542
Interest bearing:
Savings	44,118	44,452
Money market checking and NOW accounts	396,461	384,190
Time deposits of $100,000 or more	969,001	902,804
Other time deposits	197,823	203,613
Total deposits	1,905,447	1,812,601

Federal Home Loan Bank advances and other borrowings	340,000	274,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	7,330	6,957
Acceptances outstanding	312	2,213
Other liabilities	13,166	11,859
Total liabilities	2,353,576	2,194,951

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares and 62,158 shares at March 31, 2009 and December 31, 2008, respectively	59,562	59,443
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,413,757 shares and 29,413,757 shares at March 31, 2009 and December 31, 2008, respectively	54,238	54,038
Accumulated other comprehensive income, net of tax	2,898	1,239
Retained earnings	141,008	140,340
Total shareholders’ equity	257,706	255,060

TOTAL	$2,611,282	$2,450,011

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2009	2008

INTEREST INCOME:
Interest and fees on loans	$30,193	$35,318
Interest on investment securities	2,942	2,584
Interest on federal funds sold	289	80
Total interest income	33,424	37,982

INTEREST EXPENSE:
Interest on deposits	11,181	14,738
Interest on FHLB advances and other borrowings	1,658	2,043
Interest on junior subordinated debentures	921	1,457
Total interest expense	13,760	18,238

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	19,664	19,744

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	6,700	1,400

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	12,964	18,344

NON-INTEREST INCOME:
Service charges on deposit accounts	2,899	2,748
(Loss) Gain on sale of loans	(831)	864
Loan-related servicing fees	964	675
Other income	705	867
Total noninterest income	3,737	5,154

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,207	6,976
Occupancy and equipment	1,676	1,425
Data processing	827	764
Professional fees	342	500
Other operating	2,935	2,559
Total noninterest expenses	11,987	12,224

INCOME BEFORE INCOME TAXES	4,714	11,274
INCOME TAXES	1,655	4,224
NET INCOME	$3,059	$7,050

Preferred stock cash dividend accrued and accretion of preferred stock discount	920	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,139	$7,050

PER COMMON SHARE INFORMATION
Basic	$0.07	$0.24
Diluted	$0.07	$0.24
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,413,757	29,276,871
Diluted	29,422,290	29,341,080

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
					Other		Total
	Shares		Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Outstanding	Amount	Income	Earnings	Equity

BALANCE-January 1, 2008	—	$—	29,253,311	$49,633	$375	$121,778	$171,786
Stock options exercised			137,866	391			391
Cash dividend declared or accrued
Common stock						(1,469)	(1,469)
Stock compensation expense				56			56
Tax benefit from stock options exercised				57			57
Cumulative impact of change in accounting for bank owned life insurance						(1,876)	(1,876)
Comprehensive income:
Net income						7,050	7,050
Other comprehensive income:
Change in unrealized gain on interest-only strips, net of taxes					14		14
Change in unrealized gain on securities available for sale, net of taxes					1,527		1,527
Comprehensive income							8,591
BALANCE-March 31, 2008	—	$—	29,391,177	$50,137	$1,916	$125,483	$177,536

BALANCE-January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060
Cash dividend declared or accrued
Common stock						(1,471)	(1,471)
Preferred stock						(777)	(777)
Stock compensation expense				200			200
Accretion of preferred stock discount		119				(143)	(24)
Comprehensive income:
Net income						3,059	3,059
Other comprehensive income:
Change in unrealized gain on interest-only strips, net of taxes					31		31
Change in unrealized gain on securities available for sale, net of taxes					1,628		1,628
Comprehensive income							4,718
BALANCE-March 31, 2009	62,158	$59,562	29,413,757	$54,238	$2,898	$141,008	$257,706

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,059	$7,050
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	823	271
Depreciation of bank premises & equipment	487	441
Amortization of investments in affordable housing partnerships	288	174
Provision for losses on loans and loan commitments	6,700	1,400
Provision for other real estate owned losses	204	—
Deferred tax (benefit) expense	(966)	929
Loss on disposition of bank premises and equipment	11	1
Loss (gain) on sale of loans	831	(864)
Origination of loans held for sale	(3,422)	(23,083)
Proceeds from sale of loans held for sale	1,671	21,547
Gain on sale or call of available for sale investment securities	(13)	(3)
Decrease in fair value of serving rights	49	332
Loss on sale of other real estate owned	247	—
Share-based compensation expense	200	56
Change in cash surrender value of life insurance	(165)	(139)
Servicing assets capitalized	—	(304)
(Increase) decrease in accrued interest receivable	(147)	230
Decrease in other assets	14	1,612
Dividends of Federal Home Loan Bank stock	—	(118)
Tax benefit from exercise of stock options	—	(57)
Increase (decrease) in accrued interest payable	374	(102)
Increase in other liabilities	1,382	2,887
Net cash provided by operating activities	11,627	12,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	5	7,007
Purchase of investment securities available for sale	(130,591)	(46,165)
Proceeds from sale, principal repayment, matured or
called investment securities available for sale	41,671	54,281
Net increase in loans receivable	(30,030)	(73,068)
Proceeds from sale of other loans	1,168	—
Proceeds from sale of other real estate owned	949	—
Purchases of investments in affordable housing partnerships	(2,484)	(470)
Purchases of Bank premises and equipment	(418)	(160)
Purchases of Federal Home Loan Bank stock	—	(2,467)
Proceeds from disposition of Bank equipment	—	1
Net cash used in investing activities	(119,730)	(61,041)

See accompanying notes to consolidated financial statements.

(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$—	$391
Payment of cash dividend on common stock	(1,471)	(1,463)
Payment of cash dividend on preferred stock	(544)	—
Increase in Federal Home Loan Bank advances	66,000	90,000
Tax benefit from exercise of stock options	—	57
Net increase (decrease) in deposits	92,846	(35,484)
Net cash provided by financing activities	156,831	53,501

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,728	4,720

CASH AND CASH EQUIVALENTS—Beginning of period	97,541	92,509
CASH AND CASH EQUIVALENTS—End of period	$146,269	$97,229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,387	$18,339
Income taxes paid	$149	$37

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$5,019	$—
Other assets transferred to Bank premises and equipment	$290	$150

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock cash dividend declared, but not paid	$1,471	$1,469
Preferred stock cash dividend declared, but not paid	$388	$—

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  In addition, we have 21 full-service Bank branch offices in Southern California, Texas, New York and New Jersey.  We also have 5 loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas, and Virginia.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2009 and December 31, 2008, the related statements of operations and shareholders’ equity for the three months ended March 31, 2009 and 2008, and the statements of cash flows for three months ended March 31, 2009 and 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2008.

Note 3.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

We record at fair value various financial and non-financial instruments for financial reporting, and loan or goodwill impairment purposes. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, and Financial Accounting Standards Board (“FASB”) Statement of Positions (“FSP”)  SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, FASB provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance, and SFAS No. 157 amends,  but does not supersede SFAS No. 107, Disclosure about Fair Value of Financial Instruments. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. FSP SFAS No. 157-3 further clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.

In February 2008, the FASB issued FSP SFAS No.157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities, including goodwill and nonfinancial long-lived assets, and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted FSP SFAS No. 157-2 on January 1, 2009, and the adoption of this FSP did not have a material impact on our consolidated financial statements.

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

Level 3 – Pricing inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

We used the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring basis are listed as follows:

Investment securities available for sale — Investment in available-for-sale securities are recorded at fair value pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The investment securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment securities available-for-sale holdings as of March 31, 2009 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Servicing assets and interest-only (“I/O”) strips — Small Business Administration (“SBA”) loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. We classify SBA loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

Impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which require a significant degree of management judgment. We measure impairment on all nonaccrual loans and trouble debt restructured loans, except automobile loans, for which we have established specific reserves as part of the specific allocated allowance component of the allowance for losses on loans. We record impaired loans as recurring with Level 3 measurement inputs.

Servicing liabilities —SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. We classify SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

The table below summarizes the valuation of our financial assets and liabilities by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2009:

Assets Measured at Fair Value

(dollars in thousands)

	As of March 31, 2009
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale	$320,055	$—	$320,055	$—

Servicing assets	4,790	—	—	4,790

I/O strips	661	—	—	661

Impaired loans	56,170	—	—	56,170

Servicing liabilities	(333)	—	—	(333)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three months ended March 31, 2009:

(dollars in thousands)	At December 31, 2008	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At March 31, 2009	Net Cumulative Unrealized Gains
Servicing assets	$4,838	$(48)	$—	$—	$—	$4,790	$—

I/O strips	632	(25)	54	—	—	661	(280)

Impaired loans	27,955	(4,849)	—	33,064	—	56,170	—

Servicing liabilities	(328)	(5)	—	—	—	(333)	—

Note 4.   Shareholder’s Equity

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

	For the Quarter Ended March 31,
	(dollars in thousands, except per share data)
(dollars in thousands, except per share data)	2009	2008
Numerator:
Net income available to common stockholders	$2,139	$7,050
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,413,757	29,276,871
Effect of dilutive stock option	8,533	64,209
Denominator for diluted earnings per share:
Dilutive weighted-average shares outstanding	29,422,290	29,341,080
Basic earnings per share	$0.07	$0.24
Diluted earnings per share	$0.07	$0.24

Note 5.   Business Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company segregates its operations into three primary segments:  banking operations, Small Business Administration (“SBA”) lending services and trade finance services (“TFS”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations - The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer and real estate loans to its customers.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
(dollars in thousands)	Banking				Banking
Business Segment	Operations	SBA	TFS	Total	Operations	SBA	TFS	Total
Net interest income	$17,060	$2,163	$441	$19,664	$15,901	$3,223	$620	$19,744
Less provision (recapture) for credit losses	4,007	1,864	829	6,700	(1,014)	1,992	422	1,400
Non-interest income	2,774	679	284	3,737	3,528	1,351	275	5,154
Net revenue	15,827	978	(104)	16,701	20,443	2,582	473	23,498
Non-interest expenses	11,278	437	272	11,987	10,896	1,068	260	12,224
Income before taxes	$4,549	$541	$(376)	$4,714	$9,547	$1,514	$213	$11,274
Business segment assets	$2,403,788	$155,385	$52,109	$2,611,282	$2,063,297	$154,751	$42,387	$2,260,435

Note 6.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties.  Commitments at March 31, 2009 are summarized as follows:

(dollars in thousands)
Commitments to extend credit	$146,381
Standby letters of credit	12,751
Commercial letters of credit	7,827

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims.  We do not believe the final disposition of all such claims will have a material adverse effect on our financial position or results of operations.

Note 7.   Recent Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS No.132R-1, Employer’s Disclosures about Postretirement Benefit Plan Asset, which amends SFAS No. 132R, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. FSP SFAS No. 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted. This FSP does not require comparative disclosures for earlier periods. We are in the process of evaluating the impact that the adoption of FSP SFAS No. 132R-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No.141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP SFAS No. 141R-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements,  when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 115-2 and SFAS No. 124-2 or FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 157-4 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 115-2 and SFAS No. 124-2 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt FSP SFAS No. 107-1 and APB 28-1 in the second quarter of 2009 and are in the process of evaluating the impact that the adoption will have on our consolidated financial statements.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2009 and 2008, financial condition as of March 31, 2009 and December 31, 2008, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, including the following:

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

•                  Liquidity risk could impair our ability to fund operations, meet our obligations as they become due and jeopardize our financial condition.

•                  The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

•                  Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

•                  The holders of recently issued debentures and Series A Preferred Stock have rights that are senior to those of our common shareholders.

•                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•                  Recent negative developments in the financial industry and U.S. and global credit markets may affect our operations and results.

•                  Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

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

•                  Our expenses will increase as a result of increases in FDIC insurance premiums.

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

•                  We may experience goodwill impairment.

•                  We face substantial competition in our primary market area.

•                  Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•                  We are subject to significant government regulation and legislation that increase the cost of doing business and inhibits our ability to compete.

•                  As participants in the United States Department of the Treasury’s Capital Purchase Program, we are subject to additional regulations and legislation that may not be applicable to other financial institution competitors.

•                  We could be negatively impacted by downturns in the South Korean economy.

•                  Additional shares of our common stock issued in the future could have a dilutive effect.

•                  Shares of our preferred stock previously issued and preferred stock issued in the future could have dilutive and other effects.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2008 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008.  In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

Executive Overview

	As of and for the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2009	March 31, 2008
Net income for common shareholders	$2,139	$7,050
Net income per common share, basic	0.07	0.24
Net income per common share, diluted	0.07	0.24
Net interest income before provision for losses on loans and loan commitments	19,664	19,744

Average balances:
Assets	2,525,225	2,211,860
Cash and cash equivalents	105,417	76,202
Investments securities	286,553	222,525
Net loans	2,030,595	1,828,889
Total deposits	1,832,479	1,704,820
Common shareholders’ equity	199,582	175,332
Performance Ratios:
Annualized return on average assets	0.48%	1.28%
Annualized return on average total equity	4.72%	16.08%
Annualized return on average common equity	4.29%	16.08%
Net interest margin	3.33%	3.83%
Efficiency ratio	51.22%	49.10%
Capital Ratios:
Tier 1 capital to average total assets	12.79%	10.24%
Tier 1 capital to total risk-weighted assets	15.15%	11.75%
Total capital to total risk-weighted assets	16.69%	14.37%

	March 31, 2009	December 31, 2008	March 31, 2008
Period-end balances as of:
Total assets	$2,611,282	$2,450,011	$2,260,435
Investment securities	320,188	229,275	218,882
Total loans, net of unearned income	2,074,001	2,051,528	1,883,500
Total deposits	1,905,447	1,812,601	1,727,587
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances and other borrowings	340,000	274,000	240,000
Total common shareholders’ equity	198,144	195,617	177,536
Asset Quality Ratios:
Net charge-offs to average total loans for the quarter	0.11%	0.12%	0.06%
Non-performing loans to total loans	1.43%	0.76%	0.64%
Non-performing assets to total loans and other real estate owned	1.73%	0.89%	0.72%
Allowance for losses on loans to total loans	1.65%	1.43%	1.17%
Allowance for losses on loans to non-performing loans	114.84%	189.27%	184.35%

We operate community banks doing a general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions.  Over the past several years, our network of branches and loan production offices has been expanded geographically.  We currently maintain 21 full-service branch banking offices in Southern California, Texas, New Jersey, and New York, and 5 separate loan production offices in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. We have particularly identified several accounting policies that, due to judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, and the accounting for income tax provisions and the uncertainty in income taxes. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2008 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements (“Summary of Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2009.

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

Our average interest-earning assets increased to $2.36 billion in the first quarter of 2009, as compared with $2.06 billion in the same quarter of 2008, and average net loans increased to $2.03 billion in the first quarter of 2009, as compared with $1.83 billion in the same quarter of 2008.  Average interest-bearing deposits slightly increased to $1.56 billion in the first quarter of 2009, as compared with $1.40 billion in the same quarter of 2008. Average FHLB advances and other borrowings have significantly increased to $327.3 million in the first quarter of 2009 from $217.6 million in the same quarter of last year (see “Financial Condition-Deposits and Other Sources of Funds” below), while the average balance on our junior subordinated debentures stayed unchanged at $87.3 million for the first quarter of 2009 and 2008. As a result, average interest bearing liabilities increased to $1.97 billion in the first quarter of 2009, as compared with $1.71 billion in the first quarter of 2008.

The federal funds rate reductions of 25 and 175 basis points in second quarter and fourth quarter of 2008, respectively, have resulted in a decrease in our earning-asset yields as well as our cost of funds. The average yields on our interest-earning assets decreased to 5.67% for the first quarter of 2009 from 7.38% for the first quarter of the prior year. Consistent with the decrease in average yields on interest-earning assets, the cost of funds for average yields on interest-earning liabilities also decreased to 2.79% for the first quarter of 2009 from 4.27% for the prior year’s same quarter. Consequently, our net interest spread and net interest margin decreased to 2.88% and 3.35%, respectively, for the first quarter of 2009, as compared with 3.11% and 3.84% for the first quarter of the prior year.

Our earning-asset yields have decreased in line with our cost of funds. Interest income decreased to $33.4 million for the first quarter of 2009, as compared with $38.0 million for the prior year’s same period, while interest expense decreased to $13.8 million for the first quarter of 2009, as compared with $18.2 million for the quarter a year ago. As a result, net interest income stayed unchanged at $19.7 million for the first quarter in 2009 and 2008.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

	For the Quarter Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$2,030,595	$30,193	5.95%	$1,828,889	$35,318	7.72%
Investment securities government sponsored agencies	261,629	2,668	4.08%	204,313	2,378	4.66%
Other investment securities(2)	24,924	274	5.97%	18,211	206	5.45%
Interest on federal fund sold	45,639	289	2.53%	9,851	80	3.27%
Total interest-earning assets	2,362,787	33,424	5.67%	2,061,264	37,982	7.38%
Cash and due from banks	59,778			66,351
Other assets	102,660			84,245
Total assets	$2,525,225			$2,211,860

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$362,733	2,331	2.57%	$396,595	$3,725	3.76%
Super NOW deposits	19,557	46	0.94%	22,520	79	1.41%
Savings deposits	43,241	393	3.63%	32,617	249	3.05%
Time certificates of deposit in denominations of $100,000 or more	933,494	6,668	2.86%	788,630	8,799	4.46%
Other time deposits	196,714	1,743	3.54%	163,993	1,886	4.60%
FHLB advances and other borrowings	327,344	1,658	2.03%	217,593	2,043	3.76%
Junior subordinated debenture	87,321	921	4.22%	87,321	1,457	6.68%
Total interest-bearing liabilities	1,970,404	13,760	2.79%	1,709,269	18,238	4.27%
Non-interest-bearing deposits	276,740			300,465
Total deposits and other borrowings	2,247,144			2,009,734
Other liabilities	19,006			26,794
Shareholders’ equity	259,075			175,332
Total liabilities and shareholders’ equity	$2,525,225			$2,211,860
Net interest income		$19,664			$19,744
Net interest spread(3)			2.88%			3.11%
Net interest margin(4)			3.35%			3.84%

(1) Net loan fees have been included in the calculation of interest income. Loan fees were approximately $569,000 and $1,282,000 for the quarters ended March 31, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

(2) Interest income on a tax equivalent basis for tax-advantaged income of $97,000 and $42,000 for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of yields.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to Change In
	Volume	Rate	Total
Interest income:	$3,605	$(8,730)	$(5,125)
Net loans(1)
Investment securities of government sponsored enterprises	611	(321)	290
Other investment securities	73	(5)	68
Interest on federal fund sold	230	(21)	209
Total interest income	4,519	(9,077)	(4,558)

Interest expense:
Money market deposits	(298)	(1,096)	(1,394)
Super NOW deposits	(9)	(24)	(33)
Savings deposits	91	53	144
Time certificates of deposit in denominations of $100,000 or more	1,420	(3,551)	(2,131)
Other time deposits	336	(479)	(143)
FHLB advances and other borrowings	782	(1,167)	(385)
Junior subordinated debenture	—	(536)	(536)
Total interest expense	2,322	(6,800)	(4,478)

Change in net interest income	$2,197	$(2,277)	$(80)

(1)  Net loan fees have been included in the calculation of interest income. Loan fees were approximately $569,000 and $1,282,000 for the quarters ended March 31, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

Provision for Losses on Loans and Loan Commitments

Given the credit risk inherent in our lending business, we set aside allowances through charges to earnings.  Such charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit or letters of credit.  The charges made for our outstanding loan portfolio are credited to allowance for losses on loans, whereas charges for off-balance sheet items are credited to reserve for off-balance sheet items, which is presented as a component of other liabilities.

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit in our loan portfolio because of the weak economy, the decline in the real estate market, and the unprecedented nationwide increase in loan defaults and foreclosures. We recorded a provision for losses on loans and loan commitments of $6.7 million in the first quarter of 2009, as compared with a provision of $1.4 million for the prior year’s same quarter.  The increase in the provision for losses on loans and loan commitments was primarily to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see “Financial Condition - Nonperforming Assets” below for further discussion). The $6.7 million and $1.4 million in the first quarter of 2009 and 2008 were net of recoveries of $309,000 and $112,000 to the reserves for loan commitments, respectively. The procedures for monitoring the adequacy of the allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below.

Non-interest Income

Total non-interest income decreased to $3.7 million in the first quarter of 2009, as compared with $5.2 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.15% and 0.23% in the first quarter of 2009 and 2008, respectively. Such decrease was primarily caused by the reduction in our loan sales activities.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income

(dollars in thousands)

	For Three Months Ended March 31,
	2009		2008
Service charges on deposit accounts	$2,899	77.5%	$2,748	53.3%
Loan-related servicing fees	964	25.8%	675	13.1%
Gain on sale of loans	(831)	(22.2)%	864	16.8%
Income from other earning assets	195	5.2%	319	6.2%
Other income	510	13.7%	548	10.6%
Total	$3,737	100.0%	$5,154	100.0%
Average assets	$2,525,225		$2,211,860
Non-interest income as a % of average assets		0.15%		0.23%

Our largest source of non-interest income in the first quarter of 2009 was service charge income on deposit accounts, which represented about 78% of our total non-interest income. Service charge income increased to $2.9 million in the first quarter of 2009, as compared with $2.7 million for the prior year’s same period. The increase in service charge income was primarily due to our increase of over 20% in the service charge rates we apply to our customers’ deposit accounts. We constantly review service charge rates to maximize service charge income while maintaining a competitive position.

 The second largest source of non-interest income was loan-related servicing fees, which represented approximately 26% of our total non-interest income.  This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, this fee income has generally increased. In the first quarter of 2009, it increased to $964,000, as compared with $675,000 for the prior year’s same period.  Such increase was primarily attributable to $91,000 valuation increase of servicing rights, and $129,000 higher income related to a smaller disposal of servicing assets and I/O strips of $15,000. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and I/O strips that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

We recorded a net loss on the sale of loans of $831,000 in the first quarter of 2009, as compared with $864,000 gain in the same quarter a year ago.  We sell the guaranteed portion of SBA loans in government securities in the secondary markets and retain servicing rights.  Due to the weakened economy and ongoing financial crisis, we had no SBA loan sales in the first quarter of 2009, as compared with $864,000 gain primarily from the sale of SBA loans in the first quarter a year ago. Besides SBA loans, we also sell commercial and residential loans. For the first quarter of 2009, the commercial and residential loan sales were $1.2 million and $1.7 million, respectively, which resulted in a net loss of $831,000 (representing a $832,000 loss from a commercial loan sale, net of a $1,000 gain from residential loan sales).

Income from other earning assets represents income from earning assets other than interest-earning assets, such as dividend income from FHLB stock ownership and the increase in the cash surrender value of BOLI.  For the first quarter of 2009, the balance decreased to $195,000, as compared with $319,000 in the prior year’s same period. The $124,000 decrease was primarily attributable to a temporary cessation of FHLB dividend payments. Our FHLB dividend income was $138,000 during the first quarter of 2008.

Other non-interest income represents income from miscellaneous sources, such as loan referral fees, SBA loan packaging fees, checkbook sales income, gain on sales of investment securities, excess of insurance proceeds over carrying value of an insured loss, and are generally stable period over period.  For the first quarter of 2009, this miscellaneous income amounted to $510,000, as compared with $547,000 in the prior year’s same period.

Non-interest Expense

In line with noninterest income, total noninterest expense decreased to $12.0 million in the first quarter of 2009, from $12.2 million in the same period of 2008. The decrease was due to our continued effort to minimize operating expenses as a method addressing the ongoing financial difficulties in our economy.  Non-interest expenses as a percentage of average assets were maintained at low levels of 0.47% and 0.55% in the first quarter of 2009 and 2008, respectively. Our efficiency ratio was 51.2% in the first quarter of 2009, as compared with 49.1% in the same period a year ago. The higher efficiency ratio was primarily due to a lower total income in the first quarter of 2009 because of the $831,000 net loss on loan sales (see “Non-interest Income” above for detail).

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

	For the Quarter Ended March 31,
	2009		2008
Salaries and employee benefits	$6,207	51.8%	$6,976	57.1%
Occupancy and equipment	1,676	14.0%	1,425	11.7%
Data processing	827	6.9%	764	6.2%
Deposit insurance premium	611	5.1%	330	2.7%
Professional fees	342	2.9%	500	4.1%
Outsourced service for customer	268	2.2%	449	3.7%
Advertising	233	1.9%	177	1.5%
Office supplies	161	1.3%	217	1.8%
Communications	103	0.9%	123	1.0%
Directors’ fees	93	0.8%	96	0.8%
Investor relation expenses	52	0.4%	79	0.6%
Amortization of investments in affordable housing partnerships	288	2.4%	174	1.4%
Amortization of other intangible assets	74	0.6%	74	0.6%
Other operating	1,052	8.8%	840	6.8%
Total	$11,987	100.0%	$12,224	100.0%
Average assets	$2,525,225		$2,211,860
Non-interest expenses as a % of average assets		0.47%		0.55%

Salaries and employee benefits historically represent more than half of total non-interest expense and generally increase as our branch network and business volume expand. However, due to our dedicated efforts to streamline our work force in the second half of 2008, these expenses decreased to $6.2 million in the first quarter of 2009, as compared with $7.0 million for the prior year’s same period.  The decrease was the result of overall compensation reduction. Although additional staffing was necessitated by our new office opening in Flushing, New York, during March 2009, we have successfully controlled and maintained the total number of employee headcount through effective allocation of our human resources. The number of full-time equivalent employees was reduced to 347 as of March 31, 2009, as compared with 352 as of March 31, 2008. In addition, our asset growth helped us improve our assets per employee ratio to $7.5 million at March 31, 2009 from $6.4 million at March 31, 2008.

Occupancy and equipment expenses represent about 14% of our total noninterest expenses. These expenses increased to $1.7 million in the first quarter of 2009, as compared with $1.4 million for the same period a year ago.  The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months and our new Flushing branch office which opened in March 2009.

Data processing expenses increased to $827,000 in the first quarter of 2009, from $764,000 in the first quarter of 2008. The increase in data processing in the past 12 months corresponded to the growth of our business.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the first quarter of 2009, these expenses totaled $611,000, as compared with $330,000 for the prior year’s same periods. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s deposit insurance fund reserves.  As a result, the FDIC has significantly increased its deposit assessment premiums for federally insured financial institutions.  There have also been increases in FDIC assessments resulting from its Temporary Liquidity Guaranty Program (“TLGP”), which temporarily increases the deposit coverage amount for depositors until the end of 2009.

Professional fees generally increase as we grow. However, these expenses decreased to $342,000, as compared with $500,000 for the prior year’s same period. The $158,000 decrease between the current quarter and the same quarter a year ago was mainly attributable to a $66,000 decrease in legal fees and a $92,000 decrease in fees related to consulting, accounting and auditing services.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from their deposit balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, as a result of our cost control measures, these expenses decreased to $268,000 in the first quarter of 2009, as compared with $449,000  for the prior year’s same period.

Advertising and promotional expenses increased to $233,000 in the first quarter of 2009 from $177,000 in the same period a year ago, representing 1.9% and 1.5% of total noninterest expenses for the two periods, respectively. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The expenses increased in the current quarter primarily attributable to our increased advertising spending to promote our latest branch addition in Flushing, New York in March 2009.

Other non-interest expenses, such as office supplies, communications, director’s fees, and other miscellaneous expenses, were $1.8 million in first quarter 2009, as compared with $1.6 million in the same quarter a year ago. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter ended March 31, 2009, we made a provision for income taxes of $1.7 million on pretax net income of $4.7 million, representing an effective tax rate of 35.1%, as compared with a provision for income taxes of $4.2 million on pretax net income of $11.3 million, representing an effective tax rate of 37.5% for the same quarter in 2008.

Our effective tax rates in the first quarter of 2009 were lower than those for the prior year’s same period, due mainly to additional investments in low income housing partnership funds.  Our lower effective tax rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an enterprise zone, our ownership of BOLI and low income housing tax credit funds.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy addressing strategies, types and levels of allowable investments.  Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee.  Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives.  Our liquidity levels take into consideration anticipated future cash flows and all available sources of credit and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

We buy or sell federal funds and high quality money market instruments, and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of March 31, 2009, our investment portfolio is primarily comprised of United States government agency securities, which account for 89% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have 9% investment in municipal debt securities and 2% investment in corporate debt. Among this 11% of our investment portfolio that was not comprised of U.S. government securities, 74% carry the top two highest “Investment Grade” rating of “Aaa/AAA” or “Aa/AA”, while the remaining 26%, or $9.4 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of March 31, 2009. We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to SFAS No. 115.  Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in the first quarter of 2009. The fair market values of our held-to-maturity and available-for-sale investment securities were respectively $0.1 million and $320.1 million as of March 31, 2009.  We measured and disclosed the fair value of available-for-sale investment securities pursuant to SFAS No. 157 and FSP SFAS No. 157-3 (see Note 3).

Prices from third party pricing services are often unavailable for investment securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain investment securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. Therefore, we will individually examine those investment securities for the appropriate valuation methodology based on combination of market approach reflecting current broker prices and a discounted cash flow approach.  As required under Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, and EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of March 31, 2009			As of December 31, 2008
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligation.	$133	$133	$—	$139	$135	$(4)
Total investment securities held to maturity	$133	$133	$—	$139	$135	$(4)

Available for Sale:
Investment securities of government sponsored enterprises	$2,967	$3,089	$122	$25,952	$26,187	$235
Mortgage backed securities	185,206	188,804	3,598	124,549	125,513	964
Collateralized mortgage obligation	91,644	93,001	1,357	62,557	63,303	746
Corporate securities	7,040	6,950	(90)	7,048	6,953	(95)
Municipal securities	28,684	28,211	(473)	7,323	7,180	(143)
Total investment securities available for sale	$315,541	$320,055	$4,514	$227,429	$229,136	$1,707

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at March 31, 2009:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Mortgage backed securities	$—	$133	$—	$—	$133

Available-for-sale:
Investment securities of Government sponsored enterprises	2,050	1,039	—	—	3,089
Mortgage backed securities	8,961	891	496	178,456	188,804
Collateralized mortgage obligation	58,218	34,783	—	—	93,001
Corporate securities	—	6,950	—	—	6,950
Municipal securities	—	—	4,703	23,508	28,211
Total investment securities	$69,229	$43,796	$5,199	$201,964	$320,188

Our investment securities holdings substantially increased to $320.2 million at March 31, 2009, compared to holdings of $229.3 million at December 31, 2008.  Total investment securities as a percentage of total assets were 12.3% and 9.4% at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, investment securities with a carrying value of $299.2 million were pledged to secure certain deposits.

As of March 31, 2009, our investment securities held-to-maturity, which are carried at their amortized costs, stayed fairly unchanged at $133,000, as compared with $139,000 as of December 31, 2008. Our investment securities available-for-sale, which are stated at their fair market values, increased to $320.1 million at March 31, 2009 from $229.2 million at December 31, 2008.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

As of March 31, 2009
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligation	$8,337	$(5)	$133	$—	$8,470	$(5)
Mortgage backed securities	2,047	(19)	2,569	(31)	4,616	(50)
Corporate securities	—	—	1,816	(184)	1,816	(184)
Municipal securities	15,150	(896)	—	—	15,150	(896)
	$25,534	$(920)	$4,518	$(215)	$30,052	$(1,135)

As of December 31, 2008
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligation	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)
	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of March 31, 2009, the total unrealized losses less than 12 months old were $920,000, and total unrealized losses more than 12 months old were $215,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.5 million at March 31, 2009, and those with unrealized losses more than 12 months old were $4.5 million.  As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000 and total unrealized losses more than 12 months old were $67,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

We performed a detailed evaluation of the investment portfolio to assess individual positions that have market values that have declined below cost.  In determining whether there is other-than-temporary impairment, we carefully considered:

•      Whether or not all contractual cash flows due on a security will be collected; and

•      Our positive intent and ability to hold the debt security until recovery in fair value or maturity.

A number of factors are considered in the analysis, including but not limited to:

•      Issuer’s credit rating;

•      Likelihood of the issuer’s default or bankruptcy;

•      Collateral underlying the security;

•      Industry in which the issuer operates;

•      Nature of the investment;

•      Severity and duration of the decline in fair value; and

•      Analysis of the average life and effective maturity of the security.

 We do not believe that any individual unrealized loss as of March 31, 2009 represented an other-than-temporary impairment.  The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and are therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs, that had previously been rated “Aaa/AAA” but have since been downgraded to below investment grade.  We have the intent and ability to hold our securities that were in an unrealized loss position at March 31, 2009 until the market value recovers or until the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  The unrealized losses on our investment in municipal and corporate investment securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold our securities that were an unrealized loss position at March 31, 2009 until the market value recovers or until the securities mature.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned loans and allowance for losses on loans increased to $2.07 billion at March 31, 2009, as compared with $2.05 billion at December 31, 2008.  Total loans net of unearned income as a percentage of total assets as of March 31, 2009 and December 31, 2008 were 79.4% and 83.7%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(dollars in thousands)

	Amount Outstanding
	March 31, 2009	December 31, 2008
Construction	$42,075	$43,180
Real estate secured	1,639,578	1,599,627
Commercial and industrial	377,211	389,217
Consumer	18,854	23,669
Total loans(1)	2,077,718	2,055,693
Unearned Income	(3,717)	(4,164)
Gross loans, net of unearned income	2,074,001	2,051,529
Allowance for losses on loans	(34,156)	(29,437)
Net loans	$2,039,845	$2,022,092

Percentage breakdown of gross loans:
Construction	2.0%	2.1%
Real estate secured	78.9%	77.8%
Commercial and industrial	18.2%	18.9%
Consumer	0.9%	1.2%
Total loans	100.0%	100.0%

(1) Includes loans held for sale, at the lower of cost or market, of $20.0 million and $18.0 million at March 31, 2009 and December 31, 2008, respectively

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.64 billion and $1.60 billion as of March 31, 2009 and December 31, 2008, respectively.  The real estate secured loans as a percentage of total loans were 78.9% and 77.8% at March 31, 2009 and December 31, 2008, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $42.9 million at March 31, 2009 and $42.4 million at December 31, 2008.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at March 31, 2009 decreased to $377.2 million, as compared with $389.2 million at December 31, 2008.  Commercial and industrial loans as a percentage of total loans were 18.2% at March 31, 2009, decreasing from 18.9% at December 31, 2008.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of March 31, 2009, our volume of consumer loans was down by $4.8 million from the prior year end. As of March 31, 2009, the balance of consumer loans was $18.9 million, or 0.9% of total loans, as compared to $23.7 million, or 1.2% of total loans as of December 31, 2008.  Consumer loans as a percentage of total loans have historically been minimal.

Construction loans represented less than 5% of our total loan portfolio as of March 31, 2009. In response to the current real estate market, which has been on a downward trend since mid-2007, we have applied stricter loan underwriting policies when making loans in this category. As a result, construction loans decreased to $42.1 million, or 2.0% of total loans, at the end of the first quarter of 2009, as compared with $43.2 million, or 2.1% of total loans at the end of 2008.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of March 31, 2009.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(dollars in thousands)

	At March 31, 2009
	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$42,075	$—	$—	$42,075
Real estate secured	817,899	727,190	94,536	1,639,625
Commercial and industrial	363,847	12,748	305	376,900
Consumer	14,693	4,425	—	19,118
Total loans, net of non-accrual loans	$1,238,514	$744,363	$94,841	$2,077,718
Loans with variable (floating) interest rates	$1,009,624	$18,358	$—	$1,027,982
Loans with predetermined (fixed) interest rates	$228,890	$726,005	$94,841	$1,049,736

A majority of the properties that we have taken as collateral are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs.  NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal, Other NPAs consist of properties, mainly other real estate owned (OREO), acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to the components of our non-performing assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Assets and Restructured Loans
(dollars in thousands)

	March 31, 2009	December 31, 2008	March 31, 2008
Nonaccrual loans: (1)
Real estate secured	$23,185	$9,334	$8,061
Commercial and industrial	5,774	5,874	2,914
Consumer	307	131	250
Total	29,266	15,339	11,225
Loans 90 days or more past due and still accruing:
Real estate secured	240	—	503
Commercial and industrial	235	213	56
Consumer	—	—	189
Total	475	213	748
Total nonperforming loans	29,741	15,552	11,973
Troubled debt restructurings (2)	—	—	1,393
Repossessed vehicles	—	—	21
Other real estate owned	6,282	2,663	133
Total nonperforming assets, net of SBA guarantee	36,023	18,215	13,520

Guaranteed portion of nonperforming SBA loans	8,387	7,158	6,906
Total gross nonperforming assets	$44,410	$25,373	$20,426

Restructured loans (3)	$7,962	$2,161	$—

Nonperforming loans as a percentage of total loans	1.43%	0.76%	0.64%
Allowance for losses on loans as a percentage of nonperforming loans	114.84%	189.27%	184.35%

(1) During the three months ended March 31, 2009, no interest income related to these loans was included in interest income.

(2) The $1,393,000 troubled debt restructurings as of March 31, 2008 represented loans of which terms were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

(3) The $7,962,000 and $2,161,000 restructured loans as of March 31, 2009 and December 31, 2008, respectively, represent loans that were renegotiated to provide a temporary reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. These loans were still in accrual status.

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

Despite the fact that our loan portfolio continued to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of March 31, 2009. However, the general economic condition of the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macro economic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $29.7 million, or 1.43% of the total loans at the end of the first quarter of 2009, as compared with $15.6 million, or 0.76% of the total loans, at the end of 2008. The $14.2 million increase of NPLs was comprised of a $13.9 million net increase in non-accrual loans, and a $0.3 million net increase in delinquent loans.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of March 31, 2009.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings.  Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  Charges made for our outstanding loan portfolio were credited to the allowance for losses on loans, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.

The allowance for losses on loans and loan commitments are maintained at levels that are believed to be adequate by management to absorb estimated probable losses on loans inherent in the loan portfolio. The adequacy of our allowance is determined through periodic evaluations of the loan portfolio and other pertinent factors, which are inherently subjective because the process calls for various significant estimates and assumptions. Among other factors, the estimates involve the amounts and timing of expected future cash flows and fair value of collateral on impaired loans, estimated losses on loans based on historical loss experience, various qualitative factors, and uncertainties in estimating losses and inherent risks in the various credit portfolios, which may be subject to substantial change.

On a quarterly basis, we utilize a classification migration model and individual loan review analysis as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of loan losses history to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances.  Based on Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we record a reserve for loan commitments.

The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

We increased our allowance for losses on loans to $34.2 million at March 31, 2009, representing an increase of 16.03%, or $4.7 million from $29.4 million at December 31, 2008. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total loans at 1.65%, as compared with 1.43% retained at the year end of 2008. Management believes that the current ratio of 1.65% is adequate for our loan portfolio.

Our allowance for losses on loan commitments decreased to $0.9 million at March 31, 2009, as compared to $1.2 million at December 31, 2008.

The beginning balances of allowance for losses on loans and loan commitments for the first quarter of 2009 and fourth quarter of 2008 were $29.4 million and $26.0 million, respectively. During the first quarter of 2009, the provision for losses on loans and loan commitments were $6.7 million, increased from $5.9 million in the fourth quarter of 2008, while actual charge-offs were lowered in the first quarter of 2009 at $2.4 million from $2.6 million in the previous quarter. As a result, the total allowance for losses on loans and loan commitments increased $4.4 million to $35.1 million as of March 31, 2009, as compared with $30.7 million as of December 31, 2008.

The table below summarizes for the end of the periods indicated, the balance of allowance for losses on loans and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Losses on Loans
	(dollars in thousands)
	March 31, 2009			December 31, 2008
Balance as of	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction loans	$215	$42,075	0.51%	$190	$43,180	0.44%
Real estate secured	14,303	1,639,578	0.87%	11,628	1,599,627	0.73%
Commercial and industrial	19,171	377,211	5.10%	17,209	389,217	4.44%
Consumer	467	18,854	2.48%	410	23,669	1.73%
Total allowance	$34,156	$2,077,718	1.65%	$29,437	$2,055,693	1.43%

The table below summarizes for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for losses on loans arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(dollars in thousands)

	Three Months Ended March 31, 2009	Year ended December 31, 2008	Three Months Ended March 31, 2008
Allowance for losses on loans:
Balances at beginning of period	$29,437	$21,579	$21,579
Actual charge-offs:
Real estate secured	672	1,070	3
Commercial and industrial	1,629	5,174	826
Consumer	102	903	310
Total charge-offs	2,403	7,147	1,139
Recoveries on loans previously charged off:
Real estate secured	—	—	1
Commercial and industrial	70	1,927	92
Consumer	43	213	27
Total recoveries	113	2,140	120
Net loan charge-offs	2,290	5,007	1,019
Provision for losses on loans	6,700	12,110	1,400
Add: credit for losses on loan commitments	(309)	(755)	(112)
Balances at end of period	$34,156	$29,437	$22,072

Allowance for losses on loan commitments:
Balances at beginning of period	$1,243	$1,998	$1,998
Credit for losses on loan commitments	(309)	(755)	(112)
Balances at end of period	$934	$1,243	$1,886

Ratios:
Net loan charge-offs to average total loans	0.11%	0.26%	0.06%
Allowance for losses on loans to total loans at period-end	1.65%	1.43%	1.17%
Net loan charge-offs to allowance for losses on loans at period-end	6.70%	17.01%	4.62%
Net loan charge-offs to provision for losses on loans and loan commitments	34.18%	41.35%	72.79%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2009:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$235,231	$113,963	$—	$—	$349,194
Junior subordinated debentures	2,773	3,791	11,252	77,321	95,137
Operating leases	3,049	4,115	2,882	2,832	12,878
Time deposits	1,174,660	11,304	—	—	1,185,964
Total	$1,415,713	$133,173	$14,134	$80,153	$1,643,173

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of March 31, 2009 and December 31, 2008, we had commitments to extend credit of $146.4 million and $153.4 million, respectively.  Obligations under standby letters of credit were $12.8 million and $12.7 million at March 31, 2009 and December 31, 2008, respectively, and our obligations under commercial letters of credit were $7.8 million and $15.1 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits

Deposits are our primary source of funds.  Total deposits increased to $1.91 billion at March 31, 2009, as compared with $1.81 billion at December 31, 2008.

Total non-time deposits at March 31, 2009 increased to $738.6 million over the last three months from $706.2 million at December 31, 2008, while time deposits increased to $1.17 billion at March 31, 2009 from $1.11 billion at December 31, 2008.

The increase in time deposits was largely due to the success of our marketing campaign. We took advantage of the low interest rate environment to reduce the interest rates on our time deposits. The average rate that we paid on time deposits in denominations of $100,000 or more for the first quarter of 2009 decreased to 2.86%, from 4.46% in the same periods of the prior year. However, in order to keep the interest expense down, we plan to closely monitor interest rate trends and changes as well as our time deposit rates to maximize our net interest margin and profitability.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(dollars in thousands)

	March 31, 2009		December 31, 2008
For the quarters ended:	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$276,740		$281,622
Money market	362,733	2.57%	380,275	3.06%
Super NOW	19,557	0.94%	18,989	1.23%
Savings	43,241	3.63%	43,029	3.63%
Time certificates of deposit in denominations of $100,000 or more	933,494	2.86%	834,971	3.17%
Other time deposits	196,714	3.54%	211,351	3.54%
Total deposits	$1,832,479	2.44%	$1,770,237	2.68%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2009 were as follows:

Maturities of Time Deposits of $100,000 or More, at March 31, 2009

(dollars in thousands)

Three months or less	$545,330
Over three months through six months	278,159
Over six months through twelve months	139,065
Over twelve months	6,447
Total	$969,001

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at March 31, 2009 and December 31, 2008.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first three months of 2009, in spite of the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $298.0 million at March 31, 2009 from $277.5 million at December 31, 2008, At the same time, we decreased broker deposits to $106.3 million at March 31, 2009 from $147.9 million at December 31, 2008.  Most of the $106.3 million brokered deposits will mature within one year. In addition, because of the current low interest rate environment, our time deposits of $100,000 or more also increased to $969.0 million at March 31, 2009 from $902.8 million at December 31, 2008.  We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize risk of fund cost.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(dollars in thousands)	March 31, 2009	December 31, 2008
Balance at quarter-end	$340,000	$260,000
Average balance during the quarter	$325,300	$338,739
Maximum amount outstanding at any month-end	$340,000	$370,000
Average interest rate during the quarter	1.95%	2.73%
Average interest rate at quarter-end	1.94%	3.16%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at March 31, 2009 and December 31, 2008 totaled approximately $486.5 million and $345.1 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 18.6% and 14.1% at March 31, 2009 and December 31, 2008, respectively.

Our primary sources of liquidity are derived from our core operating activities of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio and securitizations of loans. In addition, government programs, such as TLGP, may influence deposit behavior. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept broker deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of March 31, 2009, our borrowing capacity from the FHLB was about $687.6 million and the outstanding balance was $340.0 million, or approximately 49.4% of our borrowing capacity.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income through retained earnings.  In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks.  We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt or hybrid securities. In December of 2008, we received a Troubled Asset Relief Program (“TARP”) investment from the U.S. Treasury in the amount of $62.2 million.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding regulatory capital requirements.

As of March 31, 2009, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	March 31, 2009	December 31, 2008	March 31, 2008
Total capital to risk-weighted assets	8%	10%	16.69%	17.09%	14.37%
Tier I capital to risk-weighted assets	4%	6%	15.15%	15.36%	11.75%
Tier I capital to average assets	4%	5%	12.79%	13.25%	10.24%

Wilshire State Bank

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	March 31, 2009	December 31, 2008	March 31, 2008
Total capital to risk-weighted assets	8%	10%	16.21%	13.59%	13.50%
Tier I capital to risk-weighted assets	4%	6%	14.67%	11.86%	11.73%
Tier I capital to average assets	4%	5%	12.39%	10.24%	10.24%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U. S. Treasury as part of our participation of the CPP. As of March 31, 2009, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $321.4 million, as compared with $320.4 million as of December 31, 2008. For the Bank level, Tier 1 capital was $311.1 million as of March 31, 2009, as compared with $247.3 million as of December 31, 2008.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Board delegates responsibility for market risk management to the Asset & Liability Management (“ALM”) Committee, which reports monthly to the Board on activities related to market risk management.  As part of the management of our market risk, ALM committee may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

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

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario.  The ALM committee policy prescribes that for the worst possible rate-change scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

In general, based upon our current mix of deposits, loans and investments, decrease in interest rates would result an increase in our net interest margin and NPV. An increase in interest rates would be expected to have opposite effect. However, given in the record low interest rate environment, either an increase or decrease in interest rates will result in higher net interest margin, while either an increase or decrease in interest rates will lower NPV as shown in our simulation measures below.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2009 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(dollars in thousands)

	At March 31, 2009
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
Interest-earning assets:
Gross loans(1)	$1,055,360	$147,906	$741,957	$94,842	$2,040,065
Investment securities	15,927	53,302	43,796	207,163	320,188
Federal funds sold and cash equivalents	85,001	—	—	—	85,001
Interest-earning deposits	—	—	—	—	—
Total	$1,156,288	$201,208	$785,753	$302,005	$2,445,254

Interest-bearing liabilities:
Savings deposits	$44,118	$—	$—	$—	$44,118
Time deposits of $100,000 or more	545,331	417,223	6,447	—	969,001
Other time deposits	84,143	109,122	4,558	—	197,823
Other interest-bearing deposits	396,461	—	—	—	396,461
FHLB borrowings	140,000	130,000	70,000	—	340,000
Junior Subordinated Debentures	71,857	—	15,464	—	87,321
Total	$1,281,910	$656,345	$96,469	$—	$2,034,724

Interest rate sensitivity gap	$(125,622)	$(455,137)	$689,284	$302,005	$410,530
Cumulative interest rate sensitivity gap	(125,622)	(580,759)	108,525	410,530
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	-5.22%	-24.13%	4.51%	17.06%

(1) Excludes the gross amount of non-accrual loans of approximately $37.7 million at March 31, 2009.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2009.  All assets presented in this table are held-to-maturity or available-for-sale.  At March 31, 2009, we had no trading investment securities:

	Net Interest Income
Change (in basis points)	(next twelve months) (dollars in thousands)	% Change	NPV (dollars in thousands)	% Change
+200	$93,410	0.6%	$280,468	-3.9%
+100	93,532	0.7%	290,189	-0.6%
0	92,852	—	291,941	—
-100	98,561	6.1%	283,901	-2.8%
-200	104,567	12.6%	274,354	-6.0%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.      Risk Factors

There are no material changes to our risk factors as presented in the Company’s 2008 Form 10-K under the heading “Item 1A. Risk Factors.”

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

WILSHIRE BANCORP, INC.

Date: May 8, 2009	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)