Form 10-Q
period 2009-06-30
WILSHIRE BANCORP INC
filed 2009-08-10
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

The number of shares of Common Stock of the registrant outstanding as of July 31, 2009 was 29,413,757.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$75,844	$67,540
Federal funds sold and other cash equivalents	145,077	30,001
Cash and cash equivalents	220,921	97,541

Securities available for sale, at fair value (amortized cost of $423,340 and $227,429 at June 30, 2009 and December 31, 2008, respectively)	427,714	229,136
Securities held to maturity, at amortized cost (fair value of $121 and $135 at June 30, 2009 and December 31, 2008, respectively)	124	139
Loans receivable, net of allowance for loan losses of $38,758 and $29,437 at June 30, 2009 and December 31, 2008, respectively)	2,339,989	2,003,665
Loans held for sale—at the lower of cost or market	20,960	18,427
Federal Home Loan Bank stock, at cost	21,040	17,537
Other real estate owned	5,956	2,663
Due from customers on acceptances	251	2,213
Cash surrender value of bank owned life insurance	17,715	17,395
Investment in affordable housing partnerships	12,228	9,019
Bank premises and equipment	12,360	11,265
Accrued interest receivable	12,639	9,975
Deferred income taxes	14,148	12,051
Servicing assets	6,677	4,838
Goodwill	6,675	6,675
Other intangible assets	2,470	1,287
FDIC loss share indemnification	40,235	—
Other assets	12,009	6,185
TOTAL	$3,174,111	$2,450,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$367,243	$277,542
Interest bearing:
Savings	60,367	44,452
Money market checking and NOW accounts	614,369	384,190
Time deposits of $100,000 or more	1,136,438	902,804
Other time deposits	273,186	203,613
Total deposits	2,451,603	1,812,601

Federal Home Loan Bank borrowings	331,000	274,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	11,099	6,957
Acceptances outstanding	251	2,213
Other liabilities	23,679	11,859
Total liabilities	2,904,953	2,194,951

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares and 62,158 shares at June 30, 2009 and December 31, 2008, respectively	59,683	59,443
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,413,757 shares and 29,413,757 shares at June 30, 2009 and December 31, 2008, respectively	54,420	54,038
Accumulated other comprehensive income, net of tax	2,669	1,239
Retained earnings	152,386	140,340
Total shareholders’ equity	269,158	255,060

TOTAL	$3,174,111	$2,450,011

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans	$31,234	$33,978	$61,428	$69,296
Interest on investment securities	3,194	2,638	6,136	5,222
Interest on federal funds sold	777	49	1,066	129
Total interest income	35,205	36,665	68,630	74,647

INTEREST EXPENSE:
Interest on deposits	11,776	12,864	22,958	27,602
Interest on FHLB advances and other borrowings	1,622	2,356	3,280	4,399
Interest on junior subordinated debentures	826	1,112	1,747	2,569
Total interest expense	14,224	16,332	27,985	34,570

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	20,981	20,333	40,645	40,077

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	12,100	1,400	18,800	2,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	8,881	18,933	21,845	37,277

NON-INTEREST INCOME:
Service charges on deposit accounts	3,125	3,043	6,024	5,791
(Loss) gain on sale of loans	307	918	(524)	1,782
Loan-related servicing fees	780	772	1,744	1,448
Income from other earning assets	197	392	392	710
FAS 141R gain on bargain purchase	21,679	—	21,679	—
Other income	2,502	482	3,012	1,029
Total noninterest income	28,590	5,607	32,327	10,760

NON-INTEREST EXPENSES:
Salaries and employee benefits	5,988	7,655	12,195	14,631
Occupancy and equipment	1,682	1,492	3,358	2,917
Data processing	845	771	1,672	1,536
Outsourced service for customer	210	392	478	841
Professional fees	575	454	917	954
Deposit insurance premiums	2,178	299	2,789	629
Other operating	2,598	1,491	4,653	3,269
Total noninterest expenses	14,076	12,554	26,062	24,777

INCOME BEFORE INCOME TAXES	23,395	11,986	28,110	23,260

INCOME TAXES	9,649	4,557	11,304	8,780

NET INCOME	$13,746	$7,429	$16,806	$14,480

Preferred stock cash dividend and accretion of preferred stock discount	898		1,818
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,848		$14,988

EARNINGS PER COMMON SHARE:
Basic	$0.44	$0.25	$0.51	$0.49
Diluted	$0.44	$0.25	$0.51	$0.49
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	29,413,757	29,391,177	29,413,757	29,334,024
Diluted	29,421,247	29,414,674	29,421,746	29,392,621

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
					Other		Total
	Shares		Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Outstanding	Amount	Income	Earnings	Equity

BALANCE-January 1, 2008	—	$—	29,253,311	$49,633	$375	$121,778	$171,786
Stock options exercised			137,866	391			391
Cash dividend declared or accrued
Common stock						(2,939)	(2,939)
Stock compensation expense				568			568
Tax benefit from stock options exercised				57			57
Cumulative impact of change in accounting for bank owned life insurance						(1,876)	(1,876)
Comprehensive income:
Net income						14,480	14,480
Other comprehensive income:
Change in unrealized gain on interest-only strips, net of taxes					39		39
Change in unrealized gain on securities available for sale, net of taxes					(820)		(820)
Comprehensive income							13,699
BALANCE-June 30, 2008	—	$—	29,391,177	$50,649	$(406)	$131,443	$181,686

BALANCE-January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060
Stock options exercised							—
Cash dividend declared or accrued							—
Common stock						(2,941)	(2,941)
Preferred stock						(1,554)	(1,554)
Stock compensation expense				382			382
Tax benefit from stock options exercised							—
Accretion of preferred stock discount		240				(265)	(25)
Comprehensive income:							—
Net income						16,806	16,806
Other comprehensive income:							—
Change in unrealized gain on interest-only strips, net of taxes					34		34
Change in unrealized gain on securities available for sale, net of taxes					1,396		— 1,396
Comprehensive income							18,236
BALANCE-June 30, 2009	62,158	$59,683	29,413,757	$54,420	$2,669	$152,386	$269,158

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,806	$14,480
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment securities	1,861	572
Depreciation of bank premises & equipment	986	886
Amortization of other intangible assets	148	148
Amortization of investments in affordable housing partnerships	600	349
Provision for losses on loans and loan commitments	18,800	2,800
Provision for other real estate owned losses	359	—
Deferred tax benefit	(3,448)	(27)
Loss on disposition of bank premises and equipment	11	3
FAS 141R gain on bargain purchase	(21,679)	—
Net gain on sale of loans	524	(1,782)
Origination of loans held for sale	(13,801)	(40,867)
Proceeds from sale of loans held for sale	11,575	42,195
(Gain) on sale or call of available for sale securities	(1,588)	(3)
Decrease in fair value of serving rights	215	566
(Gain) or loss on sale of other real estate owned	(402)	—
Loss on sale of repossessed vehicles	—	1
Share-based compensation expense	381	568
Change in cash surrender value of life insurance	(320)	(286)
Servicing assets capitalized	(159)	(622)
Decrease in interest-only strips	—	—
Increase in accrued interest receivable	(1,170)	182
Increase in other assets	(5,954)	(1,025)
Dividends of Federal Home Loan Bank stock	—	(265)
Tax benefit from exercise of stock options	—	(57)
(Decrease) Increase in accrued interest payable	1,188	(705)
Increase in other liabilities	11,020	5,714
Net cash provided by operating activities	15,953	22,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	15	7,015
Purchase of securities available for sale	(259,386)	(87,096)
Proceeds from matured securities available for sale	118,629	76,513
Net increase in loans receivable	(79,128)	(178,682)
Proceeds from sale of other loans	1,168	—
Proceeds from sale of other real estate owned	3,151	—
Proceeds from sale of repossessed vehicles	—	10
Purchases of investments in affodable housing partnerships	(3,810)	(555)
Purchases of Bank premises and equipment	(1,802)	(695)
Purchases of Federal Home Loan Bank stock	—	(6,080)
Proceeds from disposition of Bank equipment	—	3
Net cash and cash equivalents acquired from acquisition of Mirae Bank	5,724	—
Net cash used in investing activities	(215,439)	(189,567)

See accompanying notes to consolidated financial statements.	(continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$—	$391
Payment of common stock cash dividend	(2,941)	(2,932)
Payment of preferred stock cash dividend	(1,321)	—
Increase (decrease) in Federal Home Loan Bank borrowings	(18,500)	170,000
Tax benefit from exercise of stock options	—	57
Net increase in deposits	345,627	(23,782)
Net cash provided by financing activities	322,865	143,734

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,379	(23,008)
CASH AND CASH EQUIVALENTS—Beginning of year	97,542	92,509
CASH AND CASH EQUIVALENTS—End of year	$220,921	$69,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,744	$35,275
Income taxes paid	$8,127	$10,180

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$5,902	$332
Other assets transferred to Bank premises and equipment	$290	$150
Net assets acquired from Mirae Bank (see note 3):
Assets acquired	$395,646	$—
Liabilities assumed	373,967	—
	21,679	—
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock cash dividend declared, but not paid	$1,471	$1,470
Preferred stock cash dividend declared, but not paid	$388	$—

See accompanying notes to consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank (“Mirae”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae. Mirae operated five commercial banking branches all located within the southern California, and these branches were integrated into our branch network immediately after the acquisition. In addition, we also have five loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas, and Virginia.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2009 and December 31, 2008, the statements of operations for the three months and six months ended June 30, 2009 and 2008, and the related statements of shareholders’ equity and statements of cash flows for the six months ended June 30, 2009 and 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 3.   Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae under receivership upon Mirae’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  We purchased substantially all of Mirae’s assets and assumed all of Mirae’s deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our compliance with servicing procedures specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million.

The Mirae acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141R, Business Combinations. The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. A “bargain purchase gain” totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Satement of Net Assets Acquired

June 26, 2009
(In thousands)
Assets
Cash and cash equivalents	$5,724
Securities	55,371
Loans	285,685
Core deposit intangible	1,330
FDIC loss-sharing receivable	40,235
Other assets	7,301
Total Assets	395,646

Liabilities
Deposits	293,375
FHLB borrowings	75,500
Other liabilities	5,092
Total Liabilities	373,967

Net assets acquired	$21,679

Mirae Bank’s net assets acquired before fair valuation adjustments	$36,928
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans, net	(54,964)
Securities	(1,829)
FDIC loss share indemnification	40,235
Core deposit intangible	1,330
Deposits	(375)
Servicing rights	354
Bargain purchase gain	$21,679

Note 4.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

We record at fair value various financial and non-financial instruments for financial reporting, and loan or goodwill impairment purposes. Pursuant to SFAS No. 157, Fair Value Measurements, and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”)  SFAS No.157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, FASB provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance, and SFAS No. 157 amends, but does not supersede SFAS No. 107, Disclosure about Fair Value of Financial Instruments. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. FSP SFAS No. 157-3 further clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.

In February 2008, the FASB issued FSP SFAS No.157-2, which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted FSP SFAS No. 157-2 on January 1, 2009, and the adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements,  when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted FSP SFAS No. 157-4 in the second quarter of 2009 and the adoption of this FSP did not have a material impact on our consolidated financial statements.

The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to SFAS No. 157:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for the position size.

Level 2 — Pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Fair value is determined through the use of models or other valuation methodologies, including the use of pricing matrices. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Pricing inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

Measured on a Recurring Basis

Investment securities available for sale — Investment in available-for-sale securities are recorded at fair value pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The investment securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment securities available-for-sale holdings as of June 30, 2009 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

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

Servicing liabilities — SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. We classify SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

The table below summarizes the valuation of our financial assets and liabilities by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2009:

Assets Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Fair Value Measurements Using:
		Quoted Prices in	Significant Other	Significant
	Total Fair	Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Investment
U.S. agency bonds	$391,788	$—	$391,788	$—
Municipal bonds	33,933	—	33,933	—
Corporate bonds	1,993	—	1,993	—
Servicing assets	6,677	—	—	6,677
I/O strips	741	—	—	741
Servicing liabilities	(464)	—	—	(464)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended June 30, 2009:

(dollars in thousands)	At March 31, 2009	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At June 30, 2009	Net Cumulative Unrealized Gains

Servicing assets	$4,790	$(7)	$—	$1,894	$—	$6,677	$—
I/O strips	661	(30)	5	105	—	741	(283)
Servicing liabilities	(333)	3	—	(134)	—	(464)	—

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the six months ended June 30, 2009:

(dollars in thousands)	At March 31, 2009	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At June 30, 2009	Net Cumulative Unrealized Gains

Servicing assets	$4,838	$(55)	$—	$1,894	$—	$6,677	$—
I/O strips	632	(55)	59	105	—	741	(283)
Servicing liabilities	(328)	(2)	—	(134)	—	(464)	—

Measured on a Nonrecurring Basis

Impaired loans (collateral dependent loans) — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, less anticipated selling costs. The fair value is determined through appraisals and other matrix pricing models, which require a significant degree of management judgment. We measure impairment on all nonaccrual loans and trouble debt restructured loans, except automobile loans, for which we have established specific reserves as part of the specific allocated allowance component of the allowance for losses on loans. We record impaired loans as recurring with Level 3 measurement inputs.

REO  — Real estate owned consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated fair value less anticipated selling costs.

Loans purchased from FDIC — The fair of the loan portfolio is determined using a discounted cash flow methodology.  First, we segmented the portfolio into homogeneous groups based on loan type, fixed or variable rate, credit quality, and payment type.  For each of segmented loan group, we projected the principal and interest cash flows, adjusted for applicable prepayments and credit considerations. These cash flows then discounted using an appropriate risk adjusted discount rate.

Deposits Assumed from FDIC — A discounted cash flow methodology is used to calculate the fair value of the fixed maturity deposits. As part of this valuation process, we segmented the contract-based deposits into distinct maturity groups (i.e., 0 — 30 days, 31 — 90 days, etc.) and calculated the fair value of each maturity group separately. First, cash outflows from each group of fixed maturity deposits is projected based on the balance, remaining maturity, yield, and interest compounding frequency of the maturity group. Then, cash outflow is discounted using the market yield on fixed maturity deposits issued as of the valuation date with similar maturity terms.

FDIC Loss Share Indemnification — The fair value of the FDIC loss sharing indemnification was estimated using the income approach. Loss expectations from the acquired loans were projected over a five year period for non-single family loans and a ten year period for single family loans per the term of the agreement. Under the term of the agreement, the FDIC would reimburse the amount to which is reflected the adjusted loss expectations.

Core Deposit Intangible— The fair value of core deposit intangible was estimated using the cost savings method under the income approach. Under this method, the cost savings associated with having the core deposit balances as compared to an alternative source of funds are discounted to present value using an appropriate intangible discount rate.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended June 30, 2009, and the total losses resulting from these fair value adjustments for the quarter and six months ended June 30, 2009:

Assets Measured at Fair Value on a Non-Recurring Basis
(dollars in thousands)

					Three Months Ended	Six Months Ended
	Through June 30, 2009				June 30, 2009	June 30, 2009
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
Impaired loans	$—	$—	$62,670	$62,670	$5,537	$10,386
REO	—	—	5,956	5,956	155	359
Loans purchased from FDIC	—	—	285,685	285,685	—	—
Deposits assumed from FDIC	—	—	293,374	293,374	—	—
FDIC loss share indemnification	—	—	40,235	40,235	—	—
Core deposit intangible	—	—	1,330	1,330	—	—
Total	$—	$—	$689,250	$689,250	$5,692	$10,745

Note 5.   Investment Securities

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of June 30, 2009			As of December 31, 2008
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$124	$121	$(3)	$139	$135	$(4)
Total investment securities held to maturity	$124	$121	$(3)	$139	$135	$(4)

Available for Sale:
Investment securities of government sponsored enterprises	$26,897	$26,735	$(162)	$25,952	$26,187	$235
Mortgage backed securities	276,594	280,282	3,688	124,549	125,513	964
Collateralized mortgage obligations	82,807	84,771	1,964	62,557	63,303	746
Corporate securities	2,000	1,993	(7)	7,048	6,953	(95)
Municipal securities	35,042	33,933	(1,109)	7,323	7,180	(143)
Total investment securities available for sale	$423,340	$427,714	$4,374	$227,429	$229,136	$1,707

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at June 30, 2009:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$124	$—	$—	$124

Available for Sale:
Investment securities of government sponsored enterprises	—	—	23,766	2,969	26,735
Mortgage backed securities	8,449	855	2,055	268,924	280,283
Collateralized mortgage obligations	26,184	50,497	8,089	—	84,770
Corporate securities	—	1,993	—	—	1,993
Municipal securities	241	129	5,327	28,236	33,933
Total investment securities available for sale	$34,874	$53,598	$39,237	$300,129	$427,838

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

As of June 30, 2009
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$22,806	$(159)	$—	$—	$22,806	$(159)
Collateralized mortgage obligations	1,794	(21)	—	—	1,794	(21)
Mortgage backed securities	46,992	(100)	587	(3)	47,579	(103)
Corporate securities	—	—	1,994	(7)	1,994	(7)
Municipal securities	23,946	(1,427)	—	—	23,946	(1,427)
	$95,538	$(1,707)	$2,581	$(10)	$98,119	$(1,717)

As of December 31, 2008
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)
	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of June 30, 2009, the total unrealized losses less than 12 months old were $1.7 million, and total unrealized losses more than 12 months old were $10,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $95.5 million at June 30, 2009, and those with unrealized losses more than 12 months old were $2.6 million.  As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000 and total unrealized losses more than 12 months old were $67,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

We evaluate securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the financial condition and near-term prospects of the issuer; the length of time and the extent to which the fair value has been less than the cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Management determined this unrealized loss did not meet the criteria other-than-temporary impairment at June 30, 2009 as the investment is rated investment grade and there are no credit quality concerns of the obligor. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of their ability to fully recover this investment. Interest on the corporate note has been paid as agreed and management believes this will continue in the future and the bond will be repaid in full as scheduled. For these reasons, no other-than-temporary impairment was recognized on the corporate note at June 30, 2009.

Note 6.   Loans

The loan portfolio that we acquired is covered by the FDIC loss-share agreement, from the Mirae Bank transaction, and thus is referred to as “covered loans.”  All loans, excluding covered loans, are regarded as “non-covered” loans.  A summary of non-covered loans is presented in the table below:

	Amount Outstanding (in thousands)
	June 30, 2009	December 31, 2008	June 30, 2008
Non-covered loans:
Construction	$40,023	$43,180	$50,563
Real estate secured	1,692,392	1,599,627	1,537,992
Commercial and industrial	369,592	389,217	377,895
Consumer	17,542	23,669	25,314
Total loans	2,119,549	2,055,693	1,991,764
Unearned Income	(3,877)	(4,164)	(5,163)
Gross loans, net of unearned income	2,115,672	2,051,529	1,986,601
Allowance for losses on loans	(38,758)	(29,437)	(23,494)
Net loans	$2,076,914	$2,022,092	$1,963,107

In accordance to AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and that it is probable, at acquisition, the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools per loan types: construction, commercial & industrial, real estate secured, and consumer. The covered loans at the acquisition date of June 26, 2009 are presented in the following table.

	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Convered Loans
	(dollars in thousands)

Construction	494	—	494
Real estate secured	28,245	176,941	205,186
Commercial and industrial	$4,458	$74,639	$79,097
Consumer	115	793	908
	$33,312	$252,373	$285,685

The following table represents the non SOP 03-3 loans receivable at the acquisition date of June 26, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond.

Non-SOP 03-3 loans receivable	(In thousands)
Gross contractual loan principal payment receivable	$280,454
Fair value adjustment	(28,081)
Fair value of Non SOP 03-3	252,373

The Company applied the cost recovery method to loans subject to SOP 03-3 at the acquisition date of June 26, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

(In thousands)
Contractually required payments receivable	$60,194
Estimate of contractual principal not expected to be collected	(26,882)
Cash flows expected to be collected	33,312
Accretable difference	—
Fair Value of SOP 03-3 loans acquired	$33,312

Loans held for sale were $21.0 million, $18.4 million, and $15.0 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for losses on loans:
Balances at beginning of period	$34,156	$22,072	$29,437	$21,579
Actual charge-offs:
Real estate secured	176	40	848	43
Commercial and industrial	6,940	1,554	8,570	2,380
Consumer	356	294	457	605
Total charge-offs	7,472	1,888	9,875	3,028
Recoveries on loans previously charged off:
Real estate secured	1	—	1	1
Commercial and industrial	237	1,591	306	1,684
Consumer	24	63	68	91
Total recoveries	262	1,654	375	1,775
Net loan charge-offs	7,210	234	9,500	1,253
Provision for losses on loans	12,100	1,400	18,799	2,800
Add: credit for losses on loan commitments	288	(256)	(22)	(368)
Balances at end of period	$38,758	$23,494	$38,758	$23,494

Allowance for losses on loan commitments:
Balances at beginning of period	$933	$1,886	$1,243	$1,998
Credit for losses on loan commitments	288	(256)	(22)	(368)
Balances at end of period	$1,221	$1,630	$1,221	$1,630

Ratios:
Net loan charge-offs to average total loans	0.34%	0.01%	0.46%	0.07%
Allowance for losses on loans to total loans at period-end	1.62%	1.18%	1.62%	1.18%
Net loan charge-offs to allowance for losses on loans at period-end	18.60%	0.99%	24.51%	5.33%
Net loan charge-offs to provision for losses on loans and loan commitments	59.59%	16.71%	50.53%	44.74%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2009, our recorded impaired loans totaled $67.0 million, of which $19.1 million had specific reserves of $6.3 million. At December 31, 2008, our recorded impaired loans totaled $28.0 million, of which $16.1 million had specific reserves of $6.2 million.

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

Note 7.   Shareholder’s Equity

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

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net income available to common shareholders	$12,848	$7,429	$14,988	$14,480
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,413,757	29,391,177	29,413,757	29,334,024
Effect of dilutive stock option	7,490	23,497	7,989	58,597
Denominator for diluted earnings per share:
Dilutive weighted-average shares outstanding
	29,421,247	29,414,674	29,421,746	29,392,621
Basic earnings per share	$0.44	$0.25	$0.51	$0.49
Diluted earnings per share	$0.44	$0.25	$0.51	$0.49

Note 8.   Business Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Company segregates its operations into three primary segments:  banking operations, Small Business Administration (“SBA”) lending services and trade finance department (“TFD”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
(dollars in thousands)	Banking				Banking
Business Segment	Operations	TFD	SBA	Company	Operations	TFD	SBA	Company

Net interest income	$18,190	$422	$2,369	$20,981	$16,708	$517	$3,108	$20,333
Less provision (recapture) for credit losses	9,045	1,933	1,122	12,100	1,630	(1,733)	1,503	1,400
Non-interest income	27,080	643	867	28,590	3,921	267	1,419	5,607

Net revenue	36,225	(868)	2,114	37,471	18,999	2,517	3,024	24,540
Non-interest expenses	12,841	674	561	14,076	11,496	249	809	12,554

Income before taxes	$23,384	$(1,542)	$1,553	$23,395	$7,503	$2,268	$2,215	$11,986

Business segment assets	$2,889,579	$58,373	$226,159	$3,174,111	$2,160,678	$45,680	$152,954	$2,359,312

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Banking				Banking
(dollars in thousands)	Operations	TFD	SBA	Company	Operations	TFD	SBA	Company

Net interest income	$35,250	$863	$4,532	$40,645	$32,609	$1,137	$6,331	$40,077
Less provision for loan losses	13,052	2,762	2,986	18,800	580	(1,287)	3,507	2,800
Other operating income	29,854	927	1,546	32,327	7,449	541	2,770	10,760

Net revenue	52,052	(972)	3,092	54,172	39,478	2,965	5,594	48,037
Less other operating expenses	24,118	946	998	26,062	22,392	508	1,877	24,777

Income before taxes	$27,934	$(1,918)	$2,094	$28,110	$17,086	$2,457	$3,717	$23,260

Total assets	$2,889,579	$58,373	$226,159	$3,174,111	$2,160,678	$45,680	$152,954	$2,359,312

Note 9.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties.  Commitments at June 30, 2009 are summarized as follows:

(dollars in thousands)	June 30, 2009	December 31, 2008

Commitments to extend credit	$199,811	$153,441

Standby letters of credit	13,382	12,700

Commercial letters of credit	18,410	15,133

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims.  We do not believe the final disposition of all such claims will have a material adverse effect on our financial position or results of operations.

Note 10. Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements,  when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, do not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this FSP includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 115-2 and SFAS No. 124-2 or FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 107-1 and APB 28-1, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS No. 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this FSP. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP SFAS No. 107-1 and APB 28-1did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is to be applied to the accounting for and disclosure of subsequent events, and is applied to both interim and annual financial statements. This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. Events that occurred subsequent to June 30, 2009 have been evaluated by the Company’s management in accordance with SFAS 165 through the time of filing this report on August 10, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date. However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date. Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes. Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. We are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), to improve financial reporting by enterprises involved with variable interest entities (“VIEs”). SFAS No. 167 addresses: (1) the effects on certain provisions of FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying SPE concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under FIN 46R do not always provide timely and useful information about an enterprise’s involvement in a VIE. SFAS No. 167 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. We are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,  a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for interim and annual financial statements issued after September 15, 2009.  We will adopt SFAS No. 168 in the third quarter of 2009 and are in the process of evaluating the impact that the adoption will have on our consolidated financial statements.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and six months ended June 30, 2009 and 2008, financial condition as of  June 30, 2009 and December 31, 2008, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  The holders of debentures and Series A Preferred Stock have rights that are senior to those of our common shareholders.

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

Acquisition

On June 26, 2009, we acquired the banking operations of Mirae from the FDIC.  We acquired approximately $395.6 million of assets and assumed $374.0 million of liabilities. We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our compliance with servicing procedures specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries.

The Mirae acquisition was accounted for under the purchase method of accounting in accordance to SFAS No. 141R. The Company recorded a SFAS No. 141R bargain purchase gain totaling $21.7 million resulting from the acquisition, which is a component of noninterest income on our statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed (see note 3 of our Consolidated Financial Statements).

Selected Financial Data

The following table presents selected historical financial information as of June 30, 2009, December 31, 2008, and June 30, 2008 and for the three and six months ended June 30, 2009 and 2008.  In the opinion of our management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
	(Dollars in thousands, except per share data)
	2009	2008	2009	2008
Net income available to common shareholders	$12,848	$7,429	$14,988	$14,480
Net income per common share, basic	0.44	0.25	0.51	0.49
Net income per common share, diluted	0.44	0.25	0.51	0.49
Net interest income before provision for loan losses and off-balance sheet commitments	20,981	20,333	40,645	40,077

Average balances:
Assets	2,691,465	2,303,278	2,608,802	2,257,288
Cash and cash equivalents	198,478	75,677	152,205	75,939
Investment securities	324,302	228,806	305,532	225,665
Net loans	2,060,306	1,911,835	2,045,532	1,870,362
Total deposits	2,000,690	1,726,147	1,917,049	1,715,484
Shareholders’ equity	262,437	181,645	260,764	178,488
Performance Ratios:
Annualized return on average assets	2.04%	1.29%	1.29%	1.28%
Annualized return on average equity	20.95%	16.36%	12.89%	16.22%
Net interest margin	3.33%	3.78%	3.33%	3.81%
Efficiency ratio	28.40%	48.39%	35.72%	48.74%
Capital Ratios:
Tier 1 capital to adjusted total assets	12.30%	10.21%
Tier 1 capital to risk-weighted assets	13.26%	11.55%
Total capital to risk-weighted assets	14.75%	13.99%

	June 30, 2009	December 31, 2008	June 30, 2008
Period-end balances as of:
Total assets	$3,174,111	$2,450,011	$2,359,312
Investment securities	427,838	229,275	233,226
Total loans, net of unearned income and allowance for loan losses	2,399,707	2,051,528	1,986,601
Total deposits	2,451,603	1,812,601	1,739,289
Junior subordinated debentures	87,321	87,321	87,321
FHLB borrowings	331,000	260,000	320,000
Shareholders’ equity	269,158	255,060	181,686

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	0.34%	2.60%	0.01%
Non-performing loans to total loans	3.74%	0.76%	0.83%
Non-performing assets to total loans and other real estate owned	3.98%	0.89%	0.85%
Allowance for loan losses to total loans	1.62%	1.43%	1.18%
Allowance for loan losses to non-performing loans	43.15%	189.27%	142.64%

Allowance for Loan Losses (non-covered loans only)
(net of SBA guaranteed portion)
Allowance for Loan Losses	$38,758
Allowance for Loan Losses/Non-Covered Loans	1.83%
Non-Covered Nonperforming Assets/Non-Covered Loans	2.67%
Non-Covered Nonperforming Loans/Non-Covered Loans	1.95%
Allowance for Loan Losses/Non-Covered Nonperforming Loans	68.59%

Executive Overview

We operate community banks doing a general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. Pursuant to the acquisition on June 26, 2009, five commercial banking branches, operated by Mirae and located within the southern California, were integrated into our branch network immediately after the acquisition. In addition, we also have five loan production offices in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia.

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

Our significant accounting policies are described in greater detail in our 2008 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements (“Summary of Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2009.

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

Net income applicable to common shareholders for the second quarter of 2009 was $5.4 million more than the same quarter of 2008, largely attributable to a SFAS No. 141R bargain purchase gain of $21.7 million in connection with our acquisition of Mirae and higher net interest income, which was partially offset by higher provision for loan losses, higher noninterest expense and an increase in income tax provision. A $0.6 million, or 3%, increase in net interest income was primarily attributable to growth in average balances of loans and lower rates paid on interest-bearing liabilities, and was partially offset by lower yields on loans, higher average balances of interest-bearing liabilities and lower average balances of investments. Non-interest income rose $23.0 million, primarily due to the SFAS 141R bargain purchase gain related to our acquisition of Mirae.

Our average interest-earning assets increased to $2.52 billion in the second quarter of 2009, as compared with $2.15 billion in the same quarter of 2008, and average net loans increased to $2.06 billion in the second quarter of 2009, as compared with $1.91 billion in the same quarter of 2008.  Average interest-bearing deposits increased to $1.71 billion in the second quarter of 2009, as compared with $1.42 billion in the same quarter of 2008. Average FHLB advances and other borrowings have significantly increased to $408.8 million in the second quarter of 2009 from $369.2 million in the same quarter of last year (see “Financial Condition-Deposits and Other Sources of Funds” below), while the average balance on our junior subordinated debentures stayed unchanged at $87.3 million for the second quarter of 2009 and 2008. As a result, average interest bearing liabilities increased to $2.12 billion in the second quarter of 2009, as compared with $1.79 billion in the second quarter of 2008.

The federal funds rate reductions of 25 and 175 basis points in second quarter and fourth quarter of 2008, respectively, have resulted in a decrease in our earning-asset yields as well as our cost of funds. The average yields on our interest-earning assets decreased to 5.62% for the second quarter of 2009 from 6.83% for the second quarter of the prior year. Consistent with the decrease in average yields on interest-earning assets, the cost of funds for average yields on interest-earning liabilities also decreased to 2.69% for the second quarter of 2009 from 3.65% for the prior year’s same quarter. Consequently, our net interest spread and net interest margin decreased to 2.91% and 3.33%, respectively, for the second quarter of 2009, as compared with 3.17% and 3.78% for the second quarter of the prior year.

Our earning-asset yields have decreased in line with our cost of funds. Interest income decreased to $35.2 million for the second quarter of 2009, as compared with $36.7 million for the prior year’s same period, while interest expense decreased to $14.2 million for the second quarter of 2009, as compared with $16.3 million for the quarter a year ago. As a result, net interest income increased to $21.0 million for the second quarter in 2009.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

	For the Quarter Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$2,060,306	$31,234	6.06%	$1,911,836	$33,978	7.11%
Investment securities government sponsored agencies	287,719	2,811	3.91%	213,961	2,467	4.61%
Other investment securities(2)	36,583	383	5.96%	14,845	171	4.60%
Interest on federal fund sold	133,139	777	2.34%	8,546	49	2.27%
Total interest-earning assets	2,517,747	35,205	5.62%	2,149,188	36,665	6.82%
Cash and due from banks	65,386			67,131
Other assets	108,332			86,959
Total assets	$2,691,465			$2,303,278

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$436,066	2,774	2.54%	$393,182	2,998	3.05%
Super NOW deposits	19,142	46	0.95%	22,533	76	1.35%
Savings deposits	48,511	444	3.66%	35,995	299	3.32%
Time certificates of deposit in denominations of $100,000 or more	994,514	6,751	2.72%	795,081	7,720	3.88%
Other time deposits	210,020	1,761	3.35%	173,783	1,771	4.08%
FHLB advances and other borrowings	321,434	1,622	2.02%	281,846	2,356	3.34%
Junior subordinated debenture	87,321	826	3.78%	87,321	1,112	5.09%
Total interest-bearing liabilities	2,117,008	14,224	2.69%	1,789,741	16,332	3.65%
Non-interest-bearing deposits	292,778			305,573
Total deposits and other borrowings	2,409,786			2,095,314
Other liabilities	18,690			26,319
Shareholders’ equity	262,989			181,645
Total liabilities and shareholders’ equity	$2,691,465			$2,303,278
Net interest income		$20,981			$20,333
Net interest spread(3)			2.93%			3.17%
Net interest margin(4)			3.36%			3.78%

(1) Net loan fees have been included in the calculation of interest income. Loan fees were approximately $523,000 and $1,187,000 for the quarters ended June 30, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

(2) Interest income on a tax equivalent basis for tax-advantaged income of $162,000 and $41,000 for the three months ended June 30, 2009 and 2008, respectively, were not included in the computation of yields.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$2,045,532	$61,428	6.01%	$1,870,362	$69,296	7.41%
Investment securities government sponsored agencies	274,746	5,478	3.99%	209,137	4,845	4.63%
Other investment securities(2)	30,786	658	5.96%	16,528	377	4.56%
Interest on federal fund sold	89,631	1,066	2.38%	9,199	129	2.81%
Total interest-earning assets	2,440,695	68,630	5.65%	2,105,226	74,647	7.09%
Cash and due from banks	62,598			66,741
Other assets	105,509			85,321
Total assets	$2,608,802			$2,257,288

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$399,602	5,106	2.56%	$394,888	6,723	3.40%
Super NOW deposits	19,348	91	0.94%	22,527	155	1.38%
Savings deposits	45,890	837	3.65%	34,306	548	3.19%
Time certificates of deposit in denominations of $100,000 or more	964,175	13,420	2.78%	791,855	16,519	4.17%
Other time deposits	203,401	3,504	3.45%	168,888	3,657	4.33%
FHLB advances and other borrowings	324,373	3,280	2.02%	249,720	4,399	3.52%
Junior subordinated debenture	87,321	1,747	4.00%	87,321	2,569	5.88%
Total interest-bearing liabilities	2,044,110	27,985	2.74%	1,749,505	34,570	3.95%
Non-interest-bearing deposits	284,804			303,019
Total deposits and other borrowings	2,328,914			2,052,524
Other liabilities	18,847			26,276
Shareholders’ equity	261,041			178,488
Total liabilities and shareholders’ equity	$2,608,802			$2,257,288
Net interest income		$40,645			$40,077
Net interest spread(3)			2.91%			3.14%
Net interest margin(4)			3.36%			3.81%

(1) Net loan fees have been included in the calculation of interest income. Loan fees were approximately $1,092,000 and $2,469,000 for the six months ended June 30, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

(2) Interest income on a tax equivalent basis for tax-advantaged income of $259,000 and $83,000 for the six months ended June 30, 2009 and 2008, respectively, were not included in the computation of yields.

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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$2,505	$(5,249)	$(2,744)	$6,083	$(13,951)	$(7,868)
Securities of U.S. government agencies	761	(417)	344	1,374	(741)	633
Other investment securities	229	(17)	212	306	(25)	281
Interest on federal fund sold	727	1	728	960	(23)	937
Total interest income	$4,222	$(5,682)	$(1,460)	$8,723	$(14,740)	$(6,017)

Interest expense:
Money market deposits	$305	$(529)	$(224)	$79	$(1,696)	$(1,617)
Super NOW deposits	(10)	(20)	(30)	(19)	(45)	(64)
Savings deposits	112	33	145	203	86	289
Time certificates of deposit in denominations of $100,000 or more	1,672	(2,641)	(969)	3,122	(6,221)	(3,099)
Other time deposits	334	(344)	(10)	671	(824)	(153)
FHLB advances and other borrowings	298	(1,032)	(734)	1,085	(2,204)	(1,119)
Junior subordinated debenture	—	(286)	(286)	—	(822)	(822)
Total interest expense	2,711	(4,819)	(2,108)	5,141	(11,726)	(6,585)
Change in net interest income	$1,511	$(863)	$648	$3,582	$(3,014)	$568

(1) Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $523,000 and $1,187,000 for the quarters ended June 30, 2009 and 2008, respectively, and approximately $1,092,000 and $2,469,000 for the six months ended June 30, 2009 and 2008, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit in our loan portfolio because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $12.1 million in the second quarter of 2009, as compared with a provision of $1.4 million for the prior year’s same quarter.  The provision for loan and off-balance sheet losses in the first half of 2009 was $18.8 million, as compared to $2.8 million in the first half of 2008. The increase in the provision for losses on loans and loan commitments was primarily to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see “Financial Condition - Nonperforming Assets” below for further discussion). The $1.4 million provision in the second quarter of 2008 was net of recoveries of $256,000 to the reserves for loan commitments. Our procedures for monitoring the adequacy of the allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below. Losses on Mirae loans purchased from the FDIC are covered by a loss-sharing agreement with the FDIC. Pursuant to SOP 03-3, there is no requirement for the allowance for losses on loans which are purchased at the fair value from FDIC.

Non-interest Income

Total non-interest income increased to $28.6 million in the second quarter of 2009, as compared with $5.6 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 1.06% and 0.24% in the second quarter of 2009 and 2008, respectively. The increase was primarily caused by the pre-tax gain of $21.7 million related to the Mirae acquisition.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(dollars in thousands)

	2009		2008
For Three Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,125	10.9%	$3,043	54.3%
Loan-related servicing fees	780	2.7%	772	13.8%
Gain on sale of loans	307	1.1%	918	16.4%
Income from other earning assets	197	0.7%	392	7.0%
Gain from acquisition of Mirae Bank	21,679	75.8%	—	0.0%
Other income	2,502	8.8%	482	8.5%
Total	$28,590	100.0%	$5,607	100.0%
Average assets	$2,691,465		$2,303,278
Non-interest income as a % of average assets		1.06%		0.24%

	2009		2008
For Six Months Ended June 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$6,024	18.6%	$5,791	53.8%
Loan-related servicing fees	1,744	5.4%	1,448	13.5%
Gain on sale of loans	(524)	-1.6%	1,782	16.6%
Income from other earning assets	392	1.2%	710	6.6%
Gain from acquisition of Mirae Bank	21,679	67.1%	—	0.0%
Other income	3,012	9.3%	1,029	9.5%
Total	$32,327	100.0%	$10,760	100.0%
Average assets	$2,608,802		$2,257,288
Non-interest income as a % of average assets		1.24%		0.48%

Our largest source of non-interest income in the second quarter of 2009 was the pre-tax SFAS 141R bargain purchase gain of $21.7 million resulting from our acquisition of Mirae, which represented about 76% of our total non-interest income.  The remaining $1.3 million increase in non-interest income between the second quarter of 2009 and the same quarter in 2008 was primarily due to a $1.6 million gain on sale of securities investments, which is included in other income in the above table.  We also recorded gain on sale of SBA loans of $0.3 million in the second quarter of 2009 which was offset by $0.8 million in losses on sale of commercial loans in the first quarter of 2009 resulting in a net loss on the sale of loans of $0.5 million for the six months ended June 30, 2009.

Non-interest Expense

Consistent with changes in our noninterest income, total noninterest expense increased to $14.1 million in the second quarter of 2009, from $12.6 million in the same period of 2008. Non-interest expenses as a percentage of average assets were maintained at low levels of 0.52% and 0.55% in the first quarter of 2009 and 2008, respectively. Our efficiency ratio was 28.4% in the second quarter of 2009, as compared with 48.4% in the same period a year ago.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

For the Quarter Ended June 30,	2009		2008
Salaries and employee benefits	$5,988	51.8%	$7,655	61.0%
Occupancy and equipment	1,682	14.0%	1,492	11.9%
Data processing	845	6.9%	771	6.2%
Deposit insurance premium	2,178	5.1%	299	2.4%
Professional fees	575	2.9%	454	3.6%
Outsourced service for customer	210	2.2%	392	3.1%
Advertising	360	1.9%	174	1.4%
Office supplies	173	1.3%	104	0.8%
Communications	107	0.9%	100	0.8%
Directors’ fees	98	0.8%	105	0.8%
Investor relation expenses	74	0.4%	102	0.8%
Amortization of investments in affordable housing partnerships	312	2.4%	175	1.4%
Amortization of other intangible assets	74	0.6%	74	0.6%
Other operating	1,400	8.8%	657	5.2%
Total	$14,076	100.0%	$12,554	100.0%
Average assets	$2,691,465		$2,303,278
Non-interest expenses as a % of average assets		0.52%		0.55%

For the Six Months Ended June 30,	2009		2008
Salaries and employee benefits	$12,195	46.8%	$14,631	59.0%
Occupancy and equipment	3,358	12.9%	2,917	11.8%
Data processing	1,672	6.4%	1,536	6.2%
Deposit insurance premium	2,789	10.7%	629	2.6%
Professional fees	917	3.5%	954	3.9%
Outsourced service for customer	478	1.8%	841	3.4%
Advertising	593	2.3%	352	1.4%
Office supplies	333	1.3%	321	1.3%
Communications	210	0.8%	223	0.9%
Directors’ fees	191	0.7%	201	0.8%
Investor relation expenses	126	0.5%	181	0.7%
Amortization of investments in affordable housing partnerships	600	2.3%	349	1.4%
Amortization of other intangible assets	148	0.6%	148	0.6%
Other operating	2,452	9.4%	1,494	6.0%
Total	$26,062	100.0%	$24,777	100.0%
Average assets	$2,608,802		$2,257,288
Non-interest expenses as a % of average assets		1.00%		1.10%

Salaries and employee benefits historically represent more than half of our total non-interest expense and generally increase as our branch network and business volume expand. However, due to our continued efforts to streamline our work force in the second half of 2008, these expenses decreased to $6.0 million and $12.2 million in the second quarter and the first half of 2009, respectively, as compared with $7.7 million and $14.6 million for the prior year’s same period.  The decrease was the result of the tight control of compensation expense. Although additional staffing was necessitated by our third New York office opening in March 2009, we have successfully controlled and maintained the total number of employee headcount through effective allocation of our human resources. The number of full-time equivalent employees was increased to 421 as of June 30, 2009, as compared with 364 as of June 30, 2008. In addition, our asset growth helped us improve our assets per employee ratio to $7.5 million at June 30, 2009 from $6.5 million at June 30, 2008.

Occupancy and equipment expenses represent about 14% of our total noninterest expenses. These expenses increased to $1.7 million and $3.4 million in the second quarter and first half of 2009, respectively, as compared with $1.5 million and $2.9 million for the same periods a year ago. The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months, our Flushing branch office opened in March 2009 and we added five new California branch offices as a result of the Mirae acquisition in June 2009.

Data processing expenses increased to $845,000 and $1.7 million in the second quarter and first half of 2009, respectively, from $771,000 and $1.5 million for the same periods a year ago. The increase in data processing corresponded to the growth of our business.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the second quarter and first half of 2009, these expenses totaled $2.2 million and $2.8 million, respectively, as compared with $299,000 and $629,000 for the prior year’s same periods. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s deposit insurance fund reserves.  As a result, the FDIC has significantly increased its deposit assessment premiums for federally insured financial institutions.  There have also been increases in FDIC assessments resulting from its Temporary Liquidity Guaranty Program (“TLGP”), which temporarily increases the deposit coverage amount for depositors until the end of 2009. In addition, in an effort to improve its liquidity, FDIC imposed a one-time special assessment of $1.5 million in the second quarter of 2009 which was primarily the reason for substantially higher expenses in this category in this quarter.

Professional fees generally increase as we grow. They increased to $575,000 in the second quarter of 2009 compared to $454,000 for the same period of the prior year.  This increase was primarily due to fees incurred in relation to our acquisition of Mirae.  Professional fees for the first six months of 2009 stayed fairly close to the amount of such fees for the same period of the prior year.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from their deposit balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, as a result of our cost control measures, these expenses decreased to $210,000 in the second quarter of 2009, as compared with $392,000 for the prior year’s same period. For the first half of 2009, the expenses were $478,000, as compared to $841,000 for the same period in prior year.

Advertising and promotional expenses increased to $360,000 and $593,000 in the second quarter and first half of 2009, respectively, as compared with $174,000 and $352,000 in the same periods a year ago. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The increases in the current quarter and first half of 2009 were primarily attributable to our increased advertising spending to promote a branch addition in Flushing, New York during March 2009, and five branch additions in California during June 2009.

Other non-interest expenses, such as office supplies, communications, director’s fees, and other miscellaneous expenses, were $2.2 million and $4.1 million for the second quarter and the first half of 2009, respectively, as compared with $1.3 million and $3.3 million in the same periods a year ago. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter ended June 30, 2009, we made a provision for income taxes of $9.6 million on pretax net income of $23.4 million, representing an effective tax rate of 41.2%, as compared with a provision for income taxes of $4.6 million on pretax net income of $12.0 million, representing an effective tax rate of 38.0% for the same quarter in 2008.  For the first half of 2009, we made a provision for income taxes of $11.3 million on pretax net income of $28.1 million, representing an effective tax rate of 40.2%, as compared with a provision for income taxes of $8.8 million on pretax net income of $23.3 million, representing an effective tax rate of 37.8%, for the same period of 2008.

The effective tax rates in the second quarter and the first half of 2009 were higher than those for the prior year’s same periods, due mainly to the $21.7 million SFAS 141R bargain purchase gain incurred in June 2009 related to the acquisition of Mirae.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of June 30, 2009, our investment portfolio is primarily comprised of United States government agency securities, which account for 91% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have 8% investment in municipal debt securities and 1% investment in corporate debt. Among the 9% of our investment portfolio that was not comprised of U.S. government securities, 88%, or $31.8 million, carry the top two highest “Investment Grade” rating of “Aaa/AAA” or “Aa/AA”, while 10%, or $3.6 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 2%, or 0.6 million, is unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of June 30, 2009. We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to SFAS No. 115.  Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in the second quarter of 2009. The fair market values of our held-to-maturity and available-for-sale investment securities were $0.1 million and $427.7 million, respectively, as of June 30, 2009.  We measured and disclosed the fair value of available-for-sale investment securities pursuant to SFAS No. 157, FSP SFAS No. 157-3 and FSP SFAS No. 157-4 (see Note 4).

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

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of June 30, 2009			As of December 31, 2008
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$124	$121	$(3)	$139	$135	$(4)
Total investment securities held to maturity	$124	$121	$(3)	$139	$135	$(4)

Available for Sale:
Investment securities of government sponsored enterprises	$26,897	$26,735	$(162)	$25,952	$26,187	$235
Mortgage backed securities	276,594	280,282	3,688	124,549	125,513	964
Collateralized mortgage obligations	82,807	84,771	1,964	62,557	63,303	746
Corporate securities	2,000	1,993	(7)	7,048	6,953	(95)
Municipal securities	35,042	33,933	(1,109)	7,323	7,180	(143)
Total investment securities available for sale	$423,340	$427,714	$4,374	$227,429	$229,136	$1,707

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at June 30, 2009:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$124	$—	$—	$124

Available for Sale:
Investment securities of government sponsored enterprises	—	—	23,766	2,969	26,735
Mortgage backed securities	8,449	855	2,055	268,924	280,283
Collateralized mortgage obligations	26,184	50,497	8,089	—	84,770
Corporate securities	—	1,993	—	—	1,993
Municipal securities	241	129	5,327	28,236	33,933
Total investment securities available for sale	$34,874	$53,598	$39,237	$300,129	$427,838

Our investment securities holdings substantially increased to $427.8 million at June 30, 2009, as compared with holdings of $229.3 million at December 31, 2008.  Total investment securities as a percentage of total assets were 13.5% and 9.4% at June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, investment securities with a carrying value of $419.0 million were pledged to secure certain deposits.

As of June 30, 2009, our investment securities held-to-maturity, which are carried at their amortized costs, stayed relatively unchanged on a dollar basis at $124,000, as compared with $139,000 as of December 31, 2008. Our investment securities available-for-sale, which are stated at their fair market values, increased to $427.7 million at June 30, 2009 from $229.2 million at December 31, 2008.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

As of June 30, 2009
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$22,806	$(159)	$—	$—	$22,806	$(159)
Collateralized mortgage obligations	1,794	(21)	—	—	1,794	(21)
Mortgage backed securities	46,992	(100)	587	(3)	47,579	(103)
Corporate securities	—	—	1,994	(7)	1,994	(7)
Municipal securities	23,946	(1,427)	—	—	23,946	(1,427)
	$95,538	$(1,707)	$2,581	$(10)	$98,119	$(1,717)

As of December 31, 2008
(dollars in thousands)	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)
	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of June 30, 2009, the total unrealized losses less than 12 months old were $1.7 million, and total unrealized losses more than 12 months old were $10,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $95.5 million at June 30, 2009, and those with unrealized losses more than 12 months old were $2.6 million.  As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000 and total unrealized losses more than 12 months old were $67,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating an other-than-temporary impairment (OTTI), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

•                  The Company first determines whether impairment has occurred.  A security is considered impaired if its fair value is less than its amortized cost basis.  If a debt security is impaired, the Company must assess whether it intends to sell the security (i.e., whether a decision to sell the security has been made). If the Company intends to sell the security, an OTTI is considered to have occurred.

•                  If the Company does not intend to sell the security (i.e., a decision to sell the security has not been made), it must assess whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security.

•                  Even if the Company does not intend to sell the security, an OTTI has occurred if the Company does not expect to recover the entire amortized cost basis (i.e., there is a credit loss).  Under this analysis, the Company compares the present value of the cash flows expected to be collected to the amortized cost basis of the security.

The Company believes that impairment exists on securities when their fair value is below amortized cost but an impairment loss has not occurred due to the following reasons:

•                  The Company does not have any intent to sell any of the securities that are in an unrealized loss position.

•                  It is highly unlikely that the Company will be forced to sell any of the securities that are in an unrealized loss position before recovery.  The Company’s Asset Liability Committee (ALCO) mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity are excellent.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads and not by default risk.

The credit profile of the Company’s investment portfolio is of the highest caliber.  As of June 30, 2009, our investment portfolio is primarily comprised of United States government agency securities, which account for 91.5% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. Currently, there are no subprime mortgages in our investment portfolio.  Besides the U.S. government agency securities, we also have 8% investment in municipal debt securities and 0.5% investment in corporate debt. Among this 8.5% of our investment portfolio that was not comprised of U.S. government securities, 88%, or $31.8 million carry the top two highest “Investment Grade” rating of “Aaa/AAA” or “Aa/AA”, while 10%, or $3.6 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 2%, or $0.6 million, is unrated.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.  The unrealized losses on our investment in municipal and corporate investment securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold our securities that were in an unrealized loss position at June 30, 2009 until the market value recovers or until the securities mature.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans increased to $2.36 billion at June 30, 2009, as compared with $2.02 billion at December 31, 2008.  Total loans net of unearned income as a percentage of total assets as of June 30, 2009 and December 31, 2008 were 75.6% and 83.7%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(dollars in thousands)

	Amount Outstanding
	June 30, 2009	December 31, 2008
Construction	$40,517	$43,180
Real estate secured	1,897,530	1,599,627
Commercial and industrial	448,786	389,217
Consumer	18,489	23,669
Total loans(1)	2,405,322	2,055,693
Unearned Income	(5,615)	(4,164)
Gross loans, net of unearned income	2,399,707	2,051,529
Allowance for losses on loans	(38,758)	(29,437)
Net loans	$2,360,949	$2,022,092

Percentage breakdown of gross loans:
Construction	1.7%	2.1%
Real estate secured	78.9%	77.8%
Commercial and industrial	18.7%	18.9%
Consumer	0.8%	1.2%
Total loans	100.0%	100.0%

(1) Includes loans held for sale, at the lower of cost or market, of $21.0 million and $18.0 million at June 30, 2009 and December 31, 2008, respectively

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.90 billion and $1.60 billion as of June 30, 2009 and December 31, 2008, respectively.  The real estate secured loans as a percentage of total loans were 79.0% and 77.8% at June 30, 2009 and December 31, 2008, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $41.2 million at June 30, 2009 and $42.4 million at December 31, 2008.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at June 30, 2009 increased to $448.8 million, as compared with $389.2 million at December 31, 2008.  Commercial and industrial loans as a percentage of total loans were 18.7% at June 30, 2009, decreasing from 18.9% at December 31, 2008.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007. Accordingly, as of June 30, 2009, our volume of consumer loans was down by $5.2 million from the prior year end. As of June 30, 2009, the balance of consumer loans was $18.5 million, or 0.8% of total loans, as compared to $23.7 million, or 1.2% of total loans as of December 31, 2008.  Consumer loans as a percentage of total loans have historically been nominal.

Construction loans represented less than 5% of our total loan portfolio as of June 30, 2009. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making loans in this category. As a result, construction loans decreased to $40.5 million, or 1.7% of total loans, at the end of the second quarter of 2009, as compared with $43.2 million, or 2.1% of total loans at the end of 2008.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2009.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(dollars in thousands)

	At June 30, 2009
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$40,517	$—	$—	$40,517
Real estate secured	970,595	834,940	91,995	1,897,530
Commercial and industrial	431,606	16,702	478	448,786
Consumer	15,120	3,356	13	18,489
Total loans, net of non-accrual loans	$1,457,838	$854,998	$92,486	$2,405,322
Loans with variable interest rates	$1,227,382	$17,034	$—	$1,244,416
Loans with fixed interest rates	$230,456	$837,964	$92,486	$1,160,906

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

On June 26, 2009, we acquired substantially all the assets and assumed substantially all the liabilities of Mirae from the FDIC.  We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our following servicing procedures as specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries.

For the purposes of the table below, loans and OREO covered under the loss sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively.  Covered loans and covered OREO were recorded at estimated fair value on June 26, 2009.

The following is a summary of covered non-performing loans and OREO on the dates indicated:

Non-performing Covered Loans and Covered OREO

(dollars in thousands)

June 30, 2009
Covered Nonaccrual loans: (1)
Real estate secured	$4,458
Commercial and industrial	12,098
Consumer	115
Total	16,671
Loans 90 days or more past due and still accruing:
Real estate secured	—
Commercial and industrial	—
Consumer	—
Total	—
Troubled debt restructurings (2)	16,641
Total nonperforming loans	33,312
Repossessed vehicles	—
Other real estate owned	500
Total covered nonperforming assets	$33,812

Nonperforming loans as a percentage of total covered loans	11.73%

(1) During the six months ended June 30, 2009, no interest income related to these loans was included in interest income.

(2) The $16,641,000 troubled debt restructurings as of June 30, 2009 represented loans of which terms were renegotiated to provide a reduction interest or principal because of deterioration in the financial position of the borrower.

The following table provides information with respect to the components of our non-performing (non-covered) assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Non-covered Assets and Restructured Loans

(dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Non-covered Nonaccrual loans: (1)
Real estate secured	$32,153	$9,334	$12,405
Commercial and industrial	2,789	5,874	3,797
Consumer	90	131	265
Total	35,032	15,339	16,467
Loans 90 days or more past due and still accruing:
Real estate secured	111	—	—
Commercial and industrial	1	213	4
Consumer	16	—	—
Total	128	213	4
Troubled debt restructurings (2)	21,345	—	—
Total nonperforming loans	56,505	15,552	16,471
Repossessed vehicles	—	—	11
Other real estate owned	5,456	2,663	465
Total non-covered nonperforming assets, net of SBA guarantee	61,961	18,215	16,947

Guaranteed portion of nonperforming SBA loans	9,176	7,158	8,973
Total gross non-covered nonperforming assets	$71,137	$25,373	$25,920

Nonperforming loans as a percentage of total non-covered loans	2.67%	0.76%	0.83%
Allowance for losses on loans as a percentage of non-covered nonperforming loans	68.59%	189.27%	142.64%

(1) During the six months ended June 30, 2009, no interest income related to these loans was included in interest income.

(2) The $21,345,000 troubled debt restructurings as of June 30, 2009 represented loans of which terms were renegotiated to provide a reduction of interest or principal because of deterioration in the financial position of the borrower.

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

Despite the fact that our loan portfolio continued to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of June 30, 2009. However, the general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macro economic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $56.5 million, or 2.67% of the total loans at the end of the second quarter of 2009, as compared with $15.6 million, or 0.76% of the total loans, at the end of 2008. The $40.9 million increase of NPLs was comprised of a $19.7 million net increase in non-accrual loans, and a $21.3 million increase in troubled debt restructurings.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of June 30, 2009.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

We increased our allowance for losses on loans to $38.8 million at June 30, 2009, representing an increase of 32.0%, or $9.4 million from $29.4 million at December 31, 2008. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total loans to 1.62%, as compared with the 1.43% retained at the year end of 2008. Management believes that the current ratio of 1.62% is adequate for our loan portfolio.

Our allowance for losses on loan commitments stayed constant at $1.2 million at June 30, 2009, as compared to December 31, 2008.

The beginning balances of allowance for losses on loans and loan commitments for the first half  of 2009 was $29.4 million, as compared with $22.1 million and $21.6 million for the first half and full year of 2008, respectively. During first half of 2009, the provision for losses on loans and loan commitments was $18.8 million, as compared with $2.8 million and $12.1 million from the first half and full year of 2008. Actual charge-offs were $9.9 million for the first half of 2009, as compared with $3.0 million and $7.2 million in the first half and full year of 2008.  As a result, the total allowance for losses on loans and loan commitments increased to $38.8 million as of June 30, 2009, as compared with $23.5 million and $30.7 million as of June 30, 2008 and December 31, 2008, respectively.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and its percent of such loan balance for each type of loan:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(dollars in thousands)
	June 30, 2009			December 31, 2008
	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction	$208	$40,517	0.51%	$190	$43,180	0.44%
Real estate secured	18,093	1,897,530	0.95%	11,628	1,599,627	0.73%
Commercial and industrial	20,202	448,786	4.50%	17,209	389,217	4.44%
Consumer	255	18,489	1.38%	410	23,669	1.73%
Total allowance	$38,758	$2,405,322	1.61%	$29,437	$2,055,693	1.43%

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for losses on loans:
Balances at beginning of period	$34,156	$22,072	$29,437	$21,579
Actual charge-offs:
Real estate secured	176	40	848	43
Commercial and industrial	6,940	1,554	8,570	2,380
Consumer	356	294	457	605
Total charge-offs	7,472	1,888	9,875	3,028
Recoveries on loans previously charged off:
Real estate secured	1	—	1	1
Commercial and industrial	237	1,591	306	1,684
Consumer	24	63	68	91
Total recoveries	262	1,654	375	1,775
Net loan charge-offs	7,210	234	9,500	1,253
Provision for losses on loans	12,100	1,400	18,799	2,800
Add: credit for losses on loan commitments	288	(256)	(22)	(368)
Balances at end of period	$38,758	$23,494	$38,758	$23,494

Allowance for losses on loan commitments:
Balances at beginning of period	$933	$1,886	$1,243	$1,998
Credit for losses on loan commitments	288	(256)	(22)	(368)
Balances at end of period	$1,221	$1,630	$1,221	$1,630

Ratios:
Net loan charge-offs to average total loans	0.34%	0.01%	0.46%	0.07%
Allowance for losses on loans to total loans at period-end	1.62%	1.18%	1.62%	1.18%
Net loan charge-offs to allowance for losses on loans at period-end	18.60%	0.99%	24.51%	5.33%
Net loan charge-offs to provision for losses on loans and loan commitments	59.59%	16.71%	50.53%	44.74%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2009:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$218,381	$121,361	$—	$—	$339,742
Junior subordinated debentures	2,112	2,853	10,745	77,321	93,031
Operating leases	2,824	3,852	2,791	2,492	11,959
Time deposits	1,384,131	50,815	102	19	1,435,067
Total	$1,607,448	$178,881	$13,638	$79,832	$1,879,799

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of June 30, 2009 and December 31, 2008, we had commitments to extend credit of $199.8 million and $153.4 million, respectively.  Obligations under standby letters of credit were $13.4 million and $12.7 million at June 30, 2009 and December 31, 2008, respectively, and our obligations under commercial letters of credit were $18.4 million and $15.1 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds.  Total deposits increased to $2.45 billion at June 30, 2009, as compared with $1.81 billion at December 31, 2008.

Total non-time deposits at June 30, 2009 increased to $1.04 billion over the last six months from $706.2 million at December 31, 2008, while time deposits increased to $1.41 billion at June 30, 2009 from $1.11 billion at December 31, 2008.

The increase in time deposits was largely due to the success of our marketing campaign in addition to time deposits acquired from Mirae Bank. We took advantage of the low interest rate environment to reduce the interest rates on our time deposits. The average rate that we paid on time deposits in denominations of $100,000 or more for the second quarter and first half of 2009 decreased to 2.72% and 2.78%, respectively, from 3.88% and 4.17% in the same periods of the prior year.  However, in order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, to maximize our net interest margin and profitability.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(dollars in thousands)

	June 30, 2009		December 31, 2008		June 30, 2008
For the quarters ended:	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$292,778		$298,163		$305,573
Money market	436,066	2.54%	402,323	3.27%	393,182	3.05%
Super NOW	19,142	0.95%	21,290	1.34%	22,533	1.35%
Savings	48,511	3.66%	38,250	3.39%	35,995	3.32%
Time certificates of deposit in denominations of $100,000 or more	994,514	2.72%	797,404	3.74%	795,081	3.88%
Other time deposits	210,020	3.35%	186,639	3.93%	173,783	4.08%
Total deposits	$2,001,031	2.35%	$1,744,069	2.98%	$1,726,147	2.98%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2009 were as follows:

Maturities of Time Deposits of $100,000 or More, at June 30, 2009

(dollars in thousands)

Three months or less	$610,225
Over three months through six months	322,471
Over six months through twelve months	168,620
Over twelve months	35,122
Total	$1,136,438

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at June 30, 2009 and December 31, 2008.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first six months of 2009, in spite of the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $637.2 million at June 30, 2009 from $277.5 million at December 31, 2008. In addition, because of the current low interest rate environment, our time deposits of $100,000 or more also increased to $1.14 billion at June 30, 2009 from $902.8 million at December 31, 2008.  We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize fund cost.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(dollars in thousands)	June 30, 2009	December 31, 2008
Balance at quarter-end	$331,000	$260,000
Average balance during the quarter	$320,484	$286,213
Maximum amount outstanding at any month-end	$340,000	$370,000
Average interest rate during the quarter	2.14%	3.23%
Average interest rate at quarter-end	2.25%	3.16%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at June 30, 2009 and December 31, 2008 totaled approximately $669.6 million and $345.1 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 21.1% and 14.1% at June 30, 2009 and December 31, 2008, respectively.

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

As a secondary source of liquidity, we accept broker deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of June 30, 2009, our borrowing capacity from the FHLB was about $778.8 million and the outstanding balance was $331.0 million, or approximately 42.5% of our borrowing capacity.

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

As of June 30, 2009, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	June 30, 2009	December 31, 2008	June 30, 2008
Total capital to risk-weighted assets	8%	10%	14.75%	17.09%	13.99%
Tier I capital to risk-weighted assets	4%	6%	13.26%	15.36%	11.55%
Tier I capital to average assets	4%	5%	12.30%	13.25%	10.21%

Wilshire State Bank

	Regulatory Adequately-Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	June 30, 2009	December 31, 2008	June 30, 2008
Total capital to risk-weighted assets	8%	10%	14.46%	13.59%	13.26%
Tier I capital to risk-weighted assets	4%	6%	12.97%	11.86%	11.53%
Tier I capital to average assets	4%	5%	12.13%	10.24%	10.20%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U. S. Treasury as part of our participation of the CPP. As of June 30, 2009, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $324.2 million, as compared with $320.4 million as of December 31, 2008. For the Bank level, Tier 1 capital was $331.7 million as of June 30, 2009, as compared with $247.3 million as of December 31, 2008.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2009 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis

(dollars in thousands)

	At June 30, 2009
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans(1)	$1,296,040	$161,798	$854,998	$92,486	$2,405,322
Investment securities	6,577	28,297	53,598	339,366	427,838
Federal funds sold and cash equivalents	145,077	—	—	—	145,077
Interest-earning deposits	—	—	—	—	—
Total	$1,447,694	$190,095	$908,596	$431,852	$2,978,237

Interest-bearing liabilities:
Savings deposits	$60,367	$—	$—	$—	$60,367
Time deposits of $100,000 or more	610,225	491,091	35,122	—	1,136,438
Other time deposits	105,259	153,070	14,857	—	273,186
Other interest-bearing deposits	614,369	—	—	—	614,369
FHLB borrowings	89,000	124,000	118,000		331,000
Junior Subordinated Debenture	71,857	—	15,464	—	87,321
Total	$1,551,077	$768,161	$183,443	$—	$2,502,681

Interest rate sensitivity gap	$(103,383)	$(578,066)	$725,153	$431,852	$475,556
Cumulative interest rate sensitivity gap	$(103,383)	$(681,449)	$43,704	$475,556
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	-3.52%	-23.23%	1.49%	16.21%

(1) Excludes the gross amount of non-accrual loans of approximately $35.0 million at June 30, 2009.

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2009.  All assets presented in this table are held-to-maturity or available-for-sale.  At June 30, 2009, we had no trading investment securities:

	Net Interest Income
Change (in basis points)	(next twelve months) (dollars in thousands)	% Change	NPV (dollars in thousands)	% Change
+200	$114,585	-1.61%	$292,893	-8.39%
+100	115,255	-1.03%	308,662	-3.46%
0	116,457	—	319,709	—
-100	123,471	6.02%	308,037	-3.65%
-200	128,914	10.70%	293,176	-8.30%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                    Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 27, 2009, the following persons were elected as our Class II directors to serve three-year terms expiring at the 2012 Annual Meeting of Shareholders or until their successors are duly elected and qualified:

•      Mel Elliot (25,446,144 votes in favor; 260,944 votes withheld)

•      Richard Lim (25,449,895 votes in favor; 257,193 votes withheld)

•      Harry Siafaris  (25,323,652 votes in favor; 383,436 votes withheld)

In addition to the foregoing, the terms of the following directors continued after the Annual Meeting:

Class I

•      Steven Koh

•      Gapsu Kim

•      Lawrence Jeon

•      Fred Mautner

Class III

•      Joanne Kim

•      Kyu-Hyun Kim

•      Young Hi Pak

In addition to election of Class II directors in the Annual Meeting, shareholders voted on one proposal:

•      Approved; Proposal on the corporation’s named executive officer compensation (24,798,597 “For” votes, 807,804 “Against” votes, 100,687 “Abstain” votes)

Item 5.         Other Information

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

WILSHIRE BANCORP, INC.

Date: August 10, 2009	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)