Form 10-Q
period 2009-09-30
WILSHIRE BANCORP INC
filed 2009-11-09
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

No change

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock of the registrant outstanding as of October 31, 2009 was 29,413,757.

FOR 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$141,533	$67,540
Federal funds sold and other cash equivalents	130,004	30,001
Cash and cash equivalents	271,537	97,541

Securities available for sale, at fair value (amortized cost of $545,980 and $227,429 at September 30, 2009 and December 31, 2008, respectively)	559,602	229,136
Securities held to maturity, at amortized cost (fair value of $117 and $135 at September 30, 2009 and December 31, 2008, respectively)	116	139
Loans receivable, net of allowance for loan losses of $54,735 and $29,437 at September 30, 2009 and December 31, 2008, respectively)	2,360,639	2,003,665
Loans held for sale - at the lower of cost or market	29,978	18,427
Federal Home Loan Bank stock - at cost	21,040	17,537
Other real estate owned	6,238	2,663
Due from customers on acceptances	251	2,213
Cash surrender value of bank owned life insurance	17,884	17,395
Investment in affordable housing partnerships	12,271	9,019
Bank premises and equipment	12,454	11,265
Accrued interest receivable	13,375	9,975
Deferred income taxes	8,787	12,051
Servicing assets	6,898	4,838
Goodwill	6,675	6,675
Other intangible assets	2,231	1,287
Interest only strip - at fair value	725	632
FDIC loss share indemnification	40,014	—
Other assets	6,848	5,553
TOTAL	$3,377,563	$2,450,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$373,332	$277,542
Interest bearing:
Savings	66,211	44,452
Money market checking and NOW accounts	777,800	384,190
Time deposits of $100,000 or more	928,724	902,804
Other time deposits	526,035	203,613
Total deposits	2,672,102	1,812,601

Federal Home Loan Bank borrowings	322,000	274,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	7,715	6,957
Acceptances outstanding	251	2,213
Other liabilities	15,687	11,859
Total liabilities	3,105,076	2,194,951

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued & outstanding, 62,158 shares and 62,158 shares at September 30, 2009 and December 31, 2008, respectively	$59,806	$59,443
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,413,757 shares and 29,413,757 shares at September 30, 2009 and December 31, 2008, respectively	54,646	54,038
Accumulated other comprehensive income, net of tax	8,777	1,239
Retained earnings	149,258	140,340
Total shareholders’ equity	272,487	255,060

TOTAL	$3,377,563	$2,450,011

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008

INTEREST INCOME:
Interest and fees on loans	$39,388	$34,719	$100,818	$104,014
Interest on investment securities	4,876	2,798	11,011	8,021
Interest on federal funds sold	844	63	1,910	192
Total interest income	45,108	37,580	113,739	112,227

INTEREST EXPENSE:
Interest on deposits	12,994	12,469	35,952	40,071
Interest on FHLB advances and other borrowings	1,982	2,570	5,262	6,969
Interest on junior subordinated debentures	719	1,127	2,467	3,696
Total interest expense	15,695	16,166	43,681	50,736

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	29,413	21,414	70,058	61,491

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	24,200	3,400	43,000	6,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	5,213	18,014	27,058	55,291

NON-INTEREST INCOME:
Service charges on deposit accounts	3,315	3,125	9,338	8,916
Gain on sale of loans	2,235	410	1,711	2,192
Loan-related servicing fees	958	891	2,702	2,338
Income from other earning assets	243	398	635	1,108
Gain on bargain purchase	—	—	21,679	—
Other income	649	521	3,662	1,551
Total noninterest income	7,400	5,345	39,727	16,105

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,120	6,718	19,315	21,349
Occupancy and equipment	1,935	1,576	5,294	4,493
Data processing	1,078	785	2,750	2,320
Outsourced service for customers	328	376	806	1,218
Professional fees	659	605	1,576	1,559
Deposit insurance premiums	982	279	3,772	907
Other operating expenses	2,719	1,968	7,371	5,239
Total noninterest expenses	14,821	12,307	40,884	37,085

INCOME (LOSS) BEFORE INCOME TAXES	(2,208)	11,052	25,901	34,311

INCOME TAXES	(1,451)	4,184	9,853	12,964

NET (LOSS) INCOME	(757)	6,868	16,048	21,347

Preferred stock cash dividend and accretion of preferred stock discount	900	—	2,718	—
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(1,657)	$6,868	$13,330	$21,347

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$0.23	$0.45	$0.73
Diluted	$(0.06)	$0.23	$0.45	$0.73
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	29,413,757	29,397,182	29,413,757	29,355,231
Diluted	29,413,757	29,508,503	29,422,528	29,402,212

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Preferred Stock		Common Stock		Accumulated
					Other		Total
	Shares		Shares		Comprehensive	Retained	Shareholders’
	Outstanding	Amount	Outstanding	Amount	Income	Earnings	Equity

BALANCE-January 1, 2008	—	$—	29,253,311	$49,633	$375	$121,778	$171,786
Stock options exercised			148,446	415			415
Cash dividend declared or accrued
Common stock						(4,409)	(4,409)
Stock compensation expense				889			889
Tax benefit from stock options exercised				57			57
Cumulative impact of change in accounting for bank owned life insurance						(1,876)	(1,876)
Comprehensive income:
Net income						21,347	21,347
Other comprehensive income:
Change in unrealized gain on interest-only strips, net of taxes					49		49
Change in unrealized gain on securities available for sale, net of taxes					(378)		(378)
Comprehensive income							21,018
BALANCE-September 30, 2008	—	$—	29,401,757	$50,994	$46	$136,840	$187,880

BALANCE-January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060
Stock options exercised							—
Cash dividend declared or accrued
Common stock						(4,412)	(4,412)
Preferred stock						(2,331)	(2,331)
Stock compensation expense				608			608
Tax benefit from stock options exercised							—
Accretion of preferred stock discount		363				(387)	(24)
Comprehensive income:
Net income						16,048	16,048
Other comprehensive income:
Change in unrealized gain on interest-only strips, net of taxes					44		44
Change in unrealized gain on securities available for sale, net of taxes					7,494		7,494
Comprehensive income							23,586
BALANCE-September 30, 2009	62,158	$59,806	29,413,757	$54,646	$8,777	$149,258	$272,487

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,048	$21,347
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	2,866	777
Depreciation of bank premises & equipment	1,490	1,340
Amortization of other intangible assets	387	223
Amortization of investments in affordable housing partnerships	931	574
Provision for losses on loans and loan commitments	43,000	6,200
Provision for other real estate owned losses	359	—
Deferred tax benefit	(1,188)	(1,180)
Loss on disposition of bank premises and equipment	11	3
Gain on bargain purchase	(21,679)	—
Net gain on sale of loans	(1,711)	(2,192)
Origination of loans held for sale	(45,298)	(50,989)
Proceeds from sale of loans held for sale	35,672	50,863
Gain on sale or call of available for sale securities	(1,588)	(3)
Decrease in fair value of serving rights	390	730
Gain on sale of other real estate owned	(402)	(17)
Loss on sale of repossessed vehicles	—	1
Share-based compensation expense	608	889
Change in cash surrender value of life insurance	(489)	(972)
Servicing assets capitalized	(556)	(766)
Increase in accrued interest receivable	(1,904)	(106)
(Increase) or decrease in other assets	(1,281)	777
Dividends of Federal Home Loan Bank stock	—	(470)
Tax benefit from exercise of stock options	—	(57)
Decrease in accrued interest payable	(2,196)	(2,526)
Increase in other liabilities	2,794	1,587
Net cash provided by operating activities	26,264	26,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	22	7,241
Purchase of securities available for sale	(430,574)	(107,599)
Proceeds from matured securities available for sale	166,117	102,472
Net increase in loans receivable	(125,702)	(227,728)
Proceeds from sale of other loans	3,217	—
Proceeds from sale of other real estate owned	3,395	875
Proceeds from sale of repossessed vehicles	—	10
Purchases of investments in affordable housing partnerships	(4,183)	(2,889)
Purchases of Bank premises and equipment	(2,400)	(1,589)
Purchases of Federal Home Loan Bank stock	—	(6,080)
Proceeds from disposition of Bank equipment	—	3
Net cash and cash equivalents acquired from acquisition of former Mirae Bank	5,724	—
Net cash used in investing activities	(384,384)	(235,284)

See accompanying notes to unaudited consolidated financial statements.	(continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$—	$415
Payment of common stock cash dividend	(4,412)	(4,402)
Payment of preferred stock cash dividend	(2,098)	—
(Decrease) or increase in Federal Home Loan Bank borrowings	(27,500)	150,000
Tax benefit from exercise of stock options	—	57
Net increase in deposits	566,126	24,692
Net cash provided by financing activities	532,116	170,762

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,996	(38,489)
CASH AND CASH EQUIVALENTS—Beginning of year	97,541	92,509
CASH AND CASH EQUIVALENTS—End of year	$271,537	$54,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$42,923	$53,262
Income taxes paid	$8,885	$13,900

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Transfer of loans to other real estate owned	$6,428	$2,177
Other assets transferred to Bank premises and equipment	$290	$174
Net assets acquired from Mirae Bank
Assets acquired	$395,646	$—
Liabilities assumed	373,967	—
	21,679	—
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Common stock cash dividend declared, but not paid	$1,471	$1,470
Preferred stock cash dividend declared, but not paid	$388	$—

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, the “Company,” “we,” “us,” or “our”) succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the “Bank”), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004.  The Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980.  The Company was incorporated in December 2003 as a wholly-owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank.  The Bank’s shareholders approved the reorganization into a holding company structure at a meeting held on August 25, 2004.  As a result of the reorganization, shareholders of the Bank are now shareholders of the Company, and the Bank is a direct wholly-owned subsidiary of the Company.

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank (“Mirae”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae.  Mirae previously operated five commercial banking branches, all located within southern California, and these branches were integrated into our existing branch network following the acquisition. In addition, we also have five loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas (2 offices), and Virginia.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2009 and December 31, 2008, the statements of operations for the three months and nine months ended September 30, 2009 and 2008, and the related statements of shareholders’ equity and statements of cash flows for the nine months ended September 30, 2009 and 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became the FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Note 3.   Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae under receivership upon Mirae’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  We purchased substantially all of Mirae’s assets and assumed all of Mirae’s deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009.

The Mirae acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations (formerly SFAS No. 141R). The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and are subject to refinements for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. As of September 30, 2009, the fair values for acquired assets and liabilities remained open. A “bargain purchase gain” totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The Company did not disclose the pro-forma financial information related to the Mirae Bank acquisition, as it was not practicable to do so. The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Statement of Net Assets Acquired

At June 26, 2009
(In thousands)
Assets
Cash and cash equivalents	$5,724
Securities	55,371
Loans	285,685
Core deposit intangible	1,330
FDIC loss-sharing receivable	40,235
Other assets	7,301
Total assets	395,646

Liabilities
Deposits	$293,375
FHLB borrowings	75,500
Other liabilities	5,092
Total Liabilities	373,967

Net assets acquired	$21,679

Mirae Bank’s net assets acquired before fair valuation adjustments	$36,928
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans, net	(54,964)
Securities	(1,829)
FDIC loss share indemnification	40,235
Core deposit intangible	1,330
Deposits	(375)
Servicing rights	354
Bargain purchase gain	$21,679

Note 4.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

We record at fair value various financial and non-financial instruments for financial reporting, and loan or goodwill impairment purposes. Pursuant to FASB ASC 820, Fair Value Measurements & Disclosures (formerly SFAS No. 157), and ASC 820-10, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (formerly Staff Position SFAS No. 157-3), the codification provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance, and SFAS No. 157 amends, but does not supersede ASC 825-10-50-1, Disclosure about Fair Value of Financial Instruments. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. ASC 825-10-50-1 further clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for the financial asset is not active.

In February 2008, the FASB issued ASC 820-10-55- 23A & 23B (formerly Staff Position SFAS No. 157-4), which delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. This FSP applies to various nonfinancial assets and liabilities and it defers the effective date of SFAS No. 157 to such nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted ASC 820-10-55- 23A & 23B on January 1, 2009, and the adoption of this FSP did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, did not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this ASC 820-10-65-4 (formerly FSP SFAS No.157-4), includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820-10-65-4 in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:

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

Level 3 — Pricing inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgments or estimation.

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

Measured on a Recurring Basis

Investment securities available for sale — Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320, Accounting for Certain Investments in Debt and Equity Securities (formerly SFAS No. 115). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The investment securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment securities available-for-sale holdings as of September 30, 2009 are measured using matrix pricing and recorded based on Level 2 measurement inputs.

Servicing assets and interest-only (“I/O”) strips — SBA loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. We classify SBA loan servicing assets and I/O strips with Level 3 measurement inputs.

Servicing liabilities — SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses interest rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management’s judgment. Adjustments are only made when the discounted cash flows are less than the carrying value. We classify SBA loan servicing liabilities with Level 3 measurement inputs.

The table below summarizes the valuation of our financial assets and liabilities by the above ASC 820 fair value hierarchy levels as of September 30, 2009:

Assets Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	Fair Value Measurements Using:
			Significant
		Quoted Prices in	Other	Significant
	Total Fair	Active Markets	Observable	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Investment
U.S. agency bonds	$514,856	$—	$514,856	$—
Municipal bonds	42,722	—	42,722	—
Corporate bonds	2,024	—	2,024	—
Servicing assets	6,898	—	—	6,898
I/O strips	725	—	—	725
Servicing liabilities	(600)	—	—	(600)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended September 30, 2009:

(dollars in thousands)	At June 30, 2009	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At Sept 30, 2009	Net Cumulative Unrealized Gains

Servicing assets	$6,677	$(335)	$—	$556	$—	$6,898	$—
I/O strips	741	(31)	15	—	—	725	(293)
Servicing liabilities	(464)	(136)	—	—	—	(600)	—

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the nine months ended September 30, 2009:

(dollars in thousands)	At Dec 31, 2008	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases Sales and Settlements	Transfers In/out of Level 3	At Sept 30, 2009	Net Cumulative Unrealized (Losses)

Servicing Assets	$4,838	$(390)	$—	$2,450	$—	$6,898	$—
I/O strips	632	(86)	74	105	—	725	(293)
Servicing liabilities	(328)	(138)	—	(134)	—	(600)	—

Measured on a Nonrecurring Basis

Impaired loans (collateral dependent loans) — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral, less anticipated selling costs. The fair value is determined through appraisals and other matrix pricing models, which require a significant degree of management judgment. We measure impairment on all non-accrual loans and trouble debt restructured loans as previously described, except for automobile loans, where we developed specific reserves on such loans as a whole based upon historical loss trends and current loss factors. The reserve for impaired automobile loans is not significant to the operations of the Company. We record impaired loans as non-recurring with Level 3 measurement inputs.

REO  — Real estate owned (REO) consists principally of properties acquired through foreclosures and are carried at the lower of cost or estimated fair value.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the nine months ended September 30, 2009, and the total losses resulting from these fair value adjustments for the quarter and nine months ended September 30, 2009:

Assets Measured at Fair Value on a Non-Recurring Basis
(dollars in thousands)

					Three Months Ended	Nine Months Ended
	Through September 30, 2009				September 30, 2009	September 30, 2009
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
Impaired loans	$—	$—	$137,111	$137,111	$7,049	$8,690
REO	—	—	6,238	6,238	—	359
Total	$—	$—	$143,349	$143,349	$7,049	$9,049

Note 5.   Investment Securities

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of September 30, 2009			As of December 31, 2008
	Amortized Cost	Market Value	Unrealized Gain	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$116	$117	$1	$139	$135	$(4)
Total investment securities held to maturity	$116	$117	$1	$139	$135	$(4)

Available for Sale:
Investment securities of government sponsored enterprises	$63,960	$64,509	$549	$25,952	$26,187	$235
Mortgage backed securities	321,390	329,936	8,546	124,549	125,513	964
Collateralized mortgage obligations	117,070	120,411	3,341	62,557	63,303	746
Corporate securities	2,000	2,024	24	7,048	6,953	(95)
Municipal securities	41,560	42,722	1,162	7,323	7,180	(143)
Total investment securities available for sale	$545,980	$559,602	$13,622	$227,429	$229,136	$1,707

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at September 30, 2009:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$116	$—	$—	$116
Total investment securities held to maturity	$—	$116	$—	$—	$116

Available for Sale:
Investment securities of government sponsored enterprises	$—	$—	$46,315	$18,194	$64,509
Mortgage backed securities	7,930	697	4,820	316,489	329,936
Collateralized mortgage obligations	30,849	89,562	—	—	120,411
Corporate securities	—	2,024	—	—	2,024
Municipal securities	—	300	—	42,422	42,722
Total investment securities available for sale	$38,779	$92,583	$51,135	$377,105	$559,602

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

As of September 30, 2009
(dollars in thousands)

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligation	—	—	—	—	—	—
Mortgage backed securities	58	—	—	—	58	—
Corporate securities	—	—	—	—	—	—
Municipal securities	10,462	(209)	—	—	10,462	(209)
	$10,520	$(209)	$—	$—	$10,520	$(209)

As of December 31, 2008 (dollars in thousands)
	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)
	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of September 30, 2009, the total unrealized losses less than 12 months old were $209,000 and there were no total unrealized losses more than 12 months old.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $10.5 million at September 30, 2009, and none with unrealized losses more than 12 months old.  As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000 and total unrealized losses more than 12 months old were $67,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

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

Management determined that the unrealized losses did not meet the criteria for other-than-temporary impairment at September 30, 2009 because the investments are rated investment grade and there are no credit quality concerns of the issuer. The market value decline is deemed to be due to the current market volatility and is not reflective of management’s expectations of our ability to fully recover this investment. For these reasons, no other-than-temporary impairment was recognized on any of our investments at September 30, 2009.

Note 6.   Loans

The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and such loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	Amount (in thousands)
	September 30, 2009	December 31, 2008	September 30, 2008
Non-covered loans:
Construction	$44,586	$43,180	$43,161
Real estate secured	1,766,428	1,599,627	1,566,813
Commercial and industrial	348,910	389,217	407,381
Consumer	15,984	23,669	21,661
Total loans	2,175,908	2,055,693	2,039,016
Unearned Income	(5,276)	(4,164)	(4,688)
Gross loans, net of unearned income	2,170,632	2,051,529	2,034,328
Allowance for losses on loans	(54,735)	(29,437)	(25,950)
Net loans	$2,115,897	$2,022,092	$2,008,378

Covered loans:
Construction	$494	$—	$—
Real estate secured	206,770	—	—
Commercial and industrial	66,829	—	—
Consumer	627	—	—
Total loans	$274,720	$—	$—

Total loans:
Construction	$45,080	$43,180	$43,161
Real estate secured	1,973,198	1,599,627	1,566,813
Commercial and industrial	415,739	389,217	407,381
Consumer	16,611	23,669	21,661
Total loans	2,450,628	2,055,693	2,039,016
Unearned Income	(5,276)	(4,164)	(4,688)
Gross loans, net of unearned income	2,445,352	2,051,529	2,034,328
Allowance for losses on loans	(54,735)	(29,437)	(25,950)
Net loans	$2,390,617	$2,022,092	$2,008,378

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), the covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer. The covered loans at the acquisition date of June 26, 2009 are presented in the following table:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Covered Loans
	(dollars in thousands)

Construction	$494	$—	$494
Real estate secured	28,245	176,941	205,186
Commercial and industrial	4,458	74,639	79,097
Consumer	115	793	908
	$33,312	$252,373	$285,685

The following table represents the non SOP 03-3 loans receivable at the acquisition date of June 26, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond.

(In thousands)
Gross contractual loan principal payment receivable	$280,454
Fair value adjustment	(28,081)
Fair value of Non SOP 03-3	$252,373

The Company applied the cost recovery method to loans subject to ASC 310-30 at the acquisition date of June 26, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table.

(In thousands)
Gross contractual loan principal payment receivable	$280,454
Estimate of contractual principal not expected to be collected	(28,081)
Fair value of Non SOP 03-3	$252,373

Changes in the carrying amount of loans subject to ASC 310-30 were as follows for the quarter ended September 30, 2009:

(In thousands)
Carrying amount at the beginning of the period	$32,189
Reductions during the period	(994)
Carrying amount at the end of the period	$31,195

Loans held for sale were $30.0 million, $18.4 million, and $10.2 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for losses on loans:
Balances at beginning of period	$38,758	$23,494	$29,437	$21,579
Actual charge-offs:
Real estate secured	1,888	204	2,736	247
Commercial and industrial	6,134	1,106	14,703	3,487
Consumer	191	203	649	807
Total charge-offs *	8,213	1,513	18,088	4,541
Recoveries on loans previously charged off:
Real estate secured	2	38	3	38
Commercial and industrial	189	74	495	1,758
Consumer	33	62	100	153
Total recoveries	224	174	598	1,949
Net loan charge-offs	7,989	1,339	17,490	2,592
Provision for losses on loans ┼	23,966	3,795	42,788	6,963
Balances at end of period	$54,735	$25,950	$54,735	$25,950

Allowance for losses on loan commitments:
Balances at beginning of period	$1,221	$1,630	$1,243	$1,998
Provision (credit) for losses on loan commitments	234	(395)	212	(763)
Balances at end of period	$1,455	$1,235	$1,455	$1,235

Ratios:
Net loan charge-offs to average total loans	0.33%	0.07%	0.80%	0.13%
Allowance for losses on loans to total loans at period-end	2.24%	1.28%	2.24%	1.28%
Net loan charge-offs to allowance for losses on loans at period-end	14.60%	5.16%	31.95%	9.99%
Net loan charge-offs to provision for losses on loans and loan commitments	33.02%	39.40%	40.67%	41.81%

* Charge-off amount include net charge-offs of covered loans amounting to $529 thousand, which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portion of $1.4 million.

┼  The provision amount includes net provisions for covered loans amounting to $529 thousand which represents gross covered loan provision of $1.9 million less FDIC receivable portion of $1.4 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

	Distribution and Percentage Composition of Allowance for Loan Losses
	(dollars in thousands)
	September 30, 2009			December 31, 2008
	Reserve Amount	Total Loans	(%)	Reserve Amount	Total Loans	(%)
Applicable to:
Construction	$281	$45,080	0.62%	$190	$43,180	0.44%
Real estate secured	29,206	1,973,198	1.48%	11,628	1,599,627	0.73%
Commercial and industrial	25,032	415,739	6.02%	17,209	389,217	4.44%
Consumer	216	16,611	1.30%	410	23,669	1.73%
Total allowance	$54,735	$2,450,628	2.24%	$29,437	$2,055,693	1.43%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2009, our recorded impaired loans totaled $137.1 million, of which $73.2 million had specific reserves of $15.9 million. At December 31, 2008, our recorded impaired loans totaled $28.0 million, of which $16.1 million had specific reserves of $6.2 million.

On a quarterly basis, we utilize a classification migration model and individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category for each loan type, except for certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances.  Based on a Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we record a reserve for loan commitments.

Note 7.   Shareholders’ Equity

(Loss)/Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net (loss) income available to common shareholders	$(1,657)	$6,868	$13,330	$21,347
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,413,757	29,397,182	29,413,757	29,355,231
Effect of dilutive stock option	—	111,321	7,989	46,981
Denominator for diluted earnings per share:
Dilutive weighted-average shares outstanding	29,413,757	29,508,503	29,422,528	29,402,212

Basic (loss) earnings per share	$(0.06)	$0.23	$0.45	$0.73
Diluted (loss) earnings per share	$(0.06)	$0.23	$0.45	$0.73

Note 8.   Business Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information).  The Company segregates its operations into three primary segments:  banking operations, SBA lending services and trade finance department (“TFD”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

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

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
(dollars in thousands)	Banking				Banking
Business Segment	Operations	TFD	SBA	Company	Operations	TFD	SBA	Company

Net interest income	$25,904	$467	$3,042	$29,413	$18,116	$577	$2,721	$21,414
Less provision (recapture) for credit losses	18,021	3,999	2,180	24,200	2,239	595	566	3,400
Non-interest (loss) income	5,158	(86)	2,328	7,400	4,070	312	963	5,345

Net revenue (loss)	13,041	(3,618)	3,190	12,613	19,947	294	3,118	23,359
Non-interest expenses	14,128	118	575	14,821	11,148	293	866	12,307

Income (loss) before income taxes	$(1,087)	$(3,736)	$2,615	$(2,208)	$8,799	$1	$2,252	$11,052

Business segment assets	$3,136,284	$51,205	$190,074	$3,377,563	$2,181,042	$49,825	$156,268	$2,387,135

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Banking				Banking
(dollars in thousands)	Operations	TFD	SBA	Company	Operations	TFD	SBA	Company

Net interest income	$61,172	$1,327	$7,559	$70,058	$50,725	$1,714	$9,052	$61,491
Less provision (recapture) for loan losses	31,074	6,761	5,165	43,000	2,819	(692)	4,073	6,200
Non-interest (loss) income	35,024	841	3,862	39,727	11,519	853	3,733	16,105

Net revenue (loss)	65,122	(4,593)	6,256	66,785	59,425	3,259	8,712	71,396
Non-interest expenses	38,247	1,064	1,573	40,884	33,541	801	2,743	37,085

Income (loss) before income taxes	$26,875	$(5,657)	$4,683	$25,901	$25,884	$2,458	$5,969	$34,311

Business segment assets	$3,136,284	$51,205	$190,074	$3,377,563	$2,181,042	$49,825	$156,268	$2,387,135

Note 9.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  The types of collateral that we hold varies, but may include accounts receivable, inventory, property, plant, and equipment and income-producing properties.  Commitments at September 30, 2009 are summarized as follows:

(dollars in thousands)	September 30, 2009	December 31, 2008

Commitments to extend credit	$219,901	$153,441

Standby letters of credit	12,952	12,700

Commercial letters of credit	13,298	15,133

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

Note 10. Recent Accounting Pronouncements

In December 2008, the FASB issued ASC 715-20 (formerly FSP SFAS No.132R-1, Employer’s Disclosures about Postretirement Benefit Plan Asset), which amends SFAS No. 132R, Employer’s Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. ASC 715-20 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted. This FSP does not require comparative disclosures for earlier periods. We are in the process of evaluating the impact that the adoption of ASC 715-20 will have on our consolidated financial statements.

In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that SFAS No. 157 and FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, did not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this ASC 820-10-65-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820-10-65-4 in the second quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 320-10 (Formerly FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment (“OTTI”) guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This ASC 320-10 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This issuance also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825 (formerly FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. If a reporting entity elects to adopt early either FSP SFAS No. 157-4 or FSP SFAS No. 115-2 and SFAS No. 124-2, the reporting entity also is required to adopt early this ASC Topic 825. However, this does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, Topic 825 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC Topic 825 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance under ASC Topic 855 (formerly Statement No. 165) “Subsequent Events,” to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is to be applied to the accounting for and disclosure of subsequent events, and is applied to both interim and annual financial statements. This statement does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. Events that occurred subsequent to September 30, 2009 have been evaluated by the Company’s management in accordance with ASC 855 through the time of filing this report on November 9, 2009. The adoption of ASC Topic 855 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) “Transfers and Servicing.”  This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC Topic 860 addresses (1) practices that have developed since the issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. ASC Topic 860 is effective at the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date. However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date. Additionally, on and after the effective date, the concept of qualifying special-purpose entity (“SPE”) is no longer relevant for accounting purposes. Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. We are in the process of evaluating the impact that the adoption of ASC Topic 860 will have on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). Under FASB’s Codification at ASC 105-10-65-1d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and we are in the process of evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, which is now codified in FASB ASC 105, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  ASC 105 is effective for interim and annual financial statements issued after September 15, 2009.  The adoption of ASC 105 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

In September 2009, ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),”was issued.  The issuance allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.  Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, consequently, there will be no impact to our financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008, financial condition as of September 30, 2009 and December 31, 2008, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  Our failure to meet the challenges involved in successfully integrating the acquired Mirae assets with ours or otherwise to realize any of the anticipated benefits of the acquisition could harm the results of operations of our combined organization.  The integration of the business of two banks can be a complex, time-consuming and expensive process that, without proper planning and implementation, could disrupt our business.  The challenges involved in this integration include the following:

•                  Demonstrating to the customers of Mirae and the customers of Wilshire State Bank that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined banks;

•                  Consolidating and rationalizing corporate information technology and administrative infrastructures;

•                  Coordinating sales and marketing efforts and strategies to effectively communicate the capabilities of the combined organization, especially to former Mirae customers;

•                  Persuading employees that the business cultures of Wilshire State Bank and the former Mirae are compatible, maintaining employee morale and retaining key employees; and

•                  Managing a complex integration process.

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

Acquisition

On June 26, 2009, we acquired the banking operations of Mirae from the FDIC.  We acquired approximately $395.6 million of assets and assumed $374.0 million of liabilities. We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009.  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries.

The Mirae acquisition was accounted for under the purchase method of accounting in accordance to ASC 805 (formerly SFAS No. 141R). The Company recorded a SFAS No. 141R bargain purchase gain totaling $21.7 million resulting from the acquisition, which is a component of noninterest income on our statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed (see note 3 of our Consolidated Financial Statements).

Selected Financial Data

The following table presents selected historical financial information as of September 30, 2009, December 31, 2008, and September 30, 2008 and for the three and nine months ended September 30, 2009 and 2008.  In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
	(Dollars in thousands, except per share data)
	2009	2008	2009	2008
(Loss)/Net income available to common shareholders	$(1,657)	$6,868	$13,330	$21,347
Net (loss) income per common share, basic	(0.06)	0.23	0.45	0.73
Net (loss) income per common share, diluted	(0.06)	0.23	0.45	0.73
Net interest income before provision for loan losses and off-balance sheet commitments	29,413	21,414	70,058	61,491

Average balances:
Assets	3,298,238	2,381,999	2,840,993	2,299,152
Cash and cash equivalents	262,321	79,748	189,314	77,218
Investment securities	488,704	228,825	367,260	226,727
Net loans	2,393,513	1,979,435	2,162,801	1,906,985
Total deposits	2,547,303	1,774,451	2,129,473	1,735,283
Shareholders’ equity	276,770	186,332	266,157	181,222
Performance Ratios:
Annualized return on average assets	(0.09)%	1.15%	0.75%	1.24%
Annualized return on average equity	(1.09)%	14.74%	8.04%	15.71%
Net interest margin	3.87%	3.87%	3.55%	3.82%
Efficiency ratio	40.26%	45.99%	37.24%	47.79%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.03%	10.19%
Tier 1 capital to risk-weighted assets	14.29%	11.68%
Total capital to risk-weighted assets	15.82%	14.01%

	September 30, 2009	December 31, 2008	September 30, 2008
Period-end balances as of:
Total assets	$3,377,563	$2,450,011	$2,387,135
Investment securities	559,718	229,275	228,100
Total loans, net of unearned income and allowance for loan losses	2,445,352	2,051,528	2,034,328
Total deposits	2,672,102	1,812,601	1,787,763
Junior subordinated debentures	87,321	87,321	87,321
FHLB borrowings	322,000	260,000	300,000
Shareholders’ equity	272,487	255,060	187,879

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	0.33%	2.60%	0.07%
Non-performing loans to total loans	3.20%	0.76%	0.67%
Non-performing assets to total loans and other real estate owned	6.15%	0.89%	0.75%
Allowance for loan losses to total loans	2.24%	1.43%	1.28%
Allowance for loan losses to non-performing loans	70.02%	189.27%	189.01%

Executive Overview

We operate a community bank engaged in the commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded and diversified our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. Pursuant to the acquisition on June 26, 2009, five commercial banking branches, operated by Mirae and located within the southern California, were integrated into our branch network following the acquisition.  In the third quarter an additional branch in Fort Worth, Texas was also opened.  In addition, we also have five loan production offices in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia.

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

Our significant accounting policies are described in greater detail in our 2008 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to the Consolidated Financial Statements (“Summary of Significant Accounting Policies”) of this report, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended September 30, 2009.

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

Net interest income before provision for losses on loans and loan commitments increased by $8.0 million or 37.4% to $29.4 million in the third quarter of 2009 compared to $21.4 million in the third quarter of 2008.  Net interest margin of 3.87% in the third quarter of 2009 was unchanged from the third quarter of 2008.  The increase in net interest income was primarily due to a corresponding increase in interest income while interest expense decreased slightly.

Interest income increased by $7.5 million, or 20.0%, to $45.1 million in third quarter of 2009 compared to $37.6 million in the third quarter of 2008.  The increase in interest income was primarily due to higher average balances in our loan portfolio and in our US government agency securities portfolio, and the accretion of discounted loans.  Average loan balances increased by $414.1 million to $2.4 billion in the third quarter of 2009, compared to

$2.0 billion in the third quarter of 2008.  This increase was primarily due to loans acquired from the Mirae on June 26, 2009.  Average balances in our US government agency securities increased by $235.7 million to $450.1 million in the third quarter of 2009 compared to $214.4 million in the third quarter of 2008.  Increases in the aforementioned average balances compensated for a 44 basis point decrease in average yield in our loan portfolio and a 95 basis point decrease in average yield in our US government agency securities portfolio.  The decrease in the weighted average yields on our interest earning assets is consistent with the reduction of 175 basis points in the federal funds rate during the fourth quarter of 2008.

Interest expense decreased by $471,000, or 2.9%, to $15.7 million in the third quarter of 2009 compared to $16.2 million in the third quarter of 2008.  The average balances of our interest bearing liabilities increased by $755.8 million to $2.6 billion in the third quarter of 2009 compared to $1.9 billion in the third quarter of 2008.  This increase in average balances was offset by a 107 basis point reduction in the weighted average yield which is consistent with the reduction of 175 basis points in the federal funds rate during the fourth quarter of 2008.

Net interest income before provision for losses on loans and loan commitments increased by $8.6 million, or 13.9%, to $70.1 million in the first nine months of 2009 compared to $61.5 million in the same period a year earlier.  Net interest margin decreased by 28 basis points to 3.55% in the first nine months of 2009 compared to 3.83% in the same period a year earlier.  The increase in net interest income was primarily due to a corresponding decrease in interest expense while interest income increased slightly.

Interest expense decreased by $7.1 million, or 13.9%, to $43.7 million in the first nine months of 2009 compared to $50.7 million in the same period a year earlier.  The decrease in interest expense was due to a reduction of 118 basis points in the weighted average yield of our interest bearing liabilities.  The decrease in the weighted average yield was due to repricing of the related interest bearing deposits at lower rates, which offset an increase of $450.0 million in the related average balances.

Interest income rose slightly by $1.5 million, or 1.4%, to $113.7 million in the first nine months of 2009 compared to $112.2 million in the same period a year earlier.  While average balances increased by $506.6 million to $2.7 billion in the first nine months of 2009 compared to $2.1 billion in the same period a year earlier, the weighted average yield decreased by 124 basis points, which is consistent with the reduction of 175 basis points in the federal funds rate during the fourth quarter of 2008.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

	For the Quarter Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$2,393,513	$39,388	6.58%	$1,979,435	$34,719	7.02%
Investment securities government sponsored agencies	450,116	4,460	3.96%	214,400	2,629	4.91%
Other investment securities(2)	38,588	416	6.47%	14,425	169	4.69%
Interest on federal funds sold	180,490	844	1.87%	11,485	63	2.19%
Total interest-earning assets	3,062,707	45,108	5.92%	2,219,745	37,580	6.77%
Cash and due from banks	81,831			68,263
Other assets	153,700			93,991
Total assets	$3,298,238			$2,381,999

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$677,234	$4,075	2.41%	$439,080	$3,520	3.21%
Super NOW deposits	21,481	50	0.93%	21,144	72	1.36%
Savings deposits	62,090	527	3.39%	41,273	359	3.48%
Time certificates of deposit in denominations of $100,000 or more	984,521	5,611	2.28%	770,812	6,702	3.48%
Other time deposits	427,234	2,731	2.56%	197,044	1,816	3.69%
FHLB advances and other borrowings	362,208	1,982	2.19%	309,576	2,570	3.32%
Junior subordinated debenture	87,321	719	3.30%	87,321	1,127	5.16%
Total interest-bearing liabilities	2,622,089	15,695	2.40%	1,866,250	16,166	3.46%
Non-interest-bearing deposits	374,743			305,098
Total deposits and other borrowings	2,996,832			2,171,348
Other liabilities	24,636			24,319
Shareholders’ equity	276,770			186,332
Total liabilities and shareholders’ equity	$3,298,238			$2,381,999
Net interest income		$29,413			$21,414
Net interest spread(3)			3.52%			3.31%
Net interest margin(4)			3.87%			3.87%

(1)          Net loan fees have been included in the calculation of interest income. Loan fees were approximately $918,000 and $912,000 for the quarters ended September 30, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

(2)          Interest income on a tax equivalent basis for tax-advantaged income of $209,000 and $39,000 for the three months ended September 30, 2009 and 2008, respectively, were not included in the computation of yields.

(3)          Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)          Represents net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(dollars in thousands)

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Interest-earning assets:
Net loans(1)	$2,162,801	$100,818	6.22%	$1,906,985	$104,014	7.27%
Investment securities government sponsored agencies	334,474	9,938	3.96%	210,905	7,475	4.73%
Other investment securities(2)	32,786	1,073	6.27%	15,822	546	4.60%
Interest on federal funds sold	120,249	1,910	2.12%	9,966	192	2.57%
Total interest-earning assets	2,650,310	113,739	5.75%	2,143,678	112,227	6.98%
Cash and due from banks	69,065			67,252
Other assets	121,618			88,222
Total assets	$2,840,993			$2,299,152

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$493,160	$9,181	2.48%	$409,726	$10,243	3.33%
Super NOW deposits	20,066	141	0.94%	22,062	227	1.37%
Savings deposits	51,347	1,364	3.54%	36,646	907	3.30%
Time certificates of deposit in denominations of $100,000 or more	972,176	19,031	2.61%	784,790	23,222	3.95%
Other time deposits	277,684	6,235	2.99%	178,342	5,472	4.09%
FHLB advances and other borrowings	336,944	5,262	2.08%	269,818	6,969	3.44%
Junior subordinated debenture	87,321	2,467	3.77%	87,321	3,696	5.64%
Total interest-bearing liabilities	2,238,698	43,681	2.60%	1,788,705	50,736	3.78%
Non-interest-bearing deposits	315,040			303,717
Total deposits and other borrowings	2,553,738			2,092,422
Other liabilities	21,098			25,608
Shareholders’ equity	266,157			181,122
Total liabilities and shareholders’ equity	$2,840,993			$2,299,152
Net interest income		$70,058			$61,491
Net interest spread(3)			3.15%			3.20%
Net interest margin(4)			3.55%			3.82%

(1)          Net loan fees have been included in the calculation of interest income. Loan fees were approximately $2,010,000 and $3,381,000 for the nine months ended September 30, 2009 and 2008, respectively. Loans are net of the allowance for losses on loans, deferred fees, unearned income and related direct costs, but include those loans placed on non-accrual status.

(2)          Interest income on a tax equivalent basis for tax-advantaged income of $469,000 and $122,000 for the nine months ended September 30, 2009 and 2008, respectively, were not included in the computation of yields.

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

Rate/Volume Analysis of Net Interest Income
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (Decrease) Due to Change In			Increase (Decrease) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$6,916	$(2,246)	$4,670	$12,980	$(16,177)	$(3,197)
Securities of U.S. government agencies	2,418	(587)	1,831	3,825	(1,362)	2,463
Other investment securities	262	(15)	247	556	(29)	527
Interest on federal fund sold	791	(10)	781	1,757	(39)	1,718
Total interest income	10,387	(2,858)	7,529	19,118	(17,607)	1,511

Interest expense:
Money market deposits	1,583	(1,028)	555	1,849	(2,911)	(1,062)
Super NOW deposits	1	(23)	(22)	(19)	(67)	(86)
Savings deposits	178	(10)	168	387	70	457
Time certificates of deposit in denominations of $100,000 or more	1,573	(2,664)	(1,091)	4,768	(8,959)	(4,191)
Other time deposits	1,606	(691)	915	2,496	(1,733)	763
FHLB advances and other borrowings	387	(975)	(588)	1,469	(3,177)	(1,708)
Junior subordinated debenture	—	(407)	(407)	—	(1,229)	(1,229)
Total interest expense	5,328	(5,798)	(470)	10,950	(18,006)	(7,056)
Change in net interest income	$5,059	$2,940	$7,999	$8,168	$399	$8,567

(1)          Net loan fees have been included in the calculation of interest income.  Loan fees were approximately $$918,000 and $1,757,000 for the quarters ended September 30, 2009 and 2008, respectively, and approximately $2,010,000 and $3,381,000 for the nine months ended September 30, 2009 and 2008, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those loans placed on non-accrual status.

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

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit quality in our loan portfolio throughout 2009 because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $24.2 million in the third quarter of 2009, as compared with a provision of $3.4 million for the prior year’s same quarter.  The provision for loan and off-balance sheet losses in the first nine months of 2009 was $43.0 million, as compared to $6.2 million in the first nine months of 2008. The increase in the provision for losses on loans and loan commitments was primarily to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see “Financial Condition - Nonperforming Assets” below for further discussion). The $24.2 million provision in the third quarter of 2008 was net of recoveries of $224,000. Our procedures for monitoring the adequacy of the allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below.  Losses on Mirae loans purchased from the FDIC are partially reimbursable to us under the loss-sharing agreements with the FDIC.

Non-interest Income

Total non-interest income increased to $7.4 million in the third quarter of 2009, as compared with $5.3 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.22% for the third quarters of both 2009 and 2008. The increase in volume of our non-interest income was primarily caused by increases loan-related services fees and gain on sale of loans.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(dollars in thousands)

	2009		2008
For Three Months Ended September 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,315	44.8%	$3,125	58.5%
Gain on sale of loans *	2,235	30.2%	410	7.7%
Loan-related servicing fees	958	12.9%	891	16.7%
Income from other earning assets	243	3.3%	398	7.4%
Other income	649	8.8%	521	9.7%
Total	$7,400	100.0%	$5,345	100.0%
Average assets	$3,298,238		$2,381,999
Non-interest income as a % of average assets		0.22%		0.22%

	2009		2008
For Nine Months Ended September 30,	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$9,338	23.5%	$8,916	55.4%
Gain on sale of loans	1,711	4.3%	2,192	13.6%
Loan-related servicing fees	2,702	6.8%	2,338	14.5%
Income from other earning assets	635	1.6%	1,108	6.9%
Gain from acquisition of Mirae Bank	21,679	54.6%	—	0.0%
Other income	3,662	9.2%	1,551	9.6%
Total	$39,727	100.0%	$16,105	100.0%
Average assets	$2,840,993		$2,299,152
Non-interest income as a % of average assets		1.40%		0.70%

* Figure includes net gain from sale of a covered loan which represents a gain of $616,000 net of an FDIC indemnification adjustment of $815,000.

Our largest source of non-interest income in the third quarter of 2009 was service charges on deposit accounts, which represented about 45% of our total non-interest income. Service charge income increased to $3.3 million in the third quarter of 2009, as compared with $3.1 million for the prior year’s same period. The increase in service charge income was primarily due to our increase of over 20% in the service charge rates we apply to our customers’ deposit accounts.  We constantly review service charge rates to maximize service charge income while still maintaining a competitive position.

The second largest source of non-interest income in the third quarter of 2009 was gain on sale of loans at $2.2 million, which represented approximately 30% of our total non-interest income.  Gains on SBA loans sold accounted for $1.6 million and gains resulting from the sales of non-SBA loans were $622 thousand.

In the second quarter of 2009, the Bank recorded pre-tax bargain purchase gain of $21.7 million in connection with our acquisition of Mirae.  This gain represents about 55% of our total year to date non-interest income.

Non-interest Expense

Total noninterest expense increased to $14.8 million in the third quarter of 2009, from $12.3 million in the same period of 2008. Non-interest expenses as a percentage of average assets was lowered to 0.45% from 0.52% in the third quarter of 2009 and 2008, respectively. Our efficiency ratio was 40.3% in the third quarter of 2009, as compared with 46.0% in the same period a year ago.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(dollars in thousands)

For the Quarter Ended September 30,	2009		2008
Salaries and employee benefits	$7,120	48.1%	$6,718	54.6%
Occupancy and equipment	1,935	13.1%	1,576	12.8%
Data processing	1,078	7.3%	785	6.4%
Deposit insurance premium	982	6.6%	605	4.9%
Professional fees	659	4.4%	376	3.1%
Outsourced service for customer	328	2.2%	279	2.3%
Advertising	308	2.1%	202	1.6%
Office supplies	258	1.7%	120	1.0%
Communications	151	1.0%	242	2.0%
Directors’ fees	103	0.7%	109	0.9%
Investor relation expenses	88	0.6%	69	0.6%
Amortization of investments in affordable housing partnerships	330	2.2%	225	1.8%
Amortization of other intangible assets	239	1.6%	75	0.6%
Other operating	1,242	8.4%	926	7.5%
Total	$14,821	100.0%	$12,307	100.0%
Average assets	$3,298,238		$2,381,999
Non-interest expenses as a % of average assets		0.45%		0.52%

For the Nine Months Ended September 30,	2009		2008
Salaries and employee benefits	$19,315	47.2%	$21,349	57.6%
Occupancy and equipment	5,294	13.0%	4,493	12.1%
Data processing	2,750	6.7%	2,320	6.3%
Deposit insurance premium	3,772	9.2%	1,559	4.2%
Professional fees	1,576	3.9%	1,218	3.3%
Outsourced service for customer	806	2.0%	907	2.4%
Advertising	901	2.2%	523	1.4%
Office supplies	591	1.5%	321	0.9%
Communications	360	0.9%	594	1.6%
Directors’ fees	294	0.7%	332	0.9%
Investor relation expenses	214	0.5%	250	0.7%
Amortization of investments in affordable housing partnerships	930	2.3%	574	1.5%
Amortization of other intangible assets	387	0.9%	223	0.6%
Other operating	3,694	9.0%	2,422	6.5%
Total	$40,884	100.0%	$37,085	100.0%
Average assets	$2,840,993		$2,299,152
Non-interest expenses as a % of average assets		1.44%		1.61%

Salaries and employee benefits historically represent more than half of our total non-interest expense and generally increase as our branch network and business volume expand.  These expenses were $7.1 million and $19.3 million in the third quarter and the first nine months of 2009, respectively, as compared with $6.7 million and $21.3 million for the prior year’s same period.  The decrease in the first nine months of 2009 compared to 2008 was the result of our tight control over compensation expense, specifically due to the decrease in employee benefits.  Although additional staffing was necessitated by our third New York office opening in March 2009, we have successfully controlled and maintained the total number of employee headcount through effective allocation of our human resources. The number of full-time equivalent employees was increased to 389 as of September 30, 2009, as compared with 364 as of September 30, 2008. In addition, our asset growth helped us improve our assets per employee ratio to $8.7 million at September 30, 2009 from $6.7 million at September 30, 2008.

Occupancy and equipment expenses represent about 13% of our total non-interest expenses. These expenses increased to $1.9 million and $5.3 million in the third quarter and first nine months of 2009, respectively, as compared with $1.6 million and $4.5 million for the same periods a year ago. The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months, as our Flushing branch office opened in March 2009 and we acquired five new California branch offices as a result of the Mirae acquisition in June 2009, and during the third quarter, four of those branches were closed.

Data processing expenses increased to $1.1 million and $2.8 million in the third quarter and first nine months of 2009, respectively, from $785,000 and $2.3 million for the same periods a year ago. The increase in data processing corresponded to the growth of our business.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the third quarter and first nine month of 2009, these expenses totaled $982,000 and $3.8 million, respectively, as compared with $605,000 and $1.6 million for the prior year’s same periods. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s deposit insurance fund reserves.  As a result, the FDIC has significantly increased its deposit assessment premiums for federally insured financial institutions.  There have also been increases in FDIC assessments resulting from its Temporary Liquidity Guaranty Program (“TLGP”), which temporarily increases the deposit coverage amount for depositors until the end of 2009. In addition, in an effort to improve its liquidity, the FDIC imposed a one-time special assessment of $1.5 million in the second quarter of 2009 which was primarily the reason for substantially higher expenses in this category for the year.

Professional fees generally increase as we grow. They increased to $659,000 and $1.6 million in the third quarter and the first nine months of 2009, respectively, compared to $376,000 and $1.2 million for the same periods of the prior year.  This increase was primarily due to fees incurred in relation to our acquisition of Mirae.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from those customer’s deposit accounts.  Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, as a result of our cost control measures, these expenses rose slightly to $328,000 in the third quarter of 2009, as compared with $279,000 for the prior year’s same period. For the first nine months of 2009, the expenses were $806,000, as compared to $907,000 for the same period in prior year.

Advertising and promotional expenses increased to $308,000 and $901,000 in the third quarter and first nine months of 2009, respectively, as compared with $202,000 and $523,000 in the same periods a year ago. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The increases in the current quarter and first nine months of 2009 were primarily attributable to our increased advertising spending to promote a branch addition in Flushing, New York during the first quarter of 2009, and also due to a new branch in Fort Worth, Texas that opened in the third quarter.

Other non-interest expenses, such as office supplies, communications, director’s fees, and other miscellaneous expenses, were $2.4 million and $6.5 million for the third quarter and the first nine month of 2009, respectively, as compared with $1.8 million and $4.7 million in the same periods a year ago. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter ended September 30, 2009, we had an income tax benefit of $1.5 million on a pretax net loss of $2.2 million, representing an effective tax rate of 65.7%, as compared with a provision for income taxes of $4.2 million on pretax net income of $11.1 million, representing an effective tax rate of 37.9% for the same quarter in 2008.  For the first nine months of 2009, we made a provision for income taxes of $9.9 million on pretax net income of $25.9 million, representing an effective tax rate of 38.0%, as compared with a provision for income taxes of $13.0 million on pretax net income of $34.3 million, representing an effective tax rate of 37.8%, for the same period of 2008.

The effective tax rate for the three month ending September, 30 2009 was higher than those for the prior year’s same periods, due to a combination of the mitigation of tax effect from the $21.7 million bargain purchase gain incurred in June 2009 related to the acquisition of Mirae, and as result of a large increase in low-housing credits.  These factors contributed to a tax rate decrease in the first nine month of 2009 to 38.0% compared to 40.2% for the first six month of this year.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of September 30, 2009, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 92% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 7.6% investment in municipal debt securities and 0.4% investment in corporate debt. Among the 8% of our investment portfolio that was not comprised of U.S. government securities, 89%, or $40.0 million, carry the top two highest “Investment Grade” rating of “Aaa/AAA” or “Aa/AA”, while 9%, or $4.2 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 2%, or $622,000 are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of September 30, 2009.

We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to FASB ASC 320 (formerly SFAS No. 115).  Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in the third quarter of 2009. The fair market values of our held-to-maturity and available-for-sale investment securities were $117 thousand and $559.6 million, respectively, as of September 30, 2009.  We measured and disclosed the fair value of available-for-sale investment securities pursuant to FASB ASC 820, ASC 820-10-35-15A and ASC 820-10-65-4 (see Note 4).

Prices from third party pricing services are often unavailable for investment securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain investment securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding. Therefore, we will individually examine those investment securities for the appropriate valuation methodology based on combination of market approach reflecting current broker prices and a discounted cash flow approach.  As required under Financial Accounting Standards Board (“FASB”) ASC 325 we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the book value, market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(dollars in thousands)

	As of September 30, 2009			As of December 31, 2008
	Amortized Cost	Market Value	Unrealized Gain (Loss)	Amortized Cost	Market Value	Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligation	$116	$117	$1	$139	$135	$(4)
Total investment securities held to maturity	$116	$117	$1	$139	$135	$(4)

Available for Sale:
Investment securities of government sponsored enterprises	$63,960	$64,509	$549	$25,952	$26,187	$235
Mortgage backed securities	321,390	329,936	8,546	124,549	125,513	964
Collateralized mortgage obligation	117,070	120,411	3,341	62,557	63,303	746
Corporate securities	2,000	2,024	24	7,048	6,953	(95)
Municipal securities	41,560	42,722	1,162	7,323	7,180	(143)
Total investment securities available for sale	$545,980	$559,602	$13,622	$227,429	$229,136	$1,707

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at September 30, 2009:

Investment Maturities and Repricing Schedule
(dollars in thousands)

	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$116	$—	$—	$116
Total investment securities held to maturity	$—	$116	$—	$—	$116

Available for Sale:
Investment securities of government sponsored enterprises	$—	$—	$46,315	$18,194	$464,509
Mortgage backed securities	7,930	697	4,820	316,489	329,936
Collateralized mortgage obligations	30,849	89,562	—	—	120,411
Corporate securities	—	2,024	—	—	2,024
Municipal securities	—	300	—	42,422	42,722
Total investment securities available for sale	$38,779	$92,583	$51,135	$377,105	$559,602

Holdings of investment securities substantially increased to $559.7 million at September 30, 2009, as compared with holdings of $229.3 million at December 31, 2008.  Total investment securities as a percentage of total assets was 16.6% and 9.4% at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, investment securities with a carrying value of $217.8 million were pledged to secure certain deposits.

As of September 30, 2009, our investment securities classified as held-to-maturity, which are carried at their amortized cost, stayed relatively unchanged on a dollar basis at $116,000, as compared with $139,000 as of December 31, 2008. Our investment securities classified as available-for-sale, which are stated at their fair market values, increased to $559.6 million at September 30, 2009 from $229.1 million at December 31, 2008.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

As of September 30, 2009
(dollars in thousands)

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligation	—	—	—	—	—	—
Mortgage backed securities	58	—	—	—	58	—
Corporate securities	—	—	—	—	—	—
Municipal securities	10,462	(209)	—	—	10,462	(209)
	$10,520	$(209)	$—	$—	$10,520	$(209)

As of December 31, 2008
(dollars in thousands)

	Less than 12 months		12 months or longer		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Collateralized mortgage obligation	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	5,000	(49)	1,953	(47)	6,953	(96)
Municipal securities	5,712	(157)	—	—	5,712	(157)
	$25,641	$(571)	$4,080	$(67)	$29,721	$(638)

As of September 30, 2009, unrealized losses less than 12 months old were $209,000, and there were no unrealized losses more than 12 months old.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $10.5 million at September 30, 2009. As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000 and total unrealized losses more than 12 months old were $67,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

Declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB ASC 320-10-65-1 and ASC 958-320 Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating an other-than-temporary impairment (OTTI), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have an unrealized loss position before recovery.  The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, junior subordinated debenture, are excellent.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads and not by default risk.

As of September 30, 2009, the unrealized gain in the investment portfolio stood at $13.6 million compared to $1.7 million in unrealized gains as of December 31, 2008.  The increase in unrealized gains can be attributed to better recent market stability which has led to a decrease in interest rate spreads to treasuries, and an increase in treasury rates.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans increased to $2.39 billion at September 30, 2009, as compared with $2.02 billion at December 31, 2008.  Total loans net of unearned income as a percentage of total assets as of September 30, 2009 and December 31, 2008 were 72.4% and 83.7%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(dollars in thousands)

	Amount Outstanding
	September 30, 2009	December 31, 2008
Construction	$45,080	$43,180
Real estate secured	1,973,198	1,599,627
Commercial and industrial	415,739	389,217
Consumer	16,611	23,669
Total loans(1)	2,450,628	2,055,693
Unearned Income	(5,276)	(4,164)
Gross loans, net of unearned income	2,445,352	2,051,529
Allowance for losses on loans	(54,735)	(29,437)
Net loans	$2,390,617	$2,022,092

Percentage breakdown of gross loans:
Construction	1.8%	2.1%
Real estate secured	80.5%	77.8%
Commercial and industrial	17.0%	18.9%
Consumer	0.7%	1.2%
Total loans	100.0%	100.0%

(1)       Includes loans held for sale, at the lower of cost or market, of $30.0 million and $18.4 million at September 30, 2009 and December 31, 2008, respectively

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $2.00 billion and $1.60 billion as of September 30, 2009 and December 31, 2008, respectively.  The increase in real estate secured loans can be attributed to loans received from the Mirae acquisition, which amounted to $205 million as of June 30, 2009. The real estate secured loans as a percentage of total loans were 80.5% and 77.8% at September 30, 2009 and December 31, 2008, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $41.1 million at September 30, 2009 and $42.4 million at December 31, 2008.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at September 30, 2009 increased to $415.7 million, as compared with $389.2 million at December 31, 2008.  Commercial and industrial loans as a percentage of total loans were 17.0% at September 30, 2009, decreasing from 18.9% at December 31, 2008.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. Because we believe that consumer loans present a higher risk compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007. Accordingly, as of September 30, 2009, our volume of consumer loans was down by $7.4 million from the prior year end. As of September 30, 2009, the balance of consumer loans was $16.3 million, or 0.7% of total loans, as compared to $23.7 million, or 1.2% of total loans as of December 31, 2008.  Consumer loans as a percentage of total loans have historically been nominal.

Construction loans represented less than 5% of our total loan portfolio as of September 30, 2009. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making loans in this category. As a result, construction loans decreased to $45.1 million, or 1.8% of total loans, at the end of the third quarter of 2009, as compared with $43.2 million, or 2.1% of total loans at the end of 2008.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2009.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(dollars in thousands)

	At September 30, 2009
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$45,080	$—	$—	$45,080
Real estate secured	1,036,931	863,126	73,141	1,973,198
Commercial and industrial	402,761	12,700	278	415,739
Consumer	13,870	2,728	13	16,611
Total loans, net of non-accrual loans	$1,498,642	$878,554	$73,432	$2,450,628
Loans with variable interest rates	$1,278,274	$11,059	$—	$1,289,333
Loans with fixed interest rates	$220,368	$867,495	$73,432	$1,161,295

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

On June 26, 2009, we acquired substantially all the assets and assumed substantially all the liabilities of Mirae from the FDIC.  We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009.  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our following servicing procedures and satisfying certain other conditions as specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries.

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

The following is a summary of covered non-performing loans and OREO on the dates indicated:

Non-performing Covered Loans and Covered OREO
(dollars in thousands)

September 30, 2009
Covered Nonaccrual loans: (1)
Real estate secured	$21,496
Commercial and industrial	3,511
Consumer	—
Total	25,007
Loans 90 days or more past due and still accruing:
Real estate secured	477
Commercial and industrial	295
Consumer	—
Total	772
Total nonperforming loans	25,779
Repossessed vehicles	—
Other real estate owned	500
Total covered nonperforming assets	$26,279

Nonperforming loans as a percentage of total covered loans	9.38%
Performing troubled debt restructurings (2)	10,494

(1)          During the nine months ended September 30, 2009, no interest income related to these loans was included in interest income.

(2)          The $10,494,000 troubled debt restructurings as of September 30, 2009 represented loans of which terms were renegotiated to provide a reduction interest or principal because of deterioration in the financial position of the borrower.  The loans were not included in total nonperforming assets this quarter due to the sustained performing status for all covered troubled debt restructured loans.

The following table provides information with respect to the components of our non-performing (non-covered) assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross nonperforming assets):

Non-performing Non-covered Assets and Restructured Loans
(dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Non-covered Nonaccrual loans: (1)
Real estate secured	$44,469	$9,334	$9,506
Commercial and industrial	7,868	5,874	3,593
Consumer	49	131	134
Total	52,386	15,339	13,233
Loans 90 days or more past due and still accruing:
Real estate secured	—	—	490
Commercial and industrial	—	213	4
Consumer	—	—	2
Total	—	213	496

Total nonperforming loans	52,386	15,552	13,729
Repossessed vehicles	—	—	18
Other real estate owned	5,738	2,663	1,453
Total non-covered nonperforming assets, net of SBA guarantee	58,124	18,215	15,200

Guaranteed portion of nonperforming SBA loans	11,583	7,158	7,792
Total gross non-covered nonperforming assets	$69,707	$25,373	$22,992

Performing troubled debt restructurings (2)	55,763	—	—

Nonperforming loans as a percentage of total non-covered loans	2.14%	0.76%	0.75%
Allowance for losses on loans as a percentage of non-covered nonperforming loans	104.48%	189.27%	189.01%

(1)          During the nine months ended September 30, 2009, no interest income related to these loans was included in interest income.

(2)          The $58,124,000 troubled debt restructurings as of September 30, 2009 represented loans of which terms were renegotiated to provide a reduction of interest or principal because of deterioration in the financial position of the borrower.  All of these loans were performing as of June 30, 2009 and September 30, 2009. Therefore the loans are not categorized as nonperforming.

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

Despite the fact that our loan portfolio continued to grow, our emphasis on asset quality control enabled us to maintain a relatively low level of NPLs as of September 30, 2009. However, the general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macroeconomic environment affected our borrowers’ strength and our NPLs, net of SBA guaranteed portion, increased to $52.4 million, or 2.14% of the total loans at the end of the third quarter of 2009, as compared with $15.6 million, or 0.76% of the total loans, at the end of 2008. The $36.8 million increase of NPLs was due to a $37.0 increase in non-accrual loans, offset by a $213,000 decrease in loans 90 days or more past due and still accruing.

Management also believes that the reserve provided for non-performing loans, together with the tangible collateral, were adequate as of September 30, 2009.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

Total charge-offs for the three month ending September 30, 2009 was $8.2 million compared with $1.5 million for the same period in 2008.  Real estate secured loan charge-offs increased by $1.7 million compared to the previous year due to increased charge-offs as a result of loan sales. Other increases were due to charge-offs of non-accrual loans in the third quarter of 2009.  Commercial and industrial loan charge-off increased to $6.1 million from $1.1 million for the three month ending September 2009 and 2008.

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

We increased our allowance for losses on loans to $54.7 million at September 30, 2009, representing an increase of 85.9%, or $25.3 million from $29.4 million at December 31, 2008. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total loans to 2.2%, as compared with the 1.43% retained at the year end of 2008. Management believes that the current ratio of 2.2% is adequate for our loan portfolio.

Our allowance for losses on loan commitments increased slightly to $1.5 million at September 30, 2009, as compared to $1.2 million at December 31, 2008.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for losses on loans:
Balances at beginning of period	$38,758	$23,494	$29,437	$21,579
Actual charge-offs:
Real estate secured	1,888	204	2,736	247
Commercial and industrial	6,134	1,106	14,703	3,487
Consumer	191	203	649	807
Total charge-offs *	8,213	1,513	18,088	4,541
Recoveries on loans previously charged off:			3,795
Real estate secured	2	38	3	38
Commercial and industrial	189	74	495	1,758
Consumer	33	62	100	153
Total recoveries	224	174	598	1,949
Net loan charge-offs	7,989	1,339	17,490	2,592
Provision for losses on loans ┼	23,966	3,795	42,788	6,963
Balances at end of period	$54,735	$25,950	$54,735	$25,950

Allowance for losses on loan commitments:
Balances at beginning of period	$1,221	$1,630	$1,243	$1,998
Provision (credit) for losses on loan commitments	234	(395)	212	(763)
Balances at end of period	$1,455	$1,235	$1,455	$1,235

Ratios:
Net loan charge-offs to average total loans	0.33%	0.07%	0.88%	0.13%
Allowance for losses on loans to total loans at period-end	2.24%	1.28%	2.24%	1.28%
Net loan charge-offs to allowance for losses on loans at period-end	14.60%	5.16%	31.95%	9.99%
Net loan charge-offs to provision for losses on loans and loan commitments	33.02%	39.40%	40.67%	41.81%

* Charge-off amount include net charge-offs of covered loan amounting to $529 thousand, which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portion of $1.4 million.

┼  Provision amount include net provisions for covered loan amounting to $529 thousand which represents gross covered loan provision of $1.9 million less FDIC receivable portion of $1.4 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2009:

(dollars in thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB borrowings	$208,224	$120,606	$—	$—	$328,830
Junior subordinated debentures	1,942	2,623	10,623	77,321	92,509
Operating leases	3,252	5,327	4,320	5,951	18,850
Time deposits	1,314,136	166,193	1	18	1,480,348
Total	$1,527,554	$294,749	$14,944	$83,290	$1,920,537

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of September 30, 2009 and December 31, 2008, we had commitments to extend credit of $219.9 million and $153.4 million, respectively.  Obligations under standby letters of credit were $12.9 million and $12.7 million at September 30, 2009 and December 31, 2008, respectively, and our obligations under commercial letters of credit were $13.2 million and $15.1 million at such dates, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds.  Total deposits increased to $2.67 billion at September 30, 2009, as compared with $1.81 billion at December 31, 2008.

Total non-time deposits at September 30, 2009 increased to $1.22 billion in the first nine months of 2009, from $706.2 million at December 31, 2008, while time deposits increased to $1.45 billion at September 30, 2009 from $1.10 billion at December 31, 2008.

The increase in deposits was a result of a marketing campaign aimed at raising core deposits, more specifically, time deposits under $100,000. Other time deposits or time deposits under $100,000 increased to $526.0 million compared to $203.6 million at December 31, 2008.

The average rate that we paid on time deposits in denominations of $100,000 or more for the third quarter and first nine months of 2009 decreased to 2.28% and 2.61%, respectively, from 3.48% and 3.95% in the same periods of the prior year.  In order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, in an effort to maximize our net interest margin and profitability.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(dollars in thousands)

	September 30, 2009		December 31, 2008		September 30, 2008
For the quarters ended:	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$374,744		$281,622		$305,098
Money market	677,234	2.41%	380,275	3.06%	439,080	3.21%
Super NOW	21,481	0.93%	18,989	1.23%	21,144	1.36%
Savings	62,090	3.39%	43,029	3.63%	41,273	3.48%
Time certificates of deposit in denominations of $100,000 or more	984,521	2.28%	834,971	3.17%	770,812	3.48%
Other time deposits	427,234	2.56%	211,351	3.54%	197,044	3.69%
Total deposits	$2,547,304	2.04%	$1,770,237	2.68%	$1,774,451	2.81%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2009 were as follows:

Maturities of Time Deposits of $100,000 or More, at September 30, 2009

(dollars in thousands)

Three months or less	$552,103
Over three months through six months	166,415
Over six months through twelve months	187,333
Over twelve months	22,873
Total	$928,724

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at September 30, 2009 and December 31, 2008.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first nine months of 2009, in spite of the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $373.3 million at September 30, 2009 from $277.5 million at December 31, 2008. In addition, because of the current low interest rate environment, our time deposits of $100,000 or more also increased to $928.7 million at September 30, 2009 from $902.8 million at December 31, 2008.  We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize fund cost.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(dollars in thousands)	September 30, 2009	December 31, 2008
Balance at quarter-end	$322,000	$260,000
Average balance during the quarter	$335,799	$286,213
Maximum amount outstanding at any month-end	$340,000	$370,000
Average interest rate during the quarter	2.18%	3.23%
Average interest rate at quarter-end	2.37%	3.16%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at September 30, 2009 and December 31, 2008 totaled approximately $854.9 million and $345.1 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 25.3% and 14.1% at September 30, 2009 and December 31, 2008, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of September 30, 2009, our borrowing capacity from the FHLB was about $877.0 million and our outstanding balance was $322.0 million, or approximately 36.7% of our borrowing capacity.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income through retained earnings.  In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks.  We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt or hybrid securities. In December of 2008, we received a TARP investment from the U.S. Treasury in the amount of $62.2 million.

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

As of September 30, 2009, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	September 30, 2009	December 31, 2008	September 30, 2008
Total capital to risk-weighted assets	8%	10%	15.82%	17.09%	14.01%
Tier I capital to risk-weighted assets	4%	6%	14.29%	15.36%	11.68%
Tier I capital to average assets	4%	5%	10.03%	13.25%	10.19%

Wilshire State Bank

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	September 30, 2009	December 31, 2008	September 30, 2008
Total capital to risk-weighted assets	8%	10%	15.63%	13.59%	13.38%
Tier I capital to risk-weighted assets	4%	6%	14.10%	11.86%	11.65%
Tier I capital to average assets	4%	5%	9.90%	10.24%	10.18%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U. S. Treasury as part of our participation of the TARP Capital Purchase Program. As of September 30, 2009, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $329.1 million, as compared with $320.4 million as of December 31, 2008. For the Bank level, Tier 1 capital was $324.7 million as of September 30, 2009, as compared with $247.3 million as of December 31, 2008.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Company’s Board delegates responsibility for market risk management to the Asset/Liability Management Committee, which reports monthly to the Board on activities related to market risk management.  As part of the management of our market risk, Asset/Liability Management Committee may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.  As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value, or NPV, to interest rate changes.  The NPV is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments.  The simulation model captures all assets, liabilities and off-balance sheet financial instruments and accounts for significant variables that are believed to be affected by interest rates.  These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst scenario.  The Asset/Liability Management Committee policy prescribes that for the worst possible rate-change scenario the possible reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2009 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(dollars in thousands)

	At September 30, 2009
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	Over 1 to 5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans	$1,341,786	$156,856	$878,554	$73,432	$2,450,628
Investment securities	1,393	37,386	92,699	428,240	559,718
Federal funds sold and cash equivalents	130,004	—	—	—	130,004
Total	$1,473,183	$194,242	$971,253	$501,672	$3,140,350

Interest-bearing liabilities:
Savings deposits	$66,211	$—	$—	$—	$66,211
Time deposits of $100,000 or more	552,003	353,741	22,980	—	928,724
Other time deposits	85,168	299,498	141,351	18	526,035
Other interest-bearing deposits	777,800	—	—	—	777,800
FHLB borrowings	140,000	64,000	118,000		322,000
Junior Subordinated Debenture	71,857	—	15,464	—	87,321
Total	$1,693,039	$717,239	$297,795	$18	$2,708,091

Interest rate sensitivity gap	$(219,856)	$(522,997)	$673,458	$501,654	$432,259
Cumulative interest rate sensitivity gap	$(219,856)	$(742,853)	$(69,395)	$432,259
Cumulative interest rate sensitivity gap ratio (based on average interest-earning assets)	-6.51%	-21.99%	-2.05%	12.80%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2009.  All assets presented in this table are held-to-maturity or available-for-sale.  At September 30, 2009, we had no trading investment securities:

Change (in basis points)	Net Interest Income (next twelve months) (dollars in thousands)	% Change	NPV (dollars in thousands)	% Change
+200	$127,790	2.03%	$273,438	-10.94
+100	126,114	0.69%	286,051	-6.83%
0	125,244	—	307,036	—
-100	125,286	0.03%	300,702	-2.06%
-200	125,397	0.12%	281,333	-8.37%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Although we expect that the Mirae acquisition will result in benefits to our organization in the future, we may not realize those benefits because of integration and other challenges associated with the acquisition.

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

WILSHIRE BANCORP, INC.

Date: November 6, 2009	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)