Form 10-K
period 2009-12-31
WILSHIRE BANCORP INC
filed 2010-03-15
CIK 1285224

Use these links to rapidly review the document

Item 9B. Other Information

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $111 million (computed based on the closing sale price of the common stock at $5.75 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock of the registrant outstanding as of February 26, 2010 was 29,415,657.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement relating to the registrant's 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION

        This Annual Report on Form 10-K, or the "Report," the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, incorporate by reference or may incorporate by reference certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as "the Company," "we," "us," "our" or "Wilshire Bancorp," unless the context requires otherwise) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, as well as the factors discussed elsewhere in this Report, including the discussion under the section entitled "Risk Factors."

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, or the "Bank." Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, the Bank has 23 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 5 loan production offices, or "LPOs", utilized primarily for the origination of loans under our Small Business Administration, or "SBA", lending program in Colorado, Georgia, Texas (2 offices), and Virginia.

        Wilshire State Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2009, we had approximately $3.4 billion in assets, $2.4 billion in total loans, and $2.8 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of Southern California, Dallas-Fort Worth, New Jersey, and the New York metropolitan area. Our client base reflects the multi-ethnic composition of these communities.

        To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language of our customers assists us in tailoring products and services for our customers' needs.

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations component of our website, which are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition to our SEC filings, our Code of Professional Conduct, and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Recent Transactions

        On June 26, 2009, we acquired the banking operations of Mirae Bank from the Federal Deposit Insurance Corporation, or "FDIC". Mirae Bank previously operated five commercial banking branches, all located within Southern California, and these branches were integrated into our existing branch network following the acquisition. Through the acquisition, we acquired approximately $395.6 million of assets and assumed $374.0 million of liabilities. We also entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009. With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries.

        The Mirae Bank acquisition was accounted for under the purchase method of accounting in accordance with ASC 805-10 (formerly SFAS No. 141R). The Company recorded a bargain purchase gain totaling $21.7 million resulting from the acquisition, which is a component of noninterest income on our statement of income. No cash consideration was paid to purchase Mirae Bank. The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Statement of Net Assets Acquired
(Dollars in Thousands)

At June 26, 2009
Assets
Cash and cash equivalents	$5,724
Securities	55,371
Loans	285,685
Core deposit intangible	1,330
FDIC loss-sharing receivable	40,235
Other assets	7,301

Total assets	395,646

Liabilities
Deposits	293,375
FHLB borrowings	75,500
Other liabilities	5,092

Total liabilities	373,967

Net assets acquired	$21,679

Mirae Bank's net assets acquired before fair valuation adjustments	$36,928
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans, net	(54,964)
Securities	(1,829)
FDIC loss share indemnification	40,235
Core deposit intangible	1,330
Deposits	(375)
Servicing rights	354

Bargain purchase gain	$21,679

Expansion

        As part of our efforts to achieve stable and long-term profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation, and new types of lending and deposit products. To date, we have not expanded into areas of brokerage or similar investment products and services but rather, we have concentrated primarily on the core businesses of accepting deposits, making loans, and extending credit.

        We expanded into the states of New York and New Jersey (the "New York/New Jersey market") starting in 2006. In 2010, we expect the New York/New Jersey market to continue to be a critical market for our expansion strategy. We believe the New York/New Jersey Korean-American niche is underserved relative to Los Angeles. According to United States Census data, approximately 17% of all

Korean-Americans reside in New York or New Jersey and these markets have the second and third most Korean-American firms in the U.S., respectively. We believe our East Coast expansion was successful in 2008 and 2009. The two New York branches both exceeded our expectations in terms of loan and deposit growth, more than doubling since their acquisition. In 2009, total loans and deposits in our New York/New Jersey market increased by $25.4 million and $151.8 million, an increase of 20.2% and 107.0%, respectively. To build on our success, we opened our third New York branch in Flushing during 2009.

        Our expansion plans for 2010 are influenced by the changing conditions in the U.S. economy. The rapid deterioration of our economy was triggered by the slowdown of the housing market and emergence of subprime and credit crisis in mid-2007. The failures of banks, mortgage lenders, insurance companies, and major financial institutions in 2008 further added pressure to the economy and started a trend of global recession. This "financial crisis" primarily reflects the significant and broad-based illiquidity in the residential real estate and credit markets. The domino effect of the U.S. financial crisis has now become a global problem, as many institutions worldwide are financially interlinked. Although there have been recent signs of economic improvement, many analysts predict the current financial crisis will extend into 2010 as well.

        In 2010, we plan to closely monitor and review the loan production levels of our branches and LPOs. We will act with prudence in our lending practice and closely follow our underwriting policies and procedures in extending credit. Consistent with our focus of quality lending, we expect the level of lending activities to decrease relative to prior years, but we expect our loan portfolio quality to improve. We expect to closely evaluate the need for the continued existence of our LPOs.

Business Segments

        We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

  •
  Banking Operations:  Raises funds from deposits and borrowings for loans and investments and provides lending products including commercial, consumer, and real estate loans to customers.

  •
  Small Business Administration Lending Services:  Provides loans through the SBA guaranteed lending program.

  •
  Trade Finance Services:  Assists our import/export customers with international transactions. Trade finance products include the issuance and collection of letters of credit, international collection, and import/export financing.

        The Company is currently in the process of reassessing our business segment disclosures. More detailed information about the financial performance of these business segments can be found in Note 20 of the financial statements included in this Report beginning on page F-1.

Lending Activities

  General

        Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations, and our internal lending limits. Our Bank Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation, and compliance with laws and regulations. We engage in a full complement of lending activities, including:

  •
  commercial real estate and home mortgage lending,

  •
  commercial business lending and trade finance,

  •
  SBA lending, and

  •
  consumer loans, and

  •
  construction lending

  Loan Procedures

        Loan applications may be approved by the Director Loan Committee of our Bank Board of Directors, by our management, or lending officers to the extent of their lending authority. Our Bank Board of Directors authorizes our lending limits. The President, Chief Lending Officer, and Chief Credit Officer of the Bank are responsible for evaluating the lending authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

        We grant individual lending authority to the President, Chief Credit Officer, and selected department managers of the Bank. Loans for which direct and indirect borrower liability exceeds an individual's lending authority are referred to the Senior Loan Committee of the Bank (a four-member committee comprised of the President, Chief Lending Officer, Chief Credit Officer, and Senior Loan Officer) or our Bank Director Loan Committee.

        At December 31, 2009, our authorized legal lending limit was $61.7 million for unsecured loans, plus an additional $41.1 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2009 totaled $411.2 million.

        We seek to mitigate the risks inherent in our loan portfolio by adhering to our underwriting policies. The review of each loan application includes analysis of the applicant's prior credit history, income level, cash flow and financial condition, analysis of tax returns, cash flow projections, the value of any collateral used to secure the loan, and also based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of the collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are generally subject to the same underwriting criteria and approval process as loans made directly by us.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. We also offer fixed rate commercial mortgage loans with maturities that do not exceed 5 to 7 years. At December 31, 2009, real estate loans constituted approximately 83.49% of our loan portfolio.

        Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

        Construction loans are provided to build new structures, or to substantially improve the existing structure of commercial, residential, and income-producing properties. These loans generally have one to two year terms, with an option to extend the loan for additional periods to complete construction and to accommodate the lease-up period. We usually require a 20-30% equity capital investment by the developer and loan-to-value ratios of not more than 60-70% of the anticipated completion value. We also offer mini-perm loans as take-out financing with our construction loans. Mini-perm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to seven years.

        Our total home mortgage loan portfolio outstanding at the end of 2009 and 2008 was $41.3 million and $42.4 million, respectively. Residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages stood at $1.9 million and 1.2 million, respectively, at December 31, 2009. These amounts include loans held temporarily for sale or refinancing. At December 31, 2008, these same loan categories were $2.1 million and $1.2 million, respectively.

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

        We strive to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements, and personal guarantees, (d) independent appraisals, (e) external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

  Commercial Business Lending

        We offer commercial business loans to sole proprietorships, partnerships, and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

        Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower. These lines of credit are secured primarily by business assets such as accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, or another established index.

        Business term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts, or to finance the purchase of businesses. Business term loans generally have terms from one to seven years. They may be collateralized by the assets being acquired or other available assets and bear interest rates, which either float with our base rate, prime rate, another established index, or is fixed for the term of the loan.

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

        We attempt to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) relying heavily on our committee approval system where inputs from experienced committee members with different types and levels of lending experience are fully utilized, (c) strict adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term assets such as account receivables and inventories are monitored on a monthly or at a minimum, on a quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

  Small Business Administration Lending Services

        Small Business Administration, or SBA, lending is an important part of our business. Our SBA lending business places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, New Jersey, and the New York City metropolitan area, as well as the multi-ethnic population areas surrounding our LPOs in other states. We are an SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not an SBA Preferred Lender.

        We have made efforts to diversify our banking and financial services in order to reduce our substantial revenue reliance on SBA loans. Nonetheless, SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 8.9%, 10.9%, and 25.5% of our total net revenue for 2009, 2008 and 2007, respectively.

        Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated in automobile loans, which we no longer offer to new customers. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion automobile loans are made to existing loan or deposit customers. Because consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007.

        Our consumer loan production has historically been comparatively small, and has always represented less than 5% of our total loan portfolio. As of December 31, 2009, our consumer loan portfolio represented 0.7% of the loan portfolio as compared to 1.2% and 1.9% as of December 31, 2008 and December 31, 2007, respectively.

        Our consumer loan portfolio is subject to certain risks, including:

  •
  general economic conditions of the markets we serve,

  •
  interest rate increases, and

  •
  consumer bankruptcy laws which allow consumers to discharge certain debts.

        We attempt to reduce the exposure to such risks through (a) the direct approval of all consumer loans by reviewing each loan request and renewal individually, (b) using a dual signature system of approval, (c) strict adherence to written credit policies, and (d) utilizing external independent credit review.

Trade Finance Services

        Our Trade Finance Department is an integral part of our business and assists our import/export customers with their international business needs. Trade Finance products include the issuance and negotiation of commercial and standby letters of credit, as well as handling of documentary collections. On the export side, we provide advising and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit.

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $1.2 million, $1.2 million, and $1.3 million in 2009, 2008, and 2007, respectively. In 2009, Trade Finance Department net revenue was -$7.1 million compared to net revenue of $2.5 million and $1.0 million in 2008 and 2007, respectively.

Deposit Activities and Other Sources of Funds

        Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors) are less stable. Customer deposits remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. Other borrowings may be used:

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

  Certificates of Deposit

        We offer several types of CDs with a maximum maturity of five years. The majority of our CDs have maturities of one to twelve months and typically pays simple interest credited monthly or at maturity.

  Regular Savings Accounts

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

  Checking and NOW Account

        Checking and NOW accounts are generally noninterest and interest bearing accounts, respectively, and may include service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

  Federal Home Loan Bank Borrowings

        To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank of San Francisco. We may use Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio.

        As a member of the Federal Home Loan Bank "FHLB" system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2009, we owned $20.9 million in FHLB stock. As of December 31, 2009, FHLB stopped dividend payments on their stock. We believe that the FHLB stock is currently not impaired, as the par value of the investment can be recovered upon sale of the stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on our loan portfolio and may be also secured by other assets, mainly consisting of securities which are obligations of or guaranteed by the U.S. government. At December 31, 2009, our borrowing limit with the Federal Home Loan Bank was approximately $945.6 million, with $232.0 million in borrowings outstanding, and $713.6 million in capacity remaining.

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

Other Services

        We also offer ATMs located at selected branch offices, customer access to an ATM network, and armored carrier services.

Marketing

        Our marketing efforts rely principally upon local advertising and promotional activity and upon the personal contacts of our directors, officers, and shareholders to attract business and to acquaint potential customers with our products and personalized services. We emphasize a high degree of personalized client service in order to be able to satisfy each customer's banking needs. Our marketing approach emphasizes our strength as an independent, locally-managed state chartered bank in meeting the particular needs of consumers, professionals, and business customers in the community. Our management team continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations on whether to continue or modify our business plan, where appropriate.

Competition

  Regional Branch Competition

        We currently operate 23 branch offices, 17 in California, 2 in Texas, 1 in New Jersey, and 3 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the multi-ethnic composition of these communities. To further extend our market coverage and gain market share, we will look to focus more attention on the East Coast market through operational support, marketing, and possible the opening of more branches in the region.

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

        We continue to experience a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include twelve locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same

Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers.

        A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited bilingual staff for Korean-speaking or other language customers. Although these banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality, personalized service and fast, local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs, in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of a continued slowing of the U.S. economy and a further decrease in real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2010, we plan to grow our lending business cautiously with a focus on credit quality and safety.

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

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, PDA or cellular phones, mail, home computer, ATMs, self-service branches, and/or in store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as such technology becomes available, the competitive pressure to be at the forefront of such advancements will be significant.

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

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 83.4% of our loan portfolio at December 31, 2009 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 400 full time equivalent employees (392 full-time employees and 13 part-time employees) as of December 31, 2009. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

Regulation and Supervision

        The following is a summary description of the relevant laws, rules, and regulations governing banks and bank holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

        Generally, the supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

        Various legislation is from time to time introduced in Congress and California's legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions, and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition or upon our results of operations or the results of operations of any of our subsidiaries.

Wilshire Bancorp

        Wilshire Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, or the Bank Holding Company Act, and is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

        As a California corporation, Wilshire Bancorp is restricted under the California General Corporation Law ("CGCL") from paying dividends under certain conditions. The shareholders of Wilshire Bancorp will be entitled to receive dividends when and as declared by the Board of Directors, from funds legally available for the payment of dividends, as provided in the CGCL and, as mentioned above, consistent with Federal Reserve Board policy. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout, equals the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1 1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must equal to at least 1 1/4 times current liabilities. In certain circumstances, Wilshire Bancorp may be required to obtain prior approval from the Federal Reserve Board to make capital distributions to its shareholders.

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

  Annual Reporting; Examinations

        We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. Furthermore, the Bank is subjected to compliance examinations by the FDIC and the California Department of Financial Institutions, or "DFI", and the

Company is subject to U.S. Treasury's examination as part of our agreement with the U.S. Treasury for receiving the TARP investment.

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

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2009, our Tier 1 risk-based capital ratio was 14.37% and our total risk-based capital ratio was 15.81%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2009, our leverage ratio was 9.77%.

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

  Acquisitions by Bank Holding Companies

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank concerned, the convenience and needs of the communities to be served, and various competitive factors. On June 26, 2009 with regulatory approval, Wilshire acquired former Mirae Bank from the FDIC by purchasing substantially all of Mirae Bank's assets and assuming substantially all of Mirae Bank's deposits and certain liabilities.

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

        In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the a bank holding company, or otherwise obtaining control or a "controlling influence" over a bank holding company.

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

  USA PATRIOT Act

        On October 26, 2001, The Uniting and Strengthening America by Providing Appropriate Tools Is Required to Intercept and Obstruct Terrorism Act or USA PATRIOT Act, a comprehensive anti-terrorism legislation was enacted. Title III of the USA PATRIOT Act requires financial institutions to help prevent, detect and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to Wilshire Bancorp. We, and our subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA PATRIOT Act and regulations adopted by the Secretary of the Treasury.

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

        The current terms of participation in the TARP Capital Purchase Program include the following:

  •
  we were required to file with the SEC a registration statement under the Securities Act of 1933 (the "Securities Act") registering for resale the Series A Preferred Stock and the related warrant;

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

        Detailed information regarding the Series A Preferred Stock and the related warrant can be found in Notes 12 and 13 of the Notes to the Consolidated Financial Statements.

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

  The FDIC Improvement Act

        The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least costly resolution and prompt regulatory action with regard to troubled institutions.

        FDICIA requires every bank with total assets in excess of $1 billion to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.

        FDICIA also divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as "well-capitalized" as of December 31, 2009.

        In addition, FDICIA also places certain restrictions on activities of banks depending on their level of capital. If a bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.

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

        The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. There is an exception to this rule, however, that provides that banks (i) with assets of less than $100 million, (ii) are categorized as "well-capitalized," (iii) were found to be well managed and its composite rating was outstanding, and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

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

  FDIC Deposit Insurance Assessments

        Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the deposit insurance fund) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which it are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

        In November 2008, the U.S. Treasury, in consultation with the President and upon the recommendation of the Boards of the FDIC and the Federal Reserve Board, invoked the systemic risk exception of the FDIC Improvement Act of 1991. This action provided the FDIC with flexibility to provide a 100 percent guarantee for newly-issued senior unsecured debt and noninterest bearing transaction at FDIC insured institutions, which is generally regarded as the Temporary Liquidity Guarantee Program ("TLGP"). Under the TLGP, all newly issued senior unsecured debt issued by eligible entities on or before June 30, 2009 are 100 percent guaranteed for three years beyond that date, even if the liability has not matured. In October 2009, the TLGP was extended for another six months to April 30, 2010. The Company did not issue any debt under the TLGP.

        Funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner until December 31, 2013 (also extended from December 31, 2009). On January 1, 2014, the standard coverage limit will return to $100,000 for all deposit categories except IRAs and Certain Retirement Accounts, which will continue to be insured up to $250,000 per depositor. Fees for coverage were waived for the first 30 days. After the first 30 days, an additional coverage fee is imposed for the added coverage under TLGP (see analysis about the FDIC premiums in "Noninterest Expenses" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

  Community Reinvestment Act

        Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as "outstanding" in meeting community credit needs under CRA at its most recent examination for CRA performance.

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

        In September 2007, the U.S. Securities and Exchange Commission, or SEC, and the Federal Reserve Board finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The Federal Reserve Board's final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which were effective starting in 2009, are not expected to have a material effect on the Bank as it does not have any securities activities.

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. With limited exceptions, California law currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently prohibits de novo branching into the state of California. The Bank currently has branches located in the States of California, Texas, New Jersey and New York.

  Federal Home Loan Bank System

        The Federal Home Loan Bank system, or the "FHLB", of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or the FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

  Mortgage Banking Operations

        The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California Department of Financial Institutions, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

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

  Capital Requirements

        Holding Company and Bank. Holding At December 31, 2009, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See Note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2009.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into three tiers. The first, "Tier I capital" includes common equity and trust-preferred securities subject to certain criteria and quantitative limits. The second, "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Lastly, "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier I capital to risk-weighted assets of 4.00%.

        An institution's risk-based capital, leverage capital, and tangible capital ratios together determine the institution's capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated "well-capitalized," the minimum leverage ratio of Tier I capital to total assets must be 3.00%.

        The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, currently becomes mandatory for large international banks outside the U.S. in 2008, is optional for others, and must be complied with in a "parallel run" for two years along with the existing Basel I standards. In July 2009, the expanded Basel Committee issued a final measure to enhance the three elements of the Basel II framework, strengthening the rules governing trading book capital issued in 1996. The measure includes enhancements to the Basel II structure and revises the market-risk framework and guidelines for calculating capital figures. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

        The Federal Deposit Insurance Act ("FDIA") gives the federal banking agencies the additional broad authority to take "prompt corrective action" to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

Item 1A.    Risk Factors

        The risks described below could materially and adversely affect our business, financial conditions and results of operations. You should carefully consider the following risk factors and all other information contained in this Report. Additional risks and uncertainties are discussed elsewhere in this Report. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

        As a lender, one of the largest risks we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance.

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

        In addition, the FDIC and the DFI, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. Such regulatory agencies may require us to increase our provision for losses on loans and loan commitments or to recognize further loan charge-offs, based upon judgments different from those of management. Any increase in our allowance required by the FDIC or the DFI could adversely affect us.

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

        In 2008, Federal Reserve Board reduced the federal funds rate seven times. As of January 1, 2008, the federal funds rate was 4.25%. By December 11, 2008, the federal funds rate had been reduced to current rate of 0.00% to 0.25%. The series of reductions in the federal funds rate during 2008 effectively lowered our average interest rate for 2008 and 2009, which resulted in lower average yield rates compared to 2007. The interest rate ranges for 2008 and 2007 were 0.00% to 4.25% and 4.25 to 5.25%, respectively.

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

        Because Wilshire Bancorp's principal activity is to act as the holding company of the Bank, the profitability of Wilshire Bancorp is largely dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2009 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $52.5 million.

The holders of recently issued debentures and Series A Preferred Stock have rights that are senior to those of our common shareholders.

        In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, in the past three years, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005 and 2007, issued an aggregate of $77,321,000 of Junior Subordinated Debentures as part of the issuance of $75,000,000 in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to our outstanding shares of common stock and our Series A Preferred Stock. The terms of these Junior Subordinated Debentures also restrict our ability to pay dividends on our common stock at any time we are in default under, or with respect to the Junior Subordinated Debentures issued in 2003, 2005 or 2007, have exercised our right to defer interest payments under the indentures governing these Junior Subordinated Debentures. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of these Junior Subordinated Debentures must be paid in full before any liquidating distributions may be made to the holders of our common and preferred stock. If we default under the terms of these Junior Subordinated Debentures or utilize our right to defer interest payments on the Junior Subordinated Debentures issued in 2003, 2005 or 2007, no dividends may be paid to holders of our common and preferred stock for so long as we remain in default or have deferred amounts remaining unpaid.

        On December 12, 2008, the Company issued $62,158,000 in Series A Preferred Stock and a warrant to the U.S. Treasury as part of the U.S. Treasury's Capital Purchase Program or "CPP". This $62.2 million investment from the U.S. Treasury, which is commonly referred to as Troubled Assets Relief Program ("TARP") investment, was part of the government strategy to counter the ongoing financial crisis and the possible prolonged economic downturn. The TARP investment was made to us in exchange for our 62,158 shares of our Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock. The preferred shareholder, the U.S. Treasury, has preference with respect to dividends and liquidation over our common shareholders. Similar to the Junior Subordinated Debentures, if we default the payment of dividends on our Series A Preferred Stock, no dividends may be paid to holders of our common stock for so long as we remain in default or have deferred amounts remaining unpaid.

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

Our failure to meet the challenges of successfully integrating the acquired Mirae Bank could potentially harm the operations of our combined organization.

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

  •
  Demonstrating to the customers of Mirae Bank and the customers of Wilshire State Bank that the acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined banks;

  •
  Consolidating and rationalizing corporate information technology and administrative infrastructures;

  •
  Coordinating sales and marketing efforts and strategies to effectively communicate the capabilities of the combined organization, especially to former Mirae Bank customers;

  •
  Persuading employees that the business cultures of Wilshire State Bank and the former Mirae Bank are compatible, maintaining employee morale and retaining key employees; and

  •
  Managing a complex integration process.

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

Continuing negative developments in the financial industry and U.S. and global credit markets may affect our operations and results.

        Negative developments in the U.S. financial market, its real estate section, and the securitization markets for the mortgage loans have resulted in uncertainty in the overall economy both domestically and globally. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have substantially declined and may continue to further decline. Bank and bank holding company stock prices generally have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. 2009 was a record year for bankruptcies and bank failures. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively affect our operations by restricting our business operations, including our ability to originate or sell loans, and adversely affect our financial performance.

Governmental responses to recent market disruptions may be inadequate and may have unintended consequences.

        In response to recent market disruptions, legislators and financial regulators have taken a number of steps to stabilize the financial markets. These steps include the enactment and partial implementation of the Emergency Economic Stabilization Act of 2008, the provision of other direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and expansion of deposit insurance coverage. The new administration and Congress have pursued additional initiatives in an effort to stimulate the economy and stabilize the financial markets, including the recent enactment of the American Recovery and Reinvestment Act of 2009 and the passage of a $787 billion Federal Stimulus Bill, and have altered the terms of some previously announced policies. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain. Should these or other legislative or regulatory initiatives fail to stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

        As a result of the continued deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation Basel II may be or what impact a pending alternative standardized approach to Basel II option for non-Basel II U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

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

        At December 31, 2009, approximately 83.4% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and flooding attributed to the weather phenomenon known as "El Nino." In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions in 2008 and 2009. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

        Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. In November 2007, our former Executive Vice President and Chief Financial Officer, resigned. Following his resignation, we engaged his replacement in April 2008. In addition, our Senior Vice President and Controller, was promoted to Senior Vice President and Deputy Chief Financial Officer in conjunction with the appointment of our new Chief Financial Officer. Furthermore, effective January 1, 2008, our former President and Chief Executive Officer retired. However, in connection with his retirement, we have entered into a consulting agreement providing for his continued service as an advisor for the Bank until May 2009. Following the retirement of our former Chief Executive Officer, we promoted our previous Executive Vice President and Chief Lending Officer to the position of President and Chief Executive Officer; and our prior Executive Vice President and SBA Manager, was promoted to Chief Lending Officer.

        For as long as we have shares of Series A Preferred Stock outstanding in connection with the U.S. Treasury's voluntary TARP Capital Purchase Program, we will be subject to the limitations on compensation included in EESA and ARRA. These restrictions may make it more difficult for us to retain certain of our key officers and employees because competitors who are not subject to the same restrictions may be able to offer more competitive salaries and/or benefits to these individuals. More information about the compensation limitations of EESA and AARA can be found in the section entitled "Supervision and Regulation—TARP Capital Purchase Program" in Item 1 of this Report.

We may be unable to manage future growth.

        We may encounter problems in managing our future growth. Our total assets at December 31, 2009, 2008, and 2007 were $3.44 billion, $2.45 billion, and $2.20 billion, respectively, representing an increase of $986.0 million, or 40.24% in 2009, and $253.3 million, or 11.53% in 2008. We currently intend to consider additional "de novo" branches and LPOs and to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise and be consistent with our deliberate expansion strategy. No assurance can be provided, however, that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings, and control costs. Any failure by us to accomplish these goals could risk interruptions in our business plans and could also adversely affect current operations.

Our expenses will increase as a result of increases in FDIC insurance premiums.

        The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at a 1.15% of estimated insured deposits. If this reserve ratio drops below 1.15%, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As a result of this reduced reserve ratio, on October 7, 2008, the FDIC adopted a restoration plan that would restore the reserve ratios to its required level of 1.15% over a seven-year period. There have also been increases in FDIC assessments resulting from its recently announced Temporary Liquidity Guaranty Program. If the economy continues to decline, the FDIC premiums may continue to increase in the future. Continued increases in FDIC insurance premiums m have an adverse effect on our earnings depleting capital reserves.

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

        As of February 26, 2010, our directors and executive officers, together with their respective affiliates, beneficially owned approximately 33% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders may have the ability to significantly influence the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

The market for our common stock is limited, and potentially subject to volatile changes in price.

        The market price of our common stock may be subject to significant fluctuation in response to numerous factors, including variations in our annual or quarterly financial results or those of our competitors, changes by financial research analysts in their evaluation of our financial results or those of our competitors, or our failure or that of our competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting us or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and have been unrelated to the operating performance of those companies. In addition, the sale by any of our large shareholders of a significant portion of that shareholder's holdings could have a material adverse effect on the market price of our common stock. Further, the issuance or registration by us of any significant amount of additional shares of our common stock will have the effect of increasing the number of outstanding shares or, in the case of registrations, the number of shares of our common stock that are freely tradable; any such increase may cause the market price of our common stock to decline or fluctuate significantly. Any such fluctuations may adversely affect the prevailing market price of the common stock.

We may experience impairment on goodwill.

        In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the Company, our estimates of goodwill fair value may be subject to change or adjustment and we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management's estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the Company's market capitalization falls below book value, we will update our valuation analysis to determine whether goodwill is impaired. No assurance can be given that goodwill will not be written down in future periods.

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

        Many of our customers are locally based Korean-Americans who also conduct business in South Korea. Although we conduct most of our business with locally-based customers and rely on domestically located assets to collateralize our loans and credit arrangements, we have historically had some exposure to the economy of South Korea in connection with certain portions of our loans and credit transactions with Korean banks. Such exposure has consisted of:

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

        As a result of the economic crisis in South Korea in the mid-1990's, management has continued to closely monitor our exposure to the South Korean economy and the activities of Korean banks with which we conduct business. To date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, there can be no assurance that our efforts to minimize exposure to downturns in the South Korean economy will be successful in the future, and another significant downturn in the South Korean economy could possibly result in significant credit losses for us.

        In addition, due to our customer base being largely made up of Korean-Americans, our deposit base could significantly decrease as a result of deterioration in the Korean economy. For example, some of our customers' businesses may rely on funds from South Korea. Further, our customers may temporarily withdraw deposits in order to transfer funds and benefit from gains on foreign exchange and interest rates, and/or to support their relatives in South Korea during downturns in the Korean economy. A significant decrease in our deposits could also have a material adverse effect on our financial condition and results of operations.

Additional shares of our common stock issued in the future could have a dilutive effect.

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorizes the issuance of 80,000,000 shares of common stock. As of February 26, 2010, there were approximately 29,415,657 shares of our common stock issued and outstanding, 1,644,900 shares of our authorized but unissued shares of common stock are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," 949,460 shares of our authorized but unissued shares of common stock are reserved for issuance upon exercise of the warrant that we issued to the U.S. Treasury in connection with our participation in the TARP Capital Purchase Program, plus an additional 256,180 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 46,318,478 shares of our common stock remain authorized (not reserved for stock options and are available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock previously issued and preferred stock issued in the future could have dilutive and other effects.

        On December 12, 2008, we received $62,158,000 from the U.S. Treasury as part of the federal government's Capital Purchase Program. In exchange for the federal funding, we issued 62,158 shares of Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, to the U.S. Treasury. As of February 26, 2010, there were of 62,158 shares of our Series A Preferred Stock that were issued and outstanding.

        Shares of our preferred stock eligible for future issuance and sale also could have a dilutive effect on the market for the shares of our common stock, especially because of the fact that the preferred shares would have seniority with respect to our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. As of December 31, 2009, the total number of shares of authorized but unissued preferred stock was 4,937,842. The Board of Directors could authorize the issuance of such preferred shares at any time in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock may be determined by resolution of our Board of Directors without the need for shareholder approval.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consists of approximately 42,255 square feet as of the date of this report. This lease expires March 31, 2015, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rents for this lease is currently $50,336.

        We have 23 full-service branch banking offices in Southern California, Texas, New Jersey, and New York. We also lease 5 separate LPOs in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; and Annandale, Virginia. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Wilshire Office 3200 Wilshire Blvd. Suite 103 Los Angeles, CA	Leased	7,426	N/A	$10,545	Branch Office	March 2015 [w/right to extend for two consecutive 5-year periods]

Rowland Heights Office 19765 E. Colima Road Rowland Heights, CA	Leased	2,860	N/A	$8,729	Branch Office	May 2011 [w/right to extend for two consecutive 5-year periods]

Western Office 841 South Western Ave. Los Angeles, CA	Leased	4,950	N/A	$23,539	Branch Office	June 2010 [w/right to extend for one 5-year period]

Olympic Office 2140 West Olympic Blvd. Los Angeles, CA	Leased	9,247	N/A	$13,871	Branch Office	August 2019 [w/right to extend for two 5-year period]

Valley Office 8401 Reseda Blvd. Northridge, CA	Leased	7,350	N/A	$11,760	Branch Office	October 2017 [w/right to extend for two consecutive 5-year periods]

Van Nuys 9700 Woodman Ave., # A-6 Arleta, CA	Leased	1,150	N/A	$2,243	Branch Office	March 2015 [w/right to extend for two consecutive 5-year periods]

Downtown Office 401 East 11th St. Suite 207-211 Los Angeles, CA	Leased	5,500	N/A	$15,400	Branch Office	June 2019 [w/right to extend for two 5-year period]

Cerritos Office 17500 Carmenita Road Cerritos, CA	Leased	5,702	N/A	$9,000	Branch Office	January 2017 [w/right to extend for two 5-year period]

Gardena Office 15435 South Western Ave. St. 100 Gardena, CA	Leased	4,150	N/A	$11,509	Branch Office	November 2010 [w/right to extend for two consecutive 5-year periods]

Rancho Cucamonga Office 8045 Archibald Ave. Rancho Cucamonga,CA	Leased	3,000	N/A	$6,407	Branch Office	November 2010 [w/right to extend for two consecutive 5-year periods]

City Center Office 3500 West 6th Street #201 Los Angeles, CA	Leased	3,538	N/A	$17,690	Branch Office	February 2012 [w/right to extend for three consecutive 5-year periods]

Irvine Office 14451 Red Hill Ave. Tustin, CA	Leased	1,960	N/A	$10,450	Branch Office	June 2013 [w/right to extend for one 5-year period]

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent	Use	Lease Expiration
Mid-Wilshire Office 3832 Wilshire Blvd. Los Angeles, CA	Leased	3,382	N/A	$11,136	Branch Office	December 2012

Fashion Town Office 1300 S. San Pedro Street Los Angeles, CA	Leased	3,208	N/A	$6,163	Branch Office	March 2014 [w/right to extend for two consecutive 5-year periods]

Fullerton Office 5254 Beach Blvd. Buena Park, CA	Leased	1,440	N/A	$4,579	Branch Office	July 2009 [w/right to extend for two consecutive 5-year periods]

Huntington Park Office 6350 Pacific Blvd. Huntington Park, CA	Purchased in 2000	4,350	$710,000	N/A	Branch Office	N/A

Torrance Office 2390 Crenshaw Blvd. #D Torrance, CA	Leased	2,360	N/A	$6,634	Branch office	June 2019 [w/right to extend for two consecutive 5-year periods]

Garden Grove Office 9672 Garden Grove Blvd. Garden Grove, CA	Purchased in 2005	2,549	$1,535,500	N/A	Branch Office	N/A

Manhattan Office 308 Fifth Ave. New York , NY	Leased	7,544	N/A	$30,971	Branch Office	September 2019 [w/right to extend for one consecutive 5-year periods]

Bayside Office 210-16 Northern Blvd. Bayside, NY	Leased	2,445	N/A	$14,061	Branch Office	April 2012 [w/right to extend for three consecutive 5-year periods]

Flushing Office 150-24 Northern Blvd. Flushing, NY	Leased	2,300	N/A	$13,390	Branch Office	October 2018 [w/right to extend for two consecutive 5-year periods]

Fort Lee Office 215 Main Street Fort Lee, NJ	Leased	2,264	N/A	$10,479	Branch Office	May 2017 [w/right to extend for one 5-year period]

Dallas Office 2237 Royal Lane Dallas, Texas	Purchased in 2003	7,000	$1,325,000	N/A	Branch Office & LPO Office	N/A

Denver Office 2821 S. Parker Road #415 Aurora, CO	Leased	1,135	N/A	$1,513	LPO Office	September 2011 [w/right to extend for one 3-year period]

Atlanta Office 4864 Jimmy Carter Blvd., #202 Norcross, GA	Leased	924	N/A	$2,000	LPO Office	December 2010 [w/right to extend for two 1-year period]

Houston Office 9801 Westheimer #801 Houston, TX	Leased	1,096	N/A	$2,146	LPO Office	March 2011 [w/right to extend for one 3-year period]

Fort Worth Office 7553 Boulevard 26 N. Richland Hills, TX	Purchased	3,500	$1,100,000	N/A	Branch Office	N/A

Annandale Office 7535 Little River Turnpike #310A Annandale, VA	Leased	1,150	N/A	$2,025	LPO Office	May 2010 [w/right to extend for one 2-year period]

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

        The information in the following table sets forth, for the quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Select Market:

	Closing Sale Price
	High	Low
Year Ended December 31, 2009
First Quarter	$8.99	$3.34
Second Quarter	$6.56	$3.95
Third Quarter	$9.43	$5.75
Fourth Quarter	$8.50	$6.42
Year Ended December 31, 2008
First Quarter	$8.37	$6.63
Second Quarter	$9.94	$6.18
Third Quarter	$14.99	$7.96
Fourth Quarter	$13.98	$5.95

        On February 26, 2010, the closing sale price for the common stock was $9.40, as reported on the NASDAQ Global Select Market.

Shareholders

        As of February 26, 2010, there were 149 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

        It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our common shareholders beginning in the first quarter of 2005. While we currently pay cash dividends on our common stock, as well as to the holders of our Series A Preferred Stock pursuant to our agreements under the TARP Capital Purchase Program, all dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend to our common shareholders must also comply with the restrictions in our outstanding Junior Subordinated Debentures and our Series A Preferred Stock described earlier in this Report, as well as applicable bank regulations.

        The following table shows cash dividends to our common shareholders declared by Wilshire Bancorp the two years ended December 31, 2009:

Declaration Date	Payable Date	Record Date	Amount
February 28, 2008	April 15, 2008	March 31, 2008	$0.05 per share
May 29, 2008	July 15, 2008	June 30, 2008	$0.05 per share
September 2, 2008	October 15, 2008	September 30, 2008	$0.05 per share
December 2, 2008	January 15, 2009	December 31, 2008	$0.05 per share
February 23, 2009	April 15, 2009	March 31, 2009	$0.05 per share
May 28, 2009	July 15, 2009	June 30, 2009	$0.05 per share
August 28, 2009	October 15, 2009	September 30, 2009	$0.05 per share
November 23, 2009	January 15, 2010	December 31, 2009	$0.05 per share

        The following table shows cash dividends to US Treasury for our preferred stocks for the year ended December 31, 2009:

Date Paid	Period	Rate	Amount paid
February 16, 2009	Dec 12, 2008 - Feb 15, 2009	5.00%	$543,883
May 15, 2009	Feb 16, 2009 - May 15, 2009	5.00%	$776,975
August 17, 2009	May 16, 2009 - Aug 15, 2009	5.00%	$776,975
November 16, 2009	Aug 16, 2009 - Nov 15, 2009	5.00%	$776,975

        Our ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to us. The ability of the Bank to pay dividends on its common stock is restricted by the California Financial Code, the FDIA, and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income for the last three fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner of Department of Financial Institutions, in an amount not exceeding the greatest of:

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

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Option Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Option Plan, there were stock options outstanding to purchase 1,198,650 shares of our common stock as of December 31, 2009.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in February 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 256,180 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2009 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,404,390	$9.86	1,666,400
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	2,404,390	$9.86	1,666,400

        Future grants of stock options under the 2008 plan may be subject to the limitations of EESA for as long as shares of our Series A Preferred Stock are outstanding. EESA prohibits us from accruing any bonus, retention award, or incentive compensation to at least the five most highly compensated employees of the Company (or such higher number of employees as the U.S. Treasury may determine). Although the interpretation of what specifically constitutes "incentive compensation" is not clear, it is likely that we will not be able to grant additional stock options to at least our five most highly compensated employees during the time that we have shares of Series A Preferred Stock outstanding.

Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) of the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada, and Alaska. Both the $1 Billion - $5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

TOTAL RETURN PERFORMANCE

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Wilshire Bancorp Inc	$100.00	$105.07	$117.19	$49.38	$58.35	$54.29
NASDAQ© Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL© $1B - $5B Bank Index	100.00	98.29	113.74	82.85	68.72	49.26
SNL© Western Bank Index	100.00	104.11	117.48	98.12	95.54	87.73

Source: SNL Financial LC, Charlottesville, VA

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

        In December 2008, we issued 62,158 shares of newly designated Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, and an attached warrant exercisable initially for 949,460 shares of our common stock, with an exercise price of $9.82 per share, to the U.S. Treasury in exchange for the U.S. Treasury's $62.2 million investment in the TARP Capital Purchase Program. In issuing these shares, we relied upon the exemption from registration set forth in Section 4(2) of the Securities Act and the applicable Regulation D provisions promulgated thereunder.

Issuer Purchase of Equity Securities

        In July 2007, our board of directors authorized a stock repurchase program, under which up to $10 million outstanding common shares in the open market can be repurchased by Wilshire Bancorp for a period of twelve months ending on July 31, 2008. Under the plan, we repurchased a total of 127,425 shares at an average price of $9.91. All of these shares were repurchased during 2007. During 2008, there were no repurchases under the program. This program completed its term and expired on July 31, 2008.

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2009. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Summary Statement of Operations Data:
Interest income	$158,354	$148,633	$157,636	$141,400	$97,289
Interest expense	58,891	66,014	76,286	64,823	34,341
Net interest income before provision for losses on loans and loan commitments	99,463	82,619	81,350	76,577	62,948
Provision for losses on loans and loan commitments	68,600	12,110	14,980	6,000	3,350
Noninterest income	57,316	20,646	22,584	26,400	20,478
Noninterest expenses	57,369	48,400	44,839	41,232	33,563
Income before income taxes	30,810	42,755	44,115	55,745	46,513
Income taxes	10,686	16,282	17,309	21,803	18,753
Preferred stock cash dividend and accretion of preferred stock	3,620	155	—	—	—
Net income available to common shareholders	16,504	26,318	26,806	33,942	27,760
Per Common Share Data:(1)
Net income available to common shareholders:
Basic	$0.56	$0.90	$0.91	$1.17	$0.97
Diluted	$0.56	$0.90	$0.91	$1.16	$0.96
Book value per common share	$7.01	$6.65	$5.87	$5.12	$3.95
Weighted average common shares outstanding:
Basic	29,413,804	29,368,762	29,339,454	28,986,217	28,544,474
Diluted	29,423,779	29,407,388	29,449,211	29,330,732	28,913,542
Year end common shares outstanding	29,415,657	29,413,757	29,253,311	29,197,420	28,630,600

(1)
As adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend, issued in December 2004.

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007	2006	2005
Summary Statement of Financial Condition Data (Year End):
Total loans, net of unearned income(1)	$2,427,441	$2,051,528	$1,809,050	$1,560,539	$1,262,560
Allowance for loan losses	62,130	29,437	21,579	18,654	13,999
Other real estate owned	3,797	2,663	133	138	294
Total assets	3,435,997	2,450,011	2,196,705	2,008,484	1,666,273
Total deposits	2,828,215	1,812,601	1,763,071	1,751,973	1,409,465
Federal Home Loan Bank advances(2)	232,000	260,000	150,000	20,000	61,000
Junior subordinated debentures	87,321	87,321	87,321	61,547	61,547
Total shareholders' equity	266,136	255,060	171,786	149,635	113,104
Performance ratios:
Return on average total equity(2)	7.42%	14.14%	16.33%	25.51%	27.21%
Return on average common equity(3)	7.80%	14.30%	16.33%	25.51%	27.21%
Return on average assets(4)	0.67%	1.14%	1.31%	1.85%	1.92%
Net interest margin(5)	3.60%	3.81%	4.28%	4.51%	4.71%
Efficiency ratio(6)	36.59%	46.87%	43.14%	40.04%	40.23%
Net loans to total deposits at year end	83.63%	111.56%	101.38%	88.01%	88.58%
Common dividend payout ratio	35.65%	22.34%	21.98%	17.09%	16.48%
Capital ratios:
Average common shareholders' equity to average total assets	7.08%	7.89%	8.01%	7.26%	7.05%
Tier 1 capital to quarter-to-date average total assets	9.77%	13.25%	10.36%	9.79%	9.39%
Tier 1 capital to total risk-weighted assets	14.37%	15.36%	11.83%	11.81%	11.60%
Total capital to total risk-weighted assets	15.81%	17.09%	14.58%	13.63%	14.41%
Asset quality ratios:
Nonperforming loans to total loans(7)	2.92%	0.76%	0.59%	0.44%	0.20%
Nonperforming assets(8) to total loans and other real estate owned	3.07%	0.89%	0.60%	0.45%	0.22%
Net charge-offs (recoveries) to average total loans	1.73%	0.26%	0.66%	0.06%	0.03%
Allowance for loan losses to total loans at year end	2.56%	1.43%	1.19%	1.20%	1.11%
Allowance for loan losses to nonperforming loans	87.78%	189.27%	203.55%	272.38%	567.15%

(1)
Total loans is the sum of loans receivable and loans held for sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs).

(2)
At December 31, 2009 our borrowing limit with the Federal Home Loan Bank was $945.6 million, with $713.6 million in borrowing capacity remaining.

(3)
Net income divided by average total shareholders' equity.

(4)
Net income available to common shareholders divided by average common shareholders' equity.

(5)
Net income divided by average total assets.

(6)
Represents net interest income as a percentage of average interest-earning assets.

(7)
Represents the ratio of noninterest expense to the sum of net interest income before provision for losses on loans and loan commitments and total noninterest income.

(8)
Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more, and restructured loans.

(9)
Nonperforming assets consist of nonperforming loans (see footnote no. 8 above), and other real estate owned.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2009. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

  Introduction

        Wilshire Bancorp, Inc. succeeded to the business and operations of Wilshire State Bank (the "Bank") upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Prior to the completion of the reorganization, the Bank was subject to the information, reporting, and proxy statement requirements of the Exchange Act, pursuant to the regulations of its primary regulator, the FDIC. Accordingly, the Bank filed annual and quarterly reports, proxy statements, and other information with the FDIC. Pursuant to Rule 12g-3 of the Exchange Act, the Company has succeeded to the reporting obligations of the Bank and the reporting obligations of the Bank to the FDIC have terminated. Filings by the Company under the Exchange Act, like this Form 10-K, are to be made with the SEC. Note that while we refer generally to the Company throughout this filing, all references to the Company prior to August 26, 2004, except where otherwise indicated, are to the Bank.

        We operate a community bank in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

        At December 31, 2009, we had approximately $3.44 billion in assets, $2.43 billion in total loans, and $2.83 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the East Coast market.

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

        In July 2007, we acquired a branch of Royal Bank America ("RBA") in Fort Lee, New Jersey in exchange for our branch at Flushing, New York. In this branch exchange transaction, we purchased selected fixed assets and assumed selected liabilities, including a portion of the Bank's time deposits. As consideration, we transferred to RBA selected intangible and fixed assets, and selected liabilities, including a portion of time deposits, intangible liabilities, and lease obligations. The amounts involved in this transaction were insignificant except for the time deposits exchanged. In the branch exchange transaction, both parties transferred deposit liabilities in the amount of approximately $6 million. The branch exchange transaction was accounted for as an exchange of assets and liabilities. The Fort Lee, New Jersey loan portfolio has grown 156.4% to $16.9 million as of December 31, 2009, as compared with the prior year end. Deposit growth at the Fort Lee branch has also exceeded our expectation, and increased 164.0% to $87.1 million as of December 31, 2009, as compared with the prior year end.

        Subsequent to the branch exchange in July 2007, we opened a new Bayside branch in New York to compensate for the loss of our Flushing branch. However, in 2009 a branch in Flushing, New York was opened which resulted in further expansion of our banking service and market coverage in the State of New Jersey and the greater New York City metropolitan area. Similar to the New Jersey (Fort Lee)

branch, the loan portfolio of our four New York branches including Fort Lee has grown to $161.6 million at December 31, 2009 from $25.7 after the acquisition of Liberty Bank of New York. Our deposit portfolio in the New York branches has also experienced significant growth, up over 481.8% from $50.5 million at the time of the acquisition to $293.8 million at the end of 2009.

        In addition to our expansion into the New York/New Jersey area, we further expanded our banking network within the state of California. In August 2008, we opened our new City Center branch office in Los Angeles, California. To improve operating efficiency, we also merged a market branch in Rancho Cucamonga, California, into a neighboring branch in the same city during December 2008.

        On June 26, 2009, we acquired the banking operations of Mirae Bank from the FDIC, who had been named receiver of the institution. We acquired approximately $395.6 million in assets and assumed $374.0 million in liabilities. This included $285.7 million in loans, and $293.4 million in deposits in addition to five branch offices. The integration of former Mirae was successfully completed in the third quarter of 2009, during which 4 out of the 5 branches were closed as a result of their close proximity to our office locations. Even with the branch closures, the retention rate for former Mirae deposit customers remained high.

        Over the past several years, our network of branches and LPOs has expanded geographically. We currently maintain twenty-three branch offices and five LPOs. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using planning and market analysis, and as our needs and resources permit.

        In December 2002, the Bank issued $10 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77,321,000 of Junior Subordinated Debentures in connection with a $75,000,000 trust preferred securities issuance by statutory trusts wholly-owned by the Company. We believe that the supplemental capital raised in connection with the issuance of these debentures allowed us to achieve and maintain our status as a well-capitalized institution and sustained our continued loan growth.

        In December 2008, we issued 62,158 shares of newly designated Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, and an attached warrant exercisable initially for 949,460 shares of our common stock, with an exercise price of $9.82 per share, to the U.S. Treasury in exchange for the U.S. Treasury's $62.2 million investment in the TARP Capital Purchase Program. This additional capital infusion from the United States government further strengthened our capital ratios, allowing us to continue to assist the financial markets with much needed liquidity via careful lending to qualified borrowers.

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

2009 Key Performance Indicators

        We believe the following were key indicators of our performance for our operations during 2009:

  •
  Our total assets grew to $3.44 billion at the end of 2009, or an increase of 40.2% from $2.45 billion at the end of 2008.

  •
  Our total deposits grew to $2.83 billion at the end of 2009, or an increase of 56.0% from $1.81 billion at the end of 2008.

  •
  Our total loans grew to $2.43 billion at the end of 2009, or an increase of 18.3% from $2.05 billion at the end of 2008.

  •
  Total net interest income increased to $99.5 million in 2009, or an increase of 20.4% from $82.6 million in 2008. The increase in net interest income was a result of decrease in deposit, FHLB advances, and other borrowing expenses.

  •
  Total noninterest income increased to $57.3 million in 2009, or an increase of 177.6% from $20.6 million in 2008. A large portion of the increase is attributable to a gain of $21.7 million as a result of the Mirae Bank acquisition. However, not including the gain from the acquisition, noninterest income increased by 72.6% due to increases in gains that resulted from the sales of securities and loans.

  •
  Total noninterest expense increased to $57.4 million in 2009 or 18.5% from $48.4 million in 2008. The increase is mainly due to an increase in our FDIC deposit insurance premium, premise expense, and other expenses as a result of our growth. Nonetheless, due to our continuous efforts in minimizing operating expenses, noninterest expenses as a percentage of average assets were lowered to 1.9% in 2009 from 2.1% in 2008.

  •
  Our efficiency ratio (the ratio of noninterest expense to the sum of net interest income before provision for losses on loans and loan commitments and total noninterest income) improved by over 10%, decreasing to 36.6% at 2009, compared to an efficiency ratio of 46.9% for the 2008.

        Net income available for common shareholders for 2009 decreased to $16.5 million or $0.56 per diluted common share, as compared with $26.3 million, or $0.90 per diluted common share in 2008. The decrease in net income is primarily attributable to higher than expected provisions for losses on loans and loan commitments in 2009. Compared to 2008, provisions increased by $56.5 million to $68.6 million in 2009. The increase in provisions for losses on loans and loan commitments is a result of credit quality issues and management's proactive stance to address these credit concerns as quickly as possible through sales, charge-offs, modifications, and resolutions with customers.

2010 Outlook

        Although the economic indicators point towards modest growth and economic expansion in 2010, we will continue to take a cautious approach on our outlook for 2010. As a result of downturns in the commercial and residential real estate market, assets quality on CRE loans contributed to our higher delinquency and non-accrual rates in 2009. We expect this trend to continue in 2010. However, management has taken proactive approach by acquiring updated appraisals on CRE loan collateral and stress testing CRE loans during 2009. We believe the commercial real estate market may face increased deterioration, although not at the level experienced in 2008 and 2009.

        On a micro economic level within our own business, we plan to continue to focus on management of our net interest margin and the resolution of credit issues. Notwithstanding the overall national economy, we believe that there will be slower but continual economic growth in our niche market areas, which includes the Korean-American business sectors located in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We expect that this growth will be mainly attributable to an anticipated capital influx from the Republic of Korea because of the successful passage of the Republic of Korea—United States Free Trade Agreement in October 2008, and admission of Korea into the United States' Visa Waiver Program in November 2008. Accordingly, we therefore believe that we will continue to grow, but assume that such growth will be at a more controlled pace than we have experienced in the past. The reduction in our growth rate is expected to result in a healthier balance sheet, as we expect to see fewer non-performing loans. Hence, our asset base is expected to be of better quality with more core-deposits than we experienced in 2009.

        We will continue to consider opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching and regional LPOs. One of our strategies for growth in the futures lies with the East Coast branches. We continue to experience steady growth in this region and we believe that the East Coast will be a critical part of our planned expansion strategy, especially in the East Coast market of the U.S. because of its high level of small business activity and diverse population. In addition, we will continue to focus on streamlining our operations so that our expenses do not outpace the overall growth of our business.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based upon our financial statements, and has been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. In particular, we have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for loan losses, the treatment of non-accrual loans, the valuation of properties acquired through foreclosure, the valuation of retained interests and mortgage servicing assets related to the sales of SBA loans, and the treatment and valuation of stock-based compensation and business combination. In each area, we have identified the variables most important in the estimation process. We have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and impact net income.

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

        Under ASC 320-10, formerly (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), investment securities that management has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

        The classification and accounting for investment securities are discussed in detail in Notes 1 and 4 of the consolidated financial statements presented elsewhere in this report Under ASC 320-10, Accounting for Certain Investments in Debt and Equity Securities, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to market prices obtained from an independent external pricing service provider. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform an analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions. As a result, certain securities are priced via independent broker quotations which utilize inputs that may be difficult to corroborate with observable market based data. Additionally, the majority of these independent broker quotations are non-binding.

        We are obligated to assess, at each reporting date, whether there is an other than temporary impairment to our investment securities. Impairments related to credit issued must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgment and assumptions. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2009. Investment securities are discussed in more detail in Note 1 and 4 of our consolidated financial statements presented later in this report.

        As required under Financial Accounting Standards Board ("FASB") ASC 320-10 which was previously Emerging Issues Task Force ("EITF") 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets, and EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making its other-than-temporary impairment assessment for our portfolio of residual securities and pooled trust preferred securities. We consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

        As of December 31, 2009 and December 31, 2008, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 and 2008 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 and 2008 until the market value recovers or the securities mature.

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

        We allocate the book value of the related loans among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following. The amount received for the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting its future cash flows over the estimated life of the loan. We calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at an above average discount rate and a range of constant prepayment rates of the related loans.

        We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs), and (ii) interest-only strip, or "I/O strip," receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Prior to December 31, 2006, the servicing asset was amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. On January 1, 2007, we adopted ASC 860-50 (formerly SFAS No. 156, Accounting for Servicing of Financial Assets), and selected a fair value measurement method to measure our servicing assets and liabilities and recognized a onetime increase in their fair value of $80,000, net of tax effects. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

        We base our allowance for loan losses on an estimate of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

  •
  the specific review of individual loans in accordance with ASC 310-10 (formerly Statement of Financial Accounting Standards (SFAS) No.114, Accounting by Creditors for Impairment of a Loan),

  •
  the segmenting and reviewing of loan pools with similar characteristics in accordance with ASC 450-10 (SFAS No. 5, Accounting for Contingencies), and

  •
  our judgmental estimate based on various qualitative factors.

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

        The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with ASC 450-10. We perform loss migration analysis and calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

        In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have no impact to our loss migration analysis. However, if information exists to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. We use a credit risk matrix to determine the impact to the loss migration analysis. This matrix enables management to adjust the general allocation based on the loss migration ratio. The factors currently considered are, but are not limited to: concentration of credit, delinquency trend, nature and volume of loan trend, non-accrual and problem loan trends, loss and recovery trend, quality loan review, lending and management staff, lending policies and procedures, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor. The evaluation of the inherent loss with respect to these factors is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio components.

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

Other Real Estate Owned

        Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the estimated fair value less the selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower than the loan balance. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less cost to sell. The determination of a property's estimated fair value incorporates (i) revenues projected to be realized from disposal of the property, (ii) construction and renovation costs, (iii) marketing and transaction costs, and (iv) holding costs (e.g., property taxes, insurance and homeowners' association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Bank Owned Life Insurance ("BOLI") Obligation

        Under ASC 715-60-35 (formerly EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements), an employer is required to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. ASC 715-60-35 is effective as of the beginning of the entity's first fiscal year after December 15, 2007. We adopted ASC 715-60-35 on January 1, 2008 using the latter option based on the future death benefit. Upon this adoption, we recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to our current year's beginning equity. During the year of 2008, the increases in BOLI expense and liability related to the adoption of ASC 715-60-35 was $144,000, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements. BOLI expenses and liability related to the adoption of ASC 715-60-35 for 2009 amounted to $870,000.

Goodwill and Intangible Assets

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York, and from the Mirae Bank acquisition. As of December 31, 2009 goodwill stood unchanged from the previous year at $6.7 million, all of which is related to the Liberty Bank acquisition located in the East Coast. $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. Core deposit intangibles had cost bases of $1.0 million each related to the Liberty Bank and Mirae Bank transaction.

        In accordance with ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather is subject to impairment testing at least annually. Our impairment analysis of goodwill is calculated in accordance with ASC 820 using a combination of the "Market Approach" and "Income Approach" and is discussed in more detail in Note 15. We tested goodwill for impairment as of December 31, 2009 and found no impairment adjustment was needed.

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

        We record net tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize deferred income tax assets in the future in excess of the net recorded amount, we would make an adjustment to reduce the current period provision for income taxes.

        Our effective tax rates were often lower than the statutory rates. This was mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of BOLI and low income housing tax credit funds.

        In 2007, we adopted the provision of FASB ASC 740-10-25 (formerly Financial Interpretation No. ("FIN") 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, which is now codification reference 740-10, Income Taxes. ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As a result of the implementation of the Interpretation, the Company recognized an increase in the liability for unrecognized tax benefit of $123,000 and no related interest. As of December 31, 2009, the total unrecognized tax benefit that would affect the effective rate if recognized was $259,000, and related interest was $19,000.

Stock-Based Compensation

        We issued stock-based compensation to certain employees, officers, and directors. On January 1, 2006, we adopted ASC 718-10 (formerly SFAS 123R, Share-Based Payment), for stock based compensation. ASC 718-10 allows for two alternative transition methods. We follow the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased, or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding as of January 1, 2006 are recognized as the requisite services are rendered on or after January 1, 2006. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

SBA Guaranteed Loan Sales

        In December 2009, FASB issued Accounting Standards Update "ASU" 2009-16 Accounting for Transfers of Financial Assets, to codify FASB 166. Statement 166 is revision to Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Codified at ASC 860-20, the guidance requires more information about transfer of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. The statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows, and a transferor's continuing involvement, if any, in transferred financial assets.

        As of January 1, 2010 (implantation date), the guidance has changed the Company's categorization of SBA guaranteed portions of loans sold to third parties purchasers. Due to the following recourse provisions, sales accounting will not be applied to these transactions:

  1.
  If borrower makes the first three payments required by the note after the warranty date (the date the agreement is settled by the Bank and Registered Holder through FTA) in which they are due and the payments are the full amounts required by the note, the Bank has no liability to refund the premium.

  2.
  If the borrower prepays the loan for any reason within the 90 days of the warranty date, the Bank must refund any premium received.

  3.
  If the Bank fails to make the first three monthly payments due after the warranty date and the borrower enters uncured default within 275 calendar days from the warranty date, the Bank shall refund any premium received. Borrower payments must be received by the Bank in the month in which they are due and must be full payments as defined in the Borrower's note.

If a transfer of a portion of a loan does not meet the participation definition, the transfer is treated as a secured borrowing with a pledge of collateral. Prior to the issuance of this statement, SBA guaranteed portions sold to third parties were treated as loans before and after the sale of the loan as sales accounting treatment was applied. However under the new guidance, we now classify SBA guaranteed portions of loans as secured borrowings. As a result of the new guidance, the recognition of gain on sale of SBA guaranteed loans will be delayed by at least 90 days until the recourse provision expires, and during that period, the loan balances will be grossed-up and payment received will be accounted for as secured borrowings.

 Results of Operations

Net Interest Income and Net Interest Margin

        Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board.

        Our average net loans were $2.22 billion in 2009, as compared with $1.93 billion in 2008 and $1.65 billion in 2007, representing similar increases of 14.8% in 2009 and 17.2% 2008, respectively, from each of the prior annual periods. Average interest-earning assets were $2.78 billion in 2009, as compared with $2.17 billion in 2008 and $1.90 billion in 2007, representing increases of 28.0% and 14.3% in 2009 and 2008, respectively, from each of the prior annual periods. Our average interest-bearing deposits also increased by 35.7% to $2.0 billion in 2009, as compared with $1.45 billion in 2008, after increasing 1.8% in 2008 from $1.42 billion in 2007. Together with other borrowings (see "Financial Condition-Deposits and Other Sources of Funds" below), average interest-bearing liabilities increased by 29.7% to $2.36 billion in 2009, as compared with $1.82 billion in 2008, after increasing by 17.9% in 2008 from $1.54 billion in 2007.

        The Federal Reserve Board's rate decreases in 2008 resulted in a decrease in our average yield on interest-earning assets to 6.84% in 2008 from 8.29% in 2007. Since the last rate reduction on December 16, 2008, the current federal funds rate has been 0.00% to 0.25%, an unprecedentedly low level and has remained without change throughout 2009. Accordingly, the average yield on interest-earning assets again decreased to 5.72% in 2009. During the same time periods, the rates for deposits in our local markets remained competitive, which required us to closely monitor our cost of funds so that it would be in line with our yield on assets. Our average yield on interest earning assets decreased 112 basis points to 5.72% in 2009 from 6.84% in 2008 and 8.29% in 2007. However, due to balance increases in CRE loans and securities, interest income increased 6.5% to $158.3 million in 2009, compared to $148.6 million in 2008. Interest expense meanwhile, decreased 10.8% to $58.9 million in 2009, as compared with $66.0 million in 2008. In 2008, interest income contracted 5.7% to $148.6, as compared with $157.6 million in 2007. Interest expense experienced a larger decrease to $66.0 million or -7.9% in 2008 from $76.3 million in 2007.

        The combined result of our growth particularly in core deposits, and careful monitoring efforts with respect to cost of funds resulted in an increase in our net interest income. Net interest income before provision for losses on loan and loan commitments increased 20.4%, or $16.8 million, to $99.5 million in 2009, following an increase of 1.6%, or $1.3 million in 2008 to $82.6 million from $81.4 million in 2007. As a result of our lowered cost of funds in 2009, our net interest spread slightly increased from 3.21% in 2008 to 3.22% in 2009, but was still down from 3.35% in 2007. Net interest margin continued to deteriorate in 2009 decreasing to 3.60% compared to 3.81% in 2008 and 4.28% in 2007.

        The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Net loans(1)	$2,219,675	$139,295	6.28%	$1,933,048	$137,630	7.12%	$1,649,130	$144,740	8.78%
Securities of government sponsored enterprises	393,419	15,029	3.82%	212,126	10,035	4.73%	173,581	8,765	5.05%
Other investment securities(2)	35,786	1,544	6.29%	15,355	714	5.70%	25,392	1,210	4.77%
Federal funds sold	133,811	2,486	1.86%	13,262	254	1.91%	54,026	2,921	5.41%

Total interest-earning assets	2,782,691	158,354	5.72%	2,173,791	148,633	6.84%	1,902,129	157,636	8.29%
Total noninterest-earning assets	204,674			157,238			147,205

Total assets	$2,987,365			$2,331,029			$2,049,334

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	$584,054	$13,842	2.37%	$402,323	$13,147	3.27%	$445,130	$20,090	4.51%
Super NOW deposits	20,546	177	0.86%	21,290	286	1.34%	22,511	297	1.32%
Savings deposits	55,639	1,932	3.47%	38,250	1,297	3.39%	29,816	710	2.38%
Time deposits of $100,000 or more	944,012	23,145	2.45%	797,404	29,840	3.74%	776,697	40,516	5.22%
Other time deposits	357,590	9,594	2.68%	186,639	7,342	3.93%	146,837	7,153	4.87%
FHLB borrowings and other borrowings	312,009	7,073	2.27%	287,566	9,287	3.23%	49,407	2,067	4.18%
Junior subordinated debenture	87,321	3,128	3.58%	87,321	4,815	5,51%	73,904	5,453	7.38%

Total interest-bearing liabilities	2,361,171	58,891	2.50%	1,820,793	66,014	3.63%	1,544,302	76,286	4.94%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	333,568			298,163			315,177
Other liabilities	21,429			24,833			25,718

Total noninterest-bearing liabilities	354,997			322,996			340,895
Shareholders' equity	271,197			187,240			164,137

Total liabilities and shareholders' equity	$2,987,365			$2,331,029			$2,049,334

Net interest income		$99,463			$82,619			$81,350

Net interest spread(3)			3.22%			3.21%			3.35%

Net interest margin(4)			3.60%			3.81%			4.28%

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $2,692,000, $4,155,000, and $6,692,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)
Represents tax equivalent yields, non-tax equivalent yields for 2009, 2008, and 2007 were 4.32%, 4.65%, and 4.77%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2009 vs. 2008 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2008 vs. 2007 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$19,062	$(17,397)	$1,665	$22,675	$(29,785)	$(7,110)
Securities of government sponsored enterprises	7,229	(2,235)	4,994	1,851	(581)	1,270
Other Investment securities	885	(55)	830	(467)	(29)	(496)
Federal funds sold	2,240	(8)	2,232	(1,437)	(1,230)	(2,667)
Interest-earning deposits	—	—	—	—	—	—

Total interest income	29,416	(19,695)	9,721	22,622	(31,625)	(9,003)

Interest expense:
Money market deposits	4,924	(4,229)	695	(1,794)	(5,149)	(6,943)
Super NOW deposits	(10)	(99)	(109)	(16)	5	(11)
Savings deposits	602	33	635	235	352	587
Time deposit of $100,000 or more	4,829	(11,524)	(6,695)	1,054	(11,730)	(10,676)
Other time deposits	5,138	(2,886)	2,252	1,721	(1,532)	189
FHLB borrowings and other borrowings	737	(2,951)	(2,214)	7,793	(573)	7,220
Junior subordinated debenture	—	(1,687)	(1,687)	886	(1,524)	(638)

Total interest expense	16,220	(23,343)	(7,123)	9,879	(20,151)	(10,272)

Change in net interest income	$13,196	$3,648	$16,884	$12,743	$(11,474)	$1,269

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $2,692,000, $4,155,000, and $6,692,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

Provision for Loan Losses and Provision for Loan Commitments

        In anticipation of credit risks inherent in our lending business and the recent ongoing financial crisis, we set aside allowances through charges to earnings. Such charges were made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which are presented as a component of other liabilities.

        Although we have enhanced our stringent loan underwriting standards and proactive credit follow-up procedures, we experienced a substantial increase of the provision for loan losses because of a weak economy, the continued decline in the real estate market, and increases in loan defaults and foreclosures. Due to aggressive resolution of problem loans through reserves and charge-offs in 2009, our provision for loan losses increased 466.5% to $68.6 million in 2009 from $12.1 million in 2008. The increases in our provisions were primarily to keep pace with the continued growth of our loan portfolio and an increase of non-performing loans (see "Nonperforming Assets" below for further discussion). The $68.6 million provision in 2009 was net of provision of $1.3 million to the reserve for loan commitments, while the $12.1 million and $15.0 million provisions in 2008 and 2007 included $755,000 in recoveries and $1.1 million in provisions to the reserve for loan commitments, respectively. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Noninterest Income

        Total noninterest income increased to $57.3 million in 2009, as compared with $20.6 million and $22.6 million in 2008 and 2007, respectively. Noninterest income was 1.9% of average assets in 2009, an increased from 0.9% and 1.1% in 2008 and 2007, respectively. We currently earn noninterest income from various sources, including an income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

        The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

	2009		2008		2007
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Gain from acquisition of Mirae Bank	$21,679	37.8%	$—	0.0%	$—	0.0%
Service charges on deposit accounts	12,738	22.2%	11,964	58.0%	9,781	43.3%
Gain on sale of securities	11,158	19.5%	3	0.0%	42	0.2%
Loan-related servicing fees	3,703	6.5%	3,174	15.4%	2,133	9.4%
Gain on sale of loans	3,694	6.4%	2,186	10.6%	7,502	33.2%
Income from other earning assets	833	1.5%	1,248	6.0%	1,148	5.1%
Other income	3,511	6.1%	2,071	10.0%	1,978	8.8%

Total	$57,316	100.0%	$20,646	100.0%	$22,584	100.0%

Average assets	$2,987,365		$2,331,029		$2,049,334

Noninterest income as a % of average assets		1.9%		0.9%		1.1%

        Our largest source of noninterest income in 2009 was the gain relating to the acquisition of Mirae Bank, which represented 37.8% of total noninterest income. There were no gains on acquisition recorded in 2006 or 2007. The $21.7 million acquisition gain was recorded as a bargain purchase gain which resulted from the difference between the total fair value of assets acquired in the amount of $395.6 million, less $373.9 million in fair value of liabilities acquired from the second quarter acquisition of Mirae Bank.

        Our services charges on deposits accounted for 22.2% of total noninterest income, which was the second largest portion of noninterest income and increased to $12.7 million in 2009, as compared with $12.0 million and $9.8 million in 2008 and 2007, respectively. The increase in services charges on deposits was primarily due to deposit growth, specifically growth in transaction accounts during 2009. We constantly review service charge rates to maximize service charge income while maintaining a competitive edge in our markets.

        Our liquidity position continued to remain strong as a result of large increases in core deposits in 2009. This allowed us to profit from gains on the sale of securities. Gains from security sales totaled $11.2 million in 2009, our third largest source of noninterest income at 19.5%. The $11.2 million in securities gains in 2009 was a large increase compared to $3,000 and $42,000 in 2008 and 2007, respectively. The market value of securities have increased in contrast to what we experience in 2007 and 2008 due to decreased volatility in markets, changes in the yield curve, and contraction of interest rates spreads on securities owned by the Bank.

        Our fourth largest source of noninterest income was loan-related servicing fees, which represented approximately 6.5% of our total noninterest income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, fee income has generally increased. In 2009, loan-related servicing fees increased to $3.7 million, as compared with $3.2 million in 2008 and $2.1 million in 2007. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and interest only, or I/O strips that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

        Gain on sale of loans, representing approximately 6.4% of our total noninterest income in 2009 was our next largest source of noninterest income. Having decreased to $2.2 million in 2008 from $7.5 million and in 2007, gain on sale of loans figures increased to $3.7 million in 2009. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in the secondary market for government securities and retain the associated servicing rights. Due to the weakened economy and ongoing financial crisis, our SBA loan production levels decreased to $51.5 million in 2009 as compared with $63.3 million and $139.5 million in 2008 and 2007, respectively. Gains from the sale of guaranteed portions of SBA loans were $3.9 million at the end of 2009 and $2.2 million at 2008, and $5.9 million at 2007. There were no gain from unguaranteed portions sold in 2009 and 2008, compared to $1.5 million recorded in 2007. A loss on loan sales amounting to $206,000 was also recorded in 2009, there were no losses on loan sales prior to 2009. The large decreased premiums paid for SBA guaranteed portions from 2007 to 2008, resulted in a lowered sales volumes and market illiquidity. However, we started to see premiums increasing in 2009. Gain on sale of loans also includes sales gains on residential mortgage loans. However, due to the decline of the residential mortgage market, sale transactions of residential mortgage loans were low. Therefore gains related to loan mortgage loan decreased from $121,000 in 2007 to $19,000 in 2008, and rose slightly to $35,000 in 2009.

        Income on other earning assets represents dividend income from FHLB stock ownership and the increase in the cash surrender value of BOLI. These accounted for $833,000, $1.2 million and $1.1 million in 2009, 2008 and 2007, respectively. The decrease in 2009 was primarily due to $454,000 decrease in FHLB dividend income, while the cash surrender value of BOLI increased $39,000. Similarly in 2008, the $100,000 increase in income was also primarily attributable to an additional BOLI interest and FHLB stock dividends.

        Other income represented income from miscellaneous sources, such as loan referral fees, SBA loan packaging fees, gain on sale of investment securities and excess of insurance proceeds over carrying value of an insured loss that generally increases as our business grows. Other income increased to $3.5 million in 2009, as compared with $2.1 million in 2008 and $2.0 million in 2007.

Noninterest Expense

        Total noninterest expense increased to $57.4 million in 2009 from $48.4 million in 2008 which previously increased from $44.8 million in 2007. The increases in 2008 and 2009 were primarily attributable to the increased FDIC and state assessments, and increase in premises expense related to opening of new branches, as well increases stemming from balance sheet growth. Although the acquisition of Mirae Bank in the second quarter increase overall costs, by the end of 2009 we were able to reduce expenses related to the acquisition of Mirae Bank. Due to continuing efforts to minimize operating expenses during our expansion, we were able to reduce noninterest expenses as a percentage of average assets to 1.9% in 2009, as compared with 2.1% in 2008 and 2.2% in 2007. Management believes that its efforts in cost-cutting and revenue diversification have effectively improved our operational efficiency in 2009. Despite the weak economic conditions and the acquisition of former Mirae Bank, our efficiency ratio was improved to 36.6% in 2009, from 46.9% in 2008 and 43.1% in 2007.

        The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

	2009		2008		2007
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)

Salaries and employee benefits	$26,498	46.2%	$26,517	54.8%	$24,437	54.5%
Occupancy and equipment	7,456	13.0%	6,128	12.7%	5,302	11.8%
Deposit insurance premium	4,780	8.3%	1,285	2.7%	923	2.1%
Data processing	3,969	6.9%	3,111	6.4%	3,089	6.9%
Professional fees	2,337	4.1%	1,840	3.8%	1,392	3.1%
Amortization of investments in affordable housing partnership	1,289	2.2%	809	1.7%	532	1.2%
Advertising and promotional	1,143	2.0%	1,016	2.1%	1,230	2.7%
Outsourced service for customers	1,135	2.0%	1,556	3.2%	1,783	4.0%
Post retirement benefit costs	870	1.5%	144	0.3%	—	0.0%
Office supplies	783	1.4%	729	1.5%	702	1.6%
Amortization of other intangibles assets	605	1.1%	298	0.6%	298	0.6%
Communications	497	0.9%	437	0.9%	483	1.1%
Appraisal fees	403	0.7%	108	0.2%	40	0.1%
Directors' fees	395	0.7%	431	0.9%	554	1.2%
Investor relation expenses	309	0.5%	307	0.6%	294	0.7%
Other	4,900	8.5%	3,684	7.6%	3,780	8.3%

Total	$57,369	100.0%	$48,400	100.0%	$44,839	100.0%

Average assets	$2,987,365		$2,331,029		$2,049,334

Noninterest expense as a % of average assets		1.9%		2.1%		2.2%

        Salaries and employee benefits historically represent more than half of our total noninterest expense and generally increases as our branch network and business volume expands. However, in 2009, salaries and benefits accounted for only 46.2% of total noninterest expense. Although additional staffing was necessitated by our new office openings, business growth, and the acquisition of Mirae Bank in the past 12 months, we have successfully controlled and maintained our total number of employees through effective allocation of our human resources. The number of full-time equivalent employees increased to 400 at the end of 2009, as compared with 348 and 368 in 2008 and 2008, respectively. Even with increases in employees, salaries and employee benefits remained flat at $26.5 million in 2009, as compared with $26.5 million in 2008 and $24.4 million in 2007, representing a decrease of less than 0.1% in 2009 and increases of 8.5% and 2.6% in 2008 and 2007, respectively, over each of the prior year periods. Our steady asset growth helped us increased assets per employee to $8.6 million, as compared with $7.0 million and $6.0 million at the end of 2009, 2008 and 2007, respectively.

        Occupancy and equipment expenses represent approximately 13% of total noninterest expenses and totaled $7.5 million in 2009, compared to $6.1 million in 2008 and $5.3 million in 2007, representing increases of 21.7% and 15.6% in 2009 and 2008, respectively, over each of the prior year periods. These increases were attributable to the expansion of our office network and the additional office space and lease expenses for our new California and New York branch offices opened in 2009.

        Deposit insurance premium expenses represent the Financing Corporation (FICO) and FDIC insurance premium assessments. In 2009, these expenses increased to $4.8 million from $1.3 million in 2008 and $923,000 in 2007. The increase in FDIC insurance assessment was primarily a result of the temporary increase in FDIC insurance coverage from $100,000 to $250,000 starting May 2009. This increased the insured deposit amount thereby increasing assessment fees associated with covered deposits. The FDIC also levied a special assessment starting June 2009 amounting to 5 basis points. All these factors contributed to the increased assessment fees paid and increased total assessment by 271.9% from 2008 to 2009 compared to a 39.2% increase during the one year period from 2007 to 2008.

        Data processing expenses increased 27.6% to $4.0 million in 2009 compared to $3.1 million in 2008, and increased 0.7% from $3.1 million in 2007. The increase in data processing in 2009 corresponded to the growth of our business as a result of the acquisition of Mirae Bank. One-time costs associated with the acquisition were expensed in 2009 as well.

        Professional fees generally increase as we grow and we expect these expenditures continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $2.3 million, $1.8 million, and $1.4 million, or 4.1%, 3.8%, and 3.1% of total noninterest expense, in 2009, 2008 and 2007, respectively. The $497,000 increase in 2009 was attributable to the $258,000 increase in accounting, audit fees and an increase of $170,000 in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations, and a $68,000 increase in fees related to consulting, system test, and various accounting and auditing services. Similarly in 2008, the $449,000 increase was mainly attributable to the legal and accounting fees incurred for various legal consultations.

        Amortization of investments in affordable housing partnerships increased by 59.3% to $1.3 million in 2009, and 52.1% to $809,000 in 2008 compared to the previous year. Expense totaled $532,000 in 2007. The increase is due to an increase to $6.0 million in affordable housing partnership investments in 2009. Percentage to total noninterest expenses totaled 2.2%, 1.7% and 1.2% in 2009, 2008, and 2007, respectively.

        Advertising and promotional expenses increased to $1.1 million in 2009 from $1.0 million in 2008, which previously decreased from $1.2 million in 2007, representing 2.0%, 2.1%, and 2.7% of total noninterest expenses in 2009, 2008 and 2007, respectively. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The expenses have remained fairly steady with no large fluctuations from 2007 to 2009.

        Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, with our successful cost control measures, these expenses decreased to $1.1 million in 2009, as compared with $1.6 million in 2008 and $1.8 million in 2007.

        Other expense such as post retirement benefit costs, office supplies, amortization of intangible assets, communications, appraisal fees, and investor relations expense all increased from $2.0 million in 2008 to $3.5 million in 2009, an increase of $1.4 million or 71%. Directors' fees, however, decreased by 9% or $36,000 from $431,000 in 2008 to $395,000 in 2009. All these expense were less than 2% of total noninterest expenses at December 31, 2009.

        Other noninterest expense, increased by $1.2 million, or 33.0%, to $4.9 million in 2009 from $3.7 million in 2008. A portion of the increase represents a normal growth in association with the growth of our business activities and was in line with our expectation. However, approximately $900,000 was expensed in 2009 as a result of operational losses at our branches.

        As a result of our cost control efforts, evidenced in our improved efficiency ratio, noninterest expense increased less rapidly at 18.5% in 2009 and 7.9% in 2008 when compared to total assets growth of 40.2% in 2009 and 11.5% in 2008. Our successful expansion into the New York/New Jersey market in the previous years has paved the groundwork for our further expansion into the East Coast in 2009 and beyond. Although management anticipates that noninterest expense will continue to increase as we continue to grow, we remain committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

        For the year ended December 31, 2009, we made a provision for income taxes of $10.7 million on pretax net income of $30.8 million, representing an effective tax rate of 34.7%, as compared with a provision for income taxes of $16.3 million on pretax net income of $42.8 million, representing an effective tax rate of 38.1% for 2008, and a provision of $17.3 million on pretax net income of $44.1 million, representing an effective tax rate of 39.2% for 2007.

        The effective tax rate decreased from 2007 to 2008, and again from 2008 to 2009, due primarily to an increase in low income housing tax credit funds, and lower taxable income. Our 2009 lower effective tax rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of BOLI and low income housing tax credit funds (see "Other Earning Assets" for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense is recorded as deferred tax assets (liabilities) change from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. At December 31, 2009, 2008 and 2007, we had net deferred tax assets of $18.7 million, $12.1 million and $9.2 million, respectively.

        On January 1, 2007, we adopted the provisions of ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes). As a result of applying the provisions of ASC 740-10, we recognized an increase in the liability for unrecognized tax benefit of $123,000 and no related interest. As of December 31, 2009, the total unrecognized tax benefit that would affect the effective rate if recognized was $259,000. The adjustment was solely related to the state exposure from California Enterprise Zone net interest deductions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of the December 31, 2009, the total accrued interest related to uncertain tax positions was $19,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        We file United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. Examinations for the 2005 and 2006 tax years under the California Franchise Tax Board and the New York State Department of Taxation and Finance were completed as of December 31, 2009. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not expect the examination results will have a material impact on our consolidated financial statement as of December 31, 2009.

Financial Condition

Investment Portfolio

        Investments are one of our major sources of interest income and are acquired in accordance with a comprehensively written investment policy addressing strategies, categories, and levels of allowable investments. This investment policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and is maintained a level management believes is appropriate to assure future flexibility in meeting anticipated funding needs.

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2009, 2008, and 2007, we had $80.0 million, $30.0 million and $10.0 million, respectively, in overnight and term federal funds sold. We did not have any interest bearing deposits in other financial institutions as of December 31, 2009, 2008, and 2007.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2009, our investment portfolio was primarily comprised of United States government agency securities, accounting for 93% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 0.3% investment in corporate debt and 7% in municipal debt securities. Among this 7% of our investment portfolio that was not comprised of U.S. government securities, 6.2%, or $40.2 million carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 0.2%, or $1.1 million, carry an intermediate "Investment Grade" rating of at least "Baa1/BBB+" or above, and 0.3%, or $1.4 million, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2009. In accordance with ASC 320-10-65-1 (Recognition and Presentation of Other-Than-Temporary Impairments), an other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classified our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10 (SFAS No. 115). We adopted ASC 820-10 (SFAS No. 157) and ASC 470-20 (SFAS No. 159) effective January 1, 2008, and we adopted ASC 820-10-35 (FASB Staff Position ("FSP") SFAS No. 157-3) effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in 2009. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $651.3 million as of December 31, 2009.

        The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$—	$—	$—	$—	$7,000	$7,001
Collateralized mortgage obligations	109	109	139	135	164	151
Municipal bonds	—	—	—	—	220	220

Total held-to-maturity securities	$109	$109	$139	$135	$7,384	$7,372

Available for Sale:
Securities of government sponsored enterprises	$156,879	$155,382	$25,952	$26,187	$64,932	$65,175
Mortgage backed securities	131,617	131,711	124,549	125,513	60,470	60,557
Collateralized mortgage obligations	318,531	319,554	62,557	63,303	73,416	73,286
Corporate securities	2,000	2,017	7,048	6,953	17,390	17,484
Municipal bonds	42,068	42,654	7,323	7,180	7,725	7,754

Total available-for-sale securities	$651,095	$651,318	$227,429	$229,136	$223,933	$224,256

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2009:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Collateralized mortgage obligations	$—	—	$109	3.98%	$—	—	$—	—	$109	3.98%
Available-for-sale:
Securities of government sponsored enterprises	—	—	—	—	137,414	3.95%	17,968	4.88%	155,382	4.06%
Mortgage backed securities	7,362	3.14%	666	5.34%	4,524	4.30%	119,160	3.60%	131,712	3.60%
Collateralized mortgage obligations	24,430	5.26%	260,837	3.15%	—	—	34,287	4.03%	319,554	3.41%
Corporate securities	—	—	2,017	4.98%	—	—	—	—	2,017	4.98%
Municipal bonds	—	—	300	2.30%	5,182	4.25%	37,171	4.29%	42,653	4.27%

Total investment securities	$31,792	4.77%	$263,929	3.17%	$147,120	3.97%	$208,586	3.90%	$651,427	3.66%

        Our investment securities holdings increased by $422.2 million, or 184.1%, to $651.4 million at December 31, 2009, compared to holdings of $229.3 million at December 31, 2008. Holdings at December 31, 2007 were $231.6 million. Total investment securities as a percentage of total assets were 19.0% and 9.4% at December 31, 2009 and 2008, respectively, compared to 10.5% at December 31, 2007. As of December 31, 2009, investment securities having a carrying value of $220.9 million were pledged to secure certain deposits.

        As of December 31, 2009, held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $139,000 in 2008 to $109,000 in 2009. The $7.3 million HTM securities reduction in 2008 was due to $7.0 million investments being called and the remainder $0.3 million matured. Available-for-sale securities, which are stated at their fair market values, increased to $651.3 million at December 31, 2009 from $229.1 million and $224.3 million at December 31, 2008 and 2007, respectively. The $422.2 million increase in 2009 represented $423.6 million net purchases, which includes $55.4 million received as a result of the acquisition of Mirae Bank, and $1.4 million unrealized gain. Meanwhile, the $4.8 million increase in 2008 represented $3.4 million net purchases and $1.4 million unrealized gain. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments. The large increase in 2009 was a result of increased liquidity that resulted from the inflow of core deposits.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008, respectively:

As of December 31, 2009

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Corporate securities	—	—	—	—	—	—
Municipal bonds	8,783	(505)	—	—	18,783	(505)

	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

As of December 31, 2008

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage-backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	4,865	(45)	1,953	(47)	6,818	(92)
Municipal bonds	5,712	(157)	—	—	5,712	(157)

	$25,506	$(567)	$4,080	$(67)	$29,586	$(634)

	Less than 12 months		12 months or longer		Total
Description of Securities (HTM)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	135	(4)	—	—	135	(4)

	$135	$(4)	$—	$—	$135	$(4)

(1)
There were no held to maturity securities with losses as of December 31, 2009.

        As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009. As of December 31, 2008, the total unrealized losses less than 12 months old were $571,000, and total unrealized losses more than 12 months old were $67,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $25.6 million at December 31, 2008, and those with unrealized losses more than 12 months old were $4.1 million.

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

        We do not believe that any individual unrealized loss as of December 31, 2009 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs, that had previously been rated "Aaa/AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 until the market value recovers or the securities mature.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income increased by $375.9 million, or 18.3%, to $2.43 billion at December 31, 2009 from $2.05 billion at December 31, 2008. Total loans net of unearned income was $1.81 billion, $1.56 billion and $1.26 billion at December 31, 2007, 2006 and 2005, respectively. Total loans net of unearned income as a percentage of total assets were 70.6%, 83.7%, 82.4%, 77.7%, and 75.8% for 2009, 2008, 2007, 2006 and 2005, respectively.

        In the ordinary course of our business, we originate and service our own loans. For held for sale loans that we choose to sell in the secondary market, we sell them with representations and warranties generally consistent with industry practices, but without recourse. The exception is SBA loans, and it is our practice to resell these loans in the secondary market for the guaranteed portion with 90-day recourse. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. And, for all loans we originate and carry, we have not had any subprime loans in our portfolio.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses. The properties may either be user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.98 billion, $1.60 billion, $1.39 billion, $1.18 billion, and $1.01 billion, as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Real estate secured loans as a percentage of total loans were 81.40%, 77.8%, 76.6%, 75.8%, and 80.1% at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. Most of loans that are held for sale are transferred to the secondary market, but we retain a portion on our books as portfolio loans. This secondary market has become less active compared to the prior years as a result of the general.

        The decline in the real estate market has caused a few key purchasers in the market to have experienced financial difficulties due to the ongoing credit crisis. Our total home mortgage loan portfolio outstanding at the end of 2009 and 2008 were $41.3 million and $42.4 million, respectively, and represented only a small fraction of our total loan portfolio at 1.7% in 2009 and 2.1% in 2008. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial. Residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at December 31, 2009 were $1.9 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. As of December 31, 2008 the same figures were $2.1 million and $1.2 million, respectively.

        Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $386.0 million, $387.8 million, $330.1 million, $278.2 million, and $190.8 million at the end of 2009, 2008, 2007, 2006 and 2005, respectively. Commercial and industrial loans were 15.9%, 18.9%, 18.2%, 17.8%, and 15.1% as a percentage of total loans at the end of 2009, 2008, 2007, 2006 and 2005, respectively. In the current economic environment, we exercise more due diligence in acquiring new loans, in particular loans with no collateral. The result was a decrease in commercial and industrial loan in 2009, which amounted to $1.8 million or 0.5%.

        Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2009, the balance of consumer loans was down by $6.4 million to $17.3 million, as compared with $23.7 million, $33.6 million, $53.1 million, and $42.9 million at the end of 2008, 2007, 2006 and 2005, respectively. Consumer loans as a percentage of total loans have historically been minimal (currently less than 1%).

        Construction loans are generally extended as a temporary financing vehicle only, and represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. However, construction loans slightly increased to $48.4 million as of December 31, 2009, as compared with $43.2 million, $59.4 million, $46.3 million and $17.4 million at the end of 2008, 2007, 2006 and 2005, respectively.

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

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the California Department of Financial Institutions at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. The total fair value of loans acquired from Mirae Bank totaled $285.7 million at June 26, 2009.

        The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	December 31, 2009	December 31, 2008
Non-covered loans:
Construction	$48,371	$43,180
Real estate secured	1,783,638	1,599,627
Commercial and industrial	325,034	389,217
Consumer	16,626	23,669

Total loans	2,173,669	2,055,693
Unearned Income	(5,311)	(4,164)

Gross loans, net of unearned income	2,168,358	2,051,529
Allowance for losses on loans	(62,130)	(29,437)

Net loans	$2,106,228	$2,022,092

Covered loans:
Construction	$—	$—
Real estate secured	196,066	—
Commercial and industrial	62,409	—
Consumer	608	—

Total loans	$259,083	$—

Total loans:
Construction	$48,371	$43,180
Real estate secured	1,979,704	1,599,627
Commercial and industrial	387,443	389,217
Consumer	17,234	23,669

Total loans	2,432,752	2,055,693
Unearned Income	(5,311)	(4,164)

Gross loans, net of unearned income	2,427,441	2,051,529
Allowance for losses on loans	(62,130)	(29,437)

Net loans	$2,365,311	$2,022,092

        In accordance with ASC 310-30 (formerly AICPA Statement of Position "SOP 03-3", Accounting for Certain Loans or Debt Securities Acquired in a Transfer), the covered loans were divided into "SOP 03-3 Loans" and "Non-SOP 03-3 Loans", of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer. The covered loans at the acquisition date of June 26, 2009 are presented in the following table:

(Dollars in Thousands)	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Covered Loans
Construction	$494	$—	$494
Real estate secured	28,245	176,941	205,186
Commercial and industrial	4,458	74,639	79,097
Consumer	115	793	908

	$33,312	$252,373	$285,685

        The following table represents the carry value of SOP 03-3 and non SOP 03-3 loans acquired from Mirae Bank at December 31, 2009:

(Dollars in Thousands)	December 31, 2009
Non SOP 03-3 loans	$248,204
SOP 03-3 loans	10,879
Total outstanding balance	259,083

Allowance related to these loans	753
Carrying amount, net of allowance	$258,330

        The following table represents the current balance of SOP 03-3 acquired from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2009
Breakdown of SOP 03-3 Loans
Real Estate loans	$6,881
Commercial loans	$3,998

        Loan acquired from the acquisition of Mirae Bank were discounted. Accretion of $6.7 million on loans purchased at discount of $54.9 million was recorded as interest income as follows:

(Dollars in Thousands)	December 31, 2009
Beginning balance of discount on loans	$54,964
Discount accretion income recognized	(6,714)
Disposals related to charge-offs	(15,829)
Disposals related to loan sales	(1,575)

Carrying amount, net of allowance	$30,846

        The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
Construction	$48,371	$43,180	$59,443	$46,285	$17,366
Real estate secured	1,975,826	1,596,927	1,385,986	1,183,030	1,011,513
Commercial and industrial	385,958	387,752	330,052	278,165	190,796
Consumer	17,286	23,669	33,569	53,059	42,885

Total loans, net of unearned income	$2,427,441	$2,051,528	$1,809,050	$1,560,539	$1,262,560

Participation loans sold and serviced by the Company	$432,5918	$314,988	$338,166	$336,652	$273,876

Construction	2.0%	2.1%	3.3%	3.0%	1.4%
Real estate secured	81.4%	77.8%	76.6%	75.8%	80.1%
Commercial and industrial	15.9%	18.9%	18.2%	17.8%	15.1%
Consumer	0.7%	1.2%	1.9%	3.4%	3.4%

Total loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

        The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2009. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at December 31, 2009 before netting unearned income totaling $5.3 million:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	At December 31, 2009
	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$48,371	$—	$—	$48,371
Real estate secured	1,081,031	868,257	30,416	1,979,704
Commercial and industrial	374,420	10,923	2,100	387,443
Consumer	15,111	2,110	13	17,234

Total loans	$1,518,933	$881,290	$32,529	$2,432,752

Loans with variable (floating) interest rates	$1,253,084	$17,516	$2,100	$1,272,702
Loans with predetermined (fixed) interest rates	$265,849	$863,774	$30,429	$1,160,050

        The majority of the properties that we take as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country have generally increased in the last 10-year span from 1996 to 2006. Since late

2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further decline in the real estate market across the nation. Nonetheless, as of year-end 2009, 81.4% of our loans are secured by first mortgages on various types of real estate. We expect to see the decline in real estate values to continue into the first half of 2010, so with the current economic conditions, no assurance can be given that property values will not decline further in 2010.

Nonperforming Assets

        Nonperforming assets, or NPAs, consist of nonperforming loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estate owned, or OREO, and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale.

        Despite the significant growth in our loan portfolio, our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. However, the general economic condition of the U.S. as well as the local economies in which we do business have shown a gradual decline as the housing sector and GDP growth continued to show weakness in 2008 and 2009. This unfavorable economy environment affected the strength of our borrowers' credit and financial status, and our NPLs, net of SBA guaranteed portion, increased to $70.8 million at the end of 2009, as compared with $15.6 million, $10.6 million, $6.8 million, and $2.5 million at the end of 2008, 2007, 2006, and 2005, respectively. At December 31, 2009, the NPLs as a percentage of total loans was 2.92% largely increased from 0.76%, 0.59%, 0.44%, and 0.20% in 2008, 2007, 2006 and 2005, respectively.

        As of December 31, 2009, we had $3.8 million as other NPAs, which comprised of fifteen OREOs, with nine of those foreclosed in 2009. We have listed these properties for sale or are directly selling these properties as of December 31, 2009. Among these fifteen OREOs, we have recorded $407,549 in provisions for five of them, with a total value of $1,269,278. Of the seven OREO's sold in year 2009, bank recorded a gain of $452,501.At December 31, 2008, we had $2.7 million as other NPAs, which was comprised of eight OREOs, with seven of those foreclosed in 2008. We have listed the properties for sale as of December 31, 2008. Among those eight OREOs, we have recorded $123,000 provision for one of them, with a total value of $446,000. The OREO was subsequently sold in February 2009 for a small gain of $7,000. At the end of 2007, the majority of our OREO was attributable to a single OREO valued at $133,000, which was foreclosed in the fourth quarter of 2007. At the end of 2006, we had a different OREO, which was subsequently sold in January 2007 at a small loss. At the end of 2005, we had three OREOs as other nonperforming assets with an aggregate value of $294,000, which were subsequently sold without significant losses. Together with OREO and repossessed vehicles, our ratio of NPAs as a percentage of total loans and other nonperforming assets equaled 2.17%, 0.74%, 0.60%, 0.45%, and 0.22% as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2009. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following tables provide information with respect to the components of our NPAs as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guaranteed portion for the gross NPAs):

Non-performing Assets

(Dollars in Thousands)

	At December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans:(1)
Construction	$—	$—	$—	$—	$—
Real estate secured	63,571	9,334	8,154	2,530	1,171
Commercial and industrial	5,805	5,874	1,986	2,342	341
Consumer	70	131	154	930	292

Total	69,446	15,339	10,294	5,802	1,804

Loans 90 days or more past due and still accruing:
Real estate secured	1,317	—	117	208	553
Commercial and industrial	—	213	4	839	111
Consumer	19	—	187	—	—

Total	1,336	213	308	1,047	664

Total nonperforming loans(2)	70,782	15,552	10,602	6,849	2,468
Repossessed vehicles	—	—	50	95	—
Other real estate owned	3,797	2,663	133	138	295

Total nonperforming assets, net of SBA guarantee	74,579	18,215	10,785	7,082	2,763
Guaranteed portion of nonperforming SBA loans	18,514	7,158	4,424	4,266	3,517

Total gross nonperforming assets	$93,093	$25,373	$15,209	$11,348	$6,280

Performing troubled debt restructurings	$64,612	$2,161	$—	$—	$—
Total loans	$2,427,441	$2,051,529	$1,809,050	$1,560,539	$1,248,561
Nonperforming loans as a percentage of total loans	2.92%	0.76%	0.59%	0.44%	0.20%
Nonperforming assets, net of SBA guarantee, as a Percentage of total loans and other nonperforming assets	3.07%	0.89%	0.60%	0.45%	0.22%
Allowance for loan losses as a percentage of nonperforming loans	87.78%	189.27%	203.55%	272.38%	567.15%

(1)
During the fiscal year ended December 31, 2009, no interest income related to these loans was included in net income. Additional interest income of approximately $7.1 million would have been recorded during the year ended December 31, 2009, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2009 or, if not outstanding throughout the fiscal year ended December 31, 2009, since origination.

(2)
During the fiscal year ended December 31, 2009, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2009, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2009.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. Charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the section entitled "Provision for Loan Losses and Provision for Loan Commitments" above.

        Net charge-offs in 2009 increased to $35.5 million compared to $5.0 million in 2008. Nonetheless, the net charge-offs in 2009 were much higher compared to the previous years because the weak business climate adversely impacted the financial condition of a number of our clients. Our total net charge-offs were $10.9 million, $1.8 million, and $0.3 million, respectively in 2007, 2006, and 2005. The net charge-offs in 2009 were mainly comprised of $24.8 million of commercial and industrial loan charge-offs, $11.2 million of commercial real estate loan charge-offs, and $0.7 million of consumer loan charge-offs. The $35.5 million net charge-offs represents 1.57% of average total loans in 2009, as compared with 0.26%, 0.66%, 0.13%, and 0.03%, in 2008, 2007, 2006, and 2005, respectively.

        In order to keep pace with the increase of NPLs and the size of our loan portfolio, we increased our allowance for loan losses by 111.1%, or $32.7 million, to $62.1 million at December 31, 2009, as compared with $29.4 million at December 31, 2008. Before that, allowances were $21.6 million, $18.7 million, and $14.0 million at December 31, 2007, 2006, and 2005, respectively. With the continued increase of the allowance for loan losses and loan commitments in recent years, we were able to maintain the adequate ratio of allowance for loan losses to total loans at 2.56%, 1.43%, 1.19%, 1.20%, and 1.11% at the end of 2009, 2008, 2007, 2006, and 2005, respectively.

        Although management believes our allowance at December 31, 2009 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	2009	2008	2007	2006	2005
Balances:
Allowance for loan losses:
Balances at beginning of year	$29,437	$21,579	$18,654	$13,999	$11,111

Actual charge-offs:
Real estate secured	11,231	1,070	785	138	127
Commercial and industrial	24,820	5,174	8,752	883	866
Consumer	692	903	1,734	1,141	107

Total charge-offs	36,743	7,147	11,271	2,162	1,100

Recoveries on loans previously charged off
Real estate secured	—	—	—	146	30
Commercial and industrial	1,112	1,927	119	148	708
Consumer	140	213	204	26	37

Total recoveries	1,252	2,140	323	320	775
Net loan charge-offs	35,491	5,007	10,948	1,842	324
FDIC Indemnification	856	—	—	—	—
Provision for losses on loan and loan commitments	67,328	12,865	13,873	6,497	3,212

Balances at end of year	$62,130	$29,437	$21,579	$18,654	$13,999

Allowance for loan commitments:
Balances at beginning of year	$1,243	$1,998	$891	$779	$642
Provision for losses (recapture) on loan commitments	1,272	(755)	1,107	112	137

Balance at end of year	$2,515	$1,243	$1,998	$891	$779

Ratios:
Net loan charge-offs to average total loans	1.57%	0.26%	0.66%	0.13%	0.03%
Allowance for loan losses to total loans at end of year	2.56%	1.43%	1.19%	1.20%	1.11%
Net loan charge-offs to allowance for loan losses at end of year	57.12%	17.01%	50.73%	9.88%	2.32%
Net loan charge-offs to provision for losses on loans and loan commitments	51.73%	41.35%	73.08%	30.70%	9.68%

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Applicable to:
Construction	$411	$190	$557	$352	$152
Real estate secured	34,458	11,628	13,445	9,933	9,751
Commercial and industrial	27,059	17,209	7,023	7,164	3,742
Consumer	202	410	554	1,205	354

Total Allowance	$62,130	$29,437	$21,579	$18,654	$13,999

Construction	0.66%	0.65%	2.58%	1.89%	1.09%
Real estate secured	55.46%	39.50%	62.30%	53.24%	69.65%
Commercial and industrial	43.55%	58.46%	32.55%	38.41%	26.73%
Consumer	0.33%	1.39%	2.57%	6.46%	2.53%

Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2009:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB borrowings	$125,101	$111,923	$—	$—	$—	$237,024
Junior subordinated debentures(1)	1,330	10,708	—	77,321	—	89,359
Operating leases	3,533	5,729	4,803	6,633	—	20,698
Unrecognized tax benefit	—	—	—	—	398	398
Time deposits	1,291,529	170,407	1	18	—	1,461,955

Total	$1,421,493	$298,767	$4,804	$83,972	$398	$1,809,434

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

        As of December 31, 2009, 2008 and 2007, we had commitments to extend credit of $238.2 million, $153.4 million, and $284.9 million, respectively. Obligations under standby letters of credit were $13.0 million, $12.7 million, and $10.0 million, for 2009, 2008 and 2007, respectively, and the obligations under commercial letters of credit were $9.7 million, $15.1 million, and $10.8 million for the same periods.

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

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2009, the Company had nine investments, with a net carrying value of $13.7 million at December 31, 2009. Commitments to fund investments in affordable housing partnerships totaled $11.4 million at December 31, 2009 with the last of the commitments ending in 2015.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than the interest-earning assets discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the BOLI.

        In an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008 and 2009, we purchased $532,000 and $96,000 more in BOLI from the same insurance carriers. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF—$1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We then made $4 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP in 2007. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. In 2008, we committed to invest $3 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas. During the past year in 2009, we committed to invest $5 million in NHT 28 Tax Credit Fund and $5 million in Enterprise Green Communities West Fund in order to promote our CRA activities in the assessment area in Los Angeles, California.

        As collateral for our FHLB borrowings, we are required by FHLB to invest in FHLB stock. In 2009, our total additional investment in FHLB stock was $3.3 million which was recorded as a result of the Mirae acquisition. We received no stock dividends from FHLB but dividends were received in the form of cash from our FHLB stock holdings amounting to $43,000 in 2009. Therefore, the total asset value of the FHLB stock increased $3.3 million to $20.9 million as of year-end 2009 from $17.5 million in the prior year.

        The balances of other earning assets as of December 31, 2009 and December 31, 2008 were as follows:

(Dollars in Thousands)	Balance as of December 31, 2009	Balance as of December 31, 2008
Type
BOLI	$18,037	$17,395
LIHTCF	13,732	9,019
Federal Home Loan Bank Stock	20,850	17,537

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2009, 2008 and 2007 were $2.8 billion, $1.81 billion, and $1.76 billion, respectively, representing an increase of $1.1 billion, or 56.0%, in 2009 and $49.5 million, or 2.8%, in 2008. The average deposits for the years ended December 31, 2009, 2008 and 2007 were $2.3 billion, $1.74 billion, and $1.74 billion, respectively. The average deposit balances remained about the same between year ends of 2008 and 2007. However, 2009 average deposits increased 31.6% or $55.1 million. In 2007, the average deposit balances increased $161.1 million, or 10.2%, from the prior year end.

        The increase in deposits is a result of the acquisition of Mirae Bank, the inflow of deposits from peer institutions, and the due to our expansion in the East Coast region of our operations. Deposits acquired from Mirae Bank totaled $293.4 million at the time of the acquisition. As a result of the acquisition, we experienced a large inflow of deposits due to customers' perception of our financial strength. We expect our expansion into the New York/New Jersey area and more branch coverage within our primary market of Southern California to continue to outpace the existing deposit competition.

        After 2004, our niche market depositor's preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Despite our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits over the average total deposits slightly increased to 56.7% in 2009 from 56.4% in 2008 and 53.2% in 2007, because of the stiff competition for deposits in the markets where we do business. However, the increase from 2008 to 2009 is due to growth in time deposits less than $100,000, which are considered as core deposits. Jumbo time deposits, or time deposits with balances of $100,000 or greater as a percentage of total average deposits, decreased during the same period. We will continue to promote our core-deposit campaign in order to achieve the assigned core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 2.45% in 2009 as compared with 3.27% in 2008, which previously decreased from 5.22% in 2007. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, noninterest-bearing	$333,568		$298,163		$315,176
Money market	584,054	2.37%	402,323	3.27%	445,130	4.51%
Super NOW	20,546	0.86%	21,290	1.34%	22,511	1.32%
Savings	55,639	3.47%	38,250	3.39%	29,816	2.38%
Time certificates of deposit in denominations of $100,000 or more	944,012	2.45%	797,404	3.74%	776,697	5.22%
Other time deposits	357,590	2.68%	186,639	3.93%	146,837	4.87%

Total deposits	$2,295,409	2.12%	$1,744,069	2.98%	$1,736,167	3.96%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2009 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2009

(Dollars in Thousands)

Three months or less	$411,122
Over three months through six months	156,906
Over six months through twelve months	201,028
Over twelve months	26,623

Total	$795,679

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at both December 31, 2009, 2008 and 2007, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. During 2009, the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business has driven up interest rates on various deposit products. As a result, broker deposits have been lower in cost, as compared with other time deposits. Accordingly, as our liquidity has improved in 2009 through the inflow of core deposits, we were able to decrease these deposits to $24.0 million at December 31, 2009 from $147.9 million and $62.6 million, at December 31, 2008 and 2007, respectively, in order to improve our net interest margin and to limit our reliance on high interest rate time deposits. Most of the brokered deposits will mature within one year.

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

        The following table is a summary of FHLB borrowings for fiscal years 2009 and 2008:

(Dollars in thousands)	2009	2008
Balance at year-end	$232,000	$260,000
Average balance during the year	$310,982	$286,213
Maximum amount outstanding at any month-end	$387,000	$370,000
Average interest rate during the year	2.27%	3.23%
Average interest rate at year-end	2.22%	3.16%

  TARP Preferred Stock

        On December 12, 2008, we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. The warrant has an exercise price of $9.82 per share. The $62.2 million of Series A Preferred Stock qualifies as Tier 1 capital and carries an initial 5% coupon for the first 5 years, which will adjust to 9% thereafter. Dividends are cumulative, computed on the basis of a 360-day year or 30-day months, and payable quarterly in arrears on the 15th day of February, May, August and November of each year. We are permitted, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received. As of the date of this Report, the U.S. Treasury had not yet issued such regulations.

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

        2002 Bank Level Junior Subordinated Debenture.    In December 2002, the Bank issued a $10 million Junior Subordinated Debenture (the "2002 debenture"). The interest rate payable on the 2002 debenture was 4.57% at December 31, 2008, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $10 million debenture, in whole or in part, was callable upon the Bank's option on any March 26, June 26, September 26 or December 26 on or after December 26, 2007 (the "Redemption Date") pursuant to Section 10.1 of the Debenture agreement. Depending on the level of interest rate difference and our level of fund sources, we may decide to exercise and call the debenture in 2010.

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

        The final rule provides a transition period for bank holding companies to come into compliance with the new required capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies will have until March 31, 2011 (an extension of the previous effective date of March 31, 2009 as a result of continued economic pressures) to come into compliance with the final rule's capital restrictions due to the transition period. Therefore all Bank Holding Companies may include cumulative, perpetual preferred stock and trust preferred securities in Tier 1 capital up to the 25% of total core capital.

        In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule. Under the final rule, as of December 31, 2009, Wilshire Bancorp categorized all $75.0 million trust preferred securities as Tier 1 capital.

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

        During the years ended December 31, 2009, 2008, and 2007, we experienced net cash inflows from operating activities of $16.7 million, $25.9 million, and $32.0 million, respectively. In 2009, net cash provided by operating activities was primarily attributable to the $20.1 million net income adjusted for various non-cash flow adjustments, including the subtraction of $93.5 million "origination of loan held for sale," and additions of $80.0 million "proceeds from sale of loans held for sale" and $68.6 million "provision for losses on loans and loan commitments." Similarly in 2008 and 2007, the net cash provided by operating activities were primarily attributable to the net income earned during the immediately preceding years.

        Net cash outflows from investing activities totaled $474.4 million, $251.2 million, and $305.9 million, during 2009, 2008 and 2007, respectively. During 2008 and 2007 net cash out-flows were primarily related to the net increases in loans receivable for those years. However, in 2009, investment security purchases was the largest single contributing factor at $866.9 million. Largest cash in-flows were also attributed to securities, cash from matured and sold securities totaled $505.6 million in 2009.

        Net cash inflows from financing activities were $596.0 million, $230.3 million, and $161.2 million for 2009, 2008, and 2007, respectively. The net cash provided by financing activities in 2009 was primarily due to the increase in deposits, which totaled $722.2 million. In addition to the deposit increase, the pay down of $117.5 million in FHLB advances was the next largest financing activity. The net cash provided by financing activities in 2008 was primarily due to the proceeds from FHLB borrowings and other borrowings of $124.0 million, and issuance of Series A Preferred Stock to the U.S. Treasury in an amount equal to $62.2 million. In addition to the debt and equity financing, there was a $49.5 million net increase in deposits. In 2007, net cash provided by financing activities were primarily related to $130.0 million FHLB borrowings and other borrowings, and $25.8 million proceed from issuance of trust preferred securities.

        For purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2009, 2008, and 2007 totaled approximately $923.3 million, $345.1 million, $324.7 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 26.9%, 14.1%, and 14.8% at December 31, 2009, 2008 and 2007, respectively. The increase in liquid assets in 2009 is a result both large inflows of deposits during the year, in particular core deposits and assets from the acquisition of Mirae Bank in the second quarter.

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

        As of December 31, 2009, our borrowing capacity from the FHLB was about $945.6 million and the outstanding balance was $232.0 million, or approximately 24.5% of our borrowing capacity. As of December 31, 2009, we also maintained a guideline to purchase up to a combined $75.0 million in federal funds through lines with four correspondent banks. Borrowing capacity at the FRB Discount Window stood at $24.4 million, with $26.2 million in securities pledged at December 31, 2009. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

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

        As of December 31, 2009, we were qualified as a "well capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc and Wilshire State Bank:

			Actual ratios for the Company as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire Bancorp, Inc.			December 31, 2009	December 31, 2008	December 31, 2007
Total capital to risk-weighted assets	8%	10%	15.81%	17.09%	14.58%
Tier I capital to risk-weighted assets	4%	6%	14.37%	15.36%	11.83%
Tier I capital to average assets	4%	5%	9.77%	13.25%	10.36%

			Actual ratios for the Bank as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire State Bank			December 31, 2009	December 31, 2008	December 31, 2007
Total capital to risk-weighted assets	8%	10%	15.73%	13.59%	13.59%
Tier I capital to risk-weighted assets	4%	6%	14.29%	11.86%	11.80%
Tier I capital to average assets	4%	5%	9.71%	10.24%	10.33%

        At December 31, 2009, total shareholders' equity increased by $11.1 million, after declaring cash dividends of $8.8 million ($5.9 million to common shareholders and $2.9 million to preferred shareholders), to $266.1 million from $255.1 million at December 31, 2008. The additional capital was derived from operating income in 2009. In 2008 total shareholders' equity grew by $83.3 million, after declaring cash dividends of $5.9 million, to $255.1 million from $171.8 million at December 31, 2007, as a result of the issuance of $62.2 million in Series A Preferred Stock to the U.S. Treasury. In 2007, total shareholders' equity also grew by $22.2 million from $149.6 million at December 31, 2006, after declaring cash dividends of $5.9 million, primarily from internally generated operating income of $26.8 million.

        As of both December 31, 2009 and 2008, we considered the Junior Subordinated Debentures of $87.3 million, which consists of $10.0 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75.0 million trust preferred securities for the regulatory capital ratio computation purposes. At December 31, 2007, Wilshire Bancorp accounted for $57.1 million of such securities as Tier 1 capital and $27.9 million as Tier 2 capital. At December 31, 2008, as the result of issuance of the Series A Preferred Stock in December 2008, the portion qualified for Tier 1 capital increased to $134.4 million ($59.4 million TARP preferred stock and $75.0 million trust preferred securities), decreasing the portion for Tier 2 capital to $10.0 million. For the Bank level, only the $10.0 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See "Deposits and Other Sources of Funds" for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

Recent Accounting Pronouncements

        In December 2008, the FASB issued ASC 715-20 (formerly FSP SFAS No.132R-1, Employer's Disclosures about Postretirement Benefit Plan Assets), which amends SFAS No. 132R, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. ASC 715-20 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted and does not require comparative disclosures for earlier periods. The Company is in the process of evaluating the impact that the adoption of ASC 715-20 will have on the consolidated financial statements.

        In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that ASC 820 (SFAS No. 157) and ASC 820-10-35 (FSP SFAS No. 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, did not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this ASC 820-10-65-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820-10-65-4 in the second quarter of 2009 and the adoption did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 320-10-65 (Formerly FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment ("OTTI") guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This ASC 320-10-65 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This issuance also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC Topic 825 (formerly FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, Topic 825 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC Topic 825 did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) "Transfers and Servicing." This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC Topic 860 addresses (1) practices that have developed since the issuance of ASC 860-20 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. ASC Topic 860 is effective at the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date. However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date. Additionally, on and after the effective date, the concept of qualifying special-purpose entity ("SPE") is no longer relevant for accounting purposes. Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The adoption of ASC Topic 860 did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued ASC 810 (SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)"). ASC 810 amends FIN 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. ASC 810 will be effective January 1, 2010. The adoption of ASC 810 did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, which is now codified in FASB ASC 105, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for interim and annual financial statements issued after September 15, 2009. The adoption of ASC 105 did not have a material impact on the consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU 2009-05") which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on the consolidated financial statements.

        In December 2009, FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." Update 2009-16 will require more information regarding transferred financial assets, including securitization transactions, and where entities have continuing exposure to risks related to transferred financial assets. This standard is effective at the start of a company's first fiscal years beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar year basis. As a result of certain recourse provisions that are included in the sale of SBA guaranteed loans, ASU 2009-16 will result in a change in classification of SBA guarantee loans sold from SBA sold loans to secured borrowings, until such recourse provision expire. We do not expect adoption of this standard to have a material impact on the consolidated financial statements.

        In December 2009, the FASB issued Accounting Standards Update 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," as an amendment to FASB 167. ASU 2009-17 revises the consolidation guidance for variable interest entities and modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under ASU 2009-17, the primary beneficiary is the variable interest holder that has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, ASU 2009-17 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 or January 1, 2010, for companies reporting earnings on a calendar year basis. We do not expect adoption of this standard to have a material impact on the consolidated financial statements.

        In February 2010, the FASB issued ASU 2010-09, and amendment of ASC 855 (formerly Statement No. 165, Subsequent Events). ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 2010-09 amends ASC 855 by adding the "SEC filer", and "revised financial statements" to the ASC Master Glossary while removing the definition of "public entity" from the glossary. The amendment also exempts SEC filers from disclosing the date through which subsequent events have been evaluated and require SEC files and conduit debt obligors to evaluate subsequent events through the date the financial statements are issued. ASU 2010-09 is effective as of the issue date for financial statements that are issued, available to be issued, or revised. We do not expect adoption of this update to have a material impact on the consolidated financial statements.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2009 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2009
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans(1)	$1,404,320	$114,615	$881,288	$32,529	$2,432,752
Investment securities	1,263	30,529	263,930	355,705	651,427
Federal funds sold and cash equivalents agreement to resell	80,004	—	—	—	80,004
Interest-earning deposits	—	—	—	—	—

Total	$1,485,587	$145,144	$1,145,218	$388,234	$3,164,183

Interest-bearing liabilities:
Savings deposits	$71,600	$—	$—	$—	$71,600
Time deposits of $100,000 or more	411,120	357,933	26,623	—	795,676
Other time deposits	53,313	447,666	142,685	18	643,682
Other interest-bearing deposits	932,064	—	—	—	932,064
FHLB Advances demand deposits	106,000	16,000	110,000	—	232,000
Junior Subordinated Debenture demand deposits	71,857	—	15,464	—	87,321

Total	$1,645,954	$821,599	$294,772	$18	$2,762,343

Interest rate sensitivity gap	$(160,367)	$(676,455)	$850,446	$388,216	$401,840
Cumulative interest rate sensitivity gap	(160,367)	(836,822)	13,624	401,840
Cumulative interest rate sensitivity gap ratio (based on total assets)	-4.67%	-24.35%	0.40%	11.70%

(1)
Excludes the gross amount of non-accrual loans of approximately $89.3 million at December 31, 2009.

        The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2009.

 (Dollars in Thousands)

Change (in Basis Points)	Net Interest Income (Next Twelve Months)	% Change	NPV	% Change
+200	$121,186	-4.22%	$306,889	-15.99%
+100	122,449	-3.22%	338,673	-7.29%
0	126,520	—	365,303	—
-100	126,585	0.05%	346,173	-5.24%
-200	123,305	-2.54%	323,912	-11.33%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Controls and Procedures

        As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The Company's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the internal control over financial reporting of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 15, 2010

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2009.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated(1)
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008(2)
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A(2)
4.1	Specimen of Common Stock Certificate(3)
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002(15)
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(3)
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003(4)
4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(4)
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005(4)
4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)

Reference Number	Item
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005(4)
4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.(5)
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.15	Form of Certificate for the Series A Preferred Stock(2)
4.16	Warrant to Purchase Common Stock(2)
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office—1st floor)(6)
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch)(6)
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(6)
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch)(6)
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc.(6),(12)
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(7)
10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office)(7)
10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office)(8)
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter—14th floor)(9)
10.10	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office)(10)
10.11	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office)(9)
10.12	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc. (Garden Grove Office)(11)
10.13	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office)(11)
10.14	Survivor income plan and exhibit thereto (Split dollar agreement)(10),(12)
10.15	Stock Purchase Agreement by and between Wilshire State Bank and Texas Bank dated January 29, 2004(15)
10.16	Consulting Agreement with Soo Bong Min dated December 19, 2007(12),(13)
10.17	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury(2)
10.18	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury(2)

Reference Number	Item
10.19	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim(2)
10.20	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim(2)
10.21	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009(16)
10.22	2008 Stock Option Plan of Wilshire Bancorp, Inc.(12),(14)
10.23	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch)
10.24	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch)
10.25	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch)
10.26	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc. (Torrance Branch)
10.27	Lease dated August 12, 2009 between the Company and Kam Hing Realty-NYC LLC. (Manhattan Branch)
10.28	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO)
10.29	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO)
10.30	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO)
10.31	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and Injoo Baik. (Annandale, VA LPO)
10.32	Lease dated November 19, 2009 between the Company and Regency Centers, LP. (Van Nuys Branch)
10.33	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch)
10.34	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch)
11	Statement Regarding Computation of Net Earnings per Share(17)
12.1	Statement regarding computation of ratios of earnings to fixed charges
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

(2)
Incorporated by reference to the Exhibits in the Company's Form 8-K, as filed with the SEC on December 17, 2008.

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

(12)
Indicates compensation or compensatory plan, contract, or arrangement.

(13)
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on December 20, 2007.

(14)
Incorporated by reference to the Exhibits to the Company's Form S-8, as filed with the SEC on July 18, 2008.

(15)
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 12, 2009.

(16)
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on June 26, 2009.

(17)
The information required by this Exhibit is incorporated by reference from Note [19] of the Company's Financial Statements included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2010	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 15, 2010
/s/ JOANNE KIM Joanne Kim	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 15, 2010
/s/ KYU-HYUN KIM Kyu-Hyun Kim	Director	March 15, 2010
/s/ MEL ELLIOT Mel Elliot	Director	March 15, 2010
/s/ RICHARD Y. LIM Richard Y. Lim	Director	March 15, 2010
/s/ FRED F. MAUTNER Fred F. Mautner	Director	March 15, 2010

Signature	Title	Date

/s/ YOUNG H. PAK Young H. Pak	Director	March 15, 2010
/s/ HARRY SIAFARIS Harry Siafaris	Director	March 15, 2010
/s/ DONALD BYUN Donald Byun	Director	March 15, 2010
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2009
and 2008 and for Each of the Three Years in the
Period Ended December 31, 2009 and
Report of Independent Registered Public
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 15, 2010

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$155,753	$67,540
Federal funds sold and other cash equivalents	80,004	30,001

Cash and cash equivalents	235,757	97,541
Securities available for sale, at fair value (amortized cost of $651,095 and $227,429 at December 31, 2009 and December 31, 2008, respectively)	651,318	229,136
Securities held to maturity, at amortized cost (fair value of $109 and $135 at December 31, 2009 and December 31, 2008, respectively)	109	139
Loans receivable, net of allowance for loan losses of $62,130 and $29,437 at December 31, 2009 and December 31, 2008, respectively	2,329,078	2,003,665
Loans held for sale—at the lower of cost or market	36,233	18,427
Federal home loan bank stock, at cost	20,850	17,537
Other real estate owned	3,797	2,663
Due from customers on acceptances	945	2,213
Cash surrender value of bank owned life insurance	18,037	17,395
Investment in affordable housing partnerships	13,732	9,019
Bank premises and equipment	12,660	11,265
Accrued interest receivable	15,266	9,975
Deferred income taxes	18,684	12,051
Servicing assets	6,898	4,838
Goodwill	6,675	6,675
Core deposits intangibles	2,013	1,185
FDIC loss share indemnification	33,775	—
Other assets	30,170	6,287

TOTAL	$3,435,997	$2,450,011

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$385,188	$277,542
Interest bearing:
Savings	71,601	44,452
Money market and NOW accounts	932,063	384,190
Time deposits of $100,000 or more	795,679	902,804
Other time deposits	643,684	203,613

Total deposits	2,828,215	1,812,601
Federal Home Loan Bank borrowings and other borrowings	232,000	274,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	5,865	6,957
Acceptances outstanding	945	2,213
Other liabilities	15,515	11,859

Total liabilities	3,169,861	2,194,951

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at December 31, 2009 and December 31, 2008, respectively	59,931	59,443
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,415,657 shares and 29,413,757 shares at December 31, 2009 and December 31, 2008, respectively	54,918	54,038
Accumulated other comprehensive income, net of tax	326	1,239
Retained earnings	150,961	140,340

Total shareholders' equity	266,136	255,060

TOTAL	$3,435,997	$2,450,011

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For Each of the Three Years in the Period Ended December 31, 2009
	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$139,295	$137,630	$144,740
Interest on investment securities	16,573	10,749	9,975
Interest on federal funds sold	2,486	254	2,921

Total interest income	158,354	148,633	157,636

INTEREST EXPENSE:
Interest on deposits	48,690	51,912	68,766
Interest on FHLB advances and other borrowings	7,073	9,287	2,067
Interest on junior subordinated debentures	3,128	4,815	5,453

Total interest expense	58,891	66,014	76,286

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	99,463	82,619	81,350
PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	68,600	12,110	14,980

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	30,863	70,509	66,370

NON-INTEREST INCOME:
Service charges on deposit accounts	12,738	11,964	9,781
Gain on sale of loans	3,694	2,186	7,502
Gain on sale of securities	11,158	—	—
Loan-related servicing fees	3,703	3,174	2,133
Gain from acquisition of Mirae Bank	21,679	—	—
Other income	4,344	3,322	3,168

Total noninterest income	57,316	20,646	22,584

NON-INTEREST EXPENSES:
Salaries and employee benefits	26,498	26,517	24,437
Occupancy and equipment	7,456	6,128	5,302
Deposit insurance premiums	4,780	1,285	923
Data processing	3,969	3,111	3,089
Professional fees	2,337	1,840	1,392
Other operating	12,329	9,519	9,696

Total noninterest expenses	57,369	48,400	44,839

INCOME BEFORE INCOME TAXES	30,810	42,755	44,115
INCOME TAXES	10,686	16,282	17,309

NET INCOME	20,124	26,473	26,806
Preferred stock cash dividend and accretion of preferred stock	3,620	155	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,504	$26,318	$26,806

PER COMMON SHARE INFORMATION
Basic	$0.56	$0.90	$0.91

Diluted	$0.56	$0.90	$0.91

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,413,804	29,368,762	29,339,454
Diluted	29,422,779	29,407,388	29,449,211

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

		Common Stock
	Preferred Stock	Numbers of Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
BALANCE—January 1, 2007	$—	29,197,420	$49,123	$(408)	$100,920	$149,635

Stock options exercised		183,316	138			138
Cash dividend declared					(5,866)	(5,866)
Share-based compensation expense			348			348
Tax benefit from stock options exercised			1,286			1,286
Stock repurchase		(127,425)	(1,262)			(1,262)
Cumulative impact of change in accounting for uncertainties in income taxes (net of tax)					(162)	(162)
Cumulative impact of change in accounting for fair valuation method adoption (net of tax)					80	80
Comprehensive income:
Net income					26,806	26,806
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				117		117
Change in unrealized gain on securities available for sale (net of tax)				666		666

Comprehensive income						27,589

BALANCE—December 31, 2007	$—	29,253,311	$49,633	$375	$121,778	$171,786

Stock options exercised		160,446	470			470
Cash dividend declared or accrued
Common stock					(5,880)	(5,880)
Preferred stock					(155)	(155)
Share-based compensation expense			1,139			1,139
Tax benefit from stock options exercised			57			57
Issuance of preferred stock—62,158 shares	59,419					59,419
Accretion of discount on preferred stock	24					24
Issuance of stock warrants—949,460 shares			2,739			2,739
Cumulative impact of change in accounting for bank owned life insurance (net of tax)					(1,876)	(1,876)
Comprehensive income:						—
Net income					26,473	26,473
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				61		61
Change in unrealized gain on securities available for sale (net of tax)				803		803

Comprehensive income						27,337

BALANCE—December 31, 2008	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060

Stock options exercised		1,900	5			5
Cash dividend declared or accrued
Common stock					(5,883)	(5,883)
Preferred Stock					(3,108)	(3,108)
Share-based compensation expense			875			875
Accretion of discount on preferred stock	488				(512)	(24)
Comprehensive income:
Net income					20,124	20,124
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)				51		51
Change in unrealized loss on securities available for sale (net of tax)				(964)		(964)

Comprehensive income						19,211

BALANCE—December 31, 2009	$59,931	29,415,657	$54,918	$326	$150,961	$266,136

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	For Each of the Three Years in the Period Ended December 31,
	2009	2008	2007
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized (losses) gains on securities available for sale arising during year	$(1,484)	$1,384	$1,147
Less income tax (benefit) expense	(520)	581	481

Net unrealized (losses) gains on securities available for sale	$(964)	$803	$666

Net unrealized gains on interest-only strips arising during period	$84	$105	$202
Less income tax expense	33	44	85

Net unrealized gains on interest-only strips	$51	$61	$117

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For each of the Three Years in the Period Ended December 31, 2009
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,124	$26,473	$26,806
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment securities	4,138	1,088	(126)
Depreciation of Bank premises and equipment	2,112	1,809	1,628
Accretion of discount on acquired loans	(8,312)	—	—
Amortization of core deposit intangibles	605	298	298
Amortization of investments in affordable housing partnerships	1,289	809	—
Provision for losses on loans and loan commitments	68,600	12,110	14,980
Provision for other real estate owned losses	435	123	—
Deferred tax benefit	(6,146)	(3,525)	(54)
Loss on disposition of bank premises and equipment	17	158	12
Gain from acquisition of Mirae Bank	(21,679)	—	—
Net realized gain on sale of loans held for sale	(3,694)	(2,186)	(7,502)
Proceeds from sale of loans held for sale	66,232	51,681	134,818
Origination of loans held for sale	(80,139)	(60,009)	(131,245)
Net realized gain on sale of available for sale securities	(11,158)	(3)	(42)
Change in unrealized appreciation on serving assets	830	877	1,906
Net realized gain on sale of other real estate owned	(416)	(17)	(138)
Share-based compensation expense	875	1,139	348
Change in cash surrender value of life insurance	(546)	(634)	(593)
Servicing assets capitalized	(995)	(766)	(1,637)
Tax benefit from exercise of stock options	—	(57)	(1,286)
(Increase) Decrease in accrued interest receivable	(3,797)	87	(13)
(Increase) Decrease in other assets	(25,274)	649	(4,004)
Dividends of Federal Home Loan Bank stock	—	(616)	(421)
Decrease in accrued interest payable	(4,045)	(3,483)	(1,566)
Increase (Decrease) in other liabilities	1,561	(77)	(186)

Net cash provided by operating activities	617	25,928	31,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	29	7,245	7,237
Purchase of securities available for sale	(866,880)	(117,851)	(188,388)
Proceeds from principal repayments, matured, called, or sold securities available for sale	505,605	113,270	133,285
Net increase in loans receivable	(121,041)	(240,482)	(271,246)
Payment of FDIC loss share indemnification	7,737	—	—
Proceeds from sale of other loans	16,824	—	14,325
Proceeds from sale of other real estate owned	2,946	875	1,530
Proceeds from sale of repossessed vehicles	—	28	112
Purchases of investments in affordable housing partnerships	(6,002)	(3,606)	—
Purchases of bank premises and equipment	(3,234)	(1,964)	(2,181)
Purchases of Federal home loan bank stock	—	(8,225)	(732)
Purchases of bank owned life insurance	(96)	(532)	—
Proceeds from disposition of Bank equipment	—	3	166
Net cash and cash equivalents acquired from acquisition of Mirae Bank	5,724	—	—

Net cash used in investing activities	(458,388)	(251,239)	(305,892)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	For each of the Three Years in the Period Ended December 31, 2009
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$5	$470	$138
Payment of cash dividend on common stock	(5,883)	(5,872)	(5,864)
Payment of cash dividend on preferred stock	(2,875)	—	—
(Decrease) Increase in Federal Home Loan Bank borrowings and other borrowings	(117,500)	124,000	130,000
Tax benefit from exercise of stock options	—	57	1,286
Net increase in deposits	722,240	49,530	11,099
Increase in junior subordinated debentures	—	—	25,774
Cash proceed from issuance of preferred stock	—	62,158	—
Purchases of common stock	—	—	(1,262)

Net cash provided by financing activities	595,987	230,343	161,171

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,216	5,032	(112,738)
CASH AND CASH EQUIVALENTS—Beginning of year	97,541	92,509	205,247

CASH AND CASH EQUIVALENTS—End of year	$235,757	$97,541	$92,509

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Interest paid	$59,983	$69,498	$77,851
Income taxes paid	$21,105	$19,429	$16,795
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$6,428	$3,510	$1,391
Note financing for OREO sales	$2,924	$—	$—
Note financing for sale of other loans	$24,857	$—	$—
Net assets acquired from Mirae Bank (see Note 2)	$21,679	$—	$—
Other assets transferred to Bank premises and equipment	$290	$312	$120
Common stock cash dividend declared, but not paid	$1,471	$1,471	$1,463
Preferred stock cash dividend declared, but not paid	$388	$155	$—

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

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

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in consolidation.

        Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell, all of which have original maturities of less than 90 days. As of December 31, 2009, $155.7 million of cash and cash equivalents were from cash and due from banks, while $80.0 million were term federal funds sold.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. The Company had no trading securities at December 31, 2009 and 2008. Unrealized gains and losses are recognized in noninterest income; and

  (iii)
  Securities not classified as held to maturity or trading securities are classified as "available for sale" and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

        Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method.

        In accordance with ASC 320-10-65-1 (Recognition and Presentation of Other-Than-Temporary Impairments), an other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other than temporary impairments on investment securities in 2009, 2008 and 2007. The accounting treatment for interest-only strips (I/O strips) are like debt securities; impairment charges reduces the cost basis of the I/O strips and reduce earnings.

        The fair value of investments is accounted for in accordance with ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting. The third party provides market values derived using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received is tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as level 2 in reference to ASC 820.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is generally discontinued when a loan is over 90 days delinquent unless management believes principal and interest on the loan is recoverable. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

        Nonrefundable fees, net of incremental costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loans using the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

  (i)
  Loans Held for Sale

    Certain loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. The premium on the pro-rata principal of Small Business Administration or "SBA" loans sold is recognized as gain on sale of loans at the time of the sale. The remaining portion of the premium related to the unsold principal of SBA loans, is presented as unearned income in as discussed in Note 5, is deferred and amortized over the remaining life of the loan as an adjustment to yield.

  (ii)
  Servicing Assets & Interest Only Strips

    Upon sales of SBA guaranteed loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. For purposes of measuring impairment, the servicing assets are stratified by collateral types. On January 1, 2007, the Company adopted ASC 860-50 (formerly Statement of Financial Accounting Standards ("SFAS") No. 156—Accounting for Servicing of Financial Assets). Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing income on our current earnings in the statement of operations.

    An interest-only strips is recorded based on the present value of the excess of future interest income, generally amounts in excess of 1.00%, over the contractually specified servicing fee, calculated using the same assumptions as noted above. I/O strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered an other-than-temporary impairment and it is charged to the current earnings. I/O strips are amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

  (iii)
  Acquired Loans

    In accordance with ASC 805 (formerly FAS 141R Business Combinations), all acquired loans are valued as of the date of an acquisition. The loans in the portfolio that the Company acquired from the Mirae Bank acquisition are covered by the FDIC loss-sharing agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." Covered loans acquired from Mirae Bank with evidence of credit deterioration with the probability that all contractually required payments will not be collected, are accounted for in accordance with ASC 310-30 (formerly AICPA Statement of Position SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer) and are hereby referred to as "SOP 03-3 loans". In contrast, "Non-SOP 03-3" loans are all other covered loans that do not qualify as SOP 03-3 loans.

    For Non SOP 03-3 loans, the Company applies the effective interest income method for the discount accretion. The fair value of SOP 03-3 loans however, is recorded at the time of acquisition with expected credit losses factored in and incurred over the life of the loan. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool of loans, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan. Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. However, if the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

    Covered loans, or loan covered under the loss sharing agreements with the FDIC in connection with the acquisition of Mirae Bank are reported in relation to the expected cash flows reimbursements from the FDIC. Interest income is accrued daily based on the outstanding principal balances and as the expected cash flows decreases, provision for loan losses is recorded and the estimated FDIC reimbursement is increased.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Allowance for Loan Losses—Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and estimation of probable losses inherent in the loan portfolio. The Company's methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of the loan portfolio in three phases:

  •
  the specific review of individual loans in accordance with ASC 310-10 (SFAS No. 114, Accounting by Creditors for Impairment of a Loan),

  •
  the segmenting of loan pools with similar characteristics and utilizing historical losses on these pools in accordance with ASC 450-10 (SFAS No. 5, Accounting for Contingencies), and

  •
  a judgmental estimate based on various qualitative factors.

        The first phase of our allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, each loan is evaluated except for some homogeneous loans, such as automobile loans and overdraft loans. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan's expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral less selling costs.

        The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics for evaluation in accordance with ASC 450-10. Loss migration analysis is performed to calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks. Historical data from the previous 20 periods are used with more weighting emphasis on recent periods.

        In the third phase, we consider relevant internal and external factors that may affect the collectability of a loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have insignificant impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. A credit risk matrix is used to evaluate the presence, severity, and trends of each of the quantitative factors. The factors currently considered are, but are not limited to: concentration of credit, delinquency trend, nature and volume of loan trend, non-accrual and problem loan trends, loss and recovery trend, quality loan review, number and quality of lending and management staff, lending policies and procedures, economic conditions, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

        Bank Premises and Equipment—Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on building, furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses.

        Covered Other Real Estate Owned, or OREO covered under the loss sharing agreements with the FDIC in connection with the acquisition of Mirae Bank are reported in relation to the expected cash flows reimbursements from the FDIC. Once covered loan collateral becomes other real estate owned, the OREO is booked at the fair market value less selling cost. Decrease in fair values on covered OREOs results in a reduction of the carrying value and increases the estimated reimbursement amount from the FDIC.

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

        Federal Home Loan Bank ("FHLB") Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and both cash and stock dividends are reported as income.

        Bank Owned Life Insurance ("BOLI") Obligation—ASC 715-60-35 (formerly Emerging Issue Task Force ("EITF") 06-4) requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. ASC 715-60-35 is effective beginning of entity's first fiscal year after December 15, 2007. The Company adopted ASC 715-60-35 on January 1, 2008 using the latter option, i.e., based on the future death benefit. Upon this adoption, the Company recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the year's beginning equity. During 2009 and 2008, the increase in BOLI expense and liability related to the adoption of ASC 715-60-35 was $870,000 and $144,000, respectively, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements.

        Affordable Housing Investment Partnerships—The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments are accounted for using the cost method of accounting. The costs of the investments are being amortized on a straight line method over the life of related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. In accordance with ASC 350-20 (SFAS No. 142—Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather subject to impairment testing at least annually. The Company tested goodwill for impairment as of December 31, 2009. There was no impairment in recorded goodwill as of December 31, 2009 (see Note 15).

        FDIC Indemnification Asset—With the acquisition of Mirae Bank, The Bank entered into a loss-sharing agreement with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss-sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 (formerly FAS 141R Business Combinations). The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decreased from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively. When covered loans are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered loans that become impaired, increases the indemnification assets.

        Income Taxes—The Company accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax rates for deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

        The Company records net tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to reduce the current period provision for income taxes.

        In 2007, the Company adopted the provision of ASC 740-10-25 (formerly Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10 (SFAS No. 109, Accounting for Income Taxes). ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. As a result of the 2007 implementation of the Interpretation, the Company recognized an increase in the liability for unrecognized tax benefit of $123,000 and no related interest in 2009. As of December 31, 2009, the total unrecognized tax benefit was $259,000, and related interest was $19,000.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the Company or by the Company to shareholders. In addition, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfilling the dividend payment requirement of the TARP.

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

        Stock-Based Compensation—The Company issued stock-based compensation to certain employees, officers, and directors. The Company accounted for stock-based compensation in accordance with ASC 718-10 (SFAS 123R, Share-Based Payment, for stock based compensation). The Company follows the modified prospective method, which requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant of these involves the allowance for loan losses as discussed above, estimates of fair values for purchased loans as discussed above and in Note 2, fair value for investments and impaired loans as discussed in Note 3. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In December 2008, the FASB issued ASC 715-20 (formerly FSP SFAS No.132R-1, Employer's Disclosures about Postretirement Benefit Plan Assets), which amends SFAS No. 132R, Employer's Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers' disclosures about plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures are to provide users of financial statements with an understanding of the plan

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment policies and strategies regarding investment allocation, major categories of plan assets, use of fair valuation inputs and techniques, effect of fair value measurements using significant unobservable inputs (i.e., level 3 inputs), and significant concentrations of risk within plan assets. ASC 715-20 is effective for financial statements issued for fiscal years beginning after December 15, 2009, with early adoption permitted and does not require comparative disclosures for earlier periods. The Company is in the process of evaluating the impact that the adoption of ASC 715-20 will have on the consolidated financial statements.

        In April 2009, the FASB issued ASC 820-10-65-4 (formerly FSP SFAS No.157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. As some constituents indicated that ASC 820 (SFAS No. 157) and ASC 820-10-35 (FSP SFAS No. 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, did not provide sufficient guidance on how to determine whether a market for a financial asset that historically was active is no longer active and whether a transaction is not orderly. Therefore, this ASC 820-10-65-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted ASC 820-10-65-4 in the second quarter of 2009 and the adoption did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC 320-10-65 (Formerly FSP SFAS No.115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment ("OTTI") guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This ASC 320-10-65 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This issuance also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material impact on the consolidated financial statements.

        In April 2009, the FASB issued ASC Topic 825 (formerly FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends SFAS No. 107, Disclosure about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. In periods after initial adoption, Topic 825 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC Topic 825 did not have a material impact on the consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In June 2009, the FASB issued new authoritative guidance under ASC Topic 860 (formerly Statement No. 166) "Transfers and Servicing." This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC Topic 860 addresses (1) practices that have developed since the issuance of ASC 860-20 that are not consistent with the original intent and key requirements of that statement, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. ASC Topic 860 is effective at the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual periods thereafter. Early adoption is prohibited. This statement must be applied to transfers occurring on or after the effective date. However, the disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date. Additionally, on and after the effective date, the concept of qualifying special-purpose entity ("SPE") is no longer relevant for accounting purposes. Therefore, formerly qualifying SPEs, as defined under previous accounting standards, should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The adoption of ASC Topic 860 did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued ASC 810 (SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)"). ASC 810 amends FIN 46 (Revised December 2003), "Consolidation of Variable Interest Entities," to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810 requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. ASC 810 will be effective January 1, 2010. The adoption of ASC 810 did not have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, which is now codified in FASB ASC 105, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for interim and annual financial statements issued after September 15, 2009. The adoption of ASC 105 did not have a material impact on the consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In August 2009, the FASB issued Accounting Standards Update ("ASU") 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU 2009-05") which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on the consolidated financial statements.

        In December 2009, FASB issued ASU 2009-16, "Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets." Update 2009-16 will require more information regarding transferred financial assets, including securitization transactions, and where entities have continuing exposure to risks related to transferred financial assets. This standard is effective at the start of a company's first fiscal years beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar year basis. As a result of certain recourse provisions that are included in the sale of SBA guaranteed loans, ASU 2009-16 will result in a change in classification of SBA guarantee loans sold from SBA sold loans to secured borrowings, until such recourse provision expire. We do not expect adoption of this standard to have a material impact on the consolidated financial statements.

        In December 2009, the FASB issued Accounting Standards Update 2009-17, "Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," as an amendment to FASB 167. ASU 2009-17 revises the consolidation guidance for variable interest entities and modifies the approach for determining the primary beneficiary of a variable interest entity (VIE). Under ASU 2009-17, the primary beneficiary is the variable interest holder that has (1) the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In addition, ASU 2009-17 provides guidance on shared power and joint venture relationships, removes the scope exemption for qualified special purpose entities, revises the definition of a VIE, and requires additional disclosures. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009 or January 1, 2010, for companies reporting earnings on a calendar year basis. We do not expect adoption of this standard to have a material impact on the consolidated financial statements.

        In February 2010, the FASB issued ASU 2010-09, and amendment of ASC 855 (formerly Statement No. 165, Subsequent Events). ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 2010-09 amends ASC 855 by adding the "SEC filer", and "revised financial statements" to the ASC Master Glossary while removing the definition of "public entity" from the glossary. The amendment also exempts SEC filers from disclosing the date through which subsequent events have been evaluated and require SEC files and conduit debt obligors to evaluate subsequent events through the date the financial statements are issued. ASU 2010-09 is effective as of the issue date for financial statements that are issued, available to be issued, or revised. We do not expect adoption of this update to have a material impact on the consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK

        The FDIC placed Mirae under receivership upon Mirae's closure by the California Department of Financial Institutions ("DFI") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009.

        The Mirae acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC Topic 805, Business Combinations (formerly SFAS No. 141R). The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and are subject to refinements for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. As of December 31, 2009, the fair values for acquired assets and liabilities remained open. A "bargain purchase gain" totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

assumed as no consideration was paid to purchase Mirae Bank. The estimated fair value of the assets purchased and liabilities assumed are presented in the following table:

Statement of Net Assets Acquired

(Dollars in Thousands)

At June 26, 2009
Assets
Cash and cash equivalents	$5,724
Securities	55,371
Loans	285,685
Core deposit intangible	1,330
FDIC loss-sharing receivable	40,235
Other assets	7,301

Total assets	395,646

Liabilities
Deposits	293,375
FHLB borrowings	75,500
Other liabilities	5,092

Total liabilities	373,967

Net assets acquired	$21,679

Mirae Bank's net assets acquired before fair valuation adjustments	$36,928
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans, net	(54,964)
Securities	(1,829)
FDIC loss share indemnification	40,235
Core deposit intangible	1,330
Deposits	(375)
Servicing rights	354

Bargain purchase gain	$21,679

        As of June 26, 2009, the Company recorded an FDIC indemnification asset of $40.2 million, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. From June 26, 2009 through December 31, 2009, the Company recorded an additional $4.4 million due to charge-offs and impairment of loans. As a result covered loan sales and pay-offs the indemnification asset was reduced by $3.1 million in the same time period. In November 2009, the Company received its first payment from FDIC, in the amount of $7.7 million. As of December 31, 2009, the recorded FDIC indemnification asset was $33.8 million.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

        The table below reflects the FDIC indemnification assets from the date of the acquisition to December 31, 2009:

FDIC Indemnification Asset

(Dollars in Thousands)

2009
Beginning balance at June 26, 2009	$40,235
Additions resulting from charge-offs or impairment	4,356
Payments received from the FDIC	(7,725)
Write-downs resulting from loans sold or paid-off	(3,091)

Ending balance at December 31, 2009	$33,775

        Mirae Bank prior to the acquisition on June 26, 2009 was not a public traded company and therefore did not file any quarterly reports with the SEC. It was determined that Mirae Bank's financial information for years prior to the acquisition was unreliable. In accordance with ASC 805, proforma requirement were considered, however, due to the lack of information it was deemed impractical to provide the information required as the Company was unable to substantiate any of the significant assumptions of management prior to the acquisition.

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES

        In September 2006, the FASB issued ASC 820 "Fair Value Measurement and Disclosure" (formerly SFAS No. 157, Fair Value Measurements), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where the Company conducts business. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Level 3—Pricing inputs are inputs unobservable for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

        The Company adopted ASC 820-10 (SFAS No. 157) as of January 1, 2008 and ASC 820-10-35 (FSP SFAS No.157-3) as of October 10, 2008. It used the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

  Securities available for sale—Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of December 31, 2009 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

  Collateral dependent impaired loans—A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Fair value of collateral dependent loans is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company measures impairment on all nonaccrual loans and trouble debt restructured loans, except automobile loans, for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

  Other real estate owned ("OREO")—Other real estate owned or (OREO), consists principally of properties acquired through foreclosures. For balance sheet purposes, OREO is booked at fair value less selling cost. Management periodically performs valuations and the OREO is carried at the lower of carrying value or fair value, less cost to sell. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. However, in accordance with ASC 820-10 (FASB 157) fair value disclosures for financial instruments, OREOs are measured at fair value (selling costs are not subtracted).

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Servicing assets and interest-only strips—Small Business Administration ("SBA") loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for servicing assets while I/O strips are measures at the lower of cost or fair value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

  Servicing liabilities—SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

        The table below summarizes the valuation of our investments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2009 and December 31, 2008:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	As of December 31, 2009
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$155,382	$—	$155,382	$—
Mortgage backed securities	131,711	—	131,711	—
Collateralized mortgage obligations	319,554	—	319,554	—
Corporate securities	2,017	—	2,017	—
Municipal bonds	42,654	—	42,654	—
Servicing assets	6,898	—	—	6,898
Interest-only strips	724	—	—	724
Servicing liabilities	(407)	—	—	(407)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

	As of December 31, 2008
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$26,187	$—	$26,187	$—
Mortgage backed securities	125,513	—	125,513	—
Collateralized mortgage obligations	63,303	—	63,303	—
Corporate securities	6,953	—	6,953	—
Municipal bonds	7,180	—	7,180	—
Servicing assets	4,838	—	—	4,838
Interest-only strips	632	—	—	632
Servicing liabilities	(328)	—	—	(328)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the year ended December 31, 2009 and December 31, 2008:

December 31, 2009

(Dollars in thousands)	At January 1, 2009	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At December 31, 2009	Net Cumulative Unrealized Gains
Servicing assets	$4,838	$(565)	$—	$2,625	$—	$6,898	$—
Interest-only strips	632	(109)	85	116	—	724	300
Servicing liabilities	(328)	55	—	(134)	—	(407)	—

December 31, 2008

(Dollars in thousands)	At January 1, 2008	Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At December 31, 2008	Net Cumulative Unrealized Gains
Servicing assets	$4,949	$(877)	$—	$766	$—	$4,838	$—
Interest-only strips	753	(226)	105	—	—	632	249
Servicing liabilities	(379)	51	—	—	—	(328)	—

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at December 31, 2009, and the total losses resulting from these fair value adjustments for the twelve month ended December 31, 2009 and December 31, 2008:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

	December 31, 2009
					Total Losses
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$128,764	$128,764	$10,250
OREO	—	—	4,031	4,031	435

Total	$—	$—	$132,795	$132,795	$10,685

	December 31, 2008
					Total Losses
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$20,745	$20,745	$1,393
OREO	—	—	2,663	2,663	123

Total	$—	$—	$23,408	$23,408	$1,406

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31:

2009 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for sale:
Securities of government sponsored enterprises	$156,879	$103	$1,600	$155,382
Corporate securities	2,000	17	—	2,017
Collateralized mortgage obligations	318,531	1,998	975	319,554
Mortgage-backed securities	131,617	820	726	131,711
Municipal bonds	42,068	1,091	505	42,654

Total	$651,095	$4,029	$3,806	$651,318

Held to maturity:
Collateralized mortgage obligations	$109	$—	$—	$109

Total	$109	$—	$—	$109

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

4. INVESTMENT SECURITIES (Continued)

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

        As of December 31, 2009, held-to-maturity securities, which are carried at their amortized costs, decreased to $109,000 from $139,000 at December 31, 2008. Available-for-sale securities, which are stated at their fair market values, increased to $651.3 million at December 31, 2009 from $229.1 million at December 31, 2008. The $422.2 million increase in 2009 is mainly due to the abundant liquidity incurred by the increase of deposit and acquisition of Mirae Bank investment portfolio through Federal Deposit Insurance Corporation ("FDIC"). The Company had $423.6 million net purchases in 2009 $3.4 million in net purchases in 2008. Unrealized losses recorded in 2009 and 2008 were $1.5 million and $1.4 million, respectively. In 2009, the net purchases total includes $922.3 million in securities purchases including $55.4 million acquired from Mirae Bank, and paydowns, maturities, and called securities of $498.6 million. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

        Accrued interest receivable on investment securities totaled $3,543,000 and $1,331,000 at December 31, 2009 and 2008, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

4. INVESTMENT SECURITIES (Continued)

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less than 12 months		12 months or longer		Total
As of December 31, 2009 (Dollars in Thousands) Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Corporate securities	—	—	—	—	—	—
Municipal bonds	8,783	(505)	—	—	18,783	(505)

	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

	Less than 12 months		12 months or longer		Total
As of December 31, 2008 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations	$2,642	$(65)	$1,591	$(17)	$4,233	$(82)
Mortgage-backed securities	12,287	(300)	536	(3)	12,823	(303)
Corporate securities	4,865	(45)	1,953	(47)	6,818	(92)
Municipal bonds	5,712	(157)	—	—	5,712	(157)

	$25,506	$(567)	$4,080	$(67)	$29,586	$(634)

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) Description of Securities (HTM)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	135	(4)	—	—	135	(4)

	$135	$(4)	$—	$—	$135	$(4)

(1)
There were no held to maturity securities with losses as of December 31, 2009.

        Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

4. INVESTMENT SECURITIES (Continued)

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

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2009 represents an other than temporary impairment. An other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." The Company has no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but has since been downgraded to below investment grade. The Subprime market is made up of Subprime mortgages or loans that do not meet Fannie Mae or Freddie Mac underwriting standards. Subprime loans inherently have more associated risk due to the inferior credit quality of the borrower. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 and 2008 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

4. INVESTMENT SECURITIES (Continued)

corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2009 and 2008 until the market value recovers or the securities mature.

        The amortized cost and estimated fair value of investment securities at December 31, 2009, by contractual maturity, are shown below:

(Dollars in Thousands)	Amortized Cost	Estimated Fair Value
Available for sale:
Due in one year or less	$31,071	$31,792
Due after one year through five years	263,203	263,820
Due after five years through ten years	148,220	147,120
Due after ten years	208,601	208,586

Total	$651,095	$651,318

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	109	109

Total	$109	$109

        Securities with amortized cost of approximately $629,452,000 and $219,972,000 were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2009 and 2008, respectively.

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans as of December 31:

	2009		2008
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial loans	$1,240	$386,203	$5,235	$383,982
Real estate loans	34,993	1,993,082	13,192	1,629,615
Installment loans	—	17,234	—	23,669

	36,233	2,396,519	18,427	2,037,266
Allowance for loan losses	—	(62,130)	—	(29,437)
Deferred loan fees	—	(744)	—	(178)
Unearned income	—	(4,567)	—	(3,986)

Net loans	$36,233	$2,329,078	$18,427	$2,003,665

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2009, 2008 and 2007, the Company serviced loans sold to unaffiliated parties in the amounts of $432,591,000, $314,988,000, and $338,166,000, respectively.

        The maturity or repricing distribution of the loan portfolio as of December 31, 2009 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Less than one year	$32,119	$1,486,815	$1,518,934
One to five years	3,754	877,535	881,289
After five years	360	32,169	32,529

Total gross loans	$36,233	$2,396,519	$2,432,752

        The rate composition of the loan portfolio as of December 31, 2009 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Fixed rate loans	$4,114	$1,155,936	$1,160,050
Variable rate loans	32,119	1,240,583	1,272,702

Total gross loans	$36,233	$2,396,519	$2,432,752

        The amounts on the tables above are the gross loan balance at December 31, 2009 before netting deferred loan fees and unearned income totaling $5.3 million.

        As of June 26, 2009, the Company has acquired Mirae Bank through the FDIC. Upon acquiring certain assets and liabilities, the Company entered into loss sharing agreements with the FDIC where the FDIC will share in losses on assets covered under the agreements. With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries. As of December 31, 2009, the balance of loans which are subject to the single family loss sharing agreement was $1,666,000 and the balance of loans which are subject to the non-single family loss sharing agreement was $257 million. For those purchased loans, the Company increased the net allowance for loan losses by $753,000 during 2009.

        The carrying amount of those loans as of December 31 is as follows:

(Dollars in Thousands)	2009
Non SOP 03-3 Loans	$248,204
SOP 03-3 Loans	10,879

Outstanding balance	$259,083

Carrying value, net of allowance for loan losses	$258,330

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        SOP 03-3 loans are purchased loans for which it was probable at acquisition that all contractually required payments would not be collected. Following is the summary of SOP 03-3 loans as of December 31.

(Dollars in Thousands)	2009
Breakdown of SOP 03-03 loans:
Real estate loans	$6,881
Commercial loans	$3,998

        Loans acquired from Mirae Bank were purchased at a discount. Accretion of $6.7 million on loans purchased at discount of $54.9 million was recorded as interest income.

        Wilshire State Bank's legacy loans, excluding the acquired loan portfolio from the FDIC, as of December 31, 2009 and 2008, the government guaranteed portion (SBA loans) of total gross loans was $30.3 million and $36.6 million, respectively.

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

        The activity in the allowance for loan losses was as follows for the years ended December 31:

(Dollars in Thousands)	2009	2008	2007
Balance—beginning of year	$29,437	$21,579	$18,654
Provision for loan losses	67,328	12,865	13,873
FDIC indemnification	856	—	—
Loans charged-off	(36,743)	(7,147)	(11,271)
Recoveries of charge-offs	1,252	2,140	323

Balance—end of year	$62,130	$29,437	$21,579

        The activity in liabilities for losses on loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2009	2008	2007
Balance—beginning of year	$1,243	$1,998	$891
Provision (benefit) for losses on loan commitments	1,272	(755)	1,107

Balance—end of year	$2,515	$1,243	$1,998

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of impaired loans with and without specific reserves as of December 31, 2009 and 2008:

	2009		2008
(Dollars in Thousands)	Loan Amount	Specific Reserves	Loan Amount	Specific Reserves
Impaired loans without specific reserves	$81,041	$—	$11,881	$—
Impaired loans with specific reserves	84,192	15,644	16,074	6,215

Total impaired loans	$165,233	$15,644	$27,955	$6,215

        The average recorded investment in impaired loans during the years ended December 31, 2009 and 2008 was $201.2 million and $29.4 million, respectively. Interest income recognized from the impaired loans in 2009 was $5.8 million.

        At December 31, 2009, the Company had loans on non-accrual status of $69.4 million, net of SBA guaranteed portions, as compared with $15.3 million at December 31, 2008.

        The Company provides residential mortgage lending and it offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of the salable loans are transferred to the secondary market while a certain portion was retained on our books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2009 and 2008 was $41.3 million and $42.4 million, respectively. The residential mortgage loans with unconventional terms such as interest only mortgage and option adjustable rate mortgage at December 31, 2009 were $1.9 million and $1.2 million, respectively, inclusive of loans held temporarily for sale or refinancing. These were $2.1 million and $1.2 million, respectively, at December 31, 2008.

        The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company's normal lending policies:

(Dollars in Thousands)	2009	2008
Outstanding balance—beginning of year	$10,559	$11,779
Credit granted, including renewals	19,469	1,642
Repayments	(2,042)	(2,862)

Outstanding balance—end of year	$27,986	$10,559

        Income from these loans totaled approximately $823,000, $564,000, and $1,780,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is reflected in the accompanying consolidated statements of operations.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at 2009 year end was $421.3 million.

        The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2009 and 2008, respectively:

(Dollars in Thousands)	2009	2008
Beginning of year	$4,838	$4,949
Servicing assets acquired from Mirae Bank	1,894	—
Additions	996	766
Disposals	(265)	(608)
Changes in fair value	(565)	(269)

End of year	$6,898	$4,838

        The fair valuation of servicing assets in accordance with the adoption of ASC 860-50 (SFAS No. 156) was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        Starting in 2009, the Company enhanced the fair market valuation of servicing assets by stratifying servicing assets as real estate and non-real estate (commercial). The Company utilizes the discounted cash flow method to determine the fair market value of servicing assets, and different discount rates and constant prepayment rates are being applied at the time of valuation. As a result of the stratification, the fair market value of servicing assets is $191,000 less than what it would have been if servicing assets had not been stratified into two categories.

        The following table is a summary of weighted average discount rates and constant prepayment rates of our servicing loan portfolio as of December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Average Discount Rate:	5.77%	7.00%
Constant Prepayment Rate:	16.98%	18.20%
Weighted Average Life:	16 Years	15 Years

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2009	2008
Land	$2,968	$2,068
Building	2,744	2,508
Furniture and equipment	7,461	6,566
Leasehold improvements	9,868	9,137

	23,041	20,279
Accumulated depreciation and amortization	(10,381)	(9,014)

	$12,660	$11,265

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2009, the Company had nine investments, with a net carrying value of $13.7 million at December 31, 2009. Due to the Company's inability to exercise any significant influence over any of the nine investments, all investments in Affordable Housing Partnerships are accounted for using the cost method. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 15 years are $24.3 million as of December 31, 2009. The Company's usage of federal tax credits approximated $1,521,000, $942,000, and $542,000 during 2009, 2008, and 2007, respectively. Investment amortization amounted to $1,289,000, $809,000, and $532,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

9. DEPOSITS

        Time deposits by maturity dates are as follows at December 31:

(Dollars in Thousands)	2009	2008
Less than three months	$464,438	$520,740
After three to six months	215,956	340,244
After six months to twelve months	589,643	236,148
After twelve months	169,326	9,285

Total	$1,439,363	$1,106,417

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

9. DEPOSITS (Continued)

        The scheduled maturities of time deposits as of December 31, 2009 are as follows:

(Dollars in Thousands) Year	Amount
2010	$1,270,037
2011	168,244
2012	1,064
2013	—
2014 and thereafter	18

Total	$1,439,363

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2009 are, as follows:

(Dollars in Thousands) Maturity	Amount
Three months or less	$411,122
Over three months through six months	156,906
Over six months through twelve months	201,028
Over twelve months	26,623

Total	$795,679

10. COMMITMENTS AND CONTINGENCIES

        The following tables represent future commitments and contingencies at December 31, 2009:

(Dollars in Thousands) Year	Amount
2010	$9,257
2011	7,619
2012	3,555
2013	2,525
2014	2,509
Thereafter	6,663

$32,128

        Rental expense recorded under such leases amounted to approximately $3,626,000, $3,009,000, and $2,646,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

        In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management's opinion, the final disposition of all such claims will not have an adverse material impact on the consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $238,238,000 and $153,441,000 and obligations under standby letters of credit and commercial letters of credit of approximately $22,769,000 and $27,833,000 at December 31, 2009 and 2008, respectively.

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2009, the Company had nine investments, with a net carrying value of $13.7 million at December 31, 2009. Commitments to fund investments in affordable housing partnerships totaled $11.4 million at December 31, 2009 with the last of the commitments ending in 2015.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2009, the Company had approved financing with the Federal Home Loan Bank ("FHLB") for a maximum advance of up to 30% of total assets based on qualifying collateral. The Company's actual borrowing capacity under the FHLB standard credit program per our pledged collateral was approximately $591.5 million, with $182.0 million borrowing outstanding and $409.5 million capacity remaining as of December 31, 2009. The Company also participates in the Securities-Backed Credit Program (SBC Program) as well. The Company's actual borrowing capacity under the SBC program per our pledged collateral was approximately $354.1 million, with $50.0 million borrowing outstanding and $304.1 million capacity remaining as of December 31, 2009.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table indicates our outstanding advances from FHLB at December 31, 2009.

Amount (Dollars in Thousands)	Issue Date	Maturity Date	Rate
$50,000	12/30/2009	01/01/2010	0.06%
40,000	01/08/2008	01/08/2010	3.44%
8,000	10/29/2008	02/01/2010	2.98%
8,000	09/30/2008	03/30/2010	3.57%
8,000	10/30/2008	04/01/2010	2.91%
8,000	10/01/2008	10/01/2010	3.57%
40,000	03/31/2008	03/31/2011	2.12%
25,000	12/01/2008	12/01/2011	2.73%
25,000	12/02/2008	12/02/2011	2.62%
20,000	12/03/2008	12/05/2011	2.61%

$232,000			2.22%

        The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

	Year Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Average balance during the year	$310,982	$286,213	$46,890
Average interest rate during the year	2.27%	3.23%	4.24%
Maximum month-end balance during the year	$387,000	$370,000	$155,000
Loans collateralizing the agreements at year-end	$1,005,310	$1,113,734	$946,764
Securities collateralizing the agreements at year-end	$379,209	$—	$—

        The Company had five issuances of junior subordinated debentures, $10,000,000, $15,464,000, $20,619,000, $15,464,000, and $25,774,000, respectively, at December 31, 2009. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table summarizes our outstanding Subordinated Debentures at December 31, 2009:

(Dollars in Thousands) Name	Issued Date	Amount of Debenture Issued	Common Securities	Interest Rate	Current Rate	Callable Date	Maturity Date
Wilshire State Bank Junior Subordinated Debentures	12/19/2002	$10,000	N/A	3 Month LIBOR + 3.10%	3.35%	03/26/2010(1)	12/26/2012
Wilshire Statutory Trust I	12/17/2003	15,464	464	3 Month LIBOR + 2.85%	3.10%	03/17/2010(2)	12/17/2033
Wilshire Statutory Trust II	03/17/2005	20,619	619	3 Month LIBOR + 1.79%	2.04%	03/17/2010	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	464	6.07% Fixed until 09/15/2010 thereafter 3 Month LIBOR + 1.40%	6.07%	09/15/2010	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	774	3 Month LIBOR + 1.38%	1.63%	09/15/2012	09/15/2037

		$87,321	$2,321

(1)
The Bank has the right to redeem the $10 million debentures, in whole or in part, on any March 26, June 26, September 26, or December 26 on or after December 26, 2007. The next callable date as of this report is March 26, 2010.

(2)
The Company has the right to redeem the $15 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17 on or after December 17, 2008. The next callable date as of this report is March 17, 2010.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCKS AND WARRANTS

        On December 12, 2008, the Company issued $62,158,000 in preferred stocks and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million of preferred stock investment from the U.S. Treasury, which is commonly referred to as TARP investment, marks the completion of the sale to the U.S. Treasury of 62,158 shares of newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with 10-year term) exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share (see Note 13). The preferred stock will pay cumulative dividends at a rate of 5% per year for the first 5 years, and 9% thereafter. The Company is restricted for a period of three years from the closing date, in the buyback of company stock and in increasing the quarterly dividend in excess of the current level. As of December 31, 2009, the amount of TARP preferred stock was $59.9 million and the TARP warrant was $2.7 million, of which, 100% were qualified for Tier 1 capital.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

13. TARP STOCK WARRANT AND STOCK OPTION PLAN

TARP Stock Warrant

        On December 12, 2008, as an attached term to the TARP agreement, the Company granted to the U.S. Treasury 949,460 warrants to purchase shares of the Company's common stock at an exercise price determined at $9.82. The warrant carries a 10-year term and was 100% vested at grant. Based on the present value of future cash flows of the TARP preferred stock investment, the Company determined the market value of the TARP preferred shares (i.e., TARP preferred shares without attached warrants) at its receipt date. In addition, the Company utilized the Black-Scholes model to obtain the fair value of the TARP warrants. The allocated warrant value was calculated based on the proportional fair value of the warrant in comparison with the total fair values of the TARP preferred stock and TARP warrant. The value allocated to TARP warrant was recorded as a discount to the TARP preferred stock, which was determined to be amortized using effective yield method. As of December 31, 2009, the unamortized TARP preferred discount was $2,227,000. To determine the warrant allocation ratio in accordance to APB Opinion No. 14, The Company uses the fair value of the warrant divided by the sum of the fair value of warrants plus the fair value of the straight preferred stock. This ratio is then multiplied by the total amount of TARP capital issued to arrive at the value to be allocated to the warrant.

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

        During 1997, the Bank established the 1997 stock option plan ("1997 Plan") that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. As of December 31, 2009, 256,180 shares were previously granted and outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

        In 2006, the Company adopted ASC 718-10 (SFAS 123R, Share-Based Payment), using the modified prospective method. Accordingly, prior-period amounts have not been restated.

        In June 2008, the Company has established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of its authorized but

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

13. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 1,131,100 shares of our common stock as of December 31, 2009.

        Pursuant to the adoption of ASC 718-10, our stock-based compensation expense was $875,000 and $1,139,000 for 2009 and 2008, respectively. Cash provided by operating activities decreased by $0 and $57,000 for 2009 and 2008, respectively. Cash provided by financing activities increased by identical amounts for both 2009 and 2008, related to excess tax benefits from stock-based payment arrangements.

        For 2009, 2008, and 2007, 216,500, 1,001,000, and 0, shares were granted, respectively. The weighted average fair value of options granted during 2009 and 2008 was $2.73 and $2.46 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2009	2008	2007
Expected life	3.5 - 6 years	3 - 6.8 years	—
Expected volatility	54.41%	30.80%	—
Expected dividend yield	2.86%	2.19%	—
Risk-free interest rate	2.17%	3.53%	—

        The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2009	1,262,630	$10.61
Granted	216,500	7.02
Exercised	(1,900)	2.57
Forfeited	(44,200)	9.80
Expired	(45,750)	12.04

Outstanding at December 31, 2009	1,387,280	$10.04	5.91 years	$326

Vested or expected to vest at December 31, 2009(1)	1,286,389	$10.13	5.89 years	$297

Option exercisable at December 31, 2009	701,880	$11.14	5.61 years	$130

(1)
Includes vested shares and non-vested shares after forfeiture rate is applied

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

13. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $2.99	12,980	$2.57	2.39	12,980	$2.57
$6.00 - $10.99	1,131,100	8.73	6.44	466,600	8.93
$13.00 - $14.99	43,000	13.74	5.29	43,000	13.74
$15.00 - $16.99	94,100	15.21	5.24	94,100	15.21
$17.00 - $19.99	106,100	18.74	1.57	85,200	18.74

Outstanding at end of year	1,387,280	10.04	5.91	701,880	11.14

        Activities related to stock options are presented as follows:

(Dollars in Thousands, Except per Share Data)	2009	2008	2007
Total intrinsic value of options exercised	$11	$792	$3,161
Total fair value of options vested	$864	$702	$320
Weighted average fair value of options granted during the year	$2.73	$2.46	$—

        As of December 31, 2009, total unrecognized compensation cost related to stock options and restricted stocks that have been granted prior to the end of 2009 amounted to $783,000 and $432,000, respectively. These costs are expected to be recognized over a weighted average period of 1.39 years and 1.91 years, respectively.

        A summary of the status and changes of the Company's non-vested shares related to the Company's stock plans as of and during 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2009	855,660	$2.63
Granted	216,500	2.73
Vested	(342,560)	2.70
Forfeited on unvested shares	(44,200)	2.49

Non vested at December, 2009	685,400	$2.56

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2009, 2008 and 2007 follows:

(Dollars in Thousands)	Current	Deferred	Total
2009:
Federal	$13,561	$(4,927)	$8,634
State	3,842	(1,790)	2,052

	$17,403	$(6,717)	$10,686

2008:
Federal	$15,426	$(2,660)	$12,766
State	4,381	(865)	3,516

	$19,807	$(3,525)	$16,282

2007:
Federal	$13,469	$63	$13,532
State	3,893	(116)	3,777

	$17,362	$(53)	$17,309

        The following is a summary of the income taxes receivable. The $3,619,000 and $763,000 federal income taxes receivables are included in other assets as of December 31, 2009 and December 31, 2008, respectively. The $1,195,000 state taxes receivable was included in other assets as of December 31, 2009, while the $221,000 state taxes payable was included in other liabilities as of December 31, 2008:

(Dollars in Thousands)	2009	2008
Current income taxes receivable:
Federal	$3,619	$763
State	1,195	(221)

Total income taxes receivable	$4,814	$542

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

14. INCOME TAXES (Continued)

        The cumulative temporary differences, as tax affected, are as follows as of December 31, 2009 and 2008:

2009 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$22,677	$7,023	$29,700
Tax depreciation less than financial statement depreciation	901	448	1,349
Amortization of start-up cost	0	0	0
Deferred rent	22	7	29
OREO reserve	152	47	199
ASC 718-10 (SFAS 123R) non-qualified stock options	455	141	596
Unrealized loss on loans held-for-sale	61	19	80
Accrued professional fees	100	31	131

Total deferred tax assets	24,368	7,716	32,084

Deferred tax liabilities:
Prepaid expenses	245	76	321
Deferred loan origination costs	1,636	507	2,143
Unrealized gain (loss) on securities available-for-sale	168	(14)	154
Intangible related to business combination	97	30	127
ASC 860-50 (FASB 156) adjustment	610	189	799
Gain from acquisition of Mirae Bank	6,323	1,958	8,281
State tax deferred and other	1,301	274	1,575

Total deferred tax liabilities	10,380	3,020	13,400

Net deferred tax assets	$13,988	$4,696	$18,684

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

14. INCOME TAXES (Continued)

2008 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$10,766	$3,335	$14,101
Tax depreciation less than financial statement depreciation	902	361	1,263
Amortization of start-up cost	7	2	9
Deferred rent	46	14	60
OREO reserve	43	13	56
ASC 718-10 (SFAS 123R) non-qualified stock options	264	82	346
Unrealized loss on loans held-for-sale	306	95	401
Accrued professional fees	30	9	39

Total deferred tax assets	12,364	3,911	16,275

Deferred tax liabilities:
Prepaid expenses	190	59	249
Deferred loan origination costs	1,575	488	2,063
Unrealized gain on securities available-for-sale	541	100	641
Intangible related to business combination	318	98	416
ASC 860-50 (FASB 156) adjustment	459	142	601
State tax deferred and other	76	178	254

Total deferred tax liabilities	3,159	1,065	4,224

Net deferred tax assets	$9,205	$2,846	$12,051

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

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2009	2008	2007
Statutory tax rate	35%	35%	35%
State taxes—net of California Enterprise Zone tax credit	6	5	5
Tax credits and other items	(6)	(2)	(1)

Total	35%	38%	39%

        On January 1, 2007, the Company adopted the provisions of ASC 740-10 (FIN 48). As a result of applying the provisions of ASC 740-10, we recorded an increase in liabilities for an unrecognized tax

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

14. INCOME TAXES (Continued)

benefit of $123,000 and related interest of $29,000 in 2009. In 2009, the Franchise Tax Board performed audits for tax years 2005 and 2006. As a result, the Company was able to unwind recorded uncertain liabilities for 2005 and 2006 amounting to $194,000. The $194,000 was un-winded in 2009. The following table summarizes activity related to the changes of unrecognized tax benefit in 2009 and 2008:

(Dollars in Thousands)	2009	2008
Unrecognized tax benefit:
Balance, beginning of the year	$512	$319
Increases related to current year tax positions	123	231
Expiration of the statue of limitations for assessment of taxes	(237)	(38)

Balance, end of the year	$398	$512

        As of December 31, 2009, the total unrecognized tax benefit that would affect the effective rate if recognized was $259,000, which was solely related to the state exposure from California Enterprise Zone net interest deductions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2009, the total accrued interest related to uncertain tax positions was $19,000. The Company accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. The California Franchise Tax Board and the New York State Department of Taxation and Finance performed the examination for the fiscal year of 2005 and 2006 in the year 2009 and the result of examination did not have a material impact to the consolidated financial statements as of December 31, 2009.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The carrying amount of goodwill amounted to $6.7 million at both December 31, 2009 and 2008 since no impairment losses were recorded during those years. The Company recorded $1,640,060 in core deposit premiums and $346,105 of favorable lease intangibles as a result of the Liberty Bank acquisition in 2006. With the acquisition of Mirae Bank in June 2009, the Bank recorded additional core deposit premiums amounting to $1,329,770. As of December 31, 2009, core deposit premiums related to Liberty Bank and Mirae Bank had cost bases of $1,011,492 and $1,001,666, respectively. Core deposit premiums related to Mirae Bank and Liberty Bank are both amortized on an accelerated basis using the attrition cash flow method for 10 years. Favorable lease intangibles related to Liberty Bank had been fully amortized as of December 2009.

        In accordance with ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather is subject to impairment testing at least annually. Our impairment analysis of goodwill is calculated in accordance with ASC 820 using a combination of the "Market Approach" and "Income Approach", applied to our East Coast reporting unit (East Coast

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

branches). The $6.7 million recorded goodwill is fully attributable to Company's East Coast branches which were acquired as a result of the Liberty Bank acquisition. Under the market approach the fair value of the reporting unit is calculated using the price of the Company's common stock shares publicly traded on the open market and falls under the Level 1 category of ASC 820 input. For the income approach, estimated future operating cash flows for the reporting unit are used to calculate fair value. Since the income approach uses subjective assumptions by management, the fair value inputs are categorized as level 3 pursuant to ASC 820. Both approaches are weighted equally and then compared to the carrying value of the reporting unit. If the fair value exceeds the carry value, not impairment is required, however if the carrying value exceeds the fair value, an impairment must be recognized. We tested goodwill for impairment as of December 31, 2009 and found no impairment was needed.

        The gross carrying amount and accumulated amortization for core deposit intangibles that resulted from the acquisition of Liberty Bank and Mirae Bank at December 31, 2009 and December 31, 2008 are shown in the table below:

	2009		2008
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill:
Goodwill—Liberty Bank of New York	$6,675	$—	$6,675	$—

Total	$6,675	$—	$6,675	$—

Intangible assets
Core deposits—Mirae Bank	$1,330	$(328)	$—	$—
Core deposits—Liberty Bank of New York	1,640	(629)	1,640	(455)
Favorable lease intangible—Liberty Bank of New York	429	(429)	429	(326)

Total	$3,399	$(1,386)	$2,069	$(781)

        The amortization schedule for other intangible assets, specifically core deposit intangibles for the next five years as of December 31, 2009 is show in the table below:

(Dollars in Thousands)	2010	2011	2012	2013	2014
Other Intangible Assets amortization	$368	$325	$284	$281	$254

16. RETIREMENT PLAN

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $520,000, $613,000, and $545,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

17. REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets. Management believes that, as of December 31, 2009 and 2008, the Company met all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2009 and 2008, the Company is able to include all of the TARP preferred investment from the U.S. Treasury as Tier 1 capital. In addition, part of the proceeds from the previously issued trust preferred securities was also classified as Tier 1 capital. As of December 31, 2009, the Company's Tier 1 risk-weighted capital ratio and Tier 1 capital ratio were 14.37% and 9.77%, respectively, as compared with 15.36% and 13.25% as of December 31, 2008.

        The Company is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

17. REGULATORY MATTERS (Continued)

        The Company's and Bank's actual capital amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in Thousands)	Ratio	Amount (in Thousands)		Ratio	Amount (in Thousands)		Ratio
As of December 31, 2009:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$364,709	15.81%	$184,542	≥	8.00%	$230,678	≥	10.00%
Wilshire State Bank	$362,575	15.73%	$184,403	≥	8.00%	$230,503	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$331,432	14.37%	$92,271	≥	4.00%	$138,407	≥	6.00%
Wilshire State Bank	$329,320	14.29%	$92,201	≥	4.00%	$138,302	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$331,432	9.77%	$135,722	≥	4.00%	$169,652	≥	5.00%
Wilshire State Bank	$329,320	9.71%	$135,610	≥	4.00%	$169,512	≥	5.00%
As of December 31, 2008:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$356,509	17.09%	$166,899	≥	8.00%	$208,624	≥	10.00%
Wilshire State Bank	$283,421	13.59%	$166,811	≥	8.00%	$208,514	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$320,374	15.36%	$83,449	≥	4.00%	$125,174	≥	6.00%
Wilshire State Bank	$247,300	11.86%	$83,406	≥	4.00%	$125,108	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$320,374	13.25%	$96,703	≥	4.00%	$120,879	≥	5.00%
Wilshire State Bank	$247,300	10.24%	$96,575	≥	4.00%	$120,718	≥	5.00%

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

17. REGULATORY MATTERS (Continued)

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. Furthermore, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfilling the dividend payment requirement of the TARP. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2009 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $52.5 million.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The table below is a summary of fair value estimates as of December 31, 2009 and 2008, for financial instruments, as defined by ASC 825-10 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments), including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20 (SFAS No. 159). In addition, the provisions of ASC 825-10 (SFAS No. 107) do not require the disclosure of the fair value of lease financing instruments and nonfinancial instruments, including goodwill and intangible assets. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2009		2008
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$235,757	$235,757	$97,541	$97,541
Investment securities held to maturity	109	109	139	135
Loans receivable—net	2,329,078	2,326,869	2,003,665	2,008,949
Loans held for sale	36,233	36,407	18,427	19,396
Cash surrender value of life insurance	18,037	18,037	17,395	17,395
Federal Home Loan Bank stock	20,850	20,850	17,537	17,537
Accrued interest receivable	15,266	15,266	9,975	9,975
Due from customer on acceptances	945	945	2,213	2,213
Liabilities:
Noninterest-bearing deposits	$385,188	$385,188	$277,542	$277,542
Interest-bearing deposits	2,443,027	2,444,445	1,535,059	1,536,325
Junior subordinated Debentures	87,321	87,321	87,321	87,321
Short-term Federal Fund Purchased & FHLB borrowings	122,000	122,380	14,000	14,000
Federal Home Loan Bank borrowings	110,000	112,017	260,000	262,202
Accrued interest payable	5,865	5,865	6,957	6,957
Acceptances outstanding	945	945	2,213	2,213

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

  Loans Receivable-Net—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the market pricing of similar fixed rate loans, as well as anticipated repayment schedules as of December 31, 2009 and 2008, respectively. The fair values of adjustable rate commercial loans are based on the estimated discounted cash flows as of the year ends of 2009 and 2008 utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair values are net of allowance for loan losses.

  Loans Held for Sale—Similar fair valuation as to Loans Receivable-Net. Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

  Deposits—The fair values of non-maturity deposits are equal to the carrying values of such deposits. Non-maturity deposits include noninterest-bearing demand deposits, savings accounts, super NOW accounts, and money market demand accounts. Discounted cash flows have been used to value term deposits, such as CDs. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term. The carrying amount of accrued interest payable approximates its fair value.

  Junior Subordinated Debentures, Federal Home Loan Bank Borrowings and Federal Funds Purchased—The fair value of debt is based on discounted cash flows. The discount rate used is based on the current market rate.

  Accrued Interest Payable—The carrying amount of accrued interest payable approximates its fair value due the short-term nature of this liability.

  Due from Customer on Acceptances and Acceptances Outstanding—The carrying amount approximates fair value due to the short-term maturities of these instruments.

  Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2009 and 2008.

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

19. EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2009, 2008 and 2007:

(Dollars in Thousands, Except per Share Data)	2009	2008	2007
Numerator:
Net income available to common shareholders	$16,504	$26,318	$26,806

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,413,804	29,368,762	29,339,454
Effect of dilutive securities:
Stock option dilution(1)	8,975	38,626	109,757
Stock warrant dilution(2)	—	—	n/a

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,422,779	29,407,388	29,449,211

Basic earnings per share	$0.56	$0.90	$0.91

Diluted earnings per share	$0.56	$0.90	$0.91

(1)
Excludes 1,200,000, 1,248,000, and 348,000 options outstanding at December 31, 2009, 2008 and 2007, respectively, for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

(2)
There were 949,460, 949,460, and 0 warrants outstanding at December 31, 2009, 2008, and 2007, respectively. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2009. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

20. BUSINESS SEGMENT INFORMATION

        The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280-10 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). The Company segregates its operations into three primary segments: Banking Operations, Trade Finance Services ("TFS"), and Small Business Administration Lending Services. The Company is currently in the process of reassessing our business segment disclosures.

        Banking Operations—The Company provides lending products, including commercial, installment and real estate loans, to its customers.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

20. BUSINESS SEGMENT INFORMATION (Continued)

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

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segments
2009 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$86,616	$2,750	$10,097	$99,463
Less provision for loan losses	48,924	10,972	8,704	68,600
Other operating income	49,707	1,112	6,497	57,316

Net revenue (loss)	87,399	(7,110)	7,890	88,179
Other operating expenses	53,306	2,244	1,819	57,369

Income (loss) before taxes	$34,093	$(9,354)	$6,071	$30,810

Total assets	$3,209,129	$44,210	$182,658	$3,435,997

	Business Segments
2008 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$68,526	$2,218	$11,875	$82,619
Less provision for loan losses	5,091	830	6,189	12,110
Other operating income	15,239	1,119	4,288	20,646

Net revenue	78,674	2,507	9,974	91,155
Other operating expenses	43,665	1,092	3,643	48,400

Income before taxes	$35,009	$1,415	$6,331	$42,755

Total assets	$2,244,645	$47,850	$157,516	$2,450,011

	Business Segments
2007 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$61,285	$3,212	$16,853	$81,350
Less provision for loan losses	9,133	3,440	2,407	14,980
Other operating income	13,122	1,268	8,194	22,584

Net revenue	65,274	1,040	22,640	88,954
Other operating expenses	39,009	1,055	4,775	44,839

Income (loss) before taxes	$26,265	$(15)	$17,865	$44,115

Total assets	$1,994,323	$48,727	$153,655	$2,196,705

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

21. RELATED PARTIES TRANSACTION

        The Company, in the normal course of business has paid, and to the extent permitted by applicable regulations and other regulatory restrictions and expects to continue to pay the loan referral fees to affiliates of one of the Company's officers. Such fees were approximately $0 and $104,000 for the fiscal years 2009 and 2008, respectively, and have been paid from loan fees collected from the borrowers. All such transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectability or present other unfavorable features.

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2009	2008
	(Dollars in Thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$2,339	$72,288
Investment in subsidiary	341,345	259,306
Prepaid income taxes	1,204	2,234
Other assets	525	321

Total assets	$345,413	$334,149

Liabilities:
Other borrowings	$77,321	$77,321
Accounts payable and other liabilities	97	142
Cash dividend payable	1,859	1,626

Total liabilities	79,277	79,089
Shareholders' Equity	266,136	255,060

Total	$345,413	$334,149

	2009	2008	2007
	(Dollars in Thousands)
STATEMENTS OF OPERATIONS
Interest expense	$2,725	$4,154	$4,603
Other operating expense	1,617	1,772	883

Total expense	4,342	5,926	5,486
Other Income	105	124	138
Undistributed earnings of subsidiary	22,951	29,846	29,905

Earnings before income tax provision	18,714	24,044	24,557
Income tax benefit	1,410	2,429	2,249

Net Income	$20,124	$26,473	$26,806

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

(Dollars in Thousands)	2009	2008	2007
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income	$20,124	$26,473	$26,806
Adjustments to reconcile net earnings to net cash used in operating activities:
(Decrease) increase in accounts payable and other liabilities	(45)	(70)	70
Stock compensation expense	875	1,140	348
Decrease (increase) in prepaid income taxes	1,030	(10)	(623)
Tax benefit from exercise of stock options	—	(57)	(1,286)
Increase in other assets	(229)	(225)	(31)
Undistributed earnings of subsidiary	(22,951)	(29,789)	(28,619)

Net cash used in operating activities	(1,196)	(2,538)	(3,335)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	(60,000)	—	(774)

Net cash used in investing activities	(60,000)	—	(774)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	62,158	—
Proceeds from the issuance of trust preferred securities	—	—	25,774
Proceeds from exercise of stock options	5	470	138
Tax benefit from exercise of stock options	—	57	1,286
Cash paid to acquire treasury stock	—	—	(1,262)
Payments of cash dividend	(5,883)	(5,872)	(5,863)
Payments of preferred stock cash dividend	(2,875)

Net cash (used in) provided by financing activities	(8,753)	56,813	20,073

Net (decrease) increase in cash and cash equivalents	(69,949)	54,275	15,964
Cash and cash equivalents, beginning of year	72,288	18,013	2,049

Cash and cash equivalents, end of year	$2,339	$72,288	$18,013

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
(Dollars in Thousands, Except Share Data) 2009	Mar 31	Jun 30	Sep 30	Dec 31	Total
Net interest income	$19,664	$20,981	$29,413	$29,405	$99,463
Provision for loan losses	6,700	12,100	24,200	25,600	68,600
Net income (loss)	3,059	13,746	(757)	4,076	20,124
Net income (loss) available to common shareholders	2,139	12,848	(1,657)	3,174	16,504
Basic earnings (loss) per common share	0.07	0.44	(0.06)	0.11	0.56
Diluted earnings (loss) per common share	0.07	0.44	(0.06)	0.11	0.56

2008
Net interest income	$19,744	$20,333	$21,414	$21,128	$82,619
Provision for loan losses	1,400	1,400	3,400	5,910	12,110
Net income available to common shareholders	7,050	7,429	6,868	4,971	26,318
Basic earnings per common share	0.24	0.25	0.23	0.17	0.90
Diluted earnings per common share	0.24	0.25	0.23	0.17	0.90

24. SUBSEQUENT EVENTS

        On January 26, 2010, the Company's Board of Directors declared first quarter 2010 dividends on the Company's common stock. The common stock dividend of $0.05 per share is payable on or April 15, 2010 to shareholders of record at the close of business on March 31, 2010. We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.