Form 10-K/A
period 2009-12-31
WILSHIRE BANCORP INC
filed 2010-04-16
CIK 1285224

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

Explanatory Note

This amendment (“Amendment No. 1”) to our Form 10-K annual report for the fiscal year ended December 31, 2009 (the “Report”) is being filed to amend Part IV to include Exhibit 99.1, TARP Certification by Chief Executive Officer, and Exhibit 99.2, TARP Certification by Chief Financial Officer, which were inadvertently omitted from the original filing, and also to include the related corrections to Part IV, Item 15 of the Report’s Exhibit Index.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 1 contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. All other information contained in the Report remains unchanged.  Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules  Exhibits

(a) List of documents filed as part of this report

(1) Financial Statements

The following financial statements of Wilshire Bancorp, Inc. were previously filed as a part of the Report on the pages indicated:

(2) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company’s financial statements or related notes.

(b)   Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated (1)
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008 (2)
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)
4.1	Specimen of Common Stock Certificate (3)
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002 (15)
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 (3)
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003 (4)
4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003 (4)
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (4)
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005 (4)
4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (4)
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (4)
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 (4)

4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (4)
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007. (5)
4.13

Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007. (5)

4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007. (5)
4.15	Form of Certificate for the Series A Preferred Stock (2)
4.16	Warrant to Purchase Common Stock (2)
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office - 1st floor) (6)
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch) (6)
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) (6)
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch) (6)
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc. (6), (12)
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch) (7)
10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership (Seattle Business Lending Office) (7)
10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office) (8)
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter — 14th floor) (9)
10.10	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office) (10)
10.11	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office) (9)
10.12	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc (Garden Grove Office) (11)
10.13	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office) (11)
10.14	Survivor income plan and exhibit thereto (Split dollar agreement) (10), (12)
10.15	Stock Purchase Agreement by and between Wilshire State Bank and Texas Bank dated January 29, 2004 (15)
10.16	Consulting Agreement with Soo Bong Min dated December 19, 2007 (12), (13)
10.17

Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement — Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury (2)

10.18	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury (2)
10.19	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim (2)
10.20	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim (2)
10.21	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (16)
10.22	2008 Stock Option Plan of Wilshire Bancorp, Inc. (12), (14)
10.23	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch) (18)
10.24	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch)
10.25	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch) (18)
10.26	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc. (Torrance Branch) (18)
10.27	Lease dated August 12, 2009 between the Company and Kam Hing Realty-NYC LLC. (Manhattan Branch) (18)

10.28	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO) (18)
10.29	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO) (18)
10.30	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO) (18)
10.31	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and Injoo Baik. (Annandale, VA LPO) (18)
10.32	Lease dated November 19, 2009 between the Company and Regency Centers, LP. (Van Nuys Branch) (18)
10.33	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch) (18)
10.34	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch) (18)
11	Statement Regarding Computation of Net Earnings per Share (17)
12.1	Statement regarding computation of ratios of earnings to fixed charges (18)
21	Subsidiaries of the Registrant (18)
23.1	Consent of Independent Registered Public Accounting Firm (18)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)
99.1	Chief Executive Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended
99.2	Chief Financial Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended

(1)           Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

(2)           Incorporated by reference to the Exhibits in the Company’s Form 8-K, as filed with the SEC on December 17, 2008.

(3)           Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.

(4)           Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on March 16, 2007.

(5)           Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the SEC on November 9, 2007.

(6)           Incorporated by reference to the Exhibits to the Company’s Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.

(7)           Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 30, 1999.

(8)           Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on April 5, 2000.

(9)           Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 29, 2001.

(10)         Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on August 20, 2003.

(11)         Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 31, 2004.

(12)         Indicates compensation or compensatory plan, contract, or arrangement.

(13)         Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the SEC on December 20, 2007.

(14)         Incorporated by reference to the Exhibits to the Company’s Form S-8, as filed with the SEC on July 18, 2008.

(15)         Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on March 12, 2009.

(16)         Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the SEC on June 26, 2009.

(17)         The information required by this Exhibit is incorporated by reference from Note [19] of the Company’s Financial Statements included herein.

(18)         Included in the Company’s Form 10-K for the year ended December 31, 2009 that was previously filed with the SEC on March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2010	WILSHIRE BANCORP, INC.
a California corporation

	By:	/s/ Joanne Kim
Joanne Kim
Chief Executive Officer