Form 10-Q
period 2010-03-31
WILSHIRE BANCORP INC
filed 2010-05-07
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

No change

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2010 was 29,485,637.

FOR 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$214,970	$155,753
Federal funds sold and other cash equivalents	30,018	80,004
Cash and cash equivalents	244,988	235,757

Securities available for sale, at fair value (amortized cost of $681,945 and $651,095 at March 31, 2010 and December 31, 2009, respectively)	687,716	651,318
Securities held to maturity, at amortized cost (fair value of $108 and $109 at March 31, 2010 and December 31, 2009, respectively)	105	109
Loans receivable (net of allowance for loan losses of $79,576 and $62,130 at March 31, 2010 and December 31, 2009, respectively)	2,294,747	2,329,078
Loans held for sale—at the lower of cost or market	43,501	36,233
Federal Home Loan Bank	20,850	20,850
Other real estate owned	4,860	3,797
Due from customers on acceptances	1,006	945
Cash surrender value of bank owned life insurance	18,197	18,037
Investment in affordable housing partnerships	25,127	13,732
Bank premises and equipment	13,602	12,660
Accrued interest receivable	15,214	15,266
Deferred income taxes	20,198	18,684
Servicing assets	6,715	6,898
Goodwill	6,675	6,675
Core deposits intangibles	1,921	2,013
FDIC loss share indemnification	33,329	33,775
Other assets	20,561	30,170
TOTAL	$3,459,312	$3,435,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing	$414,023	$385,188
Interest bearing:
Savings	76,346	71,601
Money market and NOW accounts	1,000,278	932,063
Time deposits of $100,000 or more	746,866	795,679
Other time deposits	687,532	643,684
Total deposits	2,925,045	2,828,215

Federal Home Loan Bank borrowings and other borrowings	142,487	232,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	5,954	5,865
Acceptances outstanding	1,006	945
Other liabilities	26,804	15,515
Total liabilities	3,188,617	3,169,861

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at March 31, 2010 and December 31, 2009	60,058	59,931
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,485,637 shares and 29,415,657 shares at March 31, 2010 and December 31, 2009, respectively	55,118	54,918
Accumulated other comprehensive income, net of tax	3,624	326
Retained earnings	151,895	150,961
Total shareholders’ equity	270,695	266,136

TOTAL	$3,459,312	$3,435,997

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2010	2009

INTEREST INCOME:
Interest and fees on loans	$35,304	$30,193
Interest on investment securities	5,615	2,942
Interest on federal funds sold	382	289
Total interest income	41,301	33,424

INTEREST EXPENSE:
Interest on deposits	11,174	11,181
Interest on FHLB advances and other borrowings	920	1,658
Interest on junior subordinated debentures	649	921
Total interest expense	12,743	13,760

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	28,558	19,664

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	17,000	6,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	11,558	12,964

NON-INTEREST INCOME:
Service charges on deposit accounts	3,224	2,899
Gain (loss) on sale of loans	36	(831)
Gain on sale of securities	2,484	13
Loan-related servicing fees	1,039	964
Other income	1,002	692
Total non-interest income	7,785	3,737

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,115	6,207
Occupancy and equipment	2,181	1,676
Deposit insurance premiums	1,076	611
Professional fees	992	342
Data processing	637	827
Other operating	2,689	2,324
Total non-interest expenses	14,690	11,987

INCOME BEFORE INCOME TAXES	4,653	4,714
INCOME TAXES	1,338	1,655
NET INCOME	3,315	3,059

Preferred stock cash dividend and accretion of preferred stock	903	920

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,412	$2,139

PER COMMON SHARE INFORMATION
Basic	$0.08	$0.07
Diluted	$0.08	$0.07
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,484,006	29,413,757
Diluted	29,537,933	29,422,290

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$1,477	$1,471
Cash dividend declared per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity

BALANCE—January 1, 2009	62,158	$59,443	29,413,757	$54,039	$1,238	$140,340	$255,060
Stock options exercised							—
Cash dividend declared
Common stock						(1,471)	(1,471)
Preferred stock						(777)	(777)
Share-based compensation expense				199			199
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		119				(143)	(24)
Comprehensive income:
Net income						3,059	3,059
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					31		31
Change in unrealized gain on securities available for sale (net of tax)					1,629		1,629
Comprehensive income							4,719
BALANCE—March 31, 2009	62,158	$59,562	29,413,757	$54,238	$2,898	$141,008	$257,706

BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			69,980	14			14
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(777)	(777)
Share-based compensation expense				186			186
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		127				(127)	—
Comprehensive income:
Net income						3,315	3,315
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					(20)		(20)
Change in unrealized gain on securities available for sale (net of tax)					3,318		3,318
Comprehensive income							6,613
BALANCE—March 31, 2010	62,158	$60,058	29,485,637	$55,118	$3,624	$151,895	$270,695

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,315	$3,059
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of investment securities	1,373	823
Depreciation of Bank premises and equipment	508	487
Accretion of discount on acquired loans	(1,558)	—
Amortization of core deposit intangibles	92	74
Amortization of investments in affordable housing partnerships	—	288
Provision for losses on loans and loan commitments	17,000	6,700
Provision for other real estate owned losses	24	204
Deferred tax benefit	(3,729)	(966)
Loss on disposition of bank premises and equipment	4	11
Net realized (gain) loss on sale of loans held for sale	(36)	831
Proceeds from sale of loans held for sale	14,200	1,671
Origination of loans held for sale	(21,432)	(3,422)
Net realized gain on sale of available for sale securities	(2,484)	(13)
Change in unrealized appreciation on serving assets	183	49
Net realized (gain) loss on sale of other real estate owned	(5)	247
Share-based compensation expense	186	199
Change in cash surrender value of life insurance	(160)	(165)
Decrease (increase) in accrued interest receivable	52	(147)
Decrease (increase) in other assets	3,254	(60)
Increase in accrued interest payable	89	374
Increase in other liabilities	1,041	1,383
Net cash provided by operating activities	11,917	11,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	5	5
Purchase of securities available for sale	(289,869)	(130,591)
Proceeds from principal repayments, matured, called, or sold securities available for sale	260,131	41,671
Net decrease (increase) in loans receivable	14,938	(30,030)
Payment of FDIC loss share indemnification	5,262	—
Proceeds from sale of other loans	—	1,168
Proceeds from sale of other real estate owned	3,597	949
Purchases of investments in affordable housing partnerships	(1,703)	(2,484)
Loss of investment in affordable housing partnerships	485	—
Purchases of premise and equipment	(609)	(418)
Net cash used in investing activities	(7,763)	(119,730)

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$14	$—
Payment of cash dividend on common stock	(1,477)	(1,471)
Payment of cash dividend on preferred stock	(777)	(544)
(Decrease) Increase in Federal Home Loan Bank borrowings and other borrowings	(89,513)	66,000
Net increase in deposits	96,830	92,846
Net cash provided by financing activities	5,077	156,831

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,231	48,728

CASH AND CASH EQUIVALENTS—Beginning of year	235,757	97,541
CASH AND CASH EQUIVALENTS—End of year	$244,988	$146,269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,654	$13,387
Income taxes paid	$35	$149

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$4,021	$5,019
Note financing for OREO sales	$—	$225
Note financing for sale of other loans	$5,807	$4,916
Other assets transferred to Bank premises and equipment	$844	$290
Common stock cash dividend declared, but not paid	$1,477	$1,471
Preferred stock cash dividend declared, but not paid	$388	$388

See accompanying notes to consolidated financial statements.	(Concluded)

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank (“Mirae”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae Bank.  Mirae Bank previously operated five commercial banking branches, all located within southern California, and these branches were integrated into our existing branch network following the acquisition. In addition, we also have six loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas (2 offices), Virginia, and New Jersey.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2010 and December 31, 2009, the statements of operations for the three months ended March 31, 2010 and March 31, 2009, and the related statements of shareholders’ equity and statements of cash flows for the three months ended March 31, 2010 and March 31, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2009.

Note 3.   Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae Bank under receivership upon Mirae Bank’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  We purchased substantially all of Mirae Bank’s assets and assumed all of Mirae Bank’s deposits and certain other liabilities. Further, we entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).

With the acquisition of Mirae Bank, The Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC Indemnification asset in accordance with ASC 805 (formerly FAS 141R Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decreased from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered loans are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered loans that become impaired, increases the indemnification assets.

The table below summarizes the changes to the FDIC loss share indemnification in the first quarter of 2010:

(Dollars in Thousands)	March 31, 2010

Beginning balance of FDIC indemnification at 12/31/09	$33,775
Increase resulting from provision for loan losses	5,831
Payments received from FDIC	(5,262)
Others	(1,015)
Ending balance of FDIC indemnification	$33,329

Note 4.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

ASC 820 “Fair Value Measurement and Disclosure” (formerly SFAS No. 157, Fair Value Measurements), provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where the Company conducts business. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

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

Level 3 — Pricing inputs are inputs unobservable for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

In accordance with ASC 820-10, the Company uses the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

Securities available for sale — Investment in available-for-sale securities are recorded at their fair values pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of March 31, 2010 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Collateral dependent impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Fair value of collateral dependent loans is measured based on the fair value of the underlying collateral. The fair value is determined through appraisals and other matrix pricing models, which required a significant degree of management judgment. The Company records impairments on all nonaccrual loans and trouble debt restructured loans based on the valuation methods above with the exception of automobile loans.  Automobile loans are assessed based on a homogenous pool of loans and the Company has established specific reserves which is a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

Other real estate owned (“OREO”) — Other real estate owned or “OREO”, consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure.  Fair values are derived from third party appraisals and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation.  Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset.  However, in accordance with ASC 820-10 (FASB 157) fair value disclosures for financial instruments, OREO are measured at fair value. The Company records OREO as non-recurring with Level 3 measurement inputs.

Servicing assets and interest-only strips — Small Business Administration (“SBA”) loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for servicing assets while I/O strips are measures at the lower of cost or fair value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation of our financial assets and liabilities by the above ASC 820-10 fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$153,823	$—	$153,823	$—
Mortgage backed securities	125,066	—	125,066	—
Collateralized mortgage obligations	364,693	—	364,693	—
Corporate securities	2,039	—	2,039	—
Municipal bonds	42,095	—	42,095	—
Servicing assets	6,715	—	—	6,715
Interest-only strips	667	—	—	667
Servicing liabilities	(392)	—	—	(392)

	Fair Value Measurements Using:
As of December 31, 2009	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$155,382	$—	$155,382	$—
Mortgage backed securities	131,711	—	131,711	—
Collateralized mortgage obligations	319,554	—	319,554	—
Corporate securities	2,017	—	2,017	—
Municipal bonds	42,654	—	42,654	—
Servicing assets	6,898	—	—	6,898
Interest-only strips	724	—	—	724
Servicing liabilities	(407)	—	—	(407)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the quarter ended March 31, 2010 and March 31, 2009:

(Dollars in Thousands)	At December 31, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At March 31, 2010	Net Cumulative Unrealized Loss
Servicing assets	$6,898	$(183)	$—	$—	$—	$6,715	$—
Interest-only strips	724	(22)	(35)	—	—	667	(280)
Servicing liabilities	(407)	15	—	—	—	(392)	—

(Dollars in Thousands)	At December 31, 2008	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At March 31, 2009	Net Cumulative Unrealized Loss
Servicing assets	$4,838	$(48)	$—	$—	$—	$4,790	$—
Interest-only strips	632	(25)	54	—	—	661	(280)
Servicing liabilities	(328)	(5)	—	—	—	(333)	—

The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at March 31, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2010 and December 31, 2009:

As of March 31, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$161,536	$161,536	$19,202
OREO	—	—	5,098	5,098	24
Total	$—	$—	$166,634	$166,634	$19,226

As of December 31, 2009

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$128,764	$128,764	$10,250
OREO	—	—	4,031	4,031	435
Total	$—	$—	$132,795	$132,795	$10,685

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$105	$108	$3	$109	$109	$—
Total investment securities held to maturity	$105	$108	$3	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$153,807	$153,823	$16	$156,879	$155,382	$(1,497)
Mortgage backed securities	123,736	125,066	1,330	131,617	131,711	94
Collateralized mortgage obligations	360,775	364,693	3,918	318,531	319,554	1,023
Corporate securities	2,000	2,039	39	2,000	2,017	17
Municipal securities	41,627	42,095	468	42,068	42,654	586
Total investment securities available for sale	$681,945	$687,716	$5,771	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at March 31, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$105	$—	$—	$105
Total investment securities held to maturity	$—	$105	$—	$—	$105

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$153,823	$—	$153,823
Mortgage backed securities	7,018	590	4,167	113,291	125,066
Collateralized mortgage obligations	12,364	333,168	19,161	—	364,693
Corporate securities	—	2,039	—	—	2,039
Municipal securities	—	734	4,204	37,157	42,095
Total investment securities available for sale	$19,382	$336,531	$181,355	$150,448	$687,716

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at March 31, 2010 and December 31, 2009:

As of March  31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$42,575	$(384)	$—	$—	$42,575	$(384)
Mortgage-backed securities	17,932	(98)	—	—	17,932	(98)
Collateralized mortgage obligations	55,612	(113)	—	—	55,612	(113)
Corporate securities	—	—	—	—	—	—
Municipal bonds	10,159	(227)	7,557	(258)	17,716	(485)
	$126,278	$(822)	$7,557	$(258)	$133,835	$(1,080)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Corporate securities	—	—	—	—	—	—
Municipal bonds	18,783	(505)	—	—	18,783	(505)
	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1)   The Company had no held to maturity investment securities with unrealized losses at March 31, 2010 and December 31, 2009.

At March 31, 2010, the total unrealized losses less than 12 months old were $822,000 and total unrealized losses more than 12 months old were $258,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $126.2 million at March 31, 2010, and $7.6 million with unrealized losses more than 12 months old.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

Credit related declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management determined that any individual unrealized loss as of March 31, 2010 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) bonds, GSE collateralized mortgage obligations (“CMOs”), and GSE mortgage backed securities (“MBS”) were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or “CDOs” that are below investment grade.  We have the intent and ability to hold the securities in an unrealized loss position at March 31, 2010 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold the securities in an unrealized loss position at March 31, 2010 until the market value recovers or the securities mature.

Note 6.   Loans

The loans in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements and such loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	March 31, 2010	December 31, 2009
Non-covered loans:
Construction	$47,564	$48,371
Real estate secured	1,795,142	1,783,638
Commercial and industrial	313,872	325,034
Consumer	16,113	16,626
Total loans	2,172,691	2,173,669
Unearned Income	(4,938)	(5,311)
Gross loans, net of unearned income	2,167,753	2,168,358
Allowance for losses on loans	(71,597)	(61,377)
Net loans	$2,096,156	$2,106,981

Covered loans:
Construction	$—	$—
Real estate secured	188,353	196,066
Commercial and industrial	61,527	62,409
Consumer	191	608
Total loans	250,071	259,083
Allowance for losses on loans	(7,979)	(753)
Net loans	$242,092	$258,330

Total loans:
Construction	$47,564	$48,371
Real estate secured	1,983,495	1,979,704
Commercial and industrial	375,399	387,443
Consumer	16,304	17,234
Total loans	2,422,762	2,432,752
Unearned Income	(4,938)	(5,311)
Gross loans, net of unearned income	2,417,824	2,427,441
Allowance for losses on loans	(79,576)	(62,130)
Net loans	$2,338,248	$2,365,311

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), the covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and it was probable, at the time of acquisition, that the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer.

The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carry value of SOP 03-3 and non SOP 03-3 loans acquired from Mirae Bank at March 31, 2010:

(Dollars in Thousands)	March 31, 2010

Non SOP 03-3 loans	$243,264
SOP 03-3 loans	6,807
Total outstanding balance	250,071
Allowance related to these loans	(7,979)
Carrying amount, net of allowance	$242,092

The following table represents the balance of SOP 03-3 acquired loans from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	March 31, 2010

Breakdown of SOP 03-3 Loans
Real Estate loans	$5,102
Commercial loans	$1,705

Loan acquired from the acquisition of Mirae Bank were discounted based on estimated cashflows to be received at June 26, 2009.  Discount on acquired loans totaled $54.9 million at acquisition.  Discount accretion on acquired loans of $1.3 million was recorded as interest income as follows:

(Dollars in Thousands)	March 31, 2010

Beginning balance of discount on loans 12/31/09	$30,846
Discount accretion income recognized	(1,271)
Disposals related to charge-offs	(4,559)
Disposals related to loan sales	(287)
Carrying amount, net of allowance	$24,729

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2010	December 31, 2009	March 31, 2009
Balances:
Allowance for loan losses:
Balances at beginning of period	$62,130	$54,735	$29,437
Actual charge-offs: (1)
Real estate secured	4,373	8,495	672
Commercial and industrial	1,340	10,117	1,629
Consumer	115	43	102
Total charge-offs	5,828	18,655	2,403

Recoveries on loans previously charged off:
Real estate secured	11	174	—
Commercial and industrial	468	441	70
Consumer	34	40	43
Total recoveries	513	655	113

Net loan charge-offs	5,315	18,000	2,290

FDIC Indemnification	5,831	855	—
Provision for losses on loan and loan commitments (2)	16,930	24,540	7,009
Balances at end of period	$79,576	$62,130	$34,156
Allowance for loan commitments:
Balances at beginning of year	$2,515	$1,455	$1,243
Provision for losses (recapture) on loan commitments	70	1,060	(309)
Balance at end of period	$2,585	$2,515	$934

Ratios:
Net loan charge-offs to average total loans	0.22%	0.74%	0.11%
Allowance for loan losses to total loans at end of period	3.29%	2.56%	1.65%
Net loan charge-offs to allowance for loan losses at end of period	6.68%	28.97%	6.70%
Net loan charge-offs to provision for losses on loans and loan commitments	31.26%	70.31%	34.18%

(1) Charge-off amount for March 31, 2010 includes net charge-offs of covered loans amounting to $63,000, which represents gross covered loan charge-offs of $4.1 million less FDIC receivable portion of $4.0 million.

(2) Provision for loss on loans and loan commitments amount includes net provisions for covered loans amounting to $63,000 which represents gross covered loan provision of $4.1 million less FDIC receivable portion of $4.0 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2010			December 31, 2009
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$470	$47,564	0.99%	$411	$48,371	0.85%
Real estate secured	51,108	1,983,496	2.58%	34,458	1,979,704	1.74%
Commercial and industrial	27,833	375,398	7.41%	27,059	387,443	6.98%
Consumer	165	16,304	1.01%	202	17,234	1.17%
Total allowance	$79,576	$2,422,762	3.28%	$62,130	$2,432,752	2.55%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 2010, our recorded impaired loans totaled $193.7 million, of which $80.3 million had specific reserves of $28.4 million. At December 31, 2009, our recorded impaired loans totaled $165.2 million, of which $84.2 million had specific reserves of $15.6 million.

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

	For the Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2010	2009
Numerator:
Net income available to common shareholders	$2,412	$2,139
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,484,006	29,413,757
Effect of dilutive securities:
Stock option dilution	53,927	8,533
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,537,933	29,422,290
Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.07

Note 8.   Business Segment Reporting

The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information).  The Company segregates its operations into three primary segments:  banking operations, SBA lending services, and trade finance department (“TFD”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations — The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

Small Business Administration Lending Services — The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

Trade Finance Services — The trade finance department allows the Company’s import/export customers to handle their international transactions.  Trade finance products include, among others, the issuance and collection of letters of credit, international collection, and import/export financing.

The following are the results of operations of the Company’s segments for the periods indicated below:

	Three Months Ended March 31, 2010
(Dollars in Thousands)	Banking
Business Segments	Operations	TFD	SBA	Company

Net interest income	$25,586	$554	$2,418	$28,558
Less provision (recapture) for loan losses	12,220	(871)	5,651	17,000
Non-interest income	6,751	242	792	7,785
Non-interest expense	13,611	436	643	14,690
Income (loss) before taxes	$6,506	$1,231	$(3,084)	$4,653
Total assets	$3,228,249	$36,877	$194,186	$3,459,312

	Three Months Ended March 31, 2009
(Dollars in Thousands)	Banking
Business Segments	Operations	TFD	SBA	Company

Net interest income	$17,060	$441	$2,163	$19,664
Less provision for loan losses	4,007	829	1,864	6,700
Non-interest income	2,774	284	679	3,737
Non-interest expense	11,278	272	437	11,987
Income (loss) before taxes	$4,549	$(376)	$541	$4,714
Total assets	$2,403,788	$52,109	$155,385	$2,611,282

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

Commitments at March 31, 2010 are summarized as follows:

(Dollars in Thousands)	March 31, 2010
Commitments to extend credit	$262,232
Standby letters of credit	8,229
Commercial letters of credit	16,684
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	10,176

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

Note 10. Recent Accounting Pronouncements

In December 2009, FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” Update 2009-16 will require more information regarding transferred financial assets, including securitization transactions, and where entities have continuing exposure to risks related to transferred financial assets.  The Company adopted this standard as of January 1, 2010.  As a result of certain recourse provisions that are included in the sale of SBA guaranteed loans, of the classification of sold SBA guarantee portions are recorded as secured borrowings and the gain from the sale of such loans are deferred until such recourse provisions are reassessed.

In January 2010, FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) Input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 effective for reporting periods after December 15, 2009 did not have a material impact on the consolidated financial statements. The Company is still evaluating the impact of the remainder of ASU 2010-06 effective for fiscal years beginning after December 15, 2010.

In February 2010, FASB issued ASU 2010-09, and amendment of ASC 855 (formerly Statement No. 165, Subsequent Events).  ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 2010-09 amends ASC 855 by adding the “SEC filer”, and “revised financial statements” to the ASC Master Glossary while removing the definition of “public entity” from the glossary. The amendment also exempts SEC filers from disclosing the date through which subsequent events have been evaluated and require SEC files and conduit debt obligors to evaluate subsequent events through the date the financial statements are issued.  ASU 2010-09 is effective as of the issue date for financial statements that are issued, available to be issued, or revised. The adoption of ASU 2010-09 did not have a material impact on the consolidated financial statements.

Note 11. Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued. As of the issue date of this report, the Company did not have any subsequent events to report.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2010 and March 31, 2009, financial condition as of  March 31, 2010 and December 31, 2009, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009, including the following:

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2009 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2010	December 31, 2009	March 31, 2009
Net income available to common shareholders	$2,412	$3,174	$2,139
Net income per common share, basic	0.08	0. 11	0.07
Net income per common share, diluted	0.08	0.11	0.07
Net interest income before provision for loan losses and loan commitments	28,558	29,406	19,664

Average balances:
Assets	3,417,633	3,414,830	2,525,225
Cash and cash equivalents	216,127	260,880	105,417
Investment securities	665,366	613,021	286,553
Net loans	2,359,522	2,388,443	2,030,595
Total deposits	2,886,514	2,787,804	1,832,479
Shareholders’ equity	273,293	278,382	259,072
Performance Ratios:
Annualized return on average assets	0.39%	0.48%	0.48%
Annualized return on average equity	4.85%	5.86%	4.72%
Net interest margin	3.65%	3.73%	3.35%
Efficiency ratio	40.42%	35.08%	51.22%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.78%	9.77%	12.79%
Tier 1 capital to risk-weighted assets	14.50%	14.37%	15.15%
Total capital to risk-weighted assets	15.95%	15.81%	16.69%

	March 31, 2010	December 31, 2009	March 31, 2009
Period-end balances as of:
Total assets	$3,459,312	$3,435,997	$2,611,282
Investment securities	687,821	651,427	320,188
Total loans, net of unearned income and allowance for loan losses	2,417,824	2,427,441	2,074,001
Total deposits	2,925,045	2,828,215	1,905,447
Junior subordinated debentures	87,321	87,321	87,321
FHLB borrowings	126,000	232,000	340,000
Total common equity	210,637	206,205	198,144

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	0.22%	0.74%	0.11%
Non-performing loans to total loans	4.34%	2.92%	1.43%
Non-performing assets to total loans and other real estate owned	4.54%	3.07%	1.73%
Allowance for loan losses to total loans	3.29%	2.56%	1.65%
Allowance for loan losses to non-performing loans	75.77%	87.78%	114.84%

Executive Overview

We operate a community bank engaged in the commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. Pursuant to the acquisition on June 26, 2009, five commercial banking branches, formerly operated by Mirae and located within southern California, were integrated into our branch network, although four of the branches were eventually closed due to their proximity to our existing branches. In the first quarter, an additional branch in Van Nuys, California was opened.  We also have six loan production offices in Aurora, Colorado; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Annandale, Virginia and Fort Lee, New Jersey.

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

Our significant accounting policies are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended March 31, 2010.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Net interest income before provision for losses on loans and loan commitments increased by $8.9 million or 45.2%, to $28.6 million in the first quarter of 2010, compared to $19.7 million in the first quarter of 2009.  Net interest margin of 3.65% in the first quarter of 2010 was increased by 30 basis points from net interest margin of 3.35% in the previous year. The increase in net interest income was primarily due to a corresponding increase in interest income while interest expense decreased slightly.

Interest income increased by $7.9 million, or 23.6%, to $41.3 million in first quarter of 2010 compared to $33.4 million in the first quarter of 2009.  The increase in interest income was primarily due to higher average balances in our loan portfolio and in our US government agency securities portfolio, and the accretion of discounted loans.  Average loan balances increased by $328.9 million to $2.4 billion in the first quarter of 2010, compared to $2.0 billion in the first quarter of 2009.  This increase was primarily due to loans acquired as a result of the acquisition of Mirae Bank on June 26, 2009.

The average balances of investment securities increased from $286.6 million to $665.4 million from the first quarter of 2009 to 2010.  Due to the lower rate environment, the overall tax equivalent yield on investments decreased from 4.24% at March 31, 2009 to 3.52% at March 31, 2010.

Interest expense decreased by $1.0 million, or 7.4%, to $12.7 million in the first quarter of 2010 compared to $13.8 million in the first quarter of 2009, although average balances of our interest bearing liabilities increased by $762.1 million to $2.7 billion in the first quarter of 2010 compared to $2.0 billion in the first quarter of 2009.  The increase is attributable to an increase in deposits amounting to $1.0 billion from the first quarter of 2009 to 2010, while FHLB borrowings decreased by $197.5 million during the same period.  Total cost of interest bearing liabilities decreased from 2.79% at the end of the first quarter 2009 to 1.87% at the end of the first quarter of 2010.  The decrease resulted from an improved deposits mix as cored deposits to total deposits increased, and an interest rate reduction on interest bearing deposits.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,359,522	$35,304	5.98%	$2,030,595	$30,192	5.95%
Securities of government sponsored enterprises	620,393	5,144	3.32%	261,629	2,668	4.08%
Other investment securities (2)	44,973	471	6.33%	24,924	275	5.97%
Federal funds sold	130,965	382	1.17%	45,639	289	2.53%
Total interest-earning assets	3,155,853	41,301	5.27%	2,362,787	33,424	5.67%
Total non-interest-earning assets	261,780			162,438
Total assets	$3,417,633			$2,525,225

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$956,035	4,023	1.68%	$362,733	2,331	2.57%
Super NOW deposits	22,481	29	0.52%	19,557	46	0.94%
Savings deposits	74,052	586	3.17%	43,241	393	3.63%
Time deposits of $100,000 or more	768,882	3,047	1.58%	933,494	6,668	2.86%
Other time deposits	675,764	3,489	2.07%	196,714	1,743	3.54%
FHLB borrowings and other borrowings	148,000	920	2.49%	327,344	1,658	2.03%
Junior subordinated debenture	87,321	649	2.97%	87,321	921	4.22%
Total interest-bearing liabilities	2,732,535	12,743	1.87%	1,970,404	13,760	2.79%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	389,300			276,740
Other liabilities	22,505			19,009
Total non-interest-bearing liabilities	411,805			295,749
Shareholders’ equity	273,293			259,072
Total liabilities and shareholders’ equity	$3,417,633			$2,525,225
Net interest income		$28,558			$19,664
Net interest spread (3)			3.40%			2.88%
Net interest margin (4)			3.65%			3.35%

(1)          Net loan fees are included in the calculation of interest income. Net loan fees were approximately $763,000 and $569,000 for the quarters ended March 31, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)          Represents tax equivalent yields, non-tax equivalent yields for 2010 and 2009 were 4.19% and 4.41%, respectively.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended March 31, 2010 vs. 2009 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest income:
Net loans(1)	$4,922	$190	$5,112
Securities of government sponsored enterprises	3,056	(580)	2,476
Other Investment securities	212	(15)	197
Federal funds sold	314	(221)	93
Interest-earning deposits	—	—	—
Total interest income	8,504	(626)	7,878

Interest expense:
Money market deposits	2,727	(1,035)	1,692
Super NOW deposits	6	(23)	(17)
Savings deposits	249	(56)	193
Time deposit of $100,000 or more	(1,027)	(2,594)	(3,621)
Other time deposits	2,732	(986)	1,746
FHLB borrowings and other borrowings	(1,054)	316	(738)
Junior subordinated debenture	—	(272)	(272)
Total interest expense	3,633	(4,650)	(1,017)

Change in net interest income	$4,871	$4,024	$8,895

(1) Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $763,000 and $569,000 for the quarters ended March 31, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business and ongoing weakness in the local and national economy, we set aside allowances through charges to earnings.  Such charges were made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit.  The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, and are presented as a component of other liabilities.

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit quality in our loan portfolio throughout 2009 and 2010 because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $17.0 million in the first quarter of 2010, as compared with a provision of $6.7 million for the prior year’s same quarter.  The increase in our provision for losses on loans and loan commitments was primarily to keep pace with an increase of non-performing loans (see “Financial Condition — Non-performing Assets” below for further discussion). The $17.0 million provision in the first quarter of 2010 includes net charge-offs of $5.3 million, and FDIC indemnification of $5.8 million. Our procedures for monitoring the adequacy of our allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below.  Losses on Mirae loans purchased from the FDIC are partially reimbursable as stated in our loss-sharing agreements with the FDIC.

At March 31, 2010, the Company had a FDIC indemnification of $5.8 million included in our allowance for loan losses calculation.

Non-interest Income

Total non-interest income increased to $7.8 million in the first quarter of 2010, as compared with $3.7 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.23% for the first quarter of 2010 and 0.15% for the first quarter of 2009. The increase in non-interest income was primarily caused by an increase in gain on sale of securities and loans.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,224	41.4%	$2,899	77.5%
Gain on sale of securities	2,484	31.9%	13	0.3%
Loan-related servicing fees	1,039	13.3%	964	25.9%
Income from other earning assets	204	2.6%	195	5.2%
Gain (loss) on sale of loans	36	0.5%	(831)	-22.3%
Other income	798	10.3%	497	13.4%
Total	$7,785	100.0%	$3,737	100.0%
Average assets	$3,417,633		$2,525,225
Non-interest income as a % of average assets		0.23%		0.15%

Our largest source of non-interest income in the first quarter of 2010 was service charges on deposit accounts, which represented about 41% of our total non-interest income. Service charge income increased to $3.2 million in the first quarter of 2010, as compared with $2.9 million for the prior year’s same period. The increase in service charge income was primarily due to increased non sufficient fund and analysis charges as well as an increase in deposits accounts.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

The second largest source of non-interest income in the first quarter of 2010 was gain on sale of securities at $2.5 million, which represented approximately 32% of our total non-interest income, compared to $13,000 at the first quarter of 2009.  Market value of securities has continued to increase as we experienced decreased volatility in securities markets, changes in the yield curve, and contraction of interest rates spreads on securities owned by the Bank.  We were able to realize the appreciation in market values of our securities while maintaining our overall duration on our investment portfolio.

Loan related servicing fees accounted for $1.0 million or 13% of total non-interest income at the end of the first quarter of 2010.  Loan related servicing fees increased slightly from $964,000 at March 31, 2009. This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, related fee income has continued to increase.

Income on other earning assets represents dividend income from FHLB stock ownership and increases in the cash surrender value of BOLI.  Income on other earning assets was $204,000, or 2.6% of total non-interest income at March 31, 2010.  Income from other earning assets at March 31, 2010 increased by $9,000 compared to the first quarter of 2009.

Gain on sale of loans at the end of the first quarter of 2010 was $36,000, or less than 1% of total non-interest income compared to a loss on sale of loans of $831,000 during the first quarter of the previous year. The Company did not recognize any gain on sale of SBA loans in the first quarter of 2010 due to the adoption of ASU 200-16 on January 1, 2010. Approximately $14.0 million in SBA loans were sold in the first quarter of 2010. However, approximately $1.3 million in gains from the sale of these loans are expected to be recognized in the second quarter of 2010, upon reevaluation after the expiration of the recourse provisions inherent in SBA loan sales. The $36,000 in gain on sale of loans was attributable to mortgage loan sales during the first quarter of 2010.

Other non-interest income represents income from miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and excess of insurance proceeds over carrying value of an insured loss.  For the first quarter of 2010, this miscellaneous income amounted to $798,000, as compared with $497,000 in the prior year’s same period.  Other non-interest expense as a percentage of total non-interest income was 10.3% and 13.4% at March 31, 2010 and March 31, 2009, respectively.

Non-interest Expense

Total non-interest expense increased to $14.7 million at the first quarter of 2010, from $12.0 million at the same period in 2009. Non-interest expenses as a percentage of average assets was lowered to 0.43%, from 0.47% at the first quarter of 2010 and 2009, respectively. Our efficiency ratio was 40.4% at the end of the first quarter of 2010, compared with 51.2% at the same period a year ago.

The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,115	48.4%	$6,207	51.8%
Occupancy and equipment	2,181	14.8%	1,676	14.0%
Deposit insurance premiums	1,076	7.3%	611	5.1%
Professional fees	992	6.8%	342	2.9%
Data processing	637	4.3%	827	6.9%
Advertising and promotional	350	2.4%	233	1.9%
Outsourced service for customer	260	1.8%	268	2.2%
Office supplies	237	1.6%	161	1.3%
Directors’ fees	128	0.9%	93	0.8%
Communications	111	0.8%	103	0.9%
Investor relation expenses	105	0.7%	52	0.4%
Amortization of other intangible assets	92	0.6%	74	0.6%
Other operating	1,406	9.6%	1,340	11.2%
Total	$14,690	100.0%	$11,987	100.0%
Average assets	$3,417,633		$2,525,225
Non-interest expense as a % of average assets		0.43%		0.47%

Salaries and employee benefits historically represent half of our total non-interest expense and generally increase as our branch network and business volumes expand.  These expenses were $7.1 million for the first three months of 2010 compared with $6.2 million for the prior year’s same period. Since the first quarter of 2009, additional staffing was necessitated by branch openings as well as the addition of employees from the acquisition of Mirae Bank. However, we have successfully slowed the growth in salaries expenses even with the increased staffing. The number of full-time equivalent employees was increased to 408 as of March 31, 2010, as compared with 347 as of March 31, 2009. In addition, our asset growth helped us improve our assets per employee ratio to $8.5 million at March 31, 2010 from $7.5 million at March 31, 2009.

Occupancy and equipment expenses represent about 15% of our total non-interest expenses. These expenses increased to $2.2 million in the first quarter of 2010 compared with $1.7 million and for the same period a year ago. The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months with the addition of our Forth Worth, Olympic, and Van Nuys branches, which all opened subsequent to March 31, 2009.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the first quarter of 2010, these expenses totaled $1.1 million or 7% of total non-interest expense, compared with $611,000 for the prior year’s same periods. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the FDIC’s deposit insurance fund reserves.  As a result, the FDIC has significantly increased its deposit assessment premiums for federally insured financial institutions.

Professional fees generally increase as we grow. They increased to $992,000 in the first quarter of compared to $342,000 for the same period of the prior year and represented 7% of total non-interest expense at March 31, 2010.  This increase was primarily due to increased legal fees resulting from collection of non-performing loans and OREOs foreclosures.

Data processing expenses decreased to $637,000 in the first quarter of 2010 from $827,000 for the same period a year ago. In order to reduce overhead expenses, the Company changed check clearing service providers in 2008 which resulted in a decrease in overall data processing expense from the first quarter of 2009 to the first quarter of 2010.

Advertising and promotional expenses increased to $350,000 for first three months of 2010 compared with $233,000 in the same period a year ago. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The increases in the current quarter of 2010 was primarily attributable to our increased advertising spending to promote a branch addition in Van Nuys, as well as a new marketing campaign that began in the first quarter of 2010.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from those customer’s deposit accounts.  As a result of our cost control measures, these expenses decreased slightly to $260,000 in the first quarter of 2010, as compared with $268,000 for the prior year’s same period.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets and other operating expenses were $2.1 million for the first quarter of 2010 compared with $1.8 million for the same periods a year ago. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter ended March 31, 2010, we had an income tax provision of $1.3 million on a pretax net income of $4.7 million, representing an effective tax rate of 28.8%, as compared with a provision for income taxes of $1.7 million on pretax net income of $4.7 million, representing an effective tax rate of 35.1% for the same quarter in 2009.  The effective tax rate for the three month ending March, 31 2010 was lower than the tax rate for March 31, 2009 due to the use of enterprise zone and low income housing tax credits.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy addressing strategies, types and levels of allowable investments.  Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee.  Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives.  Our liquidity levels take into consideration anticipated future cash flows and all available sources of credit and is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell, all of which have original maturities of less than 90 days. We buy or sell federal funds and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of March 31, 2010, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 94% of the entire investment portfolio.

Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 6.1% investment in municipal debt securities and 0.3% investment in corporate debt. Among our investment portfolio that was not comprised of U.S. government securities, 5.9%, or $40.5 million carry the top two highest “Investment Grade” rating of “Aaa/AAA” or “Aa/AA”, while 0.3%, or $2.2 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 0.2%, or $1.4 million, is unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of March 31, 2010.

We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10 (SFAS No. 115). Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in 2009. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $687.7 million as of March 31, 2010.

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

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$105	$108	$3	$109	$109	$—
Total investment securities held to maturity	$105	$108	$3	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$153,807	$153,823	$16	$156,879	$155,382	$(1,497)
Mortgage backed securities	123,736	125,066	1,330	131,617	131,711	94
Collateralized mortgage obligations	360,775	364,693	3,918	318,531	319,554	1,023
Corporate securities	2,000	2,039	39	2,000	2,017	17
Municipal securities	41,627	42,095	468	42,068	42,654	586
Total investment securities available for sale	$681,945	$687,716	$5,771	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at March 31, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$105	$—	$—	$105
Total investment securities held to maturity	$—	$105	$—	$—	$105

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$153,823	$—	$153,823
Mortgage backed securities	7,018	590	4,167	113,291	125,066
Collateralized mortgage obligations	12,364	333,168	19,161	—	364,693
Corporate securities	—	2,039	—	—	2,039
Municipal securities	—	734	4,204	37,157	42,095
Total investment securities available for sale	$19,382	$336,531	$181,355	$105,448	$687,716

Holdings of investment securities increased to $687.8 million at March 31, 2010, as compared with holdings of $651.4 million at December 31, 2009.  Total investment securities as a percentage of total assets was 19.9% and 19.0% at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, investment securities with a market value of $251.9 million were pledged to secure certain deposits.

As of March 31, 2010, our investment securities classified as held-to-maturity, which are carried at their amortized cost, stayed relatively unchanged on a dollar basis at $105,000, as compared with $109,000 as of December 31, 2009. Our investment securities classified as available-for-sale, which are stated at their fair market values, increased to $687.7 million at March 31, 2010 from $651.3 million at December 31, 2009.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

As of March  31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$42,575	$(384)	$—	$—	$42,575	$(384)
Mortgage-backed securities	17,932	(98)	—	—	17,932	(98)
Collateralized mortgage obligations	55,612	(113)	—	—	55,612	(113)
Corporate securities	—	—	—	—	—	—
Municipal bonds	10,159	(227)	7,557	(258)	17,716	(485)
	$126,278	$(822)	$7,557	$(258)	$133,835	$(1,080)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Corporate securities	—	—	—	—	—	—
Municipal bonds	18,783	(505)	—	—	18,783	(505)
	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1) There were no held-to-maturity securities with losses as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the total unrealized losses less than 12 months old were $822,000 and total unrealized losses more than 12 months old were $258,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $126.2 million and $7.6 million with unrealized losses more than 12 months old at March 31, 2010.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB ASC 320-10-65-1 and ASC 958-320 Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating an other-than-temporary impairment (“OTTI”), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

•                  The Company believes that impairment exists on securities when their fair value is below amortized cost but an impairment loss has not occurred due to the following reasons:

•                  The Company does not have any intent to sell any of the securities that are in an unrealized loss position.

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have an unrealized loss position before recovery.  The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, junior subordinated debenture, are easily accessible.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads and not by default risk.

As of March 31, 2010, the net unrealized gain in the investment portfolio was $5.8 million compared to $223,000 in net unrealized gains as of December 31, 2009.  The increase in unrealized gains can be attributed to better recent market stability, which has led to a decrease in treasuries interest rate spreads, and an increase in treasury rates.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans decreased to $2.34 billion at March 31, 2010, as compared with $2.37 billion at December 31, 2009.  Total loans net of unearned income and allowance for loan losses as a percentage of total assets as of March 31, 2010 and December 31, 2009 were 67.6% and 68.8%, respectively.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	March 31, 2010	December 31, 2009
Construction	$47,564	$48,371
Real estate secured	1,983,495	1,979,704
Commercial and industrial	375,399	387,443
Consumer	16,304	17,234
Total loans(1)	2,422,762	2,432,752
Unearned Income	(4,938)	(5,311)
Gross loans, net of unearned income	2,417,824	2,427,441
Allowance for losses on loans	(79,576)	(62,130)
Net loans	$2,338,248	$2,365,311

Percentage breakdown of gross loans:
Construction	1.9%	2.0%
Real estate secured	81.9%	81.4%
Commercial and industrial	15.5%	15.9%
Consumer	0.7%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $43.5 million and $36.2 million at March 31, 2010 and December 31, 2009, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate remained unchanged $2.0 billion both as of March 31, 2010 and December 31, 2009.  Real estate secured loans as a percentage of total loans were 81.9% and 81.4% at March 31, 2010 and December 31, 2009, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $42.7 million at March 31, 2010 and $41.3 million at December 31, 2009.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at March 31, 2010 decreased to $375.4 million, as compared with $387.4 million at December 31, 2009.  Commercial and industrial loans as a percentage of total loans were 15.5% at March 31, 2010, decreasing from 15.9% at December 31, 2009.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. Because we believe that consumer loans present a higher risk compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007. Accordingly, as of March 31, 2010, our volume of consumer loans was down by $930,000 from the prior year end. As of March 31, 2010, the balance of consumer loans was $16.3 million, or 0.7% of total loans, as compared to $17.2 million, or 0.7% of total loans as of December 31, 2009.

Construction loans represented less than 5% of our total loan portfolio as of March 31, 2010. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making construction related loans. As a result, construction loans decreased to $47.6 million, or 1.9% of total loans, at the end of the first quarter of 2010, as compared with $48.4 million, or 2.0% of total loans at March 31, 2009.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of March 31, 2010.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	March 31, 2010
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$47,564	$—	$—	$47,564
Real estate secured	1,144,792	817,304	21,399	1,983,495
Commercial and industrial	365,612	9,787	—	375,399
Consumer	14,550	1,754	—	16,304
Total loans	$1,572,518	$828,845	$21,399	$2,422,762

Loans with variable interest rates	$1,290,756	$—	$—	$1,290,756
Loans with fixed interest rates	$281,762	$828,845	$21,399	$1,132,006

A majority of the properties that collateralized against our loans are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs.  NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal,  Other NPAs consist of properties, mainly other real estate owned (“OREO”), acquired by foreclosure or similar means that management intends to offer for sale.

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

The following is a summary of covered non-performing loans and OREO on the dates indicated:

Non-performing Covered Loans and Covered OREO
(Dollars in Thousands)

	March 31, 2010	December 31, 2009
Covered Nonaccrual loans: (1)
Real estate secured	$19,696	$15,555
Commercial and industrial	2,213	2,773
Consumer	—	—
Total	21,909	18,328
Loans 90 days or more past due and still accruing:
Real estate secured	—	—
Commercial and industrial	—	—
Consumer	—	—
Total	—	—
Total non-performing loans	21,909	18,328
Repossessed vehicles	—	—
Other real estate owned	1,723	500
Total covered non-performing assets	$23,632	$18,828

Non-performing loans as a percentage of total covered loans	8.76%	7.07%

(1) During the three months ended March 31, 2010, December 31, 2009, no interest income related to these loans was included in interest income. The Company had no covered loans as of March 31, 2009.

The following table provides information with respect to the components of our non-performing (non-covered) assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross non-performing assets):

Non-performing Non-covered Assets and Restructured Loans
(Dollars in Thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
Non-covered Nonaccrual loans: (1)
Real estate secured	$75,470	$48,017	$23,185
Commercial and industrial	7,603	3,032	5,774
Consumer	42	70	307
Total	83,115	51,119	29,266
Loans 90 days or more past due and still accruing:
Real estate secured	—	1,317	240
Commercial and industrial	—	—	235
Consumer	—	19	—
Total	—	1,336	475

Total non-performing loans	83,115	52,455	29,741

Repossessed vehicles	—	—	—
Other real estate owned	3,136	3,297	6,282
Total non-covered non-performing assets, net of SBA guarantee	86,251	55,752	36,023

Guaranteed portion of non-performing SBA loans	12,493	13,421	8,387
Total gross non-covered non-performing assets	$98,744	$69,173	$44,410

Performing troubled debt restructurings	46,498	55,437	7,963

Non-performing loans as a percentage of total non-covered loans	3.83%	2.42%	1.43%

(1) During the three months ended March 31, 2010 and December 31, 2009, no interest income related to these loans was included in interest income.

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

As a result of the challenging economic conditions in the last few years, credit quality has continued to deteriorate in the past year. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macroeconomic environment affected our borrowers’ strength and our total NPLs, net of SBA guaranteed portion, increased to $105.0 million, or 4.34% of the total loans at the end of the first quarter of 2010, as compared with $70.8 million, or 2.92% of the total loans, at the end of 2009. The $34.2 million increase of NPLs was due to a $35.5 increase in non-accrual loans, offset by a $1.3 million decrease in loans 90 days or more past due and still accruing.

No interest income related to non-accrual loans was included in net income for the quarters ending March 31, 2009 and March 31, 2010. Additional interest income of approximately $2.0 million and $674,000 would have been recorded during the quarter ended March 31, 2010 and March 31, 2009, respectively, if these loans had been paid in accordance with their original terms and had been outstanding at quarter end or, if not outstanding throughout the quarter, since origination.

Management also believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of March 31, 2010.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

Total charge-offs for the three month ending March 31, 2010 were $5.8 million compared with $2.4 million for the same period in 2009.  Real estate secured loan charge-offs increased by $3.7 million compared to the previous year. Commercial and industrial loan charge-offs decreased to $1.31 million from $1.6 million for the three month ending March 2010 and 2009, respectively.  Consumer charge-offs increased from $102,000 at March 31, 2009 to $115,000 at March 31, 2010.

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

We increased our allowance for losses on loans to $79.6 million at March 31, 2010, representing an increase of 28.1%, or $17.4 million from $62.1 million at December 31, 2009. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total loans to 3.29% at March 31, 2010, as compared with the 2.56% at the year end of 2009.  Our total general reserve stands at $37.5 million and represents 1.62% of total loans at the end of March 31, 2010.  Although management believes our allowance at March 31, 2010 was adequate to absorb losses from any known and inherent risks in the portfolio at that time, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Our allowance for losses on off-balance sheet items increased slightly to $2.6 million at March 31, 2010, as compared to $2.5 million at December 31, 2009.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	For the Three Month Ended,
	March 31, 2010	December 31, 2009	March 31, 2009
Allowance for loan losses:
Balances at beginning of period	$62,130	$54,735	$29,437

Actual charge-offs: (1)
Real estate secured	4,373	8,495	672
Commercial and industrial	1,340	10,117	1,629
Consumer	115	43	102
Total charge-offs	5,828	18,655	2,403

Recoveries on loans previously charged off:
Real estate secured	11	174	—
Commercial and industrial	468	441	70
Consumer	34	40	43
Total recoveries	513	655	113

Net loan charge-offs	5,315	18,000	2,290

FDIC Indemnification	5,831	855	—
Provision for losses on loan and loan commitments (2)	16,930	24,540	7,009
Balances at end of year	$79,576	$62,130	$34,156
Allowance for loan commitments:
Balances at beginning of period	$2,515	$1,455	$1,243
Provision (credit) for losses on loan commitments	70	1,060	(309)
Balance at end of period	$2,585	$2,515	$933

Ratios:
Net loan charge-offs to average total loans	0.22%	0.74%	0.11%
Allowance for loan losses to total loans at end of period	3.29%	2.56%	1.65%
Net loan charge-offs to allowance for loan losses at end of period	6.68%	28.97%	6.70%
Net loan charge-offs to provision for losses on loans and loan commitments	31.26%	70.31%	34.18%

(1)

Charge-off amount for March 31, 2010 includes net charge-offs of covered loans amounting to $63,000, which represents gross covered loan charge-offs of $4.1 million less FDIC receivable portion of $4.0 million.

(2)

Provision for loss on loans and loan commitments amount includes net provisions for covered loans amounting to $63,000 which represents gross covered loan provision of $4.1 million less FDIC receivable portion or $4.0 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2010:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB borrowings	$58,852	$71,256	$—	$—	$—	$130,108
Junior subordinated debentures	1,109	10,708	—	77,321	—	89,138
Operating leases	3,314	5,595	4,821	6,038	—	19,768
Unrecognized tax benefit	—	—	—	—	398	398
Time deposits	1,417,849	35,763	19	—	—	1,453,631
Total	$1,481,124	$123,322	$4,840	$83,359	$398	$1,693,043

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of March 31, 2010 and December 31, 2009, we had commitments to extend credit of $262.2 million and $238.2 million, respectively.  Obligations under standby letters of credit were $8.2 million and $13.0 million at March 31, 2010 and December 31, 2009, respectively, and our obligations under commercial letters of credit were $16.7 million and $10.2 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit investments were $10.2 million at the end of first quarter of 2010.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds.  Total deposits increased to $2.93 billion at March 31, 2010, compared with $2.83 billion at December 31, 2009.

Total non-time deposits at March 31, 2010 increased to $1.49 billion in the first three months of 2010, from $1.39 billion at December 31, 2009, while time deposits decreased to $1.43 billion at March 31, 2010 from $1.44 billion at December 31, 2009.

The increase in deposits was primarily attributable to our continued marketing campaign aimed at raising core deposits. Other time deposits or time deposits under $100,000 increased to $687.5 million at March 31, 2010 compared to $643.7 million at December 31, 2009.

The average rate that we paid on time deposits in denominations of $100,000 or more for the first quarter of 2010 decreased to 1.58% from 2.86% in the same period of the prior year. In order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, in an effort to maximize our net interest margin and profitability.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	March 31, 2010		December 31, 2009		March 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$389,300		$388,549		$276,740
Money market	956,035	1.68%	853,770	2.18%	362,734	2.57%
Super NOW	22,481	0.52%	21,971	0.65%	19,556	0.94%
Savings	74,052	3.17%	68,373	3.33%	43,241	3.63%
Time deposits in denominations of $100,000 or more	768,882	1.58%	862,805	1.91%	933,494	2.86%
Other time deposits	675,764	2.07%	592,336	2.27%	196,714	3.54%
Total deposits	$2,886,514	1.55%	$2,787,804	1.83%	$1,832,479	2.44%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2010 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$376,110
Over three months through six months	183,566
Over six months through twelve months	157,424
Over twelve months	29,766
Total	$746,866

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at March 31, 2010 and December 31, 2009.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first three months of 2010, despite the ongoing weakness in the economy and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $414.0 million at March 31, 2010 from $385.2 million at December 31, 2009. We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize our cost of funds.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	March 31, 2010	December 31, 2009

Balance at quarter end	$126,000	$232,000
Average balance during the quarter	$143,022	$237,341
Maximum amount outstanding at any month-end	$142,000	$242,000
Average interest rate during the quarter	2.57%	3.05%
Average interest rate at quarter-end	2.56%	2.22%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at March 31, 2010 and December 31, 2009 totaled approximately $976.3 million and $923.4 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 28.2% and 26.9% at March 31, 2010 and December 31, 2009, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of March 31, 2010, our borrowing capacity from the FHLB was about $908.5 million and our outstanding balance was $126.0 million, or approximately 13.9% of our borrowing capacity.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income through retained earnings.  In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and level of risks.  We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt or hybrid securities. In December of 2008, we received a Troubled Assets Relief Program or “TARP” investment from the U.S. Treasury in the amount of $62.2 million.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information regarding regulatory capital requirements.

As of March 31, 2010, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	March 31, 2010	December 31, 2009	March 31, 2009

Total capital to risk-weighted assets	8%	10%	15.95%	15.81%	16.69%
Tier I capital to risk-weighted assets	4%	6%	14.50%	14.37%	15.15%
Tier I capital to average assets	4%	5%	9.78%	9.77%	12.79%

Wilshire State Bank

	Regulatory Adequately-Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	March 31, 2010	December 31, 2009	March 31, 2009

Total capital to risk-weighted assets	8%	10%	15.45%	15.73%	16.21%
Tier I capital to risk-weighted assets	4%	6%	14.00%	14.29%	14.67%
Tier I capital to average assets	4%	5%	9.45%	9.71%	12.39%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. As of March 31, 2010, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $332.8 million, as compared with $331.4 million as of December 31, 2009. For the Bank level, Tier 1 capital was $321.2 million as of March 31, 2010, as compared with $329.3 million as of December 31, 2009.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2010 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At March 31, 2010
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,435,058	$137,460	$828,845	$21,399	$2,422,762
Investment securities	3,595	15,786	336,634	331,806	687,821
Federal funds sold and cash equivalents	30,018	—	—	—	30,018
Interest-earning deposits	—	—	—	—	—
Total	$1,468,671	$153,246	$1,165,479	$353,205	$3,140,601

Interest-bearing liabilities:
Savings deposits	$76,346	$—	$—	$—	$76,346
Time deposits of $100,000 or more	376,110	340,990	29,766	—	746,866
Other time deposits	63,409	618,913	5,210	—	687,532
Other interest-bearing deposits	1,000,278	—	—	—	1,000,278
FHLB Advances	72,487	—	70,000		142,487
Junior Subordinated Debenture	71,857	15,464	—	—	87,321
Total	$1,660,487	$975,367	$104,976	$—	$2,740,830

Interest rate sensitivity gap	$(191,816)	$(822,121)	$1,060,503	$353,205	$399,771
Cumulative interest rate sensitivity gap	$(191,816)	$(1,013,937)	$46,566	$399,771
Cumulative interest rate sensitivity gap ratio (based on total assets)	-5.54%	-29.31%	1.35%	11.56%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2010.  All assets presented in this table are held-to-maturity or available-for-sale.  At March 31, 2010, we had no trading investment securities:

Change (in basis points)	Net Interest Income (next twelve months) (Dollars in Thousands)	% Change	NPV (Dollars in Thousands)	% Change
+200	$120,590	-5.03%	$322,870	-14.29%
+100	121,733	-4.13%	351,331	-6.73%
0	126,981	—	376,698	—
-100	127,439	0.36%	351,880	-6.59%
-200	127,058	0.06%	327,757	-12.99%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There are no material changes to our risk factors as presented in the Company’s 2009 Form 10-K under the heading “Item 1A. Risk Factors.”

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

WILSHIRE BANCORP, INC.

Date: May 7, 2010	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)