Form 10-K/A
period 2009-12-31
WILSHIRE BANCORP INC
filed 2010-06-02
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This amendment (“Amendment No. 2”) to our Form 10-K annual report for the fiscal year ended December 31, 2009 (the “Report”) is being filed to amend Part IV, Item 15 of the Report’s Exhibit Index as follows:

•                  to add Exhibit 10.35, an incorporation by reference of the Employment Agreement, effective April 1, 2008, between Joanne Kim, Wilshire Bancorp, Inc. and Wilshire State Bank, which was inadvertently omitted from the original filing; and

•                  to clarify that certain loss sharing agreements with the Federal Deposit Insurance Corporation were included with existing Exhibit 10.21 to the original filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment No. 2 contains new certifications by our chief executive officer and our chief financial officer, filed as exhibits hereto. All other information contained in the Report remains unchanged.  Because this Amendment No. 2 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

This Amendment No. 2 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report.  The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

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

10.21

Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (including (i) the Single Family Loss Share Agreement as Exhibit 4.15A to the Purchase and Assumption Agreement; and (ii) the Commercial Loss Share Agreement as Exhibit 4.15B to the Purchase and Assumption Agreement) (16)

10.22	2008 Stock Option Plan of Wilshire Bancorp, Inc. (12), (14)

10.23	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch) (19)

10.24	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch) (19)

10.25	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch) (19)

10.26	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc. (Torrance Branch) (19)

10.27	Lease dated August 12, 2009 between the Company and Kam Hing Realty-NYC LLC. (Manhattan Branch) (19)

10.28	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO) (19)

10.29	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO) (19)

10.30	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO) (19)

10.31	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and Injoo Baik. (Annandale, VA LPO) (19)

10.32	Lease dated November 19, 2009 between the Company and Regency Centers, LP. (Van Nuys Branch) (19)

10.33	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch) (19)

10.34	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch) (19)

10.35	Employment Agreement, effective April 1, 2008, between Joanne Kim, Wilshire Bancorp, Inc. and Wilshire State Bank (18)

11	Statement Regarding Computation of Net Earnings per Share (17)

12.1	Statement regarding computation of ratios of earnings to fixed charges (19)

21	Subsidiaries of the Registrant (19)

23.1	Consent of Independent Registered Public Accounting Firm (19)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (19)

99.1	Chief Executive Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended (20)

99.2	Chief Financial Officer Certification pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as Amended (20)

(1)	Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.
(2)	Incorporated by reference to the Exhibits in the Company’s Form 8-K, as filed with the SEC on December 17, 2008.
(3)	Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.
(4)	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on March 16, 2007.
(5)	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the SEC on November 9, 2007.
(6)	Incorporated by reference to the Exhibits to the Company’s Form 10-SB Registration Statement, as filed with the FDIC on August 7, 1998.
(7)	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 30, 1999.
(8)	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on April 5, 2000.
(9)	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB, as filed with the FDIC on March 29, 2001.
(10)	Incorporated by reference to the Exhibits to the Company’s Form 10-Q, as filed with the FDIC on August 20, 2003.
(11)	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the FDIC on March 31, 2004.
(12)	Indicates compensation or compensatory plan, contract, or arrangement.
(13)	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the SEC on December 20, 2007.
(14)	Incorporated by reference to the Exhibits to the Company’s Form S-8, as filed with the SEC on July 18, 2008.
(15)	Incorporated by reference to the Exhibits to the Company’s Form 10-K, as filed with the SEC on March 12, 2009.
(16)	Incorporated by reference to the Exhibits to the Company’s Form 8-K, as filed with the SEC on June 26, 2009.
(17)	The information required by this Exhibit is incorporated by reference from Note [19] of the Company’s Financial Statements included herein.
(18)	Incorporated by reference to the Exhibits in the Company’s Form 8-K, as filed with the SEC on March 26, 2008.
(19)	Included in the Company’s Form 10-K for the year ended December 31, 2009 that was previously filed with the SEC on March 15, 2010.
(20)	Included in Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2009 that was previously filed with the SEC on April 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2010	WILSHIRE BANCORP, INC.
a California corporation

	By:	/s/ Joanne Kim
Joanne Kim
Chief Executive Officer