Form 10-Q
period 2010-06-30
WILSHIRE BANCORP INC
filed 2010-08-09
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

The number of shares of Common Stock of the registrant outstanding as of July 30, 2010 was 29,486,734.

FOR 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                   Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$134,707	$155,753
Federal funds sold and other cash equivalents	224,005	80,004
Cash and cash equivalents	358,712	235,757

Securities available for sale, at fair value (amortized cost of $498,991 and $651,095 at June 30, 2010 and December 31, 2009, respectively)	506,381	651,318
Securities held to maturity, at amortized cost (fair value of $102 and $109 at June 30, 2010 and December 31, 2009, respectively)	96	109
Loans receivable (net of allowance for loan losses of $91,419 and $62,130 at June 30, 2010 and December 31, 2009, respectively)	2,346,638	2,329,078
Loans held for sale—at the lower of cost or market	16,965	36,233
Federal Home Loan Bank	20,075	20,850
Other real estate owned	6,540	3,797
Due from customers on acceptances	611	945
Cash surrender value of bank owned life insurance	18,354	18,037
Investment in affordable housing partnerships	29,665	13,732
Bank premises and equipment	13,741	12,660
Accrued interest receivable	13,427	15,266
Deferred income taxes	28,199	18,684
Servicing assets	6,655	6,898
Goodwill	6,675	6,675
Core deposits intangibles	1,829	2,013
FDIC loss share indemnification	28,538	33,775
Other assets	33,993	30,170
TOTAL	$3,437,094	$3,435,997

LIABILITIES:
Deposits:
Non-interest bearing	$427,793	$385,188
Interest bearing:
Savings	77,011	71,601
Money market and NOW accounts	931,311	932,063
Time deposits of $100,000 or more	752,656	795,679
Other time deposits	712,698	643,684
Total deposits	2,901,469	2,828,215

Federal Home Loan Bank advances and other borrowings	145,306	232,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	5,461	5,865
Acceptances outstanding	611	945
Other liabilities	29,491	15,515
Total liabilities	3,169,659	3,169,861

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at June 30, 2010 and December 31, 2009	60,186	59,931
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,486,734 shares and 29,415,657 shares at June 30, 2010 and December 31, 2009, respectively	55,370	54,918
Accumulated other comprehensive income, net of tax	4,554	326
Retained earnings	147,325	150,961
Total shareholders’ equity	267,435	266,136

TOTAL	$3,437,094	$3,435,997

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Interest and fees on loans	$36,079	$31,234	$71,383	$61,428
Interest on investment securities	4,756	3,194	10,371	6,136
Interest on federal funds sold	294	777	676	1,066
Total interest income	41,129	35,205	82,430	68,630

INTEREST EXPENSE:
Interest on deposits	10,476	11,776	21,650	22,958
Interest on FHLB advances and other borrowings	750	1,622	1,670	3,280
Interest on junior subordinated debentures	664	826	1,313	1,747
Total interest expense	11,890	14,224	24,633	27,985

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	29,239	20,981	57,797	40,645

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	32,200	12,100	49,200	18,800

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(2,961)	8,881	8,597	21,845

NON-INTEREST INCOME:
Service charges on deposit accounts	3,215	3,125	6,439	6,024
Gain (loss) on sale of loans	1,444	307	1,480	(524)
Gain on sale of securities	3,658	1,575	6,142	1,588
FAS 141R gain on bargain purchase	—	21,679	—	21,679
Loan-related servicing fees	810	780	1,849	1,744
Other income	751	1,124	1,753	1,816
Total non-interest income	9,878	28,590	17,663	32,327

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,284	5,988	14,399	12,195
Occupancy and equipment	1,946	1,682	4,127	3,358
Deposit insurance premiums	1,113	2,178	2,189	2,789
Professional fees	1,395	575	2,387	917
Data processing	690	845	1,327	1,672
Other operating	3,704	2,808	6,393	5,131
Total non-interest expenses	16,132	14,076	30,822	26,062

(LOSS) INCOME BEFORE INCOME TAXES	(9,215)	23,395	(4,562)	28,110
INCOME TAX (BENEFIT) PROVISION	(5,551)	9,649	(4,213)	11,304
NET (LOSS) INCOME	(3,664)	13,746	(349)	16,806

Preferred stock cash dividend and accretion of preferred stock	906	898	1,809	1,818

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(4,570)	$12,848	$(2,158)	$14,988

LOSS/EARNINGS PER COMMON SHARE INFORMATION
Basic	$(0.15)	$0.44	$(0.07)	$0.51
Diluted	$(0.15)	$0.44	$(0.07)	$0.51
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,487,994	29,413,757	29,486,011	29,413,757
Diluted	29,487,994	29,421,247	29,486,011	29,421,746

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$1,477	$1,477	$2,941
Cash dividend declared per common share	$—	$0.05	$0.05	$0.10

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060
Stock options exercised							—
Cash dividend declared
Common stock						(2,941)	(2,941)
Preferred stock						(1,554)	(1,554)
Share-based compensation expense				382			382
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		240				(265)	(25)
Comprehensive income:
Net income						16,806	16,806
Other comprehensive income:
Net change in unrealized gain on interest-only strips (net of tax)					34		34
Net change in unrealized gain on securities available for sale (net of tax)					1,396		1,396
Comprehensive income							18,236
BALANCE—June 30, 2009	62,158	$59,683	29,413,757	$54,420	$2,669	$152,386	$269,158

BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			71,077	98			98
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(1,555)	(1,555)
Share-based compensation expense				352			352
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		255				(255)	—
Comprehensive income:
Net loss						(349)	(349)
Other comprehensive income:
Net change in unrealized gain on interest-only strips (net of tax)					(28)		(28)
Net change in unrealized gain on securities available for sale (net of tax)					4,256		4,256
Comprehensive income							3,878
BALANCE—June 30, 2010	62,158	$60,186	29,486,734	$55,370	$4,554	$147,325	$267,435

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(349)	$16,806
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	3,116	1,861
Depreciation and amortization of Bank premises and equipment	1,043	986
Accretion of discount on acquired loans	(2,758)	—
Amortization of core deposit intangibles	184	148
Amortization of investments in affordable housing partnerships	—	600
Provision for losses on loans and loan commitments	49,200	18,800
Provision for other real estate owned losses	227	359
Deferred tax benefit	(12,405)	(3,448)
Loss on disposition of bank premises and equipment	4	11
FAS 141R gain on bargain purchase	—	(21,679)
Net realized (gain) loss on sale of loans held for sale	(1,480)	524
Proceeds from sale of loans	11,844	11,575
Origination of loans held for sale	(53,134)	(13,801)
Net realized gain on sale of available for sale securities	(6,142)	(1,588)
Change in unrealized appreciation on serving assets	552	215
Net realized loss (gain) on sale of other real estate owned	85	(402)
Share-based compensation expense	352	381
Change in cash surrender value of life insurance	(317)	(320)
Servicing assets capitalized	(309)	(159)
Decrease (increase) in accrued interest receivable	1,839	(1,170)
Increase in other assets	(26,060)	(5,954)
(Decrease) increase in accrued interest payable	(404)	1,188
Increase in other liabilities	16,998	11,020
Net cash (used) provided by operating activities	(17,914)	15,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	14	15
Purchase of securities available for sale	(437,551)	(259,386)
Proceeds from principal repayments, matured, called, or sold securities available for sale	592,680	118,629
Net increase in loans receivable	(27,642)	(79,128)
Receipt of FDIC loss share indemnification	8,409	—
Proceeds from sale of other loans	20,052	1,168
Proceeds from sale of other real estate owned	4,229	3,151
Purchases of investments in affordable housing partnerships	(2,553)	(3,810)
Loss of investment in affordable housing partnerships	803	—
Purchases of premise and equipment	(505)	(1,802)
Redemption of Federal Home Loan Bank Stock	775
Net cash and cash equivalents acquired from acquisition of Mirae Bank	—	5,724
Net cash provided by (used) in investing activities	158,711	(215,439)

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$98	$—
Payment of cash dividend on common stock	(2,948)	(2,941)
Payment of cash dividend on preferred stock	(1,554)	(1,321)
Increase in Federal Home Loan Bank advances and other borrowings	43,897	57,000
Decrease in Federal Home Loan Bank advances and other borrowings	(130,591)	(75,500)
Tax benefit from exercise of stock option	2	—
Net increase in deposits	73,254	345,627
Net cash (used) provided by financing activities	(17,842)	322,865

NET INCREASE IN CASH AND CASH EQUIVALENTS	122,955	123,379

CASH AND CASH EQUIVALENTS—Beginning of period	235,757	97,542
CASH AND CASH EQUIVALENTS—End of period	$358,712	$220,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$25,036	$23,744
Income taxes paid	$16,310	$8,127

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$6,627	$5,902
Note financing for OREO sales	$—	$225
Note financing for sale of other loans	$33,840	$8,825
Other assets transferred to Bank premises and equipment	$1,623	$290
Common stock cash dividend declared, but not paid	$—	$1,471
Preferred stock cash dividend declared, but not paid	$388	$388

See accompanying notes to consolidated financial statements.	(Concluded)

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

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2010 and December 31, 2009, the statements of operations for the three and six months ended June 30, 2010 and June 30, 2009, and the related statements of shareholders’ equity and statements of cash flows for the six months ended June 30, 2010 and June 30, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The effective tax rate for the three ending June 30, 2010 was calculated using actual year to date pretax income in effective tax rate calculations.  In periods prior to June 30, 2010, the Company used estimated annualized pretax income to calculate the effective tax rate. This change led to a higher tax rate for quarter ending June 30, 2010 compared to previous quarter.  All other accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2009.

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

With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (formerly FAS 141R Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered loans are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered loans that become impaired, increases in the indemnification asset.

The table below summarizes the changes to the FDIC loss share indemnification in the second quarter and first half of 2010:

(Dollars in Thousands)	Three Months Ending June 30, 2010	Six Months Ending June 30, 2010

Beginning balance of FDIC indemnification	$33,329	$33,775
Decrease (increase) from provision for loan losses	(3,140)	2,691
Payments received from FDIC	(4,981)	(10,243)
Increase resulting from charge-offs	3,330	2,315
Ending balance of FDIC indemnification	$28,538	$28,538

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

Securities available for sale — Investment in available-for-sale securities are recorded at their fair values pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of June 30, 2010 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Collateral dependent impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Fair value of collateral dependent loans is measured based on the fair value of the underlying collateral. The fair value is determined by management in part through the use of appraisals or by actual selling prices for loans that are under contract to sell. It is the Company’s policy to update appraisals on all collateral dependent impaired loans every six months or less.

We order appraisals for all loans that have been identified by Company management as non-performing or potentially non-performing at month-end following such identification. Thereafter, the Company’s Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Appraisal reports are typically received by the Company on a timely basis, and we have not experienced significant delays during this process. Once an appraisal is received, if there is a difference between the updated appraisal value and the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy. We do not charge-off or make special allowances for only a portion of the difference between the appraisal value and the balance of the loan.

For any loan that has already been partially charged-off, after we receive an updated appraisal, there will be no change in the classification of that loan unless it satisfies our policy guidelines for returning a non-performing loan to a performing loan. If the fair value in an updated appraisal is determined to be higher than the loan balance after a charge-off has occurred, no further action is taken

The Company records impairments on all nonaccrual loans and trouble debt restructured loans based on the valuation methods above with the exception of automobile loans.  Automobile loans are assessed based on a homogenous pool of loans and the Company has established specific reserves which is a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

Other real estate owned (“OREO”) — Other real estate owned or “OREO”, consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure.  Fair values are determined by management in part by using third party appraisals and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation.  Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset.  However, in accordance with ASC 820-10 fair value disclosures for financial instruments, OREO are measured at fair value. The Company records OREO as non-recurring with Level 3 measurement inputs.

Servicing assets and interest-only strips —SBA loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for servicing assets while I/O strips are measures at the lower of cost or fair value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation of our financial assets and liabilities by the above ASC 820-10 fair value hierarchy levels as of June 30, 2010 and December 31, 2009:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$175,955	$—	$175,955	$—
Mortgage backed securities	43,298	—	43,298	—
Collateralized mortgage obligations	242,630	—	242,630	—
Corporate securities	2,019	—	2,019	—
Municipal bonds	42,479	—	42,479	—
Servicing assets	6,655	—	—	6,655
Interest-only strips	632	—	—	632
Servicing liabilities	(406)	—	—	(406)
Total	$513,262	$—	$506,381	$6,881

	Fair Value Measurements Using:
As of December 31, 2009	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$155,382	$—	$155,382	$—
Mortgage backed securities	131,711	—	131,711	—
Collateralized mortgage obligations	319,554	—	319,554	—
Corporate securities	2,017	—	2,017	—
Municipal bonds	42,654	—	42,654	—
Servicing assets	6,898	—	—	6,898
Interest-only strips	724	—	—	724
Servicing liabilities	(407)	—	—	(407)
Total	$658,533	$—	$651,318	$7,215

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three and six months ended on June 30, 2010 and June 30, 2009:

(Dollars in Thousands)	At March 31, 2010	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At June 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,715	$(369)	$—	$309	$—	$6,655	$—
Interest-only strips	667	(21)	(14)	—	—	632	(272)
Servicing liabilities	(392)	(14)	—	—	—	(406)	—

(Dollars in Thousands)	At March 31, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At June 30, 2009	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$4,790	$(7)	$—	$1,894	$—	$6,677	$—
Interest-only strips	661	(30)	5	105	—	741	(283)
Servicing liabilities	(333)	3	—	(134)	—	(464)	—

(Dollars in Thousands)	At December 31, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At June 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(552)	$—	$309	$—	$6,655	$—
Interest-only strips	724	(43)	(49)	—	—	632	(272)
Servicing liabilities	(407)	1	—	—	—	(406)	—

(Dollars in Thousands)	At December 31, 2008	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At June 30, 2009	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$4,838	$(55)	$—	$1,894	$—	$6,677	$—
Interest-only strips	632	(55)	59	105	—	741	(283)
Servicing liabilities	(328)	2	—	(134)	—	(464)	—

The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at June 30, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the year-to date periods ended June 30, 2010 and December 31, 2009:

As of June 30, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net YTD Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$142,729	$142,729	$17,256
OREO	—	—	6,778	6,778	278
Total	$—	$—	$149,507	$149,507	$17,534

As of December 31, 2009

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net YTD Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$128,764	$128,764	$10,250
OREO	—	—	4,031	4,031	435
Total	$—	$—	$132,795	$132,795	$10,685

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$96	$102	$6	$109	$109	$—
Total investment securities held to maturity	$96	$102	$6	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$174,738	$175,955	$1,217	$156,879	$155,382	$(1,497)
Mortgage backed securities	41,491	43,298	1,807	131,617	131,711	94
Collateralized mortgage obligations	239,138	242,630	3,492	318,531	319,554	1,023
Corporate securities	2,000	2,019	19	2,000	2,017	17
Municipal securities	41,624	42,479	855	42,068	42,654	586
Total investment securities available for sale	$498,991	$506,381	$7,390	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at June 30, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$102	$—	$—	$102
Total investment securities held to maturity	$—	$102	$—	$—	$102

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$175,955	$—	$175,955
Mortgage backed securities	7,138	63	3,897	32,200	43,298
Collateralized mortgage obligations	6,100	236,530	—	—	242,630
Corporate securities	—	2,019	—	—	2,019
Municipal securities	—	732	5,863	35,884	42,479
Total investment securities available for sale	$13,238	$239,344	$185,715	$68,084	$506,381

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at June 30, 2010 and December 31, 2009:

As of June 30, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	2,011	(15)	—	—	2,011	(15)
Corporate securities	—	—	—	—	—	—
Municipal securities	4,175	(207)	7,688	(129)	11,863	(336)
	$6,187	$(222)	$7,688	$(129)	$13,874	$(351)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Corporate securities	—	—	—	—	—	—
Municipal securities	18,783	(505)	—	—	18,783	(505)
	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1) The Company had no held to maturity investment securities with unrealized losses at June 30, 2010 and December 31, 2009.

At June 30, 2010, the total unrealized losses less than 12 months old were $222,000 and total unrealized losses more than 12 months old were $129,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $6.2 million at June 30, 2010, and $7.7 million with unrealized losses more than 12 months old.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

Credit related declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities with market value of approximately $250.5 million and $220.9 million were pledged to secure public deposits for other purposes required or permitted by law at June 30, 2010 and December 31, 2009 respectively

Management determined that any individual unrealized loss as of June 30, 2010 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) bonds, GSE collateralized mortgage obligations (“CMOs”), and GSE mortgage backed securities (“MBSs”) were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities, (“ABSs”), and Collateralized Debt Obligations, (“CDOs”) that are below investment grade.  We have the intent and ability to hold the securities in an unrealized loss position at June 30, 2010 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold the securities in an unrealized loss position at June 30, 2010 until the market value recovers or the securities mature.

Note 6.   Loans

The loans in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements and such loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	June 30, 2010	December 31, 2009	June 30, 2009
Non-covered loans:
Construction	$59,376	$48,371	$40,023
Real estate secured	1,830,387	1,783,638	1,692,344
Commercial and industrial	316,370	325,034	369,689
Consumer	18,265	16,626	17,581
Total loans	2,224,398	2,173,669	2,119,637
Unearned Income	(5,007)	(5,311)	-5,615
Gross loans, net of unearned income	2,219,391	2,168,358	2,114,022
Allowance for losses on loans	(87,412)	(61,377)	-38,758
Net loans	$2,131,979	$2,106,981	$2,075,264

Covered loans:
Construction	$—	$—	$494
Real estate secured	179,124	196,066	205,186
Commercial and industrial	56,357	62,409	79,097
Consumer	150	608	908
Total loans	235,631	259,083	285,685
Allowance for losses on loans	(4,007)	(753)	—
Net loans	$231,624	$258,330	$285,685

Total loans:
Construction	$59,376	$48,371	$40,517
Real estate secured	2,009,511	1,979,704	1,897,530
Commercial and industrial	372,727	387,443	448,786
Consumer	18,415	17,234	18,489
Total loans	2,460,029	2,432,752	2,405,322
Unearned Income	(5,007)	(5,311)	(5,615)
Gross loans, net of unearned income	2,455,022	2,427,441	2,399,707
Allowance for losses on loans	(91,419)	(62,130)	(38,758)
Net loans	$2,363,603	$2,365,311	$2,360,949

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

The following table represents the carry value of SOP 03-3 and non SOP 03-3 loans acquired from Mirae Bank at June 30, 2010:

(Dollars in Thousands)	June 30, 2010	December 31,2009

Non SOP 03-3 loans	$230,072	$248,204
SOP 03-3 loans	5,559	10,879
Total outstanding balance	235,631	259,083
Allowance related to these loans	(4,007)	(753)
Carrying amount, net of allowance	$231,624	$258,330

The following table represents the balance of SOP 03-3 acquired loans from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	June 30, 2010	December 31, 2009

Breakdown of SOP 03-3 Loans
Real Estate loans	$3,943	$6,881
Commercial loans	$1,616	$3,998

Loans acquired from the acquisition of Mirae Bank were discounted based on estimated cashflows to be received at June 26, 2009.  Discount on acquired loans totaled $54.9 million at acquisition.  In the second quarter and first half of 2010, discount accretion on acquired loans of $1.2 million was recorded as interest income as follows:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2010	June 30, 2010

Beginning balance of discount on loans	$24,729	$30,846
Discount accretion income recognized	(1,200)	(2,471)
Disposals related to charge-offs	(1,570)	(6,129)
Disposals related to loan sales	(1,377)	(1,664)
Carrying amount, net of allowance	$20,582	$20,582

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balances:
Allowance for loan losses:
Balances at beginning of period	$79,576	$34,156	$62,130	$29,437
Actual charge-offs: *
Real estate secured	12,864	176	17,237	848
Commercial and industrial	4,214	6,940	5,554	8,570
Consumer	80	356	195	457
Total charge-offs	17,158	7,472	22,986	9,875

Recoveries on loans previously charged off:
Real estate secured	13	1	24	1
Commercial and industrial	795	237	1,263	306
Consumer	64	24	98	68
Total recoveries	872	262	1,385	375

Net loan charge-offs	16,286	7,210	21,601	9,500

FDIC Indemnification	(3,140)	—	2,691	—
Provision for losses on loan and loan commitments	31,269	11,812	48,199	18,821
Balances at end of period	$91,419	$38,758	$91,419	$38,758
Allowance for loan commitments:
Balances at beginning of year	$2,585	$933	$2,515	$1,243
Provision for losses (recovery) on loan commitments	931	288	1,001	(22)
Balance at end of period	$3,516	$1,221	$3,516	$1,221

Ratios:
Net loan charge-offs to average total loans	0.69%	0.34%	0.91%	0.46%
Allowance for loan losses to total loans at end of period	3.72%	1.62%	3.72%	1.62%
Net loan charge-offs to allowance for loan losses at end of period	17.81%	18.60%	23.63%	24.51%
Net loan charge-offs to provision for losses on loans and loan commitments	50.58%	59.59%	43.90%	50.53%

*            Charge-off amount for the three months ended June 30, 2010 includes net charge-offs of covered loans amounting to $969,000, which represents gross covered loan charge-offs of $3.7 million less FDIC receivable portion of $2.7 million and charge-off amount for the six months ended June 30, 2010 includes net charge-offs of covered loans amounting to $1.0 million, which represents gross covered loan charge-offs of $7.7 million less FDIC receivable portion of $6.7 million

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2010			December 31, 2009
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$1,060	$59,376	1.79%	$411	$48,371	0.85%
Real estate secured	64,621	2,009,511	3.22%	34,458	1,979,704	1.74%
Commercial and industrial	25,594	372,727	6.87%	27,059	387,443	6.98%
Consumer	144	18,415	0.78%	202	17,234	1.17%
Total allowance	$91,419	$2,460,029	3.72%	$62,130	$2,432,752	2.55%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2010, our recorded impaired loans totaled $170.2 million, of which $120.3 million had specific reserves of $25.6 million. At December 31, 2009, our recorded impaired loans totaled $165.2 million, of which $84.2 million had specific reserves of $15.6 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands, Except per Share Data)	2010	2009	2010	2009
Numerator:
Net (loss) income available to common shareholders	$(4,570)	$12,848	$(2,158)	$14,988
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,487,994	29,413,757	29,486,011	29,413,757
Effect of dilutive securities:
Stock option dilution	—	7,490	—	7,989
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,487,994	29,421,247	29,486,011	29,421,746
Basic earnings per share	$(0.15)	$0.44	$(0.07)	$0.51
Diluted earnings per share	$(0.15)	$0.44	$(0.07)	$0.51

Note 8.   Business Segment Reporting

The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280 (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information).  The Company segregates its operations into three primary segments:  banking operations, SBA lending services, and trade finance services (“TFS”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations (“Operations”) — The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

Small Business Administration Lending Services — The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

Trade Finance Services — Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods.  A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party,  provided that certain documents are presented in strict compliance with its terms and conditions.  Simply put, a bank is pledging its credit on behalf of the customer. The Company’s TFS offers the following types of letters of credit to customers:

•      Commercial — An undertaking by the issuing bank to pay for a commercial transaction.

•      Standby — An undertaking by the issuing bank to pay for the non-performance of applicant.

•      Revocable — Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide beneficiary with a firm promise of payment).

•      Irrevocable — Letters of credit that cannot be altered or cancelled without mutual consent of all parties.

•      Sight — Letter of credit requiring payment upon presentation of conforming shipping documents.

•      Usance — Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

•      Import — Letter of credit issued to assist customers in purchasing goods from overseas.

•      Export — Letter of credit issued to assist customers selling goods from overseas.

•      Transferable — Letter of credit which allows the beneficiary to transfer their right, in part of full, to another party.

•      Non-transferable — Letter of credit which does not allows the beneficiary to transfer their right, in part of full, to another.

Our TFS services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advising and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

The following are the results of operations of the Company’s segments for the three months ended June 30, 2010 and 2009 indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$25,867	$680	$2,692	$29,239
Less provision (recovery) for loan losses	31,952	339	(91)	32,200
Non-interest income	7,790	266	1,822	9,878
Non-interest expense	14,627	471	1,034	16,132
(Loss) income before income taxes	$(12,922)	$136	$3,571	$(9,215)
Total assets	$3,186,092	$45,395	$205,607	$3,437,094

(Dollars in Thousands)	Three Months Ended June 30, 2009
Business Segments	Operations	TFS	SBA	Company
Net interest income	$18,190	$422	$2,369	$20,981
Less provision for loan losses	9,045	1,933	1,122	12,100
Non-interest income	27,080	643	867	28,590
Non-interest expense	12,841	674	561	14,076
Income (loss) before income taxes	$23,384	$(1,542)	$1,553	$23,395
Total assets	$2,889,579	$58,373	$226,159	$3,174,111

The following are the results of operations of the Company’s segments for the six months ended June 30, 2010 and 2009 indicated below:

(Dollars in Thousands)	Six Months Ended June 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$51,452	$1,234	$5,111	$57,797
Less provision (recovery) for loan losses	44,172	(532)	5,560	49,200
Non-interest income	14,542	508	2,613	17,663
Non-interest expense	28,237	907	1,678	30,822
(Loss) income before income taxes	$(6,415)	$1,367	$486	$(4,562)
Total assets	$3,186,092	$45,395	$205,607	$3,437,094

(Dollars in Thousands)	Six Months Ended June 30, 2009
Business Segments	Operations	TFS	SBA	Company
Net interest income	$35,250	$863	$4,532	$40,645
Less provision for loan losses	13,052	2,762	2,986	18,800
Non-interest income	29,854	927	1,546	32,327
Non-interest expense	24,118	946	998	26,062
Income (loss) before income taxes	$27,934	$(1,918)	$2,094	$28,110
Total assets	$2,889,579	$58,373	$226,159	$3,174,111

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

Commitments at June 30, 2010 are summarized as follows:

(Dollars in Thousands)	June 30, 2010	December 31, 2009
Commitments to extend credit	$270,758	$238,238
Standby letters of credit	9,325	13,044
Commercial letters of credit	10,935	10,236
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	14,182	11,492

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

In January 2010, FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) Input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 effective for reporting periods after December 15, 2009 did not have a material impact on the consolidated financial statements. The Company is still evaluating the impact of the remainder of ASU 2010-06 effective for fiscal years beginning after December 15, 2010.

In February 2010, FASB issued ASU 2010-09, and amendment of ASC 855 (formerly Statement No. 165, Subsequent Events).  ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 2010-09 amends ASC 855 by adding the “SEC file,” and “revised financial statements” to the ASC Master Glossary while removing the definition of “public entity” from the glossary. The amendment also exempts SEC filers from disclosing the date through which subsequent events have been evaluated and require SEC files and conduit debt obligors to evaluate subsequent events through the date the financial statements are issued.  ASU 2010-09 is effective as of the issue date for financial statements that are issued, available to be issued, or revised. The adoption of ASU 2010-09 did not have a material impact on the consolidated financial statements.

In April 2010, FASB issued ASU 2010-18 “Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset,” which is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The Company does not expect ASU 2010-18 to have a material impact on its consolidated financial statement.

In July 2010, FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to improve disclosures about the credit quality of financing receivables and the allowance for credit losses.  Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.  Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company does not expect ASU 2010-20 to have a material impact on its consolidated financial statement.

Note 11.   Tax Provision

Due to the high degree of variability in the Company’s estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.  As a result of this change, the tax rates for the quarter and six months ended June 30, 2010 have increased compared to prior periods as the Company realized large tax benefits compared to net loss.  For the quarter ended June 30, 2010, we had an income tax benefit of $5.6 million on a pretax net loss of $9.2 million, representing an effective tax rate of 60.2%, as compared with a provision for income taxes of $9.6 million on pretax net income of $23.3 million, representing an effective tax rate of 41.2% for the same quarter in 2009.  For the first half of 2010, we recorded a tax benefit of $4.2 million on a pretax net loss of $4.6 million representing an effective tax rate of 92.3% compared to a tax provision of $11.3 million on pretax income of $28.1 which resulting in effective tax rate of 40.2% for the same period in 2009.

Note 12.   Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued. As of the issue date of this report, the Company did not have any subsequent events to report.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the six months ended June 30, 2010 and June 30, 2009, financial condition as of June 30, 2010 and December 31, 2009, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•      We are subject to significant government regulation and legislation that increase the cost of doing business and inhibits our ability to compete, including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Selected Financial Data

The following table presents selected historical financial information for the three months ended June 30, 2010, December 31, 2009, and June 30, 2009. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data) (unaudited)	2010	2009	2010	2009
Net (loss) income available to common shareholders	$(4,570)	$12,848	$(2,158)	$14,988
Net (loss) income per common share, basic	(0.15)	0.44	(0.07)	0.51
Net (loss) income per common share, diluted	(0.15)	0.44	(0.07)	0.51
Net interest income before provision for loan losses and loan commitments	29,239	20,981	57,797	40,645

Average balances:
Assets	3,475,151	2,691,465	3,446,551	2,608,802
Cash and cash equivalents	268,062	198,478	242,283	152,205
Investment securities	647,782	324,302	656,526	305,532
Net loans	2,367,860	2,060,306	2,367,714	2,045,532
Total deposits	2,939,513	2,001,031	2,913,161	1,917,220
Shareholders’ equity	275,452	262,437	274,378	260,764
Performance Ratios:
Annualized return on average assets	-0.42%	2.04%	-0.02%	1.29%
Annualized return on average equity	-5.32%	20.95%	-0.25%	12.89%
Net interest margin	3.71%	3.36%	3.68%	3.36%
Efficiency ratio	41.24%	28.40%	40.85%	35.72%
Capital Ratios:
Tier 1 capital to adjusted total assets	9.51%	12.30%
Tier 1 capital to risk-weighted assets	13.72%	13.26%
Total capital to risk-weighted assets	15.17%	14.75%

	June 30, 2010	December 31, 2009	June 30, 2009
Year to date balances as of:
Total assets	$3,437,094	$3,435,997	$3,174,111
Investment securities	506,477	651,427	427,838
Total loans, net of unearned income and allowance for loan losses	2,363,603	2,427,441	2,399,707
Total deposits	2,901,469	2,828,215	2,451,603
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	118,000	232,000	331,000
Total common equity	207,249	206,205	269,158

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	0.69%	0.74%	0.34%
Non-performing loans to gross loans	3.38%	2.92%	3.74%
Non-performing assets to total loans and other real estate owned	3.64%	3.07%	3.98%
Allowance for loan losses to total loans	3.72%	2.56%	1.62%
Allowance for loan losses to non-performing loans	109.99%	87.78%	43.15%

Executive Overview

We operate a community bank engaged in the commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices has been expanded geographically. Pursuant to the acquisition on June 26, 2009, five commercial banking branches, formerly operated by Mirae and located within southern California, were integrated into our branch network, although four of the branches were eventually closed due to their proximity to our existing branches. In the first quarter of 2010, an additional branch in Van Nuys, California was opened.  We also have six loan production offices in Aurora, Colorado; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Annandale, Virginia and Fort Lee, New Jersey.

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

Our significant accounting policies are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are essential to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. There has been no material modification to these policies during the quarter ended June 30, 2010.

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

Net interest income before provision for losses on loans and loan commitments increased by $8.2 million or 39.4%, to $29.2 million in the second quarter of 2010, compared to $21.0 million in the second quarter of 2009.  Net interest margin of 3.71% in the second quarter of 2010 was increased by 38 basis points from net interest margin of 3.36% in the previous year largely due to a decrease of 1.1% in total cost of deposits during the same period. The increase in net interest income was a result of an increase in net interest income in addition to a decrease in interest expense.

Interest income increased by $5.9 million, or 16.8%, to $41.1 million in second quarter of 2010 compared to $35.2 million in the second quarter of 2009.  The increase in interest income was primarily due to higher average balances in our loan portfolio and in our U.S. government agency securities portfolio, and the accretion of discounted loans. Average loan balances increased by $307.5 million to $2.4 billion in the second quarter of 2010, compared to $2.1 billion in the second quarter of 2009.  This increase was primarily due to loans acquired as a result of the acquisition of Mirae Bank on June 26, 2009.  The average balances of investment securities not including fed funds sold increased from $324.3 million to $647.8 million from the second quarter of 2009 to 2010.  Due to the lower rate environment coupled with a decrease in investment spreads to treasuries bonds, the overall tax equivalent yield on investments decreased from 3.94% at the quarter ending June 30, 2009 to 3.08% at June 30, 2010.

Interest expense decreased by $2.3 million, or 16.4%, to $11.9 million in the second quarter of 2010 compared to $14.2 million in the second quarter of 2009, although average balances of our interest bearing liabilities increased by $621.9 million to $2.7 billion in the second quarter of 2010 from $2.1 billion at the second quarter of 2009.  The increase in interest bearing liabilities is attributable to an increase in deposits amounting to $804.5 million from the second quarter of 2009 to 2010, while the Federal Home Loan Bank (“FHLB”) and other borrowings decreased by $182.6 million during the same period.  Total cost of interest bearing liabilities decreased from 2.69% at the end of the second quarter 2009 to 1.73% at the end of the second quarter of 2010, a decrease of 96 basis points.  The decrease resulted from an improved deposits mix as core deposits to total deposits increased, and interest rate reductions on interest bearing deposits.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin for the quarter ended June 30, 2010:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,367,860	$36,079	6.09%	$2,060,306	$31,234	6.06%
Securities of government sponsored enterprises	603,539	4,287	2.84%	287,719	2,811	3.91%
Other investment securities (2)	44,243	469	6.38%	36,583	383	5.96%
Federal funds sold	158,584	294	0.74%	133,139	777	2.34%
Total interest-earning assets	3,174,226	41,129	5.21%	2,517,747	35,205	5.62%
Total non-interest-earning assets	300,925			173,718
Total assets	$3,475,151			$2,691,465

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$972,096	$3,542	1.46%	$436,066	$2,774	2.54%
Super NOW deposits	22,019	26	0.47%	19,142	46	0.95%
Savings deposits	75,677	617	3.26%	48,511	444	3.66%
Time deposits of $100,000 or more	751,094	2,762	1.47%	994,514	6,751	2.72%
Other time deposits	702,866	3,529	2.01%	210,020	1,761	3.35%
FHLB advances and other borrowings	138,805	750	2.16%	321,434	1,622	2.02%
Junior subordinated debenture	87,321	664	3.04%	87,321	826	3.78%
Total interest-bearing liabilities	2,749,878	11,890	1.73%	2,117,008	14,224	2.69%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	415,761			292,778
Other liabilities	34,060			19,242
Total non-interest-bearing liabilities	449,821			312,020
Shareholders’ equity	275,452			262,437
Total liabilities and shareholders’ equity	$3,475,151			$2,691,465
Net interest income		$29,239			$20,981
Net interest spread (3)			3.48%			2.93%
Net interest margin (4)			3.71%			3.36%

(1)   Net loan fees are included in the calculation of interest income. Net loan fees were approximately $687,000 and $523,000 for the quarters ended June 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)   Represents tax equivalent yields, non-tax equivalent yields for 2010 and 2009 were 4.24% and 4.19%, respectively.

(3)   Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)   Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin for the six months ended June 30, 2010:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,363,714	$71,383	6.04%	$2,045,532	$61,428	6.01%
Securities of government sponsored enterprises	611,920	9,431	3.08%	274,746	5,478	3.99%
Other investment securities (2)	44,606	940	6.35%	30,786	658	5.96%
Federal funds sold	144,851	676	0.93%	89,631	1,066	2.38%
Total interest-earning assets	3,165,091	82,430	5.21%	2,440,695	68,630	5.65%
Total non-interest-earning assets	281,460			168,107
Total assets	$3,446,551			$2,608,802

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$964,110	$7,565	1.57%	$399,602	$5,106	2.56%
Super NOW deposits	22,249	55	0.49%	19,348	91	0.94%
Savings deposits	74,869	1,203	3.21%	45,890	837	3.65%
Time deposits of $100,000 or more	759,933	5,809	1.53%	964,175	13,420	2.78%
Other time deposits	689,396	7,018	2.04%	203,401	3,504	3.45%
FHLB advances and other borrowings	143,377	1,670	2.33%	324,373	3,280	2.02%
Junior subordinated debenture	87,321	1,313	3.01%	87,321	1,747	4.00%
Total interest-bearing liabilities	2,741,255	24,633	1.80%	2,044,110	27,985	2.74%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	402,604			284,804
Other liabilities	48,314			19,124
Total non-interest-bearing liabilities	450,918			303,928
Shareholders’ equity	274,378			260,764
Total liabilities and shareholders’ equity	$3,446,551			$2,608,802
Net interest income		$57,797			$40,645
Net interest spread (3)			3.41%			2.91%
Net interest margin (4)			3.68%			3.36%

(1)   Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.5 million and $1.1 million for the six months ended June 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)   Represents tax equivalent yields, non-tax equivalent yields for 2010 and 2009 were 4.17% and 4.27%, respectively.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended June 30, 2010 vs. 2009 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2010 vs. 2009 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$4,685	$160	$4,845	$9,712	$243	$9,955
Securities of government sponsored enterprises	2,431	(926)	1,505	5,475	(1,469)	4,006
Other Investment securities	13	44	57	246	(17)	229
Federal funds sold	126	(609)	(483)	456	(846)	(390)
Total interest income	7,255	(1,331)	5,924	15,889	(2,089)	13,800

Interest expense:
Money market deposits	2,329	(1,561)	768	5,027	(2,568)	2,459
Super NOW deposits	6	(26)	(20)	12	(48)	(36)
Savings deposits	226	(53)	173	476	(110)	366
Time deposit of $100,000 or more	(1,389)	(2,600)	(3,989)	(2,433)	(5,178)	(7,611)
Other time deposits	2,717	(949)	1,768	5,448	(1,934)	3,514
FHLB advances and other borrowings	(980)	108	(872)	(2,049)	439	(1,610)
Junior subordinated debenture	—	(162)	(162)	—	(434)	(434)
Total interest expense	2,909	(5,243)	(2,334)	6,481	(9,833)	(3,352)
Change in net interest income	$4,346	$3,912	$8,258	$9,408	$7,744	$17,152

(1) Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $687,000 and $523,000 for the quarters ended June 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

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

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit quality in our loan portfolio throughout 2009 and 2010 because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $32.2 million in the second quarter of 2010, as compared with a provision of $12.1 million for the prior year’s same quarter.  The increase in our provision for losses on loans and loan commitments was primarily to keep pace with an increase of non-performing loans (see “Financial Condition — Non-performing Assets” below for further discussion), in addition to the sale of non-performing and delinquent loans in the second quarter of 2010 amounting to $48.0 million. A $13.4 million portion of the provision for loan losses was attributable to the aforementioned sale of non-performing and delinquent loans of which $6.1 million was a result of increases in the general valuation allowance (“GVA”) due to losses incurred from the sale, and $7.3 million was due to an increase in specific valuation allowance (“SVA”). The $32.2 million provision in the second quarter of 2010 includes charge-offs of $17.2 million. Our procedures for monitoring the adequacy of our allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below.

Losses on Mirae loans purchased from the FDIC are partially reimbursable as stated in our loss-sharing agreements with the FDIC. For the quarter and six months ending, June 30, 2010, the Company had a FDIC indemnification of $-3.1 million and $2.7 million, respectively, included in our allowance for loan losses calculation.

Non-interest Income

Total non-interest income was $9.9 million in the second quarter of 2010, as compared with $28.6 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.28% for the second quarter of 2010 and 1.06% for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, non-interest income was $17.7 million or 0.51% of average assets and $32.3 million or 1.24% of average assets, respectively. The quarter to date and year to date decrease in non-interest income was primarily due to the $21.7 million gain from the acquisition of Mirae Bank in the second quarter of 2009.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Gain on sale of securities	$3,658	37.0%	$1,575	15.5%
Service charges on deposit accounts	3,215	32.6%	3,125	10.9%
Gain on sale of loans	1,444	14.6%	307	1.1%
Loan-related servicing fees	810	8.2%	780	2.7%
Income from other earning assets	203	2.1%	197	0.7%
Gain from acquisition of Mirae Bank	—	0.0%	21,679	75.8%
Other income	548	5.5%	927	3.3%
Total	$9,878	100.0%	$28,590	100.0%
Average assets	$3,475,151		$2,691,465
Non-interest income as a % of average assets		0.28%		1.06%

	For the Six Months Ended June 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Gain on sale of securities	$6,142	34.8%	$1,588	4.9%
Service charges on deposit accounts	6,439	36.4%	6,024	18.6%
Gain (loss) on sale of loans	1,480	8.4%	(524)	-1.6%
Loan-related servicing fees	1,849	10.5%	1,744	5.4%
Income from other earning assets	407	2.3%	392	1.2%
Gain from acquisition of Mirae Bank	—	0.0%	21,679	67.1%
Other income	1,346	7.6%	1,424	4.4%
Total	$17,663	100.0%	$32,327	100.0%
Average assets	$3,446,551		$2,608,802
Non-interest income as a % of average assets		0.51%		1.24%

Our largest source of non-interest income in the second quarter of 2010 was gain on sale of securities at $3.7 million, which represented approximately 37% of our total non-interest income, compared to $1.6 at the second quarter of 2009.  In the first six months of 2010, gain on sale of securities was $6.1 million, or 34.8% of total non-interest income, an increase from $1.6 million at the end of the first half of 2009. Market value of securities has continued to increase as we experienced decreased volatility in securities markets, changes in the yield curve, and contraction of interest rates spreads on securities owned by the Bank.  We were able to realize the appreciation in market values of our securities while at the same time shortening our overall duration on our investment portfolio.

Our second largest source of non-interest income in the second quarter of 2010 was service charges on deposit accounts, which represented about 32.6% of our total non-interest income. Service charge income increased to $3.2 million in the second quarter of 2010, as compared with $3.1 million for the prior year’s same period. Year to date service charges on deposits accounts increased to $6.4 million or 36.5% of non-interest income at June 30, 2010, from $6.0 million at June 30, 2010. The increase in service charge income was primarily due to increased non sufficient fund and analysis charges as well as an increase in deposits accounts.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Gain on sale of loans at the end of the second quarter and first half of 2010 was $1.4 million, or 14.6%, of non-interest income and $1.5 million, or 8.4%, of non-interest income, respectively. Both second quarter and first half gain on sales of loans increased from prior year balances of $307,000 and -$524,000, respectively.  Of the total gain on sale of loans for the second quarter and first half of 2010, $1.3 million was attributable to gains on sale of SBA loans.

Loan related servicing fees accounted for $810,000 or 8.2% of total non-interest income for the second quarter of 2010 and $1.8 million or 10.5% of non-interest income for the six months ended balances at June 30, 2010.  These figures increased slightly from balances for the quarter and six months ending balances at June 30, 2009 which were $780,000, and $1.7 million, respectively. This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, related fee income has continued to increase.

Income on other earning assets represents dividend income from FHLB stock ownership and increases in the cash surrender value of bank owned life insurance (“BOLI”).  Income on other earning assets was $203,000, or 2.1% of total non-interest income for the quarter ending June 30, 2010, a $6,000 increase for the same period of the prior year.  Income on other earning assets for the six months ending at June 30, 2010 was $407,000 or 2.3% of total non-interest income, compared to $392,000 for the six months ending on June 30, 2009.

Other non-interest income represents income from miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and excess of insurance proceeds over carrying value of an insured loss.  For the second quarter of 2010, this miscellaneous income amounted to $548,000, as compared with $927,000 in the prior year’s same period, and $1.3 million at for the first half of 2010 compared to $1.4 million for the first half of 2009.  Other non-interest expense as a percentage of total non-interest income was 5.5% and 3.2% for the quarters ending June 30, 2010 and June 30, 2009, respectively and 7.6% and 4.4% for the six months ending June 30, 2010 and June 30, 2009.

Non-interest Expense

Total non-interest expense increased to $16.1 million at the second quarter of 2010 from $14.1 million at the same period in 2009. Non-interest expenses as a percentage of average assets decreased to 0.46%, from 0.52% at the second quarter of 2010 and 2009, respectively. For the first half of 2010 and 2009, non-interest expense increased to $30.8 million from $26.1 million. Non-interest expenses as a percentage of average assets decreased to 0.89%, from 1.00 % at the first half of 2010 and 2009, respectively. Our efficiency ratio was 41.24% at the end of the second quarter of 2010, compared with 28.40% at the same period a year ago. Year to date efficiency ratio was increased from 35.72% at June 30, 2009 to 40.85% at June 30, 2010.  The increase in efficiency ratios from 2009 to 2010 was due to the one-time gain attributable to the acquisition of Mirae Bank in the second quarter of 2009.

The following tables set forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses

(Dollars in Thousands)

	For the Three Months Ended June 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,284	45.2%	$5,988	42.5%
Occupancy and equipment	1,946	12.1%	1,682	11.9%
Deposit insurance premiums	1,113	6.9%	2,178	15.5%
Professional fees	1,395	8.6%	575	4.1%
Data processing	690	4.3%	845	6.0%
Advertising and promotional	358	2.2%	360	2.6%
Outsourced service for customer	265	1.6%	210	1.5%
Office supplies	268	1.7%	173	1.2%
Directors’ fees	147	0.9%	98	0.7%
Communications	119	0.7%	107	0.8%
Investor relation expenses	97	0.6%	74	0.5%
Amortization of other intangible assets	92	0.6%	74	0.5%
Other operating	2,358	14.6%	1,712	12.2%
Total	$16,132	100.0%	$14,076	100.0%
Average assets	$3,475,151		$2,691,465
Non-interest expense as a % of average assets		0.46%		0.52%

	For the Six Months Ended June 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,399	46.7%	$12,195	46.8%
Occupancy and equipment	4,127	13.4%	3,358	12.9%
Deposit insurance premiums	2,189	7.1%	2,789	10.7%
Professional fees	2,387	7.7%	917	3.5%
Data processing	1,327	4.3%	1,672	6.4%
Advertising and promotional	708	2.3%	593	2.3%
Outsourced service for customer	525	1.7%	478	1.8%
Office supplies	505	1.6%	333	1.3%
Directors’ fees	275	0.9%	191	0.7%
Communications	230	0.7%	210	0.8%
Investor relation expenses	201	0.7%	126	0.5%
Amortization of other intangible assets	184	0.6%	148	0.6%
Other operating	3,765	12.2%	3,052	11.7%
Total	$30,822	100.0%	$26,062	100.0%
Average assets	$3,446,551		$2,608,802
Non-interest expense as a % of average assets		0.89%		1.00%

Salaries and employee benefits historically represent approximately half of our total non-interest expense and generally increases as our branch networks and business volumes expand.  These expenses were $7.3 million for the quarter ending June 30, 2010 compared with $6.0 million for the prior year’s same period. For the first six months of 2010, salaries and benefits were $14.4 million compared to $12.2 million in the first six months of 2009. The number of full-time equivalent employees decreased from 421 as of June 30, 2009 to 416 as of June 30, 2010. The increase in salaries and employee benefits were largely due to wage increases in addition to increases in medical premiums and payroll taxes. Our asset growth helped us improve our assets per employee ratio to $8.3 million at June 30, 2010 from $7.5 million at June 30, 2009.

Occupancy and equipment expenses represent about 12% of our total non-interest expenses for the quarter ending June 30, 2009 and 2010 and 13% for six months ending June 30, 2009 and 2010. These expenses increased to $1.9 million in the second quarter of 2010 compared with $1.7 million and for the same period a year ago. On a year to date basis, occupancy expenses increased from $3.4 million at June 30, 2009 to $4.1 million at June 30, 2010.  The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months with the addition of our Forth Worth, Olympic, and Van Nuys branches, which all opened in 2010.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the second quarter of 2010, these expenses totaled $1.1 million or 6.9% of total non-interest expense, compared with $2.2 million or 15.5% of total non-interest expenses for the prior year’s same periods. Deposit insurance premiums for the six months ending June 30, 2010 were $2.2 million or 7.1% of total non-interest expense, compared to $2.8 million, or 10.7%, of total non-interest expense for the same period last year. In the second quarter of 2009 the FDIC imposed a one-time special assessment of $1.5 million which was primarily the reason for the higher assessment expense for the first half of 2009 compared to the first half of 2010.

Professional fees generally increase as we grow. Such fees increased to $1.4 million in the second quarter of 2010 and $2.4 million for the first six months of 2010, compared to $575,000 and $917,000 for the same period of the prior year, respectively. These expenses represented 8.6% and 7.7% for the second quarter and first half of 2010, respectively, and 4.1% and 3.5% for the second quarter and first half of 2009.  This increase was primarily due to increased legal fees resulting from collection of non-performing loans and OREO foreclosures.

Data processing expenses decreased to $690,000 in the second quarter of 2010 from $845,000 for the same period a year ago.  In the first six months of 2010, data process expense accounted for $1.3 million or 4.3% of total non-interest expense compared to $1.7 million or 6.4% of total non-interest expense for the same period in 2009. Total data processing expenses decreased as fees have gone down slightly since June 30, 2009.

Advertising and promotional expenses decreased by $2,000 to $358,000 at the second quarter of 2010 compared to the same period in 2009 but increased to $708,000 for the first half of 2010 from $593,000 for the six months ending June 30, 2009. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The increase in the year to date figure in 2010 was primarily attributable to our increased advertising spending to promote a branch addition in Van Nuys, as well as a new marketing campaign that began in the first quarter of 2010.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from those customer’s deposit accounts.  These expenses increased slightly to $265,000 in the second quarter of 2010, as compared with $210,000 for the prior year’s same period. The same expenses were $525,000 for the first six months of 2010 compared with $478,000 for the first six months of 2009.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets and other operating expenses were $3.1 million for the second quarter of 2010 compared with $2.2 million for the same periods a year ago. For the first six months of 2010, other non-interest expenses were $5.2 million compared to $4.1 million for the first six months of 2009. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter and six months ended June 30, 2010, we had an income tax benefit of $5.6 million on a pretax net loss of $9.2 million, representing an effective tax rate of 60.2%, as compared with a provision for income taxes of $9.6 million on pretax net income of $23.4 million, representing an effective tax rate of 41.2% for the same quarter in 2009.  For the first half of 2010, we recorded an income tax benefit of $4.2 million on a pretax net loss of $4.6 million representing an effective tax rate of 92.3% compared to a tax provision of $11.3 million on pretax net income of $28.1 million which resulted in an effective tax rate of 40.2% for the same period in 2009.

Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.  The effective tax rate for the three and six months ending June 30, 2010 were higher than the tax rate for June 30, 2009 due mostly to large permanent differences pertaining to low income tax housing credits, enterprise zone net interest deductions, and enterprise hiring credit compared to the net loss amounts. The change in tax provision calculation method increased the recognition of tax benefits over a shorter period of time, increasing the overall effective tax rate for the second quarter and first half of 2010.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of June 30, 2010, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 91.2% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBSs, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, an 8.4% investment in municipal debt securities and 0.4% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 8.1%, or $40.9 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 0.4%, or $2.2 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 0.3%, or $1.4 million, is unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of June 30, 2010.

We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10 (SFAS No. 115). Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there was no such other-than-temporary-impairment in 2009. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $506.4 million as of June 30, 2010.

The fair value of investments is accounted for in accordance with ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.   The third party provides market values derived using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received is tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under Financial Accounting Standards Board (“FASB”) ASC 325, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$96	$102	$6	$109	$109	$—
Total investment securities held to maturity	$96	$102	$6	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$174,738	$175,955	$1,217	$156,879	$155,382	$(1,497)
Mortgage backed securities	41,491	43,298	1,807	131,617	131,711	94
Collateralized mortgage obligations	239,138	242,630	3,492	318,531	319,554	1,023
Corporate securities	2,000	2,019	19	2,000	2,017	17
Municipal securities	41,624	42,479	855	42,068	42,654	586
Total investment securities available for sale	$498,991	$506,381	$7,390	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at June 30, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$102	$—	$—	$102
Total investment securities held to maturity	$—	$102	$—	$—	$102

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$175,955	$—	$175,955
Mortgage backed securities	7,138	63	3,897	32,200	43,298
Collateralized mortgage obligations	6,100	236,530	—	—	242,630
Corporate securities	—	2,019	—	—	2,019
Municipal securities	—	732	5,863	35,884	42,479
Total investment securities available for sale	$13,328	$239,344	$185,715	$68,084	$506,381

Holdings of investment securities decreased to $506.5 million at June 30, 2010, as compared with holdings of $651.4 million at December 31, 2009.  Total investment securities as a percentage of total assets was 14.74% and 19.0% at June 30, 2010 and December 31, 2009, respectively.  Securities with market value of approximately $250.5 million and $220.9 million were pledged to secure public deposits for other purposes required or permitted by law at June 30, 2010 and December 31, 2009 respectively.

As of June 30, 2010, our investment securities classified as held-to-maturity, which are carried at their amortized cost, stayed relatively unchanged on a dollar basis at $96,000 as compared with $109,000 as of December 31, 2009. Our investment securities classified as available-for-sale, which are stated at their fair market values, decreased to $506.4 million at June 30, 2010 from $651.3 million at December 31, 2009.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

As of June 30, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	2,011	(15)	—	—	2,011	(15)
Corporate securities	—	—	—	—	—	—
Municipal securities	4,175	(207)	7,688	(129)	11,863	(336)
	$6,186	$(222)	$7,688	$(129)	$13,874	$(351)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Corporate securities	—	—	—	—	—	—
Municipal securities	18,783	(505)	—	—	18,783	(505)
	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1) There were no held-to-maturity securities with losses as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, the total unrealized losses less than 12 months old were $222,000 and total unrealized losses more than 12 months old were $129,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $6.2 million and $7.7 million with unrealized losses more than 12 months old at June 30, 2010.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB, ASC 320-10-65-1 and ASC 958-320 Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating an other-than-temporary impairment (“OTTI”), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have an unrealized loss position before recovery. The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, and junior subordinated debenture are easily accessible.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position. The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads and not by default risk.

As of June 30, 2010, the net unrealized gain in the investment portfolio was $7.4 million compared to $223,000 in net unrealized gains as of December 31, 2009. The increase in unrealized gains can be attributed to recently improved market stability, which has led to a decrease in treasuries interest rate spreads, and an increase in treasury rates.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans decreased to $2.36 billion at June 30, 2010, as compared with $2.37 billion at December 31, 2009. Total loans net of unearned income and allowance for loan losses as a percentage of total assets remained unchanged at 68.8% both as of at June 30, 2010 and December 31, 2009.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	June 30, 2010	December 31, 2009
Construction	$59,376	$48,371
Real estate secured	2,009,511	1,979,704
Commercial and industrial	372,727	387,443
Consumer	18,415	17,234
Total loans(1)	2,460,029	2,432,752
Unearned Income	(5,007)	(5,311)
Gross loans, net of unearned income	2,455,022	2,427,441
Allowance for losses on loans	(91,419)	(62,130)
Net loans	$2,363,603	$2,365,311

Percentage breakdown of gross loans:
Construction	2.4%	2.0%
Real estate secured	81.7%	81.4%
Commercial and industrial	15.1%	15.9%
Consumer	0.8%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $17.0 million and $36.2 million at June 30, 2010 and December 31, 2009, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon. The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate remained unchanged at $2.0 billion both June 30, 2010 and December 31, 2009. Real estate secured loans as a percentage of total loans were 81.7% and 81.4% at June 30, 2010 and December 31, 2009, respectively. Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $48.6 million at June 30, 2010 and $41.3 million at December 31, 2009.

Commercial and industrial loans include revolving lines of credit as well as term business loans. Commercial and industrial loans at June 30, 2010 decreased to $372.7 million, as compared with $387.4 million at December 31, 2009. Commercial and industrial loans as a percentage of total loans were 15.1% at June 30, 2010, decreasing from 15.9% at December 31, 2009.

Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. Because we believe that consumer loans present a higher risk compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007. Accordingly, as of June 30, 2010, our volume of consumer loans increased by $1.2 million from the prior year end. As of June 30, 2010, the balance of consumer loans was $18.4 million, or 0.8% of total loans, as compared to $17.2 million, or 0.7% of total loans as of December 31, 2009.

Construction loans represented less than 5% of our total loan portfolio as of June 30, 2010. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making construction related loans. However, construction loans increased to $59.4 million, or 2.4% of total loans, at the end of the second quarter of 2010, as compared with $48.4 million, or 2.0% of total loans at December 31, 2009.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2010. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	June 30, 2010
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$59,376	$—	$—	$59,376
Real estate secured	1,194,746	795,454	19,311	2,009,511
Commercial and industrial	364,137	8,590	—	372,727
Consumer	17,115	1,300	—	18,415
Gross loans	$1,635,374	$805,344	$19,311	$2,460,029

Loans with variable interest rates	$1,316,452	$—	$—	$1,316,453
Loans with fixed interest rates	$318,922	$805,344	$19,311	$1,143,576

A majority of the properties that are collateralized against our loans are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

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

The following is a summary of total non-performing loans and OREO on the dates indicated:

Non-performing Assets and Restructured Loans
(Dollars in Thousands)

	June 30, 2010	December 31, 2009	June 30, 2009
Total Nonaccrual loans: (1)
Real estate secured	$78,432	$63,572	$36,611
Commercial and industrial	4,650	5,805	14,887
Consumer	34	70	205
Total	83,116	69,447	51,703
Loans 90 days or more past due and still accruing:
Real estate secured	1	1,317	111
Commercial and industrial	—	—	1
Consumer	—	19	16
Total	1	1,336	128

Total non-performing loans	83,117	70,783	51,831

Repossessed vehicles	—	—	—
Other real estate owned	6,540	3,797	5,956
Total non-performing assets, net of SBA guarantee	89,657	74,580	57,787

Performing troubled debt restructurings	53,097	64,612	37,986

Non-performing loans as a percentage of total loans	3.39%	2.92%	2.16%

(1) During the periods ended June 30, 2010 and December 31, 2009, and June 30, 2009 no interest income related to these loans was included in interest income.

The following is a summary of covered non-performing loans and OREO on the dates indicated:

Non-performing Covered Loans and Covered OREO

(Dollars in Thousands)

	June 30, 2010	December 31, 2009	June 30, 2009
Covered Nonaccrual loans: (1)
Real estate secured	$17,232	$15,555	$4,458
Commercial and industrial	1,599	2,773	12,098
Consumer	—	—	115
Total	18,831	18,328	16,671
Loans 90 days or more past due and still accruing:
Real estate secured	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Total	—	—	—
Total non-performing loans	18,831	18,328	16,671
Repossessed vehicles	—	—	—
Other real estate owned	2,194	500	500
Total covered non-performing assets	$21,025	$18,828	$17,171

Covered performing troubled debt restructurings	3,006	9,175	16,641

Covered non-performing loans as a percentage of total covered loans	7.99%	7.07%	5.83%

(1) During the periods ended June 30, 2010, December 31, 2009, and June 30, 2009 no interest income related to these loans was included in interest income.

The following table provides information with respect to the components of our non-performing (non-covered) assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross non-performing assets):

Non-performing Non-covered Assets and Restructured Loans
(Dollars in Thousands)

	June 30, 2010	December 31, 2009	June 30, 2009
Non-covered Nonaccrual loans: (1)
Real estate secured	$61,200	$48,017	$32,153
Commercial and industrial	3,051	3,032	2,789
Consumer	34	70	90
Total	64,285	51,119	35,032
Loans 90 days or more past due and still accruing:
Real estate secured	1	1,317	111
Commercial and industrial	—	—	1
Consumer	—	19	16
Total	1	1,336	128

Total non-performing loans	64,286	52,455	35,160

Repossessed vehicles	—	—	—
Other real estate owned	4,346	3,297	5,456
Total non-covered non-performing assets, net of SBA guarantee	68,632	55,752	40,616

Guaranteed portion of non-performing SBA loans	12,553	13,421	9,176
Total gross non-covered non-performing assets	$81,185	$69,173	$49,792

Non-covered performing troubled debt restructurings	50,091	55,437	21,345

Non-covered non-performing loans as a percentage of total non-covered loans	2.90%	2.42%	1.66%

(1) During the periods ended June 30, 2010 and December 31, 2009, and June 30, 2009 no interest income related to these loans was included in interest income.

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

As a result of the challenging economic conditions in the last few years, credit quality has continued to deteriorate in the past year. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macroeconomic environment affected our borrowers’ strength and our total NPLs, net of SBA guaranteed portion, increased to $83.1 million, or 3.39% of total loans at the end of the second quarter of 2010, compared to $70.8 million, or 2.92% of total loans for the six months ended June 30, 2009. The $12.3 million increase of NPLs from December 31, 2009 to June 30, 2010 was due to a $13.6 million increase in non-accrual loans, offset by a $1.3 million decrease in loans 90 days or more past due and still accruing. Non-performing loans were also decreased in the second quarter of 2010 as a result of loan sale transactions in which both non-performing and delinquent loans totaling $48.0 million were sold.

No interest income related to non-accrual loans was included in net income for the quarter and six months ending June 30, 2010. Additional interest income of approximately $602,000 and $2.6 million would have been recorded during the quarter and six months ending June 30, 2010, respectively, if these loans had been paid in accordance with their original terms and had been outstanding or, if not outstanding throughout the period, since origination.

Management also believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of June 30, 2010. See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

Total charge-offs for the three months ending June 30, 2010 were $17.2 million compared with $7.5 million for the same period in 2009. Charge-offs for the six months ending June 30, 2010 were $23.0 million, an increase from $9.9 million in charge-offs for the same period in 2009. For the first six months real estate loan charge-offs increased from $848,000 at June 30, 2009 to $17.2 million at June 30, 2010 while commercial loan charge-offs decreased from $8.6 million to $5.6 million during the same period. Charge-offs of consumer loans decreased from $457,000 at June 30, 2009 to $195,000 at June 30, 2010.

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

We increased our allowance for losses on loans to $91.4 million at June 30, 2010, representing an increase of 47.1%, or $29.3 million from $62.1 million at December 31, 2009. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total gross loans to 3.72% at June 30, 2010, as compared with the 2.56% at the year end of 2009. Our total general reserve stands at $51.6 million and represents 2.1% of total gross loans at the end of June 30, 2010. Although management believes our allowance at June 30, 2010 was adequate to absorb losses from any known and inherent risks in the portfolio at that time, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Our allowance for losses on off-balance sheet items increased to $3.5 million at June 30, 2010, as compared to $2.5 million at December 31, 2009, an increase of $1.0 million.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for loan losses:
Balances at beginning of period	$79,576	$34,156	$62,130	$29,437

Actual charge-offs: *
Real estate secured	12,864	176	17,237	848
Commercial and industrial	4,214	6,940	5,554	8,570
Consumer	80	356	195	457
Total charge-offs	17,158	7,472	22,986	9,875

Recoveries on loans previously charged off:
Real estate secured	13	1	24	1
Commercial and industrial	795	237	1,263	306
Consumer	64	24	98	68
Total recoveries	872	262	1,385	375

Net loan charge-offs	16,286	7,210	21,601	9,500

FDIC Indemnification	(3,140)	—	2,691	—
Provision for losses on loan and loan commitments	31,269	11,812	48,199	18,821
Balances at end of year	$91,419	$38,758	$91,419	$38,758
Allowance for loan commitments:
Balances at beginning of period	$2,585	$933	$2,515	$1,243
Provision (credit) for losses on loan commitments	931	288	1,001	(22)
Balance at end of period	$3,516	$1,221	$3,516	$1,221

Ratios:
Net loan charge-offs to average total loans	0.69%	0.34%	0.91%	0.46%
Allowance for loan losses to total loans at end of period	3.72%	1.62%	3.72%	1.62%
Net loan charge-offs to allowance for loan losses at end of period	17.81%	18.60%	23.63%	24.51%
Net loan charge-offs to provision for losses on loans and loan commitments	50.58%	59.59%	43.90%	50.53%

*     Charge-off amount for the three months ended June 30, 2010 includes net charge-offs of covered loans amounting to $969,000, which represents gross covered loan charge-offs of $3.7 million less FDIC receivable portion of $2.7 million and charge-off amount for the six months ended June 30, 2010 includes net charge-offs of covered loans amounting to $1.0 million, which represents gross covered loan charge-offs of $7.7 million less FDIC receivable portion of $6.7 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2010:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB advances	$50,569	$70,792	$—	$—	$—	$121,361
Junior subordinated debentures	983	10,831	—	77,321	—	89,135
Operating leases	3,496	6,077	5,218	5,606	—	20,397
Unrecognized tax benefit	—	—	—	—	398	398
Time deposits	1,418,343	63,568	22	61	—	1,481,994
Total	$11,473,391	$151,268	$5,240	$82,988	$398	$1,713,285

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of June 30, 2010 and December 31, 2009, we had commitments to extend credit of $270.8 million and $238.2 million, respectively.  Obligations under standby letters of credit were $9.3 million and $13.0 million at June 30, 2010 and December 31, 2009, respectively, and our obligations under commercial letters of credit were $10.9 million and $10.2 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit investments were $14.2 million at the end of the second quarter of 2010 compared to $11.5 million at the end of the fourth quarter of 2009.

In the normal course of business, we are involved in various legal claims. We have reviewed with counsel all legal claims against us and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds.  Total deposits increased to $2.90 billion at June 30, 2010, compared with $2.83 billion at December 31, 2009.

Total non-time deposits at June 30, 2010 increased to $1.44 billion in the first six months of 2010, from $1.39 billion at December 31, 2009, while time deposits increased to $1.46 billion at June 30, 2010 from $1.44 billion at December 31, 2009.

The increase in deposits was primarily attributable to our continued marketing campaign aimed at raising core deposits. Other time deposits or time deposits under $100,000 increased to $712.7 million at June 30, 2010 compared to $643.7 million at December 31, 2009.

The average rate that we paid on time deposits in denominations of $100,000 or more for the second quarter of 2010 decreased to 1.47% from 2.72% in the same period of the prior year. In order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, in an effort to maximize our net interest margin and profitability.  Total cost of deposits also decreased from 2.35% for the quarter ending June 30, 2009 to 1.43% for the quarter ending June 30, 2010.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	June 30, 2010		December 31, 2009		June 30, 2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$415,761		$388,549		$292,778
Money market	972,096	1.46%	853,770	2.18%	436,066	2.54%
Super NOW	22,019	0.47%	21,971	0.65%	19,142	0.95%
Savings	75,677	3.26%	68,373	3.33%	48,511	3.66%
Time deposits in denominations of $100,000 or more	751,094	1.47%	862,805	1.91%	994,514	2.72%
Other time deposits	702,866	2.01%	592,336	2.27%	210,020	3.35%
Total deposits	$2,939,513	1.43%	$2,787,804	1.83%	$2,001,031	2.35%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2010 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$391,380
Over three months through six months	129,403
Over six months through twelve months	176,483
Over twelve months	55,390
Total	$752,656

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at June 30, 2010 and December 31, 2009.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first six months of 2010, despite the ongoing weakness in the economy and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $427.8 million at June 30, 2010 from $385.2 million at December 31, 2009. We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize our cost of funds.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	June 30, 2010	December 31, 2009

Balance at quarter end	$118,000	$232,000
Average balance during the quarter	$118,000	$237,341
Maximum amount outstanding at any month-end	$118,000	$242,000
Average interest rate during the quarter	2.54%	3.05%
Average interest rate at quarter-end	2.54%	2.22%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at June 30, 2010 and December 31, 2009 totaled approximately $882.2 million and $923.4 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 25.7% and 26.9% at June 30, 2010 and December 31, 2009, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of June 30, 2010, our borrowing capacity from the FHLB was about $787.8 million and our outstanding balance was $118.0 million, or approximately 15.0% of our borrowing capacity.

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

As of June 30, 2010, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	June 30, 2010	December 31, 2009	June 30, 2009

Total capital to risk-weighted assets	8%	10%	15.17%	15.81%	14.75%
Tier I capital to risk-weighted assets	4%	6%	13.72%	14.37%	13.26%
Tier I capital to average assets	4%	5%	9.51%	9.77%	12.30%

Wilshire State Bank

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	June 30, 2010	December 31, 2009	June 30, 2009

Total capital to risk-weighted assets	8%	10%	14.75%	15.73%	14.46%
Tier I capital to risk-weighted assets	4%	6%	13.30%	14.29%	12.97%
Tier I capital to average assets	4%	5%	9.23%	9.71%	12.13%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. As of June 30, 2010, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $328.7 million, as compared with $331.4 million as of December 31, 2009. For the Bank level, Tier 1 capital was $318.7 million as of June 30, 2010, compared with $329.3 million as of December 31, 2009.

As a result of weakness in the economy the Company has experienced elevated credit costs which have in turn had an impact on income and overall capital adequacy.  Although the Company’s capital levels currently remain at well above the minimum for a “well capitalized” institution, the Board of Directors of Wilshire Bancorp approved the temporary suspension of the Company’s common stock dividend in the second quarter of 2010.  The suspension in common stock dividend is a cautionary step in the event that credit costs remain elevated in the near future.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2010 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. Actual payment patterns may differ from contractual payment patterns:

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At June 30, 2010
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,411,893	$223,481	$805,344	$19,311	$2,460,029
Investment securities	5,163	8,075	239,440	253,799	506,477
Federal funds sold and cash equivalents	224,005	—	—	—	224,005
Interest-earning deposits	—	—	—	—	—
Total	$1,641,061	$231,556	$1,044,784	$273,110	$3,190,511

Interest-bearing liabilities:
Savings deposits	$77,011	$—	$—	$—	$77,011
Time deposits of $100,000 or more	391,379	305,886	55,390	—	752,656
Other time deposits	226,432	479,229	7,008	30	712,699
Other interest-bearing deposits	931,311	—	—	—	931,311
FHLB advances and other borrowings	27,306	48,000	70,000	—	145,306
Junior Subordinated Debenture	71,857	15,464	—	—	87,321
Total	1,725,296	848,579	132,398	$30	$2,706,304

Interest rate sensitivity gap	$(84,235)	$(617,023)	$912,386	$273,080	$484,208
Cumulative interest rate sensitivity gap	$(84,235)	$(701,258)	$211,128	$484,208
Cumulative interest rate sensitivity gap ratio (based on total assets)	-2.45%	-20.40%	6.14%	14.09%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2010.  All assets presented in this table are held-to-maturity or available-for-sale.  At June 30, 2010, we had no trading investment securities:

Change (in basis points)	Net Interest Income (next twelve months) (Dollars in Thousands)	% Change	NPV (Dollars in Thousands)	% Change
+200	$122,372	-1.73%	$332,342	-5.04%
+100	123,379	-0.92%	351,543	0.45%
0	124,524	—	349,973	—
-100	126,999	1.99%	323,086	-7.68%
-200	129,271	3.81%	298,966	-14.57%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Certain risks described below update the risk factors in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also impair our business operations. This report is qualified in its entirety by these risk factors.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Although certain provisions of the Dodd-Frank Act will not apply to banking organizations with less than $10 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business.  The Dodd-Frank Act will permit us to pay interest on business checking accounts, which could (i) cause the Federal Reserve Board to amend its Regulation D establishing reserve requirements for depository institutions, and (ii) significantly reduce or eliminate the need for depository institutions to offer sweep account products.  Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our non-interest income. We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.  Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, requires us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and result of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, no assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions may have on the Company, the financial services industry or the nation’s economy.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. The increase in nonperforming loans and resulting decline in earnings could deplete our capital, leaving the Company undercapitalized. As a result of downturns in the economy in recent years, our non-performing loans have increased from $51.8 million at June 30, 2009 and $70.8 million at December 31, 2009 to $83.1 million at June 30, 2010.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed & Reserved)

Item 5.           Other Information

None.

Item 6.    Exhibits

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

WILSHIRE BANCORP, INC.

Date: August 9, 2010	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

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