Form 10-Q
period 2010-09-30
WILSHIRE BANCORP INC
filed 2010-11-09
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

FOR 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$108,411	$155,753
Federal funds sold and other cash equivalents	201,006	80,004
Cash and cash equivalents	309,417	235,757

Securities available for sale, at fair value (amortized cost of $360,849 and $651,095 at September 30, 2010 and December 31, 2009, respectively)	367,433	651,318
Securities held to maturity, at amortized cost (fair value of $97 and $109 at September 30, 2010 and December 31, 2009, respectively)	91	109
Loans receivable (net of allowance for loan losses of $99,022 and $62,130 at September 30, 2010 and December 31, 2009, respectively)	2,303,848	2,329,078
Loans held for sale—at the lower of cost or market	41,174	36,233
Federal Home Loan Bank Stock	19,302	20,850
Other real estate owned	15,996	3,797
Due from customers on acceptances	269	945
Cash surrender value of bank owned life insurance	18,510	18,037
Investment in affordable housing partnerships	29,389	13,732
Bank premises and equipment	13,771	12,660
Accrued interest receivable	12,839	15,266
Deferred income taxes	28,138	18,684
Servicing assets	7,041	6,898
Goodwill	6,675	6,675
Core deposits intangibles	1,737	2,013
FDIC loss share indemnification	26,233	33,775
Other assets	30,822	30,170
TOTAL	$3,232,685	$3,435,997

LIABILITIES:
Deposits:
Non-interest bearing	$453,333	$385,188
Interest bearing:
Savings	81,139	71,601
Money market and NOW accounts	812,055	932,063
Time deposits of $100,000 or more	731,876	795,679
Other time deposits	628,345	643,684
Total deposits	2,706,748	2,828,215

Federal Home Loan Bank advances and other borrowings	131,547	232,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	4,357	5,865
Acceptances outstanding	269	945
Other liabilities	31,115	15,515
Total liabilities	2,961,357	3,169,861

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at September 30, 2010 and December 31, 2009	60,317	59,931
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,486,734 shares and 29,415,657 shares at September 30, 2010 and December 31, 2009, respectively	55,513	54,918
Accumulated other comprehensive income, net of tax	4,100	326
Retained earnings	151,398	150,961
Total shareholders’ equity	271,328	266,136

TOTAL	$3,232,685	$3,435,997

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

INTEREST INCOME:
Interest and fees on loans	$36,452	$39,388	$107,835	$100,818
Interest on investment securities	2,804	4,876	13,175	11,011
Interest on federal funds sold	515	844	1,191	1,910
Total interest income	39,771	45,108	122,201	113,739

INTEREST EXPENSE:
Interest on deposits	8,688	12,994	30,338	35,952
Interest on FHLB advances and other borrowings	758	1,982	2,428	5,262
Interest on junior subordinated debentures	673	719	1,986	2,467
Total interest expense	10,119	15,695	34,752	43,681

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	29,652	29,413	87,449	70,058

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	18,000	24,200	67,200	43,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	11,652	5,213	20,249	27,058

NON-INTEREST INCOME:
Service charges on deposit accounts	3,071	3,315	9,510	9,338
Gain on sale of loans	2,723	2,235	4,203	1,711
Gain on sale of securities	2,600	—	8,742	1,588
Bargain purchase gain	—	—	—	21,679
Loan-related servicing fees	1,149	958	2,999	2,702
Other income	503	892	2,256	2,709
Total non-interest income	10,046	7,400	27,710	39,727

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,458	7,120	21,857	19,315
Occupancy and equipment	1,921	1,935	6,048	5,294
Deposit insurance premiums	1,154	982	3,343	3,772
Professional fees	960	659	3,347	1,576
Data processing	702	1,078	2,029	2,750
Other operating	2,578	3,047	8,972	8,177
Total non-interest expenses	14,773	14,821	45,596	40,884

INCOME (LOSS) BEFORE INCOME TAXES	6,925	(2,208)	2,363	25,901
INCOME TAX PROVISION (BENEFIT)	1,945	(1,451)	(2,268)	9,853
NET INCOME (LOSS)	4,980	(757)	4,631	16,048

Preferred stock cash dividend and accretion of preferred stock	908	900	2,717	2,718

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,072	$(1,657)	$1,914	$13,330

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.14	$(0.06)	$0.06	$0.45
Diluted	$0.14	$(0.06)	$0.06	$0.45
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,486,734	29,413,757	29,486,255	29,413,757
Diluted	29,509,153	29,413,757	29,530,600	29,422,528

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$1,471	$1,477	$4,412
Cash dividend declared per common share	$—	$0.05	$0.05	$0.15

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060
Stock options exercised							—
Cash dividend declared
Common stock						(4,412)	(4,412)
Preferred stock						(2,331)	(2,331)
Share-based compensation expense				608			608
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		363				(387)	(24)
Comprehensive income:
Net income						16,048	16,048
Other comprehensive income:
Net change in unrealized gain on interest-only strips (net of tax)					44		44
Net change in unrealized gain on securities available for sale (net of tax)					7,494		7,494
Comprehensive income							23,586
BALANCE—September 30, 2009	62,158	$59,806	29,413,757	$54,646	$8,777	$149,258	$272,487

BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			71,077	98			98
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(2,331)	(2,331)
Share-based compensation expense				495			495
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		386				(386)	—
Comprehensive income:
Net income						4,631	4,631
Other comprehensive income:
Net change in unrealized gain on interest-only strips (net of tax)					(16)		(16)
Net change in unrealized gain on securities available for sale (net of tax)					3,790		3,790
Comprehensive income							8,405
BALANCE—September 30, 2010	62,158	$60,317	29,486,734	$55,513	$4,100	$151,398	$271,328

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,631	$16,048
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	4,531	2,866
Depreciation and amortization of Bank premises and equipment	1,588	1,490
Accretion of discount on acquired loans	(3,211)	—
Amortization of core deposit intangibles	276	387
Amortization of investments in affordable housing partnerships	—	931
Provision for losses on loans and loan commitments	67,200	43,000
Provision for other real estate owned losses	36	359
Deferred tax benefit	(12,014)	(1,188)
Loss on disposition of bank premises and equipment	9	11
Bargain purchase gain	—	(21,679)
Net realized gain on sale of loans held for sale	(4,203)	(1,711)
Proceeds from sale of loans	25,361	35,672
Origination of loans held for sale	(90,693)	(45,298)
Net realized gain on sale of available for sale securities	(8,742)	(1,588)
Change in unrealized appreciation on serving assets	680	390
Net realized loss (gain) on sale of other real estate owned	662	(402)
Share-based compensation expense	495	608
Change in cash surrender value of life insurance	(473)	(489)
Servicing assets capitalized	(824)	(556)
Decrease (increase) in accrued interest receivable	2,427	(1,904)
Increase in other assets	(27,345)	(1,281)
Decrease in accrued interest payable	(1,508)	(2,196)
Increase in other liabilities	19,620	2,794
Net cash (used) provided by operating activities	(21,497)	26,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	19	22
Purchase of securities available for sale	(553,054)	(430,574)
Proceeds from principal repayments, matured, called, or sold securities available for sale	847,513	166,117
Net increase in loans receivable	(14,787)	(125,702)
Receipt of FDIC loss share indemnification	14,524	—
Proceeds from sale of other loans	23,408	3,217
Proceeds from sale of other real estate owned	6,274	3,395
Purchases of investments in affordable housing partnerships	(3,548)	(4,183)
Loss of investment in affordable housing partnerships	1,078	—
Purchases of premise and equipment	(718)	(2,400)
Redemption of Federal Home Loan Bank Stock	1,548
Net cash and cash equivalents acquired from acquisition of Mirae Bank	—	5,724
Net cash provided by (used) in investing activities	322,257	(384,384)

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$98	$—
Payment of cash dividend on common stock	(2,948)	(4,412)
Payment of cash dividend on preferred stock	(2,331)	(2,098)
Increase in Federal Home Loan Bank advances and other borrowings	65,475	—
Decrease in Federal Home Loan Bank advances and other borrowings	(165,929)	(27,500)
Tax benefit from exercise of stock option	2	—
Net (decrease) increase in deposits	(121,467)	566,126
Net cash (used) provided by financing activities	(227,100)	532,116

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,660	173,996

CASH AND CASH EQUIVALENTS—Beginning of period	235,757	97,541
CASH AND CASH EQUIVALENTS—End of period	$309,417	$271,537

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$36,260	$42,923
Income taxes paid	$16,509	$8,885

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$18,213	$6,428
Note financing for OREO sales	$—	$6,649
Note financing for sale of other loans	$44,335	$20,286
Other assets transferred to Bank premises and equipment	$1,990	$290
Common stock cash dividend declared, but not paid	$—	$1,471
Preferred stock cash dividend declared, but not paid	$388	$388

See accompanying notes to consolidated financial statements.	(Concluded)

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank (“Mirae Bank”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae Bank.  Mirae Bank previously operated five commercial banking branches, all located within southern California, and these branches were integrated into our existing branch network following the acquisition. In addition, we also have six loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas (2 offices), Virginia, and New Jersey.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2010 and December 31, 2009, the statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009, and the related statements of shareholders’ equity and statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The effective tax rate for the three months ending September 30, 2010 was calculated using actual year to date pretax income in effective tax rate calculations.  In periods prior to June 30, 2010, the Company used estimated annualized pretax income to calculate the effective tax rate.  All other accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2009.

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

With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (formerly FAS 141R Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered assets are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered assets that become impaired, increases in the indemnification asset.

The table below summarizes the changes to the FDIC loss share indemnification in the third quarter and first nine months of 2010:

(Dollars in Thousands)	Three Months Ending September 30, 2010	Nine Months Ending September 30, 2010

Beginning balance of FDIC indemnification	$28,538	$33,775
Changes in provision for loan losses	2,362	5,053
Payments received from FDIC	(6,116)	(16,359)
Increase resulting from charge-offs	1,449	3,764
Ending balance of FDIC indemnification	$26,233	$26,233

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

Securities available for sale — Investment in available-for-sale securities are recorded at their fair values pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include securities of government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate securities. Our existing investment available-for-sale security holdings as of September 30, 2010 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

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

We order appraisals for all loans that have been identified by management as non-performing or potentially non-performing at month-end following such identification. Thereafter, the Company’s Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Appraisal reports are typically received by the Company on a timely basis, and we have not experienced significant delays during this process. Once an appraisal is received, if there is a difference between the updated appraisal value and the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy. We do not charge-off or make special allowances for only a portion of the difference between the appraisal value and the balance of the loan.

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

Other real estate owned (“OREO”) — Other real estate owned or “OREO”, consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure.  Fair values are determined by management in part by using third party appraisals and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation.  Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset.  However, in accordance with ASC 820-10 fair value disclosures for financial instruments, OREO is measured at fair value. The Company records OREO as non-recurring with Level 3 measurement inputs.

Servicing assets and interest-only strips —SBA loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for servicing assets while interest only strips are measures at the lower of cost or fair value. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation of our financial assets and liabilities by the above ASC 820-10 fair value hierarchy levels as of September 30, 2010 and December 31, 2009:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$54,460	$—	$54,460	$—
Mortgage backed securities	20,788	—	20,788	—
Collateralized mortgage obligations	254,016	—	254,016	—
Corporate securities	2,036	—	2,036	—
Municipal bonds	36,133	—	36,133	—
Servicing assets	7,041	—	—	7,041
Interest-only strips	635	—	—	635
Servicing liabilities	(399)	—	—	(399)

	Fair Value Measurements Using:
As of December 31, 2009	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$155,382	$—	$155,382	$—
Mortgage backed securities	131,711	—	131,711	—
Collateralized mortgage obligations	319,554	—	319,554	—
Corporate securities	2,017	—	2,017	—
Municipal bonds	42,654	—	42,654	—
Servicing assets	6,898	—	—	6,898
Interest-only strips	724	—	—	724
Servicing liabilities	(407)	—	—	(407)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three and nine months ended September 30, 2010 and September 30, 2009:

(Dollars in Thousands)	At June 30, 2010	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At September 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,655	$(128)	$—	$514	$—	$7,041	$—
Interest-only strips	632	(18)	21	—	—	635	(284)
Servicing liabilities	(406)	7	—	—	—	(399)	—

(Dollars in Thousands)	At June 30, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At September 30, 2009	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,677	$(335)	$—	$556	$—	$6,898	$—
Interest-only strips	741	(31)	15	—	—	725	(293)
Servicing liabilities	(464)	(136)	—	—	—	(600)	—

(Dollars in Thousands)	At December 31, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At September 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(680)	$—	$823	$—	$7,041	$—
Interest-only strips	724	(61)	(28)	—	—	635	(284)
Servicing liabilities	(407)	8	—	—	—	(399)	—

(Dollars in Thousands)	At December 31, 2008	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At September 30, 2009	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$4,838	$(390)	$—	$2,450	$—	$6,898	$—
Interest-only strips	632	(86)	74	105	—	725	(293)
Servicing liabilities	(328)	(138)	—	(134)	—	(600)	—

The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at September 30, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the year-to date periods ended September 30, 2010 and December 31, 2009:

As of September 30, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net YTD Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$175,726	$176,726	$2,156
OREO	—	—	16,591	16,591	595
Total	$—	$—	$192,317	$192,317	$2,751

As of December 31, 2009

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net YTD Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$128,764	$128,764	$10,250
OREO	—	—	4,031	4,031	435
Total	$—	$—	$132,795	$132,795	$10,685

The table below is a summary of fair value estimates as of September 30, 2010 and December 30, 2009, for financial instruments, as defined by ASC 825-10 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments), including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20 (SFAS No. 159).

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$309,417	$309,417	$235,757	$235,757
Investment securities held to maturity	97	97	109	109
Loans receivable—net	2,303,848	2,302,946	2,329,078	2,326,869
Loans held for sale	41,103	41,174	36,233	36,407
Cash surrender value of life insurance	18,510	18,510	18,037	18,037
Federal Home Loan Bank stock	19,302	19,302	20,850	20,850
Accrued interest receivable	12,839	12,839	15,266	15,266
Due from customer on acceptances	269	269	945	945

Liabilities:
Noninterest-bearing deposits	$453,333	$453,333	$385,188	$385,188
Interest-bearing deposits	2,253,415	2,259,383	2,443,027	2,444,445
Junior subordinated Debentures	87,321	87,321	87,321	87,321
Short-term federal fund purchased & FHLB borrowings	—	—	122,000	122,380
Federal Home Loan Bank borrowings	110,000	112,116	110,000	112,017
Accrued interest payable	4,357	4,357	5,865	5,865
Acceptances outstanding	269	269	945	945

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$91	$97	$6	$109	$109	$—
Total investment securities held to maturity	$91	$97	$6	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$53,902	$54,460	$558	$156,879	$155,382	$(1,497)
Mortgage backed securities	19,972	20,788	816	131,617	131,711	94
Collateralized mortgage obligations	250,198	254,016	3,818	318,531	319,554	1,023
Corporate securities	2,000	2,036	36	2,000	2,017	17
Municipal securities	34,777	36,133	1,356	42,068	42,654	586
Total investment securities available for sale	$360,849	$367,433	$6,584	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at September 30, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$97	$—	$—	$97
Total investment securities held to maturity	$—	$97	$—	$—	$97

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$54,460	$—	$54,460
Mortgage backed securities	6,556	55	2,409	11,768	20,788
Collateralized mortgage obligations	4,092	238,688	—	11,236	254,016
Corporate securities	—	2,036	—	—	2,036
Municipal securities	128	1,170	6,068	28,767	36,133
Total investment securities available for sale	$10,776	$241,949	$62,937	$51,771	$367,433

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss positions, at September 30, 2010 and December 31, 2009:

As of September 30, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	48,065	(121)	—	—	48,065	(121)
Municipal securities	1,197	(87)	339	(68)	1,536	(155)
Total	$49,262	$(208)	$339	$(68)	$49,601	$(276)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Municipal securities	18,783	(505)	—	—	18,783	(505)
Total	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1) The Company had no held to maturity investment securities with unrealized losses at September 30, 2010 and December 31, 2009.

At September 30, 2010, the total unrealized losses less than 12 months old were $208,000 and total unrealized losses more than 12 months old were $68,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $49.3 million at September 30, 2010 and $339,000 with unrealized losses more than 12 months old.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

Credit related declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities with market value of approximately $351.1 million and $629.2 million were pledged to secure public deposits for other purposes required or permitted by law at September 30, 2010 and December 31, 2009, respectively

Management determined that any individual unrealized loss as of September 30, 2010 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) bonds, GSE collateralized mortgage obligations (“CMOs”), and GSE mortgage backed securities (“MBSs”) were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities, (“ABSs”), and Collateralized Debt Obligations, (“CDOs”) that are below investment grade.  We have the intent and ability to hold the securities in an unrealized loss position at September 30, 2010 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold the securities in an unrealized loss position at September 30, 2010 until the market value recovers or the securities mature.

Note 6.   Loans

The loans in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements and such loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	September 30, 2010	December 31, 2009	September 30, 2009
Non-covered loans:
Construction	$70,808	$48,371	$44,586
Real estate secured	1,832,726	1,783,638	1,766,428
Commercial and industrial	308,277	325,034	348,910
Consumer	16,937	16,626	15,984
Total loans	2,228,748	2,173,669	2,175,908
Unearned Income	(4,932)	(5,311)	(5,276)
Gross loans, net of unearned income	2,223,816	2,168,358	2,170,632
Allowance for losses on loans	(91,991)	(61,377)	(54,735)
Net loans	$2,131,825	$2,106,981	$2,115,897

Covered loans:
Construction	$—	$—	$494
Real estate secured	166,490	196,066	206,770
Commercial and industrial	53,613	62,409	66,829
Consumer	125	608	627
Total loans	220,228	259,083	274,720
Allowance for losses on loans	(7,031)	(753)	—
Net loans	$213,197	$258,330	$274,720

Total loans:
Construction	$70,808	$48,371	$45,080
Real estate secured	1,999,216	1,979,704	1,973,198
Commercial and industrial	361,890	387,443	415,739
Consumer	17,062	17,234	16,611
Total loans	2,448,976	2,432,752	2,450,628
Unearned Income	(4,932)	(5,311)	(5,276)
Gross loans, net of unearned income	2,444,044	2,427,441	2,445,352
Allowance for losses on loans	(99,022)	(62,130)	(54,735)
Net loans	$2,345,022	$2,365,311	$2,390,617

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), the covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer.

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

The following table represents the carrying value of SOP 03-3 and Non SOP 03-3 loans acquired from Mirae Bank at September 30, 2010:

(Dollars in Thousands)	September 30, 2010	December 31,2009

Non SOP 03-3 loans	$216,006	$248,204
SOP 03-3 loans	4,222	10,879
Total outstanding balance	220,228	259,083
Allowance related to these loans	(7,031)	(753)
Carrying amount, net of allowance	$213,197	$258,330

The following table represents the balance of SOP 03-3 acquired loans from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Breakdown of SOP 03-3 Loans
Real Estate loans	$3,373	$6,881
Commercial loans	$849	$3,998

Loans acquired from the acquisition of Mirae Bank were discounted based on estimated cashflows to be received at June 26, 2009.  Discount on acquired loans totaled $54.9 million at acquisition.  In the third quarter and first nine months of 2010, discount accretion on acquired loans of $973,000 and $3.4 million, respectively, were recorded as interest income as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2010	September 30, 2010

Beginning balance of discount on loans	$20,582	$30,846
Discount accretion income recognized	(973)	(3,444)
Disposals related to charge-offs	(1,081)	(7,210)
Disposals related to loan sales	(1,234)	(2,898)
Carrying amount, net of allowance	$17,294	$17,294

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balances:
Allowance for loan losses:
Balances at beginning of period	$91,419	$38,758	$62,130	$29,437
Actual charge-offs: *
Real estate secured	12,769	1,888	30,009	2,736
Commercial and industrial	1,539	6,134	7,094	14,703
Consumer	33	191	224	649
Total charge-offs	14,341	8,213	37,327	18,088

Recoveries on loans previously charged off:
Real estate secured	770	2	794	3
Commercial and industrial	179	189	1,442	495
Consumer	42	33	140	100
Total recoveries	991	224	2,376	598

Net loan charge-offs	13,350	7,989	34,951	17,490

FDIC Indemnification	2,954	—	5,645	—
Provision for losses on loan and loan commitments	17,999	23,966	66,198	42,788
Balances at end of period	$99,022	$54,735	$99,022	$54,735
Allowance for loan commitments:
Balances at beginning of year	$3,516	$1,221	$2,515	$1,243
Provision for losses (recovery) on loan commitments	1	234	1,002	212
Balance at end of period	$3,517	$1,455	$3,517	$1,455

Ratios:
Net loan charge-offs to average total loans	0.56%	0.33%	1.47%	0.80%
Allowance for loan losses to total loans at end of period	4.05%	2.24%	4.05%	2.24%
Net loan charge-offs to allowance for loan losses at end of period	13.48%	14.60%	35.30%	31.95%
Net loan charge-offs to provision for losses on loans and loan commitments	74.17%	33.02%	52.01%	40.67%

*

Charge-off amount for the three months ended September 30, 2010 includes net charge-offs of covered loans amounting to $415,000, which represents gross covered loan charge-offs of $1.6 million less FDIC receivable portion of $1.2 million. Charge-off amount for the nine months ended September 30, 2010 includes net charge-offs of covered loans amounting to $1.4 million, which represents gross covered loan charge-offs of $9.3 million less FDIC receivable portion of $7.9 million

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2010			December 31, 2009
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$4,006	$70,808	5.66%	$411	$48,371	0.85%
Real estate secured	61,381	1,999,216	3.07%	34,458	1,979,704	1.74%
Commercial and industrial	32,151	361,890	8.88%	27,059	387,443	6.98%
Consumer	1,484	17,062	8.70%	202	17,234	1.17%
Total allowance	$99,022	$2,448,976	4.04%	$62,130	$2,432,752	2.55%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2010, our recorded impaired loans totaled $224.3 million, of which $164.1 million had specific reserves of $33.4 million. At December 31, 2009, our recorded impaired loans totaled $165.2 million, of which $84.2 million had specific reserves of $15.6 million.

On a quarterly basis, we utilize a classification migration model and individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of loan loss history to determine historical losses by classification category for each loan type, except for certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  Based on a Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we record a reserve for loan commitments.

During the third quarter of 2010, the Company enhanced the overall allowance for loan losses methodology. The key enhancements to our allowance methodology involved changes to our general valuation allowance calculation.  As a result of changes to our loan portfolio since the initial implementation of our allowance for loan losses methodology, enhancements were made to the migration model and qualitative adjustment calculation to better reflect the current environment and risk in the loan portfolio.  The enhancements to our historical loss rate calculation included a change in our analysis period from five to three years.  In addition, our qualitative adjustment matrix was enhanced to include updated risk factors and an enhanced systematic calculation.  As a result of the enhancements to the allowance methodology, the general valuation allowance component of allowance for loan losses decreased by $804,000 to $64.8 million at September 30, 2010 compared to the previous quarter.  The allowance for loan losses methodology enhancement did not have a significant impact on the ending allowance for loan losses figures.

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

The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands, Except per Share Data)	2010	2009	2010	2009
Numerator:
Net income (loss) available to common shareholders	$4,072	$(1,657)	$1,914	$13,330
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,486,734	29,413,757	29,486,255	29,413,757
Effect of dilutive securities:
Stock option dilution	22,419	—	44,345	8,771
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,509,153	29,413,757	29,530,600	29,422,528
Basic earnings (loss) per share	$0.14	$(0.06)	$0.06	$0.45
Diluted earnings (loss) per share	$0.14	$(0.06)	$0.06	$0.45

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

•                  Documentary Collections — A means of channeling payment for goods through a bank in order to facilitate passing of funds. The bank (banks) involved acts as a conduit through which the funds and documents are transferred between the buyer and seller of goods.

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

The following are the results of operations of the Company’s segments for the three months ended September 30, 2010 and 2009 indicated below:

(Dollars in Thousands)	Three Months Ended September 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$26,349	$790	$2,513	$29,652
Less provision for loan losses	16,402	1,598	—	18,000
Non-interest income	6,439	281	3,326	10,046
Non-interest expense	13,454	341	978	14,773
(Loss) income before income taxes	$2,932	$(868)	$4,861	$6,925
Total assets	$2,994,297	$51,606	$186,782	$3,232,685

(Dollars in Thousands)	Three Months Ended September 30, 2009
Business Segments	Operations	TFS	SBA	Company
Net interest income	$25,904	$467	$3,042	$29,413
Less provision for loan losses	18,021	3,999	2,180	24,200
Non-interest income	5,158	(86)	2,328	7,400
Non-interest expense	14,128	118	575	14,821
Income (loss) before income taxes	$(1,087)	$(3,736)	$2,615	$(2,208)
Total assets	$3,136,284	$51,205	$190,074	$3,377,563

The following are the results of operations of the Company’s segments for the nine months ended September 30, 2010 and 2009 indicated below:

(Dollars in Thousands)	Nine Months Ended September 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$77,801	$2,024	$7,624	$87,449
Less provision for loan losses	60,573	1,067	5,560	67,200
Non-interest income	20,982	789	5,939	27,710
Non-interest expense	41,693	1,247	2,656	45,596
(Loss) income before income taxes	$(3,483)	$499	$5,347	$2,363
Total assets	$2,994,297	$51,606	$186,782	$3,232,685

(Dollars in Thousands)	Nine Months Ended September 30, 2009
Business Segments	Operations	TFS	SBA	Company
Net interest income	$61,172	$1,327	$7,559	$70,058
Less provision for loan losses	31,074	6,761	5,165	43,000
Non-interest income	35,024	841	3,862	39,727
Non-interest expense	38,247	1,064	1,573	40,884
Income (loss) before income taxes	$26,875	$(5,657)	$4,683	$25,901
Total assets	$3,136,284	$51,205	$190,074	$3,377,563

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

Commitments at September 30, 2010 and December 31, 2009 are summarized as follows:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Commitments to extend credit	$279,897	$238,238
Standby letters of credit	10,480	13,044
Commercial letters of credit	11,132	10,236
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	12,866	11,492

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2010 and September 30, 2009, financial condition as of September 30, 2010 and December 31, 2009, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  We are subject to significant government regulation and legislation that may increase the cost of doing business and inhibit our ability to compete, including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III.

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

Selected Financial Data

The following table presents selected historical financial information for the three months ended September 30, 2010 and September 30, 2009 and the year to date balance ended September 30, 2010, December 31, 2009, and September 30, 2009. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data) (unaudited)	2010	2009	2010	2009
Net (loss) income available to common shareholders	$4,072	$(1,657)	$1,914	$13,330
Net (loss) income per common share, basic	0.14	(0.06)	0.06	0.45
Net (loss) income per common share, diluted	0.14	(0.06)	0.06	0.45
Net interest income before provision for loan losses and loan commitments	29,652	29,413	87,449	70,058

Average balances:
Assets	3,348,434	3,298,328	3,413,486	2,840,993
Cash and cash equivalents	325,851	262,321	270,445	189,314
Investment securities	449,154	488,704	586,641	367,260
Net loans	2,372,428	2,393,513	2,366,651	2,162,801
Total deposits	2,810,176	2,547,303	2,878,455	2,129,473
Shareholders’ equity	274,845	276,770	274,536	266,157
Performance Ratios:
Annualized return on average assets	0.59%	(0.09)%	0.18%	0.75%
Annualized return on average equity	7.25%	(1.09)%	2.25%	8.04%
Net interest margin	3.93%	3.87%	3.77%	3.55%
Efficiency ratio	37.21%	40.26%	39.59%	37.24%
Capital Ratios:
Tier 1 capital to adjusted total assets	10.01%	10.03%
Tier 1 capital to risk-weighted assets	14.10%	14.29%
Total capital to risk-weighted assets	15.56%	15.82%

	September 30, 2010	December 31, 2009	September 30, 2009
Year to date balances as of:
Total assets	$3,232,685	$3,435,997	$3,377,563
Investment securities	367,524	651,427	559,718
Total loans, net of unearned income and allowance for loan losses	2,345,022	2,427,441	2,445,352
Total deposits	2,706,748	2,828,215	2,672,102
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	110,000	232,000	322,000
Total common equity	211,011	206,205	272,487

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	0.56%	0.74%	0.33%
Non-performing loans to gross loans	3.13%	2.92%	3.20%
Non-performing assets to total loans and other real estate owned	3.77%	3.07%	6.15%
Allowance for loan losses to total loans	4.05%	2.56%	2.24%
Allowance for loan losses to non-performing loans	129.18%	87.78%	70.02%

Executive Overview

We operate within the commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We have also expanded our business with the focus on our commercial and consumer lending divisions. Over the past several years, our network of branches and loan production offices expanded geographically. Pursuant to the acquisition of Mirae Bank on June 26, 2009, five commercial banking branches located within southern California were integrated into our branch network, although four of the branches were eventually closed due to their proximity to our existing branches. In the first quarter of 2010, an additional branch in Van Nuys, California was opened.  We also have six loan production offices in Aurora, Colorado; Atlanta, Georgia; Dallas, Texas; Houston, Texas; Annandale, Virginia and Fort Lee, New Jersey.

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

Our significant accounting policies are described in greater detail in our 2009 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended September 30, 2010.

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

Net interest income before provision for losses on loans and loan commitments increased $239,000 or 0.8%, to $29.7 million in the third quarter of 2010, compared to $29.4 million in the third quarter of 2009.  Net interest margin of 3.93% in the third quarter of 2010 was increased by 6 basis points from net interest margin of 3.87% in the previous year due to a decrease of 0.67% in total cost of interest bearing deposits during the same period. The slight increase in net interest income was a result of interest expenses decreasing slightly more than total interest income.  On an year to date basis, net interest income before provision for losses on loans and loan commitments increased $17.4 million to $87.4 million for the first nine month of 2010 compared to $70.1 million for the first nine months of 2009. Net interest margin was increased to 3.77% for year to date September 30, 2010 from 3.55% for the same period the prior year.

Interest income decreased by $5.3 million, or 11.8%, to $39.8 million in third quarter of 2010 compared to $45.1 million in the third quarter of 2009.  The decrease in interest income was primarily due to a decrease in average balances in our loan portfolio and in our U.S. government agency securities portfolio in addition to a decrease in overall loan and investment yields.  Average loan balances decreased by $21.1 million to $2.37 billion in the third quarter of 2010, compared to $2.39 billion in the third quarter of 2009.  This decrease was primarily due to loan sales and a decrease in loan demand throughout 2010 which reduced originations.  The average balances of government sponsored securities decreased from $450.1 million to $404.0 million from the third quarter of 2009 to 2010.  Due to the lower rate environment coupled with a decrease in investment spreads to treasuries bonds, the overall tax equivalent yield on investments decreased from 4.16% at the quarter ending September 30, 2009 to 2.76% at September 30, 2010.

Interest income for the first nine months of 2010 increased 7.4% or by $8.5 million to $122.2 million at September 30, 2010 compared to $113.7 million for the same period last year.  The resulted as average loan and securities of government sponsored enterprises was increased.  Average net loan balance increased from $2.2 billion for the nine months ended September 30, 2009 to $2.4 billion for the nine months ended September 30, 2010 and averages balance for securities of government sponsored enterprises increased from $334.5 million to $541.8 million during the same period.  Although year to date yields for loans and securities of government sponsored enterprises decreased from September 30, 2009 to September 30, 2010, the increase in average balances resulted in an increase in interest income compared to the previous year.

Interest expense decreased by $5.6 million, or 35.5%, to $10.1 million in the third quarter of 2010 compared to $15.7 million in the third quarter of 2009, and average balances of our interest bearing liabilities decreased by $22.8 million to $2.60 billion in the third quarter of 2010 from $2.62 billion at the third quarter of 2009.  The decrease in interest bearing liabilities is attributable to a decrease in FHLB advances and other borrowings, which decreased $222.1 million to $140.2 million at September 30, 2010 from $362.2 million at September 30 2009.  Total cost of interest bearing liabilities decreased from 2.40% at the end of the third quarter 2009 to 1.56% at the end of the third quarter of 2010, a decrease of 84 basis points.  The decrease resulted from an improved deposits mix and interest rate reductions on money market and time deposits.

Interest expense for the first nine months was also decreased to $37.8 million at September 30, 2010, a decrease of $8.9 million or 20.4% compared to the first nine months of 2009.  Average balances for total interest bearing liabilities increased to $2.7 billion for the nine months ended September 30, 2010 from $2.2 billion for the nine months ended September 30, 2009.  Cost of liabilities decreased to 1.72% for the first nine months of 2010 compared to 2.60% for the first nine months of 2009, a decrease of 88 basis points.  This decrease is also attributable to improved deposits mix and interest rate reductions on money market and time deposits.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin for the quarter ended September 30, 2010:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,372,428	$36,452	6.15%	$2,393,513	$39,388	6.58%
Securities of government sponsored enterprises	403,962	2,337	2.31%	450,116	4,460	3.96%
Other investment securities (2)	45,192	468	6.73%	38,588	416	6.47%
Federal funds sold	227,706	514	0.90%	180,490	844	1.87%
Total interest-earning assets	3,049,288	39,771	5.26%	3,062,707	45,108	5.92%
Total non-interest-earning assets	299,146			235,531
Total assets	$3,348,434			$3,298,238

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$858,437	2,506	1.17%	$677,234	4,075	2.41%
Super NOW deposits	21,706	23	0.42%	21,481	50	0.93%
Savings deposits	78,848	590	2.99%	62,090	527	3.39%
Time deposits of $100,000 or more	743,966	2,455	1.32%	984,521	5,611	2.28%
Other time deposits	668,873	3,114	1.86%	427,234	2,731	2.56%
FHLB advances and other borrowings	140,156	758	2.16%	362,208	1,982	2.19%
Junior subordinated debenture	87,321	673	3.08%	87,321	719	3.30%
Total interest-bearing liabilities	2,599,307	10,119	1.56%	2,622,089	15,695	2.40%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	438,346			374,743
Other liabilities	35,936			24,636
Total non-interest-bearing liabilities	474,282			399,379
Shareholders’ equity	274,845			276,770
Total liabilities and shareholders’ equity	$3,348,434			$3,298,238
Net interest income		$29,652			$29,413
Net interest spread (3)			3.70%			3.52%
Net interest margin (4)			3.93%			3.87%

(1)         Net loan fees are included in the calculation of interest income. Net loan fees were approximately $679,000 and $918,000 for the quarters ended September 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for 2010 and 2009 were 4.14% and 4.31%, respectively.

(3)         Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)         Represents net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin for the nine months ended September 30, 2010:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,366,651	$107,835	6.08%	$2,162,801	$100,818	6.22%
Securities of government sponsored enterprises	541,838	11,766	2.90%	334,474	9,938	3.96%
Other investment securities (2)	44,803	1,409	6.82%	32,786	1,073	6.27%
Federal funds sold	172,773	1,191	0.92%	120,249	1,910	2.12%
Total interest-earning assets	3,126,065	122,201	5.25%	2,650,310	113,739	5.75%
Total non-interest-earning assets	287,421			190,683
Total assets	$3,413,486			$2,840,993

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$928,498	10,071	1.45%	$493,160	9,181	2.48%
Super NOW deposits	22,066	78	0.47%	20,066	141	0.94%
Savings deposits	76,210	1,793	3.14%	51,347	1,364	3.54%
Time deposits of $100,000 or more	754,610	8,264	1.46%	972,176	19,031	2.61%
Other time deposits	682,422	10,132	1.98%	277,684	6,235	2.99%
FHLB advances and other borrowings	142,292	2,428	2.28%	336,944	5,262	2.08%
Junior subordinated debenture	87,321	1,986	3.03%	87,321	2,467	3.77%
Total interest-bearing liabilities	2,693,419	34,752	1.72%	2,238,698	43,681	2.60%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	414,649			315,040
Other liabilities	30,882			21,098
Total non-interest-bearing liabilities	445,531			336,138
Shareholders’ equity	274,536			266,157
Total liabilities and shareholders’ equity	$3,413,486			$2,840,993
Net interest income		$87,449			$70,058
Net interest spread (3)			3.53%			3.15%
Net interest margin (4)			3.77%			3.55%

(1)         Net loan fees are included in the calculation of interest income. Net loan fees were approximately $2.1 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for 2010 and 2009 were 4.19% and 4.36%, respectively.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended September 30, 2010 vs. 2009 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2010 vs. 2009 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$(344)	$(2,592)	$(2,936)	$9,329	$(2,312)	$7,017
Securities of government sponsored enterprises	(420)	(1,703)	(2,123)	5,005	(3,177)	1,828
Other Investment securities	42	10	52	271	65	336
Federal funds sold	182	(512)	(330)	629	(1,348)	(719)

Total interest income	(540)	(4,797)	(5,337)	15,234	(6,772)	8,462

Interest expense:
Money market deposits	898	(2,467)	(1,569)	5,808	(4,918)	890
Super NOW deposits	1	(28)	(27)	13	(76)	(63)
Savings deposits	130	(67)	63	599	(170)	429
Time deposit of $100,000 or more	(1,159)	(1,997)	(3,156)	(3,627)	(7,140)	(10,767)
Other time deposits	1,261	(878)	383	6,590	(2,693)	3,897
FHLB advances and other borrowings	(1,202)	(22)	(1,224)	(3,283)	449	(2,834)
Junior subordinated debenture	—	(46)	(46)	—	(481)	(481)
Total interest expense	(71)	(5,505)	(5,576)	6,100	(15,029)	(8,929)

Change in net interest income	$(469)	$708	$239	$9,134	$8,257	$17,391

(1)         Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $679,000 and $918,000 for the quarters ended September 30, 2010 and 2009, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

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

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we experienced a deterioration of credit quality in our loan portfolio throughout 2009 and 2010 because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $18.0 million in the third quarter of 2010, as compared with a provision of $24.2 million for the prior year’s same quarter.  The decrease in our provision for losses on loans and loan commitments compared to the third quarter of 2009 was primarily due to a decrease in overall non-performing loans (see “Financial Condition — Non-performing Assets” below for further discussion), in addition to the sale of non-performing and delinquent loans in the third quarter of 2010 amounting to $17.4 million. The $18.0 million provision in the third quarter of 2010 includes charge-offs of $14.3 million.

Provision for the nine months ended September 30, 2010 was $67.2 million, an increase of $24.2 million from $43.0 million for the nine months ended September 30, 2009.  The year to date increase in provision for loan losses was a result of credit deterioration in the loan portfolio experienced in the fourth quarter of 2009 and the first quarter of 2010 which result in provision of $24.2 million and $25.6 million, respectively. Our procedures for monitoring the adequacy of our allowance for losses on loans and loan commitments, as well as detailed information concerning the allowance itself, are described in the section entitled “Allowance for Losses on Loans and Loan Commitments” below.  Losses on Mirae Bank loans purchased from the FDIC are partially reimbursable as stated in our loss-sharing agreements with the FDIC. For the quarter and nine months ending, September 30, 2010, the Company had a FDIC indemnification of $3.0 million and $5.6 million, respectively, included in the allowance for loan losses calculation.

Non-interest Income

Total non-interest income was $10.0 million in the third quarter of 2010, as compared with $7.4 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.30% for the third quarter of 2010 and 0.22% for the third quarter of 2009. For the nine months ended September 30, 2010 and 2009, non-interest income was $27.7 million or 0.81% of average assets and $39.7 million or 1.40% of average assets, respectively. The quarter to date increase in non-interest income resulted from an increase in gain on sale of securities of $2.6 million in the third quarter of 2010 compared to no gain on sale of securities for the third quarter of 2009. Non-interest income for the first nine months of 2010 decreased from the same period for 2009 primarily due to the $21.7 million gain from the acquisition of Mirae Bank in the second quarter of 2009.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,071	30.6%	$3,315	44.8%
Gain on sale of loans	2,723	27.1%	2,235	30.2%
Gain on sale of securities	2,600	25.9%	—	0%
Loan-related servicing fees	1,149	11.4%	958	12.9%
Other income	503	5.0%	892	12.1%
Total	$10,046	100.0%	$7,400	100.0%
Average assets	$3,348,434		$3,298,238
Non-interest income as a % of average assets		0.30%		0.22%

	For the Nine Months Ended September 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$9,510	34.3%	$9,338	23.5%
Gain (loss) on sale of loans	4,203	15.2%	1,711	4.3%
Gain on sale of securities	8,742	31.6%	1,588	4.0%
Loan-related servicing fees	2,999	10.8%	2,702	6.8%
Other income	2,256	8.1%	2,709	6.8%
Gain from acquisition of Mirae Bank	—	0.0%	21,679	54.6%
Total	$27,710	100.0%	$39,727	100.0%
Average assets	$3,413,486		$2,840,993
Non-interest income as a % of average assets		0.81%		1.40%

Our largest source of non-interest income in the third quarter of 2010 was service charges on deposit accounts, which represented about 30.6% of our total non-interest income. Service charge income decreased to $3.1 million in the third quarter of 2010, as compared with $3.3 million for the prior year’s same period. Year to date service charges on deposits accounts increased to $9.5 million or 34.3% of non-interest income at September 30, 2010 from $9.3 million at September 30, 2009. The quarterly decrease was a result of a decrease in overall non sufficient funds charges and on a year to date basis, service charges on deposits accounts increased as total analysis charges and checkbook sale income increased at September 30, 2010 compared to the previous year. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Gain on sale of loans accounted for the second largest source of non-interest income and at the end of the third quarter and first nine months of 2010 accounted for $2.7 million, or 27.1%, of non-interest income and $4.2 million, or 15.2%, of non-interest income, respectively. Both third quarter and year to date gain on sales of loans increased from prior year balances of $2.2 million and $1.7 million, respectively.  Of the total gain on sale of loans for the third quarter and first nine months of 2010, $2.5 million and $3.8 million, respectively, were attributable to gains on sale of SBA loans.

Our third largest source of non-interest income in the third quarter of 2010 was gain on sale of securities at $2.6 million, which represented approximately 25.9% of our total non-interest income, compared to no gain for the third quarter of 2009.  In the first nine months of 2010, gain on sale of securities was $8.7 million, or 31.6% of total non-interest income, an increase from $1.6 million for the first nine months of 2009. Market value of securities has continued to increase as we experience decreased volatility in securities markets, changes in the yield curve, and contraction of interest rates spreads on securities owned by the Bank.  We were able to realize the appreciation in market values of our securities while at the same time shortening our overall duration on our investment portfolio.

Loan related servicing fees accounted for $1.2 million or 11.4% of total non-interest income for the third quarter of 2010 and $3.0 million, or 10.8% of non-interest income for the nine months ended September 30, 2010.  These figures increased slightly from the quarter and nine months ending September 30, 2009 which were $958,000, and $2.7 million, respectively. This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, related fee income has continued to increase.

Other non-interest income represents income from miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, excess of insurance proceeds over carrying value of an insured loss, dividends from FHLB stock ownership, and increases in the cash surrender value of bank owned life insurance (“BOLI”). For the third quarter of 2010, this miscellaneous income amounted to $503,000, as compared with $892,000 in the prior year’s same period, and $2.3 million at for the first nine months of 2010 compared to $2.7 million for the first nine months of 2009.  Other non-interest income as a percentage of total non-interest income was 5.0% and 12.1% for the quarters ending September 30, 2010 and September 30, 2009, respectively and 8.1% and 6.8% for the nine months ending September 30, 2010 and September 30, 2009, respectively.

Non-interest Expense

Total non-interest expense was $14.8 million for the quarter ending September 30, 2010, unchanged from the quarter ending September 30, 2009. Non-interest expenses as a percentage of average assets decreased to 0.44%, from 0.45% at the third quarter of 2010 and 2009, respectively. For the first nine months of 2010 and 2009, non-interest expense increased to $45.6 million from $40.9 million. Non-interest expenses as a percentage of average assets decreased to 1.34%, from 1.44% for the first nine months of 2010 and 2009, respectively. Our efficiency ratio was 37.21% at the end of the third quarter of 2010, compared with 40.26% at the same period a year ago. Year to date efficiency ratio was increased from 37.24% at September 30, 2009 to 39.59% at September 30, 2010.  The increase in efficiency ratios from 2009 to 2010 was due to the one-time gain attributable to the acquisition of Mirae Bank in the second quarter of 2009.

The following tables set forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,458	50.5%	$7,120	48.1%
Occupancy and equipment	1,921	13.0%	1,935	13.1%
Deposit insurance premiums	1,154	7.8%	982	6.6%
Professional fees	960	6.5%	659	4.4%
Data processing	702	4.8%	1,078	7.3%
Advertising and promotional	291	2.0%	308	2.1%
Outsourced service for customer	286	1.9%	328	2.2%
Office supplies	210	1.4%	258	1.7%
Directors’ fees	153	1.0%	103	0.7%
Communications	135	0.9%	151	1.0%
Investor relation expenses	83	0.6%	88	0.6%
Amortization of other intangible assets	92	0.6%	239	1.6%
Other operating	1,328	9.0%	1,572	10.6%
Total	$14,773	100.0%	$14,821	100.0%
Average assets	$3,348,434		$3,298,238
Non-interest expense as a % of average assets		0.44%		0.45%

	For the Nine Months Ended September 30,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$21,857	47.9%	$19,315	47.2%
Occupancy and equipment	6,048	13.3%	5,294	13.0%
Deposit insurance premiums	3,343	7.3%	3,772	9.2%
Professional fees	3,347	7.4%	1,576	3.9%
Data processing	2,029	4.4%	2,750	6.7%
Advertising and promotional	999	2.2%	901	2.2%
Outsourced service for customer	811	1.8%	806	2.0%
Office supplies	715	1.6%	591	1.5%
Directors’ fees	428	0.9%	294	0.7%
Communications	365	0.8%	360	0.9%
Investor relation expenses	284	0.6%	214	0.5%
Amortization of other intangible assets	276	0.6%	387	0.9%
Other operating	5,093	11.2%	4,624	11.3%
Total	$45,595	100.0%	$40,884	100.0%
Average assets	$3,413,486		$2,840,993
Non-interest expense as a % of average assets		1.34%		1.44%

Salaries and employee benefits historically represent approximately half of our total non-interest expense and generally increases as our branch networks and business volumes expand.  These expenses were $7.5 million for the quarter ending September 30, 2010 compared with $7.1 million for the prior year’s same period. For the first nine months of 2010, salaries and benefits were $21.9 million compared to $19.3 million in the first nine months of 2009. The number of full-time equivalent employees increased from 389 as of September 30, 2009 to 413 as of September 30, 2010. The increase in salaries and employee benefits were largely due to wage increases in addition to increases in medical premiums and payroll taxes. The increase in employees has decreased our assets per employee ratio to $7.8 million at September 30, 2010 from $8.7 million at September 30, 2009.

Occupancy and equipment expenses represented about 13% of our total non-interest expenses for the quarters ending September 30, 2009 and 2010 and 13% for nine months ending September 30, 2009 and 2010. These expenses remained unchanged at $1.9 million in the third quarter of 2010 and 2009. On a year to date basis, occupancy expenses increased from $5.3 million at September 30, 2009 to $6.0 million at September 30, 2010.  The increase was primarily attributable to the additional lease expenses for our business growth in the past 12 months with the addition of our Forth Worth, Olympic, and Van Nuys branches, which all opened in 2010.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the third quarter of 2010, these expenses totaled $1.2 million or 7.8% of total non-interest expense, compared with $982,000 or 6.6% of total non-interest expenses for the prior year’s same periods. Deposit insurance premiums for the nine months ending September 30, 2010 were $3.3 million or 7.3% of total non-interest expense, compared to $3.8 million, or 9.2%, of total non-interest expense for the same period last year. In the second quarter of 2009, the FDIC imposed a one-time special assessment of $1.5 million which was primarily the reason for the higher assessment expense for the first nine months of 2009 compared to the first nine months of 2010.

Professional fees generally increase as we grow. Such fees increased to $960,000 in the third quarter of 2010 and $3.3 million for the first nine months of 2010, compared to $659,000 and $1.6 million for the same period of the prior year, respectively. These expenses represented 6.5% and 7.4% for the third quarter and first nine months of 2010, respectively, and 4.4% and 3.9% for the third quarter and first nine months of 2009, respectively.  This increase was primarily due to increased legal fees resulting from collection of non-performing loans and OREO foreclosures.

Data processing expenses decreased to $702,000 in the third quarter of 2010 from $1.1 million for the same period a year ago.  In the first nine months of 2010, data processing expenses accounted for $2.0 million or 4.4% of total non-interest expense compared to $2.8 million or 6.7% of total non-interest expense for the same period in 2009. Total data processing expenses decreased as fees have gone down slightly since June 30, 2009.

Advertising and promotional expenses decreased by $17,000 to $291,000 at the third quarter of 2010 compared to the same period in 2009 but increased to $1.0 million for the first nine of 2010 from $901,000 for the nine months ending September 30, 2009. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The increase in the year to date figure in 2010 was primarily attributable to our increased advertising spending to promote a branch addition in Van Nuys, as well as a new marketing campaign that began in the first quarter of 2010.

Other non-interest expenses, such as outsourced service costs for customer, office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets and other operating expenses were $2.3 million for the third quarter of 2010 compared with 2.7 million for the same period a year ago. For the first nine months of 2010, other non-interest expenses were $8.0 million compared to $7.3 million for the first nine months of 2009. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Provision for Income Taxes

For the quarter ended September 30, 2010, we had an income tax provision of $1.9 million on a pretax income of $6.3 million, representing an effective tax rate of 28.1%, as compared with a tax benefit of $1.5 million on pretax net loss of $2.2 million, representing an effective tax benefit rate of 65.7% for the same quarter in 2009.  For the first nine months of 2010, we recorded an income tax benefit of $2.3 million on a pretax net income of $2.4 million representing an effective tax benefit rate of 96.0% compared to a tax provision of $9.9 million on pretax net income of $25.9 million which resulted in an effective tax rate of 38.0% for the same period in 2009.

Due to the high degree of variability of the estimated annual effective tax rate when considering the range of projected income for the remainder of the year, the Company has determined that the actual year-to-date effective tax rate is the best estimate of the annual effective tax rate.  The effective tax rate for the nine months ending September 30, 2010 was lower than the tax rate for September 30, 2009 due mostly to large permanent differences pertaining to low income housing tax credits, enterprise zone net interest deductions, and enterprise hiring credit compared to net income. The change in tax provision calculation method increased the recognition of tax benefits over a shorter period of time, increasing the overall effective tax rate for the first nine months of 2010.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of September 30, 2010, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 90.2% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBSs, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 9.8% investment in municipal debt securities and 0.3% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 9.4%, or $34.6 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 0.6%, or $2.2 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 0.4%, or $1.4 million, is unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of September 30, 2010.

We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10 (SFAS No. 115). Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there was no such other-than-temporary-impairment in 2009. The fair market values of our held-to-maturity and available-for-sale securities were respectively $0.1 million and $367.4 million as of September 30, 2010.

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

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2010			As of December 31, 2009
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$91	$97	$6	$109	$109	$—
Total investment securities held to maturity	$91	$97	$6	$109	$109	$—

Available for Sale:
Securities of government sponsored enterprises	$53,902	$54,460	$558	$156,879	$155,382	$(1,497)
Mortgage backed securities	19,972	20,788	816	131,617	131,711	94
Collateralized mortgage obligations	250,198	254,016	3,818	318,531	319,554	1,023
Corporate securities	2,000	2,036	36	2,000	2,017	17
Municipal securities	34,777	36,133	1,356	42,068	42,654	586
Total investment securities available for sale	$360,849	$367,433	$6,584	$651,095	$651,318	$223

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at September 30, 2010:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$97	$—	$—	$97
Total investment securities held to maturity	$—	$97	$—	$—	$97

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$54,460	$—	$54,460
Mortgage backed securities	6,556	55	2,409	11,768	20,788
Collateralized mortgage obligations	4,092	238,688	—	11,236	254,016
Corporate securities	—	2,036	—	—	2,036
Municipal securities	128	1,170	6,068	28,767	36,133
Total investment securities available for sale	$10,776	$241,949	$62,937	$51,771	$367,433

Holdings of investment securities decreased to $367.5 million at September 30, 2010, as compared with holdings of $651.4 million at December 31, 2009.  Total investment securities as a percentage of total assets was 11.4% and 19.0% at September 30, 2010 and December 31, 2009, respectively.  Securities with market value of approximately $351.1 million and $629.2 million were pledged to secure public deposits for other purposes required or permitted by law at September 30, 2010 and December 31, 2009, respectively

As of September 30, 2010, our investment securities classified as held-to-maturity, which are carried at their amortized cost, stayed relatively unchanged on a dollar basis at $91,000 as compared with $109,000 as of December 31, 2009. Our investment securities classified as available-for-sale, which are stated at their fair market values, decreased to $367.4.4 million at September 30, 2010 from $651.3 million at December 31, 2009.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009:

As of September 30, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	48,065	(121)	—	—	48,065	(121)
Corporate securities	—	—	—	—	—	—
Municipal securities	1,197	(87)	339	(68)	1,536	(155)
Total	$49,262	$(208)	$339	$(68)	$49,601	$(276)

As of December 31, 2009

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Corporate securities	—	—	—	—	—	—
Municipal securities	18,783	(505)	—	—	18,783	(505)
Total	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1) There were no held-to-maturity securities with losses as of September 30, 2010 and December 31, 2009.

At September 30, 2010, the total unrealized losses less than 12 months old were $208,000 and total unrealized losses more than 12 months old were $68,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $49.3 million at September 30, 2010, and $339,000 with unrealized losses more than 12 months old.  As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

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

As of September 30, 2010, the net unrealized gain in the investment portfolio was $6.6 million compared to $223,000 in net unrealized gains as of December 31, 2009.  The increase in unrealized gains can be attributed to recently improved market stability, which has led to a decrease in treasuries interest rate spreads, and an increase in treasury rates.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans decreased to $2.35 billion at September 30, 2010, as compared with $2.37 billion at December 31, 2009.  Total loans net of unearned income and allowance for loan losses as a percentage of total assets was increased to 72.5% at September 30, 2010 from 68.8% at December 31, 2009.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	September 30, 2010	December 31, 2009
Construction	$70,808	$48,371
Real estate secured	1,999,216	1,979,704
Commercial and industrial	361,890	387,443
Consumer	17,062	17,234
Total loans(1)	2,448,976	2,432,752
Unearned Income	(4,932)	(5,311)
Gross loans, net of unearned income	2,444,044	2,427,441
Allowance for losses on loans	(99,022)	(62,130)
Net loans	$2,345,022	$2,365,311

Percentage breakdown of gross loans:
Construction	2.9%	2.0%
Real estate secured	81.6%	81.4%
Commercial and industrial	14.8%	15.9%
Consumer	0.7%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $41.2 million and $36.2 million at September 30, 2010 and December 31, 2009, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate remained unchanged at $2.0 billion both as of September 30, 2010 and December 31, 2009.  Real estate secured loans as a percentage of total loans were 81.6% and 81.4% at September 30, 2010 and December 31, 2009, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $47.8 million at September 30, 2010 and $41.3 million at December 31, 2009.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at September 30, 2010 decreased to $361.9 million, as compared with $387.4 million at December 31, 2009.  Commercial and industrial loans as a percentage of total loans were 14.8% at September 30, 2010, decreasing from 15.9% at December 31, 2009.

Consumer loans have historically represented less than 5% of our total loan portfolio.  The majority of consumer loans are concentrated in automobile loans, which we provide as a service only to existing customers. Because we believe that consumer loans present a higher risk compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007. Accordingly, as of September 30, 2010, our volume of consumer loans decreased by $200,000 from the prior year end. As of September 30, 2010, the balance of consumer loans was $17.1 million, or 0.7% of total loans, as compared to $17.2 million, or 0.7% of total loans as of December 31, 2009.

Construction loans represented less than 5% of our total loan portfolio as of September 30, 2010. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making construction related loans. However, construction loans increased to $70.8 million, or 2.9% of total loans, at the end of the third quarter of 2010, as compared with $48.4 million, or 2.0% of total loans at December 31, 2009.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of September 30, 2010.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	September 30, 2010
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$70,808	$—	$—	$70,808
Real estate secured	1,259,351	722,466	17,399	1,999,216
Commercial and industrial	353,199	8,691	—	361,890
Consumer	16,299	763	—	17,062
Gross loans	$1,699,657	$731,920	$17,399	$2,448,976

Loans with variable interest rates	$1,358,945	$—	$—	$1,358,945
Loans with fixed interest rates	$340,712	$731,920	$17,399	$1,090,031

A majority of the properties that are collateralized against our loans are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, and other NPAs.  NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal,  Other NPAs consist of properties, mainly other real estate owned (“OREO”), acquired by foreclosure or similar means that management intends to offer for sale.

On June 26, 2009, we acquired substantially all the assets and assumed substantially all the liabilities of Mirae Bank from the FDIC.  We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009.  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our following servicing procedures and satisfying certain other conditions as specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries.

The following is a summary of total non-performing loans and OREO on the dates indicated:

Non-performing Assets and Restructured Loans
(Dollars in Thousands)

	September 30, 2010	December 31, 2009	September 30, 2009
Total Nonaccrual loans: (1)
Real estate secured	$70,008	$63,571	$65,965
Commercial and industrial	6,303	5,805	11,379
Consumer	37	70	49
Total	76,348	69,446	77,393
Loans 90 days or more past due and still accruing:
Real estate secured	—	1,317	477
Commercial and industrial	304	—	295
Consumer	—	19	—
Total	304	1,336	772

Total non-performing loans	76,652	70,782	78,165

Repossessed vehicles	—	—	—
Other real estate owned	15,996	3,797	6,238
Total non-performing assets, net of SBA guarantee	$92,648	$74,579	$84,403

Performing troubled debt restructurings	52,182	64,612	66,257
Impaired restructured loans (2)	63,752	—	—
Performing troubled debt restructurings & impaired restructured loans	115,934	64,612	66,257

Non-performing loans as a percentage of total loans	3.14%	2.92%	3.20%

(1)   During the periods ended September 30, 2010, December 31, 2009, and September 30, 2009 no interest income related to these loans was included in interest income.

(2)   Modified loans that have experienced credit deterioration subsequent to modification that, and while currently performing, are deemed to be impaired.

For the purposes of the table below, loans and OREO covered under the loss-sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively.  Covered loans and covered OREO were recorded at estimated fair value on June 26, 2009.

The following is a summary of covered non-performing loans and OREO on the dates indicated:

Non-performing Covered Loans and Covered OREO
(Dollars in Thousands)

	September 30, 2010	December 31, 2009	September 30, 2009
Covered Nonaccrual loans: (1)
Real estate secured	$10,568	$15,554	$21,496
Commercial and industrial	3,031	2,773	3,511
Consumer	—	—	—
Total	13,599	18,327	25,007
Loans 90 days or more past due and still accruing:
Real estate secured	—	—	477
Commercial and industrial	—	—	295
Consumer	—	—	—
Total	—	—	772

Total non-performing loans	13,599	18,327	25,779

Repossessed vehicles	—	—	—
Other real estate owned	6,477	500	500
Total covered non-performing assets	$20,076	$18,827	$26,279

Performing troubled debt restructurings	2,160	9,175	10,494
Impaired restructured loans (2)	8,556	—	—
Performing troubled debt restructurings & impaired restructured loans	10,716	9,175	10,494

Covered non-performing loans as a percentage of total covered loans	6.17%	7.07%	9.38%

(1)   During the periods ended September 30, 2010, December 31, 2009, and September 30, 2009, no interest income related to these loans was included in interest income.

(2)   Modified loans that have experienced credit deterioration subsequent to modification that, and while currently performing, are deemed to be impaired.

The following table provides information with respect to the components of our non-performing (non-covered) assets as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guarantee portion for the gross non-performing assets):

Non-performing Non-covered Assets and Restructured Loans
(Dollars in Thousands)

	September 30, 2010	December 31, 2009	September 30, 2009
Non-covered Nonaccrual loans: (1)
Real estate secured	$59,440	$48,017	$44,469
Commercial and industrial	3,272	3,032	7,868
Consumer	37	70	49
Total	62,749	51,119	52,386
Loans 90 days or more past due and still accruing:
Real estate secured	304	1,317	—
Commercial and industrial	—	—	—
Consumer	—	19	—
Total	304	1,336	—

Total non-performing loans	63,053	52,455	52,386

Repossessed vehicles	—	—	—
Other real estate owned	9,519	3,297	5,738
Total non-covered non-performing assets, net of SBA guarantee	72,572	55,752	58,124

Guaranteed portion of non-performing SBA loans	13,058	13,421	11,583
Total gross non-covered non-performing assets	$85,630	$69,173	$69,707

Performing troubled debt restructurings	50,022	55,437	55,763
Impaired restructured loans (2)	55,196	—	—
Performing troubled debt restructurings & impaired restructured loans	105,218	55,437	55,763

Non-covered non-performing loans as a percentage of total non-covered loans	2.84%	2.42%	2.41%

(1)   During the periods ended September 30, 2010 and December 31, 2009, and September 30, 2009 no interest income related to these loans was included in interest income.

(2)         Modified loans that have experienced credit deterioration subsequent to modification that, and while currently performing, are deemed to be impaired.

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

As a result of the challenging economic conditions in the last few years, credit quality has continued to deteriorate in the past year. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. The downward movement of the macroeconomic environment affected our borrowers’ strength and our total NPLs, net of SBA guaranteed portion, increased to $76.7 million, or 3.14% of total loans at the end of the third quarter of 2010, as compared with $70.8 million, or 2.92% of total loans at December 30, 2009. The $5.9 million increase of NPLs from December 31, 2009 to September 30, 2010 was due to a $6.9 million increase in non-accrual loans, offset by a $1.0 million decrease in loans 90 days or more past due and still accruing.  Non-performing loans were also decreased in the third quarter of 2010 as a result of loan sale transactions in which both non-performing and delinquent loans with a total book value of $17.4.0 million were sold.

No interest income related to non-accrual loans was included in net income for the quarter and nine months ending September 30, 2010. Additional interest income of approximately $890,000 and $3.5 million would have been recorded during the quarter and nine months ending September 30, 2010, respectively, if these loans had been paid in accordance with their original terms and had been outstanding or, if not outstanding throughout the period, since origination.

Management also believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of September 30, 2010.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

Total charge-offs for the three months ending September 30, 2010 were $14.3 million compared with $8.2 million for the same period in 2009.  Charge-offs for the nine months ending September 30, 2010 were $37.3 million, an increase from $18.1 million in charge-offs for the same period in 2009.  For the first nine months of 2010 real estate loan charge-offs increased from $2.7 million at September 30, 2009 to $30.0 million at September 30, 2010 while commercial loan charge-offs decreased from $14.7 million to $7.1 million during the same period.  Charge-offs of consumer loans decreased from $649,000 at September 30, 2009 to $224,000 at September 30, 2010. For the quarter ending September 30, 2010 real estate secured charge-offs were $12.8 million, an increase from $1.9 at the quarter ending September 30, 2009.  Both commercial and industrial and consumer charge-offs were decreased to $1.5 million and $33,000, respectively, at the end of the third quarter of 2010, from $6.1 million and $191,000 at the end of the third quarter of 2009.

On a quarterly basis, we utilize a loan loss migration model and individual loan review analysis as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of loan losses history to determine historical losses by classification category for each loan type, except certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding loan balances.  Based on Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we record a reserve for loan commitments.

The individual loan review analysis is the other part of the allowance allocation process, applying specific monitoring policies and procedures in analyzing the existing loan portfolios. Further allowance assignments are made based on general and specific economic conditions, as well as performance trends within specific portfolio segments and individual concentrations of credit.

During the third quarter of 2010, the Company enhanced the overall allowance for loan losses methodology.  The key enhancements to our allowance methodology involved changes to our general valuation allowance calculation.  As a result of changes to our loan portfolio since the initial implementation of our allowance for loan losses methodology, enhancements were made to the migration model and qualitative adjustment calculation to better reflect the current environment and risk in the loan portfolio.  The enhancements to our historical loss rate calculation included a change in our analysis period from five to three years.  In addition, our qualitative adjustment matrix was enhanced to include updated risk factors and a new calculation method.  As a result of the enhancements to the allowance methodology, the general valuation allowance component of allowance for loan losses decreased by $804,000 to $64.8 million at September 30, 2010 compared to the previous quarter. The allowance for loan losses methodology enhancement did not have a significant impact on the ending allowance for loan losses figures.

We increased our allowance for losses on loans to $99.0 million at September 30, 2010, representing an increase of 59.4%, or $36.9 million from $62.1 million at December 31, 2009. With the increase of our non-performing loans, we have increased the ratio of allowance for losses on loans to total gross loans to 4.04% at September 30, 2010, as compared with the 2.56% at December 31, 2009.  Our total general reserve stands at $64.8 million and represents 2.7% of total gross loans at the end of September 30, 2010. Although management believes our allowance at September 30, 2010 was adequate to absorb losses from any known and inherent risks in the portfolio at that time, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Our allowance for losses on off-balance sheet items increased to $2.9 million at September 30, 2010, compared to $2.5 million at December 31, 2009, an increase of $400,000.

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for loan losses:
Balances at beginning of period	$91,419	$38,758	$62,130	$29,437

Actual charge-offs: *
Real estate secured	12,769	1,888	30,009	2,736
Commercial and industrial	1,539	6,134	7,094	14,703
Consumer	33	191	224	649
Total charge-offs	14,341	8,213	37,327	18,088

Recoveries on loans previously charged off:
Real estate secured	770	2	794	3
Commercial and industrial	179	189	1,442	495
Consumer	42	33	140	100
Total recoveries	991	224	2,376	598

Net loan charge-offs	13,350	7,989	34,951	17,490

FDIC Indemnification	2,954	—	5,645	—
Provision for losses on loan and loan commitments	17,999	23,966	66,198	42,788
Balances at end of year	$99,022	$54,735	$99,022	$54,735
Allowance for loan commitments:
Balances at beginning of period	$3,516	$1,221	$2,515	$1,243
Provision (credit) for losses on loan commitments	1	234	1,002	212
Balance at end of period	$3,517	$1,455	$3,517	$1,455

Ratios:
Net loan charge-offs to average total loans	0.56%	0.33%	1.47%	0.88%
Allowance for loan losses to total loans at end of period	4.05%	2.24%	4.05%	2.24%
Net loan charge-offs to allowance for loan losses at end of period	13.48%	14.60%	35.30%	31.95%
Net loan charge-offs to provision for losses on loans and loan commitments	74.17%	33.02%	52.01%	40.67%

* Charge-off amount for the three months ended September 30, 2010 includes net charge-offs of covered loans amounting to $415,000, which represents gross covered loan charge-offs of $1.6 million less FDIC receivable portion of $1.2 million. Charge-off amount for the nine months ended September 30, 2010 includes net charge-offs of covered loans amounting to $1.4 million, which represents gross covered loan charge-offs of $9.3 million less FDIC receivable portion of $7.9 million

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2010:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB advances	$42,282	$70,323	$—	$—	$—	$112,605
Junior subordinated debentures	752	10,725	—	77,321	—	88,798
Operating leases	3,433	5,994	4,998	5,264	—	19,689
Unrecognized tax benefit	—	—	—	—	398	398
Time deposits	1,291,900	82,669	19	—	—	1,374,588
Total	$1,338,367	$169,711	$5,017	$82,585	$398	$1,596,078

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of September 30, 2010 and December 31, 2009, we had commitments to extend credit of $280.0 million and $238.2 million, respectively.  Obligations under standby letters of credit were $10.5 million and $13.0 million at September 30, 2010 and December 31, 2009, respectively, and our obligations under commercial letters of credit were $11.1 million and $10.2 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit investments were $12.9 million at the end of the third quarter of 2010 compared to $11.5 million at the end of the fourth quarter of 2009.

In the normal course of business, we are involved in various legal claims. We have reviewed with counsel all legal claims against us and have taken into consideration the views of counsel as to the outcome of the claims.  In our opinion, the final disposition of all such claims will not have a material adverse effect on our financial position and results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds. Total deposits decreased to $2.71 billion at September 30, 2010, compared with $2.83 billion at December 31, 2009.

Total non-time deposits at September 30, 2010 increased to $1.35 billion in the first nine months of 2010, from $1.39 billion at December 31, 2009, and time deposits decreased to $1.36 billion at September 30, 2010 from $1.44 billion at December 31, 2009.

The decrease in deposits was primarily attributable to management’s planned reduction of higher cost money market and time deposits accounts and a push toward demand deposits in the second and third quarter of 2010.  Other time deposits or time deposits under $100,000 also decreased to $628.3 million at September 30, 2010 compared to $643.7 million at December 31, 2009. Compared to December 31, 2010, all deposits except for savings and interest check and demand deposits accounts were reduced as of September 30, 2010.

The average rate that we paid on time deposits in denominations of $100,000 or more for the third quarter of 2010 decreased to 1.32% from 2.28% in the same period of the prior year. In order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, in an effort to maximize our net interest margin and profitability.  In addition we plan to continue to reduce higher cost deposits in the fourth quarter of 2010.  Total cost of deposits also decreased from 2.04% for the quarter ending September 30, 2009 to 1.24% for the quarter ending September 30, 2010, a decrease of 80 basis points.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	September 30, 2010		December 31, 2009		September 30, 2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$438,346		$388,549		$374,744
Money market	858,437	1.17%	853,770	2.18%	677,234	2.41%
Super NOW	21,706	0.42%	21,971	0.65%	21,481	0.93%
Savings	78,848	2.99%	68,373	3.33%	62,090	3.39%
Time deposits in denominations of $100,000 or more	743,966	1.32%	862,805	1.91%	984,521	2.28%
Other time deposits	668,873	2.86%	592,336	2.27%	427,234	2.56%
Total deposits	$2,810,176	1.24%	$2,787,804	1.83%	$2,547,304	2.04%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2010 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$323,096
Over three months through six months	217,513
Over six months through twelve months	122,485
Over twelve months	68,782
Total	$731,876

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at September 30, 2010 and December 31, 2009.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first nine months of 2010, despite the ongoing weakness in the economy and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $453.3 million at September 30, 2010 from $385.2 million at December 31, 2009. We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will constantly monitor our deposit mix to minimize our cost of funds.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	September 30, 2010	December 31, 2009

Balance at quarter end	$110,000	$232,000
Average balance during the quarter	$117,913	$237,341
Maximum amount outstanding at any month-end	$118,000	$242,000
Average interest rate during the quarter	2.57%	3.05%
Average interest rate at quarter-end	2.46%	2.22%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at September 30, 2010 and December 31, 2009 totaled approximately $718.1 million and $923.4 million, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 22.2% and 26.9% at September 30, 2010 and December 31, 2009, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of September 30, 2010, our borrowing capacity from the FHLB was about $693.6 million and our outstanding balance was $110.0 million, or approximately 17.2% of our borrowing capacity.

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

As of September 30, 2010, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	September 30, 2010	December 31, 2009	September 30, 2009

Total capital to risk-weighted assets	8%	10%	15.56%	15.81%	15.82%
Tier I capital to risk-weighted assets	4%	6%	14.10%	14.37%	14.29%
Tier I capital to average assets	4%	5%	10.01%	9.77%	10.03%

Wilshire State Bank

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	September 30, 2010	December 31, 2009	September 30, 2009

Total capital to risk-weighted assets	8%	10%	15.17%	15.73%	15.63%
Tier I capital to risk-weighted assets	4%	6%	13.71%	14.29%	14.10%
Tier I capital to average assets	4%	5%	9.73%	9.71%	9.90%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. As of September 30, 2010, the Company’s total Tier 1 capital (which includes our equity capital, plus junior subordinated debentures, less goodwill and intangibles) was $333.1 million, as compared with $331.4 million as of December 31, 2009. For the Bank level, Tier 1 capital was $323.6 million as of September 30, 2010, compared with $329.3 million as of December 31, 2009.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of September 30, 2010 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2010
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,456,808	$242,849	$731,920	$17,399	$2,448,976
Investment securities	1,605	9,261	241,949	114,709	367,524
Federal funds sold and cash equivalents	201,006	—	—	—	201,006
Interest-earning deposits	—	—	—	—	—
Total	$1,659,419	$252,110	$973,869	$132,108	$3,017,506

Interest-bearing liabilities:
Savings deposits	$81,139	$—	$—	$—	$81,139
Time deposits of $100,000 or more	323,096	348,762	60,018	—	731,876
Other time deposits	184,547	431,176	12,622	—	628,345
Other interest-bearing deposits	812,055	—	—	—	812,055
FHLB advances and other borrowings	21,547	40,000	70,000	—	131,547
Junior Subordinated Debenture	71,857	15,464	—	—	87,321
Total	$1,494,241	$835,402	$142,640	$—	$2,472,283

Interest rate sensitivity gap	$165,178	$(583,292)	$831,229	$132,108	$545,223
Cumulative interest rate sensitivity gap	$165,178	$(418,114)	$413,115	$545,223
Cumulative interest rate sensitivity gap ratio (based on total assets)	5.11%	-12.93%	12.78%	16.87%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of September 30, 2010.  All assets presented in this table are held-to-maturity or available-for-sale.  At September 30, 2010, we had no trading investment securities:

Change (in basis points)	Net Interest Income (next twelve months) (Dollars in Thousands)	% Change	NPV (Dollars in Thousands)	% Change
+200	$124,838	-0.42%	$349,942	-0.92%
+100	124,279	-0.86%	358,378	1.47%
0	125,360	—	353,191	—
-100	127,500	1.71%	326,676	-7.51%
-200	128,901	2.82%	302,636	-14.31%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%.  In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.  Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms will be submitted to the Seoul G20 Leaders Summit in November, 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and the Bank in light of Basel III.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. The increase in nonperforming loans and resulting decline in earnings could deplete our capital, leaving the Company undercapitalized. As a result of downturns in the economy in recent years, our non-performing loans were $78.7 million at September 30, 2009 and $70.8 million at December 31, 2009 and $76.7 million at September 30, 2010.

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted Mirae Bank acquisition may be non-recurring or finite in duration.

On June 26, 2009, we acquired the banking operations of Mirae Bank from the FDIC. Through the acquisition, we acquired approximately $395.6 million of assets and assumed $374.0 million of liabilities.  The Mirae Bank acquisition was accounted for under the purchase method of accounting and we recorded a bargain purchase gain totaling $21.7 million as a result of the acquisition.  This gain was included as a component of noninterest income on our statement of income for 2009.  The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities.  The bargain purchase gain resulting from the acquisition was a one-time, extraordinary gain that is not expected to be repeated in future periods.

In addition, the loans that we acquired from Mirae Bank were acquired at a $54.9 million discount.  This discount is amortized and accreted to interest income on a monthly basis.  However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income.  During 2009, accretion of $6.7 million on loans purchased at a discount was recorded as interest income.  During the first six months of 2010, accretion of $2.5 million was recorded as interest income.  As of June 30, 2010, the balance of the carrying value of our discount on loans was $20.6 million, which has decreased by $10.3 million from its carrying value of $30.9 million as of December 31, 2009 and by $34.3 million from its initial value of $54.9 million.  We expect the continued reduction of discount accretion recorded as interest income in future quarters.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

We acquired significant portfolios of loans in the Mirae Bank acquisition. Although these loans were marked down to their estimated fair value, there is no assurance that the acquired loans will not suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquired from Mirae Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

Although we have entered into loss sharing agreements with the FDIC which provide that a significant portion of losses related to the assets acquired from Mirae Bank will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those assets. Additionally, the loss sharing agreements have limited terms.  Therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

The Company must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of June 30, 2009, $235.6 million, or 6.86%, of the Company’s assets were covered by the FDIC loss sharing agreement.  No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

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

WILSHIRE BANCORP, INC.

Date: November 8, 2010	By:	/s/ Alex Ko
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