Form 10-K
period 2010-12-31
WILSHIRE BANCORP INC
filed 2011-03-16
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $171.8 million (computed based on the closing sale price of the common stock at $8.75 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock of the registrant outstanding as of February 28, 2010 was 29,477,778.

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as the "Bank." Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, the Bank has 24 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 6 loan production offices, or "LPOs", utilized primarily for the origination of loans under our Small Business Administration, or "SBA", lending program in Colorado, Georgia, Texas (2 offices), New Jersey, and Virginia.

        Wilshire State Bank is an insured bank up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At

December 31, 2010, we had approximately $3.0 billion in assets, $2.3 billion in total loans, and $2.5 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic populations of Southern California, Dallas-Fort Worth, New Jersey, and the New York metropolitan area. Our client base reflects the ethnic diversity of these communities.

        To address the needs of our multi-ethnic customers, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language of our customers assists us in tailoring products and services for our customers' needs.

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations component of our website, where such filings are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition to our SEC filings, our Code of Professional Conduct, and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Internal Investigation

        We recently conducted an internal investigation with assistance of outside independent professional firms and the Company's internal audit department. The scope of the Company's internal investigation was extensive and included loan related activities and other matters involving improper activities of a certain loan officer. This loan officer is no longer with the Company. As a result of the investigation, management discovered a significant deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with the former loan officer. Specifically, these processes lacked effective supervision and oversight and the Company's operating efficiencies were hindered by the former chief executive officer and other management personnel. Our former chief executive officer resigned following the revelation of these activities to our board of directors. On February 18, 2011, we hired a new president and chief executive officer, Jae Whan Yoo.

        In addition, the internal investigation concerning the improper activities of a former loan officer, lack of supervision and oversight by management, and the deficiencies in loan underwriting, approvals, renewals and asset sales resulted in a material adjustment of an increase in allowance for loan losses of $3.2 million and an $18.1 million increase in provision for loan losses which reduced net income of the Company by $10.3 million, net of tax within the 2010 annual consolidated financial statements following the Company's fourth quarter and year-end earnings release, dated January 24, 2011. The consolidated financial statements contained in this Annual Report on Form 10-K reflect such material adjustments.

        Management determined that these control deficiencies, combined with the material adjustment to the Company's allowance for loan loss and related provision for loan losses, constitute a material weakness in the Company's internal control over financial reporting. As a result, management has taken remedial measures to improve such deficiencies, including, among others, restructuring its lending department to shift the focus from marketing to credit quality control and enhancing its loan documentation and underwriting procedures. For more information regarding the material weakness and the Company's remedial actions, see "Item 9A. Management's Report on Internal Controls Over Financial Reporting."

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

        Our expansion plans for 2011 are influenced by the changing conditions in the U.S. economy and the findings of our internal investigation. The rapid deterioration of the U.S. economy several years ago was triggered by the slowdown of the housing market and emergence of subprime and credit crisis in mid-2007. The failures of banks, mortgage lenders, insurance companies, and major financial institutions in 2008 further added pressure to the economy and started a trend of global recession. This "financial crisis" primarily reflects the significant and broad-based illiquidity in the residential real estate and credit markets. The domino effect of the U.S. financial crisis has now become a global problem, as many institutions worldwide are financially interlinked. Although there have been recent signs of economic improvement, many analysts predict the current financial crisis will extend into 2011 as well. In addition, our internal investigation revealed some deficiencies in our loan underwriting, origination and renewal processes. As a result, we are shifting our focus from marketing to improving our loan portfolio and credit quality control.

        In 2011, we plan to closely monitor and review the loan production levels of our branches and LPOs. We expect to closely evaluate the need for the continued existence of our LPOs. Partially as a result of our internal investigation, we have taken remedial efforts to improve and enhance our loan origination and underwriting procedures, including the segregation of personnel and responsibilities related to loan sales from personnel and responsibilities related to loan underwriting processes. This separation resulted in a renewed focus for 2011 on the underwriting of loans. We will act with prudence in our lending practice and closely follow our improved underwriting policies and procedures in extending credit. Consistent with our focus of quality lending, we expect the level of lending activities to decrease relative to prior years, but we expect our loan portfolio quality to improve.

Business Segments

        We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

        Banking Operations ("Operations")—The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

        Small Business Administration Lending Services—The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

        Trade Finance Services—Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

  •
  Commercial—An undertaking by the issuing bank to pay for a commercial transaction.

  •
  Standby—An undertaking by the issuing bank to pay for the non-performance of an applicant.

  •
  Documentary Collections—A means of channeling payment for goods through a bank in order to facilitate passing of funds. The bank (banks) involved acts as a conduit through which the funds and documents are transferred between the buyer and seller of goods.

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

  •
  SBA lending, and

  •
  consumer loans, and

  •
  construction lending

  Loan Procedures

        Loan applications may be approved by the Director Loan Committee of our Bank Board of Directors, by our management, or lending officers to the extent of their lending authority. Our Bank Board of Directors authorizes our lending limits. The President and Chief Credit Officer of the Bank are responsible for evaluating the lending authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

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

        At December 31, 2010, our authorized legal lending limit was $62.4 million for unsecured loans, plus an additional $41.6 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2010 totaled $416.2 million.

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

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. We also offer fixed rate commercial mortgage loans with maturities that do not exceed 7 years. At December 31, 2010, real estate loans constituted approximately 85.3% of our loan portfolio.

        Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% at origination of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

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

        Our total home mortgage loan portfolio outstanding at the end of 2010 and 2009 was $47.7 million and $41.3 million, respectively. Residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages stood at $944,000 and $1.2 million, respectively, at December 31, 2010. These amounts include loans held temporarily for sale or refinancing. At December 31, 2009, these same loan categories were $1.9 million and $1.2 million, respectively.

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

        SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 54.7% 8.9%, and 10.9% of our total net revenue for 2010, 2009 and 2008, respectively.

        Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated personal line of credit and installment loans to individuals. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion automobile loans are made to existing loan or deposit customers. Because consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007.

        Our consumer loan production has historically been comparatively small, and has always represented less than 5% of our total loan portfolio. As of December 31, 2010, our consumer loan portfolio represented 0.7% of the loan portfolio, unchanged from December 31, 2009.

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

Trade Finance Services

        Our Trade Finance Department is part of our business and assists our import/export customers with their international business needs. The department primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

  •
  Commercial—An undertaking by the issuing bank to pay for a commercial transaction.

  •
  Standby—An undertaking by the issuing bank to pay for the non-performance of applicant.

  •
  Documentary Collections—A means of channeling payment for goods through a bank in order to facilitate passing of funds. The bank (banks) involved acts as a conduit through which the funds and documents are transferred between the buyer and seller of goods.

        Services offered by the Trade Finance Department include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advising and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $985 thousand, $1.2 million, and $1.2 million in 2010, 2009, and 2008, respectively.

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

        As a member of the Federal Home Loan Bank "FHLB" system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2010, we owned $18.5 million in FHLB stock. As of December 31, 2009, FHLB stopped dividend payments on their stock. We believe that the FHLB stock is currently not impaired, as the par value of the investment can be recovered upon sale of the stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on selected loans in our portfolio and may be also secured by other assets, mainly consisting of securities which are obligations of or guaranteed by the U.S. government. At December 31, 2010, our borrowing capacity with the Federal Home Loan Bank was approximately $604.4 million, with $135.0 million in borrowings outstanding, and $469.4 million in capacity remaining.

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

Competition

  Regional Branch Competition

        We currently operate 24 branch offices, 18 in California, 2 in Texas, 1 in New Jersey, and 3 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the ethnic diversity of these communities.

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

  Regional Loan Production Office Competition

        We currently operate LPOs, in Aurora, Colorado (the Denver area); Atlanta, Georgia; Denver, Colorado; Dallas, Texas; Houston, Texas; and Annandale, Virginia. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of a continued slowing of the U.S. economy and a further decrease in real estate market activity and as a result of our internal investigations, we plan to maintain a balance of market coverage and operating costs. In 2011, we plan to grow our lending business cautiously with a focus on credit quality and safety.

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

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85.3% of our loan portfolio at December 31, 2010 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 392 full time equivalent employees (388 full-time employees and 17 part-time employees) as of December 31, 2010. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

        Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Act (as defined below) codified this policy as a statutory requirement. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

        Pursuant to a Letter Agreement dated December 12, 2008 and a Securities Purchase Agreement—Standard Terms attached thereto (collectively, the "TARP Agreements"), we issued to the U.S. Treasury (i) 62,158 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the "Series A Preferred Stock") and (ii) a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. This resulted from our voluntary participation in the Capital Purchase Program of the U.S. Treasury's Troubled Asset Relief Program, or "TARP." The TARP Agreements place limits on, among other things, our ability to pay dividends on our common stock during the time that shares of our Series A Preferred Stock are outstanding. In addition, in connection with its TARP participation, the Federal Reserve Board may require the Company to defer its dividend payments on its Series A Preferred Stock and trust preferred securities. For more information on restrictions related to the Series A Preferred Stock, see the section of this report entitled, "Regulation and Supervision—The TARP Capital Purchase Program."

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

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2010, our Tier 1 risk-based capital ratio was 12.61% and our total risk-based capital ratio was 14.00%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2010, our leverage ratio was 9.18%.

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

        FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

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

  Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Bank's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection ("CFPB"), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

  •
  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

  •
  Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

  •
  Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all insured depository institutions.

  •
  Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.

  •
  Require the Office of the Comptroller of the Currency (the "OCC") to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

  •
  Require financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

  •
  Mandate certain corporate governance and executive compensation matters be implemented, including (i) an advisory vote on executive compensation by a public company's stockholders; (ii) enhancement of independence requirements for compensation committee members; (iii) adoption of incentive-based compensation clawback policies for executive officers; and (iv) adoption of proxy access rules allowing stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions accounts.

  •
  Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed below.

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

        The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

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

        FDICIA also divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank was classified as "well-capitalized" as of December 31, 2010.

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

        Funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

        In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

        As required by the Dodd-Frank Act, the FDIC also revised the deposit insurance assessment system, effective April 1, 2011, to base assessments on the average total consolidated assets of insured depository institutions during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, only deposits are included in determining the premium paid by an institution. This base assessment change necessitated that the FDIC adjust the assessment rates to ensure that the revenue collected under the new assessment system, will approximately equal that under the existing assessment system.

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

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. With limited exceptions, California law currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. The Bank currently has branches located in the States of California, Texas, New Jersey and New York. Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently prohibits de novo branching into the state of California. However, under the Dodd-Frank Act, branching requirements have been relaxed so that state banks have the ability to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

  Mortgage Banking Operations

        The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and the regulations promulgated there-under which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California DFI, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. Wilshire State Bank is an approved Housing and Urban Development or ("HUD") lender or mortgagee and as such we must report to the Department of Housing and Urban Development. On an annual basis we are required to report our annual, audited financial and non-financial information necessary for HUD to evaluate compliance with the Fair Housing Act or ("FHA") requirements.

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

  Capital Requirements

        Holding Company and Bank. At December 31, 2010, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See Note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2010.

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

        In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as "Basel III." Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

        When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

  •
  a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer,"

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

  •
  a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

  •
  a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

        Basel III also includes the following significant provisions:

  •
  An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

  •
  Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

  •
  Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

  •
  For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write-off or conversion, or without an injection of capital from the public sector.

        Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

        In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing "floor" of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

        Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we discovered and disclosed material weaknesses and significant deficiencies in our internal control. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. Significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the Company's financial reporting.

        As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Select Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

        Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. The increase in non-performing loans and resulting decline in earnings could deplete our capital, leaving the Company undercapitalized. As a result of downturns in the economy in recent years and a material weakness discovered in our internal controls over financial reporting for the year ended December 31, 2010, our non-performing loans have increased from $15.6 million at the end of 2008, to $70.8 million at the end of 2009, and to $71.2 million at the end of 2010. Delinquent loans, or loans still accruing but past due by 30 days or more, totaled $34.5 million at December 31, 2010, representing a decrease of $6.2 million, or 15.2%, from December 31, 2009. In 2010 management took proactive actions to reduce non-performing and other problem assets through the sale of commercial real estate loans. However, while the sale of problems loans effectively improves the credit quality of the loan portfolio, losses associated with sale of loans at a discount can result in increased charge-offs and provision for loan losses and thereby reduces earnings and capital. In 2010, approximately 49.1% of total charge-offs were related to the sale of commercial real estate loans.

Increases in our allowance for loan losses could materially affect our earnings adversely.

        Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. However, actual loan losses could increase significantly as the result of changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond our control. In addition, actual loan losses could increase significantly as a result of deficiencies in our internal controls over financial reporting. Thus, such losses could exceed our current allowance estimates. Either of these occurrences could materially affect our earnings adversely.

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

        In 2008, Federal Reserve Board reduced the federal funds rate seven times. As of January 1, 2008, the federal funds rate was 4.25%. By December 11, 2008, the federal funds rate had been reduced to current rate of 0.00% to 0.25%. The series of reductions in the federal funds rate during 2008 effectively lowered our average interest rate for 2008 and 2009.

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

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2010 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was -$7.3 million, and therefore no dividends can be paid without regulatory approval.

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

        Because we are substantially dependent on dividends from the Bank in order to make the periodic payments due under the terms of the Junior Subordinated Debentures issued in 2003, 2005 and 2007, and the terms of the Series A Preferred Stock issued in 2008, in the event that the Bank is unable to pay dividends to Wilshire Bancorp for any significant period of time, then we may be unable to pay the amounts due to the holders of these Junior Subordinated Debentures and the U.S. Treasury. Currently, the Bank is unable to pay dividends to the Company without prior regulatory approval. If such approval is withheld, then the Company may not have sufficient funds with which to pay the amounts due to the holders of the Junior Subordinated Debentures and the U.S. Treasury.

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

        In addition, the loans that we acquired from Mirae Bank were acquired at a $54.9 million discount. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. During 2009, accretion of $6.7 million on loans purchased at a discount was recorded as interest income. During the first six months of 2010, accretion of $2.5 million was recorded as interest income. As of December 31, 2010, the balance of the carrying value of our discount on loans was $13.6 million, which has decreased by $17.3 million from its carrying value of $30.9 million as of December 31, 2009 and by $41.3 million from its initial value of $54.9 million. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

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

        The Company must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of June 30, 2009, $235.6 million, or 6.86%, of the Company's assets were covered by the FDIC loss sharing agreement. No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

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

The effect of the U.S. Government's response to the financial crisis remains uncertain.

        In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government has taken legislative and other action intended to restore financial stability and economic growth. On October 3, 2008, then President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). Among other things, the EESA established the Troubled Asset Relief Program, or TARP. Under TARP, the United States Treasury Department (the "Treasury Department") was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced a program under EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the "TARP Capital Purchase Program"). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA's restrictions on compensation of executives of financial institutions and others participating in the TARP. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets. The FDIC created a program to guarantee, on specified conditions, certain indebtedness and noninterest-bearing transaction accounts of participating insured depository institutions for limited periods. After permitting some of its emergency programs to lapse during the first half of the year, in November, 2010, the Federal Reserve Board implemented a further program of quantitative easing involving the purchase of an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. In addition, on December 17, 2010, President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the "2010 Tax Relief Act") which is intended to stimulate the economy. Among other things, the 2010 Tax Relief Act contained two-year extensions of the Bush era tax cuts and of Alternative Minimum Tax relief, a two-percentage point reduction in employee-paid payroll taxes and self-employment tax for 2011, new incentives for investment in machinery and equipment, estate tax relief, and a significant number of tax breaks for individuals and businesses.

        In addition, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930's. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Finance Protection Bureau having powers formerly split among different regulatory agencies, extensive changes to the regulation of mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the existing prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a "sunset date" of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act provisions have delayed effective dates that have not yet occurred, while others require implementing regulations of Federal agencies that have not yet been adopted. There can be no assurance as to the actual impact of the EESA, the ARRA, the 2010 Tax Relief Act, the Dodd-Frank Act and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets or the broader economy. A failure to stabilize the financial markets, and a continuation or worsening of the current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

        We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our existing capital resources at the Bank are sufficient to satisfy the Bank's capital requirements for the foreseeable future and will be sufficient to offset any problem assets. However, should our asset quality erode and require significant additional provision, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to support the Bank. In addition, we are subject to separate capital requirements and needs at the holding company. While we are in compliance with capital requirements at the holding company, there may be reasons in the future why we would determine to increase our capital levels at the holding company. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to operate in substantially the same manner as we have before, including the payment of dividends at the bank and holding company levels, could be materially impaired.

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

        At December 31, 2010, approximately 85.3% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and flooding attributed to the weather phenomenon known as "El Nino." In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions in 2008 and 2009. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

        Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. In November 2007, our former Executive Vice President and Chief Financial Officer, resigned. Following his resignation, we engaged his replacement in April 2008. In addition, our Senior Vice President and Controller, was promoted to Senior Vice President and Deputy Chief Financial Officer in conjunction with the appointment of our new Chief Financial Officer. Furthermore, effective January 1, 2008, our former President and Chief Executive Officer retired. However, in connection with his retirement, we have entered into a consulting agreement providing for his continued service as an advisor for the Bank until May 2009. Following the retirement of our former Chief Executive Officer, we promoted our previous Executive Vice President and Chief Lending Officer to the position of President and Chief Executive Officer; and our prior Executive Vice President and SBA Manager, was promoted to Chief Lending Officer. The Company's Chief Marketing Officer was terminated in December 2010, and the position remains open. Effective February 18, 2011 our President and Chief Executive Officer resigned after which a new President and Chief Executive Officer was immediately appointed the position on the same day. In March of 2011, the Chief Lending Officer also resigned and his position still remained open.

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

        We may encounter problems in managing our future growth. Our total assets at December 31, 2010, 2009, and 2008 were $2.97 billion, $3.44 billion, and $2.45 billion, respectively, representing a decrease of $465.5 million or 13.6% in 2010, and an increase of $986.0 million, or 40.24% in 2009. No assurance can be provided that we will be able to identify a suitable acquisition target or consummate any such acquisition. Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings, and control costs. We currently do not intend to consider additional "de novo" branches and LPOs or to investigate opportunities to acquire or combine with other financial institutions that would complement our existing business, as such opportunities may arise and be consistent with our deliberate expansion strategy. Any failure by us to accomplish these goals could risk interruptions in our business plans and could also adversely affect current operations.

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

        As of February 26, 2011, our directors and executive officers, together with their respective affiliates, beneficially owned approximately 33% of our outstanding voting common stock (not including vested option shares). As a result, such shareholders may have the ability to significantly influence the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger or sale of all or substantially all of our assets. We can provide no assurance that the investment objectives of such shareholders will be the same as our other shareholders.

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

We may experience a valuation allowance on deferred tax assets.

        At December 31, 2010, the Company had a total of $46.4 million in deferred tax assets, $33.6 million in Federal deferred tax assets, and $12.8 million in State deferred tax assets. In light of the net loss experienced in 2010, there may be a chance that some or all of the deferred tax assets will not be realized in the future. The realization of the deferred tax assets is dependent upon whether there will be sufficient future taxable income to realize the deferred tax assets within the carryback or carryforward period available under tax laws. If at any time, all or a portion of the deferred tax assets are not expected to be realized, a valuation allowance is required to reduce the deferred tax asset balance and reduce net income. No assurance can be given that the Company will not record a valuation allowance in future periods.

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

We are subject to various regulatory requirements, expect to be subject to a memorandum of understanding and may be subject to future additional regulatory restrictions and enforcement actions.

        Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the California DFI and the Federal Reserve Board, and separately the FDIC as insurer of the Bank's deposits, have authority to compel or restrict certain actions if the Bank's capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or is otherwise operating in an unsafe and unsound manner. Among other matters, the corrective actions may include, but are not limited to, requiring us or the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; terminating the Bank's FDIC insurance; requiring us to enter into a strategic transaction, whether by merger or otherwise; and taking possession of and closing and liquidating either or both of the Banks.

        In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets and our recent operating results, we are subject to increased regulatory scrutiny as well as increased FDIC premiums as a result of the potential risk of loss in our loan portfolio. Following the regulators' most recent examination of the Bank in 2010 and the Federal Reserve examination of the Company during 2010 as well, we and the Bank expect to become subject to a Memorandum of Understanding (MOU) with the California DFI and the FDIC. We expect that, under the MOU, the Bank will be required, among other things, to develop and implement plans to reduce commercial real estate concentrations; to improve asset quality and reduce classified assets; to improve profitability; and to increase Tier 1 leverage capital above what is currently required of the Bank. In addition, we expect to be required to retain management and directors acceptable to the California DFI and the FDIC. Lastly, it is expected that the Bank will not be able to pay cash dividends to the Company without prior approval from the FDIC and California DFI. No assurance can be given that our current management and directors are acceptable to the California DFI or the FDIC, that we will be able to retain or engage management and directors who are acceptable to the California DFI or the FDIC or that we will be able to meet the requirements of the memoranda in a timely manner.

        If we are unable to meet the requirements of the expected memoranda from the Washington DFI and the FDIC in a timely manner, we could become subject to additional supervisory action, including a consent order. If our banking supervisors were to take such additional supervisory action, we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. In addition, the FDIC has the power to deem the Bank to be only "adequately capitalized" even though its capital ratios meet the well capitalized standard. In such event, the Bank would be prohibited from using brokered deposits, which have been a source of funds for us in recent years, and rates on deposits would be limited to market rates determined by the FDIC, potentially adversely affecting our liquidity. The terms of any such corrective action could have a material negative effect on our business, our financial condition and the value of our common stock. Additionally, there can be no assurance that we will not be subject to further supervisory action or regulatory proceedings.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorizes the issuance of 80,000,000 shares of common stock. As of February 28, 2011, there were approximately 29,477,778 shares of our common stock issued and outstanding, 1,091,800 shares of our authorized but unissued shares of common stock are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," 949,460 shares of our authorized but unissued shares of common stock are reserved for issuance upon exercise of the warrant that we issued to the U.S. Treasury in connection with our participation in the TARP Capital Purchase Program, plus an additional 203,680 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 48,119,536 shares of our common stock remain authorized (not reserved for stock options and are available for future issuance and sale) at the discretion of our Board of Directors.

Shares of our preferred stock previously issued and preferred stock issued in the future could have dilutive and other effects.

        On December 12, 2008, we received $62,158,000 from the U.S. Treasury as part of the federal government's Capital Purchase Program. In exchange for the federal funding, we issued 62,158 shares of Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, to the U.S. Treasury. As of February 28, 2011, there were of 62,158 shares of our Series A Preferred Stock that were issued and outstanding.

        Shares of our preferred stock eligible for future issuance and sale also could have a dilutive effect on the market for the shares of our common stock, especially because of the fact that the preferred shares would have seniority with respect to our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. As of December 31, 2010, the total number of shares of authorized but unissued preferred stock was 4,937,842. The Board of Directors could authorize the issuance of such preferred shares at any time in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock may be determined by resolution of our Board of Directors without the need for shareholder approval.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consists of approximately 45,952 square feet as of the date of this report. This lease expires March 31, 2015, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rents for this lease is currently $55,725.

        We have 24 full-service branch banking offices in Southern California, Texas, New Jersey, and New York. We also lease 6 separate LPOs in Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; Fort Lee, New Jersey; and Annandale, Virginia. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire Office	Leased	7,426	N/A	$10,768	Branch Office	March 2015
3200 Wilshire Blvd. Suite 103						[w/right to extend for two
Los Angeles, CA						consecutive 5-year periods]

Rowland Heights Office	Leased	2,860	N/A	$8,729	Branch Office	May 2011
19765 E. Colima Road						[w/right to extend for two
Rowland Heights, CA						consecutive 5-year periods]

Western Office	Leased	4,950	N/A	$25,165	Branch Office	June 2015
841 South Western Ave.						[w/right to extend for one
Los Angeles, CA						5-year period]

Olympic Office	Leased	9,247	N/A	$13,871	Branch Office	August 2019
2140 West Olympic Blvd.						[w/right to extend for two
Los Angeles, CA						5-year period]

Valley Office	Leased	7,350	N/A	$11,760	Branch Office	October 2017
8401 Reseda Blvd.						[w/right to extend for two
Northridge, CA						consecutive 5-year periods]

Van Nuys	Leased	1,150	N/A	$2,243	Branch Office	March 2015
9700 Woodman Ave., # A-6						[w/right to extend for two
Arleta, CA						consecutive 5-year periods]

Downtown Office	Leased	5,500	N/A	$15,400	Branch Office	June 2019
401 East 11th St. Suite 207-211						[w/right to extend for two
Los Angeles, CA						5-year period]

Cerrito Office	Leased	5,702	N/A	$9,000	Branch Office	January 2017
17500 Carmenita Road						[w/right to extend for two
Cerritos, CA						5-year period]

Gardena Office	Leased	4,150	N/A	$11,509	Branch Office	November 2010
15435 South Western Ave. St. 100						[w/right to extend for two
Gardena, CA						consecutive 5-year periods]

Rancho Cucamonga Office	Leased	3,000	N/A	$5,850	Branch Office	November 2015
8045 Archibald Ave.						[w/right to extend for two
Rancho Cucamonga, CA						consecutive 5-year periods]

City Center Office	Leased	3,538	N/A	$17,690	Branch Office	February 2012
3500 West 6th Street #201						[w/right to extend for three
Los Angeles, CA						consecutive 5-year periods]

Irvine Office	Leased	1,960	N/A	$10,450	Branch Office	June 2013
14451 Red Hill Ave.						[w/right to extend for one
Tustin, CA						5-year period]

Mid-Wilshire Office	Leased	3,382	N/A	$11,136	Branch Office	December 2012
3832 Wilshire Blvd.
Los Angeles, CA

Property	Ownership Status	Square Feet	Purchase Price	Monthly Rent*	Use	Lease Expiration
Fashion Town Office	Leased	3,208	N/A	$6,163	Branch Office	March 2014
1300 S. San Pedro Street						[w/right to extend for two
Los Angeles, CA						consecutive 5-year periods]

Fullerton Office	Leased	1,440	N/A	$4,579	Branch Office	July 2011
5254 Beach Blvd.						[w/right to extend for two
Buena Park, CA						consecutive 5-year periods]

Huntington Park Office	Purchased	4,350	$710,000	N/A	Branch Office	N/A
6350 Pacific Blvd.	in 2000
Huntington Park, CA

Torrance Office	Leased	2,360	N/A	$7,309	Branch office	June 2019
2390 Crenshaw Blvd. #D						[w/right to extend for two
Torrance, CA						consecutive 5-year periods]

Garden Grove Office	Purchased	2,549	$1,535,500	N/A	Branch Office	N/A
9672 Garden Grove Blvd.	in 2005
Garden Grove, CA

Manhattan Office	Leased	7,544	N/A	$31,900	Branch Office	September 2019
308 Fifth Ave.						[w/right to extend for one
New York, NY						consecutive 5-year periods]

Bayside Office	Leased	2,445	N/A	$14,061	Branch Office	April 2012
210-16 Northern Blvd.						[w/right to extend for three
Bayside, NY						consecutive 5-year periods]

Flushing Office	Leased	2,300	N/A	$13,792	Branch Office	December 2018
150-24 Northern Blvd.						[w/right to extend for two
Flushing, NY						consecutive 5-year periods]

Fort Lee Office	Leased	2,264	N/A	$10,793	Branch Office	May 2017
215 Main Street						[w/right to extend for one
Fort Lee, NJ						5-year period]

Dallas Office	Purchased	7,000	$1,325,000	N/A	Branch	N/A
2237 Royal Lane	in 2003				Office & LPO
Dallas, Texas					Office

Denver Office	Leased	1,135	N/A	$1,561	LPO Office	September 2011
2821 S. Parker Road #415						[w/right to extend for one
Aurora, CO						3-year period]

Atlanta Office	Leased	924	N/A	$1,800	LPO Office	December 2011
4864 Jimmy Carter Blvd., #202						[w/right to extend for
Norcross, GA						one 1-year period]

Houston Office	Leased	1,096	N/A	$2,192	LPO Office	March 2011
9801 Westheimer #801						[w/right to extend for one
Houston, TX						3-year period]

Fort Worth Office	Purchased	3,500	$1,100,000	N/A	Branch Office	N/A
7553 Boulevard 26
N. Richland Hills, TX

Annandale Office	Leased	1,150	N/A	$2,106	LPO Office	May 2012
7535 Little River Turnpike #310A
Annandale, VA

*
Monthly rent is based on figures at December 31, 2010

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

        No loss contingency has been recorded in any period presented in the financial statements because such losses are either not probable or reasonably estimable (or both) at the present time. Such matters are subject to many uncertainties and their ultimate outcomes are not predictable with assurance. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. At this time, management has not concluded whether the final resolution of any of these matters will have a material adverse effect upon the financial statements.

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

        The information in the following table sets forth, for the quarters indicated, the high and low closing sale prices for the common stock as reported on the NASDAQ Global Select Market:

	Closing Sale Price
	High	Low
Year Ended December 31, 2010
First Quarter	$11.83	$7.85
Second Quarter	$11.64	$8.75
Third Quarter	$8.55	$6.07
Fourth Quarter	$7.85	$6.46
Year Ended December 31, 2009
First Quarter	$8.99	$3.34
Second Quarter	$6.56	$3.95
Third Quarter	$9.43	$5.75
Fourth Quarter	$8.50	$6.42

        On February 28, 2011, the closing sale price for the common stock was $6.61, as reported on the NASDAQ Global Select Market.

Shareholders

        As of February 28, 2011, there were 148 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

        It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our common shareholders beginning in the first quarter of 2005. In light of recent increased credit cost associated with the increase in non-performing loans, the Board of Directors approved a temporary suspension of our common stock dividend after the first quarter of 2010. While we currently pay cash dividends to the holders of our Series A Preferred Stock pursuant to our agreements under the TARP Capital Purchase Program, all dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. It is also possible that the Federal Reserve Board may require us to defer dividend payments on our Series A Preferred Stock and trust preferred securities. Any dividend to our common shareholders must also comply with the restrictions in our outstanding Junior Subordinated Debentures and our Series A Preferred Stock described earlier in this Report, as well as applicable bank regulations.

        The following table shows cash dividends to our common shareholders declared by Wilshire Bancorp the two years ended December 31, 2010:

Declaration Date	Payable Date	Record Date	Amount
February 23, 2009	April 15, 2009	March 31, 2009	$0.05 per share
May 28, 2009	July 15, 2009	June 30, 2009	$0.05 per share
August 28, 2009	October 15, 2009	September 30, 2009	$0.05 per share
November 23, 2009	January 15, 2010	December 31, 2009	$0.05 per share
February 23, 2010	April 15, 2010	March 31, 2010	$0.05 per share

        The following table shows cash dividends to US Treasury for our preferred stocks for the two years ended December 31, 2010:

Date Paid	Period	Rate	Amount Paid
February 16, 2009	Dec 12, 2008 - Feb 15, 2009	5.00%	$543,883
May 15, 2009	Feb 16, 2009 - May 15, 2009	5.00%	$776,975
August 17, 2009	May 16, 2009 - Aug 15, 2009	5.00%	$776,975
November 16, 2009	Aug 16, 2009 - Nov 15, 2009	5.00%	$776,975
February 16, 2010	Nov 16, 2009 - Feb 15, 2010	5.00%	$776,975
May 15, 2010	Feb 16, 2010 - May 15, 2010	5.00%	$776,975
August 17, 2010	May 16, 2010 - Aug 15, 2010	5.00%	$776,975
November 16, 2010	Aug 16, 2010 - Nov 15, 2010	5.00%	$776,975

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

  •
  net income for the current fiscal year.

        The Bank's ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. Currently, the Bank is unable to pay dividends to the holding company with prior regulatory approval.

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Option Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Option Plan, there were stock options outstanding to purchase 1,098,800 shares of our common stock as of December 31, 2010.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in February 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 203,680 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2010 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,302,121	$9.63	1,773,919
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	2,302,121	$9.63	1,773,919

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

WILSHIRE BANCORP—TOTAL RETURN PERFORMANCE

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Wilshire Bancorp Inc	$100.00	$111.54	$47.00	$55.54	$51.68	$48.29
NASDAQ© Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL© $1B - $5B Bank Index	100.00	115.72	84.29	69.91	50.11	56.81
SNL© Western Bank Index	100.00	112.83	94.25	91.76	84.27	95.48

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

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2010. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Summary Statement of Operations Data:
Interest income	$156,420	$158,354	$148,633	$157,636	$141,400
Interest expense	42,704	58,891	66,014	76,286	64,823
Net interest income before provision for losses on loans and loan commitments	113,716	99,463	82,619	81,350	76,577
Provision for losses on loans and loan commitments	150,800	68,600	12,110	14,980	6,000
Noninterest income	35,912	57,316	20,646	22,584	26,400
Noninterest expenses	67,376	57,369	48,400	44,839	41,232
(Loss) income before income taxes	(68,548)	30,810	42,755	44,115	55,745
Income taxes (benefit) provision	(33,790)	10,686	16,282	17,309	21,803
Preferred stock cash dividend and accretion of preferred stock	3,626	3,620	155	—	—
Net (loss) income available to common shareholders	(38,384)	16,504	26,318	26,806	33,942
Per Common Share Data:
Net (loss) income available to common shareholders:
Basic	$(1.30)	$0.56	$0.90	$0.91	$1.17
Diluted	$(1.30)	$0.56	$0.90	$0.91	$1.16
Book value per common share	$5.72	$7.01	$6.65	$5.87	$5.12
Weighted average common shares outstanding:
Basic	29,486,351	29,420,291	29,368,762	29,339,454	28,986,217
Diluted	29,486,351	29,429,299	29,407,388	29,449,211	29,330,732
Year-end common shares outstanding	29,477,638	29,483,307	29,413,757	29,253,311	29,197,420

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2010	2009	2008	2007	2006
Summary Statement of Financial Condition Data (Year End):
Total loans, net of unearned income(1)	$2,326,624	$2,427,441	$2,051,528	$1,809,050	$1,560,539
Allowance for loan losses	110,953	62,130	29,437	21,579	18,654
Other real estate owned	14,983	3,797	2,663	133	138
Total assets	2,970,525	3,435,997	2,450,011	2,196,705	2,008,484
Total deposits	2,460,940	2,828,215	1,812,601	1,763,071	1,751,973
Federal Home Loan Bank advances(2)	135,000	232,000	260,000	150,000	20,000
Junior subordinated debentures	87,321	87,321	87,321	87,321	61,547
Total shareholders' equity	229,162	266,136	255,060	171,786	149,635
Performance ratios:
Return on average total equity(3)	-12.69%	7.42%	14.14%	16.33%	25.51%
Return on average common equity(4)	-17.96%	7.80%	14.30%	16.33%	25.51%
Return on average assets(5)	-1.04%	0.67%	1.14%	1.31%	1.85%
Net interest margin(6)	3.76%	3.60%	3.81%	4.28%	4.51%
Efficiency ratio(7)	45.03%	36.59%	46.87%	43.14%	40.04%
Net loans to total deposits at year end	90.03%	83.63%	111.56%	101.38%	88.01%
Common dividend payout ratio	-3.84%	35.65%	22.34%	21.98%	17.09%
Capital ratios:
Average common shareholders' equity to average total assets	6.39%	7.08%	7.89%	8.01%	7.26%
Tier 1 capital to quarter-to-date average total assets	9.18%	9.77%	13.25%	10.36%	9.79%
Tier 1 capital to total risk-weighted assets	12.61%	14.37%	15.36%	11.83%	11.81%
Total capital to total risk-weighted assets	14.00%	15.81%	17.09%	14.58%	13.63%
Asset quality ratios:
Nonperforming loans to total loans(8)	3.06%	2.92%	0.76%	0.59%	0.44%
Nonperforming assets(9) to total loans and other real estate owned	3.68%	3.07%	0.89%	0.60%	0.45%
Net charge-offs to average total loans	4.33%	1.73%	0.26%	0.66%	0.06%
Allowance for loan losses to total loans at year end	4.77%	2.56%	1.43%	1.19%	1.20%
Allowance for loan losses to nonperforming loans	155.76%	87.78%	189.27%	203.55%	272.38%

(1)
Total loans is the sum of loans receivable and loans held for sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs).

(2)
At December 31, 2010 our borrowing capacity with the Federal Home Loan Bank was $604.4 million, with $469.4 million capacity remaining.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2010. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

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

        On June 26, 2009, we acquired the banking operations of Mirae Bank from the FDIC, who had been named receiver of the institution. We acquired approximately $395.6 million in assets and assumed $374.0 million in liabilities. This included $285.7 million in loans, and $293.4 million in deposits in addition to five branch offices. The integration of former Mirae was successfully completed in the third quarter of 2009, during which 4 out of the 5 branches were merged as a result of their close proximity to our existing office locations. Even with the branch mergers, the retention rate for former Mirae deposit customers remained high.

        Over the past several years, our network of branches and LPOs has expanded geographically. We currently maintain twenty-three branch offices and five LPOs. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using strategic planning and market analysis, as our needs and resources permit.

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

        As evidenced by our past several years of operations, we have experienced significant balance sheet growth. We have implemented a strategy of building our core banking foundation by focusing on commercial loans and business transaction accounts. Management believes that this strategy has created recurring revenue streams, diversified our product portfolio, and enhanced our shareholders' value.

        At December 31, 2010, we had approximately $2.97 billion in assets, $2.33 billion in total loans, and $2.46 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the East Coast market.

2010 Key Performance Indicators

        We believe the following were key indicators of our operations during 2010:

  •
  Our total assets decreased to $2.97 billion at the end of 2010, or a decrease of 13.5% from $3.44 billion at the end of 2009.

  •
  Our total deposits decreased to $2.46 billion at the end of 2010, or a decrease of 13.0% from $2.83 billion at the end of 2009.

  •
  Our total loans decreased to $2.33 billion at the end of 2010, or a decrease of 4.2% from $2.43 billion at the end of 2009.

  •
  Total net interest income before provision for loan losses increased to $113.7 million in 2010, or an increase of 14.3% from $99.5 million in 2009. The increase in net interest income was a result of decrease in deposit, FHLB advances, and other borrowing expenses.

  •
  Provision for loan losses was increased from $66.8 million at December 31, 2009 to $150.8 million at December 31, 2010, an increase of $82.2 million or 119.8%.12.

  •
  Total noninterest income decreased to $35.9 million in 2010, a decrease of 37.3% from $57.3 million in 2009. A large portion of the decrease is attributable to a gain of $21.7 million as a result of the Mirae Bank acquisition that was recorded to noninterest income in 2009. Not including the gain from the acquisition, noninterest income increased by 0.8%.

  •
  Total noninterest expense increased to $67.4 million in 2010 or 17.4% from $57.4 million in 2009. The increase is mainly due to an increase in legal fees, and expense related to OREO and low income housing tax credit investments.

        Net income available for common shareholders for 2010 decreased to a loss of $38.4 million or $1.30 per basic and diluted common share, compared with net income of $16.5 million, or $0.56 per basic and diluted common share in 2009. The decrease in net income is primarily attributable to higher than expected provisions for losses on loans and loan commitments in 2010. Compared to 2009, provisions increased by $82.2 million to $150.8 million in 2010. The increase in provisions for losses on loans and loan commitments is a result of credit quality issues and management's actions to address these credit concerns as quickly as possible through note sales, charge-offs, modifications, and resolutions with customers.

2011 Outlook

        Although the economic indicators point towards modest growth and economic expansion in 2011, we will continue to take a cautious approach on our outlook for 2011. As a result of downturns in the commercial and residential real estate market, asset quality on CRE loans contributed to our higher delinquency and non-accrual rates in 2010. We expect this trend to continue in 2011. Consequently, management has begun acquiring updated appraisals on CRE loan collateral and stress testing CRE loans during 2010. We believe the commercial real estate market may face increased deterioration, although not at the level experienced in 2009 and 2010.

        In addition, the internal investigation conducted by the Company revealed some deficiencies in the Company's loan underwriting, origination and renewal procedures. As a result, the Company is, among other things, implementing enhanced underwriting policies and shifting its focus from marketing and growth to credit quality control.

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

        The classification and accounting for investment securities are discussed in detail in Notes 1 and 4 of the footnotes to the consolidated financial statements presented elsewhere in this report Under ASC 320-10, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or are deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to market prices obtained from an independent external pricing service provider. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform an analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions.

        We are obligated to assess, at each reporting date, whether there is an other than temporary impairment to our investment securities. Impairments related to credit issued must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2010. Investment securities are discussed in more detail in Note 1 and 4 of our footnotes to the consolidated financial statements presented later in this report.

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

        As of December 31, 2010 and December 31, 2009, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2010 and 2009 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. We do not intend to sell the municipal bonds and it is more likely than not that we will be required to sell the securities before recovery of the amortized cost basis as of December 31, 2010. With regard to the Company's investment in debt securities available-for-sale or held-to-maturity, no events have occurred and no facts have been discovered with respect to such investment that would indicate an other-than-temporary impairment of the investment's value.

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

        We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs), and (ii) interest-only strip, or "I/O strip," receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Prior to December 31, 2006, the servicing asset was amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. On January 1, 2007, we adopted ASC 860-50 (formerly SFAS No. 156, Accounting for Servicing of Financial Assets), and selected a fair value measurement method to measure our servicing assets and liabilities and recognized a onetime increase in their fair value of $80,000, net of tax effects. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair values, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

        We base our allowance for loan losses on an estimate of probable losses in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

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

Held For Sale Loans

        Pursuant to ASC 310-10 a long lived asset to be sold is classified as held for sale when all of the following criteria are met;

  a.
  Management has authority to approve and commit to selling the asset

  b.
  The asset is immediately available for sale

  c.
  A plan to sell has been completed including actively locating buyers

  d.
  The sale probable within 1 year and is expected to qualify as a sale

  e.
  The asset is actively being marketed for sale at a reasonably price

  f.
  The plan to sell indicates it is unlikely that significant change to the plan will be made or the plan will be withdrawn.

        If the Company has the intention to sell a note and if all of the criteria above are met, then the loan is be categorized as held for sale as of the date the decision is made. Once classified as "held for sale", the loan is measured at the lower of its carrying amount or fair value. Provisions and reserves are recorded to reflect a decline in fair value if the fair value is less than the loan carrying amount. Any subsequence decline or increase in fair value for held for sale loans are accounted for as an increase or decrease in valuation allowance for held for sale loans which directly affects earnings. When a classified as held for sale, the discount or premium is not amortized, but interest and expenses related to the note continue to be accrued. Loans transferred to held for sale continue to be recorded the same past due and nonaccrual treatment as other loans, if necessary.

        Once a loan has been sold, the difference between the purchase price and the fair value is measured against net income as a gain or loss on sale of loans.

Valuation of Other Real Estate Owned

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

Goodwill and Intangible Assets

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York, and from the Mirae Bank acquisition. As of December 31, 2010 goodwill stood unchanged from the previous year at $6.7 million, all of which is related to the Liberty Bank acquisition located in the East Coast. $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. Core deposit intangibles had cost bases of $838,000 and $808,000 related to the Liberty Bank and Mirae Bank transaction, respectively.

        In accordance with ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather is subject to impairment testing at least annually. Our impairment analysis of goodwill is calculated in accordance with ASC 820 using a combination of the "Market Approach" and "Income Approach." We tested goodwill for impairment as of December 31, 2010 and found no impairment adjustment was needed as the fair value calculation significantly exceeds the carry value of equity.

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

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized. Our effective tax rates were often lower than the statutory rates. This was mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of bank-owned life insurance and low income housing tax credit funds.

        In 2007, we adopted the provision of FASB ASC 740-10-25 (formerly Financial Interpretation No. ("FIN") 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, which is now codification reference 740-10, Income Taxes. ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $259,000 and related interest of $18,000 in 2010. As of December 31, 2010, the total unrecognized tax benefit that would affect the effective rate if recognized was $427,000, and related interest was $30,000.

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

        As of January 1, 2010 (implementation date), the guidance has changed the Company's categorization of SBA guaranteed portions of loans sold to third parties purchasers. Due to the following recourse provisions, sales accounting will not be applied to these transactions:

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

        Starting February 15, 2011 all guaranteed portions of SBA loans sold will not have any warranty or recourse periods. The Small Business Administration made changes to the sale of guaranteed portions of SBA loans that effectively removes any recourse provision thereby immediately qualifying any loans sold after February 15, 2011 as a sales transaction. Loans sold after January 1, 2010 and before February 15, 2011 will still not be treated as a sales transaction until all recourse provisions expire, until which the sold loans will continue to be accounted for as secured borrowings.

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

        Our average net loans were $2.36 billion in 2010, as compared with $2.22 billion in 2009 and $1.93 billion in 2008, representing increases of 6.2% in 2010 and 14.8% 2009, respectively, from each of the prior annual periods. Average interest-earning assets were $3.06 billion in 2010, as compared with $2.78 billion in 2009 and $2.17 billion in 2008, representing increases of 9.8% and 28.0% in 2010 and 2009, respectively, from each of the prior annual periods. Our average interest-bearing deposits also increased by 21.3% to $2.38 billion in 2010, as compared with $1.96 billion in 2009, after increasing 35.7% in 2009 from $1.44 billion in 2008. Together with other borrowings (see "Financial Condition—Deposits and Other Sources of Funds" below), average interest-bearing liabilities increased by 10.5% to $2.61 billion in 2010, as compared with $2.36 billion in 2009, after increasing by 29.7% in 2009 from $1.82 billion in 2008.

        The Federal Reserve Board's rate decrease in 2008 resulted in a decline in our average yield on interest-earning assets to 5.72% in 2009 from 6.84% in 2008. Since the last rate reduction on December 16, 2008, the current federal funds rate has been 0.00% to 0.25%, an unprecedentedly low level and has remained without change throughout 2009 and 2010. In addition, loan interest income reversals due to non-accrual loans has increased in 2010, therefore the average yield on interest-earning assets again decreased to 5.16% in 2010. During the same time periods, the rates for deposits in our local markets remained competitive, which required us to closely monitor our cost of funds so that it would be in line with our yield on assets. Total interest income declined 1.2% in 2010 to $156.4 million, down from $158.4 million in 2009 which was an increase of 6.5% from $148.6 million in 2008. Interest expense meanwhile has continued to decline, decreasing 27.5% to $42.7 million in 2010, as compared with $58.9 million in 2009 which was a decrease of 10.8% from $66.0 million in 2008.

        The combined result of our growth particularly in core deposits, and careful monitoring efforts with respect to cost of funds resulted in an increase in our net interest income. Net interest income before provision for losses on loan and loan commitments increased 14.3%, or $14.3 million, to $113.7 million in 2010, following an increase of 20.4%, or $16.8 million in 2009 to $99.5 million from $82.6 million in 2008. As a result of our lowered cost of funds in 2010, our net interest spread increased from 3.21% in 2008 to 3.22% in 2009 and to 3.52% in 2010. Net interest margin increased to 3.76% in 2010 from 3.60% in 2009 but was down from 3.81% in 2008.

        The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Net loans(1)	$2,358,149	$140,028	5.94%	$2,219,675	$139,295	6.28%	$1,933,048	$137,630	7.12%
Securities of government sponsored enterprises	484,974	12,928	2.67%	393,419	15,029	3.82%	212,126	10,035	4.73%
Other investment securities(2)	43,025	1,798	6.79%	35,786	1,544	6.29%	15,355	714	5.70%
Federal funds sold	169,461	1,666	0.98%	133,811	2,486	1.86%	13,262	254	1.91%

Total interest-earning assets	3,055,609	156,420	5.16%	2,782,691	158,354	5.72%	2,173,791	148,633	6.84%
Total noninterest-earning assets	287,803			204,674			157,238

Total assets	$3,343,412			$2,987,365			$2,331,029

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	$880,618	11,755	1.33%	$584,054	13,842	2.37%	$402,323	13,147	3.27%
Super NOW deposits	22,104	97	0.44%	20,546	177	0.86%	21,290	286	1.34%
Savings deposits	77,484	2,380	3.07%	55,639	1,932	3.47%	38,250	1,297	3.39%
Time deposits of $100,000 or more	745,139	10,370	1.39%	944,012	23,145	2.45%	797,404	29,840	3.74%
Other time deposits	654,099	12,495	1.91%	357,590	9,594	2.68%	186,639	7,342	3.93%
FHLB borrowings and other borrowings	142,759	3,124	2.19%	312,009	7,073	2.27%	287,566	9,287	3.23%
Junior subordinated debenture	87,321	2,483	2.84%	87,321	3,128	3.58%	87,321	4,815	5,51%

Total interest-bearing liabilities	2,609,524	42,704	1.64%	2,361,171	58,891	2.50%	1,820,793	66,014	3.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	427,388			333,568			298,163
Other liabilities	32,605			21,429			24,833

Total noninterest-bearing liabilities	459,993			354,997			322,996
Shareholders' equity	273,895			271,197			187,240

Total liabilities and shareholders' equity	$3,343,412			$2,987,365			$2,331,029

Net interest income		$113,716			$99,463			$82,619

Net interest spread(3)			3.52%			3.22%			3.21%

Net interest margin(4)			3.76%			3.60%			3.81%

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $2.83 million, $2.69 million, and $4.16 million for the years ended December 31, 2010, 2009, and 2008, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2)
Represents tax equivalent yields, non-tax equivalent yields for 2010, 2009, and 2008 were 4.18%, 4.32%, and 4.65%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2010 vs. 2009 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2009 vs. 2008 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$2,418	$(1,685)	$733	$19,062	$(17,397)	$1,665
Securities of government sponsored enterprises	74	(2,175)	(2,101)	7,229	(2,235)	4,994
Other Investment securities	182	72	254	885	(55)	830
Federal funds sold	(84)	(736)	(820)	2,240	(8)	2,232

Total interest income	2,590	(4,524)	(1,934)	29,416	(19,695)	9,721

Interest expense:
Money market deposits	503	(2,590)	(2,087)	4,924	(4,229)	695
Super NOW deposits	(5)	(75)	(80)	(10)	(99)	(109)
Savings deposits	432	16	448	602	33	635
Time deposit of $100,000 or more	(4,188)	(8,587)	(12,775)	4,829	(11,524)	(6,695)
Other time deposits	3,177	(276)	2,901	5,138	(2,886)	2,252
FHLB borrowings and other borrowings	(3,704)	(245)	(3,949)	737	(2,951)	(2,214)
Junior subordinated debenture	—	(645)	(645)	—	(1,687)	(1,687)

Total interest expense	(3,785)	(12,402)	(16,187)	16,220	(23,343)	(7,123)

Change in net interest income	$6,375	$7,878	$14,253	$13,196	$3,648	$16,884

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were $2.83 million, $2.69 million, and $4.16 million for the years ended December 31, 2010, 2009, and 2008, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

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

        Although we have enhanced our stringent loan underwriting standards and proactive credit follow-up procedures, we experienced a substantial increase of the provision for loan losses because of a weak economy, the continued decline in the real estate market, and increases in loan defaults and foreclosures. Due to aggressive resolution of problem loans through reserves and charge-offs in 2010, our provision for loan losses increased 119.8% to $150.8 million in 2010 from $68.6 million in 2009. Approximately $11.0 million of the increase in provision for loan losses in 2010 was a result of an investigation in 2011 regarding misconduct by a loan officer in addition to a lack of supervision and internal controls. The remaining increases in our provisions were primarily due to an increase of non-performing loans (see "Nonperforming Assets" below for further discussion).

        Total charge-offs in 2010 totaled $109.2 million in 2010 compared to $36.7 million in 2009, and increase of $66.1 million. The increase in charge-offs from 2009 to 2010 is largely attributable to note sale transactions, in which discount portions of loan sold were charged-off. The $150.8 million provision in 2010 was net of provision of $2.0 million to the reserve for loan commitments, while the $68.6 million and $12.1 million in provisions in 2009 and 2008 included $1.3 million in provisions for loan commitments and $755,000 in recoveries for loan commitments, respectively. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Noninterest Income

        Total noninterest income decreased to $35.9 million in 2010, as compared with $57.3 million and $20.6 million in 2009 and 2008, respectively. Noninterest income was 1.1% of average assets in 2010, a decrease from 1.9% in 2009 but an increase from 0.9% in 2008. We currently earn noninterest income from various sources, including an income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

        The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

For the Years Ended December 31,	2010		2009		2008
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Gain from acquisition of Mirae Bank	$—	0.0%	$21,679	37.8%	$—	0.0%
Service charges on deposit accounts	12,545	34.9%	12,738	22.2%	11,964	58.0%
Gain on sale of securities	8,782	24.5%	11,158	19.5%	3	0.0%
Gain on sale of loans	6,261	17.4%	3,694	6.4%	2,186	10.6%
Loan-related servicing fees	4,163	11.6%	3,703	6.5%	3,174	15.4%
Other income	4,161	11.6%	4,344	7.6%	3,319	16.0%

Total	$35,912	100.0%	$57,316	100.0%	$20,646	100.0%

Average assets	$3,343,412		$2,987,365		$2,331,029

Noninterest income as a % of average assets		1.1%		1.9%		0.9%

        Our largest source of noninterest income in 2009 was the gain relating to the acquisition of Mirae Bank, which represented 37.8% of total noninterest income. There were no gains on acquisition recorded in 2010 or 2008. The $21.7 million acquisition gain was recorded as a bargain purchase gain which resulted from the difference between the total fair value of assets acquired in the amount of $395.6 million, less $373.9 million in fair value of liabilities acquired from the second quarter acquisition of Mirae Bank.

        Our services charges on deposits accounted for 34.9% of total noninterest income, which was the largest portion of noninterest income in 2010 and decreased to $12.5 million in 2010, as compared with $12.7 million and $12.0 million in 2009 and 2008, respectively. The decrease in services charges on deposits in 2010 was primarily due to deposit declines in 2010, specifically a decline in non-sufficient funds fees. We constantly review service charge rates to maximize service charge income while maintaining a competitive edge in our markets.

        Our liquidity position continued to remain strong in 2009 and 2010 as a result of strong deposit growth particularly core deposits in the past. This, in addition to slower loan demand allowed us to profit from gains on the sale of securities. Gains from security sales totaled $8.8 million in 2010, our second largest source of noninterest income at 24.5% of total noninterest income. The $8.8 million in securities gains in 2010 was down from $11.2 million in 2009 but a large increased from 2008 gain on sale of securities which totaled $3,000. The market value of securities have increased in 2009 and 2010 in contrast to what we experience in 2007 and 2008 due to decreased volatility in markets, changes in the yield curve, and contraction of interest rates spreads on securities owned by the Bank.

        Gain on sale of loans, representing approximately 17.4% of our total noninterest income in 2010 was our next largest source of noninterest income. Gain on sale of loans increased from $2.2 million in 2008 to $3.7 million in 2009 and again increased to $6.3 million in 2010. This noninterest income is derived primarily from the sale of the guaranteed portion of SBA loans. We sell the guaranteed portion of SBA loans in the secondary market for government securities and retain the associated servicing rights. Due to the weakened economy and ongoing financial crisis, our SBA loan production levels decreased to $51.5 million in 2009 as compared with $63.3 million in 2008. However, production levels increased in 2010 to $121.4 million which contributed to the increase in gain on sale of loans. Gains from the sale of guaranteed portions of SBA loans were $5.7 million at the end of 2010 and $3.9 million at 2009, and $2.2 million for 2008. There were no gains from unguaranteed portions sold from 2008 to 2010. The sale of mortgage loans resulted in gains totaling $19,000 in 2008, $35,000 in 2009, and $530,000 in 2010. Although there were not losses on sale of loans in 2008 or 2010, we recorded a loss on sale of loans totaling $206,000 in 2009.

        Our fourth largest source of noninterest income was loan-related servicing fees, which represented approximately 11.6% of our total noninterest income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With the expansion of our trade-financing activities and the growth of our servicing loan portfolio, fee income has generally increased. In 2010, loan-related servicing fees increased to $4.2 million, as compared with $3.7 million in 2009 and $3.2 million in 2008. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and interest only, or I/O strips that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

        Income on other earning assets represents dividend income from FHLB stock ownership and the increase in the cash surrender value of BOLI. These accounted for $830,000, $833,000, and $1.2 million in 2010, 2009, and 2008, respectively. Other income represented income from miscellaneous sources, such as loan referral fees, SBA loan packaging fees, gain on sale of investment securities and excess of insurance proceeds over carrying value of an insured loss that generally increases as our business grows. Other income decreased to $3.3 million in 2010, as compared with $3.5 million in 2009, and $2.1 million in 2008.

Noninterest Expense

        Total noninterest expense increased to $67.4 million in 2010 from $57.4 million in 2009 which previously increased from $48.4 million in 2008. The increases in 2008 and 2009 were primarily attributable to the increased FDIC and state assessments, and increase in premises expense related to opening of new branches, as well increases stemming from balance sheet growth. In 2010, noninterest expenses were increased due to increased legal fees and loss on sale of OREO both related to the increase in problem loans in addition to increased salaries and wages. Due to continuing efforts to minimize operating expenses during our expansion, we were able to maintain noninterest expenses as a percentage of average assets at 2.0% in 2010, compared with 1.9% in 2009 and 2.1% in 2008. The efficiency ratio at December 31, 2010 was 45.03%, an increase from 36.6% for 2009, but decreased from 46.9% in 2008. The efficiency ratio for 2009 includes a gain on purchase of Mirae Bank in noninterest income totaling $21.7 million. Without including the purchase gain in 2009, the efficiency ratio was 42.5%.

        The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

For the Years Ended December 31,	2010		2009		2008
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$29,074	43.2%	$26,498	46.2%	$26,517	54.8%
Occupancy and equipment	7,984	11.8%	7,456	13.0%	6,128	12.7%
Professional fees	5,009	7.5%	2,337	4.1%	1,840	3.8%
Deposit insurance premium	4,523	6.7%	4,780	8.3%	1,285	2.7%
Data processing	2,721	4.0%	3,969	6.9%	3,111	6.4%
Loss on investment in low income housing tax credit	2,282	3.4%	—	0.0%	—	0.0%
Loss on sale of OREO	2,097	3.1%	312	0.5%	—	0.0%
Advertising and promotional	1,382	2.1%	1,143	2.0%	1,016	2.1%
Outsourced service for customers	1,028	1.5%	1,135	2.0%	1,556	3.2%
Office supplies	876	1.3%	783	1.4%	729	1.5%
Post-retirement benefit costs	628	0.9%	870	1.5%	144	0.3%
Directors' fees	570	0.9%	395	0.7%	431	0.9%
Other	9,202	13.6%	7,691	13.4%	5,643	11.6%

Total	$67,376	100.0%	$57,369	100.0%	$48,400	100.0%

Average assets	$3,343,412		$2,987,365		$2,331,029

Noninterest expense as a % of average assets		2.0%		1.9%		2.1%

        Salaries and employee benefits historically represented more than half of our total noninterest expense and generally increases as our branch network and business volume expands. However, in 2009, salaries and benefits accounted for only 46.2% of total noninterest expense and decreased further to 43.2% in 2010. Additional staffing was necessitated by our new office and branch openings, business growth, and the acquisition of Mirae Bank in 2009 and 2010 However, by 2010 we successfully controlled and maintained our total number of employees through effective allocation of our human resources. The number of full-time equivalent employees decreased to 392 at the end of 2010, as compared with 400 and 348 in 2009 and 2008, respectively. Even with decrease in employees in 2010, salaries and employee benefits increased to $29.1 million for 2010, as compared with $26.5 million for both 2009 and 2008, representing an increase of 9.7% in 2010. Compared to 2008, salaries and benefits decreased 0.1% in 2009. Assets per employee stood at $7.6 million for 2010, a decrease from $8.6 million in 2009 but increased from 7.0 million in assets per employee at the end of 2008.

        Occupancy and equipment expenses represent approximately 11.8% of total noninterest expenses and totaled $8.0 million in 2010, $7.5 million in 2009, and $6.1 million in 2008. The increases totaled 7.1% and 21.7% in 2010 and 2009, respectively, over each of the prior year periods. These increases were attributable to the expansion of our office network and the additional office space and lease expenses for our new California and New York branch offices opened in 2009 and 2010.

        Professional fees generally increase as we grow and we expect these expenditures continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $5.0 million, $2.3 million, and $1.8 million, or 7.5%, 4.1%, and 3.8% of total noninterest expense, in 2010, 2009 and 2008, respectively. Professional fees increased by $2.7 million from 2009 to 2010 as a result of an increase in legal fees totaling $3.0 million. Approximately $970,000 of that increase was due to an investigation regarding misconduct by a former employee of the Bank. Legal fees were increased as a result of credit issues and use of legal professionals in the resolution and sales of non-performing loans. The $497,000 increase in 2009 was attributable to the $258,000 increase in accounting, audit fees and an increase of $170,000 in legal fees related to loan collection, property foreclosure and repossession, and various other legal consultations, and a $68,000 increase in fees related to consulting, system test, and various accounting and auditing services.

        Deposit insurance premium expenses represent the Financing Corporation (FICO) and FDIC insurance premium assessments. In 2010, these expenses decreased to $4.5 million from $4.8 million in 2009 and $1.3 million in 2008. The increase in FDIC insurance assessment in 2009 was primarily a result of the temporary increase in FDIC insurance coverage from $100,000 to $250,000 starting May 2009. This increased the insured deposit amount thereby increasing assessment fees associated with covered deposits. The FDIC also levied a special assessment starting June 2009 amounting to 5 basis points. Deposit insurance premiums decreased $256,000 in 2010 compared to 2009 due to the decrease in deposits for the same period.

        Data processing expenses decreased 31.4% to $2.7 million in 2010 compared to $4.0 million in 2009, and decreased 12.9% from $3.1 million in 2008. The increase in data processing in 2009 corresponded to the growth of our business as a result of the acquisition of Mirae Bank. One-time costs associated with the acquisition were expensed in 2009 as well. Data processing fees were decreased in 2010 due to the absence of further one-time costs in addition to the streamlining of Mirae Bank data.

        Loss on investment in low income housing tax credit ("LIHTC") investments, representing 3.4% of total noninterest expenses, totaled $2.3 million in 2010, compared with no related expense in 2009 and 2008. The Company uses equity method when accounting for partnership interest. The loss is related to current period losses allocated from the equity method in 2010.

        Loss on the sale of other real estate owned or "OREO" increased from $312,000 in 2009 to $2.1 million or 3.1% of noninterest expense in 2010, an increase of 572.1%. There were no losses recorded related to the sale of OREO in 2008. The increase in loss of sale of OREO was a result of an increase in problem loans that were converted to OREO in 2010. This increase and the cost associated with the sale of OREO resulted in an increase of $1.8 million in 2010, when compared to 2009.

        Advertising and promotional expenses increased to $1.4 million in 2010 from $1.1 million in 2009, which previously increased from $1.0 million in 2008, representing 2.1%, 2.0%, and 2.1% of total noninterest expenses in 2010, 2009 and 2008, respectively. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The expenses have remained fairly steady with no large fluctuations from 2008 to 2010.

        Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, with our successful cost control measures, these expenses decreased to $1.0 million in 2010, as compared with $1.1 million in 2009 and $1.6 million in 2008.

        Other expense such as post-retirement benefit costs, office supplies, and director fees individually all were under $1.0 million and together totaled $2.1 million, $2.0 million, and $1.3 million for 2010, 2009, and 2008, respectively. All other noninterest expense, increased by $1.5 million, or 19.6%, to $9.2 million in 2010 from $7.7 million in 2009. During 2009 other noninterest expense increased $2.0 million or 36.3% from $5.6 million in 2008. A portion of the increase represents a normal growth in association with the growth of our business activities and was in line with our expectation. However, approximately $900,000 was expensed in 2009 as a result of operational losses at our branches and in 2010 other loan expenses totaled $860,000, an increase of $780,000 from 2009.

        As a result of our cost control efforts, noninterest expense increased less rapidly at 17.4% in 2010 compared to 18.5% in 2009. Our successful expansion into the New York/New Jersey market in the previous years has paved the groundwork for our further expansion into the East Coast in 2009 and beyond. Although management anticipates that noninterest expense will continue to increase as we continue to grow, we remain committed to cost-control and operational efficiency, and we expect to keep these increases to a minimum relative to our rate of growth.

Provision for Income Taxes

        For the year ended December 31, 2010, we had an income tax benefit $33.8 million on pretax net loss of $68.5 million, representing an effective tax rate of 49.3%, as compared with a provision for income taxes of $10.7 million on pretax net income of $30.8 million, representing an effective tax rate of 34.7% for 2009, and a provision of $16.3 million on pretax net income of $42.8 million, representing an effective tax rate of 38.1% for 2008.

        The effective tax rate decreased from 2008 to 2009, due primarily to an increase in low income housing tax credit funds, and lower taxable income. Our 2009 lower effective tax rates and 2010 higher income tax benefit rates compared to statutory rates were mainly due to state tax benefits derived from doing business in an enterprise zone and tax preferential treatment for our ownership of BOLI and low income housing tax credit funds (see "Other Earning Assets" for further discussion). Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense is recorded as deferred tax assets (liabilities) change from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset.

        At December 31, 2010, 2009, and 2008, we had net deferred tax assets of $46.4 million, $18.7 million, and $12.1 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized.

        On January 1, 2007, we adopted the provisions of ASC 740-10 (formerly FIN 48, Accounting for Uncertainty in Income Taxes). As a result of applying the provisions of ASC 740-10, we recognized an increase in the liability for unrecognized tax benefit of $191,000 and no related interest. As of December 31, 2010, the total unrecognized tax benefit that would affect the effective rate if recognized was $427,000. The adjustment was solely related to the state exposure from California Enterprise Zone net interest deductions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of the December 31, 2010, the total accrued interest related to uncertain tax positions was $12,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        We file United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. Examinations for the 2005 and 2006 tax years under the California Franchise Tax Board were completed as of December 31, 2009, but we are still under examination by the New York State Department of Taxation and Finance for the same period. Examinations for the 2007 and 2008 tax years under the California Franchise Tax Board are ongoing as well. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not expect the examination results will have a material impact on our consolidated financial statement as of December 31, 2010.

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

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2010, 2009, and 2008, we had $130.0 million, $80.0 million, and $30.0 million, respectively, in overnight and term federal funds sold. We did not have any interest bearing deposits in other financial institutions as of December 31, 2010, 2009, or 2008.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2010, our investment portfolio was primarily comprised of United States government agency securities, accounting for 88.5% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 0.6% investment in corporate debt and 10.9% in municipal debt securities. Among this 11.5% of our investment portfolio that was not comprised of U.S. government securities, 90.2%, or $32.8 million carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 6.0%, or

$2.2 million, carry an intermediate "Investment Grade" rating of at least "Baa1/BBB+" or above, and 3.8%, or $1.4 million, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2010. In accordance with ASC 320-10-65-1 (Recognition and Presentation of Other-Than-Temporary Impairments), an other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classified our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10 (SFAS No. 115). We adopted ASC 820-10 (SFAS No. 157) and ASC 470-20 (SFAS No. 159) effective January 1, 2008, and we adopted ASC 820-10-35 (FASB Staff Position ("FSP") SFAS No. 157-3) effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in 2010. The fair market values of our held-to-maturity and available-for-sale securities were respectively $89,000 and $316.6 million as of December 31, 2010.

        The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of December 31, 2010		As of December 31, 2009		As of December 31, 2008
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to Maturity:
Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	85	89	109	109	139	135
Municipal bonds	—	—	—	—	—	—

Total held-to-maturity securities	$85	$89	$109	$109	$139	$135

Available for Sale:
Securities of government sponsored enterprises	$35,953	$36,220	$156,879	$155,382	$25,952	$26,187
Mortgage backed securities	18,129	18,907	131,617	131,711	124,549	125,513
Collateralized mortgage obligations	222,778	225,114	318,531	319,554	62,557	63,303
Corporate securities	2,000	2,021	2,000	2,017	7,048	6,953
Municipal bonds	34,779	34,360	42,068	42,654	7,323	7,180

Total available-for-sale securities	$313,639	$316,622	$651,095	$651,318	$227,429	$229,136

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values and their weighted average yields at December 31, 2010:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
Collateralized mortgage obligations	$—	—	$89	3.99%	$—	—	$—	—	$89	3.99%
Available-for-sale:
Securities of government sponsored enterprises	—	—	—	—	36,220	4.32%	—	—	36,220	4.32%
Mortgage backed securities	6,315	2.36%	48	5.53%	2,052	4.45%	10,492	5.57%	18,907	4.37%
Collateralized mortgage obligations	308	4.43%	223,044	3.14%	102	4.51%	1,660	5.48%	225,114	3.16%
Corporate securities	—	—	2,021	5.97%	—	—	—	—	2,021	5.97%
Municipal bonds	127	2.98%	1,150	3.68%	5,929	4.11%	27,154	4.43%	34,360	4.34%

Total investment securities	$6,750	2.46%	226,263	3.17%	44,303	4.30%	39,306	4.78%	316,622	3.51%

        Our investment securities holdings decreased by $334.7 million, or 51.4%, to $316.7 million at December 31, 2010, compared to holdings of $651.4 million at December 31, 2009. Holdings at December 31, 2008 were $229.3 million. Total investment securities as a percentage of total assets were 10.7% and 19.0% at December 31, 2010 and 2009, respectively, compared to 9.4% at December 31, 2008. As of December 31, 2010, investment securities having a carrying value of $226.7 million were pledged to secure certain deposits.

        As of December 31, 2010, held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $109,000 in 2009 to $85,000 in 2010. The $24,000 HTM securities reduction in 2010 was due to pay-downs in principal. Available-for-sale securities, which are stated at their fair market values, decreased to $316.6 million at December 31, 2010 from $651.3 million and $229.1 million at December 31, 2009 and 2008, respectively. The $334.7 million decrease in 2010 represented $337.5 million net purchases and $2.8 million unrealized gain. Meanwhile, the $422.2 million increase in 2009 represented $423.6 million net purchases, which includes $55.4 million received as a result of the acquisition of Mirae Bank, and $1.4 million unrealized gain.. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments. The large decrease in 2010 was a result of increased liquidity that resulted from the inflow of core deposits.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009, respectively:

As of December 31, 2010

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	27,650	(117)	—	—	27,650	(117)
Mortgage-backed securities	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal bonds	20,281	(448)	1,450	(264)	21,731	(712)

	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

As of December 31, 2009

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Corporate securities	—	—	—	—	—	—
Municipal bonds	8,783	(505)	—	—	18,783	(505)

	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1)
There were no held to maturity securities with losses as of December 31, 2010 or December 31, 2009.

        As of December 31, 2010, the total unrealized losses less than 12 months old were $565,000 and unrealized losses more than 12 months old totaled $264,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $47.9 million at December 31, 2010 and the aggregate fair value of investments with unrealized losses more than 12 months old was

$1.5 million. As of December 31, 2009, the total unrealized losses less than 12 months old were $3.8 million, and there were no unrealized losses more than 12 months old. The aggregate related fair value of investments with unrealized losses less than 12 months old was $360.0 million at December 31, 2009.

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

        We do not believe that any individual unrealized loss as of December 31, 2010 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs, that had previously been rated "Aaa/AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2010 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2010 until the market value recovers or the securities mature.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income decreased by $100.8 million, or

4.2%, to $2.33 billion at December 31, 2010 from $2.43 billion at December 31, 2009. Total loans net of unearned income totaled $2.05 billion, $1.81 billion, and $1.56 billion at December 31, 2008, 2007 and 2006, respectively. Total loans net of unearned income as a percentage of total assets were 78.3%, 70.6%, 83.7%, 82.4%, and 77.7% for 2010, 2009, 2008, 2007, and 2006, respectively.

        In the ordinary course of our business, we originate and service our own loans. For held for sale loans that we choose to sell in the secondary market, we sell them with representations and warranties generally consistent with industry practices, but without recourse. The exception was with SBA loans, and it was our practice to resell these loans in the secondary market for the guaranteed portion with 90-day recourse. However, beginning March 2011, the recourse provision for SBA guaranteed portions sold was removed and no longer a standard for these transactions. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. And, for all loans we originate and carry, we have not had any subprime loans in our portfolio.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses. The properties may either be user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.91 billion, $1.98 billion, $1.60 billion, $1.39 billion, and $1.18 billion as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively. Real estate secured loans as a percentage of total loans were 82.25%, 81.40%, 77.8%, 76.6%, and 75.8% at December 31, 2010, 2009, 2008, 2007, and 2006, respectively. Most of loans that are held for sale are transferred to the secondary market, but we retain a portion on our books as portfolio loans. This secondary market has become less active compared to the prior years as a result of the general

        The decline in the real estate market has caused a few key purchasers in the market to have experienced financial difficulties due to the ongoing credit crisis. Our total home mortgage loan portfolio outstanding at the end of 2010 and 2009 were $47.7 million and $41.3 million, respectively, and represented only a small fraction of our total loan portfolio at 2.1% in 2010 and 1.7% in 2009. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial. Residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at December 31, 2010 were $1.2 million and $944,000, respectively, inclusive of loans held temporarily for sale or refinancing. As of December 31, 2009 the same figures were $1.9 million and $1.2 million, respectively.

        Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $325.6 million, $386.0 million, $387.8 million, $330.1 million, and $278.2 million at the end of 2010, 2009, 2008, 2007, and 2006, respectively. Commercial and industrial loans were 14.0%, 15.9%, 18.9%, 18.2%, and 17.8% as a percentage of total loans at the end of 2010, 2009, 2008, 2007, and 2006, respectively. In the current economic environment, we exercise more due diligence in acquiring new loans, in particular loans with no collateral. The result was a decrease in commercial and industrial loan in 2010, which amounted to $60.3 million or 15.6% and $1.8 million or 0.5% during 2009.

        Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2010, the balance of consumer loans was down by $1.6 million to $15.7 million, as compared with $17.3 million, $23.7 million, $33.6 million, and $53.1 million at the end of 2009, 2008, 2007, and 2006, respectively. Consumer loans as a percentage of total loans have historically been minimal (currently less than 1%).

        Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business Construction loans are generally extended as a temporary financing vehicle only, and also historically represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. However, construction loans increased to $71.6 million as of December 31, 2010, as compared with $48.4 million, $43.2 million, $59.4 million, and $46.3 million at the end of 2009, 2008, 2007, and 2006, respectively.

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

Covered & Non-Covered Loans

	(Dollars in Thousands)
	December 31, 2010	December 31, 2009
Non-covered loans:
Construction	$72,258	$48,371
Real estate secured	1,757,328	1,783,638
Commercial and industrial	276,739	325,034
Consumer	15,574	16,626

Total loans	2,121,899	2,173,669
Unearned Income	(4,765)	(5,311)

Gross loans, net of unearned income	2,117,134	2,168,358
Allowance for losses on loans	(108,467)	(61,377)

Net loans	$2,008,667	$2,106,981

Covered loans:
Construction	$—	$—
Real estate secured	159,699	196,066
Commercial and industrial	49,680	62,409
Consumer	111	608

Total loans	$209,490	$259,083

Allowance for losses on loans	(2,486)	(753)

Net loans	$207,004	$258,330

Total loans:
Construction	$72,258	$48,371
Real estate secured	1,917,027	1,979,704
Commercial and industrial	326,419	387,443
Consumer	15,685	17,234

Total loans	2,331,389	2,432,752
Unearned Income	(4,765)	(5,311)

Gross loans, net of unearned income	2,326,624	2,427,441
Allowance for losses on loans	(110,953)	(62,130)

Net loans	$2,215,671	$2,365,311

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

(Dollars in Thousands)	SOP 03-3 Loans	Non SOP 03-3 Loans	Total Covered Loans
Construction	$494	$—	$494
Real estate secured	28,245	176,941	205,186
Commercial and industrial	4,458	74,639	79,097
Consumer	115	793	908

	$33,312	$252,373	$285,685

        The following table represents the carry value of SOP 03-3 and non SOP 03-3 loans acquired from Mirae Bank at December 31, 2010 and 2009:

(Dollars in Thousands)	December 31, 2010	December 31, 2009
Non SOP 03-3 loans	$203,701	$248,204
SOP 03-3 loans	5,789	10,879

Total outstanding balance	209,490	259,083
Allowance related to these loans	2,486	753

Carrying amount, net of allowance	$207,004	$258,330

        The following table represents the current balance of SOP 03-3 acquired from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2010	December 31, 2009
Breakdown of SOP 03-3 Loans
Real Estate loans	$5,064	$6,881
Commercial loans	$725	$3,998

        Loan acquired from the acquisition of Mirae Bank were discounted. Accretion of $4.0 million and $6.7 million on loans purchased at discount of $54.9 million were recorded as interest income for the year ending December 31, 2010 and December 31, 2009, respectively, as follows:

(Dollars in Thousands)	December 31, 2010	December 31, 2009
Beginning balance of discount on loans	$30,846	$54,964
Discount accretion income recognized	(4,000)	(6,714)
Disposals related to charge-offs	(11,356)	(15,829)
Disposals related to loan sales	(1,933)	(1,575)

Carrying amount, net of allowance	$13,557	$30,846

        The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding as of December 31,
	2010	2009	2008	2007	2006
Construction	$71,596	$48,371	$43,180	$59,443	$46,285
Real estate secured	1,913,723	1,975,826	1,596,927	1,385,986	1,183,030
Commercial and industrial	325,634	385,958	387,752	330,052	278,165
Consumer	15,671	17,286	23,669	33,569	53,059

Total loans, net of unearned income	$2,326,624	$2,427,441	$2,051,528	$1,809,050	$1,560,539

Participation loans sold and serviced by the Company	$463,889	$432,591	$314,988	$338,166	$336,652

Construction	3.1%	2.0%	2.1%	3.3%	3.0%
Real estate secured	82.2%	81.4%	77.8%	76.6%	75.8%
Commercial and industrial	14.0%	15.9%	18.9%	18.2%	17.8%
Consumer	0.7%	0.7%	1.2%	1.9%	3.4%

Total loans, net of unearned income	100.0%	100.0%	100.0%	10 0.0%	100.0%

        The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2010. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at December 31, 2010 before netting unearned income totaling $4.8 million:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	At December 31, 2010
	Within One Year	After One But Within Five Years	After Five Years	Total
Construction	$72,258	$—	$—	$72,258
Real estate secured	1,239,503	656,510	21,014	1,917,027
Commercial and industrial	320,638	5,781	—	326,419
Consumer	14,855	830	—	15,685

Total loans	$1,647,254	$663,121	$21,014	$2,331,389

Loans with variable (floating) interest rates	$1,310,666	$—	$—	$1,310,666
Loans with predetermined (fixed) interest rates	$336,588	$663,121	$21,014	$1,020,723

        The majority of the properties that we take as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country have generally increased in the last 10-year span from 1996 to 2006. Since late

2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further decline in the real estate market across the nation through 2010. Nonetheless, as of year-end 2010, 82.3% of our loans are secured by first mortgages on various types of real estate. We expect to see the decline in real estate values to continue into the first half of 2011, so with the current economic conditions, no assurance can be given that property values will not decline further in 2011.

Nonperforming Assets

        Nonperforming assets, or NPAs, consist of nonperforming loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estate owned, or OREO, and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale. The treatment of nonperforming status for held for sale loans is the same for as other loans and are accounted for at the lower of cost or fair value.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. However, the general economic condition of the U.S. as well as the local economies in which we do business have shown a gradual decline as the housing sector and GDP growth continued to show weakness in 2008 and 2009. The effect of the unfavorable economy environment on the strength of our borrowers' credit and financial status combined with deficiencies in our internal controls over financial reporting relating to loan originations caused, and our NPLs, net of SBA guaranteed portion, increased to $71.2 million at the end of 2010, as compared with $70.8 million, $15.6 million, $10.6 million, and $6.8 million at the end of 2009, 2008, 2007, and 2006, respectively. At December 31, 2010, the NPLs as a percentage of total loans was 3.06%, increased from 2.92%, 0.76%, 0.59%, and 0.44%, in 2009, 2008, 2007, and 2006, respectively.

        As of December 31, 2010, we had $15.0 million as other NPAs, which comprised of eighteen OREOs, with fifteen of those foreclosed in 2010. We have listed these properties for sale or are directly selling these properties as of December 31, 2010. Among these eighteen OREOs, we have recorded $1.8 million in provisions for twelve of properties. Of the seven OREO's sold in year 2010, the Bank recorded a loss of $2.1 million. At December 31, 2009, we had $3.8 million as other NPAs, which was comprised of fifteen OREOs, with nine of those foreclosed in 2009. We have listed the properties for sale as of December 31, 2009. Among those fifteen OREOs, we have recorded $408,000 provision for five of them. Of the seven OREO's sold in year 2009, bank recorded a gain of $453,000. At December 31, 2008, we had $2.7 million as other NPAs, which was comprised of eight OREOs, with seven of those foreclosed in 2008. We have listed the properties for sale as of December 31, 2008. Among those eight OREOs, we have recorded $123,000 provision for one of them, with a total value of $446,000. The OREO was subsequently sold in February 2009 for a small gain of $7,000. At the end of 2007, the majority of our OREO was attributable to a single OREO valued at $133,000, which was foreclosed in the fourth quarter of 2007. At the end of 2006, we had a different OREO, which was subsequently sold in January 2007 at a small loss. Together with OREO and repossessed vehicles, our ratio of NPAs as a percentage of total loans and other nonperforming assets equaled 3.68%, 2.17%, 0.74%, 0.60%, and 0.45% as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2010. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following tables provide information with respect to the components of our NPAs as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guaranteed portion for the gross NPAs):

Non-performing Assets

(Dollars in Thousands)

	At December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans:(1)
Construction	$—	$—	$—	$—	$—
Real estate secured	67,576	63,571	9,334	8,154	2,530
Commercial and industrial	3,629	5,805	5,874	1,986	2,342
Consumer	27	70	131	154	930

Total	71,232	69,446	15,339	10,294	5,802

Loans 90 days or more past due and still accruing:
Real estate secured	—	1,317	—	117	208
Commercial and industrial	—	—	213	4	839
Consumer	—	19	—	187	—

Total	—	1,336	213	308	1,047

Total nonperforming loans(2)	71,232	70,782	15,552	10,602	6,849
Repossessed vehicles	—	—	—	50	95
Other real estate owned	14,983	3,797	2,663	133	138

Total nonperforming assets, net of SBA guarantee	86,215	74,579	18,215	10,785	7,082
Guaranteed portion of nonperforming SBA loans	34,687	18,514	7,158	4,424	4,266

Total gross nonperforming assets	$120,902	$93,093	$25,373	$15,209	$11,348

Performing troubled debt restructurings	$48,746	$64,612	$2,161	$—	$—
Total loans	$2,326,624	$2,427,441	$2,051,529	$1,809,050	$1,560,539
Nonperforming loans as a percentage of total loans	3.06%	2.92%	0.76%	0.59%	0.44%
Nonperforming assets, net of SBA guarantee, as a percentage of total loans and other nonperforming assets	3.68%	3.07%	0.89%	0.60%	0.45%
Allowance for loan losses as a percentage of nonperforming loans	155.76%	87.78%	189.27%	203.55%	272.38%

(1)
During the fiscal year ended December 31, 2010, no interest income related to these loans was included in net income. Additional interest income of approximately $9.6 million would have been recorded during the year ended December 31, 2010, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2010 or, if not outstanding throughout the fiscal year ended December 31, 2010, since origination.

(2)
During the fiscal year ended December 31, 2010, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2010, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2010.

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

        The allowance for loan losses is made up of 2 components, specific valuation allowance or "SVA" (allowance on impaired loans that are individually evaluated) and general valuation allowance or "GVA" (loans that are evaluated as pools based on historical experience and also qualitative adjustments which are used to estimate losses not captured by historical experience). Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends and therefore management performed a review of the historical loss rates used in GVA as well as the qualitative adjustment "QA" methodology due to the increased significance of QA when estimating losses in the current economic environment.

        To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of Home Mortgage Loans and Automobile Loans, i.e. Homogeneous Loan. The following is a brief description of the loan classification or risk grade used in our allowance calculation:

  Pass Loans—Loan is not past due more than 30 days with no credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Special Mention—Loans where there is evidence to suggest there is credit weakness with the potential for deterioration or loans with the potential to deteriorate with market conditions.

  Substandard—Loans were credit weakness exists and past due at greater than 89 days. Source of repayment has been compromised and the potential for future losses or charge-offs exist.

  Doubtful—Loans in which the collection of debt is unlikely and the possibility of a loss is high but not remote.

        We currently use a migration analysis to determine allowance for loan losses and use software program to produce historical loss rates used in GVA estimations. A QA matrix is also used to estimate losses not captured by historical experience. For impaired loans, or SVA allowance, we evaluates loans on an individual basis to determine impairment in accordance with general accepted accounting principles or "GAAP". All these components are added together for a final allowance for loan losses figure on a quarterly basis.

        Net charge-offs in 2010 increased to $105.6 million compared to $35.5 million in 2009. Nonetheless, the net charge-offs in 2010 were much higher compared to the previous years due to the large amount of note sales transactions in 2010 and the discovery of a material weakness in our internal controls related to loan originations and underwriting, in addition to the weak business climate adversely impacted the financial condition of a number of our clients. The net charge-offs in 2010 were comprised of $89.9 million of real estate secured net loan charge-offs, $15.6 million of commercial and industrial loans net charge-offs, and $123,000 of consumer loan net charge-offs. The $105.6 million in net charge-offs represents 4.33% of average total loans in 2010, as compared with 1.57%, 0.26%, 0.66%, and 0.13%, in 2009 2008, 2007, and 2006, respectively.

        In order to keep pace with the increase of NPLs and the size of our loan portfolio, we increased our allowance for loan losses by 78.6%, or $48.8 million, to $111.0 million at December 31, 2010, as compared with $62.1 million at December 31, 2009. Before that, allowances were $29.4 million, $21.6 million, and $18.7 million, at December 31, 2008, 2007, and 2006, respectively. With the continued increase of the allowance for loan losses and loan commitments in recent years, we were able to maintain the adequate ratio of allowance for loan losses to total loans at 4.77%, 2.56%, 1.43%, 1.19%, and 1.20% at the end of 2010, 2009, 2008, 2007, and 2006, respectively.

        Although management believes our allowance at December 31, 2010 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

        Information on impaired loans is listed in the following table for December 31, 2010 and December 31, 2009:

	At December 31,
(Dollars in Thousands)	2010	2009
With Specific Reserves
Without Charge-Offs	$77,076	$80,758
With Charge-Offs	50,008	6,064
Without Specific Reserves
Without Charge-Offs	19,692	70,248
With Charge-Offs	60,225	28,362
Allowance on Impaired Loans	(14,031)	(13,925)

Impaired Loans Net of Allowance	$192,970	$171,507

Average Impaired Loans	$211,711	$186,076

*
Impaired loans at December 31, 2010 and December 31, 2009 had SBA guarantee portion and discount on acquired loans totaling $87.0 million and $60.6 million, respectively.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	2010	2009	2008	2007	2006
Balances:
Allowance for loan losses:
Balances at beginning of year	$62,130	$29,437	$21,579	$18,654	$13,999

Actual charge-offs:
Real estate secured	90,976	11,231	1,070	785	138
Commercial and industrial	17,986	24,820	5,174	8,752	883
Consumer	267	692	903	1,734	1,141

Total charge-offs	109,229	36,743	7,147	11,271	2,162

Recoveries on loans previously charged off
Real estate secured	1,073	—	—	—	146
Commercial and industrial	2,393	1,112	1,927	119	148
Consumer	144	140	213	204	26

Total recoveries	3,610	1,252	2,140	323	320
Net loan charge-offs	105,619	35,491	5,007	10,948	1,842
FDIC Indemnification	5,053	856	—	—	—
Provision for losses on loan and loan commitments	149,389	67,328	12,865	13,873	6,497

Balances at end of year	$110,953	$62,130	$29,437	$21,579	$18,654

Allowance for loan commitments:
Balances at beginning of year	$2,515	$1,243	$1,998	$891	$779
Provision for losses (recapture) on loan commitments	1,411	1,272	(755)	1,107	112

Balance at end of year	$3,926	$2,515	$1,243	$1,998	$891

Ratios:
Net loan charge-offs to average total loans	4.33%	1.57%	0.26%	0.66%	0.13%
Allowance for loan losses to total loans at end of year	4.77%	2.56%	1.43%	1.19%	1.20%
Net loan charge-offs to allowance for loan losses at end of year	95.19%	57.12%	17.01%	50.73%	9.88%
Net loan charge-offs to provision for losses on loans and loan commitments	23.54%	51.74%	41.35%	73.08%	30.70%

        Impairment balances with specific reserve and those without specific reserves as of December 31, 2010 and December 31, 2009 are listed in the following table by loan type:

	December 31, 2010
(Dollars In Thousands)	Unpaid Principal Balance*	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$9,985	$1,112	$9,985
Carwash	20,580	2,197	20,626
Hotel/Motel	16,669	323	18,295
Land	2,211	433	2,212
Other	33,713	909	33,499
Residential Real Estate	2,773	142	2,777
Construction	—	—	—
SBA Real Estate	21,687	590	21,766
SBA Commercial	10,379	2,115	10,663
Commercial	9,087	6,210	9,472
Consumer/Other	—	—	—

Total With Related Allowance	127,084	14,031	129,295
Without Specific Reserves
Commercial Real Estate
Gas Station	8,942	—	8,961
Carwash	6,119	—	6,123
Hotel/Motel	2,441	—	2,443
Land	16,066	—	16,066
Other	23,148	—	24,451
Residential Real Estate	4,790	—	4,816
Construction	—	—	—
SBA Real Estate	17,260	—	18,181
SBA Commercial	651	—	871
Commercial	500	—	503
Consumer/Other	—	—	—

Total Without Related Allowance	79,917	—	82,415

Total	$207,001	$14,031	$211,710

*
Recorded investment adjustment is deemed not material in this presentation

	December 31, 2009
(Dollars In Thousands)	Unpaid Principal Balance	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$3,964	$33	$3,970
Carwash	13,030	3,078	13,039
Hotel/Motel	7,104	472	7,126
Land	—	—	—
Other	36,233	5,699	36,255
Residential Real Estate	503	155	506
Construction	—	—	—
SBA Real Estate	19,317	1,625	19,357
SBA Commercial	4,077	901	4,137
Commercial	2,594	1,963	2,469
Consumer/Other	—	—	—

Total With Related Allowance	86,822	13,926	86,859
Without Specific Reserves
Commercial Real Estate
Gas Station	13,056	—	13,061
Carwash	1,633	—	1,633
Hotel/Motel	20,228	—	20,244
Land	8,193	—	8,452
Other	31,546	—	31,573
Residential Real Estate	6,578	—	7,054
Construction	—	—	—
SBA Real Estate	12,251	—	12,297
SBA Commercial	3,217	—	3,223
Commercial	1,908	—	1,681
Consumer/Other	—	—	—

Total Without Related Allowance	98,610	—	99,218

Total	$185,432	$13,926	$186,076

*
Recorded investment adjustment is deemed not material in this presentation

        Delinquent loans by days past due as of December 31, 2010 and December 31, 2009 are presented in the following table by loan type:

	December 31, 2010
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,799
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,358
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	72

Total	$23,491	$22,231	$42,657	$88,379

Non-Accrual Loans Listed Above	$3,596	$7,658	$42,656	$53,910

	December 31, 2009
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$5,036	$1,226	$7,368	$13,631
Carwash	7,338	4,687	5,030	17,055
Hotel/Motel	3,156	1,263	4,791	9,210
Land	355	—	7,848	8,203
Other	9,722	2,620	18,656	30,998
Residential Real Estate	3,839	—	2,795	6,634
Construction	—	—	—	—
SBA Real Estate	936	2,621	3,497	7,055
SBA Commercial	1,085	476	863	2,423
Commercial	2,384	2,099	3,234	7,715
Consumer/Other	135	54	66	256

Total	$33,986	$15,046	$54,148	$103,180

Non-Accrual Loans Listed Above	$5,463	$4,265	$52,811	$62,539

*
Balances are net of SBA guaranteed portions.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2010 and December 31, 2009 are presented in the following table by loan type:

	December 31, 2010
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165

Total	$118,561	$247,119	$14,227	$379,907

	December 31, 2009
	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$24,748	$26,066	$531	$51,345
Carwash	29,017	11,808	—	40,825
Hotel/Motel	37,735	54,655	552	92,942
Land	1,663	23,319	—	24,982
Other	93,418	129,104	937	223,459
Residential Real Estate	503	6,381	—	6,884
Construction	5,421	—	—	5,421
SBA Real Estate	3,508	13,777	1,630	18,915
SBA Commercial	3,516	2,727	368	6,611
Commercial	21,096	21,890	48	43,034
Consumer/Other	482	616	103	1,201

Total	$221,107	$290,343	$4,169	$515,619

*
Balances are net of SBA guaranteed portions

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Applicable to:
Construction	$7,262	$411	$190	$557	$352
Real estate secured	79,441	34,458	11,628	13,445	9,933
Commercial and industrial	24,069	27,059	17,209	7,023	7,164
Consumer	181	202	410	554	1,205

Total Allowance	$110,953	$62,130	$29,437	$21,579	$18,654

Construction	6.55%	0.66%	0.65%	2.58%	1.89%
Real estate secured	71.60%	55.46%	39.50%	62.30%	53.24%
Commercial and industrial	21.69%	43.55%	58.46%	32.55%	38.41%
Consumer	0.16%	0.33%	1.39%	2.57%	6.46%

Total Allowance	100.00%	100.00%	100.00%	100.00%	100.00%

        The following tables table is breakdown of the allowance for loan losses at December 31, 2010 by loan type:

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction		SBA Commercial	Commercial	Consumer/ Other	Total
Balances at beginning of year	$2,109	$3,835	$4,631	$1,202	$18,329	$806	$411	$3,535	$5,425	$21,615	$232	$62,130
Total Charge-Off	4,363	6,585	18,473	11,045	44,968	1,829	401	3,314	2,902	15,080	266	109,226
Total recoveries	82	—	11	—	200	45	5	719	421	1,981	143	3,607
FDIC Indemnification	432	529	130	—	(79)	—	—	373	290	3,313	65	5,053
Provision For Loan Losses	5,673	8,440	32,784	12,481	66,305	3,594	7,247	618	2,116	10,124	7	149,389

Balance At December 31st	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953

        The table below presents the breakdown of allowance by specific valuation and general valuation allowance at December 31, 2010:

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction		SBA Commercial	Commercial	Consumer/ Other	Total
Impaired Loans	$18,927	$26,699	$19,109	$18,277	$56,862	$7,563	—	$38,947	$11,030	$9,587	—	$207,001
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	—	$590	$2,115	$6,210	—	$14,031
Loss Coverage Ratio	5.88%	8.23%	1.69%	2.37%	1.60%	1.88%	0.00%	1.51%	19.17%	64.78%	0.00%	6.78%
Non-Impaired Loans	$85,384	$63,457	$209,907	$25,320	$1,108,027	$78,256	$72,258	$63,768	$28,042	$207,797	$7,227	$1,949,443
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	3.30%	6.34%	8.94%	8.71%	3.51%	3.16%	0.00%	2.10%	11.54%	7.58%	0.00%	4.97%
Total Loans	$104,311	$90,156	$229,016	$43,597	$1,164,889	$85,819	$72,258	$102,715	$39,072	$217,384	$7,227	$2,156,444
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	3.77%	6.90%	8.33%	6.05%	3.42%	3.05%	0.00%	1.88%	13.69%	10.10%	0.00%	5.15%

        A restructuring of a debt constitutes a troubled debt restructuring ("TDR") if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment. At December 31,

2010 and 2009, all of our TDR were performing based on their modified terms. The following table summarizes TDR balances for December 31, 2010 and 2009:

(Dollars in Thousands)	2010	2009
Construction	$—	$—
Real Estate Secured	43,302	63,589
Commercial & Industrial	5,444	1,023
Consumer	—	—
TOTAL PERFORMING TDRS	$48,746	$39,761

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2010:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB borrowings	$136,924	$—	$—	$—	$—	$136,924
Junior subordinated debentures(1)	376	10,709	—	77,321	—	88,406
Operating leases	3,600	6,208	5,008	5,122	—	19,938
Unrecognized tax benefit	—	—	—	—	657	657
Time deposits	1,126,860	103,012	19	—	—	1,229,891

Total	$1,267,760	$119,929	$5,027	$82,443	$657	$1,475,816

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

        As of December 31, 2010, 2009, and 2008, we had commitments to extend credit of $257.8 million, $238.2 million, and $153.4 million, respectively. Obligations under standby letters of credit were $15.8 million, $13.1 million, and $12.7 million for 2010, 2009, and 2008, respectively, and the obligations under commercial letters of credit were $5.4 million, $10.2 million, and $15.1 million, respectively, for the same periods.

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

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2010, the Company had eleven investments, with a net carrying value of $16.3 million. Commitments to fund investments in affordable housing partnerships totaled $12.0 million at December 31, 2010 with the last of the commitments ending in 2015.

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

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3 million to two different LIHTCF—$1 million in Apollo California Tax Credit Fund XXII, LP, and $2 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1 million, $2 million, and $3 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We then made $4 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP in 2007. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. In 2008, we committed to invest $3 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas. In 2009, we committed to invest $5 million in NHT 28 Tax Credit Fund and $5 million in Enterprise Green Communities West Fund in order to promote our CRA activities in the assessment area in Los Angeles, California. In 2010, we committed to invest $4.9 million Milan Town Homes in order to promote our CRA activities in the assessment area of Los Angeles, California.

        As collateral for our FHLB borrowings, we are required by FHLB to invest in FHLB stock. In 2010, our total investment in FHLB stock was reduced by $2.3 million. We received no stock dividends from FHLB but dividends were received in the form of cash from our FHLB stock holdings amounting to $43,000 in 2009. Therefore, the total asset value of the FHLB stock increased $3.3 million to $20.9 million as of year-end 2009 from $17.5 million in the prior year.

        The balances of other earning assets as of December 31, 2010 and December 31, 2009 were as follows:

(Dollars in Thousands)	Balance as of December 31, 2010	Balance as of December 31, 2009
Type
BOLI	$18,662	$18,037
LIHTCF	28,186	13,732
Federal Home Loan Bank Stock	18,531	20,850

Deposits and Other Sources of Funds

        Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2010, 2009, and 2008 were $2.5 billion, $2.8 billion, and $1.81 billion, respectively, representing a decrease of $367.3 million, or 13.0%, in 2010, and an increase of $1.1 billion, or 56.0%, in 2009 from the previous year. The average deposits for the years ended December 31, 2010, 2009, and 2008 were $2.8 billion, $2.3 billion, and $1.74 billion, respectively. The average total deposit balances increased 22.3% or $511.4 million in 2010 and 31.6% or $551.3 million in 2009.

        The increase in deposits in 2009 and 2010 is a result of the acquisition of Mirae Bank, the inflow of deposits from peer institutions, and the due to our expansion in the East Coast region of our operations. Deposits acquired from Mirae Bank totaled $293.4 million at the time of the acquisition in June 2009. As a result of the acquisition, we experienced a large inflow of deposits due to customers' perception of our financial strength. However, during the third and fourth quarter of 2010 we used our liquidity to reduce higher costing non-core deposits letting them mature and not renewing at high rates and focused on increasing non-interest bearing demand deposits. This reduced overall deposits, but the effect has not yet been fully realized in averaged deposits for 2010.

        After 2004, our niche market depositor's preference in time deposits bearing relatively high interest rates decreased the level of deposits in transactional accounts and we increased our reliance on time deposits to fund our loan growth. Due to our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits divided by average total deposits decreased to 49.9% in 2010 from 56.7% in 2009 and 56.4% for 2008. The slight increase from 2008 to 2009 is due to growth in time deposits less than $100,000, which are considered as core deposits. This trend was evident again in 2010 with jumbo time deposits (time deposits with balances of $100,000 or greater) continuing to decrease while other time deposits increased. We will continue to promote our core-deposit campaign in order to achieve the assigned core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 1.39% in 2010 as compared with 2.45% in 2009, which previously decreased from 3.27% in 2008. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, noninterest-bearing	$427,388	—	$333,568	—	$298,163	—
Money market	880,618	1.33%	584,054	2.37%	402,323	3.27%
Super NOW	22,104	0.44%	20,546	0.86%	21,290	1.34%
Savings	77,484	3.07%	55,639	3.47%	38,250	3.39%
Time certificates of deposit in denominations of $100,000 or more	745,139	1.39%	944,012	2.45%	797,404	3.74%
Other time deposits		1.91%	357,590	2.68%	186,639	3.93%

Total deposits	$2,806,832	1.32%	$2,295,409	2.12%	$1,744,069	2.98%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2010 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2010

(Dollars in Thousands)

Three months or less	$312,256
Over three months through six months	130,382
Over six months through twelve months	181,169
Over twelve months	75,878

Total	$699,685

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at December 31, 2010, 2009, and 2008, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. During 2010, the ongoing financial crisis and stiff competition for customer deposits among banks within the markets where we do business has slightly driven up interest rates on various deposit products. As a result, broker deposits have been lower in cost, as compared with other time deposits. With our continued strength in liquidity, we were able to decrease these deposits to $7.1 million at December 31, 2010 from $24.0 million and $147.9 million, at December 31, 2009 and 2008, respectively, in order to improve our net interest margin and to limit our reliance on high interest rate time deposits. All of the brokered deposits will mature within one year.

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

        The following table is a summary of FHLB borrowings for fiscal years 2010 and 2009:

(Dollars in Thousands)	2010	2009
Balance at year-end	$135,000	$232,000
Average balance during the year	$125,214	$310,982
Maximum amount outstanding at any month-end	$142,000	$387,000
Average interest rate during the year	2.49%	2.27%
Average interest rate at year-end	2.03%	2.22%

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

        2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the "2003 debenture") in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I's 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 4.72% at December 31, 2008, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $15 million trust preferred securities, in whole or in part, was callable upon the Company's option on any March 17, June 17, September 17 or December 17 on or after December 17, 2008 (the "Redemption Date") pursuant to Section 10.1 of the trust preferred securities agreement. Depending on the level of discount rate difference and our level of fund sources, we may decide to exercise and call the trust preferred securities in 2010.

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

        In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule. Under the final rule, as of December 31, 2010, Wilshire Bancorp categorized all $75.0 million trust preferred securities as Tier 1 capital.

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

        During the years ended December 31, 2010, 2009, and 2008, we experienced net cash outflows from operating activities of $12.7 million and net cash inflows of $617,000, and $25.9 million, respectively. In 2010, net cash used by operating activities was primarily attributable to the subtraction of $202.8 million "origination of loan held for sale," and the addition of $132.1 million "proceeds from sale of loans held for sale" and $150.8 million "provision for losses on loans and loan commitments." Other assets were also increased $43.4 million and the Company recorded a net loss of $34.8 million, both factors contributing to outflow of cash for operating activities. Similarly in 2009 and 2008, the net cash provided by operating activities were primarily attributable to the net income earned during the immediately preceding years and also to the originations and proceeds of loans held for sale.

        Net cash inflows from investing activities totaled $422.4 million in 2010, while 2009 and 2008 experienced net cash outflows of $458.4 million and $251.2 million, respectively. During 2009 and 2008 net cash out-flows were primarily related to the net increases in loans receivables and the purchase of investment securities available for sale for those years. However, in 2010, proceeds from investment pay-downs, maturities, calls, and sales along with proceeds from the sale of other loans were the largest contributors to the cash provided by investing activities. Largest cash in-flows for 2009 and 2008 were attributed to securities, cash from matured and sold securities.Net cash outflows from financing activities totaled $447.2 million in 2010 and cash inflows from financing activities were $596.0 million and $230.3 million 2009 and 2008, respectively. The net cash used by financing activities in 2010 was primarily due to the decrease in deposits, which totaled $367.3 million. In 2009 however, net cash provided by financing activities was primarily due to the increase in deposits totaling $722.2 million. 2008 cash provided by financing activities is attributable to the increase in FHLB borrowings, issuance of preferred stock, and also an increase in deposits.

        Net cash outflows from financing activities totaled $447.2 million in 2010 and cash inflows from financing activities were $596.0 million and $230.3 million 2009 and 2008, respectively. The net cash used by financing activities in 2010 was primarily due to the decrease in deposits, which totaled $367.3 million. In 2009 however, net cash provided by financing activities was primarily due to the increase in deposits totaling $722.2 million. 2008 cash provided by financing activities is attributable to the increase in FHLB borrowings, issuance of preferred stock, and also an increase in deposits.

        For purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale. Our liquid assets at December 31, 2010, 2009, and 2008 totaled approximately $532.3 million, $923.3 million, and $345.1 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 17.9%, 26.9%, and 14.1% at December 31, 2010, 2009, and 2008, respectively. The decrease in liquid assets in 2010 is a result of management's planned reduction of high cost deposits in the third and fourth quarter funded by the proceeds from cash and cash equivalents and proceeds from investment securities pay-downs, maturities, calls, and sales.

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

        As of December 31, 2010, our borrowing capacity from the FHLB was about $604.4 million and the outstanding balance was $135.0 million, or approximately 22.35% of our borrowing capacity. As of December 31, 2010, we also maintained a guideline to purchase up to a combined $60 million in federal funds through lines with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $28.0 million, with $22.8 million in securities pledged at December 31, 2010. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

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

        As of December 31, 2010, we were qualified as a "well capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

			Actual ratios for the Company as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire Bancorp, Inc.			December 31, 2010	December 31, 2009	December 31, 2008
Total capital to risk-weighted assets	8%	10%	14.00%	15.81%	17.09%
Tier I capital to risk-weighted assets	4%	6%	12.61%	14.37%	15.36%
Tier I capital to average assets	4%	5%	9.18%	9.77%	13.25%

			Actual ratios for the Bank as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Wilshire State Bank			December 31, 2010	December 31, 2009	December 31, 2008
Total capital to risk-weighted assets	8%	10%	13.72%	15.73%	13.59%
Tier I capital to risk-weighted assets	4%	6%	12.34%	14.29%	11.86%
Tier I capital to average assets	4%	5%	8.98%	9.71%	10.24%

        At December 31, 2010, total shareholders' equity decreased by $37.0 million, after declaring cash dividends of $4.6 million ($1.5 million to common shareholders and $3.1 million to preferred shareholders), to $229.2 million from $266.1 million at December 31, 2009. The capital decline was a result of a net loss in operating income in 2010. In 2009 total shareholders' equity increased by $11.1 million, after declaring cash dividends of $8.8 million ($5.9 million to common shareholders and $2.9 million to preferred shareholders), to $266.1 million from $255.1 million at December 31, 2008.

        As of both December 31, 2010 and 2009, we considered the Junior Subordinated Debentures of $87.3 million, which consists of $10.0 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75.0 million trust preferred securities for the regulatory capital ratio computation purposes. At December 31, 2008, as the result of issuance of the Series A Preferred Stock in December 2008, the portion qualified for Tier 1 capital increased to $134.4 million ($59.4 million TARP preferred stock and $75.0 million trust preferred securities), decreasing the portion for Tier 2 capital to $10.0 million. For the Bank level, only the $10.0 million debenture issued by the Bank in 2002 is treated as Tier 2 capital. See "Deposits and Other Sources of Funds" for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities.

Recent Accounting Pronouncements

        In January 2010, FASB issued Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements." ASU 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) Input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 effective for reporting periods after December 15, 2009 did not have a material impact on the consolidated financial statements. The adoption of this standard did not have a material impact on the consolidated financial statement.

        In April 2010, FASB issued ASU 2010-18 "Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset," which is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The adoption of this standard did not have a material impact on the consolidated financial statement.

        In July 2010, FASB issued ASU 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the consolidated financial statement.

        FASB ASU 2010-20, "Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses"—ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 5 in our footnotes to the Consolidated Financial Statements.

Newly Issued But Not Yet Effective Accounting Pronouncements

        FASB ASU 2010-28, "Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts"—ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our consolidated financial statements.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2010 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

 Interest Rate Sensitivity Analysis

	At December 31, 2010
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans	$1,434,262	$212,992	$663,121	$21,014	$2,331,389
Investment securities	840	5,995	226,263	83,609	319,707
Federal funds sold and cash equivalents	130,005	—	—	—	130,005
Interest-earning deposits	—	—	—	—	—

Total	$1,565,107	$218,987	$889,384	$104,623	$2,778,101

Interest-bearing liabilities:
Savings deposits	$83,205	$—	$—	$—	$83,205
Time deposits of $100,000 or more	312,257	311,550	75,878	—	699,685
Other time deposits	217,269	275,625	25,694	—	518,588
Other interest-bearing deposits	692,395	—	—	—	692,395
FHLB Advances	88,011	70,000	—	—	158,011
Junior Subordinated Debenture	87,321	—	—	—	87,321

Total	$1,480,458	$657,175	$101,572	$—	$2,239,205

Interest rate sensitivity gap	$84,649	$(438,188)	$787,812	$104,623	$538,896
Cumulative interest rate sensitivity gap	84,649	(353,539)	434,273	538,896
Cumulative interest rate sensitivity gap ratio (based on total assets)	-2.85%	-11.90%	14.62%	18.14%

        The following table sets forth our estimated net interest income over a twelve months period and NPV based on the indicated changes in market interest rates as of December 31, 2010.

(Dollars in Thousands)

Change (in Basis Points)	Net Interest Income (Next Twelve Months)	% Change	NPV	% Change
+200	$122,039	-2.80%	$325,265	-5.13%
+100	122,181	-2.69%	336,192	-1.95%
0	125,560	—	342,861	—
-100	128,311	2.19%	320,249	-6.60%
-200	125,932	0.30%	292,667	-14.64%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2010, we have evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

        Our management and audit committee conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting was not effective based on those criteria because management identified the following material weakness:

        Deficiencies in Loan Underwriting, Approval, Renewal, and Sales Controls and Lack of Effective Supervision and Oversight by Management Over Loan Approval Process:    The Company recently conducted an internal investigation with the assistance of outside independent professional firms and its internal audit department. The scope of the Company's internal investigation was extensive and included loan related activities and other matters involving improper activities of a loan officer. This loan officer is no longer with the Company. As a result of the internal investigation, management discovered a deficiency in the operating effectiveness of procedures and documentation related to loan underwriting, approval, renewal, and sales processes associated with the former loan officer. Additionally, these processes lacked effective supervision and oversight by the former chief executive officer and other lending management personnel. Our former chief executive officer resigned following the revelation of these activities to our board of directors and was replaced by our present chief executive officer.

        Provision for Loan Losses:    The internal investigation conducted by the Company concerning the improper activities of the loan officer, the lack of supervision and oversight by management, and the deficiencies in loan underwriting, approvals, renewals, and sales resulted in a material adjustment within the 2010 annual consolidated financial statements subsequent to the Company's fourth quarter and year-end earnings release. This material adjustment which resulted in additional charge-offs of $13.6 million, consisted of an approximate $3.2 million increase in the allowance for loan loss and related provision for loan losses totaling $18.1 million, which reduced the net income of the Company by $10.3 million, net of tax benefit, or $0.35 per basic and diluted share for the year ended December 31, 2010. In addition, there was an increase in the classification of nonperforming loans of $6.6 million. The consolidated financial statements contained in this Annual Report on Form 10-K reflect such material adjustments.

        Management determined that these significant control deficiencies, combined with the material adjustment to the Company's allowance for loan loss and related provision for loan losses, constitute a material weakness in the Company's internal control over financial reporting.

        This annual report contains an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the SEC.

Remediation Efforts in 2011

        Promptly following the identification of the material weakness as described above in management's annual report on internal control over financial reporting, management, with the oversight of the audit committee began taking steps to remediate the material weakness. As part of these steps:

  •
  management reviewed the material weakness with our audit committee and senior management;

  •
  management engaged an independent third party loan review firm, which evaluated the adequacy of our allowance for loan losses and charge-offs pertaining to those loans generated by the former loan officer, the appropriateness of credit grades, and the levels of nonaccrual loans and writedowns; and

  •
  management began taking action designed to strengthen corporate oversight of loan origination, internal loan function, underwriting and renewal processes by:

  •
  our board of directors hired a new chief executive officer on February 18, 2011;

    •
    management restructured our lending department by segregating personnel and responsibilities relating to the loan sales from personnel and responsibilities relating to loan underwriting processes, including (1) the creation and employment of a new position which we refer to as the Deputy Chief Credit Officer and who will be responsible for closely monitoring the problem assets and credit risk management of the Company, and (2) the termination of the position of Chief Lending Officer—Marketing Division due to the Company shifting focus from marketing to credit quality control; and

    •
    management, with the approval of the audit committee, created and adopted a loan sale policy, which sets forth guidelines relating to (i) the selection of notes to be made available for sale, (ii) purchaser qualifications, (iii) methods of accounting, and (iv) reporting requirements.

        In addition to the steps management has taken, management intends to continue its remediation efforts by:

  •
  continuing to review and monitor the material weakness and the effectiveness of our remedial actions with our audit committee and senior management; and

  •
  strengthening corporate oversight of loan origination, internal loan function, underwriting and renewal processes by:

  •
  enhancing our loan documentation and underwriting procedures;

  •
  improving and increasing the frequency of our loan appraisal and review process including its independence;

  •
  reinforcing our loan review and classification policies and procedures, in part, by continuing to engage a third party loan review firm to assist in our loan evaluations; and

  •
  continuing to develop and improve our management oversight and loan approval process as our ongoing remediation efforts are pursued.

        Management believes that these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of December 31, 2010. Additional changes will be implemented as determined necessary.

        Although the company's remediation efforts are well underway and are expected to be completed in the near future, the Company's weaknesses will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and concludes that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

        Because of the material weakness as previously described, there was a change in our internal controls over financial reporting during the year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited Wilshire Bancorp, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness has been identified and included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Deficiencies in the operating effectiveness of loan underwriting, approval, renewal and loan sale controls and lack of effective supervision and oversight by management personnel resulted in a material weakness in internal controls over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial as of and for the year ended December 31, 2010, of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 16, 2011

Item 9B.    Other Information

        On March 11, 2011, the employment of Sung Soo Han, as Executive Vice President and Chief Lending Officer of Wilshire Bancorp, Inc. was terminated effective that date.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2010.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated(1)
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008(2)
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A(2)
4.1	Specimen of Common Stock Certificate(3)
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002(15)
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(3)
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003(4)
4.5	Guaranty Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003(4)
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005(4)
4.8	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005(4)
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)

Reference Number	Item
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005(4)
4.11	Guaranty Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005(4)
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.(5)
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.(5)
4.15	Form of Certificate for the Series A Preferred Stock(2)
4.16	Warrant to Purchase Common Stock(2)
10.1	Lease dated September 1, 1996 between the Company and Wilmont, Inc. (Main Office—1st floor)(6)
10.2	Lease dated May 1, 1990 between the Company and Western Properties Co., Ltd. (Western Branch)(6)
10.3	Lease dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(6)
10.4	Sublease dated June 20, 1997 between the Company and Property Development Assoc. (Cerritos Branch)(6)
10.5	1997 Stock Option Plan of Wilshire Bancorp, Inc.(6),(12)
10.6	Addendum to Downtown Branch Lease, dated February 3, 1997 between the Company and Benlin Properties (Downtown Branch)(7)
10.7	Lease dated October 26, 1998 between the Company and Union Square Limited Partnership. (Seattle Business Lending Office)(7)
10.8	Lease dated March 18, 1999 between the Company and BGK Texas Property Management, Inc. (Dallas Business Lending Office)(8)
10.9	Lease dated February 4, 2000 between the Company and Wilmont, Inc. (Commercial Loan Center and Corporate headquarter—14th floor)(9)
10.10	Lease dated September 1, 2000 between the Company and Joseph Hanasab (Gardena Office)(10)
10.11	Lease dated January 8, 2001 between the Company and UNT Atia Co. II, a California general partnership (Rowland Heights Office)(9)
10.12	Sublease dated March 13, 2002 between the Company and Assi Food International, Inc. (Garden Grove Office)(11)
10.13	Lease dated October 3, 2002 between the Company and Terok Management, Inc. (Mid-Wilshire Office)(11)
10.14	Survivor income plan and exhibit thereto (Split dollar agreement)(10),(12)
10.15	Stock Purchase Agreement by and between Wilshire State Bank and Texas Bank dated January 29, 2004(15)
10.16	Consulting Agreement with Soo Bong Min dated December 19, 2007(12),(13)
10.17	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury(2)
10.18	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury(2)
10.19	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim(2)

Reference Number	Item
10.20	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim(2)
10.21	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009(16)
10.22	2008 Stock Option Plan of Wilshire Bancorp, Inc.(12),(14)
10.23	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch)(21)
10.24	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch)(21)
10.25	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch)(21)
10.26	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc. (Torrance Branch)(21)
10.27	Lease dated August 12, 2009 between the Company and Kam Hing Realty-NYC LLC. (Manhattan Branch)(21)
10.28	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO(21))
10.29	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO)(21)
10.30	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO)(21)
10.31	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and Injoo Baik. (Annandale, VA LPO)(21)
10.32	Lease dated November 19, 2009 between the Company and Regency Centers, LP. (Van Nuys Branch)(21)
10.33	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch)(21)
10.34	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch)(21)
10.35	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2011(18)
10.36	Form of Restricted Stock Agreement(19)
10.37	Wilshire Bancorp, Inc. 2008 Stock Incentive Plan(20)
10.38	Lease dated November 10, 2010 between the Company and LACOLA, INC. (Gardena, CA Branch)
11	Statement Regarding Computation of Net Earnings per Share(17)
12.1	Statement regarding computation of ratios of earnings to fixed charges
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008, as amended (Principal Executive Officer)

Reference Number	Item
99.2	Certification Pursuant to Section 111(B)(4) of the Emergency Economic Stabilization Act of 2008, as amended (Principal Financial Officer)

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

(18)
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on February 24, 2011.

(19)
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on December 3, 2009.

(20)
Incorporated by reference to the Appendix in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008.

(21)
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 15, 2010.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2011	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 16, 2011
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2011
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 16, 2011
/s/ KYU-HYUN KIM Kyu-Hyun Kim	Director	March 16, 2011
/s/ RICHARD Y. LIM Richard Y. Lim	Director	March 16, 2011
/s/ FRED F. MAUTNER Fred F. Mautner	Director	March 16, 2011
/s/ YOUNG H. PAK Young H. Pak	Director	March 16, 2011

Signature	Title	Date

/s/ HARRY SIAFARIS Harry Siafaris	Director	March 16, 2011
/s/ DONALD BYUN Donald Byun	Director	March 16, 2011
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2010
and 2009 and for Each of the Three Years in the
Period Ended December 31, 2010 and
Report of Independent Registered Public
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 16, 2011

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$68,530	$155,753
Federal funds sold and other cash equivalents	130,005	80,004

Cash and cash equivalents	198,535	235,757
Securities available for sale, at fair value (amortized cost of $313,639 and $651,095 at December 31, 2010 and December 31, 2009, respectively)	316,622	651,318
Securities held to maturity, at amortized cost (fair value of $89 and $109 at December 31, 2010 and December 31, 2009, respectively)	85	109
Loans receivable, net of allowance for loan losses of $110,953 and $62,130 at December 31, 2010 and December 31, 2009, respectively	2,198,574	2,329,078
Loans held for sale—at the lower of cost or market	17,098	36,233
Federal home loan bank stock, at cost	18,531	20,850
Other real estate owned	14,983	3,797
Due from customers on acceptances	368	945
Cash surrender value of bank owned life insurance	18,662	18,037
Investment in affordable housing partnerships	28,186	13,732
Bank premises and equipment	13,330	12,660
Accrued interest receivable	10,581	15,266
Deferred income taxes	46,357	18,684
Servicing assets	7,331	6,898
Goodwill	6,675	6,675
Core deposits intangibles	1,645	2,013
FDIC loss share indemnification	28,199	33,775
Other assets	44,763	30,170

TOTAL	$2,970,525	$3,435,997

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$467,067	$385,188
Interest bearing:
Savings	83,205	71,601
Money market and NOW accounts	692,395	932,063
Time deposits of $100,000 or more	699,685	795,679
Other time deposits	518,588	643,684

Total deposits	2,460,940	2,828,215
Federal Home Loan Bank borrowings and other borrowings	158,011	232,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	4,092	5,865
Acceptances outstanding	368	945
Other liabilities	30,631	15,515

Total liabilities	2,741,363	3,169,861

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at December 31, 2010 and December 31, 2009, respectively	60,450	59,931
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,477,638 and 29,483,307 shares at December 31, 2010 and December 31, 2009, respectively	55,601	54,918
Accumulated other comprehensive income, net of tax	2,012	326
Retained earnings	111,099	150,961

Total shareholders' equity	229,162	266,136

TOTAL	$2,970,525	$3,435,997

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For Each of the Three Years in the Period Ended December 31, 2010
	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$140,028	$139,295	$137,630
Interest on investment securities	14,726	16,573	10,749
Interest on federal funds sold	1,666	2,486	254

Total interest income	156,420	158,354	148,633

INTEREST EXPENSE:
Interest on deposits	37,096	48,690	51,912
Interest on FHLB advances and other borrowings	3,124	7,073	9,287
Interest on junior subordinated debentures	2,484	3,128	4,815

Total interest expense	42,704	58,891	66,014

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	113,716	99,463	82,619
PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	150,800	68,600	12,110

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(37,084)	30,863	70,509

NON-INTEREST INCOME:
Service charges on deposit accounts	12,545	12,738	11,964
Gain on sale of loans	6,261	3,694	2,186
Gain on sale of securities	8,782	11,158	—
Loan-related and other servicing fees	4,163	3,703	3,174
Gain from acquisition of Mirae Bank	—	21,679	—
Other income	4,161	4,344	3,322

Total noninterest income	35,912	57,316	20,646

NON-INTEREST EXPENSES:
Salaries and employee benefits	29,074	26,498	26,517
Occupancy and equipment	7,984	7,456	6,128
Deposit insurance premiums	4,523	4,780	1,285
Data processing	2,721	3,969	3,111
Professional fees	5,009	2,337	1,840
Other operating	18,065	12,329	9,519

Total noninterest expenses	67,376	57,369	48,400

(LOSS) INCOME BEFORE INCOME TAXES	(68,548)	30,810	42,755
INCOME TAX (BENEFIT) PROVISION	(33,790)	10,686	16,282

NET (LOSS) INCOME	(34,758)	20,124	26,473
Preferred stock cash dividend and accretion of preferred stock	3,626	3,620	155

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(38,384)	$16,504	$26,318

PER COMMON SHARE INFORMATION
Basic	$(1.30)	$0.56	$0.90

Diluted	$(1.30)	$0.56	$0.90

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,486,351	29,420,291	29,368,762
Diluted	29,486,351	29,429,299	29,407,388

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

		Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—January 1, 2008	$—	29,253,311	$49,633	$375	$121,778	$171,786

Stock options exercised		160,446	470			470
Cash dividend declared or accrued
Common stock					(5,880)	(5,880)
Preferred stock					(155)	(155)
Share-based compensation expense			1,139			1,139
Tax benefit from stock options exercised			57			57
Issuance of preferred stock—62,158 shares	59,419					59,419
Accretion of discount on preferred stock	24					24
Issuance of stock warrants—949,460 shares			2,739			2,739
Cumulative impact of change in accounting for bank owned life insurance (net of tax)					(1,876)	(1,876)
Comprehensive income:						—
Net income					26,473	26,473
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)				61		61

Change in unrealized gain on securities available for sale (net of tax)				803		803

Comprehensive income						27,337

BALANCE—December 31, 2008	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060

Stock options exercised		1,900	5			5
Restricted stock granted		67,650	25			25
Cash dividend declared or accrued
Common stock					(5,883)	(5,883)
Preferred Stock					(3,108)	(3,108)
Share-based compensation expense			850			850
Accretion of discount on preferred stock	488				(512)	(24)
Comprehensive income:
Net income					20,124	20,124
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)				51		51
Change in unrealized loss on securities available for sale (net of tax)				(964)		(964)

Comprehensive income						19,211

BALANCE—December 31, 2009	$59,931	29,483,307	$54,918	$326	$150,961	$266,136

Stock options exercised		11,800	98			98
Restricted stock forfeited		(18,192)	(37)			(37)
Cash dividend declared or accrued
Common stock		723	(6)		(1,472)	(1,478)
Preferred Stock					(3,113)	(3,108)
Share-based compensation expense			626			626
Tax benefit from stock options exercised			2			2
Accretion of discount on preferred stock	519				(519)	—
Comprehensive income:
Net income					(34,758)	(34,758)
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)				(16)		(16)
Change in unrealized loss on securities available for sale (net of tax)				1,703		1,703

Comprehensive income						(33,072)

BALANCE—December 31, 2010	$60,450	29,477,638	$55,601	$2,013	$111,099	$229,162

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	For Each of the Three Years in the Period Ended December 31,
	2010	2009	2008
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized (losses) gains on securities available for sale arising during year	$2,939	$(1,484)	$1,384
Less income tax (benefit) expense	1,236	(520)	581

Net unrealized (losses) gains on securities available for sale	$1,703	$(964)	$803

Net unrealized gains on interest-only strips arising during period	$(28)	$84	$105
Less income tax expense	(12)	33	44

Net unrealized gains on interest-only strips	$(16)	$51	$61

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For each of the Three Years in the Period Ended December 31, 2010
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(34,758)	$20,124	$26,473
Adjustments to reconcile net income to net cash
Used in operating activities:
Amortization of investment securities	6,307	4,138	1,088
Depreciation of Bank premises and equipment	2,129	2,112	1,809
Accretion of discount on acquired loans	(4,000)	(8,312)	—
Amortization of core deposit intangibles	368	605	298
Amortization of investments in affordable housing partnerships	—	1,289	809
Provision for losses on loans and loan commitments	150,800	68,600	12,110
Provision for other real estate owned losses	1,358	435	123
Deferred tax benefit	(28,716)	(6,146)	(3,525)
Loss on disposition of bank premises and equipment	20	17	158
Gain from acquisition of Mirae Bank	—	(21,679)	—
Net realized gain on sale of loans held for sale	(6,261)	(3,694)	(2,186)
Proceeds from sale of loans held for sale	132,106	66,232	51,681
Origination of loans held for sale	(202,802)	(80,139)	(60,009)
Net realized gain on sale of available for sale securities	(8,782)	(11,158)	(3)
Change in unrealized appreciation on servicing assets	795	830	877
Net realized loss (gain) on sale of other real estate owned	2,073	(416)	(17)
Share-based compensation expense	583	875	1,139
Change in cash surrender value of life insurance	(626)	(546)	(634)
Servicing assets capitalized	(1 ,228)	(995)	(766)
Tax benefit from exercise of stock options	—	—	(57)
Decrease (increase) in accrued interest receivable	4,685	(3,797)	87
(Increase) decrease in other assets	(43,415)	(25,274)	649
Dividends of Federal Home Loan Bank stock	—	—	(616)
Decrease in accrued interest payable	(1,774)	(4,045)	(3,483)
Increase (Decrease) in other liabilities	19,367	1,561	(77)

Net cash (used in) provided by operating activities	(12,712)	617	25,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	24	29	7,245
Purchase of securities available for sale	(553,054)	(866,880)	(117,851)
Proceeds from principal repayments, matured, called, or sold securities available for sale	892,985	505,605	113,270
Net increase in loans receivable	(78,047)	(121,041)	(240,482)
Payment of FDIC loss share indemnification	14,525	7,737	—
Proceeds from sale of other loans	130,313	16,824	—
Proceeds from sale of other real estate owned	16,647	2,946	875
Proceeds from sale of repossessed vehicles	—	—	28
Purchases of investments in affordable housing partnerships	(4,780)	(6,002)	(3,606)
Purchases of bank premises and equipment	(829)	(3,234)	(1,964)
Loss on investments in affordable housing partnership	2,282	—	—
Redemption (purchases) of Federal Home Loan Bank stock	2,319	—	(8,225)
Purchases of bank owned life insurance	—	(96)	(532)
Proceeds from disposition of Bank equipment	—	—	3
Net cash and cash equivalents acquired from acquisition of Mirae Bank	—	5,724	—

Net cash provided (used in) by investing activities	422,384	(458,388)	(251,239)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	For each of the Three Years in the Period Ended December 31, 2010
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$98	$5	$470
Payment of cash dividend on common stock	(2,949)	(5,883)	(5,872)
Payment of cash dividend on preferred stock	(3,108)	(2,875)	—
Increase in Federal Home Loan Bank borrowings and other borrowings	113,496	295,000	694,000
Decrease in Federal Home Loan Bank borrowings and other borrowings	(187,485)	(412,500)	(570,000)
Tax benefit from exercise of stock options	2	—	57
Net (decrease) increase in deposits	(367,275)	722,240	49,530
Cash proceed from issuance of preferred stock	—	—	62,158

Net cash (used) provided by financing activities	(447,221)	595,987	230,343

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,222)	138,216	5,032
CASH AND CASH EQUIVALENTS—Beginning of year	235,757	97,541	92,509

CASH AND CASH EQUIVALENTS—End of year	$198,535	$235,757	$97,541

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$44,477	$59,983	$69,498
Income taxes paid	$16,509	$21,105	$19,429
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$29,191	$6,428	$3,510
Note financing for OREO sales	$—	$2,924	$—
Note financing for sale of other loans	$90,054	$24,857	$—
Net assets acquired from Mirae Bank (see Note 2)	$—	$21,679	$—
Other assets transferred to Bank premises and equipment	$1,990	$290	$312
Common stock cash dividend declared, but not paid	$—	$1,471	$1,471
Preferred stock cash dividend declared, but not paid	$388	$388	$155

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

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

        Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell, all of which have original maturities of less than 90 days. As of December 31, 2010, $68.5 million of cash and cash equivalents was from cash and due from banks, while $130.0 million was term federal funds sold.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. The Company had no trading securities at December 31, 2010 and 2009. Unrealized gains and losses are recognized in noninterest income; and

  (iii)
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

        In accordance with ASC 320-10-65-1 (Recognition and Presentation of Other-Than-Temporary Impairments), an other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other than temporary impairments on investment securities in 2010, 2009, and 2008. The accounting treatment for interest-only strips (I/O strips) are like debt securities; impairment charges reduces the cost basis of the I/O strips and reduce earnings.

        Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of December 31, 2010 are measured

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

  (i)
  Loans Held for Sale

    Certain loans that may be sold prior to maturity have been designated as held for sale at origination and are recorded at the lower of cost or market value. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. The premium on the pro-rata principal of Small Business Administration or "SBA" loans sold is recognized as gain on sale of loans not at the time of the sale, but once any recourse provision expire. The remaining portion of the premium related to the unsold principal of SBA loans, is presented as unearned income in as discussed in Note 5, is deferred and amortized over the remaining life of the loan as an adjustment to yield.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  (iii)
  Acquired Loans

    In accordance with ASC 805 (formerly FAS 141R Business Combinations), all acquired loans are recorded at fair value as of the date of an acquisition. The loans in the portfolio that the Company acquired from the Mirae Bank acquisition are covered by the FDIC loss-sharing agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." Covered loans acquired from Mirae Bank with evidence of credit deterioration with the probability that all contractually required payments will not be collected, are accounted for in accordance with ASC 310-30 (formerly AICPA Statement of Position SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer) and are hereby referred to as "SOP 03-3 loans". In contrast, "Non-SOP 03-3" loans are all other covered loans that do not qualify as SOP 03-3 loans.

    For Non-SOP 03-3 loans, the Company applies the effective interest income method for the discount accretion. The fair value of SOP 03-3 loans however, is recorded at the time of acquisition with expected credit losses factored in and incurred over the life of the loan. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool of loans, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan. Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. However, if the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics and loan grades for evaluation in accordance with ASC 450-10. Loss migration analysis is performed to calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks. Historical data from the previous 12 quarters is used with more weighting emphasis on recent quarters.

        In the third phase, we consider relevant internal and external factors that may affect the collectability of the loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have insignificant impact to our loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. A credit risk matrix is used to evaluate the presence, severity, and trends of each of the qualitative factors. The factors currently considered are, but are not limited to: concentration of credit,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

delinquency trend, nature and volume of loan trend, non-accrual and problem loan trends, loss and recovery trend, quality loan review and lending policies and procedures, economic conditions, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

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

        Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are recorded in current operations.

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

        Federal Home Loan Bank ("FHLB") Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and both cash and stock dividends are reported as income. An impairment analysis of FHLB Stock is performed annually or when events or circumstances indicate possibility of impairment.

        Bank Owned Life Insurance ("BOLI") Obligation —ASC 715-60-35 (formerly Emerging Issue Task Force ("EITF") 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements) requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. ASC 715-60-35 is effective beginning the entity's first fiscal year after December 15, 2007. The Company adopted ASC 715-60-35 on

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2008 using the latter option, i.e., based on the future death benefit. Upon this adoption, the Company recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the year's beginning equity. During 2010 and 2009, the increase in BOLI expense and liability related to the adoption of ASC 715-60-35 was $628,000 and $870,000, respectively, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements.

        Affordable Housing Investment Partnerships—The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments were accounted for using the equity method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. Such investments are recorded in other assets in the accompanying consolidated statements of financial condition.

        Goodwill—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. In accordance with ASC 350-20 (SFAS No. 142—Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather subject to impairment testing at least annually. The Company tested goodwill for impairment as of December 31, 2010. There was no impairment in recorded goodwill as of December 31, 2010 (see Note 15).

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

        The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized.

        In 2007, the Company adopted the provision of ASC 740-10-25 (formerly Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10 (SFAS No. 109, Accounting for Income Taxes). ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $259,000 and related interest of $18,000 in 2010. As of December 31, 2010, the total unrecognized tax benefit was $657,000, and related interest was $46,000.

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

        Stock-Based Compensation—The Company issued stock-based compensation to certain employees, officers, and directors. The Company accounted for stock-based compensation in accordance with ASC 718-10 (SFAS 123R, Share-Based Payment, for stock based compensation). The Company follows the modified prospective method, which requires application of ASC 718-10 to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. The compensation cost of that portion of awards is based on the grant-date fair value of those awards.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

        In January 2010, FASB issued Accounting Standards Update 2010-06, "Improving Disclosures about Fair Value Measurements." ASU 2010-06 will require reporting entities to make new disclosures about (a) amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements, (b) Input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 and (c) information on purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 effective for reporting periods after December 15, 2009 did not have a material impact on the consolidated financial statements. The adoption of this standard did not have a material impact on the consolidated financial statement.

        In February 2010, the FASB issued ASU 2010-09, and amendment of ASC 855 (formerly Statement No. 165, Subsequent Events). ASC 855 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 2010-09 amends ASC 855 by adding the "SEC filer", and "revised financial statements" to the ASC Master Glossary while removing the definition of "public entity" from the glossary. The amendment also exempts SEC filers from disclosing the date through which subsequent events have been evaluated and require SEC files and conduit debt obligors to evaluate subsequent events through the date the financial statements are issued. ASU 2010-09 is effective as of the issue date for financial statements that are issued, available to be issued, or revised. The adoption of this standard did not have a material impact on the consolidated financial statement.

        In April 2010, FASB issued ASU 2010-18 "Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset," which is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. Under the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The adoption of this standard did not have a material impact on the consolidated financial statement.

        In July 2010, FASB issued ASU 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies will be required to provide more

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the consolidated financial statement.

            FASB ASU 2010-20, "Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses"—ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. See Note 5 in our footnotes to the Consolidated Financial Statements.

Newly Issued But Not Yet Effective Accounting Pronouncements

            FASB ASU 2010-28, "Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts"—ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of ASU 2010-28 is not expected to have a significant impact on our consolidated financial statements.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

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

        The Mirae acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805. The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and are subject to refinements for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. A "bargain purchase gain" totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed as no consideration was paid to purchase Mirae Bank.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

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

        As of June 26, 2009, the Company recorded an FDIC indemnification asset of $40.2 million, consisting of the present value of the amounts the Company expects to receive from the FDIC under the shared-loss agreement. From June 26, 2009 through December 31, 2009, the Company recorded an additional $4.4 million due to charge-offs and impairment of loans. During 2010 the recorded additional indemnification due to charge-offs and impairment of loans totaled $11.9 million. As a result covered loan sales and pay-offs the indemnification asset was reduced by $3.1 million in 2009 and by $2.0 million in 2010. Additional indemnification due to loans transferred to OREO resulted in increase of indemnification assets by $858 thousand in 2010 and $0 in 2000. In November 2009, the Company received its first payment from FDIC, in the amount of $7.7 million. Additional payments received in

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

2010 totaled $16.4 million, which consisted of $14.5 million in loss share indemnification payments and $1.9 million in expense reimbursements. As of December 31, 2010 and 2009, the recorded FDIC indemnification asset was $28.2 million and $33.8 million, respectively.

        The table below reflects the FDIC indemnification assets from the date of the acquisition to December 31, 2009 and January 1, 2010 to December 31, 2010:

FDIC Indemnification Asset

(Dollars in Thousands)

	2010	2009
Beginning balance	$33,775	$40,235
Additions resulting from charge-offs or impairment	11,928	4,356
Additions resulting from loans transfer to OREO	858	—
Payments received from the FDIC	(14,525)	(7,725)
Reimbursement of expense from the FDIC	(1,833)	—
Write-downs resulting from loans sold or paid-off	(2,004)	(3,091)

Ending balance at December 31,	$28,199	$33,775

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

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

  Securities available for sale—Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of December 31, 2010 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

  Collateral dependent impaired loans—A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Fair value of collateral dependent loans is measured based on the fair value of the underlying collateral. The fair value is determined by management in part through the use of appraisals or by actual selling prices for loans that are under contract to sell. It is the Company's policy to update appraisals on all collateral dependent impaired loans every six months or less.

  We obtain appraisals for all loans that have been identified by management as non-performing or potentially non-performing at month-end following such identification. Thereafter, the Company's Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Once an appraisal is received, if there is a difference between

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  the updated appraisal value and the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy. We do not charge-off or make special allowances for only a portion of the difference between the appraisal value and the balance of the loan.

  For any loan that has already been partially charged-off, there will be no change in the classification of that loan unless it satisfies our policy guidelines for returning a non-performing loan to a performing loan. The Company records impairments on all nonaccrual loans and trouble debt restructured loans based on the valuation methods above with the exception of automobile loans. Automobile loans are assessed based on a homogenous pool of loans and the Company has established specific reserves which is a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

  Other real estate owned ("OREO")—Other real estate owned or ("OREO"), consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure less selling costs. Fair values are derived from third party appraisals less selling costs and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset. However, in accordance with ASC 820-10, the following fair value disclosures for financial instruments, OREOs are recorded at fair value are presented based on appraised values and are not adjusted for selling costs.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The tables below summarize the valuation of our investments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2010 and December 31, 2009:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	As of December 31, 2010
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$36,220	$—	$36,220	$—
Mortgage backed securities	18,907	—	18,907	—
Collateralized mortgage obligations	225,114	—	225,114	—
Corporate securities	2,021	—	2,021	—
Municipal bonds	34,360	—	34,360	—
Servicing assets	7,331	—	—	7,331
Interest-only strips	615	—	—	615
Servicing liabilities	(393)	—	—	(393)

	As of December 31, 2009
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$155,382	$—	$155,382	$—
Mortgage backed securities	131,711	—	131,711	—
Collateralized mortgage obligations	319,554	—	319,554	—
Corporate securities	2,017	—	2,017	—
Municipal bonds	42,654	—	42,654	—
Servicing assets	6,898	—	—	6,898
Interest-only strips	724	—	—	724
Servicing liabilities	(407)	—	—	(407)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

in the table below by asset category with a summary of changes in fair value for the year ended December 31, 2010 and December 31, 2009:

December 31, 2010

(Dollars in Thousands)	At January 1, 2010	Net Realized Gains (Losses) in Net (Loss) Income*	Net Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At December 31, 2010	Net Cumulative Unrealized Losses
Servicing assets	$6,898	$406	$—	$27	$—	$7,331	$—
Interest-only strips	724	(79)	(30)	—	—	615	(284)
Servicing liabilities	(407)	14	—	—	—	(393)	—

December 31, 2010

(Dollars in Thousands)	At January 1, 2010	Net Realized Gains (Losses) in Net (Loss) Income*	Net Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At December 31, 2010	Net Cumulative Unrealized Losses
Servicing assets	$4,838	$(565)	$—	$2,625	$—	$6,898	$—
Interest-only strips	632	(109)	85	116	—	724	300
Servicing liabilities	(328)	55	—	(134)	—	(407)	—

        The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at December 31, 2010 and December 31, 2009, and the total losses resulting from these fair value adjustments for the twelve month ended December 31, 2010 and December 31, 2009:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

	December 31, 2010
					Total Losses
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$110,879	$110,879	$5,706
OREO	—	—	19,955	19,955	1,766

Total	$—	$—	$130,834	$130,834	$7,472

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

	December 31, 2009
					Total Losses
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$—	$128,764	$128,764	$10,250
OREO	—	—	4,031	4,031	435

Total	$—	$—	$132,795	$132,795	$10,685

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31:

2010 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for sale:
Securities of government sponsored enterprises	$35,953	$267	$—	$36,220
Mortgage-backed securities	18,129	778	—	18,907
Collateralized mortgage obligations	222,778	2,453	117	225,114
Corporate security	2,000	21	—	2,021
Municipal bonds	34,779	293	712	34,360

Total	$313,639	$3,812	$829	$316,622

Held to maturity:
Collateralized mortgage obligations	$85	$4	$—	$89

Total	$85	$4	$—	$89

2009 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available for sale:
Securities of government sponsored enterprises	$156,879	$103	$1,600	$155,382
Mortgage-backed securities	131,617	820	726	131,711
Collateralized mortgage obligations	318,531	1,998	975	319,554
Corporate securities	2,000	17	—	2,017
Municipal bonds	42,068	1,091	505	42,654

Total	$651,095	$4,029	$3,806	$651,318

Held to maturity:
Collateralized mortgage obligations	$109	$—	$—	$109

Total	$109	$—	$—	$109

        As of December 31, 2010, held-to-maturity securities, which are carried at their amortized costs, decreased to $85,000 from $109,000 at December 31, 2009. Available-for-sale securities, which are

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

4. INVESTMENT SECURITIES (Continued)

stated at their fair market values, decreased to $316.6 million at December 31, 2010 from $651.3 million at December 31, 2009. The $334.7 million decrease in 2010 is mainly due reduction in high cost deposits which was supplemented by the proceeds from investment maturities, calls, and sales transactions. The Company had $337.5 million net purchases in 2010 and $423.6 million in net purchases in 2009. Unrealized gain recorded in 2010 was $2.8 million and unrealized loss recorded in 2009 was $1.5 million, respectively. In 2010, the net purchases total includes $553.1 million in securities purchases and paydowns, maturities, and called securities of $890.6 million. These increases reflect a strategy of improving our levels of liquidity using available-for-sale securities, in addition to immediately available funds which are maintained mainly in the form of overnight investments.

        Accrued interest receivable on investment securities totaled $1.9 million and $3.5 million at December 31, 2010 and 2009, respectively.

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	Less than 12 months		12 months or longer		Total
As of December 31, 2010 (Dollars in Thousands) Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	27,650	(117)	—	—	27,650	(117)
Mortgage-backed securities	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal bonds	20,281	(448)	1,450	(264)	21,731	(712)

	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

	Less than 12 months		12 months or longer		Total
As of December 31, 2010 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$110,296	$(1,600)	$—	$—	$110,296	$(1,600)
Collateralized mortgage obligations	145,622	(975)	—	—	145,622	(975)
Mortgage-backed securities	85,313	(726)	—	—	85,313	(726)
Corporate securities	—	—	—	—	—	—
Municipal bonds	8,783	(505)	—	—	18,783	(505)

	$360,014	$(3,806)	$—	$—	$360,014	$(3,806)

(1)
There were no held to maturity securities with losses as of December 31, 2010 or December 31, 2009.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

4. INVESTMENT SECURITIES (Continued)

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

        The Company performs an evaluation of the investment portfolio in assessing individual positions that have market values that have declined below cost. In assessing whether there is other-than-temporary impairment, the Company considers:

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

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2010 represents an other than temporary impairment. An other than temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are primarily attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." The Company has no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

4. INVESTMENT SECURITIES (Continued)

Debt Obligations ("CDOs") that had previously been rated "AAA" but has since been downgraded to below investment grade. The Subprime market is made up of Subprime mortgages or loans that do not meet Fannie Mae or Freddie Mac underwriting standards. Subprime loans inherently have more associated risk due to the inferior credit quality of the borrower. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2010 and 2009 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2010 and 2009 until the market value recovers or the securities mature.

        The amortized cost and estimated fair value of investment securities at December 31, 2010, by contractual maturity, are shown below:

	2010		2009
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
Due in one year or less	$295	$300	$31,071	$31,792
Due after one year through five years	3,132	3,220	263,203	263,820
Due after five years through ten years	43,809	44,303	148,220	147,120
Due after ten years	266,403	268,799	208,601	208,586

Total	$313,639	$316,622	$651,095	$651,318

Held to maturity:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	85	89	109	109

Total	$85	$89	$109	$109

        Securities with amortized cost of approximately $308.7 million and $629.5 million were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2010 and 2009, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans as of December 31:

	2010		2009
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial loans	$1,007	$325,412	$1,240	$386,203
Real estate loans	16,091	1,973,194	34,993	1,993,082
Installment loans	—	15,685	—	17,234

	17,098	2,314,291	36,233	2,396,519
Allowance for loan losses	—	(110,953)	—	(62,130)
Deferred loan fees	—	(494)	—	(744)
Unearned income	—	(4,271)	—	(4,567)

Net loans	$17,098	$2,198,574	$36,233	$2,329,078

        At December 31, 2010, 2009, and 2008, the Company serviced loans sold to unaffiliated parties in the amounts of $463.9 million, $432.6 million, and $315.0 million, respectively.

        The maturity or repricing distribution of the loan portfolio as of December 31, 2010 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Less than one year	$14,573	$1,632,681	$1,647,254
One to five years	1,540	661,581	663,121
After five years	985	20,029	21,014

Total gross loans	$17,098	$2,314,291	$2,331,389

        The rate composition of the loan portfolio as of December 31, 2010 is as follows:

(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Total Loans
Fixed rate loans	$2,525	$1,020,723	$1,023,248
Variable rate loans	14,573	1,293,568	1308,141

Total gross loans	$17,098	$2,314,291	$2,331,389

        The amounts on the tables above are the gross loan balance at December 31, 2010 before netting deferred loan fees and unearned income totaling $4.8 million.

        As of June 26, 2009, the Company has acquired Mirae Bank through the FDIC. Upon acquiring certain assets and liabilities, the Company entered into loss sharing agreements with the FDIC where the FDIC will share in losses on assets covered under the agreements. With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries. As of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

December 31, 2010, the balance of loans which are subject to the single family loss sharing agreement was $1.3 million and the balance of loans which are subject to the non-single family loss sharing agreement was $208.2 million. As of December 31, 2010, the balance of loans which are subject to the single family loss sharing agreement was $1.3 million and the balance of loans which are subject to the non-single family loss sharing agreement was $208.2 million. For those purchased loans, the Company increased the net allowance for loan losses by $1.7 million and $753,000 during 2010 and 2009, respectively.

        The carrying amount of those loans as of December 31 is as follows:

(Dollars in Thousands)	2010	2009
Non SOP 03-3 Loans	$203,701	$248,204
SOP 03-3 Loans	5,789	10,879

Outstanding balance	$209,490	$259,083

Carrying value, net of allowance for loan losses	$207,004	$258,330

        SOP 03-3 loans are purchased loans for which it was probable at acquisition that all contractually required payments would not be collected. Following is the summary of SOP 03-3 loans as of December 31:

(Dollars in Thousands)	2010	2009
Breakdown of SOP 03-03 loans:
Real estate loans	$5,064	$6,881
Commercial loans	$725	$3,998

        Loans acquired from Mirae Bank were purchased at a discount. Accretion of $6.7 million on loans purchased at discount of $54.9 million was recorded as interest income in 2009 and $4.0 million in accretion income was recorded in 2010.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The activity in the allowance for loan losses was as follows for the years ended December 31:

(Dollars in Thousands)	2010	2009	2008
Balance—beginning of year	$62,130	$29,437	$21,579
Provision for loan losses	148,800	67,328	12,865
FDIC receivable	5,053	856	—
Loans charged-off	(109,229)	(36,743)	(7,147)
Recoveries of charge-offs	3,610	1,252	2,140
Transferred from off balance sheet item	589	—	—

Balance—end of year	$110,953	$62,130	$29,437

        The activity in liabilities for losses on loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2010	2009	2008
Balance—beginning of year	$2,515	$1,243	$1,998
Provision (benefit) for losses on loan commitments	2,000	1,272	(755)
Transferred to on-balance sheet loan loss provision	(589)	—	—

Balance—end of year	$3,926	$2,515	$1,243

        The following tables table is breakdown of the allowance for loan losses at December 31, 2010 by loan type:

	Commercial Real Estate Loans
(Dollars In Thousands)	Gas Station	Carwash	Hotel/ Motel	Land	Other	Residential Real Estate	Construction	SBA Real Estate	SBA Commercial	Commercial	Consumer/ Other	Total
Balances at beginning of year	$2,109	$3,835	$4,631	$1,202	$18,329	$806	$411	$3,535	$5,425	$21,615	$232	$62,130
Total Charge-Off	4,363	6,585	18,473	11,045	44,971	1,829	401	3,314	2,902	15,080	266	109,229
Total recoveries	82	—	11	—	203	45	5	719	421	1,981	143	3,610
FDIC Indemnification	432	529	130	—	(79)	—	—	373	290	3,313	65	5,053
Provision For Loan Losses	5,673	8,440	32,784	12,481	66,305	3,594	7,247	618	2,116	10,124	7	149,389

Balance At December 31st	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953

	Commercial Real Estate Loans
(Dollars In Thousands)	Gas Station	Carwash	Hotel/ Motel	Land	Other	Residential Real Estate	Construction	SBA Real Estate	SBA Commercial	Commercial	Consumer/ Other	Total
Impaired Loans	$18,927	$26,699	$19,109	$18,277	$56,862	$7,563	—	$38,947	$11,030	$9,587	—	$207,001
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	—	$590	$2,115	$6,210	—	$14,031
Non-Impaired Loans	$85,384	$63,457	$209,907	$25,320	$1,108,027	$78,256	$72,258	$63,768	$28,042	$207,797	$7,227	$1,949,443
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Total Loans	$104,311	$90,156	$229,016	$43,597	$1,164,889	$85,819	$72,258	$102,715	$39,072	$217,384	$7,227	$2,156,444
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of impaired loans with and without specific reserves as of December 31, 2010 and 2009:

	At December 31,
(Dollars in Thousands)	2010	2009
With Specific Reserves
Without Charge-Offs	$77,076	$80,758
With Charge-Offs	50,008	6,064
Without Specific Reserves
Without Charge-Offs	19,692	70,248
With Charge-Offs	60,225	28,362
Allowance on Impaired Loans	(14,031)	(13,925)

Impaired Loans Net of Allowance	$192,970	$171,507

Average Impaired Loans	$211,711	$186,076

*
Impaired loans at December 31, 2010 and December 31, 2009 had SBA guarantee portion and discount on acquired loans totaling $87.0 million and $60.6 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Impairment balances with specific reserve and those without specific reserves as of December 31, 2010 and December 31, 2009 are listed in the following table by loan type:

	December 31, 2010
(Dollars In Thousands)	Unpaid Principal Balance*	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$9,985	$1,112	$9,985
Carwash	20,580	2,197	20,626
Hotel/Motel	16,669	323	18,295
Land	2,211	433	2,212
Other	33,713	909	33,499
Residential Real Estate	2,773	142	2,777
Construction	—	—	—
SBA Real Estate	21,687	590	21,766
SBA Commercial	10,379	2,115	10,663
Commercial	9,087	6,210	9,472
Consumer/Other	—	—	—

Total With Related Allowance	127,084	14,031	129,295
Without Specific Reserves
Commercial Real Estate
Gas Station	8,942	—	8,961
Carwash	6,119	—	6,123
Hotel/Motel	2,441	—	2,443
Land	16,066	—	16,066
Other	23,148	—	24,451
Residential Real Estate	4,790	—	4,816
Construction	—	—	—
SBA Real Estate	17,260	—	18,181
SBA Commercial	651	—	871
Commercial	500	—	503
Consumer/Other	—	—	—

Total Without Related Allowance	79,917	—	82,415

Total	$207,001	$14,031	$211,710

*
Recorded investment adjustment is deemed not material in this presentation.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
(Dollars In Thousands)	Unpaid Principal Balance	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$3,964	$33	$3,970
Carwash	13,030	3,078	13,039
Hotel/Motel	7,104	472	7,126
Land	—	—	—
Other	36,233	5,699	36,255
Residential Real Estate	503	155	506
Construction	—	—	—
SBA Real Estate	19,317	1,625	19,357
SBA Commercial	4,077	901	4,137
Commercial	2,594	1,963	2,469
Consumer/Other	—	—	—

Total With Related Allowance	86,822	13,926	86,859
Without Specific Reserves
Commercial Real Estate
Gas Station	13,056	—	13,061
Carwash	1,633	—	1,633
Hotel/Motel	20,228	—	20,244
Land	8,193	—	8,452
Other	31,546	—	31,573
Residential Real Estate	6,578	—	7,054
Construction	—	—	—
SBA Real Estate	12,251	—	12,297
SBA Commercial	3,217	—	3,223
Commercial	1,908	—	1,681
Consumer/Other	—	—	—

Total Without Related Allowance	98,610	—	99,218

Total	$185,432	$13,926	$186,076

*
Recorded investment adjustment is deemed not material in this presentation.

        The average recorded investment in impaired loans during the years ended December 31, 2010 and 2009 was $211.7 million and $186.1 million, respectively. Interest income recognized from the impaired loans in 2009 was $5.8 million.

        At December 31, 2010, the Company had loans on non-accrual status of $71.2 million, net of SBA guaranteed portions, as compared with $69.4 million at December 31, 2009. Troubled debt restructuring

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

("TDR") at December 31, 2010 totaled $48.7 million, an increase of $8.9 million from $39.8 at December 31, 2009. At December 31, 2010 and 2009, all of our TDR were performing based on their modified terms.

        The following table summarizes TDR balances for December 31, 2010 and 2009:

(Dollars in Thousands)	2010	2009
Construction	$—	$—
Real Estate Secured	43,302	63,589
Commercial & Industrial	5,444	1,023
Consumer	—	—

TOTAL PERFORMING TDRS	$48,746	$39,761

        The following table provides information on non-accrual loans and loan past due over 90 days and still accruing:

	December 31, 2010
	Non-Accrual Loans	Past Due 90 Days Or More, Still Accruing	Total Non-Performing Loans
Commercial Real Estate
Gas Station	$5,275	$—	$5,275
Carwash	9,863	—	9,863
Hotel/Motel	5,856	—	5,856
Land	12,212	—	12,212
Other	25,087	—	25,087
Residential Real Estate	6,582	—	6,582
Construction	—	—	—
SBA Real Estate	2,701	—	2,701
SBA Commercial	940	—	940
Commercial	2,689	—	2,689
Consumer/Other	27	—	27

Total	$71,232	$—	$71,232

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
	Non-Accrual Loans	Past Due 90 Days Or More, Still Accruing	Total Non-Performing Loans
Commercial Real Estate
Gas Station	$8,594	$—	$8,594
Carwash	5,030	—	5,030
Hotel/Motel	9,323	—	9,323
Land	7,848	—	7,848
Other	21,235	1,317	22,552
Residential Real Estate	6,227	—	6,227
Construction	—	—	—
SBA Real Estate	5,314	—	5,314
SBA Commercial	1,408	—	1,408
Commercial	4,397	—	4,397
Consumer/Other	70	19	89

Total	$69,446	$1,336	$70,782

*
Balances are net of SBA guaranteed portions.

        Delinquent loans by days past due as of December 31, 2010 and December 31, 2009 are presented in the following table by loan type:

	December 31, 2010
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,799
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,358
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	72

Total	$23,491	$22,231	$42,657	$88,379

Non-Accrual Loans Listed Above	$3,596	$7,658	$42,656	$53,910

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$5,036	$1,226	$7,368	$13,631
Carwash	7,338	4,687	5,030	17,055
Hotel/Motel	3,156	1,263	4,791	9,210
Land	355	—	7,848	8,203
Other	9,722	2,620	18,656	30,998
Residential Real Estate	3,839	—	2,795	6,634
Construction	—	—	—	—
SBA Real Estate	936	2,621	3,497	7,055
SBA Commercial	1,085	476	863	2,423
Commercial	2,384	2,099	3,234	7,715
Consumer/Other	135	54	66	256

Total	$33,986	$15,046	$54,148	$103,180

Non-Accrual Loans Listed Above	$5,463	$4,265	$52,811	$62,539

*
Balances are net of SBA guaranteed portions.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2010 and December 31, 2009 are presented in the following table by loan type:

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165

Total	$118,561	$247,119	$14,227	$379,907

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

5. LOANS RECEIVABLE, LOANS HELD FOR SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2009
	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$24,748	$26,066	$531	$51,345
Carwash	29,017	11,808	—	40,825
Hotel/Motel	37,735	54,655	552	92,942
Land	1,663	23,319	—	24,982
Other	93,418	129,104	937	223,459
Residential Real Estate	503	6,381	—	6,884
Construction	5,421	—	—	5,421
SBA Real Estate	3,508	13,777	1,630	18,915
SBA Commercial	3,516	2,727	368	6,611
Commercial	21,096	21,890	48	43,034
Consumer/Other	482	616	103	1,201

Total	$221,107	$290,344	$4,169	$515,619

*
Balances are net of SBA guaranteed portions

        The Company provides residential mortgage lending and it offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of the salable loans are transferred to the secondary market while a certain portion was retained on our books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2010 and 2009 was $47.7 million and $41.3 million, respectively. Residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages stood at $944 thousand and $1.2 million, respectively, at December 31, 2010. These amounts include loans held temporarily for sale or refinancing. At December 31, 2009, these same loan categories were $1.9 million and $1.2 million, respectively.

        The following is an analysis of all loans to officers and directors of the Company and its affiliates as of December 31. All such loans were made under terms that are consistent with the Company's normal lending policies:

(Dollars in Thousands)	2010	2009
Outstanding balance—beginning of year	$27,986	$10,559
Credit granted, including renewals	690	19,469
Repayments	(3,390)	(2,042)

Outstanding balance—end of year	$25,287	$27,986

        Income from these loans totaled approximately $1.1 million, $823,000, and $564,000 for the years ended December 31, 2010, 2009, and 2008, respectively, and is reflected in the accompanying consolidated statements of operations.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at 2010 year end was $395.6 million, which consisted of $313.5 million in real estate loans and $82.1 million in commercial loans.

        The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2010 and 2009, respectively:

(Dollars in Thousands)	2010	2009
Beginning of year	$6,898	$4,838
Servicing assets acquired from Mirae Bank	—	1,894
Additions through assumptions of servicing assets	1,228	996
Disposals through pay-off pay-off of loans previously serviced	(1,201)	(265)
Changes in fair value	406	(565)

End of year	$7,331	$6,898

        The fair valuation of servicing assets in accordance with the adoption of ASC 860-50 (SFAS No. 156) was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        The servicing fee income which is reported on the statement of operations as "Loan-related servicing fee" is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. Servicing fees totaled $3.2 million, $3.7 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. Late fees and ancillary fees related to loan servicing are not material.

        The following table is a summary of weighted average discount rates and constant prepayment rates of our servicing loan portfolio as of December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Average Discount Rate:	5.82%	5.77%
Constant Prepayment Rate:	15.89%	16.98%
Weighted Average Life:	17 Years	16 Years

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2010	2009
Land	$2,968	$2,968
Building	2,744	2,744
Furniture and equipment	7,935	7,461
Leasehold improvements	11,736	9,868

	25,383	23,041
Accumulated depreciation and amortization	(12,053)	(10,381)

	$13,330	$12,660

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2010, the Company had eleven investments, with a net carrying value of $16.3 million. The investments were accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 12 years are $28.0 million as of December 31, 2010. The Company's usage of federal tax credits approximated $2,609,000, $1,521,000, and $942,000 during 2010, 2009, and 2008, respectively. Investment amortization amounted to $2,282,000, $1,289,000, and $809,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

9. DEPOSITS

        Time deposits by maturity dates are as follows at December 31:

(Dollars in Thousands)	2010	2009
Less than three months	$529,526	$464,438
After three to six months	213,025	215,956
After six months to twelve months	374,150	589,643
After twelve months	101,572	169,326

Total	$1,218,273	$1,439,363

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

9. DEPOSITS (Continued)

        The scheduled maturities of time deposits as of December 31, 2010 are as follows:

(Dollars in Thousands)	2010	2009
2011	$1,116,701	$1,270,037
2012	87,154	168,244
2013	14,400	1,064
2014	—	—
2015 and thereafter	18	18

Total	$1,218,273	$1,439,363

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2010 are, as follows:

(Dollars in Thousands)
Three months or less	$312,257
Over three months through six months	130,382
Over six months through twelve months	181,168
Over twelve months	75,878

Total	$699,685

10. COMMITMENTS AND CONTINGENCIES

        The following tables represent future commitments and contingencies related to lease payments and investments in low income housing funds on at December 31, 2010:

(Dollars in Thousands) Year	Amount
2011	$13,362
2012	5,057
2013	3,135
2014	3,051
2015	2,116
Thereafter	5,122

$31,843

        Rental expense recorded under such leases amounted to approximately $4.2 million, $3.6 million, and 3.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        In the normal course of business, the Company is involved in various legal claims. Management has reviewed all legal claims against the Company with outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims.

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $257.8 million and $238.2 million and obligations under standby letters of credit and commercial letters of credit of approximately $21.2 million and $23.3 million at December 31, 2010 and 2009, respectively.

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. The Company had 11 investments, with a net carrying value of $16.3 million at December 31, 2010 and nine investments, with a net carrying value of $13.7 million at December 31, 2009. Commitments to fund investments in affordable housing partnerships totaled $12.0 million at December 31, 2010 with the last of the commitments ending in 2015.

        No loss contingency has been recorded in any period presented in the financial statements because such losses are either not probable or reasonably estimable (or both) at the present time. Such matters are subject to many uncertainties and their ultimate outcomes are not predictable with assurance. Consequently, management is unable to estimate a range of potential loss, if any, related to these matters. At this time, management has not concluded whether the final resolution of any of these matters will have a material adverse effect upon the financial statements.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2010, the Company had approved financing with the Federal Home Loan Bank ("FHLB") for a maximum advance of up to 30% of total assets based on qualifying collateral. The Company's actual borrowing capacity under the FHLB standard credit program per the Company's pledged collateral was approximately $604.4 million, with $135.0 million borrowing outstanding and $469.4 million capacity remaining as of December 31, 2010. The Company also participates in the Securities-Backed Credit Program (SBC Program) as well. The Company's borrowing capacity under the SBC program per our pledged collateral (included in the capacity above) was approximately $47.5 million, with $25.0 million in borrowings outstanding and $22.5 million capacity remaining as of December 31, 2010. In addition to FHLB borrowings, the Company had $23.0 million in secured borrowings. Secured borrowings are made up of SBA guaranteed portions sold but not classified as a sales transaction until any recourse provisions expire. Once the recourse period expires, the secured borrowings will be recorded as a sold loan.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table indicates our outstanding advances from FHLB at December 31, 2010.

Amount (Dollars in Thousands)	Issue Date	Maturity Date	Rate
$25,000	12/31/2010	01/01/2011	0.15%
40,000	03/31/2008	03/31/2011	2.12%
25,000	12/01/2008	12/01/2011	2.73%
25,000	12/02/2008	12/02/2011	2.62%
20,000	12/03/2008	12/05/2011	2.61%

$135,000			2.03%

        The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

	Year Ended December 31,
(Dollars in Thousands)	2010	2009	2008
Average balance during the year	$125,214	$310,982	$286,213
Average interest rate during the year	2.49%	2.27%	3.23%
Maximum month-end balance during the year	$142,000	$387,000	$370,000
Loans collateralizing the agreements at year-end	$1,038,936	$1,005,310	$1,113,734
Securities collateralizing the agreements at year-end	$50,010	$379,209	$—

        The Company had five issuances of junior subordinated debentures, $10,000,000, $15,464,000, $20,619,000, $15,464,000, and $25,774,000, respectively, at December 31, 2010. The first one was issued by the Bank and the others were issued by the Company to trusts in which the Company is the sole stockholder in connection with the issuance of trust preferred securities.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table summarizes our outstanding Subordinated Debentures at December 31, 2010:

(Dollars in Thousands) Name	Issued Date	Amount of Debenture Issued	Common Securities	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire State Bank Junior Subordinated Debentures	12/19/2002	$10,000	N/A	3 Month LIBOR + 3.10%	3.40%	03/26/2011	(1)	12/26/2012
Wilshire Statutory Trust I	12/17/2003	15,464	464	3 Month LIBOR + 2.85%	3.15%	03/17/2011	(2)	12/17/2033
Wilshire Statutory Trust II	03/17/2005	20,619	619	3 Month LIBOR + 1.79%	2.09%	03/17/2011		03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	464	3 Month LIBOR + 1.40%	1.70%	03/15/2011		09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	774	3 Month LIBOR + 1.38%	1.68%	09/15/2012		09/15/2037

		$87,321	$2,321

(1)
The Bank has the right to redeem the $10 million debentures, in whole or in part, on any March 26, June 26, September 26, or December 26 on or after December 26, 2007. The next callable date as of this report is March 26, 2011.

(2)
The Company has the right to redeem the $15 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17 on or after December 17, 2008. The next callable date as of this report is March 17, 2011.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCKS AND WARRANTS

        On December 12, 2008, the Company issued $62,158,000 in preferred stocks and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million of preferred stock investment from the U.S. Treasury, which is commonly referred to as TARP investment, marks the completion of the sale to the U.S. Treasury of 62,158 shares of newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with 10-year term) exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share (see Note 13). The preferred stock will pay cumulative dividends at a rate of 5% per year for the first 5 years, and 9% thereafter. The Company is restricted for a period of three years from the closing date, in the buyback of company stock and in increasing the quarterly dividend in excess of the current level. As of December 31, 2010, the amount of TARP preferred stock was $60.4 million and the TARP warrant was $2.7 million, of which, 100% were qualified for Tier 1 capital.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

13. TARP STOCK WARRANT AND STOCK OPTION PLAN

TARP Stock Warrant

        On December 12, 2008, as an attached term to the TARP agreement, the Company granted to the U.S. Treasury 949,460 warrants to purchase shares of the Company's common stock at an exercise price determined at $9.82. The warrant carries a 10-year term and was 100% vested at grant. Based on the present value of future cash flows of the TARP preferred stock investment, the Company determined the market value of the TARP preferred shares (i.e., TARP preferred shares without attached warrants) at its receipt date. In addition, the Company utilized the Black-Scholes model to obtain the fair value of the TARP warrants. The allocated warrant value was calculated based on the proportional fair value of the warrant in comparison with the total fair values of the TARP preferred stock and TARP warrant. The value allocated to TARP warrant was recorded as a discount to the TARP preferred stock, which was determined to be amortized using effective yield method. As of December 31, 2010, the unamortized TARP preferred discount was $1.7 million. To determine the warrant allocation ratio in accordance to ASC 470-20 (formerly APB Opinion No. 14), The Company uses the fair value of the warrant divided by the sum of the fair value of warrants plus the fair value of the straight preferred stock. This ratio is then multiplied by the total amount of TARP capital issued to arrive at the value to be allocated to the warrant.

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

        During 1997, the Bank established the 1997 stock option plan ("1997 Plan") that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. As of December 31, 2010, 203,680 shares were previously granted and outstanding under this option plan. Options granted under the stock option plan expire not more than 10 years after the date of grant.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

13. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 1,098,800 shares of our common stock as of December 31, 2010.

        Pursuant to the adoption of ASC 718-10, our stock-based compensation expense was $583,000 and $875,000 for 2010 and 2009, respectively. Cash provided by operating activities decreased by $2,000 and $0 for 2010 and 2009, respectively. Cash provided by financing activities increased by identical amounts for both 2010 and 2009, related to excess tax benefits from stock-based payment arrangements.

        For 2010, 2009, and 2008, 29,000, 216,500, and 1,001,000 shares were granted, respectively. The weighted average fair value of options granted during 2010 and 2009 was $3.84 and $2.73 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2010	2009	2008
Expected life	4.9 years	3.5 - 6 years	3 - 6.8 years
Expected volatility	53.78%	54.41%	30.80%
Expected dividend yield	2.13%	2.86%	2.19%
Risk-free interest rate	2.28%	2.17%	3.53%

        The expected life of stock options granted was estimated using the historical exercise behavior of employees. The expected volatility was based on historical volatility for a period equal to the stock option's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        Activity in the stock option plan, which has been retroactively adjusted for all stock splits, is as follows for the years ended December 31:

2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2010	1,387,280	$10.04
Granted	29,000	9.44
Exercised	(11,800)	7.70
Forfeited	(42,800)	9.19
Expired	(59,200)	14.56

Outstanding at December 31, 2010	1,302,480	$9.87	5.04 years	$181

Vested or expected to vest at December 31, 2010(1)	1,244,733	$9.93	5.04 years	$170

Option exercisable at December 31, 2010	910,179	$10.44	5.01 years	$112

(1)
Includes vested shares and non-vested shares after forfeiture rate is applied

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

13. TARP STOCK WARRANT AND STOCK OPTION PLAN (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $2.99	11,080	$2.57	1.39	11,080	$2.57
$6.00 - $10.99	1,098,800	8.75	5.48	706,500	8.87
$13.00 - $14.99	20,000	13.90	4.25	20,000	13.90
$15.00 - $16.99	92,100	15.21	4.25	92,100	15.21
$17.00 - $19.99	80,500	18.98	0.65	80,500	18.98

Outstanding at end of year	1,302,480	9.87	5.04	910,180	10.44

        Activities related to stock options are presented as follows:

(Dollars in Thousands, Except per Share Data)	2010	2009	2008
Total intrinsic value of options exercised	$34	$11	$792
Total fair value of options vested	$768	$864	$702
Weighted average fair value of options granted during the year	$1.03	$2.73	$2.46

        As of December 31, 2010, total unrecognized compensation cost related to stock options and restricted stocks that have been granted prior to the end of 2010 amounted to $309,100 and $205,110, respectively. These costs are expected to be recognized over a weighted average period of 1.03 years and 1.91 years, respectively.

        A summary of the status and changes of the Company's non-vested shares related to the Company's stock plans as of and during 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2010	685,400	$2.56
Granted	29,000	3.84
Vested	(279,300)	2.75
Forfeited on unvested shares	(42,800)	2.44

Non vested at December, 2010	392,300	$2.53

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2010, 2009 and 2008 follows:

(Dollars in Thousands)	Current	Deferred	Total
2010:
Federal	$(3,677)	$(20,509)	$(24,186)
State	(1,394)	(8,210)	(9,604)

	$(5,071)	$(28,719)	$(33,790)

2009:
Federal	$13,561	$(4,927)	$8,634
State	3,842	(1,790)	2,052

	$17,403	$(6,717)	$10,686

2008:
Federal	$15,426	$(2,660)	$12,766
State	4,381	(865)	3,516

	$19,807	$(3,525)	$16,282

        The following is a summary of the income taxes receivable. The $19.0 million and $3.6 million federal income taxes receivables are included in other assets as of December 31, 2010 and December 31, 2009, respectively. The $7.2 million state taxes receivable was included in other assets as of December 31, 2010, while the $1.2 million in state taxes receivable was included in other liabilities as of December 31, 2009:

(Dollars in Thousands)	2010	2009
Current income taxes receivable:
Federal	$19,034	$3,619
State	7,222	1,195

Total income taxes receivable	$26,256	$4,814

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

14. INCOME TAXES (Continued)

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2010 and 2009:

2010 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$38,699	$11,986	$50,685
Tax depreciation (greater) less than financial statement depreciation	(28)	251	223
Amortization of start-up cost	—	—	—
Net operating loss	7,660	2,671	10,331
Deferred rent	45	14	59
OREO reserve	(8)	(2)	(10)
ASC 718-10 (SFAS 123R) non-qualified stock options	537	166	703
Unrealized loss on loans held-for-sale	382	118	500
Low income housing tax credit	2,609	170	2,779
Restricted stocks	46	14	60
CA Enterprise Zone tax credits	—	843	843
Accrued professional fees	58	18	76

Total deferred tax assets	50,000	16,249	66,249

Deferred tax liabilities:
Prepaid expenses	219	68	287
Deferred loan origination costs	1,619	501	2,120
Unrealized gain on securities available-for-sale	1,038	162	1,200
Intangible related to business combination	(31)	(10)	(41)
ASC 860-50 (FASB 156) adjustment	738	229	967
Gain from acquisition of Mirae Bank	7,630	2,363	9,993
State deferred tax and others	5,160	206	5,366

Total deferred tax liabilities	16,373	3,519	19,892

Net deferred tax assets	$33,627	$12,730	$46,357

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

14. INCOME TAXES (Continued)

2009 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than financial statement provision	$22,677	$7,023	$29,700
Tax depreciation (greater) less than financial statement depreciation	901	448	1,349
Amortization of start-up cost	—	—	—
Deferred rent	22	7	29
OREO reserve	152	47	199
ASC 718-10 (SFAS 123R) non-qualified stock options	455	141	596
Unrealized loss on loans held-for-sale	61	19	80
Accrued professional fees	100	31	131

Total deferred tax assets	24,368	7,716	32,084

Deferred tax liabilities:
Prepaid expenses	245	76	321
Deferred loan origination costs	1,636	507	2,143
Unrealized gain (loss) on securities available-for-sale	168	(14)	154
Intangible related to business combination	97	30	127
ASC 860-50 (FASB 156) adjustment	610	189	799
Gain from acquisition of Mirae Bank	6,323	1,958	8,281
State deferred tax and others	1,301	274	1,575

Total deferred tax liabilities	10,380	3,020	13,400

Net deferred tax assets	$13,988	$4,696	$18,684

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced. A valuation allowance against deferred tax assets at the balance-sheet date is not considered necessary, because it is more likely than not the deferred tax asset will be fully realized.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

14. INCOME TAXES (Continued)

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2010	2009	2008
Statutory tax rate	-35%	35%	35%
Net of California Enterprise Zone tax credit	(9)	6	5
Tax credits	(4)	(5)	(2)
Other items	(1)	(1)	0

Total	-49%	35%	38%

        The effective tax rate for 2010 represents a tax benefit associated with current year operating losses as compared to the effective tax rate reflecting tax liabilities for the years 2009 and 2008. As a result, the impact of tax credits and California Enterprise Zone credits that reduce the Company's tax liability are reflected as reductions to the effective tax liability in 2008 and 2009 and are reflected and an increase to the effective tax benefit rate in 2010.

        On January 1, 2007, the Company adopted the provisions of ASC 740-10 (FIN 48). As a result of applying the provisions of ASC 740-10, we recorded an increase in liabilities for an unrecognized tax benefit of $259,000 and related interest of $18,000 in 2010.

(Dollars in Thousands)	2010	2009
Unrecognized tax benefit:
Balance, beginning of the year	$398	$512
Increases related to current year tax positions	259	123
Expiration of the statute of limitations for assessment of taxes	—	(237)

Balance, end of the year	$657	$398

        As of December 31, 2010, the total unrecognized tax benefit that would affect the effective rate if recognized was $427,000, which was solely related to the state exposure from California Enterprise Zone net interest deductions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2010, the total accrued interest related to uncertain tax positions was $12,000. The Company accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes. Accrued interest was included as part of our net deferred tax asset in the consolidated financial statements.

        The Company file United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. The 2005 and 2006 tax years are currently under examination by the New York State Department of Taxation and Finance. The 2007 and 2008 tax years are under examination by the California Franchise Tax Board as well. The Company believes they have adequately provided for income taxes, and do not expect the examination will have a material impact on their consolidated financial statement as of December 31, 2010.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The carrying amount of goodwill amounted to $6.7 million at both December 31, 2010 and 2009 since no impairment losses were recorded during those years. The Company recorded $1.6 million in core deposit premiums and $346,000 of favorable lease intangibles as a result of the Liberty Bank acquisition in 2006. With the acquisition of Mirae Bank in June 2009, the Bank recorded additional core deposit premiums amounting to $1.3 million and recorded no goodwill. As of December 31, 2010, core deposit premiums related to Liberty Bank and Mirae Bank had cost bases of $838,000 and $808,000, respectively. Core deposit premiums related to Mirae Bank and Liberty Bank are both amortized on an accelerated basis using the attrition cash flow method for 10 years. Favorable lease intangibles related to Liberty Bank has been fully amortized since December 2009.

        In accordance with ASC 350-20 (previously SFAS No. 142, Goodwill and Other Intangible Assets), goodwill is no longer amortized, but rather is subject to impairment testing at least annually. Our impairment analysis of goodwill is calculated in accordance with ASC 820 using a combination of the "Market Approach" and "Income Approach", applied to our East Coast reporting unit (East Coast branches). The $6.7 million recorded goodwill is fully attributable to Company's East Coast branches which were acquired as a result of the Liberty Bank acquisition. Under the market approach the fair value of the reporting unit is calculated using the average price for December of the Company's common stock shares publicly traded on the open market and falls under the Level 1 category of ASC 820 input. For the income approach, estimated future operating cash flows for the reporting unit are used to calculate fair value. Since the income approach uses subjective assumptions by management, the fair value inputs are categorized as level 3 pursuant to ASC 820. Both approaches are weighted equally and then compared to the carrying value of the reporting unit. If the fair value exceeds the carrying value, no impairment is required, however if the carrying value exceeds the fair value, an impairment must be recognized. We tested goodwill for impairment as of December 31, 2010 and found no impairment was needed.

        The gross carrying amount and accumulated amortization for core deposit intangibles that resulted from the acquisition of Liberty Bank and Mirae Bank at December 31, 2010 and December 31, 2009 are shown in the table below:

	2010		2009
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets
Core deposits—Mirae Bank	$1,330	$(522)	$1,330	$(328)
Core deposits—Liberty Bank of New York	1,640	(802)	1,640	(629)

Total	$2,970	$(1,354)	$2,970	$(957)

        The amortization schedule for intangible assets, specifically core deposit intangibles for the next five years as of December 31, 2010 is show in the table below:

(Dollars in Thousands)	2011	2012	2013	2014	2015
Other Intangible assets amortization	$325	$284	$280	$274	$267

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

16. RETIREMENT PLAN

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $692,000, $520,000, and $613,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets. Management believes that, as of December 31, 2010 and 2009, the Company met all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2010 and 2009, the Company is able to include all of the TARP preferred investment from the U.S. Treasury as Tier 1 capital. In addition, part of the proceeds from the previously issued trust preferred securities was also classified as Tier 1 capital. As of December 31, 2010, the Company's Tier 1 risk-weighted capital ratio and Tier 1 capital ratio were 12.61% and 9.18%, respectively, as compared with 14.37% and 9.77% as of December 31, 2009.

        The Company is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

17. REGULATORY MATTERS (Continued)

        The Company's and Bank's actual capital amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes			To Be Categorized As Well Capitalized under Prompt Corrective Action Provisions
	Amount (in Thousands)	Ratio	Amount (in Thousands)		Ratio	Amount (in Thousands)		Ratio
As of December 31, 2010:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$316,921	14.00%	$181,099	≥	8.00%	$226,373	≥	10.00%
Wilshire State Bank	$310,592	13.72%	$181,089	≥	8.00%	$226,362	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$285,556	12.61%	$90,549	≥	4.00%	$135,824	≥	6.00%
Wilshire State Bank	$279,228	12.34%	$90,545	≥	4.00%	$135,817	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$285,556	9.18%	$124,477	≥	4.00%	$155,596	≥	5.00%
Wilshire State Bank	$279,228	8.98%	$124,383	≥	4.00%	$155,478	≥	5.00%
As of December 31, 2009:
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$364,709	15.81%	$184,542	≥	8.00%	$230,678	≥	10.00%
Wilshire State Bank	$362,575	15.73%	$184,403	≥	8.00%	$230,503	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$331,432	14.37%	$92,271	≥	4.00%	$138,407	≥	6.00%
Wilshire State Bank	$329,320	14.29%	$92,201	≥	4.00%	$138,302	≥	6.00%
Tier 1 Capital (to average assets):
Wilshire Bancorp, Inc.	$331,432	9.77%	$135,722	≥	4.00%	$169,652	≥	5.00%
Wilshire State Bank	$329,320	9.71%	$135,610	≥	4.00%	$169,512	≥	5.00%

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

17. REGULATORY MATTERS (Continued)

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. Furthermore, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfilling the dividend payment requirement of the TARP. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2010 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $-7.3 million and therefore no dividends can be paid without regulatory approval.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The table below is a summary of fair value estimates as of December 31, 2010 and 2009, for financial instruments, as defined by ASC 825-10 (formerly SFAS No. 107, Disclosures about Fair Value of Financial Instruments), including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20 (SFAS No. 159). In addition, the provisions of ASC 825-10 (SFAS No. 107) do not require the disclosure of the fair value of lease financing instruments and nonfinancial instruments, including goodwill and intangible assets. The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2010		2009
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$198,535	$198,535	$235,757	$235,757
Investment securities held to maturity	85	89	109	109
Loans receivable—net	2,198,574	2,196,000	2,329,078	2,326,869
Loans held for sale	17,098	18,221	36,233	36,407
Cash surrender value of life insurance	18,662	18,662	18,037	18,037
Federal Home Loan Bank stock	18,531	18,531	20,850	20,850
Accrued interest receivable	10,581	10,581	15,266	15,266
Due from customer on acceptances	368	368	945	945
Liabilities:
Noninterest-bearing deposits	$467,067	$467,067	$385,188	$385,188
Interest-bearing deposits	1,993,873	1,983,734	2,443,027	2,444,445
Junior subordinated debentures	87,321	87,321	87,321	87,321
Short-term federal fund purchased & FHLB borrowings	135,000	136,519	122,000	122,380
Federal Home Loan Bank borrowings	—	—	110,000	112,017
Accrued interest payable	4,902	4,902	5,865	5,865
Acceptances outstanding	368	368	945	945

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

  Loans Receivable-Net—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the market pricing of similar fixed rate loans, as well as anticipated repayment schedules as of December 31, 2010 and 2009, respectively. The fair values of adjustable rate commercial loans are based on the estimated discounted cash flows as of the year ends of 2010 and 2009 utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair values are net of allowance for loan losses.

  Loans Held for Sale—Similar fair valuation as to Loans Receivable-Net. Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

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

  Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2010 and 2009.

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

19. EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2010, 2009 and 2008:

(Dollars in Thousands, Except per Share Data)	2010	2009	2008
Numerator:
Net (loss) income available to common shareholders	$(38,385)	$16,504	$26,318

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,486,351	29,420,291	29,368,762
Effect of dilutive securities:
Stock option dilution(1)	—	8,975	38,626
Stock warrant dilution(2)	—	—	—

Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,486,351	29,429,266	29,407,388

Basic earnings per share	$(1.30)	$0.56	$0.90

Diluted earnings per share	$(1.30)	$0.56	$0.90

(1)
Excludes 1,083,300, 1,157,800, and 263,750 options outstanding at December 31, 2010, 2009, and 2008, respectively, for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

(2)
There were 949,460 warrants outstanding at December 31, 2010, 2009, and 2008. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2010. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

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

        Banking Operations ("Operations")—The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

20. BUSINESS SEGMENT INFORMATION (Continued)

        Small Business Administration Lending Services—The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

        Trade Finance Services—Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

  •
  Commercial—An undertaking by the issuing bank to pay for a commercial transaction.

  •
  Standby—An undertaking by the issuing bank to pay for the non-performance of applicant.

  •
  Documentary Collections—A means of channeling payment for goods through a bank in order to facilitate passing of funds. The bank (banks) involved acts as a conduit through which the funds and documents are transferred between the buyer and seller of goods.

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

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segments
2010 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$100,875	$2,979	$9,862	$113,716
Less provision for loan losses	139,185	3,794	7,821	150,800
Other operating income	26,132	1,029	8,751	35,912

Net revenue	(12,178)	214	10,792	(1,172)
Other operating expenses	61,737	1,631	4,008	67,376

Income before taxes	$(73,915)	$(1,417)	$6,784	$(68,548)

Total assets	$2,728,602	$43,562	$198,361	$2,970,525

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

20. BUSINESS SEGMENT INFORMATION (Continued)

	Business Segments
2009 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$86,616	$2,750	$10,097	$99,463
Less provision for loan losses	48,924	10,972	8,704	68,600
Other operating income	49,707	1,112	6,497	57,316

Net (loss) revenue	87,399	(7,110)	7,890	88,179
Other operating expenses	53,306	2,244	1,819	57,369

Income before taxes	$34,093	$(9,354)	$6,071	$30,810

Total assets	$3,209,129	$44,210	$182,658	$3,435,997

	Business Segments
2008 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$68,526	$2,218	$11,875	$82,619
Less provision for loan losses	5,091	830	6,189	12,110
Other operating income	15,239	1,119	4,288	20,646

Net revenue	78,674	2,507	9,974	91,155
Other operating expenses	43,665	1,092	3,643	48,400

Income before taxes	$35,009	$1,415	$6,331	$42,755

Total assets	$2,244,645	$47,850	$157,516	$2,450,011

21. RELATED PARTIES TRANSACTION

        The Company, in the normal course of business has paid, and to the extent permitted by applicable regulations and other regulatory restrictions and expects to continue to pay the loan referral fees to affiliates of one of the Company's officers. Such fees were $0 and $0 for the fiscal years 2010 and 2009, respectively, and have been paid from loan fees collected from the borrowers. All such transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectability or present other unfavorable features (see footnote 5).

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2010	2009
	(Dollars in Thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$6,676	$2,339
Investment in subsidiary	298,280	341,345
Prepaid income taxes	1,982	1,204
Other assets	2	525

Total assets	$306,940	$345,413

Liabilities:
Other borrowings	$77,321	$77,321
Accounts payable and other liabilities	69	97
Cash dividend payable	388	1,859

Total liabilities	77,778	79,277
Shareholders' equity	229,162	266,136

Total	$306,940	$345,413

	2010	2009	2008
	(Dollars in Thousands)
STATEMENTS OF OPERATIONS
Interest expense	$2,134	$2,725	$4,154
Other operating expense	1,394	1,617	883

Total expense	3,528	4,342	5,926
Other income	64	105	124
Undistributed (losses) earnings of subsidiary	(32,750)	22,951	29,905

Earnings before income tax provision	(36,214)	18,714	24,557
Income tax benefit	1,456	1,410	2,429

Net (loss) income	$(34,758)	$20,124	$26,473

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

(Dollars in Thousands)	2010	2009	2008
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net (loss) income	$(34,758)	$20,124	$26,473
Adjustments to reconcile net earnings to net cash used in operating activities:
(Decrease) increase in accounts payable and other liabilities	(28)	(45)	(70)
Stock compensation expense	583	875	1,140
Decrease (increase) in prepaid income taxes	(778)	1,030	(10)
Tax benefit from exercise of stock options	—	—	(57)
Increase in other assets	526	(229)	(225)
Undistributed earnings of subsidiary	32,750	(22,951)	(29,789)

Net cash (used in) provided by operating activities	(1,705)	(1,196)	(2,538)

Cash flows from investing activities:
Payments for investments in and advances to subsidiary	12,000	(60,000)	—

Net cash (used in) provided by investing activities	12,000	(60,000)	—

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	—	—	62,158
Proceeds from the issuance of trust preferred securities	—	—	—
Proceeds from exercise of stock options	98	5	470
Tax benefit from exercise of stock options	—	—	57
Cash paid to acquire treasury stock	—	—	—
Payments of cash dividend	(2,948)	(5,883)	(5,872)
Payments of preferred stock cash dividend	(3,108)	(2,875)

Net cash (used in) provided by financing activities	(5959)	(8,753)	56,813

Net (decrease) increase in cash and cash equivalents	4,337	(69,949)	54,275
Cash and cash equivalents, beginning of year	2,339	72,288	18,013

Cash and cash equivalents, end of year	$6,676	$2,339	$72,288

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended
(Dollars in Thousands, Except Share Data) 2010	Mar 31	Jun 30	Sep 30	Dec 31	Total
Net interest income	$28,558	$29,239	$29,652	$26,267	$113,716
Provision for loan losses	17,000	32,200	18,000	83,600	150,800
Net income (loss)	3,315	(3,664)	4,980	(39,389)	(34,758)
Net income (loss) available to common shareholders	2,412	(4,570)	4,072	(40,299)	(38,385)
Basic earnings (loss) per common share	0.08	(0.15)	0.14	(1.37)	(1.30)
Diluted earnings (loss) per common share	0.08	(0.15)	0.14	(1.37)	(1.30)

2009
Net interest income	$19,664	$20,981	$29,413	$29,405	$99,463
Provision for loan losses	6,700	12,100	24,200	25,600	68,600
Net income (loss) available to common shareholders	2,139	12,848	(1,657)	3,174	16,504
Basic earnings per common share	0.07	0.44	(0.06)	0.11	0.56
Diluted earnings per common share	0.07	0.44	(0.06)	0.11	0.56

24. SUBSEQUENT EVENTS

        We have evaluated events and transactions occurring through the date of filing this report on Form 10-K. Such evaluation resulted in no adjustments to the accompanying financial statements.