Form 10-Q
period 2011-03-31
WILSHIRE BANCORP INC
filed 2011-05-09
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

The number of shares of Common Stock of the registrant outstanding as of April 30, 2011 was 29,471,714.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                   Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$68,827	68,530
Federal funds sold and other cash equivalents	5	130,005
Cash and cash equivalents	68,832	198,535

Securities available for sale, at fair value (amortized cost of $337 million and $314 million at March 31, 2011 and December 31, 2010, respectively)	340,812	316,622
Securities held to maturity, at amortized cost (fair value of $84 thousand and $89 thousand at March 31, 2011 and December 31, 2010, respectively)	80	85
Loans receivable (net of allowance for loan losses of $115 million and $111 million at March 31, 2011 and December 31, 2010, respectively)	2,032,274	2,198,574
Loans held for sale—at the lower of cost or market	136,769	17,098
Federal Home Loan Bank Stock	17,796	18,531
Other real estate owned	8,512	14,983
Due from customers on acceptances	169	368
Cash surrender value of bank owned life insurance	18,812	18,662
Investment in affordable housing partnerships	34,781	28,186
Bank premises and equipment	13,555	13,330
Accrued interest receivable	9,829	10,581
Deferred income taxes	19,112	46,357
Servicing assets	7,664	7,331
Goodwill	6,675	6,675
Core deposits intangibles	1,564	1,645
FDIC loss share indemnification	26,673	28,199
Other assets	45,192	44,763
TOTAL	$2,789,101	$2,970,525

LIABILITIES:
Deposits:
Non-interest bearing	$484,402	$467,067
Interest bearing:
Savings	86,786	83,205
Money market and NOW accounts	644,691	692,395
Time deposits of $100,000 or more	670,686	699,685
Other time deposits	383,462	518,588
Total deposits	2,270,027	2,460,940

Federal Home Loan Bank advances and other borrowings	215,000	158,011
Junior subordinated debentures	87,321	87,321
Accrued interest payable	4,049	4,092
Acceptances outstanding	169	368
Other liabilities	34,783	30,631
Total liabilities	2,611,349	2,741,363

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at March 31, 2011 and December 31, 2010	60,584	60,450
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 29,471,714 shares and 29,477,638 shares at March 31, 2011 and December 31, 2010, respectively	55,655	55,601
Accumulated other comprehensive income, net of tax	2,519	2,012
Retained earnings	58,994	111,099
Total shareholders’ equity	177,752	229,162

TOTAL	$2,789,101	$2,970,525

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2011	2010

INTEREST INCOME:
Interest and fees on loans	$33,462	$35,304
Interest on investment securities	1,983	5,615
Interest on federal funds sold	179	382
Total interest income	35,624	41,301

INTEREST EXPENSE:
Interest on deposits	5,110	11,174
Interest on FHLB advances and other borrowings	730	920
Interest on junior subordinated debentures	489	649
Total interest expense	6,329	12,743

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	29,295	28,558

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	44,800	17,000

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(15,505)	11,558

NON-INTEREST INCOME:
Service charges on deposit accounts	3,080	3,224
Gain on sale of loans	3,592	36
Gain on sale of securities	36	2,484
Loan-related servicing fees	838	1,039
Other income	1,130	1,002
Total non-interest income	8,676	7,785

NON-INTEREST EXPENSES:
Salaries and employee benefits	7,817	7,115
Occupancy and equipment	1,980	2,181
Deposit insurance premiums	1,380	1,076
Professional fees	1,112	992
Data processing	712	637
Other operating	4,475	2,689
Total non-interest expenses	17,476	14,690

(LOSS) INCOME BEFORE INCOME TAXES	(24,305)	4,653
INCOME TAX PROVISION	26,888	1,338
NET (LOSS) INCOME	(51,193)	3,315

Preferred stock cash dividend and accretion of preferred stock	912	903

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(52,105)	$2,412

(LOSS) EARNINGS PER COMMON SHARE INFORMATION
Basic	$(1.77)	$0.08
Diluted	$(1.77)	$0.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,476,288	29,484,006
Diluted	29,476,288	29,537,933

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$1,477
Cash dividend declared per common share	$—	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			1,900	14			14
Restricted stock granted			68,080	—			—
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(777)	(777)
Share-based compensation expense				186			186
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		127				(127)	—
Comprehensive income:
Net income						3,315	3,315
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					(20)		(20)
Change in unrealized gain on securities available for sale (net of tax)					3,318		3,318
Comprehensive income							6,613
BALANCE—March 31, 2010	62,158	$60,058	29,485,637	$55,118	$3,624	$151,895	$270,695

BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Cash dividend declared
Common stock						—	—
Preferred stock						(778)	(778)
Share-based compensation expense				54			54
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		134				(134)	—
Comprehensive income:
Net loss						(51,193)	(51,193)
Other comprehensive (loss) income:
Net change in unrealized gain on interest-only strips (net of tax)					4		4
Net change in unrealized gain on securities available for sale (net of tax)					503		503
Comprehensive loss							(50,686)
BALANCE—March 31, 2011	62,158	$60,584	29,471,714	$55,655	$2,519	$58,994	$177,752

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income	$(51,193)	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	1,252	1,373
Depreciation and amortization of Bank premises and equipment	189	508
Accretion of discount on acquired loans	(504)	(1,558)
Amortization of core deposit intangibles	81	92
Provision for losses on loans and loan commitments	44,800	17,000
Provision for other real estate owned losses	450	24
Deferred tax benefit (expense)	26,877	(3,729)
Loss on disposition of bank premises and equipment	25	4
Net realized gain on sale of loans held for sale	(3,592)	(36)
Proceeds from the sale of loans originated for sale	57,904	14,200
Origination of loans held for sale	(85,062)	(21,432)
Net realized gain on sale of available for sale securities	—	(2,484)
Change in unrealized appreciation on serving assets	359	183
Net realized loss (gain) on sale of other real estate owned	466	(5)
Share-based compensation expense	54	186
Change in cash surrender value of life insurance	(149)	(160)
Servicing assets capitalization	(693)	—
Decrease in accrued interest receivable	753	52
(Increase) decrease in other assets	(8,732)	3,254
(Decrease) increase in accrued interest payable	(42)	89
Increase in other liabilities	6,340	1,041
Net cash (used) provided by operating activities	(10,417)	11,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	6	5
Purchase of securities available for sale	(63,604)	(289,869)
Proceeds from principal repayments, matured, called, or sold securities available for sale	39,030	260,131
Net decrease in loans receivable	20,458	14,938
Receipt of FDIC loss share indemnification	2,913	5,262
Proceeds from sale of other loans	7,855	—
Proceeds from sale of other real estate owned	10,259	3,597
Purchases of investments in affordable housing partnerships	(2,190)	(1,703)
Loss of investment in affordable housing partnerships	349	485
Purchases of premise and equipment	(396)	(609)
Redemption of Federal Home Loan Bank Stock	735	—
Net cash provided by (used) in investing activities	15,415	(7,763)

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$—	$14
Payment of cash dividend on common stock	—	(1,477)
Payment of cash dividend on preferred stock	(777)	(777)
Increase in Federal Home Loan Bank advances and other borrowings	120,000	16,579
Decrease in Federal Home Loan Bank advances and other borrowings	(63,011)	(106,092)
Net (decrease) increase in deposits	(190,913)	96,830
Net cash (used) provided by financing activities	(134,701)	5,077

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(129,703)	9,231

CASH AND CASH EQUIVALENTS—Beginning of period	198,535	235,757
CASH AND CASH EQUIVALENTS—End of period	$68,832	$244,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,570	$12,654
Income taxes paid	$—	$35

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$4,769	$4,021
Note financing for OREO sales	$—	$—
Note financing for sale of other loans	$1,800	$5,807
Other assets transferred to Bank premises and equipment	$44	$844
Common stock cash dividend declared, but not paid	$—	$1,477
Preferred stock cash dividend declared, but not paid	$388	$388

See accompanying notes to consolidated financial statements.	(Concluded)

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae Bank.  Mirae Bank previously operated five commercial banking branches, all located within southern California, and these branches were integrated into our existing branch network following the acquisition. In addition to our existing and acquired branches, we also have six loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Georgia, Texas (2 offices), Virginia, and New Jersey.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The information provided by these interim financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2011 and December 31, 2010, the statements of operations, related statements of shareholders’ equity, and statements of cash flows for the three months ended March 31, 2011 and March 31, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2010.

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

With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered assets are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered assets that become impaired, increases the indemnification asset.  At March 31, 2011, the remaining FDIC indemnification balance was $26.7 million.  The remaining covered loan balance, net of discount, at March 31, 2011 was $199.8 million.

Note 4.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

ASC 820 “Fair Value Measurement and Disclosure,” provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants in the markets where the Company conducts business. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

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

The Company adopted ASC 820-10 as of January 1, 2008, and we use the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

Securities available for sale — Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities”. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. Our existing investment available-for-sale security holdings as of March 31, 2011 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

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

For any loan that has already been partially charged-off, there will be no change in the classification of that loan unless it satisfies our policy guidelines for returning a non-performing loan to a performing loan. The Company records impairments on all nonaccrual loans and troubled debt restructured loans based on the valuation methods above with the exception of automobile loans.  Automobile loans are assessed based on a homogenous pool of loans and the Company has established general reserves which are a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

Other real estate owned (“OREO”) — Other real estate owned or (“OREO”), consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure less selling costs.  Fair values are derived from third party appraisals less selling costs and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation.  Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset.  In accordance with ASC 820-10, OREOs recorded at fair value are presented based on their appraised values and are not adjusted for selling costs.

Loans held for sale (“HFS”) — Loans that are held for sale are reported at the lower of cost or fair value. Fair value is determined based on sales contracts and commitments and are recorded as non-recurring Level 2 measurement inputs.  The fair value of held for sale loans determined by quoted prices in secondary markets or indications for similar transactions are deemed to be non-recurring Level 3 measurement inputs.

Servicing assets and interest-only strips — Small Business Administration (“SBA”) loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value for both servicing assets and interest only strips are determined through discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation of our financial assets and liabilities by ASC 820-10 fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$29,242	$—	$29,242	$—
Mortgage backed securities	17,265	—	17,265	—
Collateralized mortgage obligations	257,368	—	257,368	—
Corporate securities	2,043	—	2,043	—
Municipal bonds	34,894	—	34,894	—
Servicing assets	7,664	—	—	7,664
Interest-only strips	602	—	—	602
Servicing liabilities	(393)	—	—	(393)

	Fair Value Measurements Using:
As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$36,220	$—	$36,220	$—
Mortgage backed securities	18,907	—	18,907	—
Collateralized mortgage obligations	225,114	—	225,114	—
Corporate securities	2,021	—	2,021	—
Municipal bonds	34,360	—	34,360	—
Servicing assets	7,331	—	—	7,331
Interest-only strips	615	—	—	615
Servicing liabilities	(393)	—	—	(393)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three months ended March 31, 2011 and March 31, 2010:

(Dollars in Thousands)	At January 1, 2011	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At March 31, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(360)	$—	$693	$—	$7,664	$—
Interest-only strips	615	(20)	7	—	—	602	(288)
Servicing liabilities	(393)	12	—	(12)	—	(393)	—

(Dollars in Thousands)	At January 1, 2010	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In/out of Level 3	At March 31, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(183)	$—	$—	$—	$6,715	$—
Interest-only strips	724	(22)	(35)	—	—	667	(280)
Servicing liabilities	(407)	15	—	—	—	(392)	—

The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at March 31, 2011 and December 31, 2010, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2011 and December 31, 2010:

As of March 31, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$137,565	$137,565	$4,460
OREO	—	—	9,559	9,559	717
Loans held for sale	—	34,318	59,085	93,403	31,538
Total	$—	$34,318	$206,209	$240,527	$36,715

As of December 31, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$110,879	$110,879	$5,706
OREO	—	—	19,995	19,995	1,766
Total	$—	$—	$130,874	$130,874	$7,472

The table below is a summary of fair value estimates as of March 31, 2011 and December 31, 2010, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20.

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$68,832	$68,832	$198,535	$198,535
Investment securities held to maturity	80	84	85	89
Loans receivable—net	2,032,274	2,025,975	2,198,574	2,196,000
Loans held for sale	136,769	140,701	17,098	18,221
Cash surrender value of life insurance	18,812	18,812	18,662	18,662
Federal Home Loan Bank stock	17,796	17,796	18,531	18,531
Accrued interest receivable	9,829	9,829	10,581	10,581
Due from customer on acceptances	169	169	368	368

Liabilities:
Noninterest-bearing deposits	$484,402	$484,402	$467,067	$467,067
Interest-bearing deposits	1,785,625	1,776,120	1,993,873	1,983,734
Junior subordinated Debentures	87,321	87,321	87,321	87,321
Short-term Federal Home Loan Bank borrowings	215,000	216,051	135,000	136,519
Long-term Federal Home Loan Bank borrowings	—	—	—	—
Accrued interest payable	4,049	4,049	4,902	4,902
Acceptances outstanding	169	169	368	368

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$80	$84	$4	$85	$89	$4
Total investment securities held to maturity	$80	$84	$4	$85	$89	$4

Available for Sale:
Securities of government sponsored enterprises	$29,225	$29,242	$17	$35,953	$36,220	$267
Mortgage backed securities	16,500	17,265	765	18,129	18,907	778
Collateralized mortgage obligations	254,455	257,368	2,913	222,778	225,114	2,336
Corporate securities	2,000	2,043	43	2,000	2,021	21
Municipal securities	34,782	34,894	112	34,779	34,360	(419)
Total investment securities available for sale	$336,962	$340,812	$3,850	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at March 31, 2011:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$84	$—	$—	$84
Total investment securities held to maturity	$—	$84	$—	$—	$84

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$29,242	$—	$29,242
Mortgage backed securities	6,058	1,468	309	9,430	17,265
Collateralized mortgage obligations	1,007	256,361	—	—	257,368
Corporate securities	—	2,043	—	—	2,043
Municipal securities	126	1,155	5,936	27,677	34,894
Total investment securities available for sale	$7,191	$261,027	$35,487	$37,107	$340,812

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

As of March 31, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$11,172	$(60)	$—	$—	$11,172	$(60)
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	24,297	(124)	—	—	24,297	(124)
Corporate securities	—	—	—	—	—	—
Municipal securities	15,033	(113)	1,527	(208)	16,560	(321)
Total investment securities available for sale	$50,502	$(297)	$1,527	$(208)	$52,029	$(505)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,650	(117)	—	—	27,650	(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available for sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1) The Company had no held to maturity investment securities with unrealized losses at March 31, 2011 and December 31, 2010.

Credit related declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities with market value of approximately $333.5 million and $308.7 million were pledged to secure public deposits or for other purposes required or permitted by law at March 31, 2011 and December 31, 2010, respectively

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB, ASC 320-10-65-1 and ASC 958-320 Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating other-than-temporary impairments (“OTTI”), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

Management determined that any individual unrealized loss as of March 31, 2011 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) bonds, GSE collateralized mortgage obligations (“CMOs”), and GSE mortgage backed securities (“MBSs”) were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities, (“ABSs”), and Collateralized Debt Obligations, (“CDOs”) that are below investment grade.  We have the intent and ability to hold the securities in an unrealized loss position at March 31, 2011 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  We have the intent and ability to hold the securities in an unrealized loss position at March 31, 2011 until the market value recovers or the securities mature.

Note 6.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements and such loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	March 31, 2011	December 31, 2010
Non-covered loans:
Construction	$74,538	$72,258
Real estate secured	1,725,298	1,757,328
Commercial and industrial	274,392	276,739
Consumer	14,587	15,574
Total loans	2,088,815	2,121,899
Unearned Income	(4,713)	(4,765)
Gross loans, net of unearned income	2,084,102	2,117,134
Allowance for losses on loans	(109,061)	(108,467)
Net loans	$1,975,041	$2,008,667

Covered loans:
Construction	$—	$—
Real estate secured	154,655	159,699
Commercial and industrial	45,024	49,680
Consumer	104	111
Total loans	199,783	$209,490
Allowance for losses on loans	(5,781)	(2,486)
Net loans	$194,002	$207,004

Total loans:
Construction	$74,538	$72,258
Real estate secured	1,879,953	1,917,027
Commercial and industrial	319,416	326,419
Consumer	14,691	15,685
Total loans	2,288,598	2,331,389
Unearned Income	(4,713)	(4,765)
Gross loans, net of unearned income	2,283,885	2,326,624
Allowance for losses on loans	(114,842)	(110,953)
Net loans	$2,169,043	$2,215,671

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

The following table represents the carrying value of SOP 03-3 and Non SOP 03-3 loans acquired from Mirae Bank at March 31, 2011:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Non SOP 03-3 loans	$197,143	$203,701
SOP 03-3 loans	2,640	5,789
Total outstanding balance	199,783	209,490
Allowance related to these loans	(5,781)	(2,486)
Carrying amount, net of allowance	$194,002	$207,004

The following table represents the balance of SOP 03-3 acquired loans from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Breakdown of SOP 03-3 Loans
Real Estate loans	$2,189	$5,064
Commercial loans	$451	$725

Loans acquired from the acquisition of Mirae Bank were discounted based on estimated cashflows to be received at June 26, 2009.  Discount on acquired loans totaled $54.9 million at acquisition.  During the quarters ending March 31, 2011 and March 31, 2010, discount accretion on acquired loans of $504,000 and $759,000, respectively, were recorded as interest income as follows:

	Three Months Ended
(Dollars in Thousands)	March 31, 2011	March 31, 2010

Beginning balance of discount on loans	$13,557	$30,846
Discount accretion income recognized	(504)	(1,271)
Disposals related to charge-offs	(1,939)	(4,559)
Disposals related to loan sales	(24)	(287)
Carrying amount, net of allowance	$11,090	$24,729

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2011	December 31, 2010	March 31, 2010
Balances:
Allowance for loan losses:
Balances at beginning of period	$110,953	$99,020	$62,130
Actual charge-offs: *
Real estate secured	40,038	60,971	4,373
Commercial and industrial	1,632	10,901	1,340
Consumer	27	30	115
Total charge-offs	41,697	71,902	5,828

Recoveries on loans previously charged off:
Real estate secured	109	269	11
Commercial and industrial	672	958	468
Consumer	5	8	34
Total recoveries	786	1,235	513

Net loan charge-offs	40,911	70,667	5,315

FDIC Indemnification	—	—	5,831
Provision for losses on loan and loan commitments	44,800	82,600	16,930
Balances at end of period	$114,842	$110,953	$79,576
Allowance for loan commitments:
Balances at beginning of year	$3,926	$3,516	$2,515
Provision for losses on loan commitments	—	410	70
Balance at end of period	$3,926	$3,926	$2,585

Ratios:
Net loan charge-offs to average total loans	1.75%	2.90%	0.22%
Allowance for loan losses to total loans at end of period	5.03%	4.77%	3.29%
Net loan charge-offs to allowance for loan losses at end of period	35.62%	63.69%	6.68%
Net loan charge-offs to provision for losses on loans and loan commitments	91.32%	84.53%	31.26%

* Charge-off amount for the three months ended March 31, 2011 includes net charge-offs of covered loans amounting to $660,000, which represents gross covered loan charge-offs of $2.6 million less FDIC receivable portions totaling` $1.9 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$8,716	$74,538	11.69%	$7,262	$72,258	10.05%
Real estate secured	79,539	1,879,953	4.23%	76,207	1,917,027	3.98%
Commercial and industrial	26,363	319,416	8.25%	27,303	326,419	8.36%
Consumer	224	14,691	1.52%	181	15,685	1.15%
Total allowance	$114,842	$2,288,598	5.02%	$110,953	$2,331,389	4.76%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 2011, recorded impaired loans (net of SBA guaranteed portions) totaled $176.4 million, of which $48.1 million had specific reserves of $8.8 million. At December 31, 2010, our recorded impaired loans (net of SBA guaranteed portions) totaled $120.0 million, of which $76.9 million had specific reserves of $14.0 million.

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

Pass Loans — Loan is not past due more than 30 days with no credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented, if not implemented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weaknesses are apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable and the possibility of an undeterminable loss as some future date evident.

The total allowance for loan losses at March 31, 2011 and December 31, 2010 was $114.8 million and $111.0 million respectively.  Allowance coverage of gross loan for the first quarter of 2010 was 5.02%, and was 4.76% for the fourth quarter of 2010.  General valuation allowance at March 31, 2011 totaled $106.1 million or 92.3% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $8.8 million or 7.7% of the total allowance at March 31, 2011. At December 31, 2010, general valuation allowance portion totaled $96.9 million or 87.3% of total allowance while specific reserve on impaired loan totaled $14.0 million or 12.7% of the total allowance for loan losses at the previous year end.

Impaired loans broken down by those with and without specific reserves are shown in the following table for March 31, 2011 and December 31, 2010:

	Unpaid Principal Balances For Quarter Ended
(Dollars in Thousands)	March 31, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$51,363	$77,076
With Charge-Offs	45,525	50,008
Without Specific Reserves
Without Charge-Offs	29,834	19,692
With Charge-Offs	168,182	60,225
Total Impaired Loans	294,904	207,001
Allowance on Impaired Loans	(8,791)	(14,031)
Impaired Loans Net of Allowance	$286,113	$192,970

Impaired Loans Average Balance	$295,721	$211,711

Impairment balances with specific reserve and those without specific reserves as of March 31, 2011 and December 31, 2010 are listed in the following table by loan type:

	March 31, 2011			December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$12,198	$369	$12,198	$9,985	$1,112	$9,985
Carwash	7,794	177	7,798	20,580	2,197	20,626
Hotel/Motel	3,589	—	3,589	16,669	323	18,295
Land	1,994	36	1,994	2,211	433	2,212
Other	25,371	—	25,399	33,713	909	33,499
Residential Real Estate	2,350	89	2,350	2,773	142	2,777
Construction	—	—	—	—	—	—
SBA Real Estate	23,745	385	23,771	21,687	590	21,766
SBA Commercial	12,661	2,773	12,755	10,379	2,115	10,663
Commercial	6,913	4,963	7,011	9,087	6,210	9,472
Consumer/Other	273	—	275	—	—	—
Total With Related Allowance	96,888	8,792	97,140	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	7,951	—	7,973	8,942	—	8,961
Carwash	21,781	—	21,782	6,119	—	6,123
Hotel/Motel	65,869	—	66,393	2,441	—	2,443
Land	13,864	—	13,864	16,066	—	16,066
Other	64,600	—	64,612	23,148	—	24,451
Residential Real Estate	5,664	—	5,664	4,790	—	4,816
Construction	—	—	—	—	—	—
SBA Real Estate	18,237	—	18,241	17,260	—	18,181
SBA Commercial	—	—	—	651	—	871
Commercial	50	—	52	500	—	503
Consumer/Other	—	—	—	—	—	—
Total Without Related Allowance	198,016	—	198,581	79,917	—	82,415
Total	$294,904	$8,791	$295,721	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due as of March 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	March 31, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$2,764	$2,201	$5,996	$10,961
Carwash	675	704	8,765	10,144
Hotel/Motel	—	6,125	4,343	10,468
Land	—	—	7,000	7,000
Other	4,093	1,512	22,268	27,873
Residential Real Estate	570	—	6,719	7,289
Construction	—	16,999	—	16,999
SBA Real Estate	2,274	310	2,283	4,867
SBA Commercial	1,365	165	206	1,736
Commercial	2,902	1,884	1,321	6,107
Consumer/Other	208	112	31	351
Total	$14,851	$30,012	$58,932	$103,795
Non-Accrual Loans Listed Above	$1,004	$2,657	$58,932	$62,593

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	$23,492	$22,231	$42,657	$88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at March 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	March 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$8,978	$21,486	$—	$30,464
Carwash	4,798	20,759	802	26,359
Hotel/Motel	40,697	39,340	0	80,037
Land	6,528	5,163	3,845	15,536
Other	98,224	94,811	7,001	200,036
Residential Real Estate	3,223	7,142	—	10,365
Construction	13,264	18,942	—	32,206
SBA Real Estate	3,264	9,457	118	12,839
SBA Commercial	1,556	4,042	373	5,971
Commercial	20,287	17,872	194	38,353
Consumer/Other	392	163	11	566
Total	$201,211	$239,177	$12,344	$452,733

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The following tables show the roll-forward and breakdown by loan type of the allowance for loan losses for the quarters ending March 31, 2011 and December 31, 2010:

March 31, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953
Total Charge-Off	984	5,205	19,316	2,491	10,840	397	805	—	283	1,349	27	41,697
Total recoveries	—	—	1	107	1	—	—	—	22	650	5	786
Provision For Loan Losses	666	3,612	14,225	2,380	21,520	354	2,259	(301)	72	(52)	65	44,800
Balance At Quarter End	$3,615	$4,626	$13,993	$2,634	$50,468	$2,573	$8,716	$1,630	$5,161	$21,202	$224	$114,842

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
Provision For Loan Losses	2,997	2,519	22,555	5,083	36,492	433	6,403	(2,297)	1,379	7,228	(191)	82,601
Balance At Quarter End	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953

The tables below present the breakdown of allowance by specific valuation and general valuation allowance at March 31, 2011 and December 31, 2010:

March 31, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$16,822	$19,035	$49,049	$9,046	$63,346	$7,087	$—	$14,104	$4,246	$6,504	$—	$189,239
Specific Allowance	369	177	—	36	—	89	—	385	2,773	4,963	—	8,792
Loss Coverage Ratio	2.19%	0.93%	0.00%	0.40%	0.00%	1.25%	0.00%	2.73%	65.30%	76.33%	0.00%	4.65%

Non-Impaired Loans	$116,012	$52,003	$174,872	$24,852	$1,147,578	$75,349	$74,538	$110,798	$39,886	$268,780	$14,691	$2,099,359
General Valuation Allowance	2,938	4,449	14,044	2,598	50,667	2,483	8,716	1,306	2,389	16,259	203	106,052
Loss Coverage Ratio	2.53%	8.56%	8.03%	10.45%	4.42%	3.29%	11.69%	1.18%	5.99%	6.05%	1.38%	5.05%

Gross Loans	$132,834	$71,038	$223,921	$33,898	$1,210,924	$82,436	$74,538	$124,902	$44,132	$275,284	$14,691	$2,288,598
Total Allowance For Loan Losses	3,306	4,626	14,044	2,634	50,667	2,571	8,716	1,690	5,161	21,224	203	114,844
Loss Coverage Ratio	2.49%	6.51%	6.27%	7.77%	4.18%	3.12%	11.69%	1.35%	11.70%	7.71%	1.38%	5.02%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

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

	For the Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2011	2010
Numerator:
Net income available to common shareholders	$(52,105)	$2,412
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	29,476,288	29,484,006
Effect of dilutive securities:
Stock option dilution	—	53,927
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	29,476,288	29,537,933

Basic earnings per share	$(1.77)	$0.08

Diluted earnings per share	$(1.77)	$0.08

Note 8. Business Segment Reporting

The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280 “Segment Reporting”.  The Company segregates its operations into three primary segments:  banking operations, SBA lending services, and trade finance services (“TFS”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations (“Operations”) — The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

Small Business Administration Lending Services — The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

Trade Finance Services — Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods.  A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party,  provided that certain documents are presented in strict compliance with its terms and conditions.  Simply put, a bank is pledging its credit on behalf of the customer. The Company’s TFS segment offers the following types of letters of credit to customers:

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

The following are the results of operations of the Company’s segments for the three months ended March 31, 2011 and 2010 indicated below:

(Dollars in Thousands)	Three Months Ended March 31, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$26,850	$192	$2,253	$29,295
Less provision for loan losses	43,453	641	706	44,800
Non-interest income	4,351	84	4,241	8,676
Non-interest expense	15,826	112	1,538	17,476
(Loss) income before income taxes	$(28,078)	$(477)	$4,250	$(24,305)
Total assets	$2,538,951	$37,161	$212,989	$2,789,101

(Dollars in Thousands)	Three Months Ended March 31, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$25,586	$554	$2,418	$28,558
Less provision for loan losses	12,220	(871)	5,651	17,000
Non-interest income	6,751	242	792	7,785
Non-interest expense	13,611	436	643	14,690
Income (loss) before income taxes	$6,506	$1,231	$(3,084)	$4,653
Total assets	$3,228,249	$36,877	$194,186	$3,459,312

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

Commitments at March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in Thousands)	March 31, 2011	December 31, 2010

Commitments to extend credit	$269,755	$257,801
Standby letters of credit	16,041	15,780
Commercial letters of credit	10,124	5,443
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	16,765	11,955
Operating lease commitments	19,190	19,938

On March 29, 2011, Wilshire Bancorp, our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al. The purported class action complaint alleges, among other things, that the defendants made false and/or misleading statements and/or failed to disclose that Wilshire Bancorp had deficiencies in its underwriting, origination, and renewal processes and procedures; was not adhering to its underwriting policies; lacked adequate internal and financial controls; and, as a result, its financial statements were materially false and misleading.  Management cannot estimate losses from this legal claim at this time, as the proceeding is at a preliminary stage and we are in the process of evaluating the merits of the claims with our counsel at this time. We have reviewed all other legal claims against us with counsel and except for the pending litigation described above, we do not believe the final disposition of all such claims will have a material effect on our financial position or results of operations.

Note 10.   Income Tax Provision

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets.

The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position represent significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was required at March 31, 2011.  The remaining net deferred tax asset of $19.1 million at March 31, 2011represents the amount of benefit we will receive in the future based on the carryback of future taxable losses against prior years taxable income To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

Note 11. Recent Accounting Pronouncements

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

In July 2010, FASB issued ASU 2010-20, “Receivable (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”—ASU 2010-20 requires new and enhanced disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosure requirements focus on such areas as nonaccrual and past due financing receivables, allowance for credit losses related to financing receivables, impaired loans, credit quality information and modifications. The ASU requires an entity to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on the consolidated financial statement.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, until after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The Company is currently evaluating the provisions of ASU No. 2011-02 for their effect on the Company’s financial statements.

Note 12.                Subsequent Events

On May 6, 2011, Wilshire State Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in Wilshire State Bank’s most recent regulatory examination by the FDIC and the California DFI on January 10, 2011.  A memorandum of understanding is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order.

Under the terms of the MOU, Wilshire State Bank is required to take the following actions within certain specified time frames: (i) retain management acceptable to the FDIC and the California DFI and qualified to restore Wilshire State Bank to a satisfactory condition; (ii) obtain the consent of the FDIC and the California DFI prior to appointing any new director or any new chief executive officer, chief financial officer or chief credit officer or materially changing the responsibilities of any such officer (iii) implement a Code of Conduct; (iv) provide for concentration monitoring including risk to capital analysis, and set parameters as a percent of Risk Based Capital in accordance with FDIC guidelines; (v) implement lending and collection policies; (vi) reduce “substandard” and “doubtful” assets that are not covered by loss sharing arrangements to no more than 50% of Tier 1 capital plus reserves; (vii) obtain the approval of the Bank’s Board of Directors prior to extending additional credit to any borrower whose loan or credit is classified as “substandard” or “doubtful” and is uncollected; (viii) provide for an adequate allowance for loan and lease losses; (ix) implement a written Other Real Estate Owned program to value properties more frequently than annually; (x) implement a written liquidity and funds management policy; (xi) obtain the consent of the FDIC and the California DFI prior to establishing new branches or offices; (xii) obtain the non-objection of the FDIC and the California DFI prior to establishing significant new business lines or expanding existing business lines; (xiii) suspend the declaration or payment of dividends except with the FDIC’s and the California DFI’s prior approval; (xiv) prepare and submit progress reports to the FDIC and the California DFI; and (xv) maintain a minimum Tier 1 leverage capital ratio of at least 10%.  At March 31, 2011, Wilshire State Bank had a Tier 1 leverage capital ratio of 8.08%.  The memorandum of understanding will remain in effect until modified or terminated by the FDIC and the California DFI.  The MOU does not contain any monetary assessments or penalties. The Company is exploring various avenues to meet all requirements including the capital requirements of the MOU.

Except for the MOU as described above, as of the issue date of this report, the Company did not have any subsequent events to report.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2011 and March 31, 2010, financial condition as of  March 31, 2011 and December 31, 2010, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, including the following:

•                If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

•                If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

•                Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

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

•                  Our failure to meet the challenges of successfully integrating the acquired Mirae Bank could potentially harm the operations of our combined organization.

•                  Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted Mirae Bank acquisition may be non-recurring or finite in duration.

•                  Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

•                  Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

•                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•                  Continuing negative developments in the financial industry and U.S. and global credit markets may affect our operations and results.

•                  The effect of the U.S. Government’s response to the financial crisis remains uncertain.

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

•                  We previously reported a material weakness in our internal control over financial reporting, and have determined that our internal controls and procedures are not effective as of the fiscal year end December 31, 2010.  If we are unable to improve our internal controls and procedures, our financial results may not be accurately reported.

•                  We are subject to various regulatory requirements and certain supervisory action by bank regulatory authorities, and on May 6, 2011 entered into a Memorandum of Understanding with the California DFI and the FDIC that could have a material adverse effect on our business, financial condition, and the market price of our Common Stock.  Lack of compliance could result in additional actions by regulators.

•                  We are subject to a pending class action lawsuit and may become subject to governmental inquiries, which could have a material adverse effect on our financial condition, results of operation, and the market price of our Common Stock.

•                  We may experience a future valuation allowance on deferred tax assets.

•                  Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

•                  The current economic environment poses significant challenges for the Company and could continue to adversely affect the Company’s profitability, liquidity, and financial condition.

•                  SBA lending is an important part of our business, and we are dependent upon the Federal government to maintain the SBA loan program.

•                  We have specific risks associated with originating loans under the SBA 7(a) program.

•                  Changes in laws, regulations, rules and standards could have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict.

•                  We may be subject to more stringent capital requirements.

•                  Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

•                  Our concentrations of loans secured by real estate and loans located in Southern California could have adverse effects on credit quality.

•                  Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans.

•                  We are dependent on a few key personnel for our continued operations; if we fail to maintain effective management personnel or to retain our key employees, we will be adversely affected.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of such periods.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2011	December 31, 2010	March 31, 2010

Net (loss) income available to common shareholders	$(52,105)	$(40,299)	$2,412
Net (loss) income per common share, basic	(1.77)	(1.37)	0.08
Net (loss) income per common share, diluted	(1.77)	(1.37)	0.08
Net interest income before provision for loan losses and loan commitments	29,295	26,268	28,558

Average balances (quarter to date):
Assets	2,921,915	3,135,483	3,417,633
Cash and cash equivalents	129,148	205,843	216,127
Investment securities	334,695	342,852	665,366
Net loans	2,218,079	2,332,929	2,359,522
Total deposits	2,314,733	2,594,300	2,886,514
Shareholders’ equity	231,622	272,003	273,293
Performance Ratios:
Annualized return on average assets	-7.01%	-5.02%	0.39%
Annualized return on average equity	-88.41%	-57.92%	4.85%
Net interest margin	4.53%	3.72%	3.65%
Efficiency ratio	46.02%	60.80%	40.42%
Capital Ratios:
Tier 1 capital to adjusted total assets	7.64%	9.18%	9.78%
Tier 1 capital to risk-weighted assets	10.30%	12.61%	14.50%
Total capital to risk-weighted assets	12.57%	14.00%	15.95%

	March 31, 2011	December 31, 2010	March 31, 2010
Period-end balances as of:
Total assets	$2,789,101	$2,970,525	$3,459,312
Investment securities	340,892	316,708	687,821
Total loans, net of unearned income and allowance for loan losses	2,169,043	2,215,671	2,417,824
Total deposits	2,270,027	2,460,940	2,925,045
Junior subordinated debentures	87,321	87,321	87,321
FHLB borrowings	215,000	135,000	126,000
Total common equity	117,168	168,712	210,637

Asset Quality Ratios:
(net of SBA guaranteed portion)
Net charge-off to average total loans for the quarter	1.75%	3.03%	0.22%
Non-performing loans to total loans	3.51%	3.06%	4.34%
Non-performing assets to total loans and other real estate owned	3.87%	3.68%	4.54%
Allowance for loan losses to total loans	5.03%	4.77%	3.29%
Allowance for loan losses to non-performing loans	143.31%	155.76%	75.77%

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

Our significant accounting policies are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended March 31, 2011.

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

Net interest income before provision for losses on loans and loan commitments increased $737,000 or 2.6%, to $29.3 million in the first quarter of 2011, compared to $28.6 million in the first quarter of 2010.  Net interest margin of 4.53% in the first quarter of 2011 was increased by 88 basis points from net interest margin of 3.65% in the previous year. The increase in net interest income was primarily due to a the decrease in cost of interest bearing liabilities which decreased from 1.87% at March 31, 2010 to 1.15% at March 31, 2011, a decrease of 72 basis points.

Interest income decreased by $5.7 million, or 13.7%, to $35.6 million in first quarter of 2011 compared to $41.3 million in the first quarter of 2010.  The decrease in interest income was a mainly due to a decrease in loans and investment securities.  Average loan balances decreased by $141.4 million to $2.2 billion in the first quarter of 2011, compared to $2.4 billion in the first quarter of 2010.  The decrease in average loans was a result of management’s deleveraging strategy to reduce higher cost deposits during which the reduction in deposits was funded by the sale of investment and problems loans. As a result the average balances of investment securities and federal funds sold also decreased from $796.3 million to $392.5 million from the first quarter of 2010 to 2011.  Yield on average net loans increased to 6.03% at the end of the first quarter of 2011, up from 5.98% at the end of the first quarter of 2010.  Loan yield were increased in the first quarter of 2011 due to a lower non-accrual interest reversal compared to the first quarter of 2010.  Yield on total investment securities and other earning assets decreased from 3.13% at March 31, 2010 to 2.45% at March 31, 2011 due to the reinvestment of sold securities at lower yields.

Interest expense decreased by $6.4 million, or 50.3%, to $6.3 million in the first quarter of 2011 compared to $12.7 million in the first quarter of 2010. Average balances of our interest bearing liabilities also decreased by $540.6 million to $2.2 billion in the first quarter of 2011 compared to $2.7 billion in the first quarter of 2010.  The decrease is attributable to management’s deleveraging strategy previously mentioned in which higher costing deposits were reduced to lower our overall cost of funds.  As a result of the deleveraging, total cost of interest bearing liabilities decreased from 1.87% at the end of the first quarter 2010 to 1.15% at the end of the first quarter of 2011.  The decrease resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing deposits throughout 2010 and 2011.

The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,218,079	$33,462	6.03%	$2,359,522	$35,304	5.98%
Securities of government sponsored enterprises	298,095	1,594	2.14%	620,393	5,144	3.32%
Other investment securities (2)	36,599	389	6.87%	44,973	471	6.33%
Federal funds sold	57,827	179	1.24%	130,965	382	1.17%
Total interest-earning assets	2,610,600	35,624	5.50%	3,155,853	41,301	5.27%
Total non-interest-earning assets	311,315			261,780
Total assets	$2,921,915			$3,417,633

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$644,249	1,408	0.87%	$956,035	4,023	1.68%
Super NOW deposits	24,738	23	0.38%	22,481	29	0.52%
Savings deposits	85,287	598	2.81%	74,052	586	3.17%
Time deposits of $100,000 or more	670,542	1,688	1.01%	768,882	3,047	1.58%
Other time deposits	428,814	1,393	1.30%	675,764	3,489	2.07%
FHLB borrowings and other borrowings	250,964	730	1.16%	148,000	920	2.49%
Junior subordinated debenture	87,321	489	2.24%	87,321	649	2.97%
Total interest-bearing liabilities	2,191,915	6,329	1.15%	2,732,535	12,743	1.87%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	461,102			389,300
Other liabilities	37,276			22,505
Total non-interest-bearing liabilities	498,378			411,805
Shareholders’ equity	231,622			273,293
Total liabilities and shareholders’ equity	$2,921,915			$3,417,633
Net interest income		$29,295			$28,558
Net interest spread (3)			4.34%			3.40%
Net interest margin (4)			4.53%			3.65%

(1) Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.1 million and $763,000 for the quarters ended March 31, 2011 and 2010, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for 2011 and 2010 were 4.25% and 4.19%, respectively.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended March 31, 2011 vs. 2010 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest income:
Net loans(1)	$(2,132)	$290	$(1,842)
Securities of government sponsored enterprises	(2,108)	(1,442)	(3,550)
Other Investment securities	(154)	72	(82)
Federal funds sold	(226)	23	(203)
Total interest income	(4,620)	(1,057)	(5,677)

Interest expense:
Money market deposits	(1,057)	(1,558)	(2,615)
Super NOW deposits	3	(9)	(6)
Savings deposits	83	(71)	12
Time deposit of $100,000 or more	(353)	(1,006)	(1,359)
Other time deposits	(1,041)	(1,055)	(2,096)
FHLB borrowings and other borrowings	447	(637)	(190)
Junior subordinated debenture	—	(160)	(160)
Total interest expense	(1,918)	(4,496)	(6,414)
Change in net interest income	$(2,702)	$3,439	$737

(1) Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.1 million and $763,000 for the quarters ended March 31, 2011 and 2010, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include loans placed on non-accrual status.

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

Although we continue to enhance our loan underwriting standards and maintain proactive credit follow-up procedures, we continue to experience stress in the loan portfolio because of the weak economy and the decline in the real estate market. We recorded a provision for losses on loans and loan commitments of $44.8 million in the first quarter of 2011, as compared with provisions of $17.0 million for the prior year’s same quarter.  The current quarter increase in our provision for losses on loans and loan commitments compared to the first quarter of 2010 was primarily due to the transfer of commercial real estate loans to held-for-sale status during the first quarter of 2011.  During the first quarter of 2011, we transferred $93.4 million in commercial real estate loans into held-for-sale in anticipation of sales transactions in the second quarter of 2011.  As a result, $31.5 million was charged-off as the loans were marked to their fair values.   The $44.8 million provision for losses on loan and loan commitments for the first quarter of 2010 was in part was a result of increased total charge-offs of $41.7 million, a significant portion of which includes losses on loans transferred to held for sale status during the quarter.

Non-interest Income

Total non-interest income increased to $8.7 million in the first quarter of 2010, as compared with $7.8 million in the same quarter a year ago. Non-interest income as a percentage of average assets was 0.30% for the first quarter of 2011 and 0.23% for the first quarter of 2010. The increase in non-interest income was primarily caused by an increase in gain on sale of loans.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans	$3,592	41.4%	36	0.5%
Service charges on deposit accounts	3,080	35.5%	3,224	41.4%
Loan-related servicing fees	838	9.7%	1,039	13.3%
Gain on sale of securities	36	0.4%	2,484	31.9%
Other income	1,130	13.0%	1,002	12.9%
Total	$8,676	100.0%	$7,785	100.0%
Average assets	$2,921,915		$3,417,633
Non-interest income as a % of average assets		0.30%		0.23%

Our largest source of non-interest income for the first quarter of 2011 was gain on sale of loans which totaled $3.6 million or 41.4% of total non-interest income. For the first quarter of 2010, gain on sale of loans totaled $36,000 or 0.5% of total non-interest income. During the first quarter of 2010, the Company did not recognize any gains on the sale of SBA loans due to the adoption of ASU 2010-16 on January 1, 2010 which effectively delayed the recognition of gain on sale of SBA loans until the recourse provisions expired.  However, during the first quarter of 2011, changes to the SBA program effectively eliminated the recourse provision in SBA loan sales.  Therefore any gains on SBA loans sold after February 15, 2011, could be recognized immediately.  As a result total gain on sale of loans increased by $3.6 million for the first quarter of 2011 compared to the same quarter of the previous year. The $3.6 million in gain on sale of loans for the first quarter 2010 is comprised of $3.5 million in gains from SBA loans sales, $45,000 in gains from the sale of mortgage loans, and $5,000 in gains from the sale of other loans.

Service charges on deposit accounts represented our second largest source of non-interest income at 35.5% of the total for the three months ended March 31, 2011. Service charge income decreased to $3.1 million during the first quarter of 2011, as compared with $3.2 million for the prior year’s same period. The decrease in service charge income was primarily due to a $288,000 decrease in non-sufficient fund charges.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Loan related servicing fees accounted for $838,000 or 9.7% of total non-interest income at the end of the first quarter of 2011.  Loan related servicing fees decreased $201,000 for the three month ended March 31, 2011 compared to total fees of $1.0 million at the end of the first quarter of 2010. This fee income consists of trade-financing fees and servicing fees on SBA loans sold.  The decrease in loan related servicing fees is mainly due to the reduced loan portfolio balance.

Gain on sale of securities decreased to $36,000 or 0.4% of total non-interest income at the end of the first quarter of 2011, a decrease of $2.4 million when compared to total gain on sale of securities of $3.2 million, which was 41.4% of total non-interest income at the end of the first quarter of 2010.  The $36,000 during the first quarter of 2011 represents a gain from a called security. There were no investment sales transactions during the first quarter of 2011.

Other non-interest income represents income from miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and excess of insurance proceeds over carrying value of an insured loss.  For the first quarter of 2010, this miscellaneous income amounted to $1.1 million, as compared with $1.0 million in the prior year’s same period.  Other non-interest expense as a percentage of total non-interest income was 13.0% and 12.9% at March 31, 2011 and March 31, 2010, respectively.

Non-interest Expense

Total non-interest expense increased to $17.5 million at the first quarter of 2011, from $14.7 million at the same period in 2010. Non-interest expenses as a percentage of average assets was increased to 0.60%, from 0.43% at the first quarter of 2011 and 2010, respectively. Our efficiency ratio was 46.0% at the end of the first quarter of 2011, compared with 40.4% for the quarter ending March 31, 2010.

The following tables set forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,817	44.7%	$7,115	48.4%
Occupancy and equipment	1,980	11.3%	2,181	14.8%
Deposit insurance premiums	1,380	7.9%	1,076	7.3%
Professional fees	1,112	6.4%	992	6.8%
Data processing	712	4.1%	637	4.3%
Advertising and promotional	269	1.5%	350	2.4%
Outsourced service for customer	231	1.3%	260	1.8%
Other operating	3,975	22.8%	2,079	14.2%
Total	$17,476	100.0%	$14,690	100.0%
Average assets	$2,921,915		$3,417,633
Non-interest expense as a % of average assets		0.60%		0.43%

Salaries and employee benefits historically represents about half of our total non-interest expense and generally increases as our branch network and business volumes expand.  Expense from salaries and employee benefits totaled $7.8 million for the first three months of 2011 compared with $7.1 million for the prior year’s same period. During the first quarter of 2011, 20 positions within the Company were eliminated as part of a restructuring initiative to enhance efficiencies and reduce costs.  However, the cost savings related to the employee reduction will not be evident until the second quarter of 2011.  A portion of the increase in salaries and employee benefits was due to severance expenses related to the employee reduction. The number of full-time equivalent employees was decreased to 359 as of March 31, 2011, as compared with 408 as of March 31, 2010. Total assets per employee totaled $7.8 million at March 31, 2011, down from $8.5 million at March 31, 2010.

Occupancy and equipment expenses represented 11.3% of our total non-interest expenses. These expenses decreased to $2.0 million in the first quarter of 2011 compared with $2.2 million and for the same period a year ago. The decrease was primarily attributable to a reduction in rent expense which was reduced by $335,000 from March 31, 2010 to 2011.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the first quarter of 2011, these expenses totaled $1.4 million or 7.9% of total non-interest expense, compared with $1.1 million for the prior year’s same periods. Bank failures coupled with deteriorating economic conditions in recent years have significantly reduced the FDIC’s deposit insurance fund reserves.  As a result, the FDIC has significantly increased its deposit assessment premiums for federally insured financial institutions. On a quarter to quarter comparison, the FDIC assessment expense increase reflects an increase in premiums rates during the first quarter of 2011.

Professional fees increased to $1.1 million for the first quarter of 2011 compared to $1.0 million for the same period of the prior year and represented 6.4% of total non-interest expense at March 31, 2010.  This increase was primarily due to increased consulting fees for first quarter of 2011 compared to the same period of the previous year.

Data processing expenses increased to $712,000 in the first quarter of 2011 from $637,000 for the same period a year ago. The increase in data processing expense reflects increases in transactions and data processing activities for three months ended March 31, 2011 compared to the three month ended March 31, 2010.

Advertising and promotional expenses decreased to $269,000 for first three months of 2011, compared with $350,000 for the same period a year ago. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in the new areas such as the east coast market in New York and New Jersey. The decrease in the current quarter of 2011 was primarily attributable to a reduction in marketing and promotional budgets for 2011.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from those customer’s deposit accounts.  As a result of our internal cost control measures, outsourced service expenses decreased slightly to $231,000 for the first quarter of 2011, compared with $260,000 for the prior year’s same period.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, OREO expenses, and other operating expenses were $4.0 million for the first quarter of 2011 compared with $2.1 million for the same periods a year ago. The $4.0 million in other operating expense for the first quarter of 2011 includes $1.7 million in expenses due provision for OREO, loss on sale of OREO, and other expense related to OREOs. The increase represents a normal growth in association with the growth of our business activities and was consistent with our expectations.

Income Tax Provision

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position represent significant negative evidence that caused the Company to conclude that a net $38.1 million deferred tax valuation allowance was required at March 31, 2011.  The remaining net deferred tax asset of $19.1 million at March 31, 2011represents the amount of benefit we will receive in the future based on the carryback of future taxable losses against prior years taxable income To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

For the quarter ended March 31, 2011 we had an income tax provision of $26.9 million on a pretax loss of $24.3 million, representing an effective tax rate of -110.6% compared with a tax provision of $1.3 million on pretax net income of $4.7 million, representing an effective tax benefit rate of 28.8% for the same quarter in 2010.  The tax provision of $26.9 million for the first quarter of 2011 includes net tax expenses of $38.1 million that resulted from the deferred tax valuation allowance.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of March 31, 2011, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 89.2% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBSs, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 10.2% investment in municipal debt securities and 0.6% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 9.2%, or $31.3 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 0.6%, or $2.2 million, carry an intermediate “Investment Grade” rating of at least “Baa1/BBB+” or above, and 0.4%, or $1.4 million, is unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of March 31, 2011.

We classified our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held to maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses, and there was no such other-than-temporary-impairment during the first quarter of 2011. The fair market values of our held-to-maturity and available-for-sale securities were respectively $84,000 and $340.8 million as of March 31, 2011.

The fair value of investments is accounted for in accordance with ASC 320-10 “Debt and Equity Securities”. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.  The third party provides market values derived using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received is tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under Financial Accounting Standards Board (“FASB”) ASC 325, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$80	$84	$4	$85	$89	$4
Total investment securities held to maturity	$80	$84	$4	$85	$89	$4

Available for Sale:
Securities of government sponsored enterprises	$29,225	$29,242	$17	$35,953	$36,220	$267
Mortgage backed securities	16,500	17,265	765	18,129	18,907	778
Collateralized mortgage obligations	254,455	257,368	2,913	222,778	225,114	2,336
Corporate securities	2,000	2,043	43	2,000	2,021	21
Municipal securities	34,782	34,894	112	34,779	34,360	(419)
Total investment securities available for sale	$336,962	$340,812	$3,850	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their market values at March 31, 2011:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$84	$—	$—	$84
Total investment securities held to maturity	$—	$84	$—	$—	$84

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$29,242	$—	$29,242
Mortgage backed securities	6,058	1,468	309	9,430	17,265
Collateralized mortgage obligations	1,007	256,361	—	—	257,368
Corporate securities	—	2,043	—	—	2,043
Municipal securities	126	1,155	5,936	27,677	34,894
Total investment securities available for sale	$7,191	$261,027	$35,487	$37,107	$340,812

Holdings of investment securities increased to $340.9 million at March 31, 2011, compared with holdings of $316.7 million at December 31, 2010.  Total investment securities as a percentage of total assets was 12.2% and 10.7% at March 31, 2011 and December 31, 2010, respectively.  Securities with market value of approximately $333.5 million and $308.7 million were pledged to secure public deposits for other purposes required or permitted by law at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, our investment securities classified as held-to-maturity, which are carried at their amortized cost, stayed relatively unchanged on a dollar basis at $80,000 as compared with $85,000 as of December 31, 2010. Our investment securities classified as available-for-sale, which are stated at their fair market values, decreased to $340.8 million at March 31, 2011 from $316.6 million at December 31, 2010.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010:

As of March 31, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$11,172	$(60)	$—	$—	$11,172	$(60)
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	24,297	(124)	—	—	24,297	(124)
Corporate securities	—	—	—	—	—	—
Municipal securities	15,033	(113)	1,527	(208)	16,560	(321)
Total investment securities available for sale	$50,502	$(297)	$1,527	$(208)	$52,029	$(505)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,650	(117)	—	—	27,650	(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available for sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1) The Company had no held to maturity investment securities with unrealized losses at March 31, 2011 and December 31, 2010.

At March 31, 2011, the total unrealized losses less than 12 months old were $297,000 and total unrealized losses more than 12 months old totaled $208,000 for the same period.  The aggregate related fair value of investments with unrealized losses less than 12 months old was $50.5 million at March 31, 2011 and the aggregate related fair market value of investment with unrealized losses more than 12 months old were $1.5 million at that date.  As of December 31, 2010, the total unrealized losses less than 12 months old were $565,000 and total unrealized losses more than 12 months old totaled $264,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $47.9 million at December 31, 2010, and the fair value of investment with unrealized losses greater than 12 months totaled $1.5 million for the same period.

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

As of March 31, 2011, the net unrealized gain in the investment portfolio was $3.9 million compared to $3.0 million in net unrealized gains as of December 31, 2010.  The increase in unrealized gains can be attributed to securities that were purchased during the first quarter of 2011, when treasury rates and interest rate spreads were higher than at March 31, 2011.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Total loans net of unearned income and allowance for losses on loans decreased to $2.28 billion at March 31, 2011, as compared with $2.33 billion at December 31, 2010.  Total loans net of unearned income and allowance for loan losses as a percentage of total assets was increased to 77.8% at March 31, 2011 from 74.6% at December 31, 2010.  The decrease in total loans is attributable to the sale of problem loans throughout 2010 and 2011 in addition to tighter underwriting standards which has led to a reduction in overall loan origination.

The following table sets forth the amount of total loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	March 31, 2011	December 31, 2010
Construction	$74,538	$72,258
Real estate secured	1,879,953	1,917,027
Commercial and industrial	319,416	326,419
Consumer	14,691	15,685
Total loans(1)	2,288,598	2,331,389
Unearned Income	(4,713)	(4,765)
Gross loans, net of unearned income	2,283,885	2,326,624
Allowance for losses on loans	(114,842)	(110,953)
Net loans	$2,169,043	$2,215,671

Percentage breakdown of gross loans:
Construction	3.3%	3.1%
Real estate secured	82.1%	82.2%
Commercial and industrial	14.0%	14.0%
Consumer	0.6%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $136.8 million and $17.1 million at March 31, 2011 and December 31, 2010, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate remained unchanged at $1.9 billion at both March 31, 2011 and December 31, 2010.  Real estate secured loans as a percentage of total loans were 82.1% and 82.2% at March 31, 2011 and December 31, 2010, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $45.1 million at March 31, 2011 and $47.6 million at December 31, 2010.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at March 31, 2011 decreased to $319.4 million, compared with $326.4 million at December 31, 2010.  Commercial and industrial loans as a percentage of total loans were 14.0% at March 31, 2011, unchanged from December 31, 2010.

Consumer loans have historically represented less than 2% of our total loan portfolio.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending since 2007, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. Accordingly, as of March 31, 2011, our volume of consumer loans decreased by $1.0 million from the prior year end. As of March 31, 2011, the balance of consumer loans was $14.7 million, or 0.6% of total loans, as compared to $15.7 million, or 0.7% of total loans as of December 31, 2010.

Construction loans represented less than 5% of our total loan portfolio as of March 31, 2011. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, we have applied stricter loan underwriting policies when making construction related loans. However, construction loans increased slightly to $74.5 million, or 3.3% of total loans, at the end of the first quarter of 2011, compared with $72.3 million, or 3.1% of total loans at December 31, 2010.

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

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of March 31, 2011.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	March 31, 2011
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$74,538	$—	$—	$74,538
Real estate secured	1,224,535	640,527	14,891	1,879,953
Commercial and industrial	313,523	5,893	—	319,416
Consumer	14,055	636	—	14,691
Gross loans	$1,626,651	$647,056	$14,891	$2,288,598

Loans with variable interest rates	$1,302,963	$—	$—	$1,302,963
Loans with fixed interest rates	$323,688	$647,056	$14,891	$985,635

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

The following is a summary of total non-performing loans and OREO on the dates indicated:

Non-performing Assets and Restructured Loans
(Dollars in Thousands)

	March 31, 2011	December 31, 2010	March 31, 2010
Total Non-Performing Loans (Net of SBA Guaranteed Portions): (1)
Real estate secured	$76,632	$67,576	$95,166
Commercial and industrial	3,490	3,629	9,816
Consumer	11	27	42
Total non-performing loans (2)	80,133	71,232	105,024

Repossessed vehicles	—	—	—
Other real estate owned	8,512	14,983	4,859
Total non-performing assets, net of SBA guarantee	$88,645	$86,215	$109,883

Performing troubled debt restructurings (3)	$45,177	$48,746	$54,633

Non-performing loans as a percentage of total loans	3.51%	3.06%	4.34%

(1) During the periods ended March 31, 2011, December 31, 2010, and March 31, 2010 no interest income related to these loans was included in interest income.

(2) Covered non-performing loan balances at March 31, 2011, December 31, 2010, and March 31, 2010 were $18.1 million, $10.4 million, and $21.9 million, respectively and are included in the table above.

(3) Covered performing troubled debt restructurings at March 31, 2011, December 31, 2010, and March 31, 2010 were $9.5 million, $9.0 million, and $8.1 million, respectively and included in the table above.

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

As a result of the challenging economic conditions in the last few years, credit quality has deteriorated in recent years. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. Total NPLs, net of SBA guaranteed portion, increased to $80.1 million, or 3.51% of total loans at the end of the first quarter of 2011, compared with $71.2 million, or 3.06% of total loans at December 31, 2010. However, NPLs for the first quarter of 2011 decreased when compared to total $105.0 million in NPLs or 4.34% of total loans at the end of the first quarter of 2010.

The $8.9 million increase in NPLs from December 31, 2010 to March 31, 2011 was due to a reduction in total outflows as the sale of problem loans was reduced during the same period.  Of the $8.9 million increase during the first three months of 2011, $7.7 million or 86.7% of the increase came in the covered loan portfolio which is largely covered by the FDIC.  The $24.9 million reduction of NPLs from March 31, 2010 to March 31, 2011 was a result of aggressive sales of problem loans throughout 2010 and into 2011.

No interest income related to non-accrual loans was included in net income for the quarter ending March 31, 2011. Additional interest income of approximately $2.0 million would have been recorded during the quarter ending March 31, 2011, if these loans had been paid in accordance with their original terms and had been outstanding or, if not outstanding throughout the period, since origination.

Management also believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of March 31, 2011.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  Charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.  The provision for losses on loans and loan commitments is discussed in the section entitled “Provision for Loan Losses and Provision for Loan Commitments” above.

The allowance for loan losses is made up of 2 components, specific valuation allowance or “SVA” (allowance on impaired loans that are individually evaluated) and general valuation allowance or “GVA” (loans that are evaluated as pools based on historical experience and also qualitative adjustments which are used to estimate losses not captured by historical experience).  Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends and therefore management performed a review of the historical loss rates used in GVA as well as the qualitative adjustment “QA” methodology due to the increased significance of QA when estimating losses in the current economic environment.

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

Pass Loans — Loan is not past due more than 30 days with no credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented, if not implemented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weaknesses are apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable and the possibility of an undeterminable loss as some future date evident.

We currently use a migration analysis to determine allowance for loan losses and use a software program to produce historical loss rates used in GVA estimations. A QA matrix is also used to estimate losses not captured by historical experience.  For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with general accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net charge-offs during the first quarter of 2011 decreased to $40.9 million compared to $70.7 million for the fourth quarter of 2010. The net charge-offs for the first quarter of 2011 were comprised of $39.9 million of real estate secured net loan charge-offs, $960,000 of commercial and industrial loans net charge-offs, and $22,000 of consumer loan net charge-offs. The $40.9 million in net charge-offs represents 1.75% of average total loans for the first quarter of 2011.  Net charge-offs during the fourth quarter of 2010 represented $60.7 million in net charge-offs of real estate secured loans, $10.0 million in commercial loan net charge-offs, and $22,000 net charge-offs for consumer loans. Net charge-offs as a percentage of average total loans for December 31, 2010 was 2.90%.

In the past two quarters, net charge-offs have been higher than previously figures, due to the increase in problem note sales. As a result our allowance for loan losses has increased due to the increased historical loss rates, which drives the general valuation portion of our allowance. Total allowance for loan losses increased to $114.8 million at March 31, 2011, from $111.0 million at December 31, 2010.  Allowance coverage of total loans also has increased from 4.77% at December 31, 2010 to 5.03% at March 31, 2011.

Although management believes our allowance at March 31, 2011 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Information on impaired loans is listed in the following table for March 31, 2011 and December 31, 2010:

	Unpaid Principal Balances For Quarter Ended
(Dollars in Thousands)	March 31, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$51,363	$77,076
With Charge-Offs	45,525	50,008
Without Specific Reserves
Without Charge-Offs	29,834	19,692
With Charge-Offs	168,182	60,225
Total Impaired Loans	294,904	207,001
Allowance on Impaired Loans	(8,791)	(14,031)
Impaired Loans Net of Allowance	$286,113	$192,970

Impaired Loans Average Balance	$295,721	$211,711

The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,
Balances:	March 31, 2011	December 31, 2010	March 31, 2010
Allowance for loan losses:
Balances at beginning of period	$110,953	$99,020	$62,130
Actual charge-offs:
Real estate secured	40,038	60,971	4,373
Commercial and industrial	1,632	10,901	1,340
Consumer	27	30	115
Total charge-offs	41,697	71,902	5,828

Recoveries on loans previously charged off:
Real estate secured	109	269	11
Commercial and industrial	672	958	468
Consumer	5	8	34
Total recoveries	786	1,235	513

Net loan charge-offs	40,911	70,667	5,315

FDIC Indemnification	—	—	5,831
Provision for losses on loan and loan commitments	44,800	82,600	16,930
Balances at end of period	$114,842	$110,953	$79,576
Allowance for loan commitments:
Balances at beginning of year	$3,926	$3,516	$2,515
Provision for losses (recapture) on loan commitments	—	410	70
Balance at end of period	$3,926	$3,926	$2,585

Ratios:
Net loan charge-offs to average total loans	1.75%	2.90%	0.22%
Allowance for loan losses to total loans at end of period	5.03%	4.77%	3.29%
Net loan charge-offs to allowance for loan losses at end of period	35.62%	63.69%	6.68%
Net loan charge-offs to provision for losses on loans and loan commitments	91.32%	84.53%	31.26%

Impairment balances with specific reserve and those without specific reserves as of March 31, 2011 and December 31, 2010 are listed in the following table by loan type:

	March 31, 2011			December 31, 2011
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$12,198	$369	$12,198	$9,985	$1,112	$9,985
Carwash	7,794	177	7,798	20,580	2,197	20,626
Hotel/Motel	3,589	—	3,589	16,669	323	18,295
Land	1,994	36	1,994	2,211	433	2,212
Other	25,371	—	25,399	33,713	909	33,499
Residential Real Estate	2,350	89	2,350	2,773	142	2,777
Construction	—	—	—	—	—	—
SBA Real Estate	23,745	385	23,771	21,687	590	21,766
SBA Commercial	12,661	2,773	12,755	10,379	2,115	10,663
Commercial	6,913	4,963	7,011	9,087	6,210	9,472
Consumer/Other	273	—	275	—	—	—
Total With Related Allowance	96,888	8,792	97,140	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	7,951	—	7,973	8,942	—	8,961
Carwash	21,781	—	21,782	6,119	—	6,123
Hotel/Motel	65,869	—	66,393	2,441	—	2,443
Land	13,864	—	13,864	16,066	—	16,066
Other	64,600	—	64,612	23,148	—	24,451
Residential Real Estate	5,664	—	5,664	4,790	—	4,816
Construction	—	—	—	—	—	—
SBA Real Estate	18,237	—	18,241	17,260	—	18,181
SBA Commercial	—	—	—	651	—	871
Commercial	50	—	52	500	—	503
Consumer/Other	—	—	—	—	—	—
Total Without Related Allowance	198,016	—	198,581	79,917	—	82,415
Total	$294,904	$8,791	$295,721	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due as of March 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	March 31, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$2,764	$2,201	$5,996	$10,961
Carwash	675	704	8,765	10,144
Hotel/Motel	—	6,125	4,343	10,468
Land	—	—	7,000	7,000
Other	4,093	1,512	22,268	27,873
Residential Real Estate	570	—	6,719	7,289
Construction	—	16,999	—	16,999
SBA Real Estate	2,274	310	2,283	4,867
SBA Commercial	1,365	165	206	1,736
Commercial	2,902	1,884	1,321	6,107
Consumer/Other	208	112	31	351
Total	$14,851	$30,012	$58,932	$103,795
Non-Accrual Loans Listed Above	$1,004	$2,657	$58,932	$62,593

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	$23,492	$22,231	$42,657	$88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at March 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	March 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$8,978	$21,486	$—	$30,464
Carwash	4,798	20,759	802	26,359
Hotel/Motel	40,697	39,340	0	80,037
Land	6,528	5,163	3,845	15,536
Other	98,224	94,811	7,001	200,036
Residential Real Estate	3,223	7,142	—	10,365
Construction	13,264	18,942	—	32,206
SBA Real Estate	3,264	9,457	118	12,839
SBA Commercial	1,556	4,042	373	5,971
Commercial	20,287	17,872	194	38,353
Consumer/Other	392	163	11	566
Total	$201,211	$239,177	$12,344	$452,733

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in Thousands)
	March 31, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$8,716	$74,538	11.69%	$7,262	$72,258	10.05%
Real estate secured	79,539	1,879,953	4.23%	76,207	1,917,027	3.98%
Commercial and industrial	26,363	319,416	8.25%	27,303	326,419	8.36%
Consumer	224	14,691	1.52%	181	15,685	1.15%
Total allowance	$114,842	$2,288,598	5.02%	$110,953	$2,331,389	4.76%

The following tables show the roll-forward and breakdown by loan type of the allowance for loan losses for the quarters ending March 31, 2011 and December 31, 2010:

March 31, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953
Total Charge-Off	984	5,205	19,316	2,491	10,840	397	805	—	283	1,349	27	41,697
Total recoveries	—	—	1	107	1	—	—	—	22	650	5	786
FDIC Indemnification	666	3,612	14,225	2,380	21,520	354	2,259	(301)	72	(52)	65	44,800
Provision For Loan Losses	$3,615	$4,626	$13,993	$2,634	$50,468	$2,573	$8,716	$1,630	$5,161	$21,202	$224	$114,842
Balance At Quarter End	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
FDIC Indemnification	—	—	—	—	—	—	—	—	—	—	—	—
Provision For Loan Losses	2,997	2,519	22,555	5,083	36,492	433	6,403	(2,297)	1,379	7,228	(191)	82,601
Balance At Quarter End	$3,933	$6,219	$19,083	$2,638	$39,787	$2,616	$7,262	$1,931	$5,350	$21,953	$181	$110,953

The tables below present the breakdown of allowance by specific valuation and general valuation allowance at March 31, 2011 and December 31, 2010:

March 31, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other*	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$16,822	$19,035	$49,049	$9,046	$63,346	$7,087	$—	$14,104	$4,246	$6,504	$—	$189,239
Specific Allowance	369	177	—	36	—	89	—	385	2,773	4,963	—	8,792
Loss Coverage Ratio	2.19%	0.93%	0.00%	0.40%	0.00%	1.25%	0.00%	2.73%	65.30%	76.33%	0.00%	4.65%

Non-Impaired Loans	$116,012	$52,003	$174,872	$24,852	$1,147,578	$75,349	$74,538	$110,798	$39,886	$268,780	$14,691	$2,099,359
General Valuation Allowance	2,938	4,449	14,044	2,598	50,667	2,483	8,716	1,306	2,389	16,259	203	106,052
Loss Coverage Ratio	2.53%	8.56%	8.03%	10.45%	4.42%	3.29%	11.69%	1.18%	5.99%	6.05%	1.38%	5.05%

Gross Loans	$132,834	$71,038	$223,921	$33,898	$1,210,924	$82,436	$74,538	$124,902	$44,132	$275,284	$14,691	$2,288,598
Total Allowance For Loan Losses	3,306	4,626	14,044	2,634	50,667	2,571	8,716	1,690	5,161	21,224	203	114,844
Loss Coverage Ratio	2.49%	6.51%	6.27%	7.77%	4.18%	3.12%	11.69%	1.35%	11.70%	7.71%	1.38%	5.02%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2011:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB advances	$216,256	$—	$—	$—	$—	$216,256
Junior subordinated debentures	758	10,732	—	77,321	—	88,811
Operating leases	3,541	6,147	4,687	4,815	—	19,190
Unrecognized tax benefit	—	—	—	—	657	657
Time deposits	944,248	120,080	19	—	—	1,064,347
Total	$1,164,803	$136,959	$4,706	$82,136	$657	$1,389,261

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheets.

As of March 31, 2011 and December 31, 2010, we had commitments to extend credit of $269.7 million and $267.8 million, respectively.  Obligations under standby letters of credit were $16.0 million and $15.8 million at March 31, 2011 and December 31, 2010, respectively, and our obligations under commercial letters of credit were $10.1 million and $5.4 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit investments were $16.8 million at the end of the first quarter of 2011 compared to $12.0 million at the end of the fourth quarter of 2010.

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and, except for the pending litigation described in “Item 1. Legal Proceedings” of this report which we are still evaluating with counsel as it is at a very preliminary stage, we do not believe the final disposition of all such claims will have a material adverse effect on our financial position or results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds. Total deposits decreased to $2.27 billion at March 31, 2011, compared with $2.46 billion at December 31, 2010.

Total non-time deposits at March 31, 2011 decreased to $1.22 billion, from $1.1.24 billion at December 31, 2010, and time deposits decreased to $1.05 billion at March 31, 2011 from $1.21 billion at December 31, 2010.

The decrease in deposits was primarily attributable to management’s planned reduction of higher cost money market and time deposits accounts and a push toward demand deposits in 2010 and into 2011.  Other time deposits or time deposits under $100,000 also decreased to $383.5 million at March 31, 2011 compared to $518.6 million at December 31, 2010. Compared to December 31, 2010, all deposits except for savings and demand deposits accounts were reduced during the first three month of 2011. Total demand deposits increased from $467.1 million at December 31, 2010 to $484.4 million at March 31, 2011.

The average rate that we paid on time deposits in denominations of $100,000 or more for the first quarter of 2011 decreased to 1.01% from 1.58% in the same period of the prior year. In order to keep the interest expense down, we plan to closely monitor interest rate trends and changes, and our time deposit rates, in an effort to maximize our net interest margin and profitability.  In addition we plan to continue to reduce higher cost deposits in the second quarter of 2011.  Total cost of deposits decreased from 1.55% for the quarter ending March 31, 2010 to 0.88% for the quarter ending March 31, 2011, a decrease of 67 basis points.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	March 31, 2011		December 31, 2010		March 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$461,102	—	$465,191	—	$389,300	—
Savings	85,287	2.81%	81,267	2.89%	74,052	3.17%
Super NOW	24,738	0.38%	22,217	0.35%	22,481	0.52%
Money market	644,249	0.87%	738,538	0.91%	956,035	1.68%
Time deposits of $100,000 or more	670,542	1.01%	717,363	1.17%	768,882	1.58%
Other time deposits	428,814	1.30%	569,724	1.66%	675,764	2.07%
Total deposits	$2,314,732	0.88%	$2,594,300	1.04%	$2,886,514	1.55%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2011 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$329,272
Over three months through six months	280,134
Over six months through twelve months	61,280
Over twelve months	—
Total	$670,686

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at March 31, 2011 and December 31, 2010.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first three months of 2011, despite the ongoing weakness in the economy and stiff competition for customer deposits among banks within the markets where we do business, we were able to increase non-interest bearing demand deposits to $484.4 million at March 31, 2011 from $467.1 million at December 31, 2010. We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate. To improve our net interest margin as well as to maintain flexibility in our cost of funds, we will continue to monitor our deposit mix to minimize our cost of funds.

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to the ongoing credit crisis and stiff competition for customer deposits among banks, we have increased FHLB borrowing as an alternative to supplement the decline in deposits. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	March 31, 2011	December 31, 2010
Balance at quarter end	$215,000	$135,000
Average balance during the quarter	$227,389	$122,228
Maximum amount outstanding at any month-end	$255,000	$242,000
Average interest rate during the quarter	1.28%	2.27%
Average interest rate at quarter-end	0.97%	2.03%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required to meet regulatory guidelines and requirements, and also to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions and loans and securities available for sale.  Our liquid assets at March 31, 2011 and December 31, 2010, totaled $546.5 million and $532.3 million, respectively. Included in liquid assets are securities pledged to secured deposits totaling $333.5 million and $308.7 million, at March 31, 2011 and December 31, 2010, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 19.6% and 17.9% at March 31, 2011 and December 31, 2010, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of March 31, 2011, our borrowing capacity from the FHLB was about $645.3 million and our outstanding balance was $215.0 million, or approximately 33.3% of our borrowing capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent bank to be utilized as needed. At March 31, 2011, total availability of these lines totaled $60.0 million with no outstanding borrowings as of that date.

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

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding regulatory capital requirements.

As of March 31, 2011, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions, compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory	Regulatory
	Adequately-	Well-
	Capitalized	Capitalized	Actual ratios for the Company as of:
	Standards	Standards	March 31, 2011	December 31, 2010	March 31, 2010

Total capital to risk-weighted assets	8%	10%	12.57%	14.00%	15.95%
Tier I capital to risk-weighted assets	4%	6%	10.30%	12.61%	14.50%
Tier I capital to average assets	4%	5%	7.64%	9.18%	9.78%

Wilshire State Bank

	Regulatory	Regulatory
	Adequately-	Well-
	Capitalized	Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	March 31, 2011	December 31, 2010	March 31, 2010

Total capital to risk-weighted assets	8%	10%	12.28%	13.72%	15.45%
Tier I capital to risk-weighted assets	4%	6%	10.88%	12.34%	14.00%
Tier I capital to average assets	4%	5%	8.08%	8.98%	9.45%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. As of March 31, 2011, the Company’s total Tier 1 capital (which includes our equity capital, plus portions of junior subordinated debentures, less goodwill and intangibles) was $222.4 million, compared with $285.6 million as of December 31, 2010. At the Bank level, Tier 1 capital was $234.7 million as of March 31, 2011, compared with $279.2 million as of December 31, 2010.

As a result of weakness in the economy the Company has experienced elevated credit costs which have in turn had a negative impact on income and overall capital adequacy.  Although the Company’s capital levels currently remain well above the minimum for a “well capitalized” institution, the Board of Directors of Wilshire Bancorp approved the temporary suspension of the Company’s common stock dividend in the second quarter of 2010.  The suspension in common stock dividend is a cautionary step in the event that credit costs remain elevated in the near future.

Subsequent Events

On May 6, 2011, Wilshire State Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in Wilshire State Bank’s most recent regulatory examination by the FDIC and the California DFI on January 10, 2011.  A memorandum of understanding is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order.

Under the terms of the MOU, Wilshire State Bank is required to take the following actions within certain specified time frames: (i) retain management acceptable to the FDIC and the California DFI and qualified to restore Wilshire State Bank to a satisfactory condition; (ii) obtain the consent of the FDIC and the California DFI prior to appointing any new director or any new chief executive officer, chief financial officer or chief credit officer or materially changing the responsibilities of any such officer (iii) implement a Code of Conduct; (iv) provide for concentration monitoring including risk to capital analysis, and set parameters as a percent of Risk Based Capital in accordance with FDIC guidelines; (v) implement lending and collection policies; (vi) reduce “substandard” and “doubtful” assets that are not covered by loss sharing arrangements to no more than 50% of Tier 1 capital plus reserves; (vii) obtain the approval of the Bank’s Board of Directors prior to extending additional credit to any borrower whose loan or credit is classified as “substandard” or “doubtful” and is uncollected; (viii) provide for an adequate allowance for loan and lease losses; (ix) implement a written Other Real Estate Owned program to value properties more frequently than annually; (x) implement a written liquidity and funds management policy; (xi) obtain the consent of the FDIC and the California DFI prior to establishing new branches or offices; (xii) obtain the non-objection of the FDIC and the California DFI prior to establishing significant new business lines or expanding existing business lines; (xiii) suspend the declaration or payment of dividends except with the FDIC’s and the California DFI’s prior approval; (xiv) prepare and submit progress reports to the FDIC and the California DFI; and (xv) maintain a minimum Tier 1 leverage capital ratio of at least 10%.  At March 31, 2011, Wilshire State Bank had a Tier 1 leverage capital ratio of 8.08%.  The memorandum of understanding will remain in effect until modified or terminated by the FDIC and the California DFI.  The MOU does not contain any monetary assessments or penalties. The Company is exploring various avenues to meet all requirements including capital requirements of the MOU.

Except for the MOU as described above, as of the issue date of this report, the Company did not have any subsequent events to report.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2011 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At March 31, 2011
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,463,835	$162,816	$647,056	$14,891	$2,288,598
Investment securities	1,441	5,750	261,107	72,594	340,892
Federal funds sold and cash equivalents	5	—	—	—	5
Interest-earning deposits	—	—	—	—	—
Total	$1,465,281	$168,566	$908,163	$87,485	$2,629,495

Interest-bearing liabilities:
Savings deposits	$86,786	$—	$—	$—	$86,786
Time deposits of $100,000 or more	329,272	280,134	61,280	—	670,686
Other time deposits	82,923	243,413	57,126	—	383,462
Other interest-bearing deposits	644,691	—	—	—	644,691
FHLB advances and other borrowings	145,000	70,000	—	—	215,000
Junior Subordinated Debenture	87,321	—	—	—	87,321
Total	$1,375,993	$593,547	$118,406	$—	$2,087,946

Interest rate sensitivity gap	$89,288	$(424,981)	$789,757	$87,485	$541,549
Cumulative interest rate sensitivity gap	$89,288	$(335,693)	$454,064	$541,549
Cumulative interest rate sensitivity gap ratio (based on total assets)	3.20%	-12.04%	16.28%	19.42%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of March 31, 2011.  All assets presented in this table are held-to-maturity or available-for-sale.  At March 31, 2011, we had no trading investment securities.

Change (in basis points)	Net Interest Income (next twelve months) (Dollars in Thousands)	% Change	NPV (Dollars in Thousands)	% Change
+200	$120,569	-2.57%	$279,123	-5.02%
+100	120,518	-2.61%	288,396	-1.86%
0	123,744	—	293,861	—
-100	125,387	1.33%	271,128	-7.74%
-200	122,693	-0.85%	244,988	-16.63%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps and floors and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                    Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and based on such evaluation, our chief executive officer and chief financial officer previously concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 because of the material weakness described below.  In response to such material weakness, management has taken certain remedial actions and as a result of the implementation of such remedial actions as described in more detail below, management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010.  Based on that evaluation, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective because certain control deficiencies that management identified, combined with the material adjustment to the Company’s allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constituted a material weakness in the Company’s internal control over financial reporting.  Management discovered a deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for certain loan originations and asset sales associated with a former senior marketing officer.  Specifically, these processes lacked effective supervision and oversight by the Company’s former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals and sales were not properly executed or enforced.  Our independent registered public accounting firm also noted in its reports to our audit committee that we had a significant deficiency in the operating effectiveness of our internal control over financial reporting due primarily to a failure to report to the Company’s accounting department on a timely basis subsequent events relating to changes in legal claims and loan classifications.

In order to remediate the material weakness, management has taken certain remedial actions designed to strengthen oversight of the Bank’s loan origination, internal loan review, underwriting and renewal processes.  As part of such remedial measures, management restructured the Bank’s lending department by segregating personnel and responsibilities relating to loan production from personnel and responsibilities relating to loan underwriting processes, created a new position of Deputy Chief Credit Officer to monitor problem assets and credit risk management, and shifted management’s focus from marketing to credit quality control.  Management also created and adopted a loan sale policy that sets forth guidelines relating to (i) selection of notes for sale, (ii) purchaser qualifications, (iii) methods of accounting, and (iv) reporting requirements.

In addition to the steps taken above, management intends to continue remediation efforts by:

•      continuing to review and monitor the material weakness and the effectiveness of remedial actions with the Company’s audit committee, internal audit staff and senior management;

•      strengthening corporate oversight of loan origination, internal loan review, underwriting and renewal processes;

•      enhancing loan documentation and underwriting procedures;

•      improving and increasing the frequency of the loan appraisal and review process, including the independence of such appraisal and review;

•      reinforcing loan review and classification policies and procedures;

•      continuing to engage third-party loan review firms to assist loan evaluations; and

•      continuing to develop and improve management oversight of policy and procedures governing the loan approval process.

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

On March 29, 2011, Wilshire Bancorp, our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al.  The complaint arises out of the Company’s announcement that it had concluded an internal investigation in connection with the activities of its former senior marketing officer and implemented remedial procedures in response to that investigation.  The internal investigation was conducted by the Company’s audit committee with assistance of outside independent professional firms and the Company’s internal audit department, and was undertaken following questions from the FDIC regarding the loan files originated by that marketing officer and after the execution of a search warrant related to loan files involving the former officer, as well as to address activities of the former officer that had previously come to the attention of management. The scope of the Company’s internal investigation focused on loan-related and other business activities of the former senior marketing officer. As part of its investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with the former officer.  Specifically, these processes lacked effective supervision and oversight by our former Chief Executive Officer.  Our former Chief Executive Officer, who was responsible for overseeing these matters, resigned following the reporting of these activities to our Board of Directors.

The purported class action complaint alleges, among other things, that the defendants made false and/or misleading statements and/or failed to disclose that Wilshire Bancorp had deficiencies in its underwriting, origination, and renewal processes and procedures; was not adhering to its underwriting policies; lacked adequate internal and financial controls; and, as a result, its financial statements were materially false and misleading.  Plaintiffs seek unspecified compensatory damages, among other remedies.

In addition, the Securities and Exchange Commission has informally inquired as to information regarding the internal investigation and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

Additionally, in the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. We do not believe the final disposition of all such claims will have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

Together with the other information on the risks we face and our management of risk contained in this report or in our Annual Report on Form 10-K for the year ended December 31, 2010, the following presents significant risks that may affect us.  Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects, and the value and price of our common stock could decline.  The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

We previously reported a material weakness in our internal control over financial reporting, and have determined that our internal controls and procedures are not effective as of the fiscal year end December 31, 2010.  If we are unable to improve our internal controls and procedures, our financial results may not be accurately reported.

We recently conducted an internal investigation with the assistance of outside independent professional firms and our internal audit department.  As a result of the investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with our former senior marketing officer. Specifically, these processes lacked effective supervision and oversight by the former chief executive officer, and the procedures and requirements associated with loan underwriting, approvals, renewals and sales were not properly executed or enforced.  Following the fourth quarter of 2010, we conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010 and determined that these control deficiencies, combined with the material adjustment to Wilshire Bancorp’s allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constitute a material weakness in Wilshire Bancorp’s internal control over financial reporting, as described in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Our independent registered public accounting firm also noted in its reports to our audit committee that we had a significant deficiency in the operating effectiveness of our internal control over financial reporting due primarily to a failure to report to the Company’s accounting department on a timely basis subsequent events relating to changes in legal claims and loan classifications.

Although the Company has already implemented certain remediation measures designed to remediate the material weakness, and other efforts to remediate the material weakness are underway, the material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.  This material weakness, and any difficulties encountered in implementing new or improved controls or remediation, could harm operating results, prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Select Market.  Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise ineffective internal and disclosure controls could negatively affect our business, the price of our Common Stock and market confidence in our reported financial information.

We are subject to various regulatory requirements and certain supervisory action by bank regulatory authorities, and on May 6, 2011 entered into a Memorandum of Understanding with the California DFI and the FDIC that could have a material adverse effect on our business, financial condition, and the market price of our Common Stock.  Lack of compliance could result in additional actions by regulators.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the California DFI, the FDIC and the Federal Reserve Board have authority to compel or restrict certain actions if the Bank’s or our capital should fall below adequate capital standards as a result of operating losses, or if such regulators otherwise determine that we or the Bank has insufficient capital or the Bank is otherwise operating in an unsafe and unsound manner. Among other matters, the corrective actions may include, but are not limited to, requiring us or the Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; terminating the Bank’s FDIC insurance; requiring us to enter into a strategic transaction, whether by merger or otherwise; and taking possession of and closing and liquidating the Bank.

On May 6, 2011, the Bank entered into the MOU with the FDIC and the California DFI. Under the terms of the MOU, the Bank is required, among other things, to (i) retain management acceptable to the FDIC and the California DFI and qualified to restore Wilshire State Bank to a satisfactory condition; (ii) obtain the consent of the FDIC and the California DFI prior to appointing any new director or any new chief executive officer, chief financial officer or chief credit officer or materially changing the responsibilities of any such officer (iii) implement a Code of Conduct; (iv) provide for concentration monitoring including risk to capital analysis, and set parameters as a percent of Risk Based Capital in accordance with FDIC guidelines; (v) implement lending and collection policies; (vi) reduce “substandard” and “doubtful” assets that are not covered by loss sharing arrangements to no more than 50% of Tier 1 capital plus reserves; (vii) obtain the approval of the Bank’s Board of Directors prior to extending additional credit to any borrower whose loan or credit is classified as “substandard” or “doubtful” and is uncollected; (viii) provide for an adequate allowance for loan and lease losses; (ix) implement a written Other Real Estate Owned program to value properties more frequently than annually; (x) implement a written liquidity and funds management policy; (xi) obtain the consent of the FDIC and the California DFI prior to establishing new branches or offices; (xii) obtain the non-objection of the FDIC and the California DFI prior to establishing significant new business lines or expanding existing business lines; (xiii) suspend the declaration or payment of dividends except with the FDIC’s and the California DFI’s prior approval; (xiv) prepare and submit progress reports to the FDIC and the California DFI; and (xv) maintain a minimum Tier 1 leverage capital ratio of at least 10%.

If the Bank is unable to comply with the requirements of the MOU, the FDIC and the California DFI could take additional actions, including initiating formal enforcement actions, which would have an adverse effect on our business. In addition, the FDIC has the power to deem the Bank to be only “adequately capitalized” even though its capital ratios meet the well capitalized standard. In such event, the Bank would be prohibited from using brokered deposits, which have been a source of funds for us in recent years, and rates on deposits would be limited to market rates determined by the FDIC, potentially adversely affecting our liquidity. The terms of any such corrective action could have a material negative effect on our business, our financial condition and the market price of our Common Stock.

In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets and our recent operating results, and in light of the issuance of the MOU, applicable to the Bank, we also expect to become subject to a memorandum of understanding or another form of supervisory action from the Federal Reserve Bank of San Francisco or the Federal Reserve Board, as the case may be.

We are subject to a pending class action lawsuit and may become subject to governmental inquiries, which could have a material adverse effect on our financial condition, results of operation, and the market price of our Common Stock.

Wilshire Bancorp, our former Chief Executive Officer, and our current Chief Financial Officer were recently named as defendants in a purported class action lawsuit alleging violations of the federal securities laws, as described in “Legal Proceedings,” in Item 1 of Part II of this report.  We are unable, at this time, to estimate our potential liability in this matter, and we may be required to pay judgments, settlements, fines penalties, injunctions or other relief in amounts which may be material, and to incur costs and expenses in connection with the defense of this lawsuit.

We regularly review our litigation reserves for adequacy considering our litigation risks and probability of incurring losses related to litigation. However, given the preliminary status of this class action, we are not able to assess the likelihood or amount of any liability that may be imposed and, accordingly, we do not have a reserve in respect of this litigation.  We cannot be certain that our current litigation reserves will be adequate over time to cover our losses in this and other litigation due to higher than anticipated settlement costs, prolonged litigation, adverse judgments, or other factors that are largely outside of our control. In addition, our insurance coverage may not be adequate to cover our losses in the litigation or any investigation that may arise relating to the facts at issue in the litigation. If our litigation reserves and insurance coverage are not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, we may increase our litigation reserves, which could have a material adverse effect on our capital and results of operations.

In addition, the Securities and Exchange Commission has requested information regarding the internal investigation and the adjustment to the Company’s ALLL and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.  We are unable to predict at this time the outcome of such inquiry, and we may become subject to possible administrative or enforcement actions from the SEC as a result.

We expect the purported class action lawsuit and any governmental inquiries that may arise to be time-consuming, and they may divert management’s attention and resources from our ordinary business operations.  Claims asserted against our Company, regardless of merit or eventual outcome, may harm our reputation, which could have a material adverse effect on our operating results, financial condition, and the market price of our Common Stock.

We may experience a future valuation allowance on deferred tax assets.

At December 31, 2010, the Company had a total of $46.4 million in deferred tax assets, comprising $33.6 million in Federal deferred tax assets, and $12.8 million in State deferred tax assets. During the first quarter of 2011, the Company reviewed its deferred tax assets. Due to a decline in income for the past two quarters, the Company’s cumulative three year historical income was reduced to where a valuation allowance on the deferred tax assets was required in the first quarter of 2011. As a result, the Company recorded net tax expenses of $38.1 million to reflect the creation of a valuation allowance on its deferred tax assets. The realization of our deferred tax assets is dependent upon whether there will be sufficient future taxable income to realize the deferred tax assets within the carryback or carry-forward period available under tax laws. If we do not record positive taxable income in the future, it is possible that the remaining deferred tax assets will not be realized. If, at any time, all or a portion of the remaining deferred tax assets are not expected to be realized, a further valuation allowance will be required to reduce the deferred tax asset balance, and such further valuation allowance would reduce net income in the period in which the valuation allowance is created.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the “Internal Revenue Code,” a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or “NOLs,” to offset future taxable income. If we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code. Our net operating losses may also be impaired under state law. We may not be able to utilize a material portion of the NOLs.

The current economic environment poses significant challenges for the Company and could continue to adversely affect the Company’s profitability, liquidity, and financial condition.

Turmoil in the financial markets, precipitated by falling housing prices and rising delinquencies and foreclosures on residential and commercial real estate assets, has negatively impacted our customer base and has led to weakening conditions in the markets in which we operate.  These adverse developments have resulted in a weakening of the credit quality of our loan portfolio and a reduction in the valuation of our loan portfolio.  For the first quarter of 2011, the Company recorded a net loss of $52.1 million. The net loss reported for the first quarter of 2011 is attributable to tax expenses of $38.1 million that resulted from a deferred tax asset valuation allowance recorded in the first quarter of 2011, in addition to an increase in provision for loan losses as a result of reclassifying $93.4 million in loans to loans held-for-sale and marking the loans to their expected fair value. This net loss, among other factors, has materially adversely impacted the Company’s capital base, and the Company must avoid further deterioration in the Bank’s loan portfolio and increase the amount of its performing loans to avoid further deterioration of its financial condition.  Continued deterioration of the national and/or local economies could impair our ability to become profitable and lead us to sustain additional losses in the future.

SBA lending is an important part of our business, and we are dependent upon the Federal government to maintain the SBA loan program.

SBA lending is an important part of our business, and we are dependent upon the Federal government to maintain the SBA loan program. There can be no assurance that the Bank will be able to maintain its status as a Preferred Lender or that we can maintain our SBA 7(a) license.  As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender's Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our customers to lenders who are SBA Preferred Lenders, and as a result we would experience a material adverse effect to our financial results.  Any changes to the SBA program, including changes to the level of guarantee provided by the Federal government on SBA loans, may also have an adverse effect on our business.

We have specific risks associated with originating loans under the SBA 7(a) program.

We sell the guaranteed portion of our SBA 7(a) loans into the secondary market. These sales have resulted in our earning premium income and/or have created a stream of future servicing spread. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. Since we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans. We share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. With respect to the guaranteed portion of SBA loans that have been sold, the SBA will first honor its guarantee and then seek compensation from us in the event that a loss is deemed to be attributable to technical deficiencies.

Changes in laws, regulations, rules and standards could have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Significant regulatory and legal consequences may arise as provisions of the Dodd-Frank Act are interpreted and implemented by designated regulatory agencies. Along with the Dodd-Frank Act, new or revised tax, accounting, and other laws, regulations, rules and standards could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit a financial company’s shareholders. These laws and regulations may impose significant limitations on our operations. In addition, regulatory restrictions could limit our financial flexibility, including our ability to incur indebtedness. These limitations, and sources of potential liability for the violation of such laws and regulations, are described in “Item 1. Business—Regulation and Supervision” of our Annual Report on Form 10-K for the period ended December 31, 2010. These regulations, along with tax and accounting laws, regulations, rules and standards, have a significant impact on the ways that financial institutions conduct business, implement strategic initiatives, engage in tax planning and make financial disclosures. These laws, regulations, rules and standards are constantly evolving and may change significantly over time. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict. Violations of these laws can result in enforcement actions which can impact operations.

We may be subject to more stringent capital requirements.

The Dodd-Frank Act phases out over a prescribed period of time trust preferred securities from Tier 1 capital and authorizes the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The Dodd-Frank Act also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Implementing regulations must be issued by January 21, 2012.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms will be subject to individual adoption by member nations, including the United States. The ultimate impact of the new capital standards on us will depend on a number of factors, including the treatment and implementation of the Basel III reforms by the U.S. banking regulators. Implementation of these standards, or any other new regulations, may increase our compliance costs, adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small or middle market businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the markets in which we operate negatively impact this important customer sector, our results of operations and financial condition and the value of our Common Stock may be adversely affected.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our concentrations of loans secured by real estate and loans located in Southern California could have adverse effects on credit quality.

As of March 31, 2011, our loan portfolio included: loans secured by real estate totaling $1.88 billion, or 82.1% of total loans; and commercial and industrial loans, totaling $319.4 million, or 14.0% of total loans. Most of these loans are in southern California. Because of the geographic concentration of these loans, a continued deterioration of the southern California economy could affect the ability of borrowers, guarantors and related parties to perform in accordance with the terms of their loans, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Protracted weakness in the southern California economy may also have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions where commercial real estate portfolios are more geographically diverse than ours.

Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans, particularly when there is a downturn in the economy. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows maybe affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the local economy where the property is located, each of which could increase the likelihood of default on the loan. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our results of operations and financial condition.

Federal and state banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations.

Our use of appraisals in deciding whether to make loans secured by real property does not ensure that the value of the real property collateral will be sufficient to repay our loans.

In considering whether to make a loan secured by real property, we require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and requires the exercise of a considerable degree of judgment and adherence to professional standards.  If the appraisal does not reflect the amount that may be obtained upon sale or foreclosure of the property, whether due to declines in property values after the date of the original appraisal or defective preparation, we may not realize an amount equal to the indebtedness secured by the property and may suffer losses.

We are dependent on a few key personnel for our continued operations; if we fail to maintain effective management personnel or to retain our key employees, we will be adversely affected.

Major operational decisions are made by our President and Chief Executive Officer, Mr. Jae Whan Yoo, age 62, who joined us in his current position on February 18, 2011. If for any reason the services of our key personnel, particularly Mr. Yoo, were to become unavailable and we fail to find an adequate replacement for such personnel on a timely basis, there could be a material adverse effect on our operations. Moreover, pursuant to the MOU, the Bank is required to retain a chief executive officer, a chief financial officer and a chief credit officer acceptable to the FDIC and the California DFI and qualified to restore the Bank to satisfactory condition. Any of these senior officer positions, as well as any new directors, may only be appointed upon the approval of the Bank’s regulators. If any of these officers were to become unavailable and we do not appoint successors satisfactory to the Bank’s regulators, we may breach our MOU and face additional enforcement action.

Our future success and compliance with the memorandum of understanding is also dependent upon our continuing ability to attract and retain highly qualified personnel. We have had turnover in important management positions in recent years, including our Chief Financial Officer position in 2008 and our Chief Executive Officer position in 2008 and 2011.  Competition for such employees among financial institutions in California is intense, and our inability to attract and retain additional key personnel could adversely affect us.

For as long as we have shares of Series A Preferred Stock outstanding in connection with the U.S. Treasury’s voluntary TARP Capital Purchase Program, we will be subject to the limitations on compensation included in the Emergency Economic Stabilization Act of 2008, or the “EESA” and the American Recovery and Reinvestment Act of 2009, or the “ARRA.”  These restrictions may make it more difficult for us to retain certain of our key officers and employees because competitors who are not subject to the same restrictions may be able to offer more competitive salaries and/or benefits to these individuals. More information about the compensation limitations of EESA and AARA can be found in the section entitled “Supervision and Regulation—TARP Capital Purchase Program” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

WILSHIRE BANCORP, INC.

Date: May 9, 2011	By:	/s/ Alex Ko
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