Form 10-Q
period 2011-06-30
WILSHIRE BANCORP INC
filed 2011-08-15
CIK 1285224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock of the registrant outstanding at July 31, 2011 was 71,291,614.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$97,499	$68,530
Federal funds sold and other cash equivalents	115,005	130,005
Cash and cash equivalents	212,504	198,535

Securities available for sale, at fair value (amortized cost of $301 million and $314 million at June 30, 2011 and December 31, 2010, respectively)	307,309	316,622
Securities held to maturity, at amortized cost (fair value of $78 thousand and $89 thousand at June 30, 2011 and December 31, 2010, respectively)	74	85
Loans receivable (net of allowance for loan losses of $111 million and $111 million at June 30, 2011 and December 31, 2010, respectively)	1,905,292	2,198,574
Loans held for sale, at the lower of cost or market	66,429	17,098
Federal Home Loan Bank Stock	17,033	18,531
Other real estate owned	8,499	14,983
Due from customers on acceptances	509	368
Cash surrender value of bank owned life insurance	19,582	18,662
Investment in affordable housing partnerships	33,697	28,186
Bank premises and equipment	13,243	13,330
Accrued interest receivable	8,082	10,581
Deferred income taxes	19,112	46,357
Servicing assets	8,561	7,331
Goodwill	6,675	6,675
Core deposits intangibles	1,483	1,645
FDIC loss share indemnification	21,912	28,199
Other assets	31,256	44,763
TOTAL	$2,681,252	$2,970,525

LIABILITIES:
Deposits:
Non-interest bearing	$449,270	$467,067
Interest bearing:
Savings	87,782	83,205
Money market and NOW accounts	609,757	692,395
Time deposits of $100,000 or more	646,238	699,685
Other time deposits	360,825	518,588
Total deposits	2,153,872	2,460,940

Federal Home Loan Bank advances and other borrowings	110,000	158,011
Junior subordinated debentures	87,321	87,321
Accrued interest payable	3,651	4,092
Acceptances outstanding	509	368
Other liabilities	35,730	30,631
Total liabilities	2,391,083	2,741,363

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at June 30, 2011 and December 31, 2010	60,721	60,450
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 71,291,614 shares and 29,477,638 shares at June 30, 2011 and December 31, 2010, respectively	164,585	55,601
Accumulated other comprehensive income, net of tax	3,757	2,012
Retained earnings	61,106	111,099
Total shareholders’ equity	290,169	229,162

TOTAL	$2,681,252	$2,970,525

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans	30,767	$36,079	64,229	$71,383
Interest on investment securities	2,156	4,756	4,139	10,371
Interest on federal funds sold	74	294	253	676
Total interest income	32,997	41,129	68,621	82,430

INTEREST EXPENSE:
Interest on deposits	4,663	10,476	9,773	21,650
Interest on FHLB advances and other borrowings	505	750	1,234	1,670
Interest on junior subordinated debentures	494	664	983	1,313
Total interest expense	5,662	11,890	11,990	24,633

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	27,335	29,239	56,631	57,797

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	10,300	32,200	55,100	49,200

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	17,035	(2,961)	1,531	8,597

NON-INTEREST INCOME:
Service charges on deposit accounts	3,149	3,215	6,229	6,439
(Loss) gain on sale of loans, net	(1,282)	1,444	2,310	1,480
Valuation of loans held for sale	(2,324)	—	(2,324)	—
Gain on sale of securities	6	3,658	42	6,142
Loan-related servicing fees	1,189	810	2,027	1,849
Other income	990	751	2,107	1,753
Total non-interest income	1,728	9,878	10,391	17,663

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,753	7,284	14,569	14,399
Occupancy and equipment	2,053	1,946	4,033	4,127
Deposit insurance premiums	1,332	1,113	2,712	2,189
Professional fees	1,360	1,395	2,472	2,387
Data processing	773	690	1,485	1,327
Other operating	4,343	3,704	8,808	6,393
Total non-interest expenses	16,614	16,132	34,079	30,822

INCOME (LOSS) BEFORE INCOME TAXES	2,149	(9,215)	(22,157)	(4,562)
INCOME TAX (BENEFIT) PROVISION	(877)	(5,551)	26,010	(4,213)
NET INCOME (LOSS)	3,026	(3,664)	(48,167)	(349)

Preferred stock cash dividend and accretion of preferred stock	913	906	1,826	1,809

NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	2,113	$(4,570)	(49,993)	$(2,158)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.04	$(0.15)	$(1.25)	$(0.07)
Diluted	$0.04	$(0.15)	$(1.25)	$(0.07)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	50,151,459	29,487,994	39,870,987	29,486,011
Diluted	50,165,970	29,487,994	39,870,987	29,486,011

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$—	$—	$1,477
Cash dividend declared per common share	$—	$—	$—	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			71,077	98			98
Restricted stock granted			—				—
Restricted stock forfeited			—				—
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(1,555)	(1,555)
Share-based compensation expense				352			352
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		255				(255)	—
Comprehensive income:
Net loss						(349)	(349)
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					(28)		(28)
Change in unrealized gain on securities available for sale (net of tax)					4,256		4,256
Comprehensive income							3,878
BALANCE—June 30, 2010	62,158	$60,186	29,486,734	$55,370	$4,554	$147,325	$267,435

BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Stock options exercised			1,760	5			5
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared
Common stock						—	—
Preferred stock						(1,555)	(1,555)
Share-based compensation expense				268			268
Tax benefit from stock options exercised						—	—
Accretion of discount on preferred stock		271				(271)	—
Comprehensive income:
Net loss						(48,167)	(48,167)
Other comprehensive (loss) income:
Net change in unrealized gain on interest-only strips (net of tax)					11		11
Net change in unrealized gain on securities available for sale (net of tax)					1,734		1,734
Comprehensive loss							(46,422)
BALANCE—June 30, 2011	62,158	$60,721	71,291,614	$164,585	$3,757	$61,106	$290,169

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,167)	$(349)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	2,317	3,116
Depreciation and amortization of Bank premises and equipment	1,111	1,043
Accretion of discount on acquired loans	(626)	(2,758)
Amortization of core deposit intangibles	162	184
Provision for losses on loans and loan commitments	55,100	49,200
Provision for other real estate owned losses	450	227
Deferred tax (benefit) expense	25,979	(12,405)
Loss on disposition of bank premises and equipment	25	4
Net realized loss (gain) on sale of loans held for sale	(2,310)	(1,480)
Valuation of loans held for sale	2,324	—
Proceeds from the sale of loans originated for sale	161,206	11,844
Origination of loans held for sale	(167,077)	(53,134)
Net realized gain on sale or call of available for sale securities	(42)	(6,142)
Loss on investment in affordable housing partnerships	1,432	803
Change in unrealized appreciation on serving assets	526	552
Net realized loss on sale of other real estate owned	1,476	85
Share-based compensation expense	268	352
Change in cash surrender value of life insurance	(301)	(317)
Servicing assets capitalization	(1,756)	(309)
Decrease in accrued interest receivable	2,499	1,839
Decrease (increase) in other assets	3,885	(26,060)
Decrease in accrued interest payable	(441)	(404)
Increase in other liabilities	8,064	16,998
Net cash provided by (used in) operating activities	46,104	(17,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held to maturity	11	14
Purchase of securities available for sale	(63,604)	(437,551)
Proceeds from principal repayments, matured, called, or sold securities available for sale	73,634	592,680
Net decrease (increase) in loans receivable	111,832	(27,642)
Receipt of FDIC loss share indemnification	8,501	8,409
Proceeds from sale of other loans	73,326	20,052
Proceeds from sale of other real estate owned	14,693	4,229
Purchases of investments in affordable housing partnerships	(3,141)	(2,553)
Purchases of bank premises and equipment	(349)	(505)
Purchases of bank owned life insurance	(619)	—
Redemption of Federal Home Loan Bank Stock	1,498	775
Net cash provided by investing activities	215,782	157,908

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$5	$98
Proceeds from Issuance of additional stock under public offering, net of associated offering costs	108,711	—
Payment of cash dividend on common stock	—	(2,948)
Payment of cash dividend on preferred stock	(1,554)	(1,554)
Increase in Federal Home Loan Bank advances and other borrowings	170,000	43,897
Decrease in Federal Home Loan Bank advances and other borrowings	(218,011)	(130,591)
Tax benefit from exercise of stock option	—	2
Net (decrease) increase in deposits	(307,068)	73,254
Net cash used in financing activities	(247,917)	(17,842)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,969	122,955

CASH AND CASH EQUIVALENTS—Beginning of period	198,535	235,757
CASH AND CASH EQUIVALENTS—End of period	$212,504	$358,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,630	$25,036
Income taxes paid	$60	$16,310

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$10,353	$6,627
Note financing for sale of other loans	$9,215	$33,840
Loans transferred to held for sale from loans receivable	$122,919	$9,571
Loans transferred to loans receivable from held for sale	$9,643	$25,000
Other assets transferred to Bank premises and equipment	$700	$1,623
Common stock cash dividend declared, but not paid	$—	$—
Preferred stock cash dividend declared, but not paid	$388	$388
Shares issued to underwriters in lieu of associated underwriting fees	2,317,523	—

See accompanying notes to consolidated financial statements.	(Concluded)

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

Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  On June 26, 2009, we purchased substantially all the assets and assumed substantially all the liabilities of Mirae Bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of Mirae Bank.  Mirae Bank previously operated five commercial banking branches, all located within southern California, and these branches were integrated into our existing branch network following the acquisition. In addition to our existing and acquired branches, we also have six loan production offices utilized primarily for the origination of loans under our Small Business Administration (“SBA”) lending program in Colorado, Texas (2 offices), Virginia, Georgia, and New Jersey.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2011 and December 31, 2010, the statements of operations for the three and six months ended June 30, 2011 and June 30, 2010, and the related statements of shareholders’ equity and statements of cash flows for the six months ended June 30, 2011 and June 30, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered assets are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered assets that become impaired, increases the indemnification asset.  At June 30, 2011, the remaining FDIC indemnification balance was $21.9 million.  The remaining covered loan balance, net of discount, at June 30, 2011 was $192.3 million.

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

Securities available for sale — Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities”. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available for sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds, and corporate debt securities. Our existing investment in available-for-sale security holdings as of June 30, 2011 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

Collateral dependent impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms of the loan may not be collected. Fair value of collateral dependent loans are measured based on the fair value of the underlying collateral. The fair value is determined by management in part through the use of appraisals or by actual selling prices for loans that are under contract to sell. It is the Company’s policy to update appraisals on all collateral dependent impaired loans, at minimum, every six months.

We obtain appraisals for all loans that have been identified by management as non-performing or potentially non-performing at month-end following such identification. Thereafter, the Company’s Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Once an appraisal is received, if the updated appraisal value is less than the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy.

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

Other real estate owned (“OREO”) — Other real estate owned or (“OREO”), consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure less selling costs.  Fair values are derived from third party appraisals less selling costs and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation.  Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as write-downs of the asset.  In accordance with ASC 820-10, OREOs recorded at fair value are presented based on their appraised values and are not adjusted for selling costs.  The Company records OREOs as non-recurring with Level 3 measurement inputs.

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

Servicing assets and interest-only strips — Small Business Administration (“SBA”) loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value for both servicing assets and interest only strips are determined through discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

Servicing liabilities —SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

The table below summarizes the valuation of our financial assets and liabilities by ASC 820-10 fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$11,313	$—	$11,313	$—
Mortgage backed securities	16,372	—	16,372	—
Collateralized mortgage obligations	243,991	—	243,991	—
Corporate securities	2,025	—	2,025	—
Municipal bonds	33,608	—	33,608	—
Servicing assets	8,561	—	—	8,561
Interest-only strips	583	—	—	583
Servicing liabilities	(385)	—	—	(385)

	Fair Value Measurements Using:
As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$36,220	$—	$36,220	$—
Mortgage backed securities	18,907	—	18,907	—
Collateralized mortgage obligations	225,114	—	225,114	—
Corporate securities	2,021	—	2,021	—
Municipal bonds	34,360	—	34,360	—
Servicing assets	7,331	—	—	7,331
Interest-only strips	615	—	—	615
Servicing liabilities	(393)	—	—	(393)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three and six months ended June 30, 2011 and June 30, 2010:

(Dollars in Thousands)	At March 31, 2011	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or out of Level 3	At June 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,664	$(166)	$—	$1,063	$—	$8,561	$—
Interest-only strips	602	(31)	12	—	—	583	(295)
Servicing liabilities	(393)	14	—	(6)	—	(385)	—
(Dollars in Thousands)	At March 31, 2010	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or out of Level 3	At June 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,715	$(369)	$—	$309	$—	$6,655	$—
Interest-only strips	667	(21)	(14)	—	—	632	(272)
Servicing liabilities	(392)	(14)	—	—	—	(406)	—

(Dollars in Thousands)	At December 31, 2010	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or out of Level 3	At June 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(526)	$—	$1,756	$—	$8,561	$—
Interest-only strips	615	(51)	19	—	—	583	(295)
Servicing liabilities	(393)	26	—	(18)	—	(385)	—
(Dollars in Thousands)	At December 31, 2009	Net Realized Losses in Net Income	Unrealized Loss in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or out of Level 3	At June 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(552)	$—	$309	$—	$6,655	$—
Interest-only strips	724	(43)	(49)	—	—	632	(272)
Servicing liabilities	(407)	1	—	—	—	(406)	—

The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at June 30, 2011 and December 31, 2010, and the total losses resulting from these fair value adjustments for the three months ended June 30, 2011 and December 31, 2010:

As of June 30, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$124,601	$124,601	$25,620
OREO	—	—	9,274	9,274	—
Loans held for sale		—	43,346	43,346	18,265
Total	$—	$—	$177,221	$177,221	$43,885

As of December 31, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$110,879	$110,879	$5,706
OREO	—	—	19,955	19,955	1,766
Loans held for sale	—	—	2,140	2,140	1,647
Total	$—	$—	$132,974	$132,974	$9,119

The table below is a summary of fair value estimates as of June 30, 2011 and December 31, 2010, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$212,504	$212,504	$198,535	$198,535
Investment securities held to maturity	74	78	85	89
Loans receivable—net	1,905,292	1,900,476	2,198,574	2,196,000
Loans held for sale	66,429	67,654	17,098	18,221
Cash surrender value of life insurance	19,582	19,582	18,662	18,662
Federal Home Loan Bank stock	17,033	17,033	18,531	18,531
Accrued interest receivable	8,082	8,082	10,581	10,581
Due from customer on acceptances	509	509	368	368

Liabilities:
Noninterest-bearing deposits	$449,270	$449,270	$467,067	$467,067
Interest-bearing deposits	1,704,602	1,702,419	1,993,873	1,983,734
Junior subordinated Debentures	87,321	87,321	87,321	87,321
Short-term Federal Home Loan Bank borrowings	110,000	110,704	135,000	136,519
Long-term Federal Home Loan Bank borrowings	—	—	—	—
Accrued interest payable	3,651	3,651	4,902	4,902
Acceptances outstanding	509	509	368	368

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$74	$78	$4	$85	$89	$4
Total investment securities held to maturity	$74	$78	$4	$85	$89	$4

Available for Sale:
Securities of government sponsored enterprises	$11,236	$11,313	$76	$35,953	$36,220	$267
Mortgage backed securities	15,552	16,372	820	18,129	18,907	778
Collateralized mortgage obligations	239,393	243,991	4,598	222,778	225,114	2,336
Corporate securities	2,000	2,025	25	2,000	2,021	21
Municipal securities	33,154	33,608	454	34,779	34,360	(419)
Total investment securities available for sale	$301,335	$307,309	$5,973	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at June 30, 2011:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$74	$—	$—	$74
Total investment securities held to maturity	$—	$74	$—	$—	$74

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$11,313	$—	$11,313
Mortgage backed securities	5,901	1,386	298	8,787	16,372
Collateralized mortgage obligations	566	243,425	—	—	243,991
Corporate securities	—	2,025	—	—	2,025
Municipal securities	125	1,164	4,289	28,030	33,608
Total investment securities available for sale	$6,592	$248,000	$15,900	$36,817	$307,309

The following table shows the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

As of June 30, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	6,749	(61)	1,614	(144)	8,363	(205)
Total investment securities available for sale	$6,749	$(61)	$1,614	$(144)	$8,363	$(205)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,650	(117)	—	—	27,650	(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available for sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1) The Company had no held to maturity investment securities with unrealized losses at June 30, 2011 and December 31, 2010.

Credit related declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Securities with market value of approximately $299.8 million and $308.7 million were pledged to secure public deposits or for other purposes required or permitted by law at June 30, 2011 and December 31, 2010, respectively

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB, ASC 320-10-65-1 and ASC 958-320 Recognition and Presentation of Other-Than-Temporary Impairments, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating other-than-temporary impairments (“OTTI”), the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads, and not by default risk.

Management determined that any individual unrealized loss as of June 30, 2011 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) bonds, GSE collateralized mortgage obligations (“CMOs”), and GSE mortgage backed securities (“MBSs”) were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  We have the intent and ability to hold the securities in an unrealized loss position at June 30, 2011 until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  As of June 30, 2011, we have the intent and ability to hold the securities in an unrealized loss position until the market values recover or the securities mature.

Note 6.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements, and as such, these loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below as of the period indicated:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	June 30, 2011	December 31, 2010	June 30, 2010
Non-covered loans:
Construction	$70,304	$72,258	$59,376
Real estate secured	1,548,559	1,757,328	1,830,387
Commercial and industrial	260,990	276,739	316,370
Consumer	15,350	15,574	18,265
Gross loans	1,895,203	2,121,899	2,224,398
Unearned Income	(4,773)	(4,765)	(5,007)
Total loans	1,890,430	2,117,134	2,219,391
Allowance for losses on loans	(101,165)	(108,467)	(87,412)
Net loans	$1,789,265	$2,008,667	$2,131,979

Covered loans:
Construction	$—	$—	$—
Real estate secured	154,020	159,699	179,124
Commercial and industrial	38,170	49,680	56,357
Consumer	96	111	150
Gross loans	$192,286	$209,490	$235,631
Allowance for losses on loans	(9,830)	(2,486)	(4,007)
Net loans	$182,456	$207,004	$231,624

Total loans:
Construction	$70,304	$72,258	$59,376
Real estate secured	1,702,579	1,917,027	2,009,511
Commercial and industrial	299,160	326,419	372,727
Consumer	15,446	15,685	18,415
Gross loans	2,087,489	2,331,389	2,460,029
Unearned Income	(4,773)	(4,765)	(5,007)
Total loans	2,082,716	2,326,624	2,455,022
Allowance for losses on loans	(110,995)	(110,953)	(91,419)
Net loans	$1,971,721	$2,215,671	$2,363,603

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer.

The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected at the time of acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carrying value of SOP 03-3 and Non SOP 03-3 loans acquired from Mirae Bank at June 30, 2011 and December 31, 2010:

(Dollars in Thousands)	June 30, 2011	December 31,2010

Non SOP 03-3 loans	$189,741	$203,701
SOP 03-3 loans	2,545	5,789
Total outstanding balance	192,286	209,490
Allowance related to these loans	(9,830)	(2,486)
Carrying amount, net of allowance	$182,456	$207,004

The following table represents the current balance of SOP 03-3 acquired loans from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected as of the dates indicated:

(Dollars in Thousands)	June 30, 2011	December 31, 2010

Breakdown of SOP 03-3 Loans
Real Estate loans	$2,176	$5,064
Commercial loans	$369	$725

Loans acquired from the acquisition of Mirae Bank were discounted based on estimated cashflows to be received at June 26, 2009. Discount on acquired loans totaled $54.9 million at acquisition. For the three and six months ended June 30, 2011, discount accretion on acquired loans of $636,000 and $1.1 million, respectively, were recorded as interest income as follows:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2011	June 30, 2011

Beginning balance of discount on loans	$11,090	$13,557
Discount accretion income recognized	(636)	(1,140)
Disposals related to charge-offs	(434)	(2,373)
Disposals related to loan sales	—	(24)
Carrying amount, net of allowance	$10,020	$10,020

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance for losses on loans and loan commitments, and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balances:
Allowance for loan losses:
Balances at beginning of period	$114,842	$79,576	$110,953	$62,130
Actual charge-offs: *
Real estate secured	12,028	12,864	52,066	17,237
Commercial and industrial	2,137	4,214	3,777	5,554
Consumer	9	80	28	195
Total charge-offs	14,174	17,158	55,871	22,986

Recoveries on loans previously charged off:
Real estate secured	160	13	269	24
Commercial and industrial	20	795	692	1,263
Consumer	24	64	29	98
Total recoveries	204	872	990	1,385

Net loan charge-offs	13,970	16,286	54,881	21,601

FDIC Indemnification	—	(3,140)	—	2,691
Provision for loans losses	10,123	31,269	54,923	48,199
Balances at end of period	$110,995	$91,419	$110,995	$91,419
Allowance for loan commitments:
Balances at beginning of period	$3,926	$2,585	$3,926	$2,515
Provision for losses on loan commitments	177	931	177	1,001
Balance at end of period	$4,103	$3,516	$4,103	$3,516

Ratios:
Net loan charge-offs to average total loans, net of unearned income (annualized)	2.54%	2.79%	4.84%	1.77%
Allowance for loan losses to total loans, net of unearned income at end of period	5.33%	3.72%	5.33%	3.72%
Net loan charge-offs to allowance for loan losses at end of period	12.59%	17.81%	49.44%	23.63%
Net loan charge-offs to provision for losses on loans and loan commitments	135.63%	50.58%	99.60%	43.90%

* Charge-off amount for the three months ended June 30, 2011 includes net charge-offs of covered loans amounting to -$31,000, which represents gross covered loan charge-offs of $991,000 less FDIC receivable portions totaling $1.0 million.

* Charge-off amount for the six months ended June 30, 2011 includes net charge-offs of covered loans amounting to $629,000, which represents gross covered loan charge-offs of $3.6 million less FDIC receivable portions totaling $3.0 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$6,118	$70,304	8.70%	$7,262	$72,258	10.05%
Real estate secured	80,497	1,702,579	4.73%	76,207	1,917,027	3.98%
Commercial and industrial	24,073	299,160	8.05%	27,303	326,419	8.36%
Consumer	307	15,446	1.99%	181	15,685	1.15%
Total allowance	$110,995	$2,087,489	5.32%	$110,953	$2,331,389	4.76%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2011, recorded impaired loans (net of SBA guaranteed portions) totaled $113.4 million, of which $35.9 million had specific reserves of $11.0 million. At December 31, 2010, our recorded impaired loans (net of SBA guaranteed portions) totaled $120.0 million, of which $76.9 million had specific reserves of $14.0 million.  The decrease in impaired loans is largely attributable to note sale transactions in which loans were sold individually and through bulk sale transactions during the second quarter of 2011.

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

To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans, i.e. Homogeneous Loan. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented, if not implemented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable and the possibility of an undeterminable loss as some future date evident.

The total allowance for loan losses as of both June 30, 2011 and December 31, 2010 was $111.0 million.  Allowance coverage of total loans, net of unearned income for the second quarter of 2011 was 5.33%, and was 4.76% for the fourth quarter of 2010.  General valuation allowance at June 30, 2011 totaled $100.0 million or 90.1% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $11.0 million or 9.9% of the total allowance. At December 31, 2010, general valuation allowance portion totaled $97.0 million or 87.3% of total allowance while specific reserve on impaired loan totaled $14.0 million or 12.7% of the total allowance for loan losses.

Impaired loans broken down by those with and without specific reserves are shown in the following table for June 30, 2011 and December 31, 2010:

	Unpaid Principal Balances For Quarter Ended
(Dollars in Thousands)	June 30, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$34,489	$77,076
With Charge-Offs	38,994	50,008
Without Specific Reserves
Without Charge-Offs	27,154	19,692
With Charge-Offs	112,653	60,225
Total Impaired Loans	213,290	207,001
Allowance on Impaired Loans	(11,043)	(14,031)
Impaired Loans Net of Allowance	$202,247	$192,970

Impaired Loans Average Balance	$214,450	$211,711

Impairment balances with specific reserves and those without specific reserves at June 30, 2011 and December 31, 2010 are listed in the following table by loan type:

	June 30, 2011			December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$3,457	$170	$3,457	$9,985	$1,112	$9,985
Carwash	7,355	1,164	7,355	20,580	2,197	20,626
Hotel/Motel	890	299	892	16,669	323	18,295
Land	1,281	338	1,281	2,211	433	2,212
Other	23,909	2,014	23,970	33,713	909	33,499
Residential Real Estate	450	16	450	2,773	142	2,777
Construction	—	—	—	—	—	—
SBA Real Estate	21,944	643	21,988	21,687	590	21,766
SBA Commercial	9,208	1,930	9,358	10,379	2,115	10,663
Commercial	4,852	4,332	5,085	9,087	6,210	9,472
Consumer/Other	137	137	145	—	—	—
Total With Related Allowance	73,483	11,043	73,981	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	$14,718	$—	$14,733	$8,942	$—	$8,961
Carwash	17,535	—	17,541	6,119	—	6,123
Hotel/Motel	26,062	—	26,553	2,441	—	2,443
Land	4,719	—	4,719	16,066	—	16,066
Other	30,865	—	30,918	23,148	—	24,451
Residential Real Estate	2,007	—	2,007	4,790	—	4,816
Construction	15,000	—	15,000	—	—	—
SBA Real Estate	22,523	—	22,591	17,260	—	18,181
SBA Commercial	4,570	—	4,584	651	—	871
Commercial	1,808	—	1,823	500	—	503
Consumer/Other	—	—	—	—	—	—
Total Without Related Allowance	139,807	—	140,469	79,917	—	82,415
Total	$213,290	$11,043	$214,450	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due at June 30, 2011 and December 31, 2010 are presented in the following table by loan type:

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$1,961	$—	$5,996	$7,957
Carwash	6,223	673	12,743	19,639
Hotel/Motel	—	863	7,698	8,561
Land	—	2,027	2,440	4,467
Other	4,430	5,680	18,683	28,793
Residential Real Estate	642	146	1,812	2,600
Construction	316	12,548	12,000	24,864
SBA Real Estate	1,816	79	2,787	4,682
SBA Commercial	602	938	628	2,168
Commercial	1,795	1,550	1,554	4,899
Consumer/Other	59	258	159	476
Total	$17,844	$24,762	$66,500	$109,106
Non-Accrual Loans Listed Above	$2,758	$6,941	$66,500	$76,198

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	23,492	22,231	42,657	88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at June 30, 2011 and December 31, 2010 are presented in the following table by loan type:

	June 30, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$1,237	$18,977	$3,983	$24,197
Carwash	6,091	15,203	2,259	23,553
Hotel/Motel	30,540	23,469	837	54,846
Land	6,220	581	4,166	10,967
Other	86,226	70,167	8,717	165,110
Residential Real Estate	4,362	1,397	1,211	6,970
Construction	12,864	14,942	—	27,806
SBA Real Estate	2,075	9,304	1,151	12,530
SBA Commercial	753	4,336	309	5,398
Commercial	18,315	16,702	532	35,549
Consumer/Other	205	573	8	786
Total	$168,888	$175,651	$23,173	$367,712

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The following tables show the roll-forward and breakdown by loan type of the allowance for loan losses for the quarter ended June 30, 2011 and December 31, 2010:

June 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$3,306	$4,626	$14,044	$2,634	$50,667	$2,571	$8,716	$1,690	$5,161	$21,224	$203	$114,842
Total Charge-Off	2,899	633	1,586	243	2,215	949	3,000	503	709	1,428	9	14,174
Total Recoveries	—	—	—	—	(3)	1	—	162	40	(20)	24	204
Provision For Loan Losses	4,839	1,694	(248)	28	2,494	668	402	352	99	(294)	89	10,123
Balance At Quarter End	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total Recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
Provision For Loan Losses	2,996	2,519	22,555	5,083	36,495	433	6,403	(2,297)	1,379	7,226	(191)	82,601
Balance At Quarter End	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

The tables below present the breakdown of allowance by specific valuation and general valuation allowance at June 30, 2011 and December 31, 2010:

June 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$12,719	$14,925	$17,510	$4,748	$38,094	$1,959	$12,000	$4,126	$2,269	$4,869	$137	$113,356
Specific Allowance	$170	$1,164	$299	$338	$2,014	$16	$—	$643	$1,930	$4,332	$137	$11,043
Loss Coverage Ratio	1.34%	7.80%	1.71%	7.12%	5.29%	0.82%	0.00%	15.58%	85.06%	88.97%	100.00%	9.74%

Non-Impaired Loans	$106,717	$54,092	$147,221	$21,623	$1,096,754	$82,609	$58,304	$99,482	$35,387	$256,635	$15,309	$1,974,133
General Valuation Allowance	$5,076	$4,523	$11,911	$2,081	$48,929	$2,275	$6,118	$1,058	$2,661	$15,150	$170	$99,952
Loss Coverage Ratio	4.76%	8.36%	8.09%	9.62%	4.46%	2.75%	10.49%	1.06%	7.52%	5.90%	1.11%	5.06%

Gross Loans	$119,436	$69,017	$164,731	$26,371	$1,134,848	$84,568	$70,304	$103,608	$37,656	$261,504	$15,446	$2,087,489
Total Allowance For Loan Losses	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995
Loss Coverage Ratio	4.39%	8.24%	7.41%	9.17%	4.49%	2.71%	8.70%	1.64%	12.19%	7.45%	1.99%	5.32%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands, Except per Share Data)	2011	2010	2011	2010
Numerator:
Net (loss) income available to common shareholders	$2,113	$(4,570)	$(49,993)	$(2,158)
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	50,151,459	29,487,994	39,870,987	29,486,011
Effect of dilutive securities:
Stock option dilution	14,511	—	—	—
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	50,165,970	29,487,994	39,870,987	29,486,011

Basic earnings per share	$0.04	$(0.15)	$(1.25)	$(0.07)

Diluted earnings per share	$0.04	$(0.15)	$(1.25)	$(0.07)

During the second quarter of 2011, the Company raised equity of approximately $108.7 million, net of fees and costs, through a public offering of its common stock.  As a result of the public offering, approximately 41.8 million additional shares of common stock were issued during the second quarter of 2011.  Consequently, the average weighted shares of common stock increased from 29.5 million shares for the quarter ended June 30, 2010 to 50.2 million shares for the quarter ended June 30, 2011. On a year to date basis, total average weighted shares increased from 29.5 million to 39.9 million for the same periods, respectively.

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

Trade Finance Services — Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods.  A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party,  provided that certain documents are presented in strict compliance with its terms and conditions.  Simply put, the Company is pledging its credit on behalf of the customer. The Company’s TFS segment offers the following types of letters of credit to customers:

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

The following are the results of operations of the Company’s segments for the three and six months ended June 30, 2011 and 2010 indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,985	$1,102	$3,248	$27,335
Less provision for loan losses	10,300	—	—	10,300
Non-interest income	(4,135)	402	5,461	1,728
Non-interest expense	13,760	613	2,241	16,614
Income (loss) before income taxes	(5,210)	891	6,468	2,149
Total assets	$2,494,792	$33,407	$153,053	$2,681,252

(Dollars in Thousands)	Three Months Ended June 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$25,867	$680	$2,692	$29,239
Less provision for loan losses	31,952	339	(91)	32,200
Non-interest income	7,790	266	1,822	9,878
Non-interest expense	14,627	471	1,034	16,132
Income (loss) before income taxes	$(12,922)	$136	$3,571	$(9,215)
Total assets	$3,186,092	$45,395	$205,607	$3,437,094

(Dollars in Thousands)	Six Months Ended June 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$49,837	$1,294	$5,500	$56,631
Less provision for loan losses	53,753	641	706	55,100
Non-interest income	203	486	9,702	10,391
Non-interest expense	29,575	725	3,779	34,079
Income (loss) before income taxes	(33,288)	414	10,717	(22,157)
Total assets	$2,494,792	$33,407	$153,053	$2,681,252

(Dollars in Thousands)	Six Months Ended June 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$51,452	$1,234	$5,111	$57,797
Less provision for loan losses	44,172	(532)	5,560	49,200
Non-interest income	14,542	508	2,613	17,663
Non-interest expense	28,237	907	1,678	30,822
Income (loss) before income taxes	$(6,415)	$1,367	$486	$(4,562)
Total assets	$3,186,092	$45,395	$205,607	$3,437,094

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

Commitments at June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in Thousands)	June 30, 2011	December 31, 2010
Commitments to extend credit	$262,178	$257,801
Standby letters of credit	16,323	15,780
Commercial letters of credit	7,646	5,443
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	15,814	11,955
Operating lease commitments	18,883	19,938

On March 29, 2011, Wilshire Bancorp Inc., our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al. The purported class action complaint alleges, among other things, that the defendants made false and/or misleading statements and/or failed to disclose that Wilshire Bancorp had deficiencies in its underwriting, origination, and renewal processes and procedures; was not adhering to its underwriting policies; lacked adequate internal and financial controls; and, as a result, its financial statements were materially false and misleading.  Management cannot estimate losses from this legal claim at this time, as the proceeding is at a preliminary stage, and we are in the process of evaluating the merits of the claims with our counsel at this time. We have reviewed all other legal claims against us with counsel and except for the class action lawsuit described above, we do not believe the final disposition of all other claims will have a material effect on our financial position or results of operations.

In addition, the Securities and Exchange Commission has informally inquired as to information regarding the internal investigation and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

Note 10.         Income Tax Provision

For the second quarter of 2011, we had an income tax benefit of $877,000 on a pretax net income of $2.1 million, representing an effective tax rate of 40.8%, as compared with an income tax benefit of $5.6 million on pretax net loss of $9.2 million, representing an effective tax rate of 60.2% for the same quarter in 2010.  The reduction in tax expense to $877,000 during the second quarter of 2011 is due to year-to-date tax expense adjustments from the deferred tax valuation allowance change that was impacted by an increase in fair market value AFS securities.

For the first half of 2011, we recorded an income tax provision of $26.0 million on a pretax net loss of $22.2 million representing an effective tax rate of 117.4% compared to a tax benefit of $4.2 million on pretax net loss of $4.6 million which resulted in an effective tax rate of 92.3% for the same period in 2010.  The tax provision for the first half of 2011 includes tax expenses that resulted from the deferred tax assets valuation allowance which was recorded during the first quarter of 2011.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position, represented significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was required at March 31, 2011.  The remaining net deferred tax asset of $19.1 million at March 31, 2011 and June 30, 2011 represents the amount of benefit we will receive in the future based on the carryback of future taxable losses against prior year’s taxable income. To the extent that the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The Company is currently evaluating the provisions of ASU No. 2011-02 for their effect on the Company’s consolidated financial statements.

In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the provisions of ASU No. 2011-02, but does not anticipate that ASU 2011-04 will have a material impact on the Company’s consolidated financial statement.

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of pronouncement is not expected to have a material impact on the Company’s consolidated financial statement.

Note 12.         Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued. As of the issue date of this report, the Company did not have any subsequent events to report.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the six months ended June 30, 2011 and June 30, 2010, financial condition as of  June 30, 2011 and December 31, 2010, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, including the following:

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

•                  We are subject to various regulatory requirements and certain supervisory action by bank regulatory authorities. On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the California DFI and the FDIC.  On June 29, 2011, the Company entered into an MOU with the Federal Reserve Bank of San Francisco.  The MOUs could have a material adverse effect on our business, financial condition, and the market price of our Common Stock.  Lack of compliance could result in additional actions by regulators.

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

•                  We may be subject to more stringent capital requirements, including those as required by the Bank’s MOU.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended June 30, 2011, December 31, 2010, and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data) (unaudited)	2011	2010	2011	2010
Net income (loss) available to common shareholders	$2,113	$(4,570)	$(49,993)	$(2,158)
Net income (loss) per common share, basic	0.04	(0.15)	(1.25)	(0.07)
Net income (loss) per common share, diluted	0.04	(0.15)	(1.25)	(0.07)
Net interest income before provision for loan losses and loan commitments	27,335	29,239	56,631	57,797

Average balances:
Assets	2,750,894	3,475,151	2,835,932	3,446,551
Cash and cash equivalents	151,045	268,062	140,157	242,283
Investment securities	333,044	647,782	333,865	656,526
Net loans	2,072,244	2,367,860	2,144,759	2,363,714
Total deposits	2,198,081	2,939,513	2,256,084	2,913,161
Shareholders’ equity	218,551	275,452	225,050	274,378
Performance Ratios:
Annualized return on average assets	0.44%	-0.42%	-3.40%	-0.02%
Annualized return on average equity	5.54%	-5.32%	-42.81%	-0.25%
Net interest margin	4.42%	3.71%	4.46%	3.68%
Efficiency ratio	57.17%	41.24%	50.85%	40.85%
Capital Ratios:
Tier 1 capital to adjusted total assets	12.88%	9.51%	12.88%	9.51%
Tier 1 capital to risk-weighted assets	17.70%	13.72%	17.70%	13.72%
Total capital to risk-weighted assets	19.10%	15.17%	19.10%	15.17%

	June 30, 2011	December 31, 2010	June 30, 2010
Year to date balances as of:
Total assets	$2,681,252	$2,970,525	$3,437,094
Investment securities	307,383	316,707	506,477
Net loans, net of unearned income and allowance for loan losses	1,971,721	2,215,671	2,363,603
Total deposits	2,153,872	2,460,940	2,901,469
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	110,000	135,000	118,000
Total common equity	229,448	168,712	207,249

Asset Quality Ratios:
(net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	2.70%	12.12%	2.75%
Non-performing loans to gross loans	3.73%	3.06%	3.38%
Non-performing assets to total loans and other real estate owned	4.13%	3.68%	3.64%
Allowance for loan losses to total loans, net of unearned income	5.33%	4.77%	3.72%
Allowance for loan losses to non-performing loans	142.41%	155.76%	109.99%

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services, but our primary focus is on commercial and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the state of Texas, New Jersey, and New York. In addition to our branch offices, we also have six loan production offices in Aurora, Colorado; Dallas, Texas; Houston, Texas; Annandale, Virginia, Atlanta, Georgia; and Fort Lee, New Jersey.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, the evaluation of goodwill for impairment, and the accounting for income tax provisions and the uncertainty in income taxes. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the estimates necessary to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables could change future valuation and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended June 30, 2011.

Recent Regulatory Developments

On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in Bank’s most recent regulatory examination by the FDIC and the California DFI on January 10, 2011.  A memorandum of understanding is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order.

Under the terms of the MOU, the Bank is required to take actions required by the MOU within certain specified time frames.  Some of the most significant requirements of the MOU requires the Bank to reduce its classified assets, as specified by FDIC (not covered by the FDIC loss share agreements), as a percentage of Tier 1 leverage capital plus reserve to no more than 50% and to maintain a Tier 1 leverage capital ratio of at least 10%. The memorandum of understanding will remain in effect until modified or terminated by the FDIC and the California DFI.  The MOU does not contain any monetary assessments or penalties. The Bank submitted its quarterly progress report showing compliance with the requirements of the MOU as of June 30, 2011.

In addition to the MOU entered into with the Bank and FDIC and California DFI, the Company entered into an MOU with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) on June 29, 2011.  Under the terms of the MOU, the Company is required to take the certain actions within specified time frames.  The most significant portions of the MOU requires the Company to obtain approval from the FRB before taking certain specified actions related to dividends, trust preferred, stock repurchases, and changes related to senior management and board of directors.

The MOUs will remain in effect until modified or terminated by the Reserve Bank, the FDIC and the California DFI.  The board of directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance.  Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory agencies

Results of Operations

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

Net interest income before provision for losses on loans and loan commitments declined by $1.9 million or 6.5%, to $27.3 million for the second quarter of 2011, compared to $29.2 million for the second quarter of 2010. The decrease in net interest income was primarily attributable to the reduction in total loans due to loan sales, less originations, and an increase in non-accrual interest reversal from the second quarter of 2010 to the second quarter of 2011. Net interest margin of 4.42% for the second quarter of 2011 was 70 basis points higher than net interest margin of 3.71% for the previous year’s same quarter.

Interest income decreased by $8.1 million, or 19.8%, to $33.0 million for second quarter of 2011 compared to $41.1 million for the second quarter of 2010.  The decrease in interest income was primarily due to a decrease in loans and investment securities.  Average loan balances decreased by $295.6 million to $2.1 billion for the second quarter of 2011, compared to $2.4 billion for the second quarter of 2010.  The decrease in average loans was a result of management’s strategy to sell problems loans throughout 2011, in addition to the overall reduction in loan production in 2011, compared to 2010. The average balances of investment securities and federal funds sold also decreased from $806.4 million to $424.5 million from the second quarter of 2010 to 2011.  Yield on average net loans decreased to 5.94% at the end of the second quarter of 2011, down from 6.09% at the end of the second quarter of 2010. The decrease in loan yield was due in part to larger non-accrual interest reversals in 2011, in addition to the sale loans in the second quarter of 2011.  Yield on total investment securities and other earning assets decreased from 2.45% at June 30, 2010 to 2.32% at June 30, 2011 due to the reinvestment of sold securities at lower yields.

Interest expense decreased $6.2 million, or 52.4%, to $5.7 million for the second quarter of 2011 compared to $11.9 million for the second quarter of 2010. The average balance of our interest bearing liabilities also decreased $734.8 million to $2.0 billion for the second quarter of 2011, compared to $2.7 billion for the second quarter of 2010.  The decrease is attributable to management’s deleveraging strategy to lower our overall cost of funds by running of higher costing deposits.  Total cost of interest bearing liabilities decreased from 1.73% at the end of the second quarter 2010 to 1.12% at the end of the second quarter of 2011.  The decrease resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing time and money market deposits throughout 2011.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,072,244	$30,767	5.94%	$2,367,860	$36,079	6.09%
Securities of government sponsored enterprises	297,615	1,785	2.40%	603,539	4,287	2.84%
Other investment securities (2)	35,429	371	6.76%	44,243	469	6.38%
Federal funds sold	91,475	74	0.32%	158,584	294	0.74%
Total interest-earning assets	2,496,763	32,997	5.32%	3,174,226	41,129	5.21%
Total non-interest-earning assets	254,131			300,925
Total assets	$2,750,894			$3,475,151

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$600,686	$1,404	0.93%	$972,096	$3,542	1.46%
Super NOW deposits	22,724	20	0.35%	22,019	26	0.47%
Savings deposits	86,382	609	2.82%	75,677	617	3.26%
Time deposits of $100,000 or more	654,647	1,587	0.97%	751,094	2,762	1.47%
Other time deposits	374,346	1,043	1.11%	702,866	3,529	2.01%
FHLB borrowings and other borrowings	188,967	505	1.07%	138,805	750	2.16%
Junior subordinated debenture	87,321	494	2.26%	87,321	664	3.04%
Total interest-bearing liabilities	2,015,073	5,662	1.12%	2,749,878	11,890	1.73%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	459,296			415,761
Other liabilities	57,974			34,060
Total non-interest-bearing liabilities	517,270			449,821
Shareholders’ equity	218,551			275,452
Total liabilities and shareholders’ equity	$2,750,894			$3,475,151
Net interest income		$27,335			$29,239
Net interest spread (3)			4.20%			3.48%
Net interest margin (4)			4.42%			3.71%

(1) Net loan fees are included in the calculation of interest income. Net loan fees were approximately $705,000 and $687,000 for the quarters ended June 30, 2011 and 2010, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and include loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for June 30, 2011 and June 30, 2010 were 4.19% and 4.24%, respectively.

(3) Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,144,759	$64,229	5.99%	$2,363,714	$71,383	6.04%
Securities of government sponsored enterprises	297,854	3,379	2.27%	611,920	9,431	3.08%
Other investment securities (2)	36,011	760	6.81%	44,606	940	6.35%
Federal funds sold	80,214	253	0.63%	144,851	676	0.93%
Total interest-earning assets	2,558,838	68,621	5.40%	3,165,091	82,430	5.21%
Total non-interest-earning assets	277,094			281,460
Total assets	$2,835,932			$3,446,551

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$622,347	$2,811	0.90%	$964,110	$7,565	1.57%
Super NOW deposits	23,725	43	0.36%	22,249	55	0.49%
Savings deposits	85,838	1,207	2.81%	74,869	1,203	3.21%
Time deposits of $100,000 or more	665,088	3,277	0.99%	759,933	5,809	1.53%
Other time deposits	398,892	2,435	1.22%	689,396	7,018	2.04%
FHLB borrowings and other borrowings	219,794	1,234	1.12%	143,377	1,670	2.33%
Junior subordinated debenture	87,321	983	2.25%	87,321	1,313	3.01%
Total interest-bearing liabilities	2,103,005	11,990	1.14%	2,741,255	24,633	1.80%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	460,194			402,604
Other liabilities	47,683			28,314
Total non-interest-bearing liabilities	507,877			450,918
Shareholders’ equity	225,050			274,378
Total liabilities and shareholders’ equity	$2,835,932			$3,446,551
Net interest income		$56,631			$57,797
Net interest spread (3)			4.26%			3.41%
Net interest margin (4)			4.46%			3.68%

(1) Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.8 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for 2011 and 2010 were 4.22% and 4.21%, respectively.

(3) Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended June 30, 2011 vs. 2010 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2011 vs. 2010 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$(4,409)	$(903)	$(5,312)	$(6,562)	$(592)	$(7,154)
Securities of government sponsored enterprises	(1,914)	(588)	(2,502)	(3,997)	(2,055)	(6,052)
Other Investment securities	(92)	(6)	(98)	(181)	1	(180)
Federal funds sold	(94)	(126)	(220)	(245)	(178)	(423)
Total interest income	(6,509)	(1,623)	(8,132)	(10,985)	(2,824)	(13,809)

Interest expense:
Money market deposits	(1,103)	(1,034)	(2,137)	(2,163)	(2,589)	(4,752)
Super NOW deposits	1	(7)	(6)	3	(15)	(12)
Savings deposits	81	(89)	(8)	164	(160)	4
Time deposit of $100,000 or more	(322)	(855)	(1,177)	(658)	(1,877)	(2,535)
Other time deposits	(1,273)	(1,212)	(2,485)	(2,350)	(2,232)	(4,582)
FHLB advances and other borrowings	214	(459)	(245)	656	(1,092)	(436)
Junior subordinated debenture	—	(170)	(170)	—	(330)	(330)
Total interest expense	(2,402)	(3,826)	(6,228)	(4,348)	(8,295)	(12,643)
Change in net interest income	$(4,107)	$2,203	$(1,904)	$(6,637)	$5,471	$(1,166)

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business and ongoing weakness in the local and national economy, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits, or letters of credit.  The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, and is presented as a component of other liabilities.

During the second quarter of 2011, we experienced an improvement in credit quality in certain measures compared to the second quarter of 2010, which was largely a result of management’s strategy to sell problem loans. Non-performing loans, delinquent loans, TDR loans, charge-offs, impaired loans, and classified loan balances all declined from second quarter of 2010 to the second quarter of 2011. We recorded a provision for losses on loans and loan commitments of $10.3 million during the second quarter of 2011, compared with provisions of $32.2 million for the prior year’s same quarter, which represents a decline of $21.9 million or 68.0%. The current quarter decrease in provision for losses on loans and loan commitments compared to the second quarter of 2010 was a result of the improvement in overall credit as well as the reduction in charge-offs for the second quarter of 2011.

Non-interest Income

Total non-interest income decreased to $1.7 million for the second quarter of 2011, compared with $9.9 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.1% for the second quarter of 2011 and 0.3% for the second quarter of 2010. The decrease in non-interest income was primarily due to a decrease in gain on sale of loans, gain on sale of securities, and valuation of loans held for sale.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,149	182.2%	$3,215	32.6%
Loan-related servicing fees	1,189	68.8%	810	8.2%
Gain on sale of securities	6	0.4%	3,658	37.0%
(Loss) gain on sale of loans, net	(1,282)	-74.2%	1,444	14.6%
Valuation of loans held for sale	(2,324)	-134.5%	—	0.0%
Other income	990	57.3%	751	7.6%
Total	$1,728	100.0%	$9,878	100.0%
Average assets	$2,750,894		$3,475,151
Non-interest income as a % of average assets		0.1%		0.3%

	For the Six Months Ended June 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$6,229	60.0%	$6,439	36.4%
Loan-related servicing fees	2,027	19.5%	1,849	10.5%
Gain on sale of securities	42	0.4%	6,142	34.8%
Gain on sale of loans, net	2,310	22.2%	1,480	8.4%
Valuation of loans held for sale	(2,324)	-22.4%	—	0.0%
Other income	2,107	20.3%	1,753	9.9%
Total	$10,391	100.0%	$17,663	100.0%
Average assets	$2,835,932		$3,446,551
Non-interest income as a % of average assets		0.4%		0.5%

Our largest source of non-interest income for the second quarter of 2011 was service charges on deposit accounts, which represents 182.2% of our total non-interest income for the three months ended June 30, 2011 and 60.0% for the six months ended June 30, 2011. Service charge income decreased to $3.1 million for the second quarter of 2011, compared with $3.2 million for the prior year’s same period. Year-to-date service charges on deposits accounts decreased to $6.2 million at June 30, 2011, from $6.4 million at June 30, 2010. The decrease in deposit service charge income was primarily due to a decrease in total deposits and a decline in fees from non-sufficient fund charges and analysis fee charges on our demand deposit accounts.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our second largest source of non-interest income for the three months ended June 30, 2011 was loan related servicing fees which accounted for $1.2 million or 68.8% of total non-interest income for the second quarter of 2011, and $2.0 million or 19.5% of non-interest income for the six months ended June 30, 2011.  These figures increased slightly from balances for the three and six months ended June 30, 2010 which was $810,000 and $1.8 million, respectively. Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our SBA department and the growth of our servicing loan portfolio, related fee income has continued to increase.

Gain on sale of securities for the second quarter of 2011 totaled $6,000, which represented approximately 0.4% of our total non-interest income, compared to $3.7 million or 37.0% of non-interest income for the second quarter of 2010.  In the first six months of 2011, gain on sale of securities was $42,000, or 0.4% of total non-interest income, a decrease from $6.1 million or 34.8% of non-interest income at the end of the first half of 2010. There were no securities sales transactions during the first six months of 2011 which is the primary reason for the decline for the three and six months ended June 30, 2011, when compared to the three and six months ended June 30, 2010. The $6,000 and $42,000 represents gains from securities that were called during the first and second quarter of 2011.

Net loss on sale of loans for the second quarter of 2011 totaled $1.3 million or -74.2% of total non-interest income compared to gain on sale of loans totaling $1.4 million or 14.6% of non-interest income for the same period of the previous year.   Gain on sale of loans for the first half of 2011 totaled $2.3 million or 22.2% of total non-interest income, an increase from $1.5 million or 8.4% for the first half of 2010.  The net loss on sale of loans for the second quarter of 2011 consists of $5.9 million in losses on CRE loan sales offset by $4.6 million in gains from SBA loan sales. The loss on CRE loan sales is associated with the Company’s sale of problem CRE loans during the second quarter of 2011.  Although these loans were marked down to their fair values at March 31, 2011, the Company received lower than expected pricing on certain loans, resulting in a net loss on the note sale transactions.

Valuation of loans held for sale is recorded on loans previously categorized as held for sale but were not sold in subsequent quarters. If the value of the loan, or underlying property, has declined based on quoted prices or appraisals, a valuation is recorded to reflect the reduction in value.  Total valuation of loans held for sale totaled $2.3 million for both the second quarter and first half of 2011 and represented -134.5% and -22.4% of total non-interest income, respectively. There were no recorded valuations of loans held for sale during the three and six months ended June 30, 2010.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, excess of insurance proceeds over carrying value of an insured loss, and other miscellaneous income.  For the second quarter of 2011, this miscellaneous income amounted to $990,000, compared with $751,000 in the prior year’s same period, and $2.1 million for the first half of 2011, compared to $1.8 million for the first half of 2010.  Other non-interest income as a percentage of total non-interest income was 57.3% and 7.6% for the quarters ended June 30, 2011 and June 30, 2010, respectively, and 20.3% and 9.9% for the six months ended June 30, 2011 and June 30, 2010, respectively.

Non-interest Expense

Total non-interest expenses increased to $16.6 million for the second quarter of 2011, from $16.1 million for the same period in 2010. Non-interest expenses as a percentage of average assets was increased to 0.7%, from 0.5% for the second quarter of 2011 and 2010, respectively. Our efficiency ratio was 57.2% for the second quarter of 2011, compared with 41.2% for the second quarter of 2010. The efficiency ratio for the first half of 2011 was 50.9% compared to 40.9% for the first half of 2010.

The following tables set forth a summary of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$6,753	40.6%	$7,284	45.2%
Occupancy and equipment	2,053	12.3%	1,946	12.1%
Professional fees	1,360	8.2%	1,395	8.6%
Deposit insurance premiums	1,332	8.0%	1,113	6.9%
Net loss on sale of OREO	1,010	6.1%	90	0.6%
Data processing	773	4.7%	690	4.3%
Advertising and promotional	218	1.3%	358	2.2%
Outsourced service for customer	226	1.4%	265	1.6%
Other operating	2,889	17.4%	2,991	18.5%
Total	$16,614	100.0%	$16,132	100.0%
Average assets	$2,750,894		$3,475,151
Non-interest expense as a % of average assets		0.6%		0.5%

	For the Six Months Ended June 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,569	42.8%	$14,399	46.7%
Occupancy and equipment	4,033	11.8%	4,127	13.4%
Professional fees	2,472	7.3%	2,387	7.7%
Deposit insurance premiums	2,712	8.0%	2,189	7.1%
Net loss on sale of OREO	1,476	4.3%	85	0.3%
Data processing	1,485	4.4%	1,327	4.3%
Advertising and promotional	486	1.4%	708	2.3%
Outsourced service for customer	457	1.3%	525	1.7%
Other operating	6,389	18.7%	5,075	16.5%
Total	$34,079	100.0%	$30,822	100.0%
Average assets	$2,835,932		$3,446,551
Non-interest expense as a % of average assets		1.2%		0.9%

Salaries and employee benefits historically represented approximately half of our total non-interest expense but declined during the second quarter of 2011 and represented 40.6% and 42.8% of non-interest income for the three and six months ended June 30, 2011, respectively.  Salaries and employee benefits totaled $6.8 million for the quarter ended June 30, 2011 compared with $7.3 million for the prior year’s same period. For the first six months of 2011, salaries and employee benefits totaled $14.6 million compared to $14.4 million in the first six months of 2010. The number of full-time equivalent employees decreased from 421 at June 30, 2010 to 367 at June 30, 2011. The decrease in quarter to date salaries and employee benefits are primarily a result of employee layoffs that occurred during the first quarter of 2011. Although our total number of employees has declined, the decline in total assets has reduced our assets per employee ratio to $7.3 million at June 30, 2011 from $8.3 million at June 30, 2010.

Occupancy and equipment expenses represented approximately 12.3% of our total non-interest expenses for the quarter ended June 30, 2011 and 11.8% for six months ended June 30, 2011. These expenses increased to $2.1 million for the second quarter of 2011 compared with $1.9 million for the same period a year ago. On a year to date basis, occupancy expenses decreased from $4.1 million at June 30, 2010 to $4.0 million at June 30, 2011.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $1.4 million for the second quarter of 2011 and $2.5 million for the first six months of 2011, compared to $1.4 million and $2.4 million for the same periods of the prior year, respectively. These expenses represented 8.2% and 7.3% of total non-interest expense for the second quarter and first half of 2011, respectively, and 8.6% and 7.7% for the second quarter and first half of 2010, respectively.

Deposit insurance premium expenses represent The Financing Corporation (“FICO”) and FDIC insurance premium assessments. In the second quarter of 2011, these expenses totaled $1.3 million or 8.0% of total non-interest expense, compared with $1.1 million or 6.9% of total non-interest expense for the prior year’s same period. Deposit insurance premiums for the six months ended June 30, 2011 totaled $2.7 million or 8.0% of total non-interest expense, compared to $2.2 million, or 7.1%, of total non-interest expense for the same period last year. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution’s total consolidated assets less tangible equity, whereas previously the calculation was based on total domestic deposits of an institution. We do not expect the change in assessment base to significantly affect our deposit insurance premium expenses.

Net loss on sale of OREO totaled $1.0 million for the quarter ended June 30, 2011 or 6.1% of total non-interest expense.  Net loss on sale of OREO for the first half of 2011 totaled $1.5 million which represents 4.3% of total non-interest expense. Net loss on sale of OREO for the three and six months ended June 30, 2010 totaled $90,000 and $85,000, respectively.  The increase in loss on sale of OREO from 2010 to 2011 is due to the increase in loan foreclosures to OREO and OREO sale transactions to improve overall credit quality by disposing of non-performing assets.

Data processing expenses increased to $773,000 or 4.7% of total non-interest expense for the second quarter of 2011 from $690,000 or 4.3% for the same period a year ago.  For the first six months of 2011, data processing expenses accounted for $1.5 million or 4.4% of total non-interest expense compared to $1.3 million or 4.3% of total non-interest expense for the same period in 2010. Total data processing expense has increased as fees have gone up slightly since the second quarter of 2010.

Advertising and promotional expenses decreased to $218,000 for the second quarter of 2011 compared to $358,000 for the same period in 2010 and decreased to $486,000 for the first half of 2011 from $708,000 for the first half of 2010. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers, deposit campaign promotions.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from customer’s deposit accounts.  These expenses decreased slightly to $226,000 for the second quarter of 2011, as compared with $265,000 for the prior year’s same period. The same expenses totaled $457,000 for the first six months of 2011 compared with $525,000 for the first six months of 2010.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, and other operating expenses totaled $2.9 million for the second quarter of 2011 compared with $3.0 million for the same period a year ago. For the first six months of 2011, other non-interest expenses totaled $6.4 million compared to $5.1 million for the first six months of 2010.

Income Tax Provision

For the second quarter of 2011, we had an income tax benefit of $877,000 on a pretax net income of $2.1 million, representing an effective tax rate of 40.8%, as compared with an income tax benefit of $5.6 million on pretax net loss of $9.2 million, representing an effective tax rate of 60.2% for the same quarter in 2010.  The reduction in tax expense to $877,000 during the second quarter of 2011 is due to year-to-date tax expense adjustments from the deferred tax valuation allowance change that was impacted by an increase in fair market value AFS securities.

For the first half of 2011, we recorded an income tax provision of $26.0 million on a pretax net loss of $22.2 million representing an effective tax rate of 117.4% compared to a tax benefit of $4.2 million on pretax net loss of $4.6 million which resulted in an effective tax rate of 92.3% for the same period in 2010.  The tax provision for the first half of 2011 includes tax expenses that resulted from the deferred tax assets valuation allowance which was recorded during the first quarter of 2011.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position represent significant negative evidence that caused the Company to conclude that a net $38.1 million deferred tax valuation allowance was required at March 31, 2011.  Any remaining deferred tax asset valuation allowance at June 30, 2011 will ultimately be reversed through income tax expenses when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

Goodwill

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the unit’s (former Liberty Bank or East Coast branches) estimated fair value to its carrying value, including goodwill. If the estimated fair value of the unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.

If required, the second step involves calculating an implied fair value of goodwill for the unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the unit, there is no impairment. If the carrying value of goodwill assigned to a unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

During the second quarter of 2011, management performed an evaluation and analysis on goodwill related to the East Coast branches and concluded that there was no impairment of goodwill and that the fair value of the East Coast branches exceeded its carrying value as of June 30, 2011.  The determination was based on the Company’s goodwill impairment analysis, which was performed in accordance with ASC 350-20.  The determination was based on the Company’s goodwill impairment analysis, which was performed in accordance with ASC 350-20. The Company performed step 1 of the goodwill impairment which indicated that the fair value of the East Coast branches exceeded the carrying value by over 20%.  However, certain assumptions used in step 1 of the goodwill impairment analysis had a degree of uncertainty as to their future outcome.  Some of these key assumptions used in step 1 of the analysis included: future growth assumptions of the East Coast branches, equity retention rates, and the estimated allowance for loan losses for the East Coast branches for future periods.  The growth assumption, equity retention rates, and estimated allowance for loan losses was determined by actual historical data for the East Coast branches as well as comparative peer bank data, when available.  Management concluded that goodwill related to the East Coast branches was not impaired as of June 30, 2011, based on the results of the impairment analysis. The Company will continue to monitor the performance of the East Coast branches and perform an analysis for goodwill impairment on an annual basis, or more frequently as needed.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy addressing strategies, types, and levels of allowable investments.  Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee.  Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives.  Our liquidity levels take into consideration anticipated future cash flows and all available sources of credit and is maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk.  As of June 30, 2011, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 88.4% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities, or MBSs, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 10.9% investment in municipal debt securities, and 0.7% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 11.0%, or $33.7 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 0.2%, or $557,000, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 0.4%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of June 30, 2011.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. There was no other-than-temporary-impairment in our investment portfolio during the second quarter of 2011. The fair market values of our held-to-maturity and available-for-sale securities were respectively $78,000 and $307.3 million as of June 30, 2011.

The fair value of investments is accounted for in accordance with ASC 320-10 “Debt and Equity Securities”. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.   The third party provides market values derived from using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received is tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under Financial Accounting Standards Board (“FASB”) ASC 325, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held to Maturity:
Collateralized mortgage obligations	$74	$78	$4	$85	$89	$4
Total investment securities held to maturity	$74	$78	$4	$85	$89	$4

Available for Sale:
Securities of government sponsored enterprises	$11,236	$11,313	$76	$35,953	$36,220	$267
Mortgage backed securities	15,552	16,372	820	18,129	18,907	778
Collateralized mortgage obligations	239,393	243,991	4,598	222,778	225,114	2,336
Corporate securities	2,000	2,025	25	2,000	2,021	21
Municipal securities	33,154	33,608	454	34,779	34,360	(419)
Total investment securities available for sale	$301,335	$307,309	$5,973	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at June 30, 2011:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held to Maturity:
Collateralized mortgage obligations	$—	$74	$—	$—	$74
Total investment securities held to maturity	$—	$74	$—	$—	$74

Available for Sale:
Securities of government sponsored enterprises	$—	$—	$11,313	$—	$11,313
Mortgage backed securities	5,901	1,386	298	8,787	16,372
Collateralized mortgage obligations	566	243,425	—	—	243,991
Corporate securities	—	2,025	—	—	2,025
Municipal securities	125	1,164	4,289	28,030	33,608
Total investment securities available for sale	$6,592	$248,000	$15,900	$36,817	$307,309

Holdings of our investment securities decreased to $307.4 million at June 30, 2011, compared with holdings of $316.7 million at December 31, 2010.  Total investment securities as a percentage of total assets was 11.5% and 10.7% at June 30, 2011 and December 31, 2010, respectively.  Securities with a total market value of approximately $299.8 million and $308.7 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, our investment securities classified as held-to-maturity, which are carried at their amortized cost, decreased to $74,000, compared with $85,000 at December 31, 2010. Our investment securities classified as available-for-sale, which are stated at their fair market values, decreased to $307.3 million at June 30, 2011 from $316.6 million at December 31, 2010.

The following table shows the gross unrealized losses and fair value of our investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010:

As of June 30, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	6,749	(61)	1,614	(144)	8,363	(205)
Total investment securities available for sale	$6,749	$(61)	$1,614	$(144)	$8,363	$(205)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	27,650	(117)	—	—	27,650	(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available for sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1) The Company had no held to maturity investment securities with unrealized losses at June 30, 2011 and December 31, 2010.

At June 30, 2011, the total unrealized losses less than 12 months old totaled $61,000 and total unrealized losses more than 12 months old was $144,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old totaled $6.7 million at June 30, 2011 and the aggregate related fair market value of investment with unrealized losses more than 12 months old totaled $1.6 million for the same period.  As of December 31, 2010, unrealized losses less than 12 months old totaled $565,000 and unrealized losses more than 12 months old totaled $264,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $47.9 million at December 31, 2010, and the fair value of investments with unrealized losses greater than 12 months totaled $1.5 million for the same period.

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with ASC 320-10-65-1 and ASC 958-320 “Recognition and Presentation of Other-Than-Temporary Impairments”, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of investments (an “impairment indicator”). In evaluating whether an other-than-temporary impairment (“OTTI”) exists, the Company utilizes a systematic methodology that includes all documentation of the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are as follows:

•                  The Company first determines whether or not impairment has occurred.  A security is considered impaired if its fair value is less than its amortized cost basis.  If a debt security is impaired, the Company must assess whether it intends to sell the security (i.e., whether a decision to sell the security has been made). If the Company intends to sell the security, an OTTI is considered to have occurred.

•                  If the Company does not intend to sell the security (i.e., a decision to sell the security has not been made), the Company must then assess whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security.

•                  Even if the Company does not intend to sell the security, an OTTI has occurred if the Company does not expect to recover the entire amortized cost basis (i.e., there is a credit loss).  Under this analysis, the Company compares the present value of the cash flows expected to be collected to the amortized cost basis of the security.

•                  The Company may believe that impairment exists on securities when the fair value is below amortized cost but an impairment loss has not occurred due to the following reasons:

•                  The Company does not have any intent to sell any of the securities that are in an unrealized loss position.

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have unrealized loss positions before recovery.  The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, and junior subordinated debentures are easily accessible.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in unrealized loss positions.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads, and not by default risk.

As of June 30, 2011, the net unrealized gain in the investment portfolio was $6.0 million compared to $3.0 million in net unrealized gains at December 31, 2010.  The increase in unrealized gains can be attributed to securities that were purchased during the first quarter of 2011, when treasury rates and interest rate spreads were at high levels.  Since then, treasury rates and interest rates spread have fallen increasing the total value of investments purchased during the first quarter.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and reported at their outstanding principal balances net of any unearned income which consists of unamortized deferred fees and costs and premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Net loans, or total loans net allowance for losses on loans, decreased to $2.0 billion at June 30, 2011, compared with $2.3 billion at December 31, 2010.  Net loans as a percentage of total assets decreased to 73.7% at June 30, 2011, from 74.6% at December 31, 2010.  The decrease in net loans is attributable to the sale of problem loans throughout 2011 in addition to tighter underwriting standards which led to a reduction in overall loan originations.

The following table sets forth the amount of loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	June 30, 2011	December 31, 2010
Construction	$70,304	$72,258
Real estate secured	1,702,579	1,917,027
Commercial and industrial	299,160	326,419
Consumer	15,446	15,685
Gross loans(1)	2,087,489	2,331,389
Unearned Income	(4,773)	(4,765)
Gross loans, net of unearned income	2,082,716	2,326,624
Allowance for losses on loans	(110,995)	(110,953)
Net loans	$1,971,721	$2,215,671

Percentage breakdown of gross loans:
Construction	3.4%	3.1%
Real estate secured	81.6%	82.2%
Commercial and industrial	14.3%	14.0%
Consumer	0.7%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $66.4 million and $17.1 million at June 30, 2011 and December 31, 2010, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.7 billion at June 30, 2011 and $1.9 billion at December 31, 2010.  Real estate secured loans as a percentage of gross loans were 81.6% and 82.2% at June 30, 2011 and December 31, 2010, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding were only $42.6 million at June 30, 2011 and $47.6 million at December 31, 2010.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at June 30, 2011 decreased to $299.2 million, compared to $326.4 million at December 31, 2010.  Commercial and industrial loans as a percentage of gross loans were 14.3% at June 30, 2011 and 14.0% at December 31, 2010.

Consumer loans have historically represented less than 2% of our loan portfolio and more recently have fallen to less than 1% of gross loans.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. As of June 30, 2011, our volume of consumer loans decreased by $239,000 from the prior year end. At June 30, 2011, the balance of consumer loans totaled $15.4 million, or 0.7% of gross loans, compared to $15.7 million, or 0.7% of gross loans at December 31, 2010.

Construction loans represent less than 5% of our total loan portfolio at June 30, 2011. In response to the current real estate market, which has been experiencing a downward trend since mid-2007, and the material weakness we reported in our Annual Report on Form 10-K for the year ended December 31, 2010, we have applied stricter loan underwriting policies for all of our loans and in particular construction related loans. As a result, construction loans decreased slightly to $70.3 million, or 3.4% of gross loans, at the end of the second quarter of 2011, compared to $72.3 million, or 3.1% of gross loans at December 31, 2010.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or to provide permanent working capital.  We generally limit real estate loan maturities to five to eight years.  Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.  We generally seek diversification in our loan portfolio, and our borrowers are diverse as to their industries, locations, and their current and target markets.

A majority of the properties that are collateralized against our loans are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of June 30, 2011.  In addition, the table shows the distribution between loans with variable or floating interest rates and loans with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	June 30, 2011
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$70,304	$—	$—	$70,304
Real estate secured	1,120,419	565,358	16,802	1,702,579
Commercial and industrial	293,370	5,790	—	299,160
Consumer	14,145	1,301	—	15,446
Gross loans	$1,498,238	$572,449	$16,802	$2,087,489

Loans with variable interest rates	$1,260,760	$—	$—	$1,260,760
Loans with fixed interest rates	$237,478	$572,449	$16,802	$826,729

Non-performing Assets

Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, and other NPAs.  NPLs are reported at their outstanding principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. As of June 30, 2011, all of our troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. As such, no TDR loans were considered non-performing at June 30, 2011. Other NPAs consist of mainly other real estate owned (“OREO”).  The properties, which management intends to sell, were acquired through loan foreclosures or similar means.

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

Loans and OREO covered under the loss-sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively. Covered loans and covered OREO were recorded at their estimated fair values on June 26, 2009.

The following is a summary of total non-performing loans and OREO on the dates indicated:

Non-performing Assets and Restructured Loans
(Dollars in Thousands)

	June 30, 2011	December 31, 2010	June 30, 2010
Total non-accrual loans (Net of SBA guaranteed portions): (1)
Construction	$12,000	$—	$—
Real estate secured	62,839	67,576	78,432
Commercial and industrial	2,959	3,629	4,650
Consumer	144	27	34
Total non-performing loans	77,942	71,232	83,116

Loans 90 days or more past due and still accruing:
Construction	—	—	—
Real estate secured	—	—	1
Commercial and industrial	—	—	—
Consumer	—	—	—
Total	—	—	1

Total non-performing loans (2)	77,942	71,232	83,117

Repossessed vehicles	—	—	—
Other real estate owned	8,499	14,983	6,540
Total non-performing assets, net of SBA guarantee	$86,441	$86,215	$89,657

Performing troubled debt restructurings (3)	$32,253	$48,746	$53,097

Non-performing loans as a percentage of total loans	3.74%	3.06%	3.39%

(1) During the periods ended June 30, 2011, December 31, 2010, and June 30, 2010 no interest income related to these loans were included in interest income.

(2) Covered non-performing loan balances at June 30, 2011, December 31, 2010, and June 30, 2010 totaled $18.5 million, $10.4 million, and $18.8 million, respectively, and are included in the table above.

(3) Covered performing troubled debt restructurings at June 30, 2011, December 31, 2010, and June 30, 2010 totaled $10.0 million, $9.0 million, and $3.0 million, respectively and included in the table above.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection.  The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced changes in their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

As a result of the challenging economic conditions in the last few years, we saw deterioration in overall credit quality. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn in the housing sector and the transition to below-trend GDP growth has continued. However, management has taken proactive approach to disposing of non-performing and delinquent loans through note sales and OREO sales. Total NPLs, net of SBA guaranteed portion, increased to $77.9 million, or 3.74% of total loans at the end of the second quarter of 2011, compared with $71.2 million, or 3.06% of total loans at December 31, 2010.  However, NPLs for the second quarter of 2011 decreased when compared to $83.1 million in NPLs or 3.39% of total loans at the end of the second quarter of 2010.

The $6.7 million increase in NPLs from December 31, 2010 to June 30, 2011 was due to an increase in covered loan inflows to non-performing.  The entire $6.7 million increase in NPLs during the first six months of 2011 came from the covered loan portfolio, which is largely covered by the FDIC. Non-covered non-performing loans decreased $1.5 million from December 31, 2010 to June 30, 2011.  The $5.2 million reduction of NPLs from June 30, 2010 to June 30, 2011 was a result of aggressive sales of problem loans throughout 2010 and into 2011.

No interest income related to non-accrual loans was included in net income for the three and six months ended June 30, 2011. Additional interest income of approximately $1.8 million and $3.7 million would have been recorded during the three and six months ended June 30, 2011, respectively, if these loans had been paid in accordance with their original terms and had been outstanding or, if not outstanding throughout the period, since origination.

Management also believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of June 30, 2011.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowances through charges to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.  The provision for losses on loans and loan commitments is discussed in the section entitled “Provision for Loan Losses and Provision for Loan Commitments” above.

The allowance for loan losses is comprised of 2 components, specific valuation allowance or “SVA” (allowance on impaired loans that are individually evaluated) and general valuation allowance or “GVA” (loans that are evaluated as pools based on historical experience and also qualitative adjustments which are used to estimate losses not captured by historical experience).  Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends. Therefore, management performed a review of the historical loss rates used in GVA as well as the qualitative adjustment “QA” methodology due to the increased significance of GVA (including QA) when estimating losses in the current economic environment.

To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans, i.e. Homogeneous Loan. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented, if not implemented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable and the possibility of an undeterminable loss as some future date evident.

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for our GVA estimations. A QA matrix is also used to estimate losses not captured by historical experience.  For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net charge-offs for the second quarter of 2011 decreased to $14.0 million compared to $16.3 million for the second quarter of 2010. The net charge-offs for the second quarter of 2011 were mostly comprised of $11.9 million in real estate secured net loan charge-offs and $2.1 million in commercial and industrial loans net charge-offs. The annualized net charge-off rate for the second quarter of 2011 was 2.54%.  Net charge-offs during the second quarter of 2010 were comprised of $12.9 million in real estate secured loans and $3.4 million in commercial and industrial loan net charge-offs. Annualized net charge-offs as a percentage of average total loans for the second quarter of 2010 was 2.79%.

The increase in total allowance for loan losses from June 30, 2010 to June 30, 2011 is primarily due to the high level of charge-off experienced during the fourth quarter of 2010 and first quarter of 2011.  The increase in charge-offs for those quarters increased the Company’s historical loss rates, which drove up the general valuation portion of our allowance. Total allowance for loan losses increased to $111.0 million at June 30, 2011, from $91.4 million at June 30, 2010.  Allowance coverage of total loans (gross loans, net of unearned income) also increased from 3.72% at June 30, 2010 to 5.33% at June 30, 2011.

Although management believes our allowance for loan losses at June 30, 2011 was adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Information on impaired loans is listed in the following table for June 30, 2011 and December 31, 2010:

	Unpaid Principal Balances For The Quarter Ended
(Dollars in Thousands)	June 30, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$34,489	$77,076
With Charge-Offs	38,994	50,008
Without Specific Reserves
Without Charge-Offs	27,154	19,692
With Charge-Offs	112,653	60,225
Total Impaired Loans	213,290	207,001
Allowance on Impaired Loans	(11,043)	(14,031)
Impaired Loans Net of Allowance	$202,247	$192,970

Impaired Loans Average Balance	$214,450	$211,711

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance for losses on loans and loan commitments, and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
Balances:	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Allowance for loan losses:
Balances at beginning of period	$114,842	$79,576	$110,953	$62,130
Actual charge-offs: *
Real estate secured	12,028	12,864	52,066	17,237
Commercial and industrial	2,137	4,214	3,777	5,554
Consumer	9	80	28	195
Total charge-offs	14,174	17,158	55,871	22,986

Recoveries on loans previously charged off:
Real estate secured	160	13	269	24
Commercial and industrial	20	795	692	1,263
Consumer	24	64	29	98
Total recoveries	204	872	990	1,385

Net loan charge-offs	13,970	16,286	54,881	21,601

FDIC Indemnification	—	(3,140)	—	2,691
Provision for losses on loan and loan commitments	10,123	31,269	54,923	48,199
Balances at end of period	$110,995	$91,419	$110,995	$91,419
Allowance for loan commitments:
Balances at beginning of year	$3,926	$2,585	$3,926	$2,515
Provision for losses on loan commitments	177	931	177	1,001
Balance at end of period	$4,103	$3,516	$4,103	$3,516

Ratios:
Net loan charge-offs to average total loans (annualized)	2.54%	2.79%	4.84%	1.77%
Allowance for loan losses to total loans, net of unearned income at end of period	5.33%	3.72%	5.32%	3.72%
Net loan charge-offs to allowance for loan losses at end of period	12.59%	17.81%	49.44%	23.63%
Net loan charge-offs to provision for losses on loans and loan commitments	135.63%	50.58%	99.60%	43.90%

* Charge-off amount for the three months ended June 30, 2011 includes net charge-offs of covered loans amounting to -$31,000, which represents gross covered loan charge-offs of $991,000 less FDIC receivable portions totaling $1.0 million.

* Charge-off amount for the six months ended June 30, 2011 includes net charge-offs of covered loans amounting to $629,000, which represents gross covered loan charge-offs of $3.6 million less FDIC receivable portions totaling $3.0 million.

Impairment balances with specific reserve and those without specific reserves at June 30, 2011 and December 31, 2010 are listed in the following table by loan type:

	June 30, 2011			December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$3,457	$170	$3,457	$9,985	$1,112	$9,985
Carwash	7,355	1,164	7,355	20,580	2,197	20,626
Hotel/Motel	890	299	892	16,669	323	18,295
Land	1,281	338	1,281	2,211	433	2,212
Other	23,909	2,014	23,970	33,713	909	33,499
Residential Real Estate	450	16	450	2,773	142	2,777
Construction	—	—	—	—	—	—
SBA Real Estate	21,944	643	21,988	21,687	590	21,766
SBA Commercial	9,208	1,930	9,358	10,379	2,115	10,663
Commercial	4,852	4,332	5,085	9,087	6,210	9,472
Consumer/Other	137	137	145	—	—	—
Total With Related Allowance	73,483	11,043	73,981	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	$14,718	$—	$14,733	8,942	—	8,961
Carwash	17,535	—	17,541	6,119	—	6,123
Hotel/Motel	26,062	—	26,553	2,441	—	2,443
Land	4,719	—	4,719	16,066	—	16,066
Other	30,865	—	30,918	23,148	—	24,451
Residential Real Estate	2,007	—	2,007	4,790	—	4,816
Construction	15,000	—	15,000	—	—	—
SBA Real Estate	22,523	—	22,591	17,260	—	18,181
SBA Commercial	4,570	—	4,584	651	—	871
Commercial	1,808	—	1,823	500	—	503
Consumer/Other	—	—	—	—	—	—
Total Without Related Allowance	139,807	—	140,469	79,917	—	82,415
Total	$213,290	$11,043	$214,450	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due at June 30, 2011 and December 31, 2010 are presented in the following table by loan type:

	June 30, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$1,961	$—	$5,996	$7,957
Carwash	6,223	673	12,743	19,639
Hotel/Motel	—	863	7,698	8,561
Land	—	2,027	2,440	4,467
Other	4,430	5,680	18,683	28,793
Residential Real Estate	642	146	1,812	2,600
Construction	316	12,548	12,000	24,864
SBA Real Estate	1,816	79	2,787	4,682
SBA Commercial	602	938	628	2,168
Commercial	1,795	1,550	1,554	4,899
Consumer/Other	59	258	159	476
Total	$17,844	$24,762	$66,500	$109,106
Non-Accrual Loans Listed Above	$2,758	$6,941	$66,500	$76,198

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	23,492	22,231	42,657	88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at June 30, 2011 and December 31, 2010 are presented in the following table by loan type:

	June 30, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$1,237	$18,977	$3,983	$24,197
Carwash	6,091	15,203	2,259	23,553
Hotel/Motel	30,540	23,469	837	54,846
Land	6,220	581	4,166	10,967
Other	86,226	70,167	8,717	165,110
Residential Real Estate	4,362	1,397	1,211	6,970
Construction	12,864	14,942	—	27,806
SBA Real Estate	2,075	9,304	1,151	12,530
SBA Commercial	753	4,336	309	5,398
Commercial	18,315	16,702	532	35,549
Consumer/Other	205	573	8	786
Total	$168,888	$175,651	$23,173	$367,712

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in Thousands)
	June 30, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$6,118	$70,304	8.70%	$7,262	$72,258	10.05%
Real estate secured	80,497	1,702,579	4.73%	76,207	1,917,027	3.98%
Commercial and industrial	24,073	299,160	8.05%	27,303	326,419	8.36%
Consumer	307	15,446	1.99%	181	15,685	1.15%
Total allowance	$110,995	$2,087,489	5.32%	$110,953	$2,331,389	4.76%

The following tables show the roll-forward and breakdown by loan type of the allowance for loan losses for the quarters ended June 30, 2011 and December 31, 2010:

June 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$3,306	$4,626	$14,044	$2,634	$50,667	$2,571	$8,716	$1,690	$5,161	$21,224	$203	$114,842
Total Charge-Off	2,899	633	1,586	243	2,215	949	3,000	503	709	1,428	9	14,174
Total recoveries	—	—	—	—	(3)	1	—	162	40	(20)	24	204
Provision For Loan Losses	4,839	1,694	(248)	28	2,494	668	402	352	99	(294)	89	10,123
Balance At Quarter End	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
Provision For Loan Losses	2,996	2,519	22,555	5,083	36,495	433	6,403	(2,297)	1,379	7,226	(191)	82,601
Balance At Quarter End	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

The tables below present the breakdown of allowance by specific valuation and general valuation allowance at June 30, 2011 and December 31, 2010:

June 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other*	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$12,719	$14,925	$17,510	$4,748	$38,094	$1,959	$12,000	$4,126	$2,269	$4,869	$137	$113,356
Specific Allowance	$170	$1,164	$299	$338	$2,014	$16	$—	$643	$1,930	$4,332	$137	$11,043
Loss Coverage Ratio	1.34%	7.80%	1.71%	7.12%	5.29%	0.82%	0.00%	15.58%	85.06%	88.97%	100.00%	9.74%

Non-Impaired Loans	$106,717	$54,092	$147,221	$21,623	$1,096,754	$82,609	$58,304	$99,482	$35,387	$256,635	$15,309	$1,974,133
General Valuation Allowance	$5,076	$4,523	$11,911	$2,081	$48,929	$2,275	$6,118	$1,058	$2,661	$15,150	$170	$99,952
Loss Coverage Ratio	4.76%	8.36%	8.09%	9.62%	4.46%	2.75%	10.49%	1.06%	7.52%	5.90%	1.11%	5.06%

Gross Loans	$119,436	$69,017	$164,731	$26,371	$1,134,848	$84,568	$70,304	$103,608	$37,656	$261,504	$15,446	$2,087,489
Total Allowance For Loan Losses	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995
Loss Coverage Ratio	4.39%	8.24%	7.41%	9.17%	4.49%	2.71%	8.70%	1.64%	12.19%	7.45%	1.99%	5.32%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2011:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB advances	$110,792	$—	$—	$—	$—	$110,792
Junior subordinated debentures	738	10,705	—	77,321	—	88,764
Operating leases	3,584	6,320	4,582	4,397	—	18,883
Unrecognized tax benefit	—	—	—	—	657	657
Time deposits	553,089	463,528	19	—	—	1,016,636
Total	$668,203	$480,553	$4,601	$87,718	$657	$1,235,732

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheet.

At June 30, 2011 and December 31, 2010, we had commitments to extend credit of $262.2 million and $267.8 million, respectively.  Obligations under standby letters of credit were $16.3 million and $15.8 million at June 30, 2011 and December 31, 2010, respectively, and our obligations under commercial letters of credit were $7.6 million and $5.4 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit Investments totaled $15.8 million at the end of the second quarter of 2011 compared to $12.0 million at the end of the fourth quarter of 2010.

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and, except for the class action lawsuit described in “Item 1. Legal Proceedings” of this report, which we are still evaluating with counsel as it is at a very preliminary stage, we do not believe the final disposition of all other claims will have a material adverse effect on our financial position or results of operations.

Deposits and Other Sources of Funds

Deposits are our primary source of funds. Total deposits decreased to $2.15 billion at June 30, 2011, compared with $2.46 billion at December 31, 2010.

Total non-time deposits at June 30, 2011 decreased to $1.15 billion, from $1.24 billion at December 31, 2010, and time deposits decreased to $1.01 billion at June 30, 2011 from $1.22 billion at December 31, 2010.

The decrease in deposits was primarily attributable to management’s planned reduction of higher cost money market and time deposits accounts and a push toward demand deposits in 2010 and 2011.  Other time deposits or time deposits under $100,000 also decreased to $360.8 million at June 30, 2011 compared to $518.6 million at December 31, 2010. Compared to December 31, 2010, all deposits except for savings accounts were reduced during the first six months of 2011. Total demand deposits decreased from $467.1 million at December 31, 2010 to $449.3 million at June 30, 2011.

The average rate that we paid on time deposits in denominations of $100,000 or more for the second quarter of 2011 decreased to 0.97% from 1.47% at the same period of the prior year. We plan to closely monitor interest rate trends and changes, and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits decreased from 1.43% for the quarter ended June 30, 2010 to 0.85% for the quarter ended June 30, 2011, a decrease of 58 basis points.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	June 30, 2011		December 31, 2010		June 30, 2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$459,296	0.00%	$465,191	0.00%	$415,761	0.00%
Savings	86,382	2.82%	81,267	2.89%	75,677	1.46%
Super NOW	22,724	0.35%	22,217	0.35%	22,019	0.47%
Money market	600,686	0.93%	738,538	0.91%	972,096	3.26%
Time deposits of $100,000 or more	654,647	0.97%	717,363	1.17%	751,094	1.47%
Other time deposits	374,346	1.11%	569,724	1.66%	702,866	2.01%
Total deposits	$2,198,081	0.85%	$2,594,300	1.04%	$2,939,513	1.43%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2011 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$342,575
Over three months through six months	76,155
Over six months through twelve months	168,558
Over twelve months	58,950
Total	$646,238

A number of clients carry deposit balances of more than 1% of our total deposits, but the California State Treasury was the only depositor that had a deposit balance representing more than 5% of our total deposits at June 30, 2011 and December 31, 2010.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  In the first six months of 2011, management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. We expect that interest rates will trend upward when the Federal Reserve Board starts increasing the federal funds rate and we do not expect to further decrease interest rates on our deposits. To improve our net interest margin as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix to keep our cost of funds down.

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

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	June 30, 2011	December 31, 2010
Balance at quarter end	$110,000	$135,000
Average balance during the quarter	$188,077	$122,228
Maximum amount outstanding at any month-end	$180,000	$242,000
Average interest rate during the quarter	1.07%	2.27%
Average interest rate at quarter-end	1.73%	2.03%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements.  Liquidity in a banking institution is required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and the credit needs of its customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held for sale, and securities available for sale.  Our liquid assets at June 30, 2011 and December 31, 2010, totaled $586.3 million and $532.3 million, respectively. Included in liquid assets are securities pledged to secured deposits totaling $299.8 million and $308.7 million, at June 30, 2011 and December 31, 2010, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 21.9% and 17.9% at June 30, 2011 and December 31, 2010, respectively.

Our primary sources of liquidity are derived from our core operating activities of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine liquidation of securities from the available-for-sale portfolio, and liquidation of loans held for sale.  Government programs, such as TLGP, may influence deposit behavior and ultimately our liquidity position. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of June 30, 2011, our borrowing capacity from the FHLB was $657.1 million and our outstanding balance was $110.0 million, or approximately 16.7% of our borrowing capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At June 30, 2011, availability of these lines totaled $89.3 million with no outstanding borrowings as of the date.

Capital Resources and Capital Adequacy Requirements

Historically, our primary source of capital has been internally generated operating income recorded as retained earnings.  In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risk.  We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt, or hybrid securities. In December of 2008, we received a Troubled Assets Relief Program or “TARP” investment from the U.S. Treasury in the amount of $62.2 million.

We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and mandate the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information regarding regulatory capital requirements.

In addition to the traditional regulatory capital requirements administered by federal banking agencies, the Bank is also subject to certain capital requirements pursuant to its MOU.  Under the MOU, the Bank must maintain a minimum Tier 1 leverage capital ratio of at least 10%.  At June 30, 2011, Wilshire State Bank had a Tier 1 leverage capital ratio of 12.12%.

As of June 30, 2011, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action.  The following table presents the regulatory standards for well-capitalized institutions compared to capital ratios as of the dates specified for the Company and the Bank:

Wilshire Bancorp, Inc.

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Company as of:
	Standards	Standards	June 30, 2011	December 31, 2010	June 30, 2010

Total capital to risk-weighted assets	N/A	N/A	19.10%	14.00%	15.17%
Tier I capital to risk-weighted assets	N/A	N/A	17.70%	12.61%	13.72%
Tier I capital to average assets	N/A	N/A	12.88%	9.18%	9.51%

Wilshire State Bank

	Regulatory Adequately- Capitalized	Regulatory Well- Capitalized	Actual ratios for the Bank as of:
	Standards	Standards	June 30, 2011	December 31, 2010	June 30, 2010

Total capital to risk-weighted assets	8%	10%	18.54%	13.72%	14.75%
Tier I capital to risk-weighted assets	4%	6%	17.14%	12.34%	13.30%
Tier I capital to average assets	4%	5%	12.50%	8.98%	9.23%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. It also includes the results of our public offering conducted in the second quarter of 2011.  In the public offering, the Company raised approximately $115.0 million in capital through the issuance of its common stock in a public offering.  After associated underwriting fees and costs, the net amount of capital to the Company was approximately $108.7 million.

As of June 30, 2011, the Company’s total Tier 1 capital (which includes our equity capital, plus portions of junior subordinated debentures, less goodwill and intangibles) was $352.4 million, compared with $285.6 million at December 31, 2010. At the Bank level, Tier 1 capital was $341.5 million at June 30, 2011, compared with $279.2 million at December 31, 2010.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued. As of the issue date of this report, the Company did not have any subsequent events to report.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing, and deposit taking activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Company’s Board delegates responsibility for market risk management to the Asset/Liability Management Committee, which reports monthly to the Board on activities related to market risk management.  As part of the management of our market risk, the Asset/Liability Management Committee may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

Interest rate risk management involves development, analysis, implementation, and monitoring of earnings to provide stable earnings and capital levels during periods of changing interest rates.  In the management of interest rate risk, we utilize monthly gap analysis and quarterly simulation modeling to determine the sensitivity of net interest income and economic value sensitivity of the balance sheet.  These techniques are complementary and are used together to provide a more accurate measurement of interest rate risk.

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

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.  As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and net portfolio value, or NPV, to interest rate changes.  The NPV is defined as the net present value of an institution’s existing assets, liabilities, and off-balance sheet instruments.  The simulation model captures all assets, liabilities, and off-balance sheet financial instruments and accounts for significant variables that are believed to be affected by interest rates.  These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and net portfolio value under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario.  The Asset/Liability Management Committee policy prescribes that for the worst possible rate-change scenario, the expected reduction of net interest income and NPV should not exceed 20% of the base net interest income and 25% of the base NPV, respectively.

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in an increase in our net interest margin and NPV. An increase in interest rates would be expected to have opposite effect. However, given the record low interest rate environment, an increase of 200 or 300 basis points or a decrease of 100, 200, or 300 basis points in interest rates will result in higher net interest margins, while the same interest rates scenarios will lower NPV as shown in our simulation measures below. If interest rates increase by 100 basis points, net interest margins would decline while NPV would increase.

Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and NPV, could vary substantially if different assumptions are used or actual experience differs from the historical experience on which they are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at June 30, 2011 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At June 30, 2011
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,347,211	$151,027	$572,449	$16,802	$2,087,489
Investment securities	3,953	2,639	248,074	52,717	307,383
Federal funds sold and cash equivalents	—	115,005	—	—	115,005
Total	$1,351,164	$268,671	$820,523	$69,519	$2,509,877

Interest-bearing liabilities:
Savings deposits	$87,782	$—	$—	$—	$87,782
Time deposits of $100,000 or more	342,575	244,713	58,950	—	646,238
Other time deposits	119,927	187,703	53,195	—	360,825
Other interest-bearing deposits	609,757	—	—	—	609,757
FHLB advances and other borrowings	40,000	70,000	—	—	110,000
Junior Subordinated Debenture	87,321	—	—	—	87,321
Total	$1,287,362	$502,416	$112,145	$—	$1,901,923

Interest rate sensitivity gap	$63,802	$(233,745)	$708,378	$69,519	$607,954
Cumulative interest rate sensitivity gap	$63,802	$(169,943)	$538,435	$607,954
Cumulative interest rate sensitivity gap ratio (based on total assets)	2.38%	-6.34%	20.08%	22.67%

The following table sets forth our estimated net interest income over a 12-month period and NPV based on the indicated changes in market interest rates as of June 30, 2011.  All assets presented in the table below are held-to-maturity or available-for-sale.  At June 30, 2011, we had no trading investment securities.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income (Next Twelve Months)	% Change	NPV (Net Portfolio Value)	% Change

+300	$112,429	4.94%	$337,669	-0.80%
+200	107,643	0.48%	339,091	-0.38%
+100	106,184	-0.88%	342,983	0.76%
0	107,132	—	340,400	—
- 100	109,509	2.22%	320,719	-5.78%
- 200	109,861	2.55%	302,271	-11.20%
- 300	109,712	2.41%	298,126	-12.42%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps, floors, and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 because of the material weakness described below.  In response to such material weakness, management has taken certain remedial actions and as a result of the implementation of such remedial actions as described in more detail below, management concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010.  Based on that evaluation, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective because certain control deficiencies that management identified, combined with the material adjustment to the Company’s allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constituted a material weakness in the Company’s internal control over financial reporting.  Management discovered a deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for certain loan originations and asset sales associated with the Company’s former senior marketing officer.  Specifically, these processes lacked effective supervision and oversight by the Company’s former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals, and sales were not properly executed or enforced.  In reports to our audit committee, it was noted that we had a significant deficiency in the operating effectiveness of our internal control over financial reporting due primarily to a failure to report to the Company’s accounting department on a timely basis subsequent events relating to changes in legal claims and loan classifications.

In order to remediate the material weakness, management has taken certain remedial actions designed to strengthen oversight of the Bank’s loan origination, internal loan review, underwriting, and renewal processes.  As part of such remedial measures, management restructured the Bank’s lending department by segregating personnel and responsibilities relating to loan production from personnel and responsibilities relating to loan underwriting processes, created a new position of Deputy Chief Credit Officer to monitor problem assets and credit risk management, and shifted management’s focus from marketing to credit quality control.  Management also created and adopted a loan sale policy that sets forth guidelines relating to (i) selection of notes for sale, (ii) purchaser qualifications, (iii) methods of accounting, and (iv) reporting requirements.

In addition to the steps taken above, management intends to continue remediation efforts by:

•                  continuing to review and monitor the material weakness and the effectiveness of remedial actions with the Company’s audit committee, internal audit staff, and senior management;

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

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings

On March 29, 2011, Wilshire Bancorp Inc., our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al.  The complaint arises out of the Company’s announcement that it had concluded an internal investigation in connection with the activities of its former senior marketing officer and implemented remedial procedures in response to that investigation.  The internal investigation was conducted by the Company’s audit committee with assistance of outside independent professional firms and the Company’s internal audit department, and was undertaken following questions from the FDIC regarding the loan files originated by that marketing officer and after the execution of a search warrant related to loan files involving the former officer, as well as to address activities of the former officer that had previously come to the attention of management. The scope of the Company’s internal investigation focused on loan-related and other business activities of the former senior marketing officer. As part of its investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for those loan originations and asset sales associated with the former officer.  Specifically, these processes lacked effective supervision and oversight by our former Chief Executive Officer.  Our former Chief Executive Officer, who was responsible for overseeing these matters, resigned following the reporting of these activities to our Board of Directors.

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

Additionally, in the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. We do not believe the final disposition of all other claims will have a material effect on our financial position or results of operations.

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

We recently conducted an internal investigation with the assistance of outside independent professional firms and our internal audit department.  As a result of the investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with our former senior marketing officer. Specifically, these processes lacked effective supervision and oversight by the former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals, and sales were not properly executed or enforced.  Following the fourth quarter of 2010, we conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010 and determined that these control deficiencies, combined with the material adjustment to Wilshire Bancorp’s allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constitute a material weakness in Wilshire Bancorp’s internal control over financial reporting, as described in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010.  In reports to our audit committee, it was noted that we had a significant deficiency in the operating effectiveness of our internal control over financial reporting due primarily to a failure to report to the Company’s accounting department on a timely basis subsequent events relating to changes in legal claims and loan classifications.

Although the Company has already implemented certain remediation measures designed to remediate the material weakness, and other efforts to remediate the material weakness are underway, the material weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.  This material weakness, and any difficulties encountered in implementing new or improved controls or remediation, could harm operating results, prevent us from accurately reporting our financial results, result in material misstatements in our financial statements, or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Select Market.  Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 or otherwise ineffective internal and disclosure controls could negatively affect our business, the price of our Common Stock, and market confidence in our reported financial information.

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

We are also subject to an MOU with the Federal Reserve Bank of San Francisco which requires us to take certain actions.

On June 29, 2011, we entered into an MOU with the holding company’s primary federal regulator, the Reserve Bank.  The MOU is designed to enhance our holding company’s ability to act as a source of strength to the Bank.  Under the MOU, we are required to obtain Reserve Bank approval before taking certain actions, such as declaring or paying any dividends; taking dividends or any other form of payment representing a reduction in capital from the bank; making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; directly or indirectly, incurring, increasing or guaranteeing any debt, and; directly or indirectly, purchasing or redeeming any shares of our stock.  Additionally, we agreed to comply with certain notice provisions when appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  We have taken action and intend to take such further action as may be necessary to comply with the requirements of the MOU.

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

At December 31, 2010, the Company had a total of $46.4 million in deferred tax assets, comprising $33.6 million in Federal deferred tax assets, and $12.8 million in State deferred tax assets. During the first quarter of 2011, the Company reviewed its deferred tax assets. Due to a decline in income for the past two quarters ending March 31, 2011, the Company’s cumulative three year historical income was reduced to where a valuation allowance on the deferred tax assets was required in the first quarter of 2011. As a result, the Company recorded net tax expenses of $38.1 million to reflect the creation of a valuation allowance on its deferred tax assets. The realization of our deferred tax assets is dependent upon whether there will be sufficient future taxable income to realize the deferred tax assets within the carryback or carry-forward period available under tax laws. If we do not record positive taxable income in the future, it is possible that the remaining deferred tax assets will not be realized. If, at any time, all or a portion of the remaining deferred tax assets are not expected to be realized, a further valuation allowance will be required to reduce the deferred tax asset balance, and such further valuation allowance would reduce net income in the period in which the valuation allowance is created.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.           (Removed & Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

3.1	Articles of Incorporation of Wilshire Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 15, 2011	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Reference Number	Item

3.1	Articles of Incorporation of Wilshire Bancorp, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2011.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows, for the six months ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.