Form 10-Q
period 2011-09-30
WILSHIRE BANCORP INC
filed 2011-11-08
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

The number of shares of Common Stock of the registrant outstanding at October 31, 2011 was 71,291,614.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS)

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$99,875	$68,530
Federal funds sold and other cash equivalents	150,005	130,005
Cash and cash equivalents	249,880	198,535

Securities available-for-sale, at fair value (amortized cost of $348 million and $314 million at September 30, 2011 and December 31, 2010, respectively)	356,148	316,622
Securities held-to-maturity, at amortized cost (fair value of $75 thousand and $89 thousand at September 30, 2011 and December 31, 2010, respectively)	70	85
Loans receivable (net of allowance for loan losses of $105 million and $111 million at September 30, 2011 and December 31, 2010, respectively)	1,816,392	2,198,574
Loans held for sale, at the lower of cost or market	70,652	17,098
Federal Home Loan Bank stock	16,276	18,531
Other real estate owned	9,284	14,983
Due from customers on acceptances	255	368
Cash surrender value of bank owned life insurance	19,735	18,662
Investment in affordable housing partnerships	33,147	28,186
Bank premises and equipment	13,053	13,330
Accrued interest receivable	7,739	10,581
Deferred income taxes	17,143	46,357
Servicing assets	9,052	7,331
Goodwill	6,675	6,675
Core deposits intangibles	1,402	1,645
FDIC loss-share indemnification	23,481	28,199
Other assets	30,334	44,763
TOTAL	$2,680,718	$2,970,525

LIABILITIES:
Deposits:
Non-interest bearing	$468,596	$467,067
Interest bearing:
Savings	92,027	83,205
Money market and NOW accounts	575,169	692,395
Time deposits of $100,000 or more	656,847	699,685
Other time deposits	356,875	518,588
Total deposits	2,149,514	2,460,940

Federal Home Loan Bank advances and other borrowings	110,000	158,011
Junior subordinated debentures	87,321	87,321
Accrued interest payable	2,728	4,092
Acceptances outstanding	255	368
Other liabilities	29,059	30,631
Total liabilities	2,378,877	2,741,363

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at September 30, 2011 and December 31, 2010	60,859	60,450
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 71,291,614 shares and 29,477,638 shares at September 30, 2011 and December 31, 2010, respectively	164,650	55,601
Accumulated other comprehensive income, net of tax	5,040	2,012
Retained earnings	71,292	111,099
Total shareholders’ equity	301,841	229,162

TOTAL	$2,680,718	$2,970,525

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INTEREST INCOME:
Interest and fees on loans	$28,966	$36,452	$93,195	$107,835
Interest on investment securities	1,651	2,804	5,790	13,175
Interest on federal funds sold	340	515	594	1,191
Total interest income	30,957	39,771	99,579	122,201

INTEREST EXPENSE:
Interest on deposits	4,461	8,688	14,235	30,338
Interest on FHLB advances and other borrowings	483	758	1,718	2,428
Interest on junior subordinated debentures	491	673	1,474	1,986
Total interest expense	5,435	10,119	17,427	34,752

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	25,522	29,652	82,152	87,449

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	2,500	18,000	57,600	67,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	23,022	11,652	24,552	20,249

NON-INTEREST INCOME:
Service charges on deposit accounts	3,189	3,071	9,418	9,510
Gain on sale of loans, net	2,143	2,723	4,453	4,203
Valuation of loans held for sale	(394)	—	(2,718)	—
Loan-related servicing fees	1,350	1,149	3,377	2,999
Gain on sale or call of securities	52	2,600	95	8,742
Other income	1,319	503	3,423	2,256
Total non-interest income	7,659	10,046	18,048	27,710

NON-INTEREST EXPENSES:
Salaries and employee benefits	6,827	7,458	21,397	21,857
Professional fees	2,310	960	4,782	3,347
Occupancy and equipment	1,899	1,921	5,933	6,048
Net loss on sale of OREO	1,682	557	3,159	663
Regulatory assessment fee	883	1,154	3,595	3,343
Data processing	710	702	2,195	2,029
Low income housing tax credit investment losses	551	276	1,983	1,078
Other operating expenses	3,605	1,745	9,500	7,231
Total non-interest expenses	18,467	14,773	52,544	45,596

INCOME (LOSS) BEFORE INCOME TAXES	12,214	6,925	(9,944)	2,363
INCOME TAX PROVISION (BENEFIT)	1,112	1,945	27,122	(2,268)
NET INCOME (LOSS)	11,102	4,980	(37,066)	4,631

Preferred stock cash dividend and accretion of preferred stock	916	908	2,741	2,717

NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$10,186	$4,072	(39,807)	$1,914

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.14	$0.14	$(0.79)	$0.06
Diluted	$0.14	$0.14	$(0.79)	$0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,291,614	29,486,734	50,459,623	29,486,255
Diluted	71,306,813	29,509,153	50,459,623	29,530,600

COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$—	$—	$1,477
Cash dividend declared per common share	$—	$—	$—	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2010	62,158	$59,931	29,415,657	$54,918	$326	$150,961	$266,136
Stock options exercised			71,077	98			98
Restricted stock granted			—				—
Restricted stock forfeited			—				—
Cash dividend declared
Common stock						(1,477)	(1,477)
Preferred stock						(2,331)	(2,331)
Share-based compensation expense				495			495
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		386				(386)	—
Comprehensive income:
Net Income						4,631	4,631
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)					(16)		(16)
Change in unrealized gain on securities available-for-sale (net of tax)					3,790		3,790
Comprehensive income							8,405
BALANCE—September 30, 2010	62,158	$60,317	29,486,734	$55,513	$4,100	$151,398	$271,328

BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Stock options exercised			1,760	5			5
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared
Common stock						—	—
Preferred stock						(2,332)	(2,332)
Share-based compensation expense				333			333
Tax benefit from stock options exercised							—
Accretion of discount on preferred stock		409				(409)	—
Comprehensive loss:
Net loss						(37,066)	(37,066)
Other comprehensive income:
Net change in unrealized gain on interest-only strips (net of tax)					16		16
Net change in unrealized gain on securities available-for-sale (net of tax)					3,012		3,012
Comprehensive loss							(34,038)
BALANCE—September 30, 2011	62,158	$60,859	71,291,614	$164,650	$5,040	$71,292	$301,841

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,066)	$4,631
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	3,669	4,531
Depreciation and amortization of Bank premises and equipment	1,684	1,588
Accretion of discount on acquired loans	(1,052)	(3,211)
Amortization of core deposit intangibles	244	276
Provision for losses on loans and loan commitments	57,600	67,200
Provision for other real estate owned	857	36
Deferred tax expense (benefit)	27,017	(12,014)
Loss on disposition of bank premises and equipment	27	9
Net realized gain on sale of loans held for sale	(4,453)	(4,203)
Valuation of loans held for sale	2,718	—
Proceeds from the sale of loans originated for sale	291,482	25,361
Origination of loans held for sale	(305,690)	(90,693)
Net realized gain on sale or call of available-for-sale securities	(95)	(8,742)
Loss on investment in affordable housing partnerships	1,983	1,078
Change in unrealized appreciation on serving assets	648	680
Net realized loss on sale of other real estate owned	3,159	663
Share-based compensation expense	333	495
Change in cash surrender value of life insurance	(453)	(473)
Servicing assets capitalization	(2,370)	(824)
Decrease in accrued interest receivable	2,843	2,427
Decrease (increase) in other assets	3,430	(27,346)
Decrease in accrued interest payable	(1,364)	(1,508)
Increase in other liabilities	6,887	19,620
Net cash provided by (used in) operating activities	52,038	(20,419)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	16	19
Purchase of securities available-for-sale	(140,849)	(553,054)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	102,946	847,513
Net decrease (increase) in loans receivable	176,494	(14,787)
Receipt of FDIC loss-share indemnification	8,501	14,524
Proceeds from sale of other loans, net of note financing	91,682	23,408
Proceeds from sale of other real estate owned	20,491	6,274
Purchases of investments in affordable housing partnerships	(7,957)	(3,548)
Purchases of bank premises and equipment	(600)	(718)
Purchases of bank owned life insurance	(619)	—
Redemption of Federal Home Loan Bank Stock	2,255	1,548
Net cash provided by investing activities	252,360	321,179

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$5	$98
Proceeds from issuance of additional stock under public offering, net of associated offering costs	108,711	—
Payment of cash dividend on common stock	—	(2,948)
Payment of cash dividend on preferred stock	(2,332)	(2,331)
Increase in Federal Home Loan Bank advances and other borrowings	170,000	65,475
Decrease in Federal Home Loan Bank advances and other borrowings	(218,011)	(165,929)
Tax benefit from exercise of stock option	—	2
Net decrease in deposits	(311,426)	(121,467)
Net cash used in financing activities	(253,053)	(227,100)

NET INCREASE IN CASH AND CASH EQUIVALENTS	51,345	73,660

CASH AND CASH EQUIVALENTS—Beginning of period	198,535	235,757
CASH AND CASH EQUIVALENTS—End of period	$249,880	$309,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,789	$36,260
Income taxes paid	$60	$16,509

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$19,343	$18,213
Note financing for sale of other loans	$21,656	$44,335
Loans transferred to held for sale from loans receivable	$150,029	$9,571
Loans transferred to loans receivable from held for sale	$13,622	$25,000
Other assets transferred to Bank premises and equipment	$834	$1,990
Common stock cash dividend declared, but not paid	$—	$—
Preferred stock cash dividend declared, but not paid	$388	$388
Shares issued to underwriters in lieu of associated underwriting fees	2,317,523	—

See accompanying notes to consolidated financial statements.	(Concluded)

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

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2011 and December 31, 2010, the statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and the related statements of shareholders’ equity and statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreements. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered assets are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered assets that become impaired increase the indemnification asset.  At September 30, 2011, the remaining FDIC indemnification balance was $23.5 million.  The remaining covered loan balance, net of discount, at September 30, 2011 was $176.9 million.

Note 4.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

ASC 820 “Fair Value Measurement and Disclosure,” provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an arm’s length transaction between market participants in the markets where the Company conducts business. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

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

The Company has adopted ASC 820-10 and we use the following methods and assumptions in estimating our fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

Securities available-for-sale — Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities”. Fair value measurements are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, and corporate debt securities. Our existing investment in available-for-sale security holdings as of September 30, 2011 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on Level 2 measurement inputs.

Collateral dependent impaired loans — A loan is considered to be impaired when it is probable that all of the principal and interest due under the original underwriting terms may not be collected. Fair value of collateral dependent loans are measured based on the fair value of the underlying collateral. The fair value is determined by management in part through the use of appraisals or by actual selling prices for loans that are under contract to sell. It is the Company’s policy to update appraisals on all collateral dependent impaired loans, at minimum, every six months.

We obtain appraisals for all loans that have been identified by management as non-performing or potentially non-performing at every month-end following such identification. Thereafter, the Company’s Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Once an appraisal has been received, if the updated appraisal value is less than the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy.

For any loan that has already been partially charged-off, there will be no change in the classification of that loan unless it satisfies our loan policy guidelines for returning a non-performing loan to a performing loan. The Company records impairments on all nonaccrual loans and troubled debt restructured loans based on the valuation methods above with the exception on homogenous loans.  These loans are assessed based on a homogenous pool of loans and the Company has established general reserves which are a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

Other real estate owned — Other real estate owned (“OREO”) consists principally of properties acquired through foreclosures. The fair value of OREO is recorded at the lower of carrying value of the loan or estimated fair value less selling costs.  Fair values are derived from third party appraisals less selling costs and written offers that have been accepted. Management periodically performs fair market valuations on OREO properties. Any subsequent declines in the fair values of the OREO properties after the date of transfer are recorded as write-downs of the assets.  In accordance with ASC 820-10, OREO properties recorded at fair value are presented based on their appraised values and are not adjusted for selling costs.  The Company records OREO as non-recurring with Level 3 measurement inputs.

Loans held for sale — Loans that are held for sale are reported at the lower of cost or fair value. Fair value is determined based on sales contracts and commitments and are recorded as non-recurring Level 3 measurement inputs.  The fair value of commercial real estate and commercial loans held for sale are determined by quoted prices in secondary markets or indications for similar transactions are deemed to be non-recurring Level 3 measurement inputs.

Servicing assets and interest-only strips — Small Business Administration (“SBA”) loan servicing assets and interest-only (“I/O”) strips represent the value associated with servicing SBA loans sold. The value for both servicing assets and I/O strips are determined through discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies SBA loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation of our financial assets and liabilities by ASC 820-10 fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$—	$—	$—	$—
Mortgage backed securities	15,434	—	15,434	—
Collateralized mortgage obligations	279,784	—	279,784	—
Corporate securities	26,497	—	26,497	—
Municipal securities	34,433	—	34,433	—
Servicing assets	9,052	—	—	9,052
Interest-only strips	577	—	—	577
Servicing liabilities	(370)	—	—	(370)

	Fair Value Measurements Using:
As of December 31, 2010	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$36,220	$—	$36,220	$—
Mortgage backed securities	18,907	—	18,907	—
Collateralized mortgage obligations	225,114	—	225,114	—
Corporate securities	2,021	—	2,021	—
Municipal securities	34,360	—	34,360	—
Servicing assets	7,331	—	—	7,331
Interest-only strips	615	—	—	615
Servicing liabilities	(393)	—	—	(393)

Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three and nine months ended September 30, 2011 and September 30, 2010:

(Dollars in Thousands)	At June 30, 2011	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,561	$(122)	$—	$613	$—	$9,052	$—
Interest-only strips	583	(14)	8	—	—	577	(299)
Servicing liabilities	(385)	10	—	5	—	(370)	—

(Dollars in Thousands)	At June 30, 2010	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,655	$(128)	$—	$514	$—	$7,041	$—
Interest-only strips	632	(18)	21	—	—	635	(284)
Servicing liabilities	(406)	7	—	—	—	(399)	—

(Dollars in Thousands)	At December 31, 2010	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30,2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(648)	$—	$2,369	$—	$9,052	$—
Interest-only strips	615	(65)	27	—	—	577	(299)
Servicing liabilities	(393)	36	—	(13)	—	(370)	—

(Dollars in Thousands)	At December 31, 2009	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(680)	$—	$823	$—	$7,041	$—
Interest-only strips	724	(61)	(28)	—	—	635	(284)
Servicing liabilities	(407)	8	—	—	—	(399)	—

The following tables represents the aggregated balance of assets measured at their estimated fair values on a non-recurring basis at September 30, 2011 and December 31, 2010, and the total losses resulting from these fair value adjustments for the three months ended September 30, 2011 and December 31, 2010:

As of September 30, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$82,260	$82,260	$6,152
OREO	—	—	10,721	10,721	407
Loans held for sale	—	—	35,901	35,901	9,040
Total	$—	$—	$128,882	$128,882	$15,599

As of December 31, 2010

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses in Net Income
Collateral dependent impaired loans	$—	$—	$110,879	$110,879	$5,706
OREO	—	—	19,955	19,955	1,766
Loans held for sale	—	—	2,140	2,140	1,647
Total	$—	$—	$132,974	$132,974	$9,119

The table below is a summary of fair value estimates as of September 30, 2011 and December 31, 2010, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20.

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$249,880	$249,880	$198,535	$198,535
Investment securities held-to-maturity	70	75	85	89
Loans receivable—net	1,816,392	1,816,064	2,198,574	2,196,000
Loans held for sale	70,652	71,192	17,098	18,221
Cash surrender value of life insurance	19,735	19,735	18,662	18,662
Federal Home Loan Bank stock	16,276	16,276	18,531	18,531
Accrued interest receivable	7,739	7,739	10,581	10,581
Due from customer on acceptances	255	255	368	368

Liabilities:
Noninterest-bearing deposits	$468,596	$468,596	$467,067	$467,067
Interest-bearing deposits	1,680,918	1,683,452	1,993,873	1,983,734
Junior subordinated debentures	87,321	87,321	87,321	87,321
Short-term Federal Home Loan Bank borrowings	110,000	110,321	135,000	136,519
Accrued interest payable	2,728	2,728	4,902	4,902
Acceptances outstanding	255	255	368	368

Note 5.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain (Loss)	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations	$70	$75	$5	$85	$89	$4
Total investment securities held-to-maturity	$70	$75	$5	$85	$89	$4

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$—	$35,953	$36,220	$267
Mortgage backed securities	14,619	15,434	815	18,129	18,907	778
Collateralized mortgage obligations	273,528	279,784	6,256	222,778	225,114	2,336
Corporate securities	26,791	26,497	(294)	2,000	2,021	21
Municipal securities	33,031	34,433	1,402	34,779	34,360	(419)
Total investment securities available-for-sale	$347,969	$356,148	$8,179	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at September 30, 2011:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations	$—	$70	$—	$—	$70
Total investment securities held-to-maturity	$—	$70	$—	$—	$70

Available-for-Sale:
Mortgage backed securities	$5,755	$1,233	$285	$8,161	$15,434
Collateralized mortgage obligations	18,273	261,511	—	—	279,784
Corporate securities	—	26,497	—	—	26,497
Municipal securities	—	1,171	5,180	28,082	34,433
Total investment securities available-for-sale	$24,028	$290,412	$5,465	$36,243	$356,148

The following table summarizes the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions, at September 30, 2011 and December 31, 2010:

As of September 30, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	12,647	(79)	—	—	12,647	(79)
Corporate securities	24,477	(314)	—	—	24,477	(314)
Municipal securities	—	—	1,694	(86)	1,694	(86)
Total investment securities available-for-sale	$37,124	$(393)	$1,694	$(86)	$38,818	$(479)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$27,650	$(117)	$—	$—	$27,650	$(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available-for-sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1)  The Company did not have any held-to-maturity investment securities with unrealized losses at September 30, 2011 and December 31, 2010.

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

Securities with market values of approximately $339.9 million and $308.7 million were pledged to secure public deposits or for other purposes required or permitted by law at September 30, 2011 and December 31, 2010, respectively.

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

Management determined that any individual unrealized loss as of September 30, 2011 did not represent an other-than-temporary impairment.  The unrealized losses on our government-sponsored enterprises (“GSE”) collateralized mortgage obligations (“CMOs”) was attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At September 30, 2011, we have the intent and ability to hold the securities in an unrealized loss position until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market.  As of September 30, 2011, we have the intent and ability to hold the securities in an unrealized loss position until the market values recover or the securities mature.

Note 6.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements, and as such, these loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below as of the periods indicated:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	September 30, 2011	December 31, 2010	September 30, 2010
Non-covered loans:
Construction	$58,988	$72,258	$70,808
Real estate secured	1,501,297	1,757,328	1,832,726
Commercial and industrial	244,248	276,739	308,277
Consumer	16,013	15,574	16,937
Gross loans	1,820,546	2,121,899	2,228,748
Unearned Income	(5,104)	(4,765)	(4,932)
Total loans	1,815,442	2,117,134	2,223,816
Allowance for losses on loans	(95,698)	(104,349)	(91,560)
Net loans	$1,719,744	$2,012,785	$2,132,256

Covered loans:
Construction	$—	$—	$—
Real estate secured	143,719	159,699	166,490
Commercial and industrial	33,103	49,680	53,613
Consumer	86	111	125
Gross loans	176,908	209,490	220,228
Allowance for losses on loans	(9,608)	(6,604)	(7,462)
Net loans	$167,300	$202,886	$212,766

Total loans:
Construction	$58,988	$72,258	$70,808
Real estate secured	1,645,016	1,917,027	1,999,216
Commercial and industrial	277,351	326,419	361,890
Consumer	16,099	15,685	17,062
Gross loans	1,997,454	2,331,389	2,448,976
Unearned Income	(5,104)	(4,765)	(4,932)
Total loans	1,992,350	2,326,624	2,444,044
Allowance for losses on loans	(105,306)	(110,953)	(99,022)
Net loans	$1,887,044	$2,215,671	$2,345,022

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer.

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

The following table represents the carrying value of SOP 03-3 and Non SOP 03-3 loans at September 30, 2011 and December 31, 2010:

(Dollars in Thousands)	September 30, 2011	December 31,2010

Non SOP 03-3 loans	$174,662	$203,701
SOP 03-3 loans	2,246	5,789
Total outstanding covered loan balance	176,908	209,490
Allowance related to these loans	(9,608)	(6,604)
Carrying amount, net of allowance	$167,300	$202,886

The following table represents for the periods indicated, the current balance of SOP 03-3 acquired loans for which it was probable at the time of acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	September 30, 2011	December 31, 2010

Breakdown of SOP 03-3 Loans
Real Estate loans	$1,913	$5,064
Commercial loans	$333	$725

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cashflows to be received at June 26, 2009.  The discount on acquired loans totaled $54.9 million at the time of the acquisition.  For the three and nine months ended September 30, 2011, discount accretion on acquired loans of $625 thousand and $1.8 million, respectively, were recorded as interest income and the remaining balance of discount on acquired loans is as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2011	September 30, 2011

Beginning balance of discount on loans	$10,020	$13,557
Discount accretion income recognized	(625)	(1,765)
Disposals related to charge-offs	(901)	(3,274)
Disposals related to loan sales	—	(24)
Carrying amount, net of allowance	$8,494	$8,494

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance for losses on loans and loan commitments, and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Losses on Loans and Loan Commitments

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balances:
Allowance for loan losses:
Balances at beginning of period	$110,995	$91,419	$110,953	$62,130
Actual charge-offs: *
Real estate secured	8,943	12,769	61,009	30,009
Commercial and industrial	3,357	1,539	7,134	7,094
Consumer	217	33	245	224
Total charge-offs	12,517	14,341	68,388	37,327

Recoveries on loans previously charged off:
Real estate secured	178	770	447	794
Commercial and industrial	3,446	179	4,138	1,442
Consumer	24	42	53	140
Total recoveries	3,648	991	4,638	2,376

Net loan charge-offs	8,869	13,350	63,750	34,951

FDIC Indemnification	—	2,954	—	5,645
Provision for loan losses	3,180	17,999	58,103	66,198
Balances at end of period	$105,306	$99,022	$105,306	$99,022
Allowance for loan commitments:
Balances at beginning of period	$4,103	$3,516	$3,926	$2,515
Provision for losses on loan commitments	(680)	(590)	(503)	411
Balance at end of period	$3,423	$2,926	$3,423	$2,926

Ratios:
Net loan charge-offs to average total loans, net of unearned income (annualized)	1.74%	2.16%	3.88%	1.90%
Allowance for loan losses to gross loans at end of period	5.27%	4.04%	5.27%	4.04%
Net loan charge-offs to allowance for loan losses at end of period	8.42%	13.48%	60.54%	35.30%
Net loan charge-offs to provision for losses on loans and loan commitments	354.76%	74.17%	110.68%	52.01%

* Charge-off amount for the three months ended September 30, 2011 includes net charge-offs of covered loans amounting to $820,000 which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portions totaling $1.1 million.

* Charge-off amount for the nine months ended September 30, 2011 includes net charge-offs of covered loans amounting to $1.4 million, which represents gross covered loan charge-offs of $5.4 million less FDIC receivable portions totaling $4.0 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$4,234	$58,988	7.18%	$7,262	$72,258	10.05%
Real estate secured	79,578	1,645,016	4.84%	76,207	1,917,027	3.98%
Commercial and industrial	21,309	277,351	7.68%	27,303	326,419	8.36%
Consumer	185	16,099	1.15%	181	15,685	1.15%
Total allowance	$105,306	$1,997,454	5.27%	$110,953	$2,331,389	4.76%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2011, recorded impaired loans (net of SBA guaranteed portions) totaled $84.2 million, of which $30.8 million had specific reserves of $10.2 million. At December 31, 2010, our recorded impaired loans (net of SBA guaranteed portions) totaled $120.0 million, of which $76.9 million had specific reserves of $14.0 million.  The decrease in impaired loans is attributable to charge-offs and note sale transactions in which impaired loans were sold during the first nine months of 2011.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for each loan type, except for certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  Based on a Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit, we also record a reserve for loan commitments.

To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans, i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable with the possibility of loss as some future date evident.

The total allowance for loan losses at September 30, 2011 was $105.3 million and was $111.0 million at December 31, 2010.  Allowance coverage of gross loans for the third quarter of 2011 was 5.27%, and was 4.76% for the fourth quarter of 2010.  General valuation allowance at September 30, 2011 totaled $95.1 million or 90.3% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $10.2 million or 9.7% of the total allowance. At December 31, 2010, general valuation allowance portion totaled $97.0 million or 87.3% of total allowance while specific reserve on impaired loan totaled $14.0 million or 12.7% of the total allowance for loan losses.

Impaired loans broken down by those with and without specific reserves are shown in the following table for September 30, 2011 and December 31, 2010:

	Unpaid Principal Balances For Quarter Ended
(Dollars in Thousands)	September 30, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$26,461	$77,076
With Charge-Offs	40,680	50,008
Without Specific Reserves
Without Charge-Offs	21,301	19,692
With Charge-Offs	74,217	60,225
Total Impaired Loans	162,659	207,001
Allowance on Impaired Loans	(10,240)	(14,031)
Impaired Loans Net of Allowance	$152,419	$192,970

Impaired Loans Average Balance	$163,282	$211,711

Impairment balances with specific reserves and those without specific reserves at September 30, 2011 and December 31, 2010 are listed in the following tables by loan type:

	September 30, 2011			December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$5,641	$918	$5,649	$9,985	$1,112	$9,985
Carwash	7,355	781	7,355	20,580	2,197	20,626
Hotel/Motel	890	23	891	16,669	323	18,295
Land	281	83	281	2,211	433	2,212
Other	20,647	2,173	20,731	33,713	909	33,499
Residential Real Estate	211	11	211	2,773	142	2,777
SBA Real Estate	18,627	621	18,686	21,687	590	21,766
SBA Commercial	8,853	1,634	9,057	10,379	2,115	10,663
Commercial	4,636	3,996	4,964	9,087	6,210	9,472
Total With Related Allowance	67,141	10,240	67,825	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	$12,509	$—	$12,529	$8,942	$—	$8,961
Carwash	6,490	—	6,516	6,119	—	6,123
Hotel/Motel	13,121	—	13,303	2,441	—	2,443
Land	5,719	—	5,719	16,066	—	16,066
Other	32,852	—	32,940	23,148	—	24,451
Residential Real Estate	2,433	—	2,433	4,790	—	4,816
Construction	316	—	474	—	—	—
SBA Real Estate	19,562	—	19,991	17,260	—	18,181
SBA Commercial	427	—	430	651	—	871
Commercial	2,089	—	1,122	500	—	503
Total Without Related Allowance	95,518	—	95,457	79,917	—	82,415
Total	$162,659	$10,240	$163,282	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due at September 30, 2011 and December 31, 2010 are presented in the following tables by loan type:

	September 30, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$—	$—	$5,213	$5,213
Carwash	1,490	1,250	4,781	7,521
Hotel/Motel	—	—	3,810	3,810
Land	—	—	3,566	3,566
Other	1,230	2,450	19,723	23,403
Residential Real Estate	1,212	448	924	2,584
Construction	—	—	316	316
SBA Real Estate	1,447	592	1,323	3,362
SBA Commercial	1,158	170	396	1,724
Commercial	458	2,458	2,428	5,344
Total	$6,995	$7,368	$42,480	$56,843
Non-Accrual Loans Listed Above	$2,278	$4,220	$42,289	$48,786

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	$23,492	$22,231	$42,657	$88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at September 30, 2011 and December 31, 2010 are presented in the following tables by loan type:

	September 30, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$4,191	$14,970	$5,213	$24,374
Carwash	15,668	5,223	778	21,669
Hotel/Motel	24,555	8,231	3,220	36,006
Land	3,869	581	3,266	7,716
Other	94,108	74,542	7,835	176,485
Residential Real Estate	899	1,078	778	2,755
Construction	12,548	1,316	—	13,864
SBA Real Estate	2,394	7,992	958	11,344
SBA Commercial	777	3,552	34	4,363
Commercial	14,578	16,306	1,340	32,224
Consumer/Other	3	5	—	8
Total	$173,590	$133,796	$23,422	$330,808

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	—	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the quarter ended September 30, 2011 and December 31, 2010:

September 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995
Total Charge-Off	157	2,487	55	696	4,512	800	—	236	732	2,625	217	12,517
Total Recoveries	—	86	—	—	76	1	—	15	32	3,415	23	3,648
Provision For Loan Losses	478	3,308	(1,565)	(34)	2,999	2,399	(1,884)	261	(88)	(2,766)	72	3,180
Balance at Quarter End	$5,567	$6,594	$10,590	$1,689	$49,506	$3,891	$4,234	$1,741	$3,803	$17,506	$185	$105,306

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total Recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
Provision For Loan Losses	2,996	2,519	22,555	5,083	36,495	433	6,403	(2,297)	1,379	7,226	(191)	82,601
Balance at Quarter End	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

The tables below represent the breakdown of allowance by specific valuation and general valuation allowance at September 30, 2011 and December 31, 2010:

September 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$11,920	$6,942	$9,979	$3,847	$41,062	$1,497	$316	$4,607	$1,645	$5,954	$—	$87,769
Specific Allowance	$918	$781	$23	$83	$2,173	$11	$—	$621	$1,634	$3,996	$—	$10,240
Loss Coverage Ratio	7.70%	11.25%	0.23%	2.16%	5.29%	0.73%	0.00%	13.48%	99.33%	67.11%	0.00%	11.67%

Non-Impaired Loans	$108,539	$49,989	$133,916	$19,717	$1,050,007	$109,928	$58,671	$93,066	$32,905	$236,319	$16,628	$1,909,685
General Valuation Allowance	$4,649	$5,813	$10,567	$1,606	$47,333	$3,880	$4,234	$1,120	$2,169	$13,510	$185	$95,066
Loss Coverage Ratio	4.28%	11.63%	7.89%	8.15%	4.51%	3.53%	7.22%	1.20%	6.59%	5.72%	1.11%	4.98%

Gross Loans	$120,459	$56,931	$143,895	$23,564	$1,091,069	$111,425	$58,987	$97,673	$34,550	$242,273	$16,628	$1,997,454
Total Allowance For Loan Losses	$5,567	$6,594	$10,590	$1,689	$49,506	$3,891	$4,234	$1,741	$3,803	$17,506	$185	$105,306
Loss Coverage Ratio	4.62%	11.58%	7.36%	7.17%	4.54%	3.49%	7.18%	1.78%	11.01%	7.23%	1.11%	5.27%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands, Except per Share Data)	2011	2010	2011	2010
Numerator:
Net income (loss) available to common shareholders	$10,186	$4,072	$(39,807)	$1,914
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,291,614	29,486,734	50,459,623	29,486,255
Effect of dilutive securities:
Stock option dilution	15,199	22,419	—	44,345
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	71,306,813	29,509,153	50,459,623	29,530,600

Basic earnings (loss) per share	$0.14	$0.14	$(0.79)	$0.06

Diluted earnings (loss) per share	$0.14	$0.14	$(0.79)	$0.06

During the second quarter of 2011, the Company raised equity of approximately $108.7 million, net of fees and costs, through a public offering of its common stock.  As a result of the public offering, approximately 41.8 million additional shares of common stock were issued during the second quarter of 2011.  Consequently, the average weighted shares of common stock increased from 29.5 million shares for the quarter ended September 30, 2010 to 71.3 million shares for the quarter ended September 30, 2011. On a year to date basis, total average weighted shares increased from 29.5 million to 50.5 million for the same periods, respectively.

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

Small Business Administration Lending Services — The SBA department mainly provides customers with access to the SBA guaranteed lending program.

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

The following are the results of operations of the Company’s segments for the three and nine months ended September 30, 2011 and 2010 indicated below:

(Dollars in Thousands)	Three Months Ended September 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$23,029	$547	$1,946	$25,522
Less provision (recapture) for loan losses	764	(1,491)	3,227	2,500
Non-interest income	5,245	200	2,214	7,659
Non-interest expense	16,390	419	1,658	18,467
Income (loss) before income taxes	$11,120	$1,819	$(725)	$12,214
Total assets	$2,507,414	$35,104	$138,200	$2,680,718

(Dollars in Thousands)	Three Months Ended September 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$26,349	$790	$2,513	$29,652
Less provision for loan losses	16,402	1,598	—	18,000
Non-interest income	6,439	281	3,326	10,046
Non-interest expense	13,454	341	978	14,773
Income (loss) before income taxes	$2,932	$(868)	$4,861	$6,925
Total assets	$2,994,297	$51,606	$186,782	$3,232,685

(Dollars in Thousands)	Nine Months Ended September 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$72,865	$1,841	$7,446	$82,152
Less provision (recapture) for loan losses	54,517	(850)	3,933	57,600
Non-interest income	5,446	686	11,916	18,048
Non-interest expense	45,963	1,144	5,437	52,544
Income (loss) before income taxes	$(22,169)	$2,233	$9,992	$(9,944)
Total assets	$2,507,414	$35,104	$138,200	$2,680,718

(Dollars in Thousands)	Nine Months Ended September 30, 2010
Business Segments	Operations	TFS	SBA	Company
Net interest income	$77,801	$2,024	$7,624	$87,449
Less provision for loan losses	60,573	1,067	5,560	67,200
Non-interest income	20,982	789	5,939	27,710
Non-interest expense	41,693	1,247	2,656	45,596
Income (loss) before income taxes	$(3,483)	$499	$5,347	$2,363
Total assets	$2,994,297	$51,606	$186,782	$3,232,685

Note 9.   Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

Commitments at September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Commitments to extend credit	$262,304	$257,801
Standby letters of credit	15,989	15,780
Commercial letters of credit	5,138	5,443
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	10,998	11,955
Operating lease commitments	17,987	19,938

On March 29, 2011, Wilshire Bancorp Inc., our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al. The purported class action complaint alleges, among other things, that the defendants made false and/or misleading statements and/or failed to disclose that Wilshire Bancorp had deficiencies in its underwriting, origination, and renewal processes and procedures; was not adhering to its underwriting policies; lacked adequate internal and financial controls; and, as a result, its financial statements were materially false and misleading.  Management cannot estimate losses from this legal claim at this time, as the proceeding is at a preliminary stage, and we are in the process of evaluating the merits of the claims with our counsel at this time. We have reviewed all other legal claims against us with counsel and, except for the class action lawsuit described above, we do not believe the final disposition of all other claims will have a material effect on our financial position or results of operations.

The Securities and Exchange Commission previously informally inquired as to information regarding the internal investigation of the activities of a former employee and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

Note 10. Income Tax Provision

For the third quarter of 2011, we had income tax provision of $1.1 million on a pretax income of $12.2 million, representing an effective tax rate of 9.1%, compared with an income tax provision of $1.9 million on pretax income of $6.9 million, representing an effective tax rate of 28.1% for the same quarter in 2010. The tax provision of $1.1 million is primarily attributable to a $900 thousand reduction in tax expense from a deferred tax valuation change that was impacted by an increase in fair market value of available-for-sale securities and a $2 million tax expense that resulted from a reduction in benefits the Company would receive in the future based on the carryback of future taxable losses. The $2 million tax expense is the direct result of the changes in projected potential tax refunds from 2010 and 2011 net operating loss carryback. As of March 31, 2011, the Company projected that the potential tax refunds would be $19.1 million, but the projected tax refunds have decreased to $17.1 million as of September 30, 2011.  As a result, the deferred tax valuation allowance was increased resulting in a net income tax provision of $1.1 million with an effective tax rate of 9.1%.

For the first nine months of 2011, we recorded an income tax provision of $27.1 million on a pretax loss of $9.9 million, representing an effective tax rate of 272.8%, compared to a tax benefit of $2.3 million on pretax income of $2.4 million, which resulted in an effective tax rate of 96.0% for the same period in 2010.  The tax provision for the first nine months of 2011 includes tax expenses that resulted from the deferred tax assets valuation allowance in addition to tax benefits from our market valuation of available-for-sale investment securities.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position, represented significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was necessary at March 31, 2011.

During the third quarter of 2011, the Company earned pretax income of $12.2 million. As a result of the income earned, the amount of benefit we would receive in the future based on the carryback of future taxable losses against prior years’ taxable income was reduced by $2.0 million from $19.1 million at June 30, 2011, to $17.1 million at September 30, 2011. To the extent taxable income varies from book income in a given quarter, valuation allowance modifications may be required that could result in a reduction or increase to the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

Note 11. Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of this pronouncement does not have a material impact on the Company’s consolidated financial statements.

In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the provisions of ASU No. 2011-04, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the provisions of ASU No. 2011-05, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other”, which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the provisions of ASU No. 2011-08, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the nine months ended September 30, 2011 and September 30, 2010, financial condition as of September 30, 2011 and December 31, 2010, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

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

•                  We are subject to significant government regulation and legislation that may increase the cost of doing business and inhibit our ability to compete, including the unexpected impact of the Dodd-Frank Wall Street Reform, Consumer Protection Act, and Basel III.

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

•                  We are subject to various regulatory requirements and certain supervisory actions by bank regulatory authorities. On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the California DFI and the FDIC.  On June 29, 2011, the Company entered into an MOU with the Federal Reserve Bank of San Francisco.  The MOUs could have a material adverse effect on our business, financial condition, and the market price of our Common Stock.  Lack of compliance could result in additional actions by regulators.

•                  We are subject to a pending class action lawsuit and to governmental inquiries, which could have a material adverse effect on our financial condition, results of operation, and the market price of our common stock.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended September 30, 2011, December 31, 2010, and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data) (unaudited)	2011	2010	2011	2010
Net income (loss) available to common shareholders	$10,186	$4,072	$(39,807)	$1,914
Net income (loss) per common share, basic	0.14	0.14	(0.79)	0.06
Net income (loss) per common share, diluted	0.14	0.14	(0.79)	0.06
Net interest income before provision for loan losses and loan commitments	25,522	29,652	82,152	87,449

Average balances:
Assets	2,687,448	3,348,434	2,785,893	3,413,486
Cash and cash equivalents	264,635	325,851	182,105	270,445
Investment securities	306,272	449,154	324,566	586,641
Net loans	1,926,310	2,372,428	2,071,142	2,366,651
Total deposits	2,154,234	2,810,176	2,221,761	2,878,455
Shareholders’ equity	298,323	274,845	249,743	274,536
Performance Ratios:
Annualized return on average assets	1.65%	0.59%	-1.77%	0.18%
Annualized return on average equity	14.89%	7.25%	-19.79%	2.25%
Net interest margin	4.23%	3.93%	4.39%	3.77%
Efficiency ratio	55.66%	37.21%	52.44%	39.59%
Capital Ratios:
Tier 1 capital to adjusted total assets	13.59%	10.01%	13.59%	10.01%
Tier 1 capital to risk-weighted assets	18.75%	14.10%	18.75%	14.10%
Total capital to risk-weighted assets	20.15%	15.56%	20.15%	15.56%

	September 30, 2011	December 31, 2010	September 30, 2010
Year to date balances as of:
Total assets	$2,680,718	$2,970,525	$3,232,685
Investment securities	356,218	316,707	367,524
Net loans, net of unearned income and allowance for loan losses	1,887,044	2,215,671	2,345,022
Total deposits	2,149,514	2,460,940	2,706,748
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	110,000	135,000	110,000
Total common equity	240,982	168,712	211,011

Asset Quality Ratios:
(net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	1.84%	12.12%	2.25%
Non-performing loans to gross loans	2.84%	3.06%	3.13%
Non-performing assets to total loans and other real estate owned	3.29%	3.68%	3.77%
Allowance for loan losses to gross loans	5.27%	4.76%	4.04%
Allowance for loan losses to non-performing loans	185.87%	155.76%	129.18%

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, New Jersey, and New York. In addition to our branch offices, we also have six loan production offices in Aurora, Colorado; Dallas, Texas; Houston, Texas; Annandale, Virginia, Atlanta, Georgia; and Fort Lee, New Jersey.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in greater detail in our 2010 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended September 30, 2011.

Recent Regulatory Developments

On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in the Bank’s most recent regulatory examination by the FDIC and the California DFI on January 10, 2011.  An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order.

Under the terms of the MOU, the Bank is required to take actions required by the MOU within certain specified time frames.  Some of the most significant requirements of the MOU require the Bank to reduce its classified assets, as specified by the FDIC (not covered by the FDIC loss-share agreements), as a percentage of Tier 1 leverage capital plus reserves to no more than 50% and to maintain a Tier 1 leverage capital ratio of at least 10%. The MOU will remain in effect until modified or terminated by the FDIC and the California DFI.  The MOU does not contain any monetary assessments or penalties.  During the third quarter of 2011, the Bank completed a visitation from the regulators, during which they recognized the significant improvements made by the Bank in many different aspects related to the MOU.  Visitations are customary for a bank operating under an MOU.

In addition to the MOU entered into between the Bank and the FDIC and the California DFI, the Company entered into an MOU with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) on June 29, 2011.  Under the terms of the MOU, the Company is required to take the certain actions within specified time frames.  The most significant provisions of the MOU require the Company to obtain approval from the Reserve Bank before taking certain specified actions related to dividends, trust preferred securities, stock repurchases, and changes related to senior management and the Board of Directors.

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the California DFI.

The Board of Directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance.  Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory agencies.

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

Net interest income before provision for losses on loans and loan commitments declined by $4.1 million or 13.93%, to $25.5 million for the third quarter of 2011, compared to $29.7 million for the third quarter of 2010. The decrease in net interest income was primarily attributable to the reduction in total average loans due to loan sales and a decline in originations since the third quarter of 2010. Net interest margin of 4.23% for the third quarter of 2011 was 30 basis points higher than net interest margin of 3.93% for the previous year’s same quarter.

Interest income decreased by $8.8 million, or 22.16%, to $31.0 million for third quarter of 2011, compared to $39.8 million for the third quarter of 2010.  The decrease in interest income was primarily due to a decrease in loans and investment securities in addition to a decline in investment yields.  Average net loan balances declined by $446.1 million to $1.9 billion for the third quarter of 2011, compared to $2.4 billion for the third quarter of 2010.  The decrease in average loans was a result of charge-offs, management’s strategy to sell problems loans in the second half of 2010 and into 2011, and the overall reduction in loan production in 2011, compared to 2010. The average balances of investment securities and federal funds sold also decreased from $676.9 million to $510.7 million from the third quarter of 2010 to 2011.  Yield on average net loans decreased to 6.01% for the third quarter of 2011, down from 6.15% for the third quarter of 2010. The decrease in loan yield was due the overall reduction in market yield and rates paid on loans since the third quarter of 2010.  Yield on total combined investment securities and other earning assets declined from 2.13% for the quarter ended September 30, 2010 to 1.74% for the quarter ended September 30, 2011, due to the reinvestment of called and matured securities at lower yields in addition to the increase in term Federal funds sold which yielded only 0.67% for the third quarter of 2011.

Total interest expense declined $4.7 million, or 46.29%, to $5.4 million for the third quarter of 2011 compared to $10.1 million for the third quarter of 2010. The average balance of our interest bearing liabilities also decreased $708.8 million to $1.9 billion for the third quarter of 2011, compared to $2.6 billion for the third quarter of 2010.  The decrease is attributable to management’s deleveraging strategy during the first half of 2011 to lower our overall cost of funds by reducing higher costing deposits.  Total cost of interest bearing liabilities decreased from 1.56% for the third quarter 2010 to 1.15% for the third quarter of 2011.  The decrease resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing time and money market deposits throughout 2011.

The following tables set forth, for the periods indicated, our average balance of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,926,310	$28,966	6.01%	$2,372,428	$36,452	6.15%
Securities of government sponsored enterprises	264,591	1,240	1.87%	403,962	2,337	2.31%
Other investment securities (2)	41,681	411	6.12%	45,192	468	6.73%
Federal funds sold	204,458	340	0.67%	227,706	514	0.90%
Total interest-earning assets	2,437,040	30,957	5.12%	3,049,288	39,771	5.26%
Total non-interest-earning assets	250,408			299,146
Total assets	$2,687,448			$3,348,434

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$570,176	$1,317	0.92%	$858,437	$2,506	1.17%
Super NOW deposits	23,657	21	0.36%	21,706	23	0.42%
Savings deposits	91,619	631	2.75%	78,848	590	2.99%
Time deposits of $100,000 or more	650,453	1,540	0.95%	743,966	2,455	1.32%
Other time deposits	357,289	952	1.07%	668,873	3,114	1.86%
FHLB borrowings and other borrowings	110,000	483	1.76%	140,156	758	2.16%
Junior subordinated debenture	87,321	491	2.25%	87,321	673	3.08%
Total interest-bearing liabilities	1,890,515	5,435	1.15%	2,599,307	10,119	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	461,040			438,346
Other liabilities	37,570			35,936
Total non-interest-bearing liabilities	498,610			474,282
Shareholders’ equity	298,323			274,845
Total liabilities and shareholders’ equity	$2,687,448			$3,348,434
Net interest income		$25,522			$29,652
Net interest spread (3)			3.97%			3.70%
Net interest margin (4)			4.23%			3.93%

(1)

Net loan fees are included in the calculation of interest income. Net loan fees were approximately $672,000 and $679,000 for the quarters ended September 30, 2011 and 2010, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)	Represents tax equivalent yields, non-tax equivalent yields for September 30, 2011 and September 30, 2010 were 3.94% and 4.14%, respectively.
(3)	Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,071,142	$93,195	6.00%	$2,366,651	$107,835	6.08%
Securities of government sponsored enterprises	286,644	4,619	2.15%	541,838	11,766	2.90%
Other investment securities (2)	37,922	1,171	6.56%	44,803	1,409	6.82%
Federal funds sold	122,084	594	0.65%	172,773	1,191	0.92%
Total interest-earning assets	2,517,792	99,579	5.31%	3,126,065	122,201	5.25%
Total non-interest-earning assets	268,101			287,421
Total assets	$2,785,893			$3,413,486

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$604,766	$4,128	0.91%	$928,498	$10,071	1.45%
Super NOW deposits	23,702	64	0.36%	22,066	78	0.47%
Savings deposits	87,786	1,839	2.79%	76,210	1,793	3.14%
Time deposits of $100,000 or more	660,156	4,817	0.97%	754,610	8,265	1.46%
Other time deposits	384,872	3,387	1.17%	682,422	10,131	1.98%
FHLB borrowings and other borrowings	182,794	1,718	1.25%	142,292	2,428	2.28%
Junior subordinated debenture	87,321	1,474	2.25%	87,321	1,986	3.03%
Total interest-bearing liabilities	2,031,397	17,427	1.14%	2,693,419	34,752	1.72%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	460,479			414,649
Other liabilities	44,274			30,882
Total non-interest-bearing liabilities	504,753			445,531
Shareholders’ equity	249,743			274,536
Total liabilities and shareholders’ equity	$2,785,893			$3,413,486
Net interest income		$82,152			$87,449
Net interest spread (3)			4.17%			3.53%
Net interest margin (4)			4.39%			3.77%

(1)

Net loan fees are included in the calculation of interest income. Net loan fees were approximately $2.5 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)	Represents tax equivalent yields, non-tax equivalent yields for September 30, 2011 and September 30, 2010 were 4.12% and 4.19%, respectively.
(3)	Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

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

Rate/Volume Analysis of Net Interest Income
(Dollars in Thousands)

	Three Months Ended September 30, 2011 vs. 2010 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2011 vs. 2010 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$(6,723)	$(763)	$(7,486)	$(13,312)	$(1,328)	$(14,640)
Securities of government sponsored enterprises	(707)	(389)	(1,096)	(4,618)	(2,529)	(7,147)
Other Investment securities	(35)	(22)	(57)	(213)	(25)	(238)
Federal funds sold	(49)	(126)	(175)	(298)	(299)	(597)
Total interest income	(7,514)	(1,300)	(8,814)	(18,441)	(4,181)	(22,622)

Interest expense:
Money market deposits	(733)	(457)	(1,190)	(2,880)	(3,063)	(5,943)
Super NOW deposits	2	(4)	(2)	5	(19)	(14)
Savings deposits	90	(49)	41	255	(209)	46
Time deposit of $100,000 or more	(282)	(632)	(914)	(940)	(2,508)	(3,448)
Other time deposits	(1,127)	(1,035)	(2,162)	(3,487)	(3,257)	(6,744)
FHLB advances and other borrowings	(147)	(128)	(275)	571	(1,281)	(710)
Junior subordinated debenture	—	(182)	(182)	—	(512)	(512)
Total interest expense	(2,197)	(2,487)	(4,684)	(6,476)	(10,849)	(17,325)
Change in net interest income	$(5,317)	$1,187	$(4,130)	$(11,965)	$6,668	$(5,297)

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

During the third quarter of 2011, we experienced an improvement in credit quality as reflected in our major credit metrics. The improvement in credit quality was largely a result of management’s strategy to sell problem loans through the second half of 2010 and into 2011. The third quarter of 2011 balances of non-performing loans, delinquent loans, TDR loans, charge-offs, impaired loans, and classified loans all declined from balances at the end of the third quarter of 2010 and the second quarter of 2011. We recorded a provision for losses on loans and loan commitments of $2.5 million during the third quarter of 2011, compared with provisions of $18.0 million for the prior year’s same quarter, which represents a decline of $15.5 million or 86.1%. The current quarter decrease in provision for losses on loans and loan commitments compared to the third quarter of 2010 was a result of the improvement in overall credit quality as well as a reduction in loan charge-offs.

Non-interest Income

Total non-interest income decreased to $7.7 million for the third quarter of 2011, compared with $10.0 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.3% for the third quarter of 2011 unchanged from third quarter of 2010. The decrease in non-interest income was primarily due to the decrease in gain on sale or call of securities. The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,189	41.6%	$3,071	30.6%
Gain on sale of loans, net	2,143	28.0%	2,723	27.1%
Loan-related servicing fees	1,350	17.6%	1,149	11.4%
Gain on sale or call of securities	52	0.7%	2,600	25.9%
Valuation of loans held for sale	(394)	-5.1%	—	0.0%
Other income	1,319	17.2%	503	5.0%
Total	$7,659	100.0%	$10,046	100.0%
Average assets	$2,687,448		$3,348,434
Non-interest income as a % of average assets		0.3%		0.3%

	For the Nine Months Ended September 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$9,418	52.2%	$9,510	34.3%
Gain on sale of loans, net	4,453	24.7%	4,203	15.2%
Loan-related servicing fees	3,377	18.7%	2,999	10.8%
Gain on sale or call of securities	95	0.5%	8,742	31.6%
Valuation of loans held for sale	(2,718)	-15.1%	—	0.0%
Other income	3,423	19.0%	2,256	8.1%
Total	$18,048	100.0%	$27,710	100.0%
Average assets	$2,785,893		$3,413,486
Non-interest income as a % of average assets		0.6%		0.8%

Our largest source of non-interest income for the third quarter of 2011 was service charges on deposit accounts, which represents 41.6% of our total non-interest income for the three months ended September 30, 2011, and 52.2% for the nine months ended September 30, 2011. Service charge income increased to $3.2 million for the third quarter of 2011, compared with $3.1 million for the prior year’s same period. Year-to-date service charges on deposits accounts slightly decreased to $9.4 million at September 30, 2011, from $9.5 million at September 30, 2010. The decrease in deposit service charge income was primarily due to a decrease in total deposits and a decline in fees from non-sufficient fund charges and analysis fee charges on our demand deposit accounts.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in our market for deposits.

Gain on sale of loans represents our second largest source of non-interest income and was $2.1 million for the third quarter of 2011 or 28.0% of total non-interest income, compared to gain on sale of loans totaling $2.7 million or 27.1% of non-interest income for the same period of the previous year.   Gain on the sale of loans for the first nine months of 2011 totaled $4.5 million or 24.7% of total non-interest income, an increase from $4.2 million or 15.2% for the first nine months of 2010.  Gain on sale of loans primarily consists of gains from SBA loan sales but also includes, to a lesser extent, net losses from problem commercial real estate and mortgage loan sales.  For the quarter ended September 30, 2011, gains on sale of SBA loans totaled $2.8 million, commercial real estate loans had net losses of $699,000, and gain on sale of mortgage loans totaled $78,000.  Year-to-date net gains on the sale of loans of $4.5 million at September 30, 2011, consists of $11.0 million in SBA gains, a net loss on sale of commercial real estate loans of $6.6 million, and gains from mortgage loan sales of $148,000.

Loan related servicing fees, our third largest source of non-interest income, totaled $1.4 million or 17.6% of total non-interest income for the third quarter of 2011, and $3.4 million or 18.7% of non-interest income for the nine months ended September 30, 2011.  These figures increased slightly from balances for the three and nine months ended September 30, 2010 which totaled $1.1 million and $3.0 million, respectively. Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our SBA department and the growth of our servicing loan portfolio, related fee income continues to increase.

Gain on sale or call of securities for the third quarter of 2011 totaled $52,000, which represented approximately 0.7% of our total non-interest income, compared to $2.6 million or 25.9% of non-interest income for the third quarter of 2010.  In the first nine months of 2011, gain on sale or call of securities was $95,000, or 0.5% of total non-interest income, a decrease from $8.7 million or 31.6% of non-interest income for the first nine months of 2010. There were no securities sales transactions during the first nine months of 2011, which is the primary reason for the decline for the three and nine months ended September 30, 2011, when compared to the three and nine months ended September 30, 2010. The 2011 gain on sale or call of securities recorded represents gains from securities that were called during the nine months ended September 30, 2011.

Valuation of loans held for sale is recorded on loans previously categorized as held for sale which were not sold in subsequent quarters. If the value of loans, or underlying properties, declines in value based on quoted prices or appraisals, a valuation allowance is recorded to reflect the reduction in value.  Valuation of loans held for sale was -$394,000 for the third quarter of 2011 which was -5.1% percent of total non-interest income. For the first nine months of 2011, valuation of held for sale loans was -$2.7 million, or -15.1% of non-interest income. There were no recorded valuations of loans held for sale during the three and nine months ended September 30, 2010.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, excess of insurance proceeds over carrying value of an insured loss, and other miscellaneous income.  For the third quarter of 2011, other non-interest income amounted to $1.3 million, compared with $503,000 in the prior year’s same period, and $3.4 million for the first nine months of 2011, compared to $2.3 million for the first nine months of 2010.  Other non-interest income as a percentage of total non-interest income was 17.2% and 5.0% for the quarters ended September 30, 2011 and September 30, 2010, respectively, and 19.0% and 8.1% for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Non-interest Expense

Total non-interest expenses increased to $18.5 million for the third quarter of 2011, from $14.8 million for the same period in 2010. Non-interest expenses as a percentage of average assets was 0.7% and 0.4% for the third quarter of 2011 and 2010, respectively.

Our efficiency ratio was 55.7% for the third quarter of 2011, compared with 37.2% for the third quarter of 2010. The efficiency ratio for the first nine months of 2011 was 52.4%, compared to 39.6% for the first nine months of 2010.  The increase in efficiency ratios for the three and nine months ended September 30, 2011, compared to the same periods of the previous year was due to a reduction in interest income as loan balances declined, in addition to the reduction in non-interest income due to the absence of gain on sale of securities in 2011. On the expense side, net loss on sale of OREO and other operating expenses for the three and nine months ended September 30, 2011 increased from the same periods of the previous year, also contributing toward the increase in efficiency ratio.  The following tables set forth the various components of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$6,827	37.0%	$7,458	50.5%
Professional fees	2,310	12.5%	960	6.5%
Occupancy and equipment	1,899	10.3%	1,921	13.0%
Net loss on sale of OREO	1,682	9.1%	577	3.9%
Regulatory assessment fee	883	4.8%	1,154	7.8%
Data processing	710	3.8%	702	4.7%
Low income housing tax credit investment losses	551	3.0%	276	1.9%
Advertising and promotional	404	2.2%	291	2.0%
Outsourced service for customer	228	1.2%	286	1.9%
Other operating expenses	2,973	16.1%	1,148	7.8%
Total	$18,467	100.0%	$14,773	100.0%
Average assets	$2,687,448		$3,348,434
Non-interest expense as a % of average assets		0.7%		0.4%

	For the Nine Months Ended September 30,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$21,397	40.7%	$21,857	47.9%
Professional fees	4,782	9.1%	3,347	7.3%
Occupancy and equipment	5,933	11.3%	6,048	13.3%
Net loss on sale of OREO	3,159	6.0%	663	1.5%
Regulatory assessment fee	3,595	6.8%	3,343	7.3%
Data processing	2,195	4.2%	2,029	4.4%
Low income housing tax credit investment losses	1,983	3.8%	1,078	2.4%
Advertising and promotional	891	1.7%	999	2.2%
Outsourced service for customer	685	1.3%	811	1.8%
Other operating expenses	7,924	15.1%	5,421	11.9%
Total	$52,544	100.0%	$45,596	100.0%
Average assets	$2,785,893		$3,413,486
Non-interest expense as a % of average assets		1.9%		1.3%

Salaries and employee benefits historically represented approximately half of our total non-interest expense but declined in recent quarters and represented 37.0% and 40.7% of total non-interest income for the three and nine months ended September 30, 2011, respectively.  Salaries and employee benefits totaled $6.8 million for the quarter ended September 30, 2011 compared with $7.5 million for the prior year’s same period. For the first nine months of 2011, salaries and employee benefits totaled $21.4 million, compared to $21.9 million in the first nine months of 2010. The number of full-time equivalent employees decreased from 413 at September 30, 2010 to 375 at September 30, 2011. The decrease in quarter to date salaries and employee benefits are primarily a result of employee layoffs that occurred during the first quarter of 2011. Although our total number of employees has declined, the decline in total assets has reduced our assets per employee ratio to $7.1 million at September 30, 2011 from $7.8 million at September 30, 2010.

Professional fees consist of legal, accounting, auditing, and consulting fees and represent the second largest non-interest expense item for the third quarter of 2011. These fees totaled $2.3 million for the third quarter of 2011 and $4.8 million for the first nine months of 2011, compared to $960,000 and $3.3 million for the same periods of the prior year, respectively. Professional fees represented 12.5% and 9.1% of total non-interest expense for the third quarter and first nine months of 2011, respectively, and 6.5% and 7.3% for the third quarter and first nine months of 2010, respectively. The increase in professional fees was largely a result of an increase in legal fees related to loan sales, foreclosures, and other issues related to non-performing and delinquent loans.

Occupancy and equipment expenses represented approximately 10.3% of our total non-interest expense for the quarter ended September 30, 2011 and 11.3% for nine months ended September 30, 2011. These expenses increased to $1.9 million for the third quarter of 2011, unchanged from the same period a year ago. On a year-to-date basis, occupancy expenses decreased from $6.0 million at September 30, 2010 to $5.9 million at September 30, 2011.  There were no significant changes to occupancy and equipment expenses for the quarter and nine month ended September 30, 2011, compared to the same prior year periods.

Net loss on sale of OREO totaled $1.7 million for the quarter ended September 30, 2011, or 9.1% of total non-interest expense.  Net loss on sale of OREO for the nine months ended September 30, 2011 totaled $3.2 million which represents 6.0% of total non-interest expense. Net loss on sale of OREO for the three and nine months ended September 30, 2010 totaled $577,000 and $663,000, respectively.  The increase in loss on sale of OREO from 2010 to 2011 is due to the increase in loan foreclosures to OREO and OREO sales transactions that resulted from the credit deterioration experienced in the loan portfolio during the second half of 2010 and into first half 2011.

Regulatory assessment fees represent FDIC insurance premium assessments. In the third quarter of 2011, these expenses totaled $883,000 or 4.8% of total non-interest expense, compared with $1.2 million or 7.8% of total non-interest expense for the prior year’s same period. Regulatory assessment fees for the nine months ended September 30, 2011 totaled $3.6 million or 6.8% of total non-interest expense, compared to $3.3 million or 7.3%, of total non-interest expense for the same period last year. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution’s average consolidated total assets less average tangible equity, whereas previously the calculation was based on total domestic deposits of an institution. The decline in regulatory assessment fees for the third quarter of 2011 compared to the third quarter of 2010 was due to the overall reduction in premium rates charged by the FDIC in addition to a decline in our total assets which reduced our assessment calculation base.

Data processing expenses increased slightly to $710,000 or 3.8% of total non-interest expense for the third quarter of 2011 from $702,000 or 4.8% for the same period a year ago.  For the first nine months of 2011, data processing expenses accounted for $2.2 million or 4.2% of total non-interest expense, compared to $2.0 million or 4.4% of total non-interest expense for the same period in 2010. Data processing expenses have increased as fees have gone up slightly since the third quarter of 2010.

Low income housing tax credit investment losses for the three and nine months ended September 30, 2011 totaled $551,000 and $2.0 million.  These same losses totaled $276,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively.  The increase in low income housing tax credit investment expense was a result of an increase in investments and estimated losses for the third quarter of 2011 compared to the same period of the previous year.

Advertising and promotional expenses increased to $404,000 for the third quarter of 2011, compared to $291,000 for the same period in 2010. These expenses decreased to $891,000 for the nine months ended September 30, 2011 from $1.0 million for the nine months ended September 30, 2010. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers, and deposit campaign promotions.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from customers’ deposit accounts.  These expenses decreased to $228,000 for the third quarter of 2011, compared with $286,000 for the prior year’s same period. The same expenses totaled $685,000 for the first nine months of 2011, compared with $811,000 for the first nine months of 2010.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, and other operating expenses totaled $3.0 million for the third quarter of 2011, compared with $1.1 million for the same period a year ago. For the first nine months of 2011, other non-interest expenses totaled $7.9 million, compared to $5.4 million for the first nine months of 2010.

Income Tax Provision

For the third quarter of 2011, we had income tax provision of $1.1 million on a pretax income of $12.2 million, representing an effective tax rate of 9.1%, compared with an income tax provision of $1.9 million on pretax net income of $6.9 million, representing an effective tax rate of 28.1% for the same quarter in 2010. The tax provision of $1.1 million is primarily attributable to a $900 thousand reduction in tax expense from a deferred tax valuation change that was impacted by an increase in fair market value of available-for-sale securities and a $2 million tax expense that resulted from a reduction in benefits the Company would receive in the future based on the carryback of future taxable losses. The $2 million tax expense is the direct result of the changes in projected potential tax refunds from 2010 and 2011 NOL carryback. As of March 31, 2011, the Company projected that the potential tax refunds would be $19.1 million, but the projected tax refunds has decreased to $17.1 million as of September 30, 2011.  As a result, the deferred tax valuation allowance was increased resulting in a net income tax provision of $1.1 million with an effective tax rate of 9.1%.

For the first nine months of 2011, we recorded an income tax provision of $27.1 million on a pretax loss of $9.9 million, representing an effective tax rate of 272.8%, compared to a tax benefit of $2.3 million on pretax income of $2.4 million, which resulted in an effective tax rate of 96.0% for the same period in 2010.  The tax provision for the first nine months of 2011 includes tax expenses that resulted from the deferred tax assets valuation allowance in addition to tax benefits from our market valuation of available-for-sale investment securities.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position, represented significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was necessary at March 31, 2011.

During the third quarter of 2011, the Company earned pretax income of $12.2 million. As a result of the income earned, the amount of benefit we would receive in the future based on the carryback of future taxable losses against prior years’ taxable income was reduced by $2.0 million from $19.1 million at June 30, 2011, to $17.1 million at September 30, 2011. To the extent taxable income varies from book income in a given quarter, valuation allowance modifications may be required that could result in a reduction or increase to the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more likely than not that the deferred tax asset will be utilized during the carry-forward period.

Goodwill

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently our three East Coast branches.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches’ estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

If required, the second step involves calculating an implied fair value of goodwill. This fair value amount is determined in a manner similar to the way goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess and a new basis is established for goodwill. An impairment loss cannot exceed the carrying value of goodwill.

During the third quarter of 2011, management performed an evaluation of goodwill related to the East Coast branches and concluded that there was no impairment of goodwill and that the fair value of the East Coast branches exceeded its carrying value as of September 30, 2011.  The determination was based on the Company’s goodwill impairment analysis, which was performed in accordance with ASC 350-20.  The Company performed step 1 of the goodwill impairment which indicated that the fair value of the East Coast branches exceeded the carrying value. However, certain assumptions used in step 1 of the goodwill impairment analysis had a degree of uncertainty as to future outcomes.  Some of these key assumptions used in step 1 of the analysis included: future growth assumptions of the East Coast branches, equity retention rates, and the estimated allowance for loan losses for the East Coast branches for future periods.

Management ran sensitivity stress tests on certain assumptions used in step 1 of the goodwill impairment analysis.  Although the fair value equity did not fall below the carrying value of equity at September 30, 2011, step 2 of the goodwill analysis was also performed in light of the recent market deterioration experienced during the third quarter of 2011 in which peer banks experienced sizable declines in market capitalization.  Step 2 of the impairment analysis also indicated that the implied value of goodwill for East Coast branches exceeded the carrying value. Therefore, management concluded that goodwill related to the East Coast branches was not impaired as of September 30, 2011, based on the results of the impairment analysis. The Company will continue to monitor the performance of the East Coast branches and perform an analysis for goodwill impairment on an annual basis, or more frequently, as needed.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell, and usually have maturities of less than 90 days. We buy or sell federal funds and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  As of September 30, 2011, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 82.9% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMOs”), guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 9.7% investment in municipal debt securities, and 7.4% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 11.2%, or $39.8 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 5.5%, or $19.7 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 0.4%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of September 30, 2011.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. There was no other-than-temporary-impairment in our investment portfolio during the third quarter of 2011. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $75,000, and $356.1 million, as of September 30, 2011.

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

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2011			As of December 31, 2010
	Amortized Cost	Market Value	Net Unrealized Gain (Loss)	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations	$70	$75	$5	$85	$89	$4
Total investment securities held-to-maturity	$70	$75	$5	$85	$89	$4

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$—	$35,953	$36,220	$267
Mortgage backed securities	14,619	15,434	815	18,129	18,907	778
Collateralized mortgage obligations	273,528	279,784	6,256	222,778	225,114	2,336
Corporate securities	26,791	26,497	(294)	2,000	2,021	21
Municipal securities	33,031	34,433	1,402	34,779	34,360	(419)
Total investment securities available-for-sale	$347,969	$356,148	$8,179	$313,639	$316,622	$2,983

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at September 30, 2011:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations	$—	$70	$—	$—	$70
Total investment securities held-to-maturity	$—	$70	$—	$—	$70

Available-for-Sale:
Mortgage backed securities	$5,755	$1,233	$285	$8,161	$15,434
Collateralized mortgage obligations	18,273	261,511	—	—	279,784
Corporate securities	—	26,497	—	—	26,497
Municipal securities	—	1,171	5,180	28,082	34,433
Total investment securities available-for-sale	$24,028	$290,412	$5,465	$36,243	$356,148

Holdings of our investment securities increased to $356.1 million at September 30, 2011, compared with holdings of $316.7 million at December 31, 2010.  Total investment securities as a percentage of total assets was 13.3% and 10.7% at September 30, 2011 and December 31, 2010, respectively.  Securities with a total market value of approximately $339.9 million and $308.7 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $70,000, compared with $85,000 at December 31, 2010. Our investment securities classified as available-for-sale, stated at fair market values, increased to $356.1 million at September 30, 2011, from $316.6 million at December 31, 2010.  The increase was a result of investment securities that were purchased during the third quarter of 2011.

The following table summarizes the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss positions, at September 30, 2011 and December 31, 2010:

As of September 30, 2011

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	12,647	(79)	—	—	12,647	(79)
Corporate securities	24,477	(314)	—	—	24,477	(314)
Municipal securities	—	—	1,694	(86)	1,694	(86)
Total investment securities available-for-sale	$37,124	$(393)	$1,694	$(86)	$38,818	$(479)

As of December 31, 2010

(Dollars in Thousands)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$27,650	$(117)	$—	$—	$27,650	$(117)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)
Total investment securities available-for-sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1)  The Company did not have any held-to-maturity investment securities with unrealized losses at September 30, 2011 and December 31, 2010.

At September 30, 2011, the total unrealized losses less than 12 months old totaled $393,000 and total unrealized losses more than 12 months old was $86,000.  The aggregate related fair value of investments with unrealized losses less than 12 months old totaled $37.1 million at September 30, 2011, and the aggregate related fair market value of investment with unrealized losses more than 12 months old totaled $1.7 million for the same period.  As of December 31, 2010, unrealized losses less than 12 months old totaled $565,000, and unrealized losses more than 12 months old totaled $264,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $47.9 million at December 31, 2010, and the fair value of investments with unrealized losses greater than 12 months totaled $1.5 million for the same period.

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

As of September 30, 2011, the net unrealized gain in the investment portfolio was $8.2 million, compared to $3.0 million in net unrealized gains at December 31, 2010.  The increase in unrealized gains can be attributed to securities that were purchased during the first and third quarter of 2011, when treasury rates and interest rate spreads were at high levels.  Since then, treasury rates and interest rates spread have fallen, increasing the total value of investments purchased in 2011.

Loan Portfolio

Total loans are the sum of loans receivable and loans held for sale and are reported at their outstanding principal balances net of any unearned income which consists of unamortized deferred fees and costs, premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for losses on loans (including loans held for sale), decreased to $1.9 billion at September 30, 2011, compared with $2.2 billion at December 31, 2010.  Net loans as a percentage of total assets decreased to 70.4% at September 30, 2011, from 74.6% at December 31, 2010.  The decrease in net loans is attributable to the sale of problem loans throughout 2011 in addition to tighter underwriting standards which led to a reduction in overall loan originations.

The following table sets forth the amount of  loans outstanding and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	September 30, 2011	December 31, 2010
Construction	$58,988	$72,258
Real estate secured	1,645,016	1,917,027
Commercial and industrial	277,351	326,419
Consumer	16,099	15,685
Gross loans(1)	1,997,454	2,331,389
Unearned Income	(5,104)	(4,765)
Gross loans, net of unearned income	1,992,350	2,326,624
Allowance for losses on loans	(105,306)	(110,953)
Net loans	$1,887,044	$2,215,671

Percentage breakdown of gross loans:
Construction	2.9%	3.1%
Real estate secured	82.4%	82.2%
Commercial and industrial	13.9%	14.0%
Consumer	0.8%	0.7%

(1) Includes loans held for sale, which are recorded at the lower of cost or market, of $70.7 million and $17.1 million at September 30, 2011 and December 31, 2010, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate or businesses thereon.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.6 billion at September 30, 2011 and $1.9 billion at December 31, 2010.  Real estate secured loans as a percentage of gross loans were 82.4% and 82.2% at September 30, 2011 and December 31, 2010, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding totaled $49.9 million at September 30, 2011 and $47.6 million at December 31, 2010.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at September 30, 2011 decreased to $277.4 million, compared to $326.4 million at December 31, 2010.  Commercial and industrial loans as a percentage of gross loans were 13.9% at September 30, 2011 and 14.0% at December 31, 2010.

Consumer loans have historically represented less than 2% of our loan portfolio and more recently have fallen to less than 1% of gross loans.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. As of September 30, 2011, our volume of consumer loans increased by $414 thousand from the prior year end. At September 30, 2011, the balance of consumer loans totaled $16.1 million, or 0.8% of gross loans, compared to $15.7 million, or 0.7% of gross loans at December 31, 2010.

Construction loans represent less than 5% of our total loan portfolio at September 30, 2011. In response to the current real estate market, which has experienced a downward trend since mid-2007, and the material weakness we reported in our Annual Report on Form 10-K for the year ended December 31, 2010, we have applied stricter loan underwriting policies for all of our loans and in particular construction related loans. As a result, construction loans decreased to $59.0 million, or 2.9% of gross loans, at the end of the third quarter of 2011, compared to $72.3 million, or 3.1% of gross loans at December 31, 2010.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or to provide permanent working capital.  We generally limit real estate loan maturities to five to eight years.  Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing.  We generally seek diversification in our loan portfolio, and our borrowers are diverse as to their industries, locations, and their target markets.

A majority of the properties that are collateralized against our loans are located in Southern California.  The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices.

The table below shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of September 30, 2011.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	September 30, 2011
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$58,988	$—	$—	$58,988
Real estate secured	1,126,213	498,206	20,597	1,645,016
Commercial and industrial	274,138	3,213	—	277,351
Consumer	14,861	1,238	—	16,099
Gross loans	$1,474,200	$502,657	$20,597	$1,997,454

Loans with variable interest rates	$1,217,476	$—	$—	$1,217,476
Loans with fixed interest rates	$256,724	$502,657	$20,597	$779,978

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. As of September 30, 2011, $14.0 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $7.0 million in TDR loans were classified as non-performing at September 30, 2011. As such, not all of our TDR loans are classified as non-performing. The OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means.

On June 26, 2009, we acquired substantially all the assets and assumed substantially all the liabilities of Mirae Bank from the FDIC.  We also entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition.  Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreements, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009.  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss sharing agreements are subject to our following servicing procedures and satisfying other conditions as specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries.

Loans and OREO covered under the loss-sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively. Covered loans and covered OREO were recorded at their estimated fair values on June 26, 2009.

The following is a summary of total non-performing loans and OREO on the dates indicated:

Non-performing Assets and Restructured Loans
(Dollars in Thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
Total non-accrual loans (Net of SBA guaranteed portions): (1)
Construction	$316	$—	$—
Real estate secured	52,776	67,576	70,008
Commercial and industrial	3,373	3,629	6,303
Consumer	—	27	37
Total non-performing loans	56,465	71,232	76,348

Loans 90 days or more past due and still accruing:
Commercial and industrial	190	—	304
Consumer	—	—	—
Total	190	—	304

Total non-performing loans (2)	56,655	71,232	76,652

Other real estate owned	9,284	14,983	15,996
Total non-performing assets, net of SBA guarantee	$65,939	$86,215	$92,648

Troubled debt restructurings (3)	$21,028	$48,746	$52,182

Non-performing loans as a percentage of total loans	2.84%	3.06%	3.14%

(1) During the periods ended September 30, 2011, December 31, 2010, and September 30, 2010, no interest income related to these loans was included in interest income.

(2) Covered non-performing loan balances at September 30, 2011, December 31, 2010, and September 30, 2010 were $16.9 million, $10.4 million, and $13,6 million, respectively, and are included in the table above.

(3) Covered troubled debt restructurings at September 30, 2011, December 31, 2010, and September 30, 2010 totaled $7.9 million, $9.0 million, and $2.2 million, respectively and are included in the table above.

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

As a result of the challenging economic conditions during the last few years, we experienced deterioration in credit quality throughout 2010 and into the first quarter of 2011. The general economic conditions in the United States as well as the local economies in which we do business have experienced a severe downturn as the housing sector and the transition to below-trend GDP growth has continued. However, management has taken a proactive approach to dispose of non-performing and delinquent loans through note sales and OREO sales. Total NPLs, net of SBA guaranteed portion, decreased to $56.7 million, or 2.84% of total loans at the end of the third quarter of 2011, compared with $71.2 million, or 3.06% of total loans at December 31, 2010 and $76.7 million or 3.14% of total loans at the at September 30, 2010. Total NPLs at September 30, 2011 and September 30, 2010, include accruing loans that were past due more than 90 days of $190 thousand and $304 thousand, respectively.

The $14.6 million decrease in NPLs from December 31, 2010 to September 30, 2011, and the $20.0 million decrease in NPLs from September 30, 2010 to September 30, 2011, was largely a result of the problem note sale transactions that took place during the second half of 2010 and the first nine months of 2011. The note sales consisted of both bulk sale transactions and loans that were sold individually.

Internal monitoring of problem loans has also improved at the Company with more focus on reviewing and tracking of current and potential problem loans.

No interest income related to non-accrual loans was included in net income for the three and nine months ended September 30, 2011. Additional interest income of approximately $812,000 and $4.5 million would have been recorded during the three and nine months ended September 30, 2011, respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

Management believes that the reserves provided for non-performing loans, together with the tangible collateral, were adequate as of September 30, 2011.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which is charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.  The provision for losses on loans and loan commitments is discussed in the previous section entitled “Provision for Loan Losses and Loan Commitments”.

The allowance for loan losses is comprised of two components, specific valuation allowance (“SVA”) or allowance on impaired loans that are individually evaluated, and general valuation allowance (“GVA”) or loans that are evaluated as pools based on historical experience and qualitative adjustments (“QA”) which are used to estimate losses not captured by historical experience.  Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the QA methodology due to the increased significance of GVA when estimating losses in the current economic environment.

To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but with collection or liquidation highly questionable with the possibility of loss as some future date evident.

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

Net loan charge-offs for the third quarter of 2011 decreased to $8.9 million, compared to $13.4 million for the third quarter of 2010. The net charge-offs for the third quarter of 2011 were mostly comprised of $8.8 million in real estate secured net loan charge-offs and $104,000 in commercial and industrial and consumer net loan charge-offs. The annualized net charge-offs to average total loans net of unearned income for the third quarter of 2011 was 1.74%.  Net charge-offs during the third quarter of 2010 were comprised of $12.0 million in real estate secured loans and $1.4 million in commercial and industrial and consumer loan net charge-offs. Annualized net charge-offs as a percentage of average total loans for the third quarter of 2010 was 2.16%.

The increase in total allowance for loan losses from September 30, 2010 to September 30, 2011 is primarily due to the high level of charge-offs experienced during the fourth quarter of 2010 and first quarter of 2011.  The increase in charge-offs for those quarters increased the Company’s historical loss rates, which drove up the general valuation portion of our allowance. Total allowance for loan losses increased to $105.3 million at September 30, 2011, from $99.0 million at September 30, 2010.  Allowance coverage of gross loans also increased from 4.04% at September 30, 2010 to 5.27% at September 30, 2011.

Although management believes our allowance for loan losses at September 30, 2011, is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

Information on impaired loans is listed in the following table for September 30, 2011 and December 31, 2010:

	Unpaid Principal Balances For The Quarter Ended
(Dollars in Thousands)	September 30, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$26,461	$77,076
With Charge-Offs	40,680	50,008
Without Specific Reserves
Without Charge-Offs	21,301	19,692
With Charge-Offs	74,217	60,225
Total Impaired Loans	162,659	207,001
Allowance on Impaired Loans	(10,240)	(14,031)
Impaired Loans Net of Allowance	$152,419	$192,970

Impaired Loans Average Balance	$163,282	$211,711

The table below summarizes for the periods indicated, changes in the allowance for losses on loans arising from loans charged-off, recoveries on loans previously charged-off, additions to the allowance for losses on loans and loan commitments, and certain ratios related to the allowance for losses on loans and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
Balances:	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Allowance for loan losses:
Balances at beginning of period	$110,995	$91,419	$110,953	$62,130
Actual charge-offs: *
Real estate secured	8,943	12,769	61,009	30,009
Commercial and industrial	3,357	1,539	7,134	7,094
Consumer	217	33	245	224
Total charge-offs	12,517	14,341	68,388	37,327

Recoveries on loans previously charged off:
Real estate secured	178	770	447	794
Commercial and industrial	3,446	179	4,138	1,442
Consumer	24	42	53	140
Total recoveries	3,648	991	4,638	2,376

Net loan charge-offs	8,869	13,350	63,750	34,951

FDIC Indemnification	—	2,954	—	5,645
Provision for loan losses	3,180	17,999	58,103	66,198
Balances at end of period	$105,306	$99,022	$105,306	$99,022
Allowance for loan commitments:
Balances at beginning of year	$4,103	$3,516	$3,926	$2,515
Provision for losses on loan commitments	(680)	(590)	(503)	411
Balance at end of period	$3,423	$2,926	$3,423	$2,926

Ratios:
Net loan charge-offs to average total loans (annualized)	1.74%	2.16%	3.88%	1.90%
Allowance for loan losses to gross loans at end of period	5.27%	4.04%	5.27%	4.04%
Net loan charge-offs to allowance for loan losses at end of period	8.42%	13.48%	60.54%	35.30%
Net loan charge-offs to provision for losses on loans and loan commitments	354.76%	74.17%	110.68%	52.01%

*     Charge-off amount for the three months ended September 30, 2011 includes net charge-offs of covered loans amounting to $820,000 which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portions totaling $1.1 million.

*     Charge-off amount for the nine months ended September 30, 2011 includes net charge-offs of covered loans amounting to $1.4 million, which represents gross covered loan charge-offs of $5.4 million less FDIC receivable portions totaling $4.0 million.

Impairment balances with specific reserve and those without specific reserves at September 30, 2011 and December 31, 2010 are listed in the following tables by loan type:

	September 30, 2011			December 31, 2010
	Unpaid			Unpaid
	Principal	Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$5,641	$918	$5,649	$9,985	$1,112	$9,985
Carwash	7,355	781	7,355	20,580	2,197	20,626
Hotel/Motel	890	23	891	16,669	323	18,295
Land	281	83	281	2,211	433	2,212
Other	20,647	2,173	20,731	33,713	909	33,499
Residential Real Estate	211	11	211	2,773	142	2,777
SBA Real Estate	18,627	621	18,686	21,687	590	21,766
SBA Commercial	8,853	1,634	9,057	10,379	2,115	10,663
Commercial	4,636	3,996	4,964	9,087	6,210	9,472
Total With Related Allowance	67,141	10,240	67,825	127,084	14,031	129,295

Without Specific Reserves
Commercial Real Estate
Gas Station	$12,509	$—	$12,529	$8,942	$—	$8,961
Carwash	6,490	—	6,516	6,119	—	6,123
Hotel/Motel	13,121	—	13,303	2,441	—	2,443
Land	5,719	—	5,719	16,066	—	16,066
Other	32,852	—	32,940	23,148	—	24,451
Residential Real Estate	2,433	—	2,433	4,790	—	4,816
Construction	316	—	474	—	—	—
SBA Real Estate	19,562	—	19,991	17,260	—	18,181
SBA Commercial	427	—	430	651	—	871
Commercial	2,089	—	1,122	500	—	503
Total Without Related Allowance	95,518	—	95,457	79,917	—	82,415
Total	$162,659	$10,240	$163,282	$207,001	$14,031	$211,710

* Recorded investment adjustment is deemed not material in this presentation

Delinquent loans by days past due at September 30, 2011 and December 31, 2010 are presented in the following tables by loan type:

	September 30, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$—	$—	$5,213	$5,213
Carwash	1,490	1,250	4,781	7,521
Hotel/Motel	—	—	3,810	3,810
Land	—	—	3,566	3,566
Other	1,230	2,450	19,723	23,403
Residential Real Estate	1,212	448	924	2,584
Construction	—	—	316	316
SBA Real Estate	1,447	592	1,323	3,362
SBA Commercial	1,158	170	396	1,724
Commercial	458	2,458	2,428	5,344
Total	$6,995	$7,368	$42,480	$56,843
Non-Accrual Loans Listed Above	$2,278	$4,220	$42,289	$48,786

	December 31, 2010
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73
Total	$23,492	$22,231	$42,657	$88,380
Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

* Balances are net of SBA guaranteed portions.

Loans with classification of special mention, substandard, and doubtful at September 30, 2011 and December 31, 2010 are presented in the following tables by loan type:

	September 30, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$4,191	$14,970	$5,213	$24,374
Carwash	15,668	5,223	778	21,669
Hotel/Motel	24,555	8,231	3,220	36,006
Land	3,869	581	3,266	7,716
Other	94,108	74,542	7,835	176,485
Residential Real Estate	899	1,078	778	2,755
Construction	12,548	1,316	—	13,864
SBA Real Estate	2,394	7,992	958	11,344
SBA Commercial	777	3,552	34	4,363
Commercial	14,578	16,306	1,340	32,224
Consumer/Other	3	5	—	8
Total	$173,590	$133,796	$23,422	$330,808

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165
Total	$118,561	$247,119	$14,227	$379,907

* Balances are net of SBA guaranteed portions

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	Distribution and Percentage Composition of Allowance for Loan Losses
	(Dollars in Thousands)
	September 30, 2011			December 31, 2010
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$4,234	$58,988	7.18%	$7,262	$72,258	10.05%
Real estate secured	79,578	1,645,016	4.84%	76,207	1,917,027	3.98%
Commercial and industrial	21,309	277,351	7.68%	27,303	326,419	8.36%
Consumer	185	16,099	1.15%	181	15,685	1.15%
Total allowance	$105,306	$1,997,454	5.27%	$110,953	$2,331,389	4.76%

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the quarters ended September 30, 2011 and December 31, 2010:

September 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$5,246	$5,687	$12,210	$2,419	$50,943	$2,291	$6,118	$1,701	$4,591	$19,482	$307	$110,995
Total Charge-Off	157	2,487	55	696	4,512	800	—	236	732	2,625	217	12,517
Total Recoveries	—	86	—	—	76	1	—	15	32	3,415	23	3,648
Provision For Loan Losses	478	3,308	(1,565)	(34)	2,999	2,399	(1,884)	261	(88)	(2,766)	72	3,180
Balance at Quarter End	$5,567	$6,594	$10,590	$1,689	$49,506	$3,891	$4,234	$1,741	$3,803	$17,506	$185	$105,306

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Balance at Beginning of Quarter	$4,713	$7,125	$11,029	$5,383	$32,817	$3,219	$1,255	$4,446	$5,583	$23,057	$395	$99,022
Total Charge-Off	3,451	3,425	14,501	7,828	29,692	1,072	401	601	1,690	9,211	30	71,902
Total Recoveries	(326)	—	—	—	170	36	5	383	78	879	7	1,232
Provision For Loan Losses	2,996	2,519	22,555	5,083	36,495	433	6,403	(2,297)	1,379	7,226	(191)	82,601
Balance at Quarter End	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

The tables below represent the breakdown of allowance by specific valuation and general valuation allowance at September 30, 2011 and December 31, 2010:

September 30, 2011

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other*	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$11,920	$6,942	$9,979	$3,847	$41,062	$1,497	$316	$4,607	$1,645	$5,954	$—	$87,769
Specific Allowance	$918	$781	$23	$83	$2,173	$11	$—	$621	$1,634	$3,996	$—	$10,240
Loss Coverage Ratio	7.70%	11.25%	0.23%	2.16%	5.29%	0.73%	0.00%	13.48%	99.33%	67.11%	0.00%	11.67%

Non-Impaired Loans	$108,539	$49,989	$133,916	$19,717	$1,050,007	$109,928	$58,671	$93,066	$32,905	$236,319	$16,628	$1,909,685
General Valuation Allowance	$4,649	$5,813	$10,567	$1,606	$47,333	$3,880	$4,234	$1,120	$2,169	$13,510	$185	$95,066
Loss Coverage Ratio	4.28%	11.63%	7.89%	8.15%	4.51%	3.53%	7.22%	1.20%	6.59%	5.72%	1.11%	4.98%

Gross Loans	$120,459	$56,931	$143,895	$23,564	$1,091,069	$111,425	$58,987	$97,673	$34,550	$242,273	$16,628	$1,997,454
Total Allowance For Loan Losses	$5,567	$6,594	$10,590	$1,689	$49,506	$3,891	$4,234	$1,741	$3,803	$17,506	$185	$105,306
Loss Coverage Ratio	4.62%	11.58%	7.36%	7.17%	4.54%	3.49%	7.18%	1.78%	11.01%	7.23%	1.11%	5.27%

December 31, 2010

	Commercial Real Estate Loans					Residential		SBA Real	SBA		Consumer/
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other	Real Estate	Construction	Estate	Commercial	Commercial	Other	Total
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%

Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%

Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2011:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$110,324	$—	$—	$—	$—	$110,324
Junior Subordinated Debentures	773	10,748	—	77,321	—	88,842
Operating Leases	3,483	6,172	4,263	4,069	—	17,987
Unrecognized Tax Benefit	—	—	—	—	657	657
Time Deposits	902,622	121,006	225	—	—	1,023,853
Total	$1,017,202	$137,926	$4,488	$81,390	$657	$1,241,663

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheet.

At September 30, 2011 and December 31, 2010, we had commitments to extend credit of $262.3 million and $267.8 million, respectively.  Obligations under standby letters of credit were $16.0 million and $15.8 million at September 30, 2011 and December 31, 2010, respectively, and our obligations under commercial letters of credit were $5.1 million and $5.4 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit Investments totaled $11.0 million at the end of the third quarter of 2011, compared to $12.0 million at the end of the fourth quarter of 2010.

In the normal course of business, we are involved in various legal claims.  We have reviewed all legal claims against us with counsel and, except for the class action lawsuit described in “Part II, Item 1. Legal Proceedings” of this report, we do not believe the final disposition of all other claims will have a material adverse effect on our financial position or results of operations. Although we are evaluating the case with counsel, the class action suit is still at a very preliminary stage and it is too early to estimate the potential outcome.

Deposits and Other Sources of Funds

Deposits are our primary source of funds. Total deposits decreased to $2.15 billion at September 30, 2011, compared with $2.46 billion at December 31, 2010. Total non-time deposits at September 30, 2011 decreased to $1.14 billion, from $1.24 billion at December 31, 2010, and time deposits decreased to $1.01 billion at September 30, 2011 from $1.22 billion at December 31, 2010.

The decrease in deposits was primarily attributable to management’s planned reduction of higher cost money market and time deposits accounts and a push toward demand deposits in 2010 and 2011.  Other time deposits, or time deposits under $100,000, decreased to $356.9 million at September 30, 2011, compared to $518.6 million at December 31, 2010. Compared to December 31, 2010, all deposits except for savings and demand deposit accounts were reduced during the first nine months of 2011. Demand deposits increased from $467.1 million at September 30, 2010, to $468.6 million at September 30, 2011.

The average rate that we paid on time deposits in denominations of $100,000 or more for the third quarter of 2011 decreased to 0.95% from 1.32% at the same period of the prior year. We plan to closely monitor interest rate trends and changes and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits decreased from 1.24% for the quarter ended September 30, 2010 to 0.83% for the quarter ended September 30, 2011, a decrease of 41 basis points.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	September 30, 2011		December 31, 2010		September 30, 2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$461,040	0.00%	$465,191	0.00%	$438,346	0.00%
Savings	91,619	2.75%	81,267	2.89%	858,437	1.17%
Super NOW	23,657	0.36%	22,217	0.35%	21,706	0.42%
Money market	570,176	0.92%	738,538	0.91%	78,848	2.99%
Time deposits of $100,000 or more	650,453	0.95%	717,363	1.17%	743,966	1.32%
Other time deposits	357,289	1.07%	569,724	1.66%	668,873	2.86%
Total deposits	$2,154,234	0.83%	$2,594,300	1.04%	$2,810,176	1.24%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2011 were as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$276,793
Over three months through six months	98,693
Over six months through twelve months	192,483
Over twelve months	88,878
Total	$656,847

At September 30, 2011, none of our depositors had total combined deposits of more than 1% aside from the California State Treasury which had a deposit balance representing more than 5% of our total deposits at September 30, 2011 and December 31, 2010.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth.  During the first nine months of 2011, management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. We expect interest rates to remain low for the near term as indicated by the Federal Reserve Board. As such, we do not plan on further significantly reducing our deposits costs. To improve our net interest margin as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to the ongoing credit crisis and stiff competition for customer deposits among banks, we increased FHLB borrowing as an alternative to supplement the recent decline in deposits. See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Balance at quarter end	$110,000	$135,000
Average balance during the quarter	$110,000	$122,228
Maximum amount outstanding at any month-end	$110,000	$242,000
Average interest rate during the quarter	1.76%	2.27%
Average interest rate at quarter-end	1.73%	2.03%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and the credit needs of its customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held for sale, and securities available-for-sale.  Our liquid assets at September 30, 2011 and December 31, 2010, totaled $676.8 million and $532.3 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $220.5 million and $226.7 million, at September 30, 2011 and December 31, 2010, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 25.3% and 17.9% at September 30, 2011 and December 31, 2010, respectively.

Our primary sources of liquidity are derived from our core operating activities of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine pay-down and liquidation of securities from the available-for-sale portfolio, and liquidation of loans held for sale.  Government programs, such as TLGP, may influence deposit behavior and ultimately our liquidity position. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. As of September 30, 2011, our borrowing capacity from the FHLB was $663.0 million and our outstanding balance was $110.0 million, or approximately 16.6% of our borrowing capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At September 30, 2011, availability of these lines totaled $104.8 million with no outstanding borrowings as of the date.

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

In addition to the traditional regulatory capital requirements administered by federal banking agencies, the Bank is also subject to certain capital requirements pursuant to its MOU.  Under the MOU, the Bank must maintain a minimum Tier 1 leverage capital ratio of at least 10%.  At September 30, 2011, Wilshire State Bank had a Tier 1 leverage capital ratio of 13.24%.

As of September 30, 2011, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios as of the dates specified for the Company and the Bank:

Capital Ratios

	Regulatory	Regulatory
	Adequately-	Well-	Actual capital ratios as of:
	Capitalized	Capitalized	September 30, 2011		December 31, 2010		September 30, 2010
Wilshire Bancorp & Wilshire State Bank	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	20.15%	19.67%	14.00%	13.72%	15.56%	15.17%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.75%	18.26%	12.61%	12.34%	14.10%	13.71%
Tier I capital to average assets	4.00%	5.00%	13.59%	13.24%	9.18%	8.98%	10.01%	9.73%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of our participation of the TARP Capital Purchase Program. It also includes capital from our public offering conducted in the second quarter of 2011.  In the public offering, the Company raised approximately $115.0 million in equity capital through the issuance of common stock.  After associated underwriting fees and costs and other expenses related to the offering, the Company’s net equity increase was approximately $108.7 million.

At September 30, 2011, the Company’s total Tier 1 capital (which includes our equity capital, plus portions of junior subordinated debentures, less goodwill and intangibles) was $362.8 million, compared with $285.6 million at December 31, 2010. At the Bank level, Tier 1 capital was $353.1 million at September 30, 2011, compared with $279.2 million at December 31, 2010.

Subsequent Events

On September 14, 2011, the Company hired Jack Choi as a consultant to serve as Executive Vice President and Chief Credit Officer subject to the receipt of regulatory non-disapproval.  On October 14, 2011, the Company received such notice of regulatory non-disapproval from its primary regulators and Mr. Choi was officially appointed as the Company’s Executive Vice President and Chief Credit Officer. For more information regarding Jack Choi’s appointment as Chief Credit Officer, please refer to the Company’s 8-K filing with the SEC dated September 19, 2011 and October 19, 2011.

On October 4, 2011, the Company made an announcement regarding the appointment of John R. Taylor and Craig Mautner to serve as directors of both the Company and the Bank, subject to regulatory approval. Upon the receipt of regulatory approval, Mr. Taylor will immediately begin serving as a Class II director.  Mr. Mautner will begin serving as a Class II director in February 2012. As Class II directors, Mr. Taylor and Mr. Mautner will be eligible for re-election by the Company’s shareholders at the 2012 annual shareholders meeting if they are nominated again by the Company’s Board of Directors. For more information regarding the appointment of John R.

Taylor and Craig Mautner as directors of the Company, please refer to the Company’s 8-K filing with the SEC dated October 4, 2011.

Except for the aforementioned appointment of Jack Choi as Chief Credit Officer and John R. Taylor and Craig Mautner as directors, the Company did not have any other subsequent events as the of the issue date of this report.

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

Interest rate risk management involves development, analysis, implementation, and monitoring of earnings to provide stable income and capital levels during periods of changing interest rates.  In the management of interest rate risk, we utilize gap analysis and simulation modeling to determine the sensitivity of net interest income and economic value of equity.  These techniques are complementary and are used together to provide a more accurate measurement of interest rate risk.

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

We usually seek to maintain a balanced position over the period of one year to ensure net interest income stability in times of volatile interest rates.  This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or a “liability-sensitive” balance sheet during periods of changing interest rates.  This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.  The interest rate gaps arise when assets are funded with liabilities that have different repricing intervals.  Because these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect our interest rate sensitivity in subsequent periods.  We attempt to balance longer-term economic views against prospects for short-term interest rate changes.

Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.  As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and economic value of equity (“EVE”) to interest rate changes.  The EVE is defined as the net present value of an institution’s existing assets less liabilities.  The simulation model captures all assets and liabilities, and accounts for significant variables that are believed to be affected by interest rates.  These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and EVE under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario.  The Asset/Liability Management Committee policy prescribes that for the worst possible rate-change scenario, the expected reduction of net interest income and EVE should not exceed 40% of the base net interest income and 40% of the base EVE, respectively.

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in a very small increase in our net interest income but lower our EVE. An increase in interest rates would increase both net interest income and EVE.

Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially if different assumptions are used or actual experience differs from the historical experience on which they are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at September 30, 2011 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2011
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,293,011	$181,189	$502,657	$20,597	$1,997,454
Investment securities	550	23,478	290,482	41,708	356,218
Federal funds sold and cash equivalents	90,005	60,000	—	—	150,005
Total	$1,383,566	$264,667	$793,139	$62,305	$2,503,677

Interest-bearing liabilities:
Savings deposits	$92,027	$—	$—	$—	$92,027
Time deposits of $100,000 or more	276,793	291,176	88,878	—	656,847
Other time deposits	53,453	272,940	30,482	—	356,875
Other interest-bearing deposits	575,169	—	—	—	575,169
FHLB advances and other borrowings	110,000	—	—	—	110,000
Junior Subordinated Debenture	87,321	—	—	—	87,321
Total	$1,194,763	$564,116	$119,360	$—	$1,878,239

Interest rate sensitivity gap	$188,803	$(299,449)	$673,779	$62,305	$625,438
Cumulative interest rate sensitivity gap	$188,803	$(110,646)	$563,133	$625,438
Cumulative interest rate sensitivity gap ratio (based on total assets)	7.04%	-4.13%	21.01%	23.33%	23.33%

The following table sets forth our estimated net interest income percentage change over a 12-month period and EVE percentage change based on the indicated changes in market interest rates as of September 30, 2011.  The net interest income percentages represent changes for twelve months in a stable interest rate environment. All assets presented in the table below are held-to-maturity or available-for-sale.  At September 30, 2011, we had no trading investment securities.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	21.33%	2.93%
+300	12.82%	3.89%
+200	7.26%	4.36%
+100	2.99%	4.02%
0	—	—
- 100	1.43%	-7.02%
- 200	2.93%	-10.33%
- 300	2.79%	-9.81%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps, floors, and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.                                                           Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and based on such evaluation, our Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 because of the material weakness described below.  In response to such material weakness, management has taken certain remedial actions and as a result of the implementation of such remedial actions as described in more detail below, management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010.  Based on that evaluation, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective because certain control deficiencies that management identified, combined with the material adjustment to the Company’s allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constituted a material weakness in the Company’s internal control over financial reporting.  Management discovered a deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for certain loan originations and asset sales associated with the Company’s former senior marketing officer.  Specifically, these processes lacked effective supervision and oversight by the Company’s former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals, and sales were not properly executed or enforced.

In order to remediate the material weakness, management has taken certain remedial actions designed to strengthen oversight of the Bank’s loan origination, internal loan review, underwriting, and renewal processes.  As part of such remedial measures, management restructured the Bank’s lending department by segregating personnel and responsibilities relating to loan production, from personnel and responsibilities relating to loan underwriting processes, created a new position of Deputy Chief Credit Officer to monitor problem assets and credit risk management, and shifted management’s focus from marketing to credit quality control.  Management also created and adopted a loan sale policy that sets forth guidelines relating to (i) selection of notes for sale, (ii) purchaser qualifications, (iii) methods of accounting, and (iv) reporting requirements.

In addition to the steps taken above, management intends to continue remediation efforts by:

•                  continuing to review and monitor the material weakness and the effectiveness of remedial actions with the Company’s audit committee, internal audit staff, and senior management;

•                  strengthening corporate oversight of loan origination, internal loan review, underwriting, and renewal processes;

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

As a result of the Company’s actions described above, there were changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the Securities and Exchange Commission has informally inquired as to information regarding the internal investigation discussed above and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

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

At December 31, 2010, the Company had a total of $46.4 million in deferred tax assets, comprising $33.6 million in Federal deferred tax assets, and $12.8 million in State deferred tax assets. During the first quarter of 2011, the Company reviewed its deferred tax assets. Due to a decline in income for the two quarters ending March 31, 2011, the Company’s cumulative three year historical income was reduced to the extent a valuation allowance on the deferred tax assets was required in the first quarter of 2011. As a result, the Company recorded net tax expenses of $38.1 million to reflect the creation of a valuation allowance on its deferred tax assets. During the third quarter of 2011, the valuation allowance for deferred income taxes was increased and a tax provision of $1.1 million was recorded due to the higher than expected income before taxes earned during the quarter. The realization of our deferred tax assets is dependent upon whether there will be sufficient future taxable income to realize the deferred tax assets within the carryback or carry-forward period available under tax laws. If we do not record positive taxable income in the future, it is possible that the remaining deferred tax assets will not be realized. If, at any time, all or a portion of the remaining deferred tax assets are not expected to be realized, a further valuation allowance will be required to reduce the deferred tax asset balance, and such further valuation allowance would reduce net income in the period in which the valuation allowance is created.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 8, 2011	By:	/s/ Alex Ko
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
101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows, for the nine months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.