Form 10-K
period 2011-12-31
WILSHIRE BANCORP INC
filed 2012-03-15
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011.
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-50923

WILSHIRE BANCORP, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	20-0711133 (I.R.S. Employer Identification Number)
3200 Wilshire Blvd. Los Angeles, California (Address of principal executive offices)	90010 (Zip Code)

(213) 387-3200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Common Stock, no par value (Title of each class)	The NASDAQ Stock Market, LLC (Name of Each Exchange on which registered)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $181.5 million (computed based on the closing sale price of the common stock at $2.94 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of Common Stock of the registrant outstanding as of February 29, 2012 was 71,282,518

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as the "Bank." Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, the Bank has 24 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 8 loan production offices, or "LPOs", utilized primarily for the origination of loans under our Small Business Administration, or "SBA", lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, Washington, and Virginia. The LPO offices located in Newark, California, and Bellevue, Washington were established in 2011.

        Deposits in Wilshire State Bank are insured up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of

Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2011, we had approximately $2.7 billion in assets, $2.0 billion in total loans (net of deferred fees), and $2.2 billion in deposits.

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

Internal Investigation

        We previously conducted an internal investigation with the assistance of outside independent professional firms and the Company's internal audit department. The scope of the Company's internal investigation was extensive and included loan related activities and other matters involving improper activities of a certain loan officer. This loan officer is no longer with the Company. As a result of the investigation, management discovered a significant deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with the former loan officer. Specifically, these processes lacked effective supervision and oversight by the former chief executive officer, and the procedures and requirements associated with loan underwriting, approvals, renewals and sales were not properly executed or enforced. Our former chief executive officer resigned following the revelation of these activities to our board of directors. On February 18, 2011, we hired a new president and chief executive officer, Jae Whan Yoo.

        In addition, the internal investigation concerning the improper activities of a former loan officer, lack of supervision and oversight by management, and the deficiencies in loan underwriting, approvals, renewals and asset sales resulted in a material adjustment of an increase in allowance for loan losses of $3.2 million and an $18.1 million increase in provision for loan losses for the year ended December 31, 2010, which reduced the net income of the Company by $10.3 million, net of tax benefit within the 2010 annual consolidated financial statements following the Company's fourth quarter and year-end earnings release, dated January 24, 2011.

        Management determined that these control deficiencies, combined with the material adjustment to the Company's allowance for loan loss and related provision for loan losses, constituted a material weakness in the Company's internal control over financial reporting for the year ended December 31, 2010. As a result, management undertook remedial measures during 2011 to correct such deficiencies, including, among others, restructuring its lending department to shift the focus from marketing to credit quality control and enhancing its loan documentation and underwriting procedures. For more information regarding the material weakness and the Company's remedial actions, see "Item 9A. Management's Report on Internal Controls Over Financial Reporting."

Future Growth

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

        Our expansion plans for 2012 are influenced by the changing conditions in the U.S. economy. The rapid deterioration of the U.S. economy several years ago was triggered by the slowdown of the housing market and emergence of subprime and credit crisis in mid-2007. The failures of banks, mortgage lenders, insurance companies, and major financial institutions in 2008 further added pressure to the economy and started a trend of global recession. This "financial crisis" primarily reflects the significant and broad-based illiquidity in the residential real estate and credit markets. The domino effect of the U.S. financial crisis has now become a global problem, as many institutions worldwide are financially interlinked. Although there have been recent signs of economic improvement, some analysts predict the current financial crisis will extend into 2012 as well. In addition, we previously revealed some deficiencies in our loan underwriting, origination and renewal processes. As a result, we will continue to focus on improving our loan portfolio and credit quality control rather than marketing and aggressive expansion.

        In 2012, we plan to continue to closely monitor and review the loan production levels of our branches and LPOs. In 2011 we opened two new LPOs in Newark, California, and Bellevue, Washington to complement our existing network of LPOs across the country. Partially as a result of the 2010 internal investigation, we have taken remedial efforts to improve and enhance our loan origination and underwriting procedures, including the segregation of personnel and responsibilities related to loan sales from personnel and responsibilities related to loan underwriting processes. This separation resulted in a renewed focus for 2011 on the underwriting of loans. We will continue to act with prudence in our lending practices and closely follow our improved underwriting policies and procedures in extending credit. Even with the improvement in credit quality experienced during 2011, we will continue to focus on reducing problem assets while cautiously looking to grow our balance sheet through increased loan originations.

Business Segments

        We operate in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

  •
  Banking Operations—The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

  •
  Small Business Administration ("SBA") Lending Services—The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program. Through the SBA loan program, we are able to offer customers with small businesses a variety of loans to meet their needs. A portion of SBA loans are guaranteed by the Small Business Administration, with the backing of the U.S. government, making them attractive to both the Company and our customers. A significant portion of our business entails selling the guaranteed portion of SBA loans that we originate in the secondary market for premium.

  •
  Trade Finance Services ("TFS")—Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

  •
  Commercial—An undertaking by the issuing bank to pay for a commercial transaction.

  •
  Standby—An undertaking by the issuing bank to pay for the non-performance of applicant.

  •
  Revocable—Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide beneficiary with a firm promise of payment).

  •
  Irrevocable—Letters of credit that cannot be altered or cancelled without mutual consent of all parties.

  •
  Sight—Letter of credit requiring payment upon presentation of conforming shipping documents.

  •
  Usance—Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

  •
  Import—Letter of credit issued to assist customers in purchasing goods from overseas.

  •
  Export—Letter of credit issued to assist customers selling goods to overseas.

  •
  Transferable—Letter of credit which allows the beneficiary to transfer their right, in part or full, to another party.

  •
  Non-transferable—Letter of credit which does not allows the beneficiary to transfer their right, in part or full, to another.

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

        We grant individual lending authority to the President, Chief Credit Officer, and selected department managers of the Bank. Loans for which direct and indirect borrower liability exceeds an individual's lending authority are referred to the Senior Loan Committee of the Bank (a five-member committee comprised of the President, Chief Credit Officer, Deputy Chief Credit Officer, and two Senior Loan Managers) or our Bank Director Loan Committee.

        At December 31, 2011, our authorized legal lending limit was $73.2 million for unsecured loans, plus an additional $48.8 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2011 totaled $488.1 million.

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

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, and apartment buildings. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. We also offer fixed rate commercial mortgage loans with maturities that generally do not exceed 7 years. At December 31, 2011, real estate loans, including construction loans constituted approximately 85.1% of our loan portfolio.

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

        Our total home mortgage loan portfolio outstanding at the end of 2011 and 2010 was $65.8 million and $47.7 million, respectively. There were no residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages at December 31, 2011 including loans held temporarily for sale or refinancing. At December 31, 2010, residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages totaled $944,000 and $1.2 million, respectively.

        We consider subprime mortgages to be loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers which we consider borrowers with FICO scores of at least 660. As of result, our portfolio currently has no subprime exposure.

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

        We also provide other banking services tailored to the small business market. We have focused on diversifying our loan portfolio, which has led to an increase in commercial business loans to small and medium-sized businesses.

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

        SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 27.1%, 920.8%, and 8.9% of our total net revenue for 2011, 2010 and 2009, respectively.

        Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated on personal lines of credit and installment loans to individuals. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion, automobile loans are made to existing loan or deposit customers. Because consumer loans typically present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending since 2007.

        Our consumer loan production has historically been comparatively small, and has always represented less than 5% of our total loan portfolio. As of December 31, 2011, our consumer loan portfolio represented 0.8% of the loan portfolio, up from 0.7% at December 31, 2010.

        Our consumer loan portfolio is subject to certain risks, including:

  •
  general economic conditions of the markets we serve,

  •
  interest rate increases, and

  •
  consumer bankruptcy laws which allow consumers to discharge certain debts.

        We attempt to reduce the exposure to such risks through (a) the direct approval of all consumer loans by reviewing each loan request and renewal individually, (b) using a dual signature system of approval, (c) strict adherence to written credit policies, (d) utilizing external independent credit review and (e) concentrating mostly on cash secured loans and lines of credits.

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

  •
  Revocable—Letter of credit that can be modified or cancelled by the issuing bank at any time with notice to the beneficiary (does not provide beneficiary with a firm promise of payment).

  •
  Irrevocable—Letters of credit that cannot be altered or cancelled without mutual consent of all parties.

  •
  Sight—Letter of credit requiring payment upon presentation of conforming shipping documents.

  •
  Usance—Letter of credit which allows the buyer to delay payment up to a designated number of days after presentation of shipping documents.

  •
  Import—Letter of credit issued to assist customers in purchasing goods from overseas.

  •
  Export—Letter of credit issued to assist customers selling goods to overseas.

  •
  Transferable—Letter of credit which allows the beneficiary to transfer their right, in part or full, to another party.

  •
  Non-transferable—Letter of credit which does not allows the beneficiary to transfer their right, in part or full, to another.

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $954,000, $985,000, and $1.2 million in 2011, 2010, and 2009, respectively.

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

  Certificates of Deposit

        We offer several types of CDs with a maximum maturity of five years. The majority of our CDs all have maturities of one to twelve months and typically pays simple interest credited monthly or at maturity.

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

        As a member of the Federal Home Loan Bank "FHLB" system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2011, we owned $15.5 million in FHLB stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock we own and a blanket lien on loans in our portfolio and may be also secured by other assets, mainly consisting of securities which are obligations of or guaranteed by the U.S. government. At December 31, 2011, our borrowing capacity with the Federal Home Loan Bank was approximately $645.3 million, with $60.0 million in borrowings outstanding, and $585.3 million in capacity remaining.

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

        We continue to experience a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include eight locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers.

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

  Regional Loan Production Office Competition

        We currently operate LPOs, in Newark, California; Bellevue, Washington; Aurora, Colorado; Atlanta, Georgia; Fort Lee, New Jersey; Dallas, Texas; Houston, Texas; and Annandale, Virginia. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-

American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of stagnation in the U.S. economy and real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2012, with our expanded coverage from our newly opened LPOs, our focus will be to cautiously increase loan originations at these offices.

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

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, PDA or cellular phones, tablets, mail, home computer, ATMs, self-service branches, and/or in store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as such technology becomes available, the competitive pressure to be at the forefront of such advancements will be significant.

        The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain SBA LPOs. In addition, because these loans are largely broker-driven, we compete to a large extent with banks that originate SBA loans outside of our immediate geographic area. Furthermore, because these loans may be made out of LPOs specifically set up to make SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. However, the resale market for SBA loans may grow, decline or, maintain its current status.

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85.1% of our loan portfolio at December 31, 2011 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 376 full time equivalent employees (368 full-time employees and 14 part-time employees) as of December 31, 2011. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

        Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Act (as defined below) codified this policy as a statutory requirement; however, the Federal Reserve Board has not yet adopted regulations to implement this requirement. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

        On June 29, 2011, Wilshire Bancorp entered into a Memorandum of Understanding ("MOU") with its primary federal regulator, the Federal Reserve Bank of San Francisco (the "Reserve Bank"). The MOU is designed to enhance our holding company's ability to act as a source of strength to the Bank. Under the MOU, we are required to obtain approval from the Reserve Bank before taking certain actions including but not limited to, declaring or paying any dividends to our shareholders;

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

  Privacy Policies

        Under GLBA, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. We have established policies and procedures to strengthen our compliance with all privacy provisions of GLBA.

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

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2011, our Tier 1 risk-based capital ratio was 19.59% and our total risk-based capital ratio was 20.89%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2011, our leverage ratio was 13.86%.

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

  Control Acquisitions

        The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more, but less than 25% of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control.

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

  The TARP Capital Purchase Program

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system. On October 14, 2008, the U.S. Treasury established the TARP Capital Purchase Program under the authority granted by the EESA. Under the Troubled Asset Relief Program's ("TARP") Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments. In connection with its purchase of preferred stock, the U.S. Treasury received a warrant entitling the U.S. Treasury to buy the participating institution's common stock with a market price equal to 15% of the preferred stock.

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

  •
  as long as shares of the Series A Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any shares of our common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Stock), nor will we be permitted to repurchase or redeem any of our common stock or preferred stock other than the Series A Preferred Stock, in each case subject to various exceptions;

  •
  until the Series A Preferred Stock has been transferred or redeemed in whole, until December 12, 2011, the U.S. Treasury's approval was required for any increase in dividends on our common stock or any share repurchases other than repurchases of the Series A Preferred Stock, repurchases of junior preferred shares, or repurchases of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice;

  •
  we must comply with the U.S. Treasury's standards for executive compensation and corporate governance while the U.S. Treasury holds the securities issued by us. Such standards apply to our Senior Executive Officers (as defined in the ARRA) as well as other employees. The current standards include the following:

  •
  incentive compensation for Senior Executive Officers must not encourage unnecessary and excessive risks that threaten the value of the financial institution;

  •
  any bonus or incentive compensation paid (or under a legally binding obligation to pay) to a Senior Executive Officer or any of our next 20 most highly-compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery, or "claw-back", by Wilshire;

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

        The ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay any assistance previously provided to such TARP recipient under the TARP, without regard to whether the TARP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA.

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

  Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Bank's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau ("CFPB"), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

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

  •
  Mandate certain corporate governance and executive compensation matters be implemented, including (i) an advisory vote on executive compensation by a public company's stockholders; (ii) enhancement of independence requirements for compensation committee members; (iii) adoption of incentive-based compensation claw-back policies for executive officers; and (iv) adoption of proxy access rules allowing stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

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

        On May 6, 2011, the Bank entered into an MOU with the FDIC and the California DFI to address certain issues raised in the Bank's most recent regulatory examination by the FDIC and the California DFI on January 10, 2011. An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order. Under the terms of the MOU, the Bank is required to take actions required by the MOU within certain specified time frames. Some of the most significant requirements of the MOU require the Bank to reduce its classified assets (not covered by the FDIC loss-share agreements), as specified by the FDIC, as a percentage of Tier 1 leverage capital plus reserves to no more than 50% and to maintain a Tier 1 leverage capital ratio of at least 10%. In addition, the Bank may not declare or pay any cash dividends to Wilshire Bancorp without the prior written approval of the FDIC and the California DFI. The MOU will remain in effect until modified or terminated by the FDIC and the California DFI. The MOU does not contain any monetary assessments or penalties. During the third quarter of 2011, the Bank completed a visitation from the regulators, during which they recognized the significant improvements made by the Bank in many different aspects related to the MOU. Visitations are customary for a bank operating under an MOU.

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

        FDICIA also divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank's capital ratios were above the requirements for a "well-capitalized" institution as of December 31, 2011.

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

        The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. There is an exception to this rule, however, that provides that banks (i) with assets of less than $100 million, (ii) that are categorized as "well-capitalized," (iii) were found to be well managed and its composite rating was outstanding, and (iv) have not been subject to a change in control during the last 12 months, need only be examined once every 18 months.

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

        Funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

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

        Pursuant to this new rule, the assessment base is larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points. The Bank's deposit insurance expense has decreased as a result of the changes to the Bank's deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

  Community Reinvestment Act

        Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as "outstanding" in meeting community credit needs under CRA at its latest completed examination for CRA performance.

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

  Permissible Activities and Subsidiaries

        California law permits state-chartered commercial banks to engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called "closely related to banking" or "non-banking" activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to GLBA, the Bank may conduct certain "financial activities in a subsidiary to the same extent as may a national bank, provided the Bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with CRA. Presently, the Bank does not have any financial subsidiaries.

        In September 2007, the U.S. Securities and Exchange Commission, or SEC, and the Federal Reserve Board finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The Federal Reserve Board's final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which were effective starting in 2009, and did not have a material effect on the Bank.

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

        As a system member, the Bank is entitled to borrow from the FHLB of San Francisco, or FHLB-SF, and is required to own capital stock in the FHLB-SF in an amount equal to the greater of 1% of the membership asset value, not exceeding $25 million, or 4.7% of outstanding FHLB-SF advance borrowings. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-SF to the Bank are secured by portions of the Bank's loan portfolio, certain other investments, and the capital stock of the FHLB-SF held by the Bank.

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

  Capital Requirements (Holding Company and Bank)

        At December 31, 2011, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See Note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2011.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into three tiers. The first, "Tier I capital" includes common equity, our Series A Preferred Stock, and trust-preferred securities subject to certain criteria and quantitative limits. The second, "Tier II capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Lastly, "Tier III capital" consists of qualifying unsecured debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier I capital to risk-weighted assets of 4.00%.

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

        The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements, became mandatory for large international banks outside the U.S. in 2008, and was optional for others. In July 2009, the expanded Basel Committee issued a final measure to enhance the three elements of the Basel II framework, strengthening the rules governing trading book capital issued in 1996. The measure includes enhancements to the Basel II structure and revises the market-risk framework and guidelines for calculating capital figures. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

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

  Concentrated Commercial Real Estate Lending Regulations

        The Federal Reserve Board, the FDIC and the OCC promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the Bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management will continue to undertake controls to monitor the Bank's commercial real estate lending, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

  Regulation Z

        On April 5, 2011, the Federal Reserve Board's Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z address two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction's terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from "steering" a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator's compensation, unless the loan is in the consumer's interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

  UDAP and UDAAP

        Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Item 1A.    Risk Factors

        The risks described below could materially and adversely affect our business, financial conditions and results of operations. You should carefully consider the following risk factors and all other information contained in this Report. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

We are subject to various regulatory requirements and certain supervisory action by bank regulatory authorities, and on May 6, 2011, the Bank entered into an MOU with the California DFI and the FDIC that could have a material adverse effect on our business, financial condition, and the market price of our Common Stock. Lack of compliance could result in additional actions by regulators.

        Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the California DFI, the FDIC and the Federal Reserve Board have authority to compel or restrict certain actions if the Bank's or our capital should fall below adequate capital standards as a result of operating losses, or if such regulators otherwise determine that we or the Bank has insufficient capital or the Bank is otherwise operating in an unsafe and unsound manner. On May 6, 2011, the Bank entered into the MOU with the FDIC and the California DFI. Under the terms of the MOU, the Bank is required to take actions required by the MOU within certain specified time frames. Some of the most significant requirements of the MOU require the Bank to reduce its classified assets (not covered by the FDIC loss-share agreements), as specified by the FDIC, as a percentage of Tier 1 leverage capital plus reserves to no more than 50% and to maintain a Tier 1 leverage capital ratio of at least 10%. In addition, the Bank may not declare or pay any cash dividends to Wilshire Bancorp without the prior written approval of the FDIC and the California DFI.

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

We are also subject to an MOU with the Reserve Bank which requires us to take certain actions.

        On June 29, 2011, Wilshire Bancorp entered into an MOU with its primary federal regulator, the Reserve Bank. The MOU is designed to enhance our holding company's ability to act as a source of strength to the Bank. Under the MOU, we are required to obtain Reserve Bank approval before taking certain actions, such as declaring or paying any dividends, including dividends to be paid to the U.S. Treasury under TARP; taking dividends or any other form of payment representing a reduction in capital from the bank; making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; directly or indirectly, incurring, increasing or guaranteeing any debt, and; directly or indirectly, purchasing or redeeming any shares of our stock. Additionally, we agreed to comply with certain notice provisions when appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position. We have taken action and intend to take such further action as may be necessary to comply with the requirements of the MOU; however, if we are unable to comply with the requirements of the MOU, the Reserve Bank could take additional actions, including initiating formal enforcement actions, which would have an adverse effect on our business.

We are subject to a pending derivative lawsuit and may become subject to governmental inquiries, which could have a material adverse effect on our financial condition, results of operation, and the market price of our Common Stock.

        Wilshire Bancorp, and certain of our current and former officers and directors were recently named as defendants in a purported class action lawsuit alleging among other things, breaches of fiduciary duty laws, as described in "Legal Proceedings," Part I Item 3 of this report. We are unable, at this time, to estimate our potential liability in this matter, and we may be required to pay judgments, settlements, fines penalties, injunctions or other relief in amounts which may be material, and to incur costs and expenses in connection with the defense of this lawsuit.

        We regularly review our litigation reserves for adequacy considering our litigation risks and probability of incurring losses related to litigation. However, given the preliminary status of this foregoing, we are not able to assess the likelihood or amount of any liability that may be imposed and, accordingly, we do not have a reserve in respect of this litigation. We cannot be certain that our current litigation reserves will be adequate over time to cover our losses in this and other litigation due to higher than anticipated settlement costs, prolonged litigation, adverse judgments, or other factors that are largely outside of our control. In addition, our insurance coverage may not be adequate to cover our losses in the litigation or any investigation that may arise relating to the facts at issue in the litigation. If our litigation reserves and insurance coverage are not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. Additionally, in the future, we may increase our litigation reserves, which could have a material adverse effect on our capital and results of operations.

        In addition, the Securities and Exchange Commission has requested information regarding the internal investigation and the adjustment to the Company's allowance for loan losses ("ALLL") and provision for loan losses. The Company is providing this information and cooperating fully with the SEC's inquiry. We are unable to predict at this time the outcome of such inquiry, and we may become subject to possible administrative or enforcement actions from the SEC as a result.

        We expect the derivative lawsuit and any governmental inquiries that may arise to be time-consuming, and they may divert management's attention and resources from our ordinary business operations. Claims asserted against our Company, regardless of merit or eventual outcome, may harm our reputation, which could have a material adverse effect on our operating results, financial condition, and the market price of our Common Stock.

We previously reported a material weakness in our internal control over financial reporting, and determined that our internal controls and procedures were not effective as of the fiscal year end December 31, 2010. If we are unable to maintain the effectiveness of our internal controls and procedures, our financial results may not be accurately reported.

        We conducted an internal investigation with the assistance of outside independent professional firms and our internal audit department. As a result of the investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval and renewal processes for those loan originations and asset sales associated with our former senior marketing officer. Specifically, these processes lacked effective supervision and oversight, by the former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals, and sales were not properly executed or enforced. Following the fourth quarter of 2010, we conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010 and determined that these control deficiencies, combined with the material adjustment to Wilshire Bancorp's allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constituted a material weakness in Wilshire Bancorp's internal control over financial reporting, as described in "Item 9A. Controls and Procedures" of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we discovered material weaknesses and significant deficiencies in our internal control and disclosed the weakness in Controls and Procedures. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. Significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the Company's financial reporting.

        As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, we may not be successful in such improvements. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Select Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

        As a lender, one of the largest risks we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we may find it necessary to further increase the allowance for loan losses or our regulators may require us to increase this allowance.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

        Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. The increase in non-performing loans and resulting decline in earnings could deplete our capital, leaving the Company undercapitalized. Non-performing loans for the year ended December 31, 2011 was $43.8 million, a decrease from $71.2 million at the end of 2010, and $70.8 million at the end of 2009. Delinquent loans, or loans still accruing but past due by 30 days or more, totaled $15.5 million at December 31, 2011, representing a decrease of $19.0 million, or 55.1%, from December 31, 2010. The decrease in non-performing and delinquent loans from 2010 to 2011 was a result of management's plan to aggressively reduce problem assets through sales and charge-offs in 2010 and 2011.

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

Banking organizations are subject to interest rate risk and changes in interest rates may negatively affect our financial performance.

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

        Because of the declining national economy and continued financial crisis, the credit markets are lacking liquidity. While the federal funds rate and other short-term market interest rates decreased substantially, the intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not decreased proportionately. This has led to a "steepening" of the market yield curve with short-term rates considerably lower than long-term notes. We may not be able to minimize our interest rate risk. In addition, while a decrease in the general level of interest rates may improve the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, it reduces our interest income, and may lead to an increase in competition among banks for deposits. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin and our overall profitability. Liquidity risk could impair our ability to fund operations, meet our obligations as they become due and jeopardize our financial condition.

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

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends, if permissible, depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. Moreover, the Bank's MOU prohibits the payment of dividends to Wilshire Bancorp without the prior approval of the FDIC and California DFI In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2011 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was zero as undivided cumulative three year net income was negative, and therefore no dividends can be paid without regulatory approval. If such approval is withheld, the inability of Wilshire Bancorp to receive dividends from the Bank could have a material adverse effect on its operations and financial condition.

The holders of our debentures and Series A Preferred Stock have rights that are senior to those of our common shareholders.

        In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005 and 2007, issued an aggregate of $77,321,000 of Junior Subordinated Debentures as part of the issuance of $75,000,000 in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to our outstanding shares of common stock and our Series A Preferred Stock. The terms of these Junior Subordinated Debentures also restrict our ability to pay dividends on our common stock at any time we are in default under, or with respect to the Junior Subordinated Debentures issued in 2003, 2005 or 2007, have exercised our right to defer interest payments under the indentures governing these Junior Subordinated Debentures. As a result, in the event of our bankruptcy, dissolution or liquidation, the holder of these Junior Subordinated Debentures must be paid in full before any liquidating distributions may be made to the holders of our common and preferred stock. The 2002 debentures mature in December 2012. If we default under the terms of these Junior Subordinated Debentures or utilize our right to defer interest payments on the Junior Subordinated Debentures issued in 2003, 2005 or 2007, no dividends may be paid to holders of our common and preferred stock for so long as we remain in default or have deferred amounts remaining unpaid.

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

        In addition, the loans that we acquired from Mirae Bank were acquired at a $54.9 million discount. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. During 2010, accretion of $4.0 million on loans purchased at a discount was recorded as interest income. During 2011, accretion of $2.4 million was recorded as interest income. As of December 31, 2011, the balance of the carrying value of our discount on loans was $7.0 million, which declined by $6.6 million from its carrying value of $13.6 million as of December 31, 2010 and by $47.9 million from its initial value of $54.9 million. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        We acquired significant portfolios of loans in the Mirae Bank acquisition. Although these loans were marked down to their estimated fair value, the acquired loans may suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquired from Mirae Bank and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

        In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the outstanding balance of the loan.

We are subject to environmental risks associated with owning real estate or collateral.

        The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, the Bank may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we will have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank may also find it difficult or impossible to sell contaminated properties.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

        The Company must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of June 30, 2009, $235.6 million, or 6.86%, of the Company's assets were covered by the FDIC loss sharing agreement compared to $165.5 million or 6.14% as of December 31, 2011. We may not be able to manage the covered assets in such a way as to always maintain loss share coverage on all such assets, which may have an adverse effect on our operations and financial condition.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

        If economic conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability are likely to be materially adversely affected. A substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California, particularly in the Los Angeles area, could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying businesses are harmed, they are more likely to default on their loans. The conditions in the California economy and in the economies of other areas where we operate may deteriorate further in the future and such deterioration may adversely affect us.

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

        In response to the turmoil in the financial services sector and the severe recession in the broader economy, the U.S. Government has taken legislative and other action intended to restore financial stability and economic growth. On October 3, 2008, then President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). Among other things, the EESA established the Troubled Asset Relief Program, or TARP. Under TARP, the United States Treasury Department (the "Treasury Department") was given the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and others for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury Department announced a program under EESA pursuant to which it would make senior preferred stock investments in qualifying financial institutions (the "TARP Capital Purchase Program"). On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA"). The ARRA contained, among other things, a further package of economic stimulus measures and amendments to EESA's restrictions on compensation of executives of financial institutions and others participating in the TARP. In addition to legislation, the Federal Reserve Board eased short-term interest rates and implemented a series of emergency programs to furnish liquidity to the financial markets and credit to various participants in those markets. The FDIC created a program to guarantee, on specified conditions, certain indebtedness and noninterest-bearing transaction accounts of participating insured depository institutions for limited periods. After permitting some of its emergency programs to lapse during the first half of the year, in November, 2010, the Federal Reserve Board implemented a further program of quantitative easing involving the purchase of an additional $600 billion of longer-term Treasury securities by the end of the second quarter of 2011. In addition, on December 17, 2010, President Obama signed the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the "2010 Tax Relief Act") which was intended to stimulate the economy. Among other things, the 2010 Tax Relief Act contained two-year extensions of the Bush era tax cuts and of Alternative Minimum Tax relief, a two-percentage point reduction in employee-paid payroll taxes and self-employment tax for 2011, new incentives for investment in machinery and equipment, estate tax relief, and a significant number of tax breaks for individuals and businesses.

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

The new CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

        The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAP authority"). The potential reach of the CFPB's broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

        Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.

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

        At December 31, 2011, approximately 85.1% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and flooding attributed to the weather phenomenon known as "El Nino." In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions between 2008 and 2011. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

        Our future success depends in large part upon the continuing contributions of our key management personnel. If we lose the services of one or more key employees within a short period of time, we could be adversely affected. Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel. Competition for such employees among financial institutions in California is intense. Our inability to attract and retain additional key personnel could adversely affect us. Following the retirement of our former Chief Executive Officer, we promoted our previous Executive Vice President and Chief Lending Officer to the position of President and Chief Executive Officer; and our prior Executive Vice President and SBA Manager, was promoted to Chief Lending Officer. The Company's Chief Marketing Officer was terminated in December 2010, and the position remains open. Effective February 18, 2011, our President and Chief Executive Officer resigned after which a new President and Chief Executive Officer was immediately appointed to the position on the same day. In September 2011, the Company hired a consultant to ultimately fill the position of Chief Credit Officer who went on to formally become the Company's Chief Credit Officer in October of 2011.

        For as long as we have shares of Series A Preferred Stock outstanding in connection with the U.S. Treasury's voluntary TARP Capital Purchase Program, we will be subject to the limitations on compensation included in EESA and ARRA. These restrictions may make it more difficult for us to retain certain of our key officers and employees because competitors who are not subject to the same restrictions may be able to offer more competitive salaries and/or benefits to these individuals. More information about the compensation limitations of EESA and AARA can be found in the section entitled "Supervision and Regulation—TARP Capital Purchase Program" in Item 1 of this Report. In addition, the Bank and Company entered into MOUs with their primary regulators during 2011, which requires the Bank and the Company to notify the regulators prior to appointing any new executive officers.

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

        In light of the overall instability of the economy, the continued volatility in the financial markets, the downward pressure on bank stock prices and expectations of financial performance for the banking industry, including the Company, our estimates of goodwill fair value may be subject to change or adjustment and we may determine that impairment charges are necessary. The goodwill impairment analysis is a two-step test performed in accordance with Accounting Standards Codification ("ASC") 350. The analysis involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. To measure fair value under the first step, we use a combination of the "Discounted Cash Flow Method", the "Guideline Public Company Method", and the "Guideline Branch Transaction Method" all of which have management estimates and assumptions used to estimate fair value. If management's estimates and assumptions are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Goodwill may be written down in future periods.

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

        We are subject to extensive state and federal regulation, supervision and legislation, all of which is subject to material change from time to time. These laws and regulations increase the cost of doing business and have an adverse impact on our ability to compete efficiently with other financial service providers that are not similarly regulated. Changes in regulatory policies or procedures could result in management's determining that a higher provision for loan losses would be necessary and could cause higher loan charge-offs, thus adversely affecting our net earnings. Future regulation or legislation may impose additional requirements and restrictions on us in a manner that could adversely affect our results of operations, cash flows, financial condition and prospects.

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

        Management closely monitors our exposure to the South Korean economy and the activities of Korean banks with which we conduct business. To date, we have not experienced any significant loss attributable to our exposure to South Korea. Nevertheless, our efforts to minimize exposure to downturns in the South Korean economy may not be successful in the future, and another significant downturn in the South Korean economy could possibly result in significant credit losses for us.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorizes the issuance of 80,000,000 shares of common stock. As of February 29, 2012, there were approximately 71,282,518 shares of our common stock issued and outstanding, 1,374,150 shares of our authorized but unissued shares of common stock have been granted and are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," 949,460 shares of our authorized but unissued shares of common stock are reserved for issuance upon exercise of the warrant that we issued to the U.S.

Treasury in connection with our participation in the TARP Capital Purchase Program, plus an additional 143,920 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 6,592,416 shares of our common stock remain authorized, not reserved for stock options, and available for future issuance and sale at the discretion of our Board of Directors.

Shares of our preferred stock previously issued and preferred stock issued in the future could have dilutive and other effects.

        On December 12, 2008, we received $62,158,000 from the U.S. Treasury as part of the federal government's Capital Purchase Program. In exchange for the federal funding, we issued 62,158 shares of Series A Preferred Stock, each with a stated liquidation amount of $1,000 per share, to the U.S. Treasury. As of February 29, 2012, there were of 62,158 shares of our Series A Preferred Stock that were issued and outstanding.

        Shares of our preferred stock eligible for future issuance and sale also could have a dilutive effect on the market for the shares of our common stock, especially because of the fact that the preferred shares would have seniority with respect to our common stock. In addition to 80,000,000 shares of common stock, our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock. As of December 31, 2011, the total outlook:\\Personal Folders\Sent Itemsnumber of shares of authorized but unissued preferred stock was 4,937,842. The Board of Directors could authorize the issuance of such preferred shares at any time in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our capital stock. The rights, preferences, privileges and restrictions applicable to any series of preferred stock may be determined by resolution of our Board of Directors without the need for shareholder approval.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 45,952 square feet as of the date of this report. This lease expires March 31, 2015, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rent for the lease is currently $57,092.

        We have 24 full-service branch banking offices in Southern California, Texas, New Jersey, and New York. We also lease 8 separate LPOs in Newark, California; Aurora, Colorado (the Denver area); Atlanta, Georgia; Dallas, Texas; Houston, Texas; Fort Lee, New Jersey; Bellevue, Washington; and Annandale, Virginia. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire Office	Leased	7,426ft	[2]	N/A	$10,990	Branch Office	March 2015
3200 Wilshire Blvd. Suite 103							[w/right to extend for two
Los Angeles, CA							consecutive 5-year periods]

Rowland Heights Office	Leased	2,860ft	[2]	N/A	$8,525	Branch Office	May 2016
19765 E. Colima Road							[w/right to extend for one
Rowland Heights, CA							consecutive 5-year period]

Western Office	Leased	4,950ft	[2]	N/A	$26,543	Branch Office	June 2015
841 South Western Ave.							[w/right to extend for one
Los Angeles, CA							5-year period]

Olympic Office	Leased	9,247ft	[2]	N/A	$14,795	Branch Office	August 2019
2140 West Olympic Blvd.							[w/right to extend for two
Los Angeles, CA							5-year periods]

Valley Office	Leased	7,350ft	[2]	N/A	$12,156	Branch Office	October 2017
8401 Reseda Blvd.							[w/right to extend for two
Northridge, CA							consecutive 5-year periods]

Van Nuys	Leased	1,150ft	[2]	N/A	$2,288	Branch Office	March 2015
9700 Woodman Ave., # A-6							[w/right to extend for two
Arleta, CA							consecutive 5-year periods]

Downtown Office	Leased	5,500ft	[2]	N/A	$15,862	Branch Office	June 2019
401 East 11th St. Suite 207-211							[w/right to extend for two
Los Angeles, CA							5-year periods]

Cerritos Office	Leased	5,702ft	[2]	N/A	$9,000	Branch Office	January 2017
17500 Carmenita Road							[w/right to extend for two
Cerritos, CA							5-year periods]

Gardena Office	Leased	3,325ft	[2]	N/A	$4,489	Branch Office	November 2021
1701 W. Redondo Beach Blvd., #A							[w/right to extend for one
Gardena, CA							consecutive 5-year period]

Rancho Cucamonga Office	Leased	3,000ft	[2]	N/A	$5,850	Branch Office	November 2015
8045 Archibald Ave.							[w/right to extend for two
Rancho Cucamonga,CA							consecutive 5-year periods]

City Center Office	Leased	3,538ft	[2]	N/A	$17,690	Branch Office	May 2013
3500 West 6th Street #201							[w/right to extend for three
Los Angeles, CA							consecutive 5-year periods]

Irvine Office	Leased	1,960ft	[2]	N/A	$7,840	Branch Office	November 2013
14451 Red Hill Avenue							[w/right to extend for three
Tustin, CA							5-year periods]

Mid-Wilshire Office	Leased	3,382ft	[2]	N/A	$11,435	Branch Office	December 2012
3832 Wilshire Blvd.
Los Angeles, CA

Fashion Town Office	Leased	3,208ft	[2]	N/A	$6,163	Branch Office	March 2014
1300 S. San Pedro Street							[w/right to extend for two
Los Angeles, CA							consecutive 5-year periods]

Fullerton Office	Leased	1,440ft	[2]	N/A	$4,838	Branch Office	July 2013
5254 Beach Blvd.							[w/right to extend for one

Property	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Buena Park, CA							consecutive 2-year period]

Huntington Park Office	Purchased	4,350ft	[2]	$710,000	N/A	Branch Office	N/A
6350 Pacific Blvd.	in 2000
Huntington Park, CA

Torrance Office	Leased	2,360ft	[2]	N/A	$7,476	Branch office	June 2019
2390 Crenshaw Blvd. #D							[w/right to extend for two
Torrance, CA							consecutive 5-year periods]

Garden Grove Office	Purchased	2,549ft	[2]	$1,535,500	N/A	Branch Office	N/A
9672 Garden Grove Blvd.	in 2005
Garden Grove, CA

Manhattan Office	Leased	7,544ft	[2]	N/A	$32,857	Branch Office	September 2019
308 Fifth Ave.							[w/right to extend for one
New York, NY							consecutive 5-year period]

Bayside Office	Leased	2,445ft	[2]	N/A	$15,208	Branch Office	April 2012
210-16 Northern Blvd.							[w/right to extend for three
Bayside, NY							consecutive 5-year periods]

Flushing Office	Leased	2,300ft	[2]	N/A	$14,205	Branch Office	July 2018
150-24 Northern Blvd.							[w/right to extend for two
Flushing, NY							consecutive 5-year periods]

Fort Lee Office	Leased	2,264ft	[2]	N/A	$11,117	Branch Office	May 2017
215 Main Street							[w/right to extend for one
Fort Lee, NJ							5-year period]

Dallas Office	Purchased	7,000ft	[2]	$1,325,000	N/A	Branch &	N/A
2237 Royal Lane	in 2003					LPO Office
Dallas, Texas

Denver Office	Leased	1,135ft	[2]	N/A	$1,419	LPO Office	September 2012
2821 S. Parker Road #415
Aurora, CO

Atlanta Office	Leased	924ft	[2]	N/A	$1,800	LPO Office	December 2011
4864 Jimmy Carter Blvd., #202							[w/right to extend for one
Norcross, GA							1-year period]

Houston Office	Leased	1,096ft	[2]	N/A	$1,713	LPO Office	March 2014
9801 Westheimer #801
Houston, TX

Fort Worth Office	Purchased	3,500ft	[2]	$1,100,000	N/A	Branch Office	N/A
7553 Boulevard 26
N. Richland Hills, TX

Annandale Office	Leased	1,150ft	[2]	N/A	$2,190	LPO Office	May 2012
7535 Little River Turnpike #310A
Annandale, VA

Washington Office	Leased	136ft	[2]	N/A	$831	LPO Office	November 2012
10900 NE 8th Street #1000
Bellevue, WA

New Jersey Office	Leased	800ft	[2]	N/A	$1,850	LPO Office	March 2013
215 Main Street #201
Fort Lee, NJ

North California Office	Leased	145ft	[2]	N/A	$878	LPO Office	November 2012
39899 Balentine Dr. #200
Newark, CA

*
Monthly rent is based on figures at December 31, 2011

        Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

        On March 29, 2011, Wilshire Bancorp Inc., our former Chief Executive Officer, and our current Chief Financial Officer were named as defendants in a purported class action lawsuit filed in the United States District Court for the Central District of California, in a case entitled Michael Fairservice v. Wilshire Bancorp, Inc. et al. The complaint arises out of the Company's announcement that it had concluded an internal investigation in connection with the activities of its former senior marketing officer and implemented remedial procedures in response to that investigation. The internal investigation was conducted by the Company's audit committee with the assistance of outside independent professional firms and the Company's internal audit department, and was undertaken following questions from the FDIC regarding the loan files originated by that marketing officer and after the execution of a search warrant related to loan files involving the former officer, as well as to address activities of the former officer that had previously come to the attention of management. The scope of the Company's internal investigation focused on loan-related and other business activities of the former senior marketing officer. As part of its investigation, management discovered a deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for those loan originations and asset sales associated with the former officer. Specifically, these processes lacked effective supervision and oversight by our former Chief Executive Officer. Our former Chief Executive Officer, who was responsible for overseeing these matters, resigned following the reporting of these activities to our Board of Directors.

        The purported class action complaint alleges, among other things, that the defendants made false and/or misleading statements and/or failed to disclose that Wilshire Bancorp had deficiencies in its underwriting, origination, and renewal processes and procedures; was not adhering to its underwriting policies; lacked adequate internal and financial controls; and, as a result, its financial statements were materially false and misleading. Plaintiffs seek unspecified compensatory damages, among other remedies. Wilshire Bancorp and the other defendants filed motions to dismiss this complaint, which were granted on February 8, 2012. In connection with the granting of the motions to dismiss, the judge provided the plaintiffs with leave to file an amended complaint on or before February 29, 2012. Because the plaintiffs did not file an amended complaint within the specified time period, the judge by minute order, dated March 5, 2012, dismissed the class action lawsuit.

        On May 18, 2011, Wilshire Bancorp was named as a nominal defendant in a purported shareholder derivative lawsuit filed in Los Angeles Superior Court, in a case entitled Seong J. Kim v. Joanne Kim et al 44A. This case also names our former CEO (Joanne Kim), our current CEO (Jae Whan Yoo), our current CFO (Alex Ko), and our eight (8) directors at the time (Donald D. Byun, Lawrence Jeon, Kyu-Hyun Kim, Fred F. Mautner, Steven S. Koh, Richard Y. Lim, Young Hi Pak, and Harry Siafaris) as individual defendants. Subject to a reservation of rights, the defendants are being defended by the Federal Insurance Company pursuant to the Company's Directors and Officers Liability Policy. The purported complaint alleges, among other things, that the defendants breached their fiduciary duty by permitting the Company to issue public statements that were false and misleading, failing to disclose the conduct of a former loan officer and that the Company allegedly had deficiencies in its underwriting, origination and renewal processes and procedures, not adhering to its underwriting policies and lacking adequate internal and financial controls. On February 14, 2012, defendants filed demurrers and a motion to strike the complaint.

        In addition, the Securities and Exchange Commission has informally inquired as to information regarding the internal investigation discussed above and the adjustment to the Company's allowance for loan losses and provision for loan losses. The Company is providing this information and cooperating fully with the SEC's inquiry.

        In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. No loss contingency has been recorded in any period presented in the financial statements because such losses are either not probable or reasonably estimable (or both) at the present time. Management also considers the amount or range of reasonably possible losses and this amount is not material to any of the consolidated financial statements.

Item 4.    Mine Safety Disclosures

        Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

	Closing Sale Price
	High	Low
Year Ended December 31, 2011
First Quarter	$8.01	$4.77
Second Quarter	$5.34	$2.92
Third Quarter	$3.32	$2.42
Fourth Quarter	$3.63	$2.49
Year Ended December 31, 2010
First Quarter	$11.83	$7.85
Second Quarter	$11.64	$8.75
Third Quarter	$8.55	$6.07
Fourth Quarter	$7.85	$6.46

        On February 29, 2012, the closing sale price for the common stock was $4.35, as reported on the NASDAQ Global Select Market.

Shareholders

        As of February 29, 2012, there were 143 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

        It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our common shareholders beginning in the first quarter of 2005. In light of recent increased credit cost associated with the increase in non-performing loans, the Board of Directors approved a temporary suspension of our common stock dividend after the first quarter of 2010. While we currently pay cash dividends to the holders of our Series A Preferred Stock pursuant to our agreements under the TARP Capital Purchase Program, all dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. It is also possible that the Federal Reserve Board may require us to defer, or refuse to allow us to make dividend payments on our Series A Preferred Stock and trust preferred securities. Any dividend to our common shareholders must also comply with the restrictions in our outstanding Junior Subordinated Debentures and our Series A Preferred Stock described earlier in this Report, as well as applicable bank regulations. In addition, our MOU with the Reserve Bank prohibits us from paying any dividends, including TARP dividends or Series A Preferred Stock without the prior approval of the Reserve Bank.

        The following table shows cash dividends to our common shareholders declared by Wilshire Bancorp for the two years ended December 31, 2011:

Declaration Date	Payable Date	Record Date	Amount
February 23, 2010	April 15, 2010	March 31, 2010	$0.05 per share

        The following table shows cash dividends to US Treasury for our preferred stock for the two years ended December 31, 2011:

Date Paid	Period	Rate	Amount Paid
February 16, 2010	Nov 16, 2009 - Feb 15, 2010	5.00%	$776,975
May 15, 2010	Feb 16, 2010 - May 15, 2010	5.00%	$776,975
August 17, 2010	May 16, 2010 - Aug 15, 2010	5.00%	$776,975
November 16, 2010	Aug 16, 2010 - Nov 15, 2010	5.00%	$776,975
February 15, 2011	Nov 16, 2010 - Feb 15, 2011	5.00%	$776,975
May 16, 2011	Feb 16, 2011 - May 15, 2011	5.00%	$776,975
August 15, 2011	May 16, 2011 - Aug 15, 2011	5.00%	$776,975
November 15, 2011	Aug 16, 2011 - Nov 15, 2011	5.00%	$776,975

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

  •
  net income for the current fiscal year.

        The Bank's ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. Currently, the Bank is unable to pay dividends to the holding company without prior regulatory approval under the terms of its MOU and also because the Bank's undivided cumulative three year net income was negative.

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Incentive Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Option Plan, there were stock options outstanding to purchase 869,100 shares of our common stock as of December 31, 2011.

        During 1997, the Bank established the 1997 Stock Incentive Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in February 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 143,920 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2011 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans*
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,997,641	$9.61	2,018,639
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	1,997,641	$9.61	2,018,639

*
Does not includes securities reflected in column (a)

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

Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada, and Alaska. Both the $1 Billion—$5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Wilshire Bancorp Inc.	$100.00	$42.14	$49.79	$46.33	$43.29	$20.62
NASDAQ© Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL© $1B - $5B Bank Index	100.00	72.84	60.42	43.31	49.09	44.77
SNL© Western Bank Index	100.00	83.53	81.33	74.68	84.62	76.45

Source: SNL Financial LC, Charlottesville, VA

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the years in the five years ended December 31, 2011. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Summary Statement of Operations Data:
Interest income	$129,964	$156,420	$158,354	$148,633	$157,636
Interest expense	22,589	42,704	58,891	66,014	76,286
Net interest income before provision for losses on loans and loan commitments	107,375	113,716	99,463	82,619	81,350
Provision for losses on loans and loan commitments	59,100	150,800	68,600	12,110	14,980
Noninterest income	23,805	35,912	57,316	20,646	22,584
Noninterest expenses	68,785	67,376	57,369	48,400	44,839
Income (loss) before income taxes	3,295	(68,548)	30,810	42,755	44,115
Income taxes (benefit) provision	33,625	(33,790)	10,686	16,282	17,309
Preferred stock cash dividend and accretion of preferred stock	3,658	3,626	3,620	155	—
Net (loss) income available to common shareholders	(33,988)	(38,384)	16,504	26,318	26,806
Per Common Share Data:
Net (loss) income available to common shareholders:
Basic	$(0.61)	$(1.30)	$0.56	$0.90	$0.91
Diluted	$(0.61)	$(1.30)	$0.56	$0.90	$0.91
Book value per common share	$3.49	$5.72	$7.01	$6.65	$5.87
Weighted average common shares outstanding:
Basic	55,710,377	29,486,351	29,420,291	29,368,762	29,339,454
Diluted	55,710,377	29,486,351	29,429,299	29,407,388	29,449,211
Year-end common shares outstanding	71,282,518	29,477,638	29,483,307	29,413,757	29,253,311

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2011	2010	2009	2008	2007
Summary Statement of Financial Condition Data:
Total loans, net of unearned income(1)	$1,981,486	$2,326,624	$2,427,441	$2,051,528	$1,809,050
Allowance for loan losses	102,982	110,953	62,130	29,437	21,579
Other real estate owned	8,221	14,983	3,797	2,663	133
Total assets	2,696,854	2,970,525	3,435,997	2,450,011	2,196,705
Total deposits	2,202,309	2,460,940	2,828,215	1,812,601	1,763,071
Federal Home Loan Bank advances(2)	60,000	135,000	232,000	260,000	150,000
Junior subordinated debentures	87,321	87,321	87,321	87,321	87,321
Total shareholders' equity	309,582	229,162	266,136	255,060	171,786
Performance ratios:
Return on average total equity(3)	-11.46%	-12.69%	7.42%	14.14%	16.33%
Return on average common equity(4)	-16.66%	-17.96%	7.80%	14.30%	16.33%
Return on average assets(5)	-1.10%	-1.04%	0.67%	1.14%	1.31%
Net interest margin(6)	4.34%	3.76%	3.60%	3.81%	4.28%
Efficiency ratio(7)	52.44%	45.03%	36.59%	46.87%	43.14%
Net loans to total deposits at year end	85.30%	90.03%	83.63%	111.56%	101.38%
Common dividend payout ratio	0.00%	-3.84%	35.65%	22.34%	21.98%
Capital ratios:
Average common shareholders' equity to average total assets	7.39%	6.39%	7.08%	7.89%	8.01%
Tier 1 capital to quarter-to-date average total assets	13.86%	9.18%	9.77%	13.25%	10.36%
Tier 1 capital to total risk-weighted assets	19.59%	12.61%	14.37%	15.36%	11.83%
Total capital to total risk-weighted assets	20.89%	14.00%	15.81%	17.09%	14.58%
Asset quality ratios:
Nonperforming loans to total loans(8)	2.21%	3.06%	2.92%	0.76%	0.59%
Nonperforming asset to total loans and other real estate owned(9)	2.62%	3.68%	3.07%	0.89%	0.60%
Charge-offs (net of recoveries) to average total loans	3.16%	4.33%	1.73%	0.26%	0.66%
Allowance for loan losses to total loans at year end	5.20%	4.77%	2.56%	1.43%	1.19%
Allowance for loan losses to nonperforming loans	234.95%	155.76%	87.78%	189.27%	203.55%

(1)
Total loans is the sum of loans receivable and loans held-for-sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs)

(2)
At December 31, 2011, our borrowing capacity with the Federal Home Loan Bank was $645.3 million, with $585.3 million in remaining capacity

(3)
Net income divided by average total shareholders' equity

(4)
Net income available to common shareholders, divided by average common shareholders' equity

(5)
Net income divided by average total assets

(6)
Represents net interest income as a percentage of average interest-earning assets

(7)
Represents the ratio of noninterest expense to the sum of net interest income before provision for losses on loans and loan commitments and total noninterest income

(8)
Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more, and restructured loans

(9)
Nonperforming assets consist of nonperforming loans (see footnote no. 8 above), and other real estate owned

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2011. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

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

        On June 26, 2009, we acquired the banking operations of Mirae Bank from the FDIC, which had been named receiver of the institution. We acquired approximately $395.6 million in assets and assumed $374.0 million in liabilities. This included $285.7 million in loans, and $293.4 million in deposits in addition to five branch offices. The integration of former Mirae was successfully completed in the third quarter of 2009, during which 4 out of the 5 branches were merged as a result of their close proximity to our existing office locations. Even with the branch mergers, the retention rate for former Mirae deposit customers remained high.

        Over the past several years, our network of branches and LPOs has expanded geographically. We currently maintain twenty-four branch offices and eight LPOs. We recently expanded our network of LPOs and established two new offices in Newark, California, and Bellevue, Washington. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using strategic planning and market analysis, as our needs and resources permit.

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

        At December 31, 2011, we had approximately $2.67 billion in assets, $1.98 billion in total loans, and $2.02 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the East Coast market.

2011 Key Performance Indicators

        We believe the following were key indicators of our operations during 2011:

  •
  Our total assets decreased to $2.7 billion at the end of 2011, or a decrease of 9.2% from $3.0 billion at the end of 2010.

  •
  Our total deposits decreased to $2.2 billion at the end of 2011, or a decrease of 10.5% from $2.5 billion at the end of 2010.

  •
  Our total loans decreased to $2.0 billion at the end of 2011, or a decrease of 14.8% from $2.3 billion at the end of 2010.

  •
  Total net interest income before provision for loan losses decreased to $107.4 million in 2011, or a decline of 5.6%, from $113.7 million in 2010. The decrease in net interest income was a result of decrease in total loans, our largest source of interest income.

  •
  Provision for losses on loans and loan commitments decreased from $150.8 million at December 31, 2010, to $59.1 million at December 31, 2011, a decrease of $91.7 million or 60.8%.

  •
  Total noninterest income decreased to $23.8 million in 2011, a decrease of 33.7% from $35.9 million in 2010. The decrease in noninterest income was due to the reduction in gains from the sale of investments in addition to an increase in valuation allowance on held-for-sale loans.

  •
  Total noninterest expense increased to $68.8 million in 2011 or 2.1% from $67.4 million in 2010. The increase is mainly due to an increase in professional fees and in particular legal fees related to credit quality issues.

        Net loss available for common shareholders for 2011 increased to a loss of $34.0 million or $0.61 per basic and diluted common share, compared with a net loss of $38.4 million, or $1.30 per basic and diluted common share in 2010. The increase in net income was primarily attributable to a decrease in provisions for losses on loans and loan commitments in 2011. Compared to 2010, provisions decreased by $91.7 million to $59.1 million in 2011. The decrease in provisions helped to offset the $33.6 million in tax expenses mainly due to the valuation allowance expense recorded in the first quarter of 2011. The decrease in provisions for losses on loans and loan commitments is a result of improvement in credit quality and a reduction in problem loan sales in 2011 compared to 2010.

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

        Under ASC 320-10, investment securities that management has the positive intent and ability to hold-to-maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as "available-for-sale" and recorded at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

        The classification and accounting for investment securities are discussed in detail in Notes 1 and 4 of the footnotes to the consolidated financial statements presented elsewhere in this report. Under ASC 320-10, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other-than-temporarily impaired. The fair values of investment securities are generally determined by reference to market prices obtained from an independent external pricing service provider. In obtaining such valuation information from third parties, we have evaluated the methodologies used to develop the resulting fair values. We perform an analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. Prices from third party pricing services are often unavailable for securities that are rarely traded or are traded only in privately negotiated transactions.

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Impairments related to credit issued must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the

Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2011. Investment securities are discussed in more detail in Note 1 and 4 in the footnotes to our consolidated financial statements presented later in this report.

        As required under Financial Accounting Standards Board ("FASB") ASC 320-10-35-18, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making other-than-temporary impairment assessment for our portfolio of residual securities and pooled trust preferred securities. We consider factors such as remaining payment terms of the security, prepayment speeds, and the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

        As of December 31, 2011 and December 31, 2010, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2011 and 2010 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing risk in the market. We do not intend to sell the municipal bonds and it is more likely than not that we will not be required to sell the securities before recovery of the amortized cost basis as of December 31, 2011.

Small Business Administration Loans

        Certain SBA loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee ("ESF"). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The sales gain is recognized from the difference between the proceeds and the book value allocated to the sold portion.

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

        We capitalize the fair value allocated to ESF in two categories: (i) intangible servicing assets (the contracted servicing fee less normal servicing costs), and (ii) interest-only strip, or "I/O strip," receivables (excess of ESF over the contracted servicing fee). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Prior to December 31, 2006, the servicing asset was amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. However, a reversal may not exceed the original valuation allowance recorded. On January 1, 2007, we adopted ASC 860-50 and selected a fair value measurement method to measure our servicing assets and liabilities and recognized a onetime increase in their fair value of $80,000, net of tax effects. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair values, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

        We base our allowance for loan losses on an estimate of probable losses in our loan portfolio. Our methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

  •
  the specific review of individual loans in accordance with ASC 310-10

  •
  the segmenting and reviewing of loan pools with similar characteristics in accordance with ASC 450-10, and

  •
  our judgmental estimate based on various qualitative factors.

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

Held-For-Sale Loans

        Pursuant to ASC 310-10 a long lived asset to be sold is classified as held-for-sale when all of the following criteria are met;

  a.
  Management has authority to approve and commit to selling the asset

  b.
  The asset is immediately available-for-sale

  c.
  A plan to sell has been completed including actively locating buyers

  d.
  The sale is probable within 1 year and is expected to qualify as a sale

  e.
  The asset is actively being marketed for sale at a reasonably price

  f.
  The plan to sell indicates it is unlikely that significant change to the plan will be made or the plan will be withdrawn.

        If the Company has the intention to sell a note and if all of the criteria above are met, then the loan is be categorized as held-for-sale as of the date the decision is made. Once classified as "held-for-sale", the loan is measured at the lower of its carrying amount or fair value. Provisions and reserves are recorded to reflect a decline in fair value if the fair value is less than the loan carrying amount. Any subsequence decline or increase in fair value for held-for-sale loans are accounted for as an increase or decrease in valuation allowance for held-for-sale loans which directly affects earnings. When a classified as held-for-sale, the discount or premium is not amortized, but interest and expenses related to the note continue to be accrued. Loans transferred to held-for-sale continue to be recorded the same past due and nonaccrual treatment as other loans, if necessary. A valuation allowance may be recorded on loans categorized as held-for-sale and not sold in subsequent quarters if the value of the loan or underlying property declines based on quoted prices or appraisals.

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

Goodwill and Intangible Assets

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York, and from the Mirae Bank acquisition. As of December 31, 2011 goodwill stood unchanged from the previous year at $6.7 million, all of which is related to the Liberty Bank acquisition located in the East Coast. $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. Core deposit intangibles had cost bases of $664,000 and $656,000 related to the Liberty Bank and Mirae Bank transaction, respectively.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently our four East Coast branches. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

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

        During the fourth quarter of 2011, management performed an evaluation of goodwill related to the East Coast branches and concluded that there was no impairment of goodwill and that the fair value of the East Coast branches exceeded its carrying value as of December 31, 2011. The determination was based on the Company's goodwill impairment analysis, which was performed in accordance with ASC 350-20. The Company performed step 1 of the goodwill impairment which indicated that the fair value of the East Coast branches exceeded the carrying value. However, certain assumptions used in step 1 of the goodwill impairment analysis had a degree of uncertainty as to future outcomes. Some of these key assumptions used in step 1 of the analysis included: future growth assumptions of the East Coast branches, equity retention rates, and the estimated allowance for loan losses for the East Coast branches for future periods.

        Management ran sensitivity stress tests on certain assumptions used in step 1 of the goodwill impairment analysis stressing growth assumptions in addition to other factors used in the step 1 analysis. Even under the stress scenarios, the fair value continued to excess the carry value of equity for the East Coast branches. Therefore, management concluded that goodwill related to the East Coast branches was not impaired as of December 31, 2011, based on the results of the impairment analysis. The Company will continue to monitor the performance of the East Coast branches and perform an analysis for goodwill impairment on an annual basis, or more frequently, as needed.

Income Taxes

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

        Generally, income tax expense is the sum of two components: current tax expense and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense is recorded as deferred tax assets (liabilities) change from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely—than-not that a portion or all of the deferred tax assets will not be realized. At December 31, 2011 we had no deferred tax assets due to valuation allowance recorded during the year.

        In 2007, we adopted the provision of FASB ASC 740-10-25 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740-10, "Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, results in no tax benefit being recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $178,000 and related interest of $23,000 in 2011 and recognized an increase in the liability for unrecognized tax benefit of $259,000 and related interest of $18,000 in 2010. As of December 31, 2011, the total unrecognized tax benefit that would affect the effective rate if recognized was $543,000, and related interest was $55,000.

SBA Guaranteed Loan Sales

        In December 2009, FASB issued Accounting Standards Update ("ASU") 2009-16 Accounting for Transfers of Financial Assets, to codify FASB 166. Statement 166 is revision to Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Codified at ASC 860-20, the guidance requires more information about transfer of financial assets, including securitization transactions and where companies have continuing exposure to the risks related to transferred financial assets. The statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows, and a transferor's continuing involvement, if any, in transferred financial assets.

        As of January 1, 2010 (implementation date), the guidance changed the Company's categorization of SBA guaranteed portions of loans sold to third parties purchasers. Due to the following recourse provisions, sales accounting was not applied to these transactions:

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

If a transfer of a portion of a loan does not meet the participation definition, the transfer was treated as a secured borrowing with a pledge of collateral. Prior to the issuance of this statement, SBA guaranteed portions sold to third parties were treated as loans before and after the sale of the loan as sales accounting treatment was applied. However under this guidance, we previously classified SBA guaranteed portions of loans as secured borrowings and the recognition of gain on sale of SBA guaranteed loans was delayed by at least 90 days until the recourse provisions expired, and during that period, the loan balances were grossed-up and payment received were accounted for as secured borrowings.

        As of February 15, 2011, all guaranteed portions of SBA loans sold did not have any warranty or recourse periods. The Small Business Administration made changes to the sale of guaranteed portions of SBA loans that effectively removed any recourse provisions and thereby immediately qualified any loans sold after February 15, 2011 as sales transactions.

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

        Our average net loans were $2.02 billion in 2011, as compared with $2.36 billion in 2010 and $2.22 billion in 2009, representing a decrease of 14.3% in 2011 and an increase of 6.2% in 2010 from each of the prior annual periods. The decrease in loans in 2011 was largely a result of problem loan sales transaction throughout the year in addition to a decline in loan originations. Average interest-earning assets were $2.50 billion in 2011, as compared with $3.06 billion in 2010 and $2.78 billion in 2009, representing a decrease of 18.2% in 2011 and an increase of 9.8% in 2010 from each of the prior annual periods. Our average interest-bearing deposits decreased by 26.9% to $1.74 billion in 2011 and increased by 21.3% to $2.38 billion in 2010, as compared with $1.96 billion in 2009. Together with other borrowings (see "Financial Condition—Deposits and Other Sources of Funds" below), average interest-bearing liabilities decreased 23.7% to $1.99 billion in 2011 and increased by 10.5% to $2.61 billion in 2010, as compared with an increase of 29.7% to $2.36 billion in 2009.

        Our yields on interest-earnings assets were 5.24% in 2011, 5.16% in 2010, and 5.72% in 2009. Average yield on interest-earning assets decreased to 5.16% in 2010 compared to 5.72% in 2009 primarily due to loan interest income reversals as a result of an increase in non-accrual loans in 2010. As credit quality improved, total interest income reversal were reduced on non-accrual loans which helped to increase yield on earnings assets to 5.24% for the twelve months ended December 31, 2011. Total interest income declined 16.9% in 2011 to $130.0 million and declined 1.2% in 2010 to $156.4 million, down from $158.4 million in 2009. The decrease from 2010 to 2011 was largely related to the overall decline in loan balances year over year. Interest expense meanwhile has continued to decline, decreasing 47.1% to $22.6 million in 2011 and 27.5% to $42.7 million in 2010, as compared with $58.9 million in 2009. The decline in interest expense for 2010 and 2011 was attributable to a steady reduction in deposit rates throughout these periods.

        The combined result of our growth particularly in core deposits, and careful monitoring efforts with respect to cost of funds resulted in an increase in our net interest income in 2010. However in 2011, the decline in total loans during the year resulted in a decline in total interest income resulting in a decline in our net interest income for 2011 compared with the previous year. Net interest income before provision for losses on loan and loan commitments decreased 5.6%, or $6.3 million, to $107.4 million in 2011 and increased 14.3%, or $14.3 million, to $113.7 million in 2010, following an increase of 20.4%, or $16.8 million, in 2009 to $99.5 million. As a result of our lowered cost of funds in 2011 and 2010, our net interest spread increased from 3.22% in 2009 to 3.52% in 2010, and again increased to 4.10% in 2011. Net interest margin increased to 4.34% in 2011 compared to 3.76% in 2010 and 3.60% in 2009.

        The following table sets forth, for the periods indicated, our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Net loans(1)	$2,020,036	$121,707	6.02%	$2,358,149	$140,028	5.94%	$2,219,675	$139,295	6.28%
Securities of government sponsored enterprises	285,039	5,500	1.93%	484,974	12,928	2.67%	393,419	15,029	3.82%
Other investment securities(2)	43,241	1,677	6.00%	43,025	1,798	6.79%	35,786	1,544	6.29%
Federal funds sold	149,709	1,080	0.72%	169,461	1,666	0.98%	133,811	2,486	1.86%

Total interest-earning assets	2,498,025	129,964	5.24%	3,055,609	156,420	5.16%	2,782,691	158,354	5.72%
Total non-interest-earning assets	260,763			287,803			204,674
Total assets	2,758,788			$3,343,412			$2,987,365

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	$590,198	$5,291	0.90%	$880,618	$11,755	1.33%	$584,054	$13,842	2.37%
Super NOW deposits	23,869	84	0.35%	22,104	97	0.44%	20,546	177	0.86%
Savings deposits	89,582	2,487	2.78%	77,484	2,380	3.07%	55,639	1,932	3.47%
Time deposits of $100,000 or more	658,862	6,345	0.96%	745,139	10,370	1.39%	944,012	23,145	2.45%
Other time deposits	377,491	4,334	1.15%	654,099	12,495	1.91%	357,590	9,594	2.68%
FHLB borrowings and other borrowings	163,227	2,057	1.26%	142,759	3,124	2.19%	312,009	7,073	2.27%
Junior subordinated debenture	87,321	1,991	2.28%	87,321	2,483	2.84%	87,321	3,128	3.58%

Total interest-bearing liabilities	1,990,550	22,589	1.13%	2,609,524	42,704	1.64%	2,361,171	58,891	2.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	462,443			427,388			333,568
Other liabilities	41,129			32,605			21,429

Total non-interest-bearing liabilities	503,572			459,993			354,997
Shareholders' equity	264,666			273,895			271,197

Total liabilities and shareholders' equity	$2,758,788			$3,343,412			$2,987,365

Net interest income		$107,375			$113,716			$99,463

Net interest spread(3)			4.11%			3.52%			3.22%

Net interest margin(4)			4.34%			3.76%			3.60%

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $3.41 million, $2.83 million and, $2.69 million for the years ended December 31, 2011, 2010, and 2009, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, and include loans placed on non-accrual status.

(2)
Represents tax equivalent yields, non-tax equivalent yields for 2011, 2010, and 2009 were 3.88%, 4.18%, and 4.32%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2011 vs. 2010 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2010 vs. 2009 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans(1)	$(24,653)	$6,332	$18,321)	$2,418	$(1,685)	$733
Securities of government sponsored enterprises	(4,448)	(2,980)	(7,428)	74	(2,175)	(2,101)
Other Investment securities	60	(181)	(121)	182	72	254
Federal funds sold	(178)	(408)	(586)	(84)	(736)	(820)

Total interest income	(29,219)	2,763	(26,456)	2,590	(4,524)	(1,934)

Interest expense:
Money market deposits	(3,239)	(3,226)	(6,465)	503	(2,590)	(2,087)
Super NOW deposits	40	(53)	(13)	(5)	(75)	(80)
Savings deposits	1,199	(1,092)	107	432	16	448
Time deposit of $100,000 or more	(1,100)	(2,926)	(4,026)	(4,188)	(8,587)	(12,775)
Other time deposits	(4,199)	(3,960)	(8,159)	3,177	(276)	2,901
FHLB advances and other borrowings	2,408	(3,475)	(1,067)	(3,704)	(245)	(3,949)
Junior subordinated debenture	—	(492)	(492)	—	(645)	(645)

Total interest expense	(4,891)	(15,224)	(20,115)	(3,785)	(12,402)	(16,187)

Change in net interest income	$(24,328)	$17,987	$(6,341)	$6,375	$7,878	$14,253

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were $3.41 million, $2.83 million, and $2.69 million for the years ended December 31, 2011, 2010, and 2009, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, but include those placed on non-accrual status.

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

        Through the enhancement of our loan underwriting standards, proactive credit follow-up procedures, and aggressive disposal of problem loans through charge-offs and note sales, we experienced a substantial improvement in our overall credit quality related to the loan portfolio. Our provision for losses on loan and loan commitments decreased by 60.8% to $59.1 million in 2011 and increased 119.8% to $150.8 million in 2010 from $68.6 million in 2009. The increase in provisions from 2009 to 2010 was largely a result of charge-offs related to note sales as management sought to reduce the number of problem loans in the portfolio through sales transactions. The improvement in credit quality coupled with a reduction in overall loan charge-offs resulted in a reduction in provision for loan losses from 2010 to 2011. The problem loan sales helped reduce non-performing and potential non-performing loans from the portfolio reducing the need to continue to dispose of problem loans in the same manner in 2011.

        Total charge-offs in 2011 totaled $72.5 million compared to $109.2 million in 2010 and $36.7 million in 2009. Provision expense of $59.1 million for 2011 included the recapture of provision for losses for loan commitments totaling $503,000 while the $150.8 million provision in 2010 was inclusive of $1.4 million provision for losses on loan commitments, and the $68.6 million provision in 2009 included $1.3 million in provisions for loan commitments. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Noninterest Income

        Total noninterest income decreased to $23.8 million in 2011, compared to $35.9 million in 2010, and $57.3 million in 2009. Noninterest income was 0.9% of average assets in 2011, decreased from 1.1% and 1.9% of average assets in 2010 and 2009, respectively. We currently earn noninterest income from various sources, including deposit fees, gains from the sale of loans and securities, and income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

        The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

	2011		2010		2009
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Gain from acquisition of Mirae Bank	$—	0.0%	$—	0.0%	$21,679	37.8%
Service charges on deposit accounts	12,570	52.8%	12,545	34.9%	12,738	22.2%
Gain on sale of loans, net	5,186	21.8%	6,261	17.4%	3,694	6.4%
Loan-related servicing fees	4,615	19.4%	4,163	11.6%	3,703	6.5%
Gain on sale or call of securities	99	0.4%	8,782	24.5%	11,158	19.5%
Valuation of loans held-for-sale	(3,084)	-13.0%	—	0.0%	—	0.0%
Other income	4,419	18.6%	4,161	11.6%	4,344	7.6%

Total	23,805	100.0%	$35,912	100.0%	57,316	100.0%

Average assets	$2,758,788		$3,343,412		$2,987,365

Non-interest income as a % of average assets		0.9%		1.1%		1.9%

        Our largest source of noninterest income in 2009 was the gain relating to the acquisition of Mirae Bank, which represented 37.8% of total noninterest income. There were no gains on acquisition recorded in 2010 or 2011. The $21.7 million acquisition gain was recorded as a bargain purchase gain which resulted from the difference between the total fair value of assets acquired in the amount of $395.6 million, less $373.9 million in fair value of liabilities acquired from the acquisition of Mirae Bank.

        Our services charges on deposits was the largest source of noninterest income for 2011 and accounted for 52.8% of total noninterest income, and totaled $12.6 million, $12.5 million and $12.7 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively. Although total deposits declined from 2009 to 2011, service charges on deposit accounts remained relatively unchanged. Increases in service charge fees in addition to an increase in analysis fee charges on demand deposit accounts helped to maintain consistent levels of service charge income on deposit accounts. Analysis fees charges increased as total demand deposit accounts have increase year over year from 2009 to 2011. We constantly review service charge rates to maximize service charge income while maintaining a competitive edge in our markets.

        Net gain on sale of loans, representing approximately 21.8% of our total noninterest income in 2011 was our next largest source of noninterest income. Gain on sale of loans increased from $3.7 million in 2009 to $6.3 million in 2010, but then decreased to $5.2 million in 2011. The decrease is attributable to losses from the sale of problem loans in 2011 which are included in gain on sale of loans and is netted out. Historically, this source of noninterest income was derived primarily from the sale of the guaranteed portion of SBA loans which are sold in the secondary market for government securities while we retain the associated servicing rights. However in recent years, gains and losses from the sale of problem loans and mortgage loans became a larger portion of the total gain on sale of loans.

        Gains from the sale of guaranteed portions of SBA loans totaled $10.9 million for 2011, compared to $5.7 million at the end of 2010, and $3.9 million at 2009. The sale of problem loans resulted in a net loss of $6.0 million in 2011, compared to a gain of $105,000 in 2010, and a loss of $206,000 in 2009. Gains from the sale of mortgage loans totaled $217,000, $425,000 and $35,000 for years ended 2011, 2010, and 2009, respectively.

        Our third largest source of noninterest income in 2011 was loan-related servicing fees, which represented approximately 19.4% of our total noninterest income. This fee income consists of trade-financing fees and servicing fees on SBA loans sold. With our previous expansion of our trade-financing activities and the growth of our servicing loan portfolio, fee income has generally increased year over year. In 2011, loan-related servicing fees increased to $4.6 million, as compared to $4.2 million in 2010 and $3.7 million in 2009. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and interest only, or I/O strips that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

        Our liquidity position in 2009 and 2010 was strengthened as a result of strong deposit growth particularly core deposits. Our liquidity strength allowed us to profit from gains on the sale of securities. Gains from security sales and calls totaled $8.8 million in 2010 down from $11.2 million in 2009. Gain on sale or call of securities for 2011 was much smaller at $99,000 as there were no investments sold during the year. We did not sell investment in 2011 as the reinvestment rate was very low compared to our portfolio yield and selling investment would have put significant downward pressure on our net interest margin. As such we felt it more prudent to continue to earn interest income from these investments than to sell them for gains. The $99,000 represents gains that resulted from securities that were called during the year.

        Valuation of loans held-for-sale is recorded on loans previously categorized as held-for-sale which were not sold in subsequent quarters. If the value of loans, or underlying properties, declines in value based on quoted prices or appraisals, a valuation allowance is recorded to reflect the reduction in value. Valuation allowance on loans held-for-sale totaled $3.1 million in 2011 or 13.0% of total noninterest income. There was no recorded valuation allowance on loans held-for-sale during 2010 or 2009. The bulk of the valuation allowance was recorded on problem loans categorized as held-for-sale during 2011.

        Other non-interest income represented income from wire fees, insurance fees, other earning assets income, loan referral fees, SBA loan packaging fees, increase in cash surrender value of BOLI, and other miscellaneous income. Other income increased to $4.4 million for 2011, compared to $4.2 million in 2010, and $4.3 million in 2009.

Noninterest Expense

        Total noninterest expense increased to $68.8 million in 2011 from $67.4 million in 2010 and $57.4 million in 2009. The increase in 2011 and 2010 compared to 2009 was due largely to increases in OREO expenses and professional fees, specifically audit and legal fees. These fees have increased each period as we experienced deterioration in credit quality which in turn increased the cost related to OREO provisions and loss on sale of OREO. Legal fees increased due to the costs associated with foreclosures and legal fees associated with non-performing loans, and legal costs from the internal investigation and class action lawsuit. Noninterest expense as percentage of average assets increased to 2.5% in 2011 from 2.0% in 2010 and 1.9% in 2009. The efficiency ratio at December 31, 2011 was 52.44%, increased from 45.03% for 2010 and 36.6% for 2009. The efficiency ratio for 2009 includes a gain on purchase of Mirae Bank in noninterest income totaling $21.7 million. Without including the purchase gain in 2009, the efficiency ratio was 42.5%.

        The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

	2011		2010		2009
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$28,540	41.5%	$29,074	43.2%	$26,498	46.2%
Occupancy and equipment	7,826	11.4%	7,984	11.8%	7,456	13.0%
Professional fees	6,709	9.8%	5,009	7.4%	2,337	4.1%
Regulatory assessment fee	3,945	5.7%	4,523	6.7%	4,780	8.3%
Net loss on sale of OREO	3,053	4.4%	2,073	3.1%	(416)	-0.7%
Data processing	2,892	4.2%	2,721	4.0%	3,969	6.9%
Low income housing tax credit investment losses	2,454	3.6%	2,282	3.4%	—	0.0%
Advertising and promotional	1,222	1.8%	1,382	2.1%	1,143	2.0%
Outsourced service for customer	909	1.3%	1,028	1.5%	1,135	2.0%
Other operating expenses	11,235	16.3%	11,300	16.8%	10,467	18.2%

Total	68,785	100.0%	67,376	100.0%	57,369	100.0%

Average assets	$2,758,788		$3,343,412		$2,987,365

Non-interest expense as a % of average assets		2.5%		2.0%		2.1%

        Salaries and employee benefits historically represented more than half of our total noninterest expense and generally increases as our branch network and business volume expands. However, in the last few years, salaries and benefits accounted for less than half of total noninterest expense and decreased further to 41.5% in 2011 as other noninterest expense increased. Additional staffing was necessitated by our new office and branch openings, business growth, and the acquisition of Mirae Bank in 2009 and 2010. However, by 2010, we successfully controlled and maintained our total number of employees through effective allocation of our human resources. The number of full-time equivalent employees decreased to 376 at the end of 2011, as compared with 392 and 400 in 2010 and 2009, respectively. With decrease in employees in 2011, salaries and employee benefits decreased to $28.5 million for 2011, as compared with $29.1 million for 2010 and $26.5 million for 2009, representing a decrease of 1.8% in 2011. Assets per employee stood at $7.2 million for 2011, a decrease from $7.6 million for 2010 and $8.6 million in 2009.

        Occupancy and equipment expenses represent approximately 11.4% of total noninterest expenses and totaled $7.8 million in 2011, $8.0 million in 2010, and $7.5 million in 2009. Occupancy and equipment expenses declined by 2.0% in 2011 compared to an increase of 7.1% in 2010 from 2009. The increase in 2010 was attributable to the expansion of our office network and the additional office space and lease expenses for our new California and New York branch offices opened in 2009 and 2010.

        Professional fees generally increase as we grow and we expect these expenditures continue to be significant, as we address the enhanced SEC and NASDAQ corporate governance requirements and the local regulation of the states into which we expand our business operations. Professional fees were $6.7 million, $5.0 million, and $2.3 million, or 9.8%, 7.5%, and 4.1% of total noninterest expense, in 2011, 2010, and 2009, respectively. Professional fees increased by $2.7 million from 2009 to 2010 as a result of an increase in legal fees totaling $3.0 million. The $1.7 million increase from 2010 to 2011 was mostly due to a large increase in accounting and auditing fees which increased by $1.1 million during 2011. Legal fees also increased as a result of credit quality issues, our internal investigation, and costs related to the class action lawsuit.

        Regulatory assessment fee expenses represent FDIC insurance premium assessments. In 2011, these expenses decreased to $3.9 million, or 5.7% of total noninterest expense, from $4.5 million in 2010, and $4.8 million in 2009. Deposit insurance premiums decreased $578,000 in 2011 compared to 2010 due to the decrease in deposits and change in assessment calculation. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution's average consolidated total assets less average tangible equity, whereas previously the calculation was based on total domestic deposits of an institution.

        Net loss on sale of OREO totaled $3.1 million for 2011, or 4.4% of total non-interest expense. Net loss on sale of OREO for 2010 totaled $2.1 million and there was a gain on net OREO sales of $416,000 in 2009. The increase in loss on sale of OREO from 2009 to 2010 and then to 2011 is primarily due to the increase in loan foreclosures to OREO and OREO sales transactions that resulted from the credit deterioration experienced in the loan portfolio. With improvement in credit quality and reduction in OREOs, we expect these expenses to decline in the subsequent year.

        Data processing expenses increased to $2.9 million which represent 4.2% of total noninterest expense for 2011. This compares to data processing expenses of $2.7 million in 2010 and $4.0 million in 2009. The increase in data processing expenses in 2009 corresponded to the growth of our business as a result of the acquisition of Mirae Bank. One-time costs associated with the acquisition were expensed in 2009 as well. Data processing fees were decreased in 2010 due to the absence of further one-time costs in addition to the streamlining of Mirae Bank data. However, these expenses increased by $171,000 in 2011 compared to 2010.

        Loss on investment in low income housing tax credit ("LIHTC") investments represented 3.6% of total noninterest expenses and totaled $2.5 million in 2011. This compares with $2.3 million in expense for 2010 and no related expense in 2009. The Company uses equity method when accounting for partnership interest. The loss is related to current period losses allocated from the equity method of valuation in 2011.

        Advertising and promotional expenses decreased to $1.2 million in 2011 after having increased to $1.4 million in 2010 from $1.1 million in 2009. Advertising and promotional expenses represented 1.8% of total noninterest expense for 2011. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers of newly opened offices, especially in relatively new areas such as the East Coast market in New York and New Jersey. The expenses have remained fairly steady with no large fluctuations from 2009 to 2011.

        Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks to their customers, such as armored car services or bookkeeping services, and are recouped from the earnings credits earned by the respective depositors on their balances maintained with us. Due mainly to the increase in service activities and the increase in depositors demanding such services, our outsourced service costs generally rise in proportion with our business growth. Nonetheless, with our successful cost control measures and decrease in deposit balances, these expenses decreased to $909,000 in 2011 as compared to $1.0 million in 2010 and $1.1 million in 2009.

        All other noninterest expenses, made up of post-retirement benefit costs, office supplies, loan fees, director fees, and other expenses decreased by $41,000, or 0.4%, to $11.2 million in 2011 from $11.3 million in 2010. During 2010 other noninterest expense increased $833,000 or 8.0% from $10.5 million in 2009. A portion of the increase in 2010 represents a normal growth in association with the growth of our business activities and was in line with our expectation. However, approximately $900,000 was expensed in 2009 as a result of operational losses at our branches and in 2010 other loan expenses totaled $860,000, an increase of $780,000 from 2009.

Provision for Income Taxes

        For the year ended December 31, 2011, we had an income tax expense of $33.6 million on pretax net income of $3.3 million, representing an effective tax rate of 1020%, as compared with tax benefits of $33.8 million on pretax net loss of $68.5 million, representing an effective tax rate of 49.3% for 2010, and a provision of $10.7 million on pretax net income of $30.8 million, representing an effective tax rate of 34.7% for 2009.

        The effective tax rate increased significantly in 2011 compared to 2010 and 2009, due primarily to a deferred tax asset valuation allowance recorded as of December 31, 2011. The Company did not realize state tax benefits derived from doing business in an enterprise zone and low income housing tax credit funds. The Company, however, was able to partially realize federal tax benefit from low income housing tax credit funds (see "Other Earning Assets" for further discussion).

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

        During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence that can be objectively verified. The estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into 20-year carry-forward period. This extended realization period, combined with the objective evidence of three-year cumulative loss position represented significant negative evidence that caused the Company to conclude that a full valuation allowance was required against the deferred tax asset as of March 31, 2011 except for the portion that could be realized through two year carryback of net operating losses at that time. During the subsequent periods in 2011, the Company realized taxable income which effectively adjusted the deferred tax valuation allowance. As of December 31, 2011, valuation allowance for deferred tax asset was $41.3 million and these remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense if the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more-likely-than-not that the deferred tax asset will be utilized during the carry-forward period. As of December 31, 2011 the Company has taken full valuation allowance and had net deferred tax assets $0 million. As of December 31, 2010 and 2009, we had net deferred tax assets of $46.4 million and $18.7 million, respectively.

        On January 1, 2007, we adopted the provisions of ASC 740-10, "Accounting for Uncertainty in Income Taxes". As a result of applying the provisions of ASC 740-10, we recognized an increase in the liability for unrecognized tax benefit of $172,000 and no related interest. As of December 31, 2011, the total unrecognized tax benefit that would affect the effective rate if recognized was $543,000. The adjustment was solely related to the state exposure from California Enterprise Zone net interest deductions. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of the December 31, 2011, the total accrued interest related to uncertain tax positions was $55,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes.

        We file United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2007 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. As of December 31, 2011 the Company is under examination by the New York State Department of Taxation and Finance for the 2005, 2006, and 2007 tax years. Examinations for the 2007 and 2008 tax years under the California Franchise Tax Board are ongoing as well. We believe that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, we do not expect the examination results will have a material impact on our consolidated financial statement as of December 31, 2011.

Financial Condition

Investment Portfolio

        Investments are one of our major sources of interest income and are acquired in accordance with a comprehensively written investment policy addressing strategies, categories, and levels of allowable investments. This investment policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and is maintained a level management believes is appropriate for future flexibility in meeting anticipated funding needs.

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2011, 2010, and 2009, we had $170.0 million, $130.0 million, and $80.0 million, respectively, in overnight and term federal funds sold. We did not have any interest bearing deposits in other financial institutions as of December 31, 2011, 2010, or 2009.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2011, our investment portfolio was primarily comprised of United States government agency securities, accounting for 81.7% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" mortgage backed securities, or MBS, and collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 7.6% investment in corporate debt and 10.7% in municipal debt securities. Among this 18.3% of our investment portfolio that was not comprised of U.S. government securities, 55.1%, or $32.3 million carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 42.5%, or $25.2 million, carry an upper-medium "Investment Grade" rating of at least "A/A", and 2.4%, or $1.4 million, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2011. In accordance with ASC 320-10-65-1, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and if the debt security will be sold, it is more-likely-than-not that it will be required to sell the security before recovering the amortized cost or it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classified our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. We adopted ASC 820-10 and ASC 470-20 effective January 1, 2008, and ASC 820-10-35 effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses, and there were no such other-than-temporary-impairment in 2011. The fair market values of our held-to-maturity and available-for-sale securities were respectively $70,000 and $320.1 million as of December 31, 2011.

        The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	For the Years Ended December 31,
	2011		2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Held-to-Maturity:
Collateralized mortgage obligations	$66	$70	$85	$89	$109	$109

Total investment securities held-to-maturity	$66	$70	$85	$89	$109	$109

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$35,953	$36,220	$156,879	$155,382
Mortgage backed securities	13,659	14,475	18,129	18,907	131,617	131,711
Collateralized mortgage obligations	241,635	246,881	222,778	225,114	318,531	319,554
Corporate securities	24,646	24,414	2,000	2,021	2,000	2,017
Municipal securities	32,411	34,294	34,779	34,360	42,068	42,654

Total investment securities available-for-sale	$312,351	$320,064	$313,639	$316,622	$651,095	$651,318

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at December 31, 2011:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations	$—	$70	$—	$—	$70

Total investment securities held-to-maturity	$—	$70	$—	$—	$70

Available-for-Sale:
Mortgage backed securities	$5,576	$1,141	$264	$7,494	$14,475
Collateralized mortgage obligations	19,951	226,930	—	—	246,881
Corporate securities	—	24,414	—	—	24,414
Municipal securities	—	1,823	4,572	27,899	34,294

Total investment securities available-for-sale	$25,527	$254,308	$4,836	$35,393	$320,064

        Our investment securities holdings increased by $3.4 million, or 1.1%, to $320.1 million at December 31, 2011, compared to holdings of $316.7 million at December 31, 2010. Holdings at December 31, 2009 were $651.4 million. Total investment securities as a percentage of total assets were 11.9% and 10.7% at December 31, 2011 and 2010, respectively, compared to 19.0% at December 31, 2009. As of December 31, 2011, investment securities having a carrying value of $218.7 million were pledged to secure certain deposits. In addition to securing deposits, $37.6 million in investments was pledged at the Federal Reserve Bank Discount Window and $40.2 million was pledged at the Federal Home Loan Bank. The remainder was pledged against secured borrowing lines available at our correspondent banks.

        As of December 31, 2011, held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $85,000 in 2010 to $66,000 in 2011. The $19,000 HTM securities reduction in 2011 was due to pay-downs in principal. Available-for-sale securities, which are stated at their fair market values, increased to $320.1 million at December 31, 2011 from $316.6 million and $651.3 million at December 31, 2010 and 2009, respectively. The $3.4 million increase in investments in 2011 represented $140.8 million in purchases, $142.2 million in calls, maturities, and amortizations, and $4.8 million in changes to unrealized and realized gains. Meanwhile, the $334.7 million decrease in 2010 represented $553.1 million in purchases, $893.0 million in maturities, calls and, pay-downs, and $5.2 million in accretion, amortization, and changes to unrealized gain on investments.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010, respectively:

As of December 31, 2011

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	11,513	(53)	—	—	11,513	(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)

Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

As of December 31, 2010

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	27,650	(117)	—	—	27,650	(117)
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)

Total investment securities available-for-sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1)
The Company did not have any held-to-maturity investment securities with unrealized losses at December 31, 2011 and December 31, 2010.

        As of December 31, 2011, the total unrealized losses less than 12 months old were $285,000 and unrealized losses more than 12 months old totaled $12,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $35.9 million at December 31, 2011 and the aggregate fair value of investments with unrealized losses more than 12 months old was $799,000. As of December 31, 2010, the total unrealized losses less than 12 months old were $565,000 and unrealized losses more than 12 months old totaled $264,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $47.9 million at December 31, 2010 and the fair value of investments with unrealized losses more than 12 months old totaled $49.4 million for the same period.

        Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        We do not believe that any individual unrealized loss as of December 31, 2011 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We did not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs that had previously been rated "Aaa/AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2011 until the market value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal and corporate securities were primarily attributable to both changes in interest rates and a repricing of risk in the market. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2011 until the market value recovers or the securities mature.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held-for-sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees and costs and premiums and discounts. Total loans net of unearned income decreased by $345.1 million, or 14.8%, to $1.98 billion at December 31, 2011 from $2.33 billion at December 31, 2010. Total loans net of unearned income totaled $2.43 billion, $2.05 billion, and $1.81 billion, at December 31, 2009, 2008, and 2007, respectively. Total loans net of unearned income as a percentage of total assets were 73.5%, 78.3%, 70.6%, 83.7%, and 82.4%, at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

        In the ordinary course of our business, we originate and service our own loans. For held-for-sale loans that we choose to sell in the secondary market, we sell them with representations and warranties generally consistent with industry practices, but without recourse. The exception was with SBA loans, and it was our practice to resell these loans in the secondary market for the guaranteed portion with 90-day recourse. However, beginning March 2011, the recourse provision for SBA guaranteed portions sold was removed and no longer a standard for these transactions. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. And, for all loans we originate and carry, we have not had any subprime loans in our portfolio.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses. The properties may either be user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.63 billion, $1.91 billion, $1.98 billion, $1.60 billion, and $1.39 billion, as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively. Real estate secured loans as a percentage of total loans were 82.0%, 82.3%, 81.4%, 77.8%, and 76.6% at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

        The decline in the real estate market has caused a few key purchasers in the market to have experienced financial difficulties due to the ongoing credit crisis. Our total home mortgage loan portfolio outstanding at the end of 2011 and 2010 were $65.8 million and $47.7 million, respectively, and represented only a small fraction of our total loan portfolio at 3.3% in 2011 and 2.1% in 2010. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial. Residential mortgage loans with unconventional terms such as interest only mortgages and option adjustable rate mortgages at December 31, 2010 were $1.2 million and $944,000, respectively, inclusive of loans held temporarily for sale or refinancing. At December 31, 2011, we no longer had any residential mortgage loans with unconventional terms previously mentioned.

        Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $280.6 million, $325.6 million, $386.0 million, $387.8 million, and $330.1 million at the end of 2011, 2010, 2009, 2008, and 2007, respectively. Commercial and industrial loans were 14.2%, 14.0%, 15.9%, 18.9%, and 18.2%, as a percentage of total loans at the end of 2011, 2010, 2009, 2008, and 2007, respectively. In the current economic environment, we exercise more due diligence in acquiring new loans, in particular loans with no collateral. However, with the high concentration of real estate secured loans, we plan to focus more on commercial lending in the short term.

        Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2011, the balance of consumer loans was down by $606,000 to $15.1 million, as compared with $15.7 million, $17.3 million, $23.7 million, and $33.6 million at the end of 2010, 2009, 2008, and

2007, respectively. Consumer loans as a percentage of total loans have been less than 1% for the past 3 years.

        Construction loans are generally extended as a temporary financing vehicle only, and historically represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. Construction loans decreased to $61.2 million as of December 31, 2011, as compared with $71.6 million, $48.4 million, $43.2 million, and $59.4 million at the end of 2010, 2009, 2008, and 2007, respectively.

        Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, and leasehold improvements, or to provide permanent working capital. SBA-guaranteed loans usually have longer maturities (8 to 25 years). We generally limit commercial real estate loan maturities to five to eight years. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to industry, location, and their current and target markets.

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the California Department of Financial Institutions at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. The indemnification asset at December 31, 2011 totaled $21.9 million. The total fair value of loans acquired from Mirae Bank totaled $285.7 million at June 26, 2009.

        The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	December 31, 2011	December 31, 2010	December 31, 2009
Non-covered loans:
Construction	$61,832	$72,258	$48,371
Real estate secured	1,490,504	1,757,328	1,783,638
Commercial and industrial	253,092	276,739	325,034
Consumer	15,001	15,574	16,626

Gross loans	1,820,429	2,121,899	2,173,669
Unearned Income	(4,433)	(4,765)	(5,311)

Total loans	1,815,996	2,117,134	2,168,358
Allowance for losses on loans	(92,640)	(104,349)	(61,377)

Net loans	$1,723,356	$2,012,785	$2,106,981

Covered loans:
Construction	$—	$—	$—
Real estate secured	137,144	159,699	196,066
Commercial and industrial	28,267	49,680	62,409
Consumer	79	111	608

Gross loans	165,490	209,490	259,083
Allowance for losses on loans	(10,342)	(6,604)	(753)

Net loans	$155,148	$202,886	$258,330

Total loans:
Construction	$61,832	$72,258	$48,371
Real estate secured	1,627,648	1,917,027	1,979,704
Commercial and industrial	281,359	326,419	387,443
Consumer	15,080	15,685	17,234

Gross loans	1,985,919	2,331,389	2,432,752
Unearned Income	(4,433)	(4,765)	(5,311)

Total loans	1,981,486	2,326,624	2,427,441
Allowance for losses on loans	(102,982)	(110,953)	(62,130)

Net loans	$1,878,504	$2,215,671	$2,365,311

        In accordance with ASC 310-30 covered loans were divided into "SOP 03-3 Loans" and "Non-SOP 03-3 Loans", of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan type: construction, commercial & industrial, real estate secured, and consumer. The covered loans at the acquisition date of June 26, 2009 are presented in the following table:

(Dollars in Thousands)	SOP 03-3 Loans	Non-SOP 03-3 Loans	Total Covered Loans
Construction	$—	$—	$—
Real estate secured	1,838	135,306	137,144
Commercial and industrial	206	28,061	28,267
Consumer	—	79	79

Total Covered Loans	$2,044	$163,446	$165,490

        The following table represents the carry value of SOP 03-3 and non-SOP 03-3 loans acquired from Mirae Bank at December 31, 2011, 2010, and 2009:

(Dollars in Thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Non-SOP 03-3 loans	$163,446	$203,701	$248,204
SOP 03-3 loans	2,044	5,789	10,879

Total outstanding balance	165,490	209,490	259,083
Allowance related to these loans	(10,342)	(6,604)	(753)

Carrying amount, net of allowance	$155,148	$202,886	$258,330

        Allowance for loan losses for covered loan acquired through the acquisition of Mirae Bank was $10.3 million, $6.6 million and $753,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Total allowance for these loans increased $3.7 million or 56.6% from December 31, 2010 to December 31, 2011. The increase was due in part due to one loan that became impaired during 2011 which carry value of $8.2 million and impairment balance of $1.5 million. The remaining change was due to an overall rise in loss rates due to an increase in overall charge-offs in 2010 and 2011.

        The following table represents the current balance of SOP 03-3 acquired from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Breakdown of SOP 03-3 Loans
Real Estate loans	$1,838	$5,064	$6,881
Commercial loans	$206	$725	$3,998

        Loan acquired from the acquisition of Mirae Bank were discounted. Accretion of $2.4 million, $4.0 million, and $6.7 million on loans purchased at discount of $54.9 million were recorded as interest income for the year ended December 31, 2011, 2010, and 2009, respectively, as follows:

(Dollars in Thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Beginning balance of discount on loans	$13,557	$30,846	$54,964
Discount accretion income recognized	(2,404)	(4,000)	(6,714)
Disposals related to charge-offs	(4,148)	(11,356)	(15,829)
Disposals related to loan sales	(24)	(1,933)	(1,575)

Carrying amount, net of allowance	$6,981	$13,557	$30,846

        The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2011	2010	2009	2008	2007
Construction	$61,213	$71,596	$48,371	$43,180	$59,443
Real estate secured	1,624,578	1,913,723	1,975,826	1,596,927	1,385,986
Commercial and industrial	280,630	325,634	385,958	387,752	330,052
Consumer	15,065	15,671	17,286	23,669	33,569

Total loans, net of unearned income(1)	1,981,486	2,326,624	2,427,441	2,051,528	1,809,050
Allowance for losses on loans	(102,982)	(110,953)	(62,130)	(29,437)	(21,579)

Net loans	$1,878,504	$2,215,671	$2,365,311	$2,022,092	$1,787,471

Participation loans sold and serviced by the Company	$488,288	$463,889	$432,591	$314,988	$338,166
Percentage breakdown of gross loans:
Construction	3.1%	3.1%	2.0%	2.1%	3.3%
Real estate secured	82.0%	82.2%	81.4%	77.8%	76.6%
Commercial and industrial	14.2%	14.0%	15.9%	18.9%	18.2%
Consumer	0.8%	0.7%	0.7%	1.2%	1.9%

(1)
Includes loans held-for-sale, which are recorded at the lower of cost or market, of $53.8 million and $37.9 million at December 31, 2011 and December 31, 2010, respectively.

        The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2011. In addition, the table below shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances at December 31, 2011 before netting unearned income totaling $4.4 million:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	December 31, 2011
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$61,832	$—	$—	$61,832
Real estate secured	1,108,079	489,053	30,516	1,627,648
Commercial and industrial	278,617	2,742	—	281,359
Consumer	13,797	1,283	—	15,080

Gross loans	$1,462,325	$493,078	$30,516	$1,985,919

Loans with variable interest rates	$1,202,940	$—	$—	$1,202,940
Loans with fixed interest rates	$259,385	$493,078	$30,516	$782,979

        The majority of the properties that we take as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country had generally increased in the last 10-year span from 1996 to 2006. Since late 2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further decline in the real estate market across the nation through 2010. Nonetheless, as of year-end 2011, 82.0% of our loans are secured by first mortgages on various types of real estate. We expect to see the decline in real estate values to continue into the first half of 2012, so with the current economic conditions, property values may decline further in 2012.

Nonperforming Assets

        Nonperforming assets, or NPAs, consist of nonperforming loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estate owned, or OREO, and repossessed vehicles, acquired by foreclosure or similar means that management intends to offer for sale. The treatment of nonperforming status for held-for-sale loans is the same for as other loans and are accounted for at the lower of cost or fair value.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. However, the general economic condition of the U.S. as well as the local economies in which we do business have shown a gradual decline as the housing sector and GDP growth continued to show weakness through 2011. The effect of the unfavorable economy environment impacted the strength of our borrowers' credit and financial status which elevated NPL levels during 2008 to 2011. However, through note sales and charge-offs and enhanced monitoring of problem loans, NPLs, net of SBA guaranteed portion decreased to $43.8 million at the end of 2011 compared to $71.2 million, $70.8 million, $15.6 million, and $10.6 million at the end of 2010, 2009, 2008, and 2007, respectively. At December 31, 2011, the NPLs as a percentage of total loans was 2.21%, compared to 3.06%, 2.92%, 0.76%, and 0.59% at December 31, 2010, 2009, 2008, and 2007, respectively.

        Although we experience a decline in non-performing loans in 2011, construction non-performing loans increased from $0 at December 31, 2010 to $12.5 million at December 31, 2011. The increase was a result of one borrower with two construction loans related to low income housing tax credit developments. The Company was made aware that the tax credits applied for by the borrower was denied, seriously jeopardizing the development related to the loans. Although the loans were still performing in accordance with their initial terms at December 31, 2011, the denial in tax credits prompted a change in classification of the loans to non-performing.

        As of December 31, 2011, we had $8.2 million in other NPAs, which was comprised of fourteen OREOs, with thirteen of those foreclosed in 2011. We have listed these properties for sale or are directly selling these properties as of December 31, 2011. Among these fourteen OREOs, we have recorded $3.8 million in provisions for eleven of the properties. Of the ten OREOs sold in year 2011, the Bank recorded a loss of $3.1 million. As of December 31, 2010, we had $15.0 million as other NPAs, which comprised of eighteen OREOs, with fifteen of those foreclosed in 2010. Among the eighteen OREOs, we had recorded $1.8 million in provisions for twelve of the properties. Of the seven OREOs sold in year 2010, the Bank recorded a loss of $2.1 million. At December 31, 2009, we had $3.8 million as other NPAs, which was comprised of fifteen OREOs, with nine of those foreclosed in

2009. At December 31, 2008, we had $2.7 million as other NPAs, which was comprised of eight OREOs, with seven of those foreclosed in 2008. At the end of 2007, the majority of our OREO was attributable to a single OREO valued at $133,000, which was foreclosed in the fourth quarter of 2007. Together with OREO and repossessed vehicles, our ratio of NPAs as a percentage of total loans and other nonperforming assets equaled 2.62%, 3.68%, 2.17%, 0.74%, and 0.60% as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2011. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following table provides information with respect to the components of our NPAs as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guaranteed portion for the gross NPAs):

Non-performing Assets

(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Total non-accrual loans
(Net of SBA guaranteed portions):(1)
Construction	$12,548	$—	$—	$—	$—
Real estate secured	29,088	67,576	63,571	9,334	8,154
Commercial and industrial	2,196	3,629	5,805	5,874	1,986
Consumer	—	27	70	131	154

Total	43,832	71,232	69,446	15,339	10,294

Loans 90 days or more past due and still accruing:
Real estate secured	—	—	1,317	—	117
Commercial and industrial	—	—	—	213	4
Consumer	—	—	19	—	187

Total	—	—	1,336	213	308

Total non-performing loans(2)	43,832	71,232	70,782	15,552	10,602

Repossessed vehicles	—	—	—	—	50
Other real estate owned	8,221	14,983	3,797	2,663	133

Total non-performing assets, net of SBA guarantee	$52,053	$86,215	$74,579	$18,215	$10,785

Troubled debt restructurings(3)	$22,383	$48,746	$64,612	$2,161	$—
Non-performing loans as a percentage of total loans	2.21%	3.06%	2.92%	0.76%	0.59%
Nonperforming assets, net of SBA guarantee, as a percentage of total loans and other nonperforming assets	2.62%	3.68%	3.07%	0.89%	0.60%
Allowance for loan losses as a percentage of nonperforming loans	234.95%	155.76%	87.78%	189.27%	203.55%

(1)
During the fiscal year ended December 31, 2011, no interest income related to these loans were included in net income. Additional interest income of approximately $4.6 million would have been recorded during the year ended December 31, 2011, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2011 or, if not outstanding throughout the fiscal year ended December 31, 2011, since origination.

(2)
During the fiscal year ended December 31, 2011, no interest income related to this loan was included in net income. Additional interest income would be negligible during the year ended December 31, 2011, if this loan had been paid in accordance with its original term and had been outstanding throughout the fiscal year ended December 31, 2011.

(3)
Covered troubled debt restructurings at December 31, 2011 totaled $7.6 million and is included in the table above.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which is charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled "Provision for Loan Losses and Loan Commitments".

        The allowance for loan losses is comprised of two components, specific valuation allowance ("SVA") or allowance on impaired loans that are individually evaluated, and general valuation allowance ("GVA") or allowance on loans that are evaluated as pools based on historical experience and qualitative adjustments ("QA") which are used to estimate losses not captured by historical experience. Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the QA methodology due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are not past due more than 30 days without signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Watch Loans—Performing loans with borrowers with adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree of being considered a problem loan.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure should be documented.

  Substandard—Loans inadequately protected by the current worth and paying capacity of the obligor or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

  Doubtful—Loans having all the weakness inherent in a "substandard" classification but with collection or liquidation highly questionable with the possibility of loss as some future date evident.

        We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for our GVA estimations. A QA matrix is also used to estimate losses not captured by historical experience. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or "GAAP". All these components are added together for a final allowance for loan losses figure on a quarterly basis.

        Net charge-offs in 2011 decreased to $67.6 million compared to $105.6 million in 2010. Total net charge-offs in 2010 were much higher compared to the previous years and 2011 due to the large amount of note sales transactions in 2010 and the discovery of a material weakness in our internal controls related to loan originations and underwriting, in addition to the weak business climate adversely impacted the financial condition of a number of our clients. The net charge-offs in 2011 were comprised of $3.8 million in construction loan charge-offs, $58.0 million of real estate secured net loan charge-offs, $5.6 million of commercial and industrial loans net charge-offs, and $195,000 consumer loan net charge-offs. The $67.6 million in net charge-offs represents 3.16% of average total loans in 2011, as compared with 4.33%, 1.57%, 0.26%, and 0.66% in 2010, 2009 2008, and 2007, respectively.

        With the improvement in credit quality experienced in 2011 in addition to the reduction in NPAs, allowance for loan losses declined $8.0 million to $103.0 million at December 31, 2011 compared to $111.0 million at December 31, 2010. Prior year allowance for loan losses totaled $62.1 million, $29.4 million, and $21.6 million at December 31, 2009, 2008, and 2007, respectively. Even with the decrease in allowance for loan losses and loan commitments experienced in 2011, we were still able to maintain the adequate ratio of allowance for loan losses to gross loans at 5.19%, 4.76%, 2.56%, 1.43%, and 1.19% at the end of 2011, 2010, 2009, 2008, and 2007, respectively.

        Although management believes our allowance at December 31, 2011 was adequate to absorb losses from any known and inherent risks in the portfolio, economic conditions which adversely affect our service areas or other variables may result in further increased losses in the loan portfolio in the future.

        Information on impaired loans is listed in the following table for December 31, 2011 and December 31, 2010:

	Unpaid Principal Balances For Year Ended
(Dollars in Thousands)	December 31, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$36,529	$77,076
With Charge-Offs	57,173	50,008
Without Specific Reserves
Without Charge-Offs	28,157	19,692
With Charge-Offs	22,362	60,225

Total Impaired Loans	144,221	207,001
Allowance on Impaired Loans	(14,055)	(14,031)

Impaired Loans Net of Allowance	$130,166	$192,970

Impaired Loans Average Balance	$146,217	$211,711

*
Impaired loans at December 31, 2011 and December 31, 2010 had SBA guarantee portion and discount on acquired loans totaling $73.6 million and $87.0 million, respectively.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Balances:
Allowance for loan losses:
Balances at beginning of period	$110,953	$62,130	$29,437	$21,579	$18,654
Actual charge-offs:*
Real estate secured	62,265	90,976	11,231	1,070	785
Commercial and industrial	9,930	17,986	24,820	5,174	8,752
Consumer	260	267	692	903	1,734

Total charge-offs	72,455	109,229	36,743	7,147	11,271

Recoveries on loans previously charged off:
Real estate secured	488	1,073	—	—	—
Commercial and industrial	4,329	2,393	1,112	1,927	119
Consumer	65	144	140	213	204

Total recoveries	4,882	3,610	1,252	2,140	323
Net loan charge-offs	67,573	105,619	35,491	5,007	10,948
FDIC Indemnification	—	5,053	856	—	—
Provision for loan losses	59,603	149,389	67,328	12,865	13,873

Balances at end of period	$102,982	$110,953	$62,130	$29,437	$21,579

Allowance for loan commitments:
Balances at beginning of year	$3,926	$2,515	$1,243	$1,998	$891
Provision for losses on loan commitments	(503)	1,411	1,272	(755)	1,107

Balance at end of period	$3,423	$3,926	$2,515	$1,243	$1,998

Ratios:
Net loan charge-offs to average total loans	3.16%	4.33%	1.57%	0.26%	0.66%
Allowance for loan losses to gross loans at end of period	5.19%	4.76%	2.56%	1.43%	1.19%
Net loan charge-offs to allowance for loan losses at end of period	65.62%	95.19%	57.12%	17.01%	50.73%
Net loan charge-offs to provision for losses on loans and loan commitments	114.34%	70.04%	51.74%	41.35%	73.08%

*
Charge-off amount for the year ended December 31, 2011 includes net charge-offs of covered loans amounting to $2.1 million which represents gross covered loan charge-offs of $9.0 million less FDIC receivable portions totaling $6.9 million.

        Impairment unpaid principal balances (not net active principal balances as shown in the allowance tables) with specific reserve and those without specific reserves as of December 31, 2011 and December 31, 2010 are listed in the following table by loan type:

	December 31, 2011			December 31, 2010
(Dollars In Thousands)	Unpaid Principal Balance*	Related Allowance	Average Balance	Unpaid Principal Balance*	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$4,563	$183	$4,563	$9,985	$1,112	$9,985
Carwash	12,012	935	12,022	20,580	2,197	20,626
Hotel/Motel	5,163	529	5,276	16,669	323	18,295
Land	281	83	281	2,211	433	2,212
Other	18,519	2,472	18,628	33,713	909	33,499
Construction	1,245	114	1,246	—	—	—
Residential Real Estate	8,188	2,304	8,188	2,773	142	2,777
SBA Real Estate	30,354	1,363	30,499	21,687	590	21,766
SBA Commercial	7,636	1,473	7,989	10,379	2,115	10,663
Commercial	5,741	4,599	6,240	9,087	6,210	9,472

Total With Related Allowance	93,702	14,055	94,932	127,084	14,031	129,295
Without Specific Reserves
Commercial Real Estate
Gas Station	8,576	—	8,669	8,942	—	8,961
Carwash	1,299	—	1,312	6,119	—	6,123
Hotel/Motel	8,703	—	8,779	2,441	—	2,443
Land	—	—	—	16,066	—	16,066
Other	11,539	—	11,626	23,148	—	24,451
Residential Real Estate	563	—	566	4,790	—	4,816
Construction	4,359	—	4,359	—	—	—
SBA Real Estate	14,984	—	15,458	17,260	—	18,181
SBA Commercial	424	—	429	651	—	871
Commercial	72	—	87	500	—	503

Total Without Related Allowance	50,519	—	51,285	79,917	—	82,415

Total	$144,221	$14,055	$146,217	$207,001	$14,031	$211,711

*
Recorded investment adjustment is deemed not material in this presentation

        Delinquent loans by days past due as of December 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	December 31, 2011
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$327	$—	$3,851	$4,178
Carwash	937	1,457	4,792	7,186
Hotel/Motel	—	454	2,784	3,238
Land	—	—	—	—
Other	1,255	8,310	9,994	19,559
Residential Real Estate	1,039	1,017	976	3,032
Construction	—	—	—	—
SBA Real Estate	1,069	1,087	1,894	4,050
SBA Commercial	914	196	48	1,158
Commercial	1,360	402	1,224	2,986
Consumer/Other	—	—	—	—

Total	$6,901	$12,923	$25,563	$45,387

Non-Accrual Loans Listed Above	$1,657	$2,648	$25,563	$29,868

	December 31, 2010
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due*
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,798
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,359
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	73

Total	$23,492	$22,231	$42,657	$88,380

Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

*
Balances are net of SBA guaranteed portions.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	December 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$675	$17,795	$2,520	$20,990
Carwash	10,075	14,400	1,115	25,590
Hotel/Motel	20,919	12,175	2,784	35,878
Land	3,861	281	—	4,142
Other	86,699	75,973	7,855	170,527
Residential Real Estate	896	1,521	326	2,743
Construction	—	12,548	—	12,548
SBA Real Estate	3,442	7,545	1,121	12,108
SBA Commercial	1,133	2,995	—	4,128
Commercial	9,173	13,809	627	23,609
Consumer/Other	—	3	—	3

Total	$136,873	$159,045	$16,348	$312,266

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total*
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165

Total	$118,561	$247,119	$14,227	$379,907

*
Balances are net of SBA guaranteed portions

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding At December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Applicable to:
Construction	$4,218	$7,262	$411	$190	$557
Real estate secured	79,221	79,441	34,458	11,628	13,445
Commercial and industrial	19,391	24,069	27,059	17,209	7,023
Consumer	152	181	202	410	554

Total allowance	$102,982	$110,953	$62,130	$29,437	$21,579

Percentage breakdown of allowance:
Construction	4.09%	6.55%	0.66%	0.65%	2.58%
Real estate secured	76.93%	71.60%	55.46%	39.50%	62.30%
Commercial and industrial	18.83%	21.69%	43.55%	58.46%	32.55%
Consumer	0.15%	0.16%	0.33%	1.39%	2.57%

Total allowance	100.00%	100.00%	100.00%	100.00%	100.00%

        The following tables represents the breakdown of the allowance for loan losses at December 31, 2011 and December 31, 2010 by loan type:

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction			Commercial		Total
December 31, 2011
Balance at Beginning of Year	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Total Charge-Off	4,143	8,779	21,127	3,430	17,760	2,258	3,805	963	2,869	7,061	260	72,455
Total Recoveries	—	87	2	107	119	3	—	170	146	4,182	65	4,881
Provision For Loan Losses	5,027	9,476	13,810	2,301	25,894	3,092	761	1,384	1,232	(3,540)	166	59,603

Balance at Year End	$4,816	$7,003	$11,768	$1,616	$48,043	$3,453	$4,218	$2,522	$3,859	$15,532	$152	$102,982

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction			Commercial		Total
December 31, 2010
Balances at beginning of year	$2,109	$3,835	$4,631	$1,202	$18,329	$806	$411	$3,535	$5,425	$21,615	$232	$62,130
Total Charge-Off	4,363	6,585	18,473	11,045	44,968	1,829	401	3,314	2,902	15,080	266	109,226
Total recoveries	82	—	11	—	200	45	5	719	421	1,981	143	3,607
FDIC Indemnification	432	529	130	—	(79)	—	—	373	290	3,313	65	5,053
Provision For Loan Losses	5,672	8,440	32,784	12,481	66,308	3,594	7,247	618	2,116	10,122	7	149,389

Balance At December 31st	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

        The table below presents the breakdown of allowance by specific valuation and general valuation allowance at December 31, 2011 and December 31, 2010:

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction			Commercial		Total
December 31, 2011
Impaired Loans	$8,572	$7,330	$8,570	$281	$21,748	$1,502	$12,548	$14,166	$1,909	$5,242	$—	$81,868
Specific Allowance	$183	$935	$529	$83	$2,472	$114	$2,304	$1,363	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	2.13%	12.76%	6.17%	29.54%	11.37%	7.59%	18.36%	9.62%	77.16%	87.73%	0.00%	17.17%
Non-Impaired Loans	$102,457	$47,321	$132,252	$17,568	$1,048,248	$114,364	$49,284	$103,269	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$4,633	$6,068	$11,239	$1,533	$45,571	$3,339	$1,914	$1,159	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	4.52%	12.82%	8.50%	8.73%	4.35%	2.92%	3.88%	1.12%	6.14%	4.65%	1.01%	4.67%
Gross Loans	$111,029	$54,651	$140,822	$17,849	$1,069,996	$115,866	$61,832	$117,435	$40,770	$240,589	$15,080	$1,985,919
Total Allowance For Loan Losses	$4,816	$7,003	$11,768	$1,616	$48,043	$3,453	$4,218	$2,522	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	4.34%	12.81%	8.36%	9.05%	4.49%	2.98%	6.82%	2.15%	9.47%	6.46%	1.01%	5.19%

	Commercial Real Estate Loans
						Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
(Dollars In Thousands)	Gas Station	Carwash	Hotel/Motel	Land	Other		Construction			Commercial		Total
December 31, 2010
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%
Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%
Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

        A restructuring of a debt constitutes a troubled debt restructuring ("TDR") if the Company for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for impairment. The following table summarizes TDR balances net of SBA guaranteed portions for December 31, 2011 and 2010:

(Dollars in Thousands)	2011	2010
Construction	$—	$—
Real Estate Secured	17,837	43,302
Commercial & Industrial	4,546	5,444
Consumer	—	—

TOTAL TDRS	$22,383	$48,746

        Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDRs are considered impaired by the Company. At December 31, 2011 the balance of non-accrual TDR loans totaled $7.3 million and TDRs performing in accordance with their modified terms totaled $15.1 million for the same period. There were no non-accrual loans considered TDR at December 31, 2010.

        The following table represents the recorded investment in TDRs at year end by types of concessions made, broken out by loan type for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total
Commercial Real Estate:
Gas Station	$4,052	$—	$1,332	$5,384
Carwash	—	—	—	—
Hotel/Motel	480	—	1,923	2,403
Land	—	—	281	281
Other	6,074	462	1,789	8,325
Residential Real Estate	—	—	—	—
Construction	—	—	—	—
SBA Real Estate	3,051	385	—	3,436
SBA Commercial	2,616	1,489	—	4,105
Commercial	2,728	723	—	3,451
Consumer/Other	—	—	—	—

Total	$19,001	$3,059	$5,325	$27,385

	December 31, 2010
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total
Commercial Real Estate:
Gas Station	$7,645	$—	$2,230	$9,875
Carwash	—	7,936	2,614	10,550
Hotel/Motel	7,852	—	1,950	9,802
Land	—	—	—	—
Other	11,643	—	795	12,438
Residential Real Estate	—	—	—	—
Construction	—	—	—	—
SBA Real Estate	1,430	—	—	1,430
SBA Commercial	978	393	—	1,371
Commercial	3,555	1,062	—	4,617
Consumer/Other	—	—	—	—

Total	$33,103	$9,391	$7,589	$50,083

        The following tables present by loan type, the balance of TDRs at December 31, 2011 and December 31, 2010 and TDRs which were recorded during the previous year which had payment defaults within the twelve months ended December 31, 2011 and December 31, 2010:

	December 31, 2011
	Recorded Investment in TDR Loans			TDRs With Payment Defaults During the Past Year*
(Dollars In Thousands)	Pre-Modification	Post- Modification	Number of Loans	Unpaid Principal Balance	Number of Loans
Commercial Real Estate:
Gas Station	$7,415	$5,384	3	$4,895	2
Carwash	—	—	—	10,551	2
Hotel/Motel	2,849	2,403	2	7,852	2
Land	281	281	1	—	—
Other	9,353	8,325	9	11,098	3
Residential Real Estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA Real Estate	3,915	3,436	13	473	2
SBA Commercial	2,881	4,105	36	776	8
Commercial	4,211	3,451	33	2,955	15
Consumer/Other	—	—	—	—	—

Total	$30,905	$27,385	97	$38,600	34

*
Payment defaults on TDRs recorded during the twelve months ended December 31, 2010

	December 31, 2010
	Recorded Investment in TDR Loans			TDRs With Payment Defaults During the Past Year*
(Dollars In Thousands)	Pre-Modification	Post- Modification	Number of Loans	Unpaid Principal Balance	Number of Loans
Commercial Real Estate:
Gas Station	$9,902	$9,875	4	$5,481	4
Carwash	10,563	10,550	2	7,150	2
Hotel/Motel	9,854	9,802	3	2,419	1
Land	—	—	—	—	—
Other	12,504	12,438	5	39,119	8
Residential Real Estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA Real Estate	1,434	1,430	5	—	—
SBA Commercial	1,388	1,371	14	—	—
Commercial	4,767	4,617	29	449	1
Consumer/Other	—	—	—	—	—

Total	$50,412	$50,083	62	$54,618	16

*
Payment defaults on TDRs recorded during the twelve months ended December 31, 2009

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2011:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$60,000	$—	$—	$—	$—	$60,000
Junior Subordinated Debentures(1)	10,724	—	—	77,321	—	88,045
Operating Leases	3,445	6,253	3,928	3,539	—	17,165
Unrecognized Tax Benefit	—	—	—	—	835	835
Investments in Affordable Housing Partnerships	9,502	5,605	271	187	—	15,565
Time Deposits	897,405	107,427	142	—	—	1,004,974

Total	$981,076	$119,285	$4,341	$81,047	835	$1,186,584

(1)
See detailed disclosure of junior subordinated debentures, including interest rates, in the following subsection "Junior Subordinated Debenture; Trust Preferred Securities"

Off-Balance Sheet Arrangements

        During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

        As of December 31, 2011, 2010, and 2009, we had commitments to extend credit of $227.5 million, $267.8 million, and $238.2 million, respectively. Obligations under standby letters of credit were $15.9 million, $15.8 million, and $13.1 million at for the years ended 2011, 2010, and 2009, respectively, and the obligations under commercial letters of credit were $9.6 million, $5.4 million, and $10.2 million, respectively, for the same periods.

        The effect on our revenues, expenses, cash flows, and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2011, the Company had thirteen investments, with a net carrying value of $22.1 million. Commitments to fund investments in affordable housing partnerships totaled $15.6 million at December 31, 2011 with the last of the commitments ending in 2026. At December 31, 2010 we have a total of eleven investments in affordable housing partnerships with a net carrying value of $12.0 million with commitments to fund an additional $16.2 million with the last of the commitments ending in 2016.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of counsel as to the outcome of the claims. At this time, we are unable to determine the effect that the final disposition of all such claims will have on our financial position and results of operations.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than the interest-earning assets discussed above. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the BOLI.

        In an effort to provide additional benefits aimed at retaining key employees, while generating a tax-exempt noninterest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, 2009, 2010, and 2011, we purchased $532,000, $96,000, $0, and $618,599, respectively, more in BOLI from the same insurance carriers. We are the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3.0 million to two different LIHTCF—$1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1.0 million, $2.0 million, and $3.0 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We then made $4.0 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP in 2007. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. In 2008, we committed to invest $3.0 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas. In 2009, we committed to invest $5.0 million in NHT 28 Tax Credit Fund and $5.0 million in Enterprise Green Communities West Fund in order to promote our CRA activities in the assessment area in Los Angeles, California. In 2010, we committed to invest $4.9 million Milan Town Homes in order to promote our CRA activities in the assessment area of Los Angeles, California. In 2011, we made $7.0 million and $5.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 9 and Enterprise CalGreen Fund, respectively, in order to promote our CRA activities in the assessment area in California.

        As collateral for our FHLB borrowings, we are required by FHLB to invest in FHLB stock. Our total investment in FHLB stock was $15.5 million at December 31, 2011, down $3.0 million from $18.5 million for the previous year. Total cash dividends received from FHLB stock holding amounted to $52,000, $69,000, and $43,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

        The balances of other earning assets as of December 31, 2011 and December 31, 2010 were as follows:

	Balances At December 31,
(Dollars In Thousands)	2011	2010
Type
BOLI	$19,888	$18,662
LIHTCF	37,676	28,186
Federal Home Loan Bank Stock	15,523	18,531

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2011, 2010, and 2009, were $2.2 billion, $2.5 billion, and $2.8 billion, respectively, representing a decrease of $258.6 million, or 10.5% in 2011 and $367.3 million, or 13.0%, in 2010 from the previous year.

        The average deposits for the years ended December 31, 2011, 2010, and 2009 were $2.2 billion, $2.8 billion, and $2.3 billion, respectively. The average total deposit balances increased by 22.3%, or $511.4 million, in 2010.The average total deposit balances decreased 21.5%, or $604.4 million, in 2011. The decrease in deposits in 2011 was a result of management's planned deposit run-off of higher-costing time deposits and savings accounts. As a result of the capital raise in the second quarter of 2011 and note sales throughout the year, the Company experienced a large inflow of excess liquidity. In order to limit the net interest margin compression from the excess liquidity, management implemented a strategy to reduce high-cost deposits, particularly time deposits and savings accounts. This was achieved through the gradual reduction in deposits rates for these accounts throughout the year. Our primary focus for 2011 was to improve our deposit mix and increase overall demand deposits accounts and balances. This strategy will continue into 2012 as well.

        Due to our efforts in controlling the growth of expensive time deposits, the percentage of the average time deposits divided by average total deposits decreased to 47.1% in 2011 from 49.9% in 2010 and 56.7% in 2009. This trend was evident again in 2011 with jumbo time deposits (time deposits with balances of $100,000 or greater) continuing to decrease along with other time deposits. We will continue to promote our core-deposit campaign in order to achieve the assigned core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 0.96% in 2011, compared to 1.39% in 2010 and 2.45% in 2009. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2011		2010			2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, non-interest-bearing	$462,443	—	$427,388	—	$333,568	—
Money market	590,198	0.90%	880,618	1.33%	584,054	2.37%
Super NOW	23,869	0.35%	22,104	0.44%	20,546	0.86%
Savings	89,582	2.78%	77,484	3.07%	55,639	3.47%
Time deposits of $100,000 or more	658,862	0.96%	745,139	1.39%	944,012	2.45%
Other time deposits	377,491	1.15%	654,099	1.91%	357,590	2.68%

Total deposits	$2,202,445	0.84%	$2,806,832	1.32%	$2,295,409	2.12%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2011 are, as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2011

(Dollars in Thousands)

Three months or less	$220,415
Over three months through six months	175,641
Over six months through twelve months	173,952
Over twelve months	77,529

Total	$647,537

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at December 31, 2011, 2010, and 2009, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. With our continued strength in liquidity, we were able to decrease these deposits to $1.5 million at December 31, 2011 from $7.1 million and $24.0 million, at December 31, 2010 and 2009, respectively, in order to improve our net interest margin and to limit our reliance on non-core sources of funding. All of the brokered deposits will mature within one year.

  FHLB Borrowings

        Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from FHLB in order to take advantage of the flexibility and comparatively low cost. Due to the ongoing financial crisis and stiff competition for customer deposits among banks in our market, we occasionally used FHLB borrowings as an alternative to fund our loan portfolio in the past. See "Liquidity Management" below for the details on the FHLB borrowings program.

        The following table is a summary of FHLB borrowings for fiscal years 2011 and 2010:

(Dollars in Thousands)	December 31, 2011	December 31, 2010
Balance at year-end	$60,000	$135,000
Average balance during the year	$157,192	$125,214
Maximum amount outstanding at any month-end	$255,000	$142,000
Average interest rate during the year	1.31%	2.49%
Average interest rate at year-end	0.10%	2.03%

  TARP Preferred Stock

        On December 12, 2008, we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62.2 million. The warrant has an exercise price of $9.82 per share. The $62.2 million of Series A Preferred Stock qualifies as Tier 1 capital and carries an initial 5% coupon for the first 5 years, which will adjust to 9% thereafter. Dividends are cumulative, computed on the basis of a

360-day year or 30-day months, and payable quarterly in arrears on the 15th day of February, May, August and November of each year. We are permitted, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the TARP Capital Purchase Program without penalty, delay or the need to raise additional replacement capital. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received.

  Junior Subordinated Debentures; Trust Preferred Securities

        In December 2002, the Bank issued $10.0 million of the 2002 Junior Subordinated Debentures. Subsequently, the Company, as a wholly-owned subsidiary in 2003 and as a parent company of the Bank in 2005 and 2007, issued a total of $77.3 million of Junior Subordinated Debentures in connection with a $75.0 million trust preferred securities issuance by statutory trusts wholly-owned by the Company.

        2002 Bank Level Junior Subordinated Debenture.    In December 2002, the Bank issued a $10.0 million Junior Subordinated Debenture (the "2002 debenture"). The interest rate payable on the 2002 debenture was 3.67% at December 31, 2011, which rate adjusts quarterly to the three-month LIBOR plus 3.10%. The 2002 debenture will mature on December 26, 2012. Interest on the 2002 debenture is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $10.0 million debenture, in whole or in part, was callable upon the Bank's option on any March 26, June 26, September 26 or December 26 on or after December 26, 2007 (the "Redemption Date") pursuant to Section 10.1 of the Debenture agreement. Depending on the level of interest rate difference and our level of fund sources, we may decide to exercise and call the debenture in 2012.

        The 2002 debenture is treated as Tier 2 capital for Bank regulatory capital purposes. Likewise, on a consolidated basis, the 2002 debenture also is treated as Tier 2 capital for holding company level capital purposes under current Federal Reserve Board capital guidelines.

        2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the "2003 debenture") in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I's 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture and related trust preferred securities was 3.41% at December 31, 2011, which adjusts quarterly to the three-month LIBOR plus 2.85%. The 2003 debenture and related trust preferred securities will mature on December 17, 2033. The interest on both the 2003 debenture and related trust preferred securities is payable quarterly and no scheduled payments of principal are due prior to maturity. The entire $15.0 million trust preferred securities, in whole or in part, was callable upon the Company's option on any March 17, June 17, September 17 or December 17 on or after December 17, 2008 (the "Redemption Date") pursuant to Section 10.1 of the trust preferred securities agreement. Depending on the level of discount rate difference and our level of fund sources, we may decide to exercise and call the trust preferred securities in 2012.

        March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust II, which issued

$20.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14.0 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 2.35% at December 31, 2011, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after March 17, 2012.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust III, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities were fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The rate of interest on the September 2005 debenture and related trust preferred securities was 1.95% at December 31, 2011. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2012.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust IV, which issued $25.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 1.93% at December 31, 2011, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. Wilshire Bancorp may redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on or after September 15, 2012.

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

        The final rule provides a transition period for bank holding companies to come into compliance with the new required capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies had until March 31, 2011 to come into compliance with the final rule's capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule. Under the final rule, as of December 31, 2011, Wilshire Bancorp categorized all $75.0 million trust preferred securities as Tier 1 capital.

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

        During the years ended December 31, 2011, 2010, and 2009, we experienced net cash inflows from operating activities of $74.3 million, net cash outflows of $31.2 million, and cash inflows of $617,000, respectively. In 2011, net cash provided by operating activities was primarily attributable to the large inflow of funds from the proceeds related to the sale of held-for-sale loans. Proceeds from the sale of held-for-sale loans totaled $426.8 million in 2011, an increase of $294.7 million compared to $132.1 million in December 31, 2010. At December 31, 2010 and 2009, "Loss on investments in affordable housing partnerships" was included in cash flows from investing activities but was moved to cash flows from operating activities in the consolidated cash flow statement for 2011.

        Net cash inflows from investing activities totaled $280.5 million in 2011, while 2010 and 2009 experienced net cash inflows of $441.2 million and cash outflows of $458.4 million, respectively. During 2011, net cash inflows were primarily related to the net increases in loans receivables and proceeds from investment pay-downs, maturities, calls, and sales of securities available for sale. However, in 2010, proceeds from investment pay-downs, maturities, calls, and sales along with proceeds from the sale of other loans were the largest contributors to the cash provided by investing activities. Largest cash outflows for 2009 were attributed to purchases of securities available for sale.

        Net cash outflows from financing activities totaled $228.0 million in 2011 and $447.2 million in 2010 and cash inflows from financing activities were $596.0 million for 2009. The net cash used by financing activities in 2011 was primarily due to decreases in FHLB borrowings and net decrease in deposits. The primary use of funds in 2010 was net decrease in deposits. In 2009, however, net cash provided by financing activities was primarily due to the net increase in deposits totaling $722.2 million.

        For purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents and loans and securities available for sale. Our liquid assets at December 31, 2011, 2010, and 2009 totaled approximately $699.2 million, $532.3 million, and $923.3 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 25.9%, 17.9%, and 26.9% at December 31, 2011, 2010, and 2009, respectively. The increase in liquid assets in 2011 is a result of funds received from the sale of problems loans and proceeds from the capital raise during the second quarter of 2011.

        As a secondary source of liquidity, we have a combination of available borrowing sources comprised of the Federal Reserve Bank's discount window, FHLB advances, federal funds lines with various corresponding banks, and several master repurchase agreements with major brokerage companies. Among all these sources, we prefer advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, investments, and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. While this fund provides flexibility and reasonable cost, we intend to limit our use to 80% of our borrowing capacity as such borrowing does not qualify as core funds.

        As of December 31, 2011, our borrowing capacity from the FHLB was approximately $645.3 million and the outstanding balance was $60.0 million, or approximately 9.3% of our borrowing capacity. As of December 31, 2011, we also maintained a guideline to purchase up to a combined $60.0 million in federal funds through lines with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $43.1 million, with $37.6 million in securities pledged at December 31,

2011. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

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

        As of December 31, 2011, we were qualified as a "well-capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

			Actual capital ratios as of:
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards	December 31, 2011		December 31, 2010		December 31, 2009
Capital Ratios
Wilshire Bancorp & Wilshire State Bank			Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	13.86%	13.53%	14.00%	13.72%	15.81%	15.73%
Tier I capital to risk-weighted assets	4.00%	6.00%	19.59%	19.12%	12.61%	12.34%	14.37%	14.29%
Tier I capital to average assets	4.00%	5.00%	20.89%	20.42%	9.18%	8.98%	9.77%	9.71%

        At December 31, 2011, total shareholders' equity increased by $80.4 million, after declaring cash dividends of $3.1 million to preferred shareholders, to $309.6 million from $229.2 million at December 31, 2010. The increase in capital was a result of our second quarter issuance of common stock through our capital raise. After subtracting fees and costs associated with the capital raise, a total of $108.7 million in common stock was raised during the second quarter of 2011. The increase of $80.4 million in shareholders' equity in 2011 consisted primarily of funds from the capital raise partially offset by net loss for the year. At December 31, 2010, total shareholders' equity decreased by $37.0 million, after declaring cash dividends of $4.6 million ($1.5 million to common shareholders and $3.1 million to preferred shareholders), to $229.2 million from $266.1 million at December 31, 2009. The capital decline was primarily a result of a net loss of $34.8 million in 2010.

        As of December 31, 2010, we considered the Junior Subordinated Debentures of $87.3 million, which consists of $10.0 million issued by the Bank and $77.3 million issued by the Company in connection with the issuance of $75.0 million trust preferred securities for the regulatory capital ratio computation purposes. At December 31, 2008, as the result of issuance of the Series A Preferred Stock in December 2008, the portion qualified for Tier 1 capital increased to $134.4 million ($59.4 million TARP preferred stock and $75.0 million trust preferred securities), decreasing the portion for Tier 2 capital to $10.0 million. See "Deposits and Other Sources of Funds" for further discussion regarding the capital treatment of subordinated debentures and the trust preferred securities. At December 31, 2011, we did not include any qualifying subordinated debt in our calculation of Tier 2 and total capital.

Recent Accounting Pronouncements

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company's reporting period ending September 30, 2011. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        On April 29, 2011, the FASB issued ASU 2011-03, which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement ("repo"). This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In May, 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In June, 2011, the FASB issued ASU No. 2011-05, "Amendments to Topic 220, Comprehensive Income." ASU 2011-05 requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other," which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220)." This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing, and deposit taking activities. Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Company's Board delegates responsibility for market risk management to the Asset/Liability Management Committee, which reports monthly to the Board on activities related to market risk management. As part of the management of our market risk, the Asset/Liability Management Committee may direct changes in the mix of assets and liabilities. To that end, we actively monitor and manage interest rate risk exposures.

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

        Gap analysis measures the repricing mismatches between assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be "asset-sensitive" for that period. Conversely, if repricing liabilities exceed repricing assets in a given time period, we would be deemed to be "liability-sensitive" for that period.

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

        Although the interest rate sensitivity gap is a useful measurement and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and economic value of equity ("EVE") to interest rate changes. The EVE is defined as the net present value of an institution's existing assets less liabilities. The simulation model captures all assets and liabilities, and accounts for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

        Although the simulation measures the volatility of net interest income and EVE under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario. The Asset/Liability Management Committee policy prescribes that for the modeled reasonably-possible worst rate-change scenario, the expected reduction of net interest income and EVE should not exceed 40% of the base net interest income and 40% of the base EVE, respectively.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2011 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

 Interest Rate Sensitivity Analysis

	At December 31, 2011
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans	$1,133,145	$329,181	$493,077	$30,516	$1,985,919
Investment securities	522	25,005	254,374	40,229	320,130
Federal funds sold and cash equivalents	60,005	110,000	—	—	170,005

Total	$1,193,672	$464,186	$747,451	$70,745	$2,476,054

Interest-bearing liabilities:
Savings deposits	$99,106	$—	$—	$—	$99,106
Time deposits of $100,000 or more	220,415	349,593	77,529	—	647,537
Other time deposits	58,420	261,798	27,584	—	347,802
Other interest-bearing deposits	596,397	—	—	—	596,397
FHLB advances and other borrowings	60,000	—	—	—	60,000
Junior Subordinated Debenture	87,321	—	—	—	87,321

Total	$1,121,659	$611,391	$105,113	$—	$1,838,163

Interest rate sensitivity gap	$72,013	$(147,205)	$642,338	$70,745	$637,891
Cumulative interest rate sensitivity gap	$72,013	$(75,192)	$567,146	$637,891
Cumulative interest rate sensitivity gap ratio (based on total assets)	2.67%	-2.79%	21.03%	23.65%	23.65%

        The following table sets forth our estimated net interest income over a twelve months period and EVE based on the indicated changes in market interest rates as of December 31, 2011.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	22.02%	5.20%
+300	14.58%	5.30%
+200	8.79%	5.21%
+100	4.12%	4.20%
0	—	—
-100	0.96%	-6.55%
-200	1.91%	-8.71%
-300	1.81%	-8.20%

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

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  Disclosure Controls and Procedures

        As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our "disclosure controls and procedures," as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Because of its inherent limitations, our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. In addition, in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our management conducted an evaluation of the system of internal control over financial reporting as of December 31, 2011, using the criteria set forth by the "Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework," and concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

  Remediation of Prior Year Material Weaknesses

        As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010. Based on that evaluation, management determined that, as of December 31, 2010, the Company's internal control over financial reporting was not effective because certain control deficiencies that management identified, combined with the material adjustment to the Company's allowance for loan loss and related provision for loan losses discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, constituted a material weakness in the Company's internal control over financial reporting. Management discovered a deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for certain loan originations and asset sales associated with the Company's former senior marketing officer. Specifically, these processes lacked effective supervision and oversight by the Company's former Chief Executive Officer, and the procedures and requirements associated with loan underwriting, approvals, renewals, and sales were not properly executed or enforced.

        In order to remediate the material weakness, management undertook certain remedial actions during 2011 that were designed to strengthen oversight of the Bank's loan origination, internal loan review, underwriting, and renewal processes. As part of such remedial measures, management restructured the Bank's lending department by segregating personnel and responsibilities relating to loan production, from personnel and responsibilities relating to loan underwriting processes, created a new position of Deputy Chief Credit Officer to monitor problem assets and credit risk management, and shifted management's focus from marketing to credit quality control. Additional specific actions the Company has taken to remediate the material weakness are summarized below:

        In addition to the steps taken above, management intends to continue to take the following action:

    •
    strengthened corporate oversight of loan origination, internal loan review, underwriting, and renewal processes;

    •
    enhanced loan documentation and underwriting procedures;

    •
    improved and increased and increasing the frequency of the loan appraisal and review process, including the independence of such appraisal and review;

    •
    reinforced loan review and classification policies and procedures;

    •
    engaged third-party loan review firms to assist loan with evaluations; and

    •
    improved management oversight of policy and procedures governing the loan approval process.

        Management also created and adopted, with the approval of the audit committee, a loan sale policy that sets forth guidelines relating to (i) selection of notes for sale, (ii) purchaser qualifications, (iii) methods of accounting, and (iv) reporting requirements.

  Changes in Internal Control Over Financial Reporting

        Management completed its remediation of the material weaknesses as of December 31, 2011. As a result of the Company's remedial actions described above, management has determined that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the internal control over financial reporting of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011, of the Company, and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2012

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 11.    Executive Compensation

        On January 30, 2012, the Human Resources Committee of the Board of Directors of the Company approved the modification of an aggregate of 430,000 stock options outstanding under the 2008 Stock Incentive Plan for the following seven (7) directors: Steven Koh, with respect to 150,000 shares of common stock; Harry Siafaris, with respect to 50,000 shares of common stock; Kyu Hyun Kim, with respect to 50,000 shares of common stock; Richard Kim, with respect to 40,000 shares of common stock; Young Hi Pak, with respect to 40,000 shares of common stock; Lawrence Jeon, with respect to 50,000 shares of common stock; and Donald Byun, with respect to 50,000 shares of common stock. In connection with the modifications, (a) the former exercise prices (ranging from $6.61 per share to $9.32 per share) were modified to $3.50 per share, which was the closing price for the Company's common stock on Nasdaq on January 30, 2012; (b) the former vesting periods were modified such that the modified options will vest 25% annually with the initial 25% vesting on the date of the modifications; and (c) the former expiration dates for such modified options (which previously would have expired, depending on the option in question, in between June 25, 2018 and December 9, 2019) were modified to expire on January 30, 2022. The modifications were made in accordance with the 2008 Stock Incentive Plan, which expressly allows modifications to be made by such committee. The estimated stock based compensation cost associated with the modification for each director is as follows:

Directors	Options Shares	Vested Percentage	Original Exercise Price	Fair Value of Modified Options	Fair Value of Previous Options	Estimated Stock Based Compensation Expense
Steven Koh	140,000	100%	$9.320	$2.238	$0.538	$238,000
Steven Koh	10,000	75%	$7.430	$2.238	$1.222	$10,160
Harry Siafaris	40,000	100%	$9.320	$2.238	$0.538	$68,000
Harry Siafaris	10,000	75%	$7.430	$2.238	$1.222	$10,160
Kyu Hyun Kim	40,000	100%	$9.320	$2.238	$0.538	$68,000
Kyu Hyun Kim	10,000	75%	$7.430	$2.238	$1.222	$10,160
Richard Lim	30,000	100%	$9.320	$2.238	$0.538	$51,000
Richard Lim	10,000	75%	$7.430	$2.238	$1.222	$10,160
Young Hi Park	30,000	100%	$9.320	$2.238	$0.538	$51,000
Young Hi Park	10,000	75%	$7.430	$2.238	$1.222	$10,160
Lawrence Jeon	40,000	100%	$9.320	$2.238	$0.538	$68,000
Lawrence Jeon	10,000	75%	$7.430	$2.238	$1.222	$10,160
Donald Byun	40,000	75%	$6.610	$2.238	$1.159	$43,160
Donald Byun	10,000	75%	$7.430	$2.238	$1.222	$10,160

        Also, on January 30, 2012, the Board of Directors of the Company approved an increase in initial base death benefits under the Director Survivor Income Plan ("SIP") of the each of the Company's directors who had been a director for 5 years or more. This increase was in addition to the annual increase provided for under the terms of the SIP. The initial benefit to be paid to the beneficiaries of

Harry Siafaris' upon his death was increased $90,000 to a total benefit at January 30, 2012 of $390,000. The initial benefit to be paid to the beneficiaries of Kyu Hyun Kim upon his death was increased $90,000 to a total benefit at January 30, 2012 of $390,000. The initial benefit to be paid to the beneficiaries of Richard Lim upon his death was increased $85,000 to a total benefit at January 30, 2012 of $385,000. The initial benefit to be paid to the beneficiaries of Steven Koh upon his death was increased $198,000 to a total benefit at January 30, 2012 of $1.5 million. Because Messrs. Siafaris, Kim, Lim and Koh have reached the age of 65, their death benefits will not be eligible for additional increases under the terms of the SIP. The initial benefit to be paid to the beneficiaries of Young Hi Pak's upon her death was increased $74,000 to a total benefit at January 30, 2012 of $454,000. Ms. Pak has not yet attained the age of 65; accordingly, her death benefit is subject to additional annual increases under the terms of the SIP.

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2011.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated[1]
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008[2]
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A2
3.4	Certificate of Amendment to Articles of Incorporation[16]
4.1	Specimen of Common Stock Certificate[3]
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002[9]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003[4]
4.5	Guarantee Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005[4]
4.8	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005[4]

Reference Number	Item
4.11	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.[5]
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.15	Form of Certificate for the Series A Preferred Stock[2]
4.16	Warrant to Purchase Common Stock[2]
10.1	Stock Purchase Agreement by and between Wilshire State Bank and OSB Financial Services, Inc.[9]
10.2	Consulting Agreement with Soo Bong Min dated December 19, 20076,[7]
10.3	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury[2]
10.4	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury[2]
10.5	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim[2]
10.6	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim[2]
10.7	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009[13]
10.8	2008 Stock Option Plan of Wilshire Bancorp, Inc.6,[8]
10.9	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch)[12]
10.10	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch)[12]
10.11	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch)[12]
10.12	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc.(Torrance Branch)[12]
10.13	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.(Manhattan Branch)[12]
10.14	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO)[12]
10.15	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO)[12]
10.16	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO)[12]
10.17	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and InjooBaik.(Annandale, VA LPO)[12]
10.18	Lease dated November 19, 2009 between the Company and Regency Centers, LP.(Van Nuys Branch)[12]
10.19	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch)[12]

Reference Number	Item
10.20	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch)[12]
10.21	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2011[10]
10.22	Form of Restricted Stock Agreement[11]
10.23	Lease dated November 10, 2010 between the Company and LACOLA, INC. (Gardena, CA Branch)[14]
10.24	Underwriting agreement, dated May 11, 2011, by and between Wilshire Bancorp, Inc. and J.P. Morgan Securities LLC, as representative of the underwriters named therein[15]
10.25	Wilshire State Bank Directors Survivor Income Plan, dated July 1, 2005 as amended on December 19, 2007[6]
10.26	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005 as amended on December 19, 2007[6]
11	Statement Regarding Computation of Net Earnings per Share[16]
12.1	Statement regarding computation of ratios of earnings to fixed charges
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Executive Officer)
99.2	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Financial Officer)
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity and Non-controlling Interests for the years ended December 31, 2011, 2010, and 2009, (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

1
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

2
Incorporated by reference to the Exhibits in the Company's Form 8-K, as filed with the SEC on December 17, 2008.

3
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.

4
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2007.

5
Incorporated by reference to the Exhibits to the Company's Form 10-Q, as filed with the SEC on November 9, 2007.

6
Indicates compensation or compensatory plan, contract, or arrangement.

7
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on December 20, 2007.

8
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008.

9
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 12, 2009.

10
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on February 24, 2011.

11
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on December 3, 2009.

12
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 1, 2010.

13
Incorporated by reference to the Exhibit to the Company's Form 8-K, as filed with the SEC on July 1, 2009.

14
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2011.

15
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on May 12, 2011.

16
The information required by this Exhibit is incorporated by reference from Note 19 of the Company's Financial Statements included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2012	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 14, 2012
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2012
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 14, 2012
/s/ KYU-HYUN KIM Kyu-Hyun Kim	Director	March 14, 2012
/s/ RICHARD Y. LIM Richard Y. Lim	Director	March 14, 2012
/s/ JOHN TAYLOR John Taylor	Director	March 14, 2012
/s/ CRAIG MAUTNER Craig Mautner	Director	March 14, 2012

Signature	Title	Date

/s/ YOUNG H. PAK Young H. Pak	Director	March 14, 2012
/s/ HARRY SIAFARIS Harry Siafaris	Director	March 14, 2012
/s/ DONALD BYUN Donald Byun	Director	March 14, 2012
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2011
and 2010 and for Each of the Three Years in the
Period Ended December 31, 2011 and
Report of Independent Registered Public
Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 14, 2012

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$155,245	$68,530
Federal funds sold and other cash equivalents	170,005	130,005

Cash and cash equivalents	325,250	198,535
Securities available-for-sale, at fair value (amortized cost of $312 million and $314 million at December 31, 2011 and December 31, 2010, respectively)	320,064	316,622
Securities held-to-maturity, at amortized cost (fair value of $70 thousand and $89 thousand at December 31, 2011 and December 31, 2010, respectively)	66	85
Loans receivable (net of allowance for loan losses of $103 million and $111 million at December 31, 2011 and December 31, 2010, respectively)	1,824,690	2,177,768
Loans held-for-sale, at the lower of cost or market	53,814	37,904
Federal Home Loan Bank stock	15,523	18,531
Other real estate owned	8,221	14,983
Due from customers on acceptances	414	368
Cash surrender value of bank owned life insurance	19,888	18,662
Investment in affordable housing partnerships	37,676	28,186
Bank premises and equipment	12,612	13,330
Accrued interest receivable	8,118	10,581
Deferred income taxes	—	46,357
Servicing assets	8,798	7,331
Goodwill	6,675	6,675
Core deposits intangibles	1,320	1,645
FDIC loss-share indemnification	21,922	28,199
Other assets	31,803	44,763

TOTAL	$2,696,854	$2,970,525

LIABILITIES:
Deposits:
Non-interest bearing	$511,467	$467,067
Interest bearing:
Savings	99,106	83,205
Money market and NOW accounts	596,397	692,395
Time deposits of $100,000 or more	647,537	699,685
Other time deposits	347,802	518,588

Total deposits	2,202,309	2,460,940
Federal Home Loan Bank advances and other borrowings	60,000	158,011
Junior subordinated debentures	87,321	87,321
Accrued interest payable	3,281	4,092
Acceptances outstanding	414	368
Other liabilities	33,947	30,631

Total liabilities	2,387,272	2,741,363

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 62,158 shares at December 31, 2011 and December 31, 2010	61,000	60,450
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 71,282,518 shares and 29,477,638 shares at December 31, 2011 and December 31, 2010, respectively	164,711	55,601
Accumulated other comprehensive income, net of tax	6,761	2,012
Retained earnings	77,110	111,099

Total shareholders' equity	309,582	229,162

TOTAL	$2,696,854	$2,970,525

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Years in the Periods Ended December 31,
	2011	2010	2009
INTEREST INCOME:
Interest and fees on loans	$121,707	$140,028	$139,295
Interest on investment securities	7,177	14,726	16,573
Interest on federal funds sold	1,080	1,666	2,486

Total interest income	129,964	156,420	158,354

INTEREST EXPENSE:
Interest on deposits	18,541	37,096	48,690
Interest on FHLB advances and other borrowings	2,057	3,124	7,073
Interest on junior subordinated debentures	1,991	2,484	3,128

Total interest expense	22,589	42,704	58,891

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	107,375	113,716	99,463
PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	59,100	150,800	68,600

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	48,275	(37,084)	30,863

NON-INTEREST INCOME:
Service charges on deposit accounts	12,570	12,545	12,738
Gain on sale of loans, net	5,186	6,261	3,694
Valuation of loans held-for-sale	(3,084)	—	—
Loan-related servicing fees	4,615	4,163	3,703
Gain on sale or call of securities	99	8,782	11,158
Gain from acquisition of Mirae Bank	—	—	21,679
Other income	4,419	4,161	4,344

Total non-interest income	23,805	35,912	57,316

NON-INTEREST EXPENSES:
Salaries and employee benefits	28,540	29,074	26,498
Occupancy and equipment	7,826	7,984	7,456
Net loss (gain) on sale of OREO	3,053	2,073	(416)
Regulatory assessment fee	3,945	4,524	4,780
Professional fees	6,709	5,009	2,337
Data processing	2,892	2,721	3,969
Low income housing tax credit investment losses	2,454	2,282	—
Other operating expenses	13,366	13,709	12,745

Total non-interest expenses	68,785	67,376	57,369

INCOME (LOSS) BEFORE INCOME TAXES	3,295	(68,548)	30,810
INCOME TAX PROVISION (BENEFIT)	33,625	(33,790)	10,686

NET (LOSS) INCOME	(30,330)	(34,758)	20,124
Preferred stock cash dividend and accretion of preferred stock	3,658	3,626	3,620

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(33,988)	$(38,384)	$16,504

(LOSS) EARNINGS PER COMMON SHARE INFORMATION
Basic	$(0.61)	$(1.30)	$0.56

Diluted	$(0.61)	$(1.30)	$0.56

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	55,710,377	29,486,351	29,420,291
Diluted	55,710,377	29,486,351	29,429,299
COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$1,478	$5,883

Cash dividend declared per common share	$—	$0.05	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Numbers of Shares	Amount	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—January 1, 2009	62,158	$59,443	29,413,757	$54,038	$1,239	$140,340	$255,060

Stock options exercised			1,900	5			5
Restricted stock granted			67,650	25			25
Cash dividend declared or accrued
Common stock						(5,883)	(5,883)
Preferred Stock						(3,108)	(3,108)
Share-based compensation expense				850			850
Accretion of discount on preferred stock		488				(512)	(24)
Comprehensive income:
Net income						20,124	20,124
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)					51		51
Change in net unrealized gain on available-for-sale (net of tax)					(964)		(964)

Comprehensive income (loss)							19,211

BALANCE—December 31, 2009	62,158	$59,931	29,483,307	$54,918	$326	$150,961	$266,136

Stock options exercised			11,800	98			98
Restricted stock forfeited			(18,192)	(37)			(37)
Cash dividend declared or accrued
Common stock			723	(6)		(1,472)	(1,478)
Preferred Stock						(3,113)	(3,113)
Share-based compensation expense				626			626
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		519				(519)	—
Comprehensive loss:
Net loss						(34,758)	(34,758)
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)					(16)		(16)
Change in net unrealized gain on available-for-sale (net of tax)					1,702		1,702

Comprehensive income (loss)							(33,072)

BALANCE—December 31, 2010	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162

Stock options exercised/forfeited			1,760	5			5
Restricted stock granted/forfeited, net			(15,020)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared or accrued
Common stock						—	—
Preferred Stock						(3,108)	(3,108)
Share-based compensation expense				394			394
Tax benefit from stock options exercised				—			—
Accretion of discount on preferred stock		550				(550)	—
Comprehensive loss:
Net loss						(30,330)	(30,330)
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					12		12
Change in net unrealized gain on available-for-sale (net of tax)					4,737		4,737

Comprehensive income (loss)							(25,581)

BALANCE—December 31, 2011	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

	For the Three Years Ended December 31,
	2011	2010	2009
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized gains (losses) on securities available-for-sale arising during year	$4,828	$11,542	$9,674
Reclassification adjustment for gains realized in net income	(99)	(8,782)	(11,158)
Less income tax (benefit) expense	(8)	1,058	(520)

Net change in net unrealized gains on securities available-for-sale	$4,737	$1,702	$(964)

Net unrealized gains (losses) on interest-only strips arising during period	$20	$(28)	$84
Less income tax expense (benefit)	8	(12)	33

Net unrealized changes in net gains (losses) on interest-only strips	$12	$(16)	$51

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	For each of the Three Years in the Period Ended December 31
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(30,330)	$(34,758)	$20,124
Adjustments to reconcile net income to net cash
Used in operating activities:
Amortization of investment securities	5,531	6,307	4,138
Depreciation of Bank premises and equipment	2,257	2,129	2,112
Accretion of discount on acquired loans	(2,404)	(4,000)	(8,312)
Amortization of core deposit intangibles	325	368	605
Amortization of investments in affordable housing partnerships	—	—	1,289
Provision for losses on loans and loan commitments	59,100	150,800	68,600
Provision for other real estate owned losses	1,368	1,358	435
Deferred tax valuation (benefit)	32,910	(28,716)	(6,146)
Loss on disposition of bank premises and equipment	38	20	17
Gain from acquisition of Mirae Bank	—	—	(21,679)
Net realized gain on sale of loans held-for-sale	(5,186)	(6,261)	(3,694)
Proceeds from sale of loans held-for-sale	430,525	111,300	66,232
Origination of loans held-for-sale	(449,545)	(202,802)	(80,139)
Loss on valuation of held-for-sale impaired loans	3,084	—	—
Net realized gain on sale of available-for-sale securities	(99)	(8,782)	(11,158)
Change in unrealized appreciation on servicing assets	692	646	565
Disposition of servicing rights	256	149	265
Net realized loss (gain) on sale of other real estate owned	3,053	2,073	(416)
Share-based compensation expense	394	583	875
Change in cash surrender value of life insurance	(607)	(626)	(546)
Servicing assets capitalized	(2,415)	(1,228)	(995)
Tax benefit from exercise of stock options	—	—	—
Decrease (increase) in accrued interest receivable	2,463	4,685	(3,797)
Loss on investments in affordable housing partnerships	2,454	2,282	—
(Increase) decrease in other assets	21,012	(44,356)	(25,274)
Dividends of Federal Home Loan Bank stock	52	—	—
Decrease in accrued interest payable	(811)	(1,774)	(4,045)
Increase in other liabilities	210	19,367	1,561

Net cash provided by (used in) operating activities	74,327	(31,236)	617

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	20	24	29
Purchase of securities available-for-sale	(140,849)	(553,055)	(866,880)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	136,703	892,985	505,605
Net increase (decrease) in loans receivable	159,296	(56,914)	(121,041)
Payment of FDIC loss share indemnification	12,284	14,525	7,737
Proceeds from sale of other loans	95,909	130,313	16,824
Proceeds from sale of other real estate owned	23,686	16,647	2,946
Purchases of investments in affordable housing partnerships	(8,391)	(4,780)	(6,002)
Purchases of bank premises and equipment	(636)	(829)	(3,234)
Redemption of Federal Home Loan Bank stock	3,008	2,319	—
Purchases of bank owned life insurance	(619)	—	(96)
Net cash and cash equivalents acquired from acquisition of Mirae Bank	—	—	5,724

Net cash provided by (used in) investing activities	280,411	441,235	(458,388)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	For each of the Three Years in the Period Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$5	$98	$5
Proceeds from issuance of additional stock under public offering, net of associated offering costs	108,711	—	—
Payment of cash dividend on common stock	—	(2,949)	(5,883)
Payment of cash dividend on preferred stock	(3,108)	(3,108)	(2,875)
Increase in Federal Home Loan Bank advances and other borrowings	190,000	113,496	295,000
Decrease in Federal Home Loan Bank advances and other borrowings	(265,000)	(187,485)	(412,500)
Tax benefit from exercise of stock option	—	2	—
Net (decrease) increase in deposits	(258,631)	(367,275)	722,240

Net cash (used in) provided by financing activities	(228,023)	(447,221)	595,987

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	126,715	(37,222)	138,216
CASH AND CASH EQUIVALENTS—Beginning of period	198,535	235,757	97,541

CASH AND CASH EQUIVALENTS—End of period	$325,250	$198,535	$235,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$23,400	$44,477	$59,983
Income taxes paid	$94	$16,509	$21,105
Income tax refunds received	$23,239	$142	$43
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$22,875	$29,191	$6,428
Note financing for sale of other loans	$32,681	$90,054	$24,857
Note financing for sale of other OREO	$—	—	$2,924
Loans transferred to held-for-sale from loans receivable	$148,489	$(31,632)	$17,806
Net assets acquired from Mirae Bank	$—	$—	$21,679
Loans transferred to loans receivable from held-for-sale	$16,291	$—	$—
Other assets transferred to Bank premises and equipment	$941	$1,990	$290
Transferred to SBA loans sold from other secured borrowings the balance is	$20,806	$—	$—
Transferred to gain on sale of loans from other secured borrowings	$2,205	$—	$—
Common stock cash dividend declared, but not paid	$—	$—	$1,471
Preferred stock cash dividend declared, but not paid	$388	$388	$388
Shares issued to underwriters in lieu of associated underwriting fees	2,317,523	—	—

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Wilshire Bancorp, Inc. (the "Company") succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the "Bank"), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank's shareholders approved reorganization into a holding company structure at a meeting held on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in consolidation.

        Corrections to Amounts Previously Reported—For the year ended December 31, 2010, $2 million loss (rounded) on investments in affordable housing partnerships was reclassified from cash flows from investing activities to cashflows from operating activities on the consolidated statements of cash flows. In addition, for the year ended December 31, 2010, $21 million (rounded) was reclassified from loans receivable (net of allowance for loan losses) to loans held-for-sale, at the lower of cost or market on the consolidated statements of financial position. There was no impact on the December 31, 2010 total assets, liabilities & shareholders' equity, on the consolidated statements of financial position. On the consolidated statements of cash flows, cash flow from operating activities decreased to ($31 million) from ($12 million) as a result of $2 million reflected in loss on investment in affordable housing partnerships and $21 million deducted from proceeds from sale of loans held-for-sale (which decreased from $132 million to $111 million). Cash flows from investing activities increased from $422 million to $441 million as a result of no longer including $2 million loss on investment in affordable housing partnerships and increasing $21 million in change in loans receivable (which increased from ($78 million) to ($57 million)).

        Cash and Cash Equivalents—Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell. As of December 31, 2011, $155.2 million of cash and cash equivalents was from cash and due from banks, while $170.0 million was term federal funds sold.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold-to-maturity are classified as "held-to-maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. The Company had no

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    trading securities at December 31, 2011 and 2010. Unrealized gains and losses are recognized in noninterest income; and

  (iii)
  Securities not classified as held-to-maturity or trading securities are classified as "available-for-sale" and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

        Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding or selling securities are calculated using the specific-identification method.

        In accordance with Accounting Standards Codification ("ASC") 320-10-35-18, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary-impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that the Company will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other-than-temporary-impairments on investment securities in 2011, 2010, and 2009. The accounting treatment for interest-only strips (I/O strips) are similar to debt securities; impairment charges reduces the cost basis of the I/O strips and reduce earnings.

        Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10-35-1. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The Company's existing investment available-for-sale security holdings as of December 31, 2011 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on Level 2 measurement inputs.

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
  Loans Held-for-Sale

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Certain loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or market value. A valuation allowance is established if the market value of such loans is lower than their cost, and is charged against operating income. The premium on the pro-rata principal of Small Business Administration or "SBA" loans sold is recognized as gain on sale of loans. The remaining portion of the discount related to the unsold principal of SBA loans is presented as unearned income as discussed in Note 5 and is deferred and amortized over the remaining life of the loan as an adjustment to yield.

  (ii)
  Acquired Loans

    In accordance with ASC 805 "Business Combinations", all acquired loans are recorded at fair value as of the date of an acquisition. The loans in the portfolio that the Company acquired from the Mirae Bank acquisition are covered by the FDIC loss-sharing agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." Covered loans acquired from Mirae Bank with evidence of credit deterioration with the probability that all contractually required payments will not be collected, are accounted for in accordance with ASC 310-30, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" and are hereby referred to as "SOP 03-3 loans". In contrast, "Non-SOP 03-3" loans are all other covered loans that do not qualify as SOP 03-3 loans. Loans acquired from Mirae Bank were purchased at a discount at the time of acquisition.

    For Non-SOP 03-3 loans, the Company applies the effective interest income method for the discount accretion. The fair value of SOP 03-3 loans, however, is recorded at the time of acquisition with expected credit losses factored in and incurred over the life of the loan. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool of loans, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan. Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. However, if the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

        Nonrefundable fees, net of incremental costs, associated with the origination of loans are deferred and recognized as an adjustment of the loan yield over the life of the loans using the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

        Allowance for Loan Losses—Accounting for the allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and estimation of probable losses inherent in the loan portfolio. The Company's methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of the loan portfolio in three phases:

  •
  the specific review of individual loans in accordance with ASC 310-10, "Accounting by Creditors for Impairment of a Loan",

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  the segmenting of loan pools with similar characteristics and utilizing historical losses on these pools in accordance with ASC 450-10, "Accounting for Contingencies", and

  •
  a judgmental estimate based on various qualitative factors.

        In 2010, the Company enhanced the overall allowance for loan losses methodology. The key enhancements to the allowance methodology involved changes to the general valuation allowance calculation. As a result of changes to the Company's loan portfolio since the initial implementation of the allowance for loan losses methodology, enhancements were made to the migration model and qualitative adjustment calculation to better reflect the current environment and risk in the loan portfolio. The enhancements to the historical loss rate calculation included a change in the analysis period from five to three years. In addition, the qualitative adjustment matrix was enhanced to include updated risk factors and an enhanced systematic calculation.

        The first phase of the allowance analysis involves the specific review of individual loans to identify and measure impairment. At this phase, each loan is evaluated except for some homogeneous loans, such as automobile loans and overdraft loans which are evaluated as a pool based on historical losses. Specific risk-rated loans are deemed impaired with respect to all amounts, including principal and interest, which will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan's expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral less estimated selling costs.

        The second phase involves segmenting the remainder of the risk-rated loan portfolio into groups or pools of loans, together with loans with similar characteristics and loan grades, for evaluation in accordance with ASC 450-10. Loss migration analysis is performed to calculate the loss migration ratio for each loan pool based on its historical net losses and benchmark it against the levels of other peer banks. Historical data from the previous 12 quarters is used with more weighting emphasis on recent quarters.

        In the third phase, the Company considers relevant internal and external factors that may affect the collectability of the loan portfolio and each group of loan pools. As a general rule, the factors listed below will be considered to have insignificant impact to the loss migration analysis. However, if there exists information to warrant adjustment to the loss migration ratios, the changes will be made in accordance with the established parameters and supported by narrative and/or statistical analysis. A credit risk matrix is used to evaluate the presence, severity, and trends of each of the qualitative factors. The factors currently considered are, but are not limited to concentration of credit, delinquency trend, nature and volume of loan trend, non-accrual and problem loan trends, quality loan review, economic conditions, and external factors such as changes in legal and regulatory requirements, on the level of estimated credit losses in the current portfolio. For all factors, the extent of the adjustment will be commensurate with the severity of the conditions that concern each factor.

        Servicing Assets & Interest Only Strips—Upon sales of SBA guaranteed loans, the Company receives a fee for servicing the loans. A servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. For purposes of impairment, the interest only strips are measured by collateral types while serving assets are accounted

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for at fair value. On January 1, 2007, the Company adopted ASC 860-50, "Accounting for Servicing of Financial Assets". Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing income on current earnings in the statement of operations.

        An interest-only strip is recorded based on the present value of the excess future interest income based on the difference in sold and originated loan interest rates, which generally amounts to 1.00%, over the contractually specified servicing fee, calculated using the same assumptions as noted above.
I/O strips are accounted for at their estimated fair value, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, management performs an assessment to determine whether an other-than-temporary impairment charged to the earnings is required. I/O strips are subsequently amortized over the remaining life of the loan as an adjustment to yield and monitored for impairment.

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

        Other Real Estate Owned ("OREO")—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is stated at fair value less estimated selling costs of the real estate. The fair value of OREO is determined through appraisals or independent valuation. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Bank Owned Life Insurance ("BOLI") Obligation—ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted ASC 715-60-35 on January 1, 2008, using the latter option, i.e., based on the future death benefit. Upon this adoption, the Company recognized increases in the liability for unrecognized post-retirement obligations of $806,000 and $1,070,000 for directors and officers, respectively, as a cumulative adjustment to the year's beginning equity. During 2011 and 2010, the increase in BOLI expense and liability related to the adoption of ASC 715-60-35 was $510,000 and $628,000, respectively, which was included as part of the other expenses and other liabilities balances in the consolidated financial statements.

        Affordable Housing Investment Partnerships—The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments were accounted for using the equity method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as "Investment in affordable housing partnerships" in the consolidated statement of financial condition. Commitment to fund investments in affordable housing is also included in the line items but is also grossed up and recorded in other liabilities.

        Goodwill—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. In accordance with ASC 350-20, "Goodwill and Other Intangible Assets", goodwill is subject to impairment testing at least annually. The goodwill impairment testing involves significant judgment and assumptions by management to which there is always some degree of uncertainty. The Company tested goodwill for impairment as of December 31, 2011. There was no recorded impairment of goodwill as of December 31, 2011 (see Note 15).

        FDIC Indemnification Asset—With the acquisition of Mirae Bank, The Bank entered into a loss-sharing agreement with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss-sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification was accounted for on the date of the acquisition by adding the present value of all the cash flows that the Company expected to collect from the FDIC as stated in the loss-sharing agreement. As expected and actual cash flows increase and decreased from what was expected at the time of acquisition and with payment received from the FDI, the FDIC indemnification will decrease and increase, respectively. When covered loans are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered loans that become impaired, increases the indemnification asset by the insured amount.

        Income Taxes—The Company accounted for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the first quarter of 2011, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position, represented significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was necessary during the first quarter of 2011.

        To the extent that the Company can generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. As of December 31, 2011, valuation allowance for deferred tax asset was $41.3 million and these remaining deferred tax asset valuation allowance will reverse through income tax expense if the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more- likely-than-not that the deferred tax asset will be utilized during the carry-forward period. As of December 31, 2011, 2010, and 2009, the Company had net deferred tax assets of $0, $46.4 million, and $18.7 million, respectively.

        In 2007, the Company adopted the provision of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10, "Accounting for Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $178,000 and related interest of $23,000 in 2011. As of December 31, 2011, the total unrecognized tax benefit was $543,000, and related interest was $55,000.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive (Loss) Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on I/O strips and securities available-for-sale. The accumulated change in other comprehensive income, net of tax, was recognized as a separate component of equity.

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

        Stock-Based Compensation—The Company issued stock-based compensation to certain employees, officers, and directors. The Company accounted for stock-based compensation in accordance with ASC 718-10, "Share-Based Payment". Compensation cost is based on the grant-date fair value of those awards.

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

Recent Accounting Pronouncements

        In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB's deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company's reporting period ending September 30, 2011. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

        On April 29, 2011, the FASB issued ASU 2011-03, which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement ("repo"). This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May, 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In June, 2011, the FASB issued ASU No. 2011-05, "Amendments to Topic 220, Comprehensive Income." ASU 2011-05 requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other", which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220)." This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK

        The FDIC placed Mirae under receivership upon Mirae's closure by the California Department of Financial Institutions ("DFI") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC agreed to reimburse the Bank for 95 percent of the losses. The loss sharing agreements are subject to the Bank's compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company has recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009.

        The Mirae acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A "bargain purchase gain" totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the 2009 statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed as no consideration was paid to purchase Mirae Bank.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

        The table below reflects the FDIC indemnification assets from the date of the acquisition to December 31, 2011:

FDIC Indemnification Asset

(Dollars in Thousands)

	2011	2010	2009
Beginning balance	$28,199	$33,775	$40,235
Additions resulting from charge-offs or impairment	8,251	11,928	4,356
Additions (deletions) from loans transferred to OREO	(73)	858	—
Payments received from the FDIC	(11,967)	(14,525)	(7,725)
Reimbursement of expense from the FDIC	(317)	(1,833)	—
Write-downs resulting from loans sold or paid-off	(2,171)	(2,004)	(3,091)

Ending balance at December 31,	$21,922	$28,199	$33,775

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

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES

        In September 2006, the FASB issued ASC 820 "Fair Value Measurement and Disclosure", which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm's length transaction between market participants in the markets where the Company conducts business. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency.

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

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

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

        In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

        The Company adopted ASC 820-10 as of January 1, 2008 and ASC 820-10-35 as of October 10, 2008. It used the following methods and assumptions in estimating the fair value disclosure for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

  Securities available-for-sale—Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10, "Accounting for Certain Investments in Debt and Equity Securities". Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale include federal agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal bonds and corporate debt securities. The Company's existing investment available-for-sale security holdings as of December 31, 2011 are measured using matrix pricing models in lieu of direct price quotes and recorded based on Level 2 measurement inputs.

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

  The Company obtains appraisals for all loans that have been identified by management as non-performing or potentially non-performing at month-end following such identification. Thereafter, the Company's Credit Administrator Clerk monitors all of the collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Once an appraisal is received by the Bank, the difference between the appraisal value and the balance of the loan will result in either a special valuation allowance for that difference or charge-off of the difference in accordance with

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  the Company's loan policy. The Company does not charge-off or make special allowances for only a portion of the difference between the appraisal value and the balance of the loan.

  For any loan that has already been partially charged-off, there will be no change in the classification of that loan unless it satisfies the Company's policy guidelines for returning a non-performing loan to a performing loan. The Company records impairments on all nonaccrual loans and trouble debt restructured loans based on the valuation methods above with the exception of automobile loans. Automobile loans are assessed based on a homogenous pool of loans and the Company has established specific reserves which is a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

  Other real estate owned ("OREO")—Other real estate owned or ("OREO"), consists principally of properties acquired through foreclosures. The fair values of OREOs are recorded at the lower of carrying value of the loan or estimated fair value at the time of foreclosure less selling costs which are based on industry standards for estimated costs to sell OREO. Fair values are derived from third party appraisals less selling costs, which is based on industry standards for estimated costs to sell, and written offers that have been accepted. Management periodically performs valuations on OREO properties for fair valuation. Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded as a write-down of the asset. However, in accordance with ASC 820-10, the fair value disclosures for financial instruments and OREOs are recorded at fair value and are presented based on appraised values and are not adjusted for selling costs. The Company classifies OREO as non-recurring with Level 3 measurement inputs.

  Servicing assets and interest-only strips—Small Business Administration ("SBA") loan servicing assets and interest-only strips represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis for servicing assets while I/O strips are measured by collateral types. The Company classifies SBA loan servicing assets and interest-only strips as recurring with Level 3 measurement inputs.

  Servicing liabilities—SBA loan servicing liabilities represent the value associated with servicing unguaranteed portions of SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The tables below summarize the valuation of the Company's financial instruments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2011 and December 31, 2010:

Financial Instruments Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	As of December 31, 2011
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	—	—	—	—
Mortgage backed securities	14,475	—	14,475	—
Collateralized mortgage obligations	246,881	—	246,881	—
Corporate securities	24,414	—	24,414	—
Municipal securities	34,294	—	34,294	—
Servicing assets	8,798	—	—	8,798
Interest-only strips	551	—	—	551
Servicing liabilities	(374)	—	—	(374)

	As of December 31, 2010
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$36,220	$—	$36,220	$—
Mortgage backed securities	18,907	—	18,907	—
Collateralized mortgage obligations	225,114	—	225,114	—
Corporate securities	2,021	—	2,021	—
Municipal securities	34,360	—	34,360	—
Servicing assets	7,331	—	—	7,331
Interest-only strips	615	—	—	615
Servicing liabilities	(393)	—	—	(393)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the year ended December 31, 2011 and December 31, 2010:

(Dollars in Thousands)	At January 1, 2011	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At December 31, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	(692)	$—	$2,159	$—	$8,798	$—
Interest-only strips	615	(83)	19	—	—	551	(296)
Servicing liabilities	(393)	(28)	—	47	—	(374)	—

(Dollars in Thousands)	At January 1, 2010	Net Realized Gains (Losses) in Net Income	Unrealized Gains (Losses) in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At December 31, 2010	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$6,898	$(406)	$—	$27	$—	$7,331	$—
Interest-only strips	724	(79)	(30)	—	—	615	(284)
Servicing liabilities	(407)	14	—	—	—	(393)	—

        The following tables present the aggregated balance of assets measured at estimated fair value on a non-recurring basis at December 31, 2011 and December 31, 2010, and the total losses resulting from these fair value adjustments for the twelve month ended December 31, 2011 and December 31, 2010:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

	As of December 31, 2011
					Net Realized Losses in Net Income
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Collateral dependent impaired loans	$—	$—	$103,828	$103,828	$7,832
OREO	—	—	9,393	9,393	1,368
Impaired loans held-for-sale	—	—	11,083	11,083	4,246

Total	$—	$—	$124,304	$124,304	13,446

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

	As of December 31, 2010
					Net Realized Losses in Net Income
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Collateral dependent impaired loans	$—	$—	$110,879	$110,879	$5,706
OREO	—	—	19,955	19,955	1,766
Impaired loans held-for-sale	—	—	2,140	2,140	1,647

Total	$—	$—	$132,974	$132,974	$9,119

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31:

2011 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$—	$—	$—	$—
Mortgage-backed securities	13,659	816	—	14,475
Collateralized mortgage obligations	241,635	5,299	(53)	246,881
Corporate securities	24,646	—	(232)	24,414
Municipal bonds	32,411	1,895	(12)	34,294

Total	$312,351	$8,010	$(297)	$320,064

Collateralized mortgage obligations	$66	$4	$—	$70

Total	$66	$4	$—	$70

2010 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$35,953	$267	$—	$36,220
Mortgage-backed securities	18,129	778	—	18,907
Collateralized mortgage obligations	222,778	2,453	(117)	225,114
Corporate securities	2,000	21	—	2,021
Municipal bonds	34,779	293	(712)	34,360

Total	$313,639	$3,812	$(829)	$316,622

Held-to-maturity:
Collateralized mortgage obligations	$85	$4	$—	$89

Total	$85	$4	$—	$89

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

4. INVESTMENT SECURITIES (Continued)

        As of December 31, 2011, held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $85,000 in 2010 to $66,000 in 2011. The $19,000 HTM securities reduction in 2011 was due to pay-downs in principal. Available-for-sale securities, stated at their fair market values, increased to $320.1 million at December 31, 2011 from $316.6 million at December 31, 2010.

        Accrued interest receivable on investment securities totaled $1.4 million and $1.2 million at December 31, 2011 and 2010, respectively.

        The following tables show investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	Less than 12 months		12 months or longer		Total
As of December 31, 2011 (Dollars in Thousands) Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	11,513	(53)	—	—	11,513	(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)

Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

	Less than 12 months		12 months or longer		Total
As of December 31, 2010 (Dollars in Thousands) Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	27,650	(117)	—	—	27,650	(117)
Corporate securities	—	—	—	—	—	—
Municipal securities	20,281	(448)	1,450	(264)	21,731	(712)

Total investment securities available-for-sale	$47,931	$(565)	$1,450	$(264)	$49,381	$(829)

(1)
There were no held-to-maturity securities with unrealized losses as of December 31, 2011 or December 31, 2010.

        Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

4. INVESTMENT SECURITIES (Continued)

Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

  •
  Whether or not all contractual cash flows due on a security will be collected

  •
  The Company's positive intent and ability to hold the debt security until recovery in fair value or maturity

        A number of factors are considered in the analysis, whether or not all contractual cash flows due on a security will be collected, including but not limited to:

  •
  Issuer's credit rating

  •
  Likelihood of the issuer's default or bankruptcy

  •
  Collateral underlying the security

  •
  Industry in which the issuer operates

  •
  Nature of the investment

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2011 represent an other-than-temporary impairment. An other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

4. INVESTMENT SECURITIES (Continued)

        The amortized cost and estimated fair value of investment securities by their contractual maturities are shown below at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(Dollars in Thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$—	$—	$295	$300
Due after one year through five years	27,460	27,378	3,132	3,220
Due after five years through ten years	4,559	4,836	43,809	44,303
Due after ten years	280,332	287,850	266,403	268,799

Total	312,351	$320,064	$313,639	$316,622

Held-to-maturity:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	66	70	85	89

Total	$66	$70	$85	$89

        Securities with fair values of approximately $304.4 million and $308.7 million were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2011 and 2010, respectively. Of the $304.4 million in pledged investment at December 31, 2011, $218.7 million were pledged to secure certain deposits. In addition to securing deposits, $37.6 million in investments was pledged at the Federal Reserve Bank Discount Window and $40.2 million was pledged at the Federal Home Loan Bank. The remainder was pledged against secured borrowing lines available at our correspondent banks.

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following is a summary of loans as of December 31:

	2011		2010
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial loans	$5,752	$275,607	$5,876	$320,543
Real estate loans	48,062	1,641,418	32,028	1,957,257
Consumer loans	—	15,080	—	15,685

Total	53,814	1,932,105	37,904	2,293,485
Allowance for loan losses	—	(102,982)	—	(110,953)
Deferred loan fees	—	315	—	(494)
Unearned income	—	(4,748)	—	(4,271)

Net loans	$53,814	$1,824,690	$37,904	$2,177,768

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2011, 2010, and 2009, the Company serviced loans sold to unaffiliated parties in the amounts of $488.3 million, $463.9 million, and $432.6 million, respectively.

        The maturity or repricing distribution of the loan portfolio at December 31, 2011 was as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Total Loans
Less than one year	$53,186	$1,409,139	$1,462,325
One to five years	—	493,078	493,078
After five years	628	29,888	30,516

Total gross loans	$53,814	$1,932,105	$1,985,919

        The rate composition of the loan portfolio as of December 31, 2011 is as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Total Loans
Fixed rate loans	2,468	780,511	782,979
Variable rate loans	51,346	1,151,594	1,202,940

Total gross loans	53,814	1,932,105	1,985,919

        The amounts on the tables above are the gross loan balance at December 31, 2011 before netting deferred loan fees and unearned income totaling $4.4 million.

        As of June 26, 2009, the Company acquired Mirae Bank through the FDIC. Upon acquiring certain assets and liabilities, the Company entered into loss sharing agreements with the FDIC where the FDIC will share in losses on assets covered under the agreements. With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries. As of December 31, 2011, the balance of loans which are subject to the single family loss sharing agreement was $320,000 and the balance of loans which are subject to the non-single family loss sharing agreement was $165.2 million. As of December 31, 2010, the balance of loans which are subject to the single family loss sharing agreement was $1.3 million and the balance of loans which are subject to the non-single family loss sharing agreement was $208.2 million. For those purchased loans, the Company increased the net allowance for loan losses to $10.3 million and $6.6 million for 2011 and 2010, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The carrying amount of those loans as of December 31 for the years indicated are as follows:

(Dollars in Thousands)	2011	2010	2009
Non SOP 03-3 Loans	$163,446	$203,701	$248,204
SOP 03-3 Loans	2,044	5,789	10,879

Outstanding balance	$165,490	$209,490	$259,083

Carrying value, net of allowance for loan losses	$155,148	$202,886	$258,330

        SOP 03-3 loans are purchased loans for which it was probable at acquisition that all contractually required payments would not be collected. Following is the summary of SOP 03-3 loans as of December 31:

(Dollars in Thousands)	2011	2010	2009
Breakdown of SOP 03-03 loans:
Real estate loans	$1,838	$5,064	$6,881
Commercial loans	206	725	3,998

Total	$2,044	$5,789	$10,879

        Loans acquired from Mirae Bank were purchased at a discount. Accretion of $2.4 million on loans purchased at discount of $54.9 million was recorded as interest income in 2011 and $4.0 million in accretion income was recorded in 2010.

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

        The activity in the allowance for loan losses was as follows for the years ended December 31:

(Dollars in Thousands)	2011	2010	2009
Balance—beginning of year	$110,953	62,130	29,437
Provision for loan losses	59,603	148,800	67,328
FDIC receivable	8,092	5,053	856
Loans charged-off	(80,547)	(109,229)	(36,743)
Recoveries of charge-offs	4,881	3,610	1,252
Transferred from off balance sheet item	—	589	—

Balance—end of year	$102,982	110,953	62,130

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The activity in liabilities for losses on loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2011	2010	2009
Balance—beginning of year	$3,926	$2,515	$1,243
Provision (benefit) for losses on loan commitments	(503)	2,000	1,272
Transferred to on-balance sheet loan loss provision	—	(589)	—

Balance—end of year	$3,423	$3,926	$2,515

        The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the years ended December 31, 2011 and December 31, 2010:

	Commercial Real Estate Loans
	Gas Station		Hotel/ Motel			Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
December 31, 2011		Carwash		Land	Other		Construction			Commercial		Total
(Dollars In Thousands)
Balance at Beginning of Year	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Total Charge-Off	4,143	8,779	21,127	3,430	17,760	2,258	3,805	963	2,869	7,061	260	72,455
Total Recoveries	—	87	2	107	119	3	—	170	146	4,182	65	4,881
Provision For Loan Losses	5,027	9,476	13,810	2,301	25,894	3,092	761	1,384	1,232	(3,540)	166	59,603

Balance at Year End	$4,816	$7,003	$11,768	$1,616	$48,043	$3,453	$4,218	$2,522	$3,859	$15,532	$152	$102,982

	Commercial Real Estate Loans
	Gas Station		Hotel/ Motel			Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
December 31, 2010		Carwash		Land	Other		Construction			Commercial		Total
(Dollars In Thousands)
Balances at beginning of year	$2,109	$3,835	$4,631	$1,202	$18,329	$806	$411	$3,535	$5,425	$21,615	$232	$62,130
Total Charge-Off	4,363	6,585	18,473	11,045	44,968	1,829	401	3,314	2,902	15,080	266	109,226
Total recoveries	82	—	11	—	200	45	5	719	421	1,981	143	3,607
FDIC Indemnification	432	529	130	—	(79)	—	—	373	290	3,313	65	5,053
Provision For Loan Losses	5,672	8,440	32,784	12,481	66,308	3,594	7,247	618	2,116	10,122	7	149,389

Balance At Year End	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953

        The tables below represent the breakdown of allowance by specific valuation and general valuation allowance at December 31, 2011 and December 31, 2010:

	Commercial Real Estate Loans
	Gas Station		Hotel/ Motel			Residential Real Estate		SBA Real Estate	SBA Commercial		Consumer/ Other
December 31, 2011		Carwash		Land	Other		Construction			Commercial		Total
(Dollars In Thousands)
Impaired Loans	$8,572	$7,330	$8,570	$281	$21,748	$1,502	$12,548	$14,166	$1,909	$5,242	$—	$81,868
Specific Allowance	$183	$935	$529	$83	$2,472	$114	$2,304	$1,363	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	2.13%	12.76%	6.17%	29.54%	11.37%	7.59%	18.36%	9.62%	77.16%	87.73%	0.00%	17.17%
Non-Impaired Loans	$102,457	$47,321	$132,252	$17,568	$1,048,248	$114,364	$49,284	$103,269	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$4,633	$6,068	$11,239	$1,533	$45,571	$3,339	$1,914	$1,159	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	4.52%	12.82%	8.50%	8.73%	4.35%	2.92%	3.88%	1.12%	6.14%	4.65%	1.01%	4.67%
Gross Loans	$111,029	$54,651	$140,822	$17,849	$1,069,996	$115,866	$61,832	$117,435	$40,770	$240,589	$15,080	$1,985,919
Total Allowance For Loan Losses	$4,816	$7,003	$11,768	$1,616	$48,043	$3,453	$4,218	$2,522	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	4.34%	12.81%	8.36%	9.05%	4.49%	2.98%	6.82%	2.15%	9.47%	6.46%	1.01%	5.19%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Commercial Real Estate Loans
	Gas Station		Hotel/ Motel			Residential Real Estate		SBA Real Estate	SBA£ Commercial		Consumer/ Other
December 31, 2010		Carwash		Land	Other		Construction			Commercial		Total
(Dollars In Thousands)
Impaired Loans	$17,508	$20,427	$15,729	$12,212	$37,927	$6,954	$—	$12,966	$2,697	$6,733	$—	$133,153
Specific Allowance	$1,112	$2,197	$323	$433	$909	$142	$—	$590	$2,115	$6,210	$—	$14,031
Loss Coverage Ratio	6.35%	10.76%	2.05%	3.55%	2.40%	2.04%	0.00%	4.55%	78.42%	92.23%	0.00%	10.54%
Non-Impaired Loans	$115,630	$70,810	$238,692	$25,594	$1,165,778	$79,179	$72,258	$97,621	$40,641	$276,348	$15,685	$2,198,236
General Valuation Allowance	$2,820	$4,022	$18,760	$2,205	$38,881	$2,474	$7,262	$1,341	$3,235	$15,741	$181	$96,922
Loss Coverage Ratio	2.44%	5.68%	7.86%	8.62%	3.34%	3.12%	10.05%	1.37%	7.96%	5.70%	1.15%	4.41%
Gross Loans	$133,138	$91,237	$254,421	$37,806	$1,203,705	$86,133	$72,258	$110,587	$43,338	$283,081	$15,685	$2,331,389
Total Allowance For Loan Losses	$3,932	$6,219	$19,083	$2,638	$39,790	$2,616	$7,262	$1,931	$5,350	$21,951	$181	$110,953
Loss Coverage Ratio	2.95%	6.82%	7.50%	6.98%	3.31%	3.04%	10.05%	1.75%	12.34%	7.75%	1.15%	4.76%

        The following is a summary of impaired loans at their unpaid principal balances (not net active principal balances as shown in the previous allowance table) with and without specific reserves as of December 31, 2011 and 2010:

	Unpaid Principal Balances For Year Ended
(Dollars in Thousands)	December 31, 2011	December 31, 2010
With Specific Reserves
Without Charge-Offs	$36,529	$77,076
With Charge-Offs	57,173	50,008
Without Specific Reserves
Without Charge-Offs	28,157	19,692
With Charge-Offs	22,362	60,225

Total Impaired Loans	144,221	207,001
Allowance on Impaired Loans	(14,055)	(14,031)

Impaired Loans Net of Allowance	$130,166	$192,970

Impaired Loans Average Balance	$146,217	$211,711

*
Impaired loans at December 31, 2011 and December 31, 2010 had SBA guarantee portion and discount on acquired loans totaling $73.6 million and $87.0 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Impairment balances with specific reserves and those without specific reserves as of December 31, 2011 and December 31, 2010 are listed in the following table by loan type:

	December 31, 2011			December 31, 2010
(Dollars In Thousands)	Unpaid Principal Balance*	Related Allowance	Average Balance	Unpaid Principal Balance*	Related Allowance	Average Balance
With Specific Reserves
Commercial Real Estate
Gas Station	$4,563	$183	$4,563	$9,985	$1,112	$9,985
Carwash	12,012	935	12,022	20,580	2,197	20,626
Hotel/Motel	5,163	529	5,276	16,669	323	18,295
Land	281	83	281	2,211	433	2,212
Other	18,519	2,472	18,628	33,713	909	33,499
Residential Real Estate	1,245	114	1,246	2,773	142	2,777
Construction	8,188	2,304	8,188	—	—	—
SBA Real Estate	30,354	1,363	30,499	21,687	590	21,766
SBA Commercial	7,636	1,473	7,989	10,379	2,115	10,663
Commercial	5,741	4,599	6,240	9,087	6,210	9,472

Total With Related Allowance	93,702	14,055	94,932	127,084	14,031	129,295
Without Specific Reserves
Commercial Real Estate
Gas Station	8,576	—	8,669	$8,942	$—	$8,961
Carwash	1,299	—	1,312	6,119	—	6,123
Hotel/Motel	8,703	—	8,779	2,441	—	2,443
Land	—	—	—	16,066	—	16,066
Other	11,539	—	11,626	23,148	—	24,451
Residential Real Estate	563	—	566	4,790	—	4,816
Construction	4,359	—	4,359	—	—	—
SBA Real Estate	14,984	—	15,458	17,260	—	18,181
SBA Commercial	424	—	429	651	—	871
Commercial	72	—	87	500	—	503

Total Without Related Allowance	50,519	—	51,285	79,917	—	82,415

Total	$144,221	$14,055	$146,217	$207,001	$14,031	$211,711

*
Recorded investment adjustment is deemed not material in this presentation

        The average recorded investment in impaired loans during the years ended December 31, 2011 and 2010 was $146.2 million and $211.7 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2011, the Company had loans on non-accrual status of $43.8 million, net of SBA guaranteed portions, as compared with $71.2 million at December 31, 2010. Troubled debt restructuring ("TDR") at December 31, 2011 totaled $22.4 million, a decrease of $26.3 million, from $48.7 million at December 31, 2010.

        The following table summarizes TDR balances at December 31, 2011 and 2010:

(Dollars in Thousands)	2011	2010
Construction	$—	$—
Real Estate Secured	17,837	43,302
Commercial & Industrial	4,546	5,444
Consumer	—	—

Total TDRs	$22,383	$48,746

        All TDRs are considered impaired by the Company. At December 31, 2011 the balance of non-accrual TDR loans totaled $7.3 million and TDRs performing in accordance with their modified terms totaled $15.1 million. There were no non-accrual loans considered TDR at December 31, 2010.

        The following table represents the recorded investment in TDRs at year end by types of concessions made, broken out by loan type for the year ended December 31, 2011 and December 31, 2010:

	December 31, 2011
(Dollars In Thousands)	Payment	Term/ Maturity	Interest Rate	Total
Commercial Real Estate:
Gas Station	$4,052	$—	$1,332	$5,384
Carwash	—	—	—	—
Hotel/Motel	480	—	1,923	2,403
Land	—	—	281	281
Other	6,074	462	1,789	8,325
Residential Real Estate	—	—	—	—
Construction	—	—	—	—
SBA Real Estate	3,051	385	—	3,436
SBA Commercial	2,616	1,489	—	4,105
Commercial	2,728	723	—	3,451
Consumer/Other	—	—	—	—

Total	$19,001	$3,059	$5,325	$27,385

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
(Dollars In Thousands)	Payment	Term/ Maturity	Interest Rate	Total
Commercial Real Estate:
Gas Station	$7,645	$—	$2,230	$9,875
Carwash	—	7,936	2,614	10,550
Hotel/Motel	7,852	—	1,950	9,802
Land	—	—	—	—
Other	11,643	—	795	12,438
Residential Real Estate	—	—	—	—
Construction	—	—	—	—
SBA Real Estate	1,430	—	—	1,430
SBA Commercial	978	393	—	1,371
Commercial	3,555	1,062	—	4,617
Consumer/Other	—	—	—	—

Total	$33,103	$9,391	$7,589	$50,083

        The following tables presents by loan type the balance of TDRs at December 31, 2011 and December 31, 2010 and TDRs for which there were subsequent payment defaults TDRs within the year ended December 31, 2011 and December 31, 2010.:

	December 31, 2011
	Recorded Investment in TDR Loans			TDRs With Payment Defaults During the Past Year*
(Dollars In Thousands)	Pre- Modification	Post- Modification	Number of Loans	Unpaid Principal Balance	Number of Loans
Commercial Real Estate:
Gas Station	$7,415	$5,384	3	$4,895	2
Carwash	—	—	—	10,551	2
Hotel/Motel	2,849	2,403	2	7,852	2
Land	281	281	1	—	—
Other	9,353	8,325	9	11,098	3
Residential Real Estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA Real Estate	3,915	3,436	13	473	2
SBA Commercial	2,881	4,105	36	776	8
Commercial	4,211	3,451	33	2,955	15
Consumer/Other	—	—	—	—	—

Total	$30,905	$27,385	97	$38,600	34

*
Payment defaults on TDRs recorded during the twelve months ended December 31, 2010

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
	Recorded Investment in TDR Loans			TDRs With Payment Defaults During the Past Year *
(Dollars In Thousands)	Pre- Modification	Post- Modification	Number of Loans	Unpaid Principal Balance	Number of Loans
Commercial Real Estate:
Gas Station	$9,902	$9,875	4	$5,481	4
Carwash	10,563	10,550	2	7,150	2
Hotel/Motel	9,854	9,802	3	2,419	1
Land	—	—	—	—	—
Other	12,504	12,438	5	39,119	8
Residential Real Estate	—	—	—	—	—
Construction	—	—	—	—	—
SBA Real Estate	1,434	1,430	5	—	—
SBA Commercial	1,388	1,371	14	—	—
Commercial	4,767	4,617	29	449	1
Consumer/Other	—	—	—	—	—

Total	$50,412	$50,083	62	$54,618	16

*
Payment defaults on TDRs recorded during the twelve months ended December 31, 2009

        The following table provides information on non-accrual loans and loan past due over 90 days and still accruing:

	December 31, 2011
(Dollars In Thousands)	Non-Accrual Loans	Past Due 90 Days Or More, Still Accruing	Total Non-Performing Loan*
Commercial Real Estate
Gas Station	$3,851	$—	$3,851
Carwash	6,250	—	6,250
Hotel/Motel	3,611	—	3,611
Land	—	—	—
Other	11,476	—	11,476
Residential Real Estate	1,488	—	1,488
Construction	12,548	—	12,548
SBA Real Estate	2,413	—	2,413
SBA Commercial	173	—	173
Commercial	2,022	—	2,022
Consumer	—	—	—

Total	$43,832	$—	$43,832

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2010
(Dollars In Thousands)	Non-Accrual Loans	Past Due 90 Days Or More, Still Accruing	Total Non-Performing Loan*
Commercial Real Estate
Gas Station	$5,275	$—	$5,275
Carwash	9,863	—	9,863
Hotel/Motel	5,856	—	5,856
Land	12,212	—	12,212
Other	25,087	—	25,087
Residential Real Estate	6,582	—	6,582
Construction	—	—	—
SBA Real Estate	2,701	—	2,701
SBA Commercial	940	—	940
Commercial	2,689	—	2,689
Consumer	27	—	27

Total	$71,232	$—	$71,232

*
Balances are net of SBA guaranteed portions.

        No interest income related to non-accrual loans was included in net income for the years ended December 31, 2011 and 2010. Additional interest income of approximately $4.6 million and $9.6 million would have been recorded for the years ended December 31, 2011 and 2010, respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Delinquent loans by days past due as of December 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	December 31, 2011
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$327	$—	$3,851	$4,178
Carwash	937	1,457	4,792	7,186
Hotel/Motel	—	454	2,784	3,238
Land	—	—	—	—
Other	1,255	8,310	9,994	19,559
Residential Real Estate	1,039	1,017	976	3,032
Construction	—	—	—	—
SBA Real Estate	1,069	1,087	1,894	4,050
SBA Commercial	914	196	48	1,158
Commercial	1,360	402	1,224	2,986
Consumer/Other	—	—	—	—

Total	6,901	12,923	25,563	45,387

Non-Accrual Loans Listed Above	$1,657	$2,648	$25,563	$29,868

	December 31, 2010
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due
Commercial Real Estate
Gas Station	$5,237	$4,730	$5,275	$15,242
Carwash	4,535	1,344	2,919	8,799
Hotel/Motel	5,819	2,564	1,625	10,008
Land	281	573	9,948	10,802
Other	3,044	6,114	15,446	24,604
Residential Real Estate	602	3,446	3,542	7,590
Construction	—	—	—	—
SBA Real Estate	1,808	1,807	1,744	5,358
SBA Commercial	1,188	716	25	1,929
Commercial	937	932	2,106	3,975
Consumer/Other	41	5	27	72

Total	23,492	22,231	42,657	88,379

Non-Accrual Loans Listed Above	$3,596	$7,658	$42,657	$53,911

*
Balances are net of SBA guaranteed portions.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Loans with classification of special mention, substandard, and doubtful at December 31, 2011 and December 31, 2010 are presented in the following table by loan type:

	December 31, 2011
	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$675	$17,795	$2,520	$20,990
Carwash	10,075	14,400	1,115	25,590
Hotel/Motel	20,919	12,175	2,784	35,878
Land	3,861	281	—	4,142
Other	86,699	75,973	7,855	170,527
Residential Real Estate	896	1,521	326	2,743
Construction	—	12,548	—	12,548
SBA Real Estate	3,442	7,545	1,121	12,108
SBA Commercial	1,133	2,995	—	4,128
Commercial	9,173	13,809	627	23,609
Consumer/Other	—	3	—	3

Total	$136,873	$159,045	$16,348	$312,266

	December 31, 2010
	Special Mention	Substandard	Doubtful	Total
Commercial Real Estate
Gas Station	$12,952	$21,591	$531	$35,074
Carwash	6,618	27,925	802	35,345
Hotel/Motel	33,001	50,716	0	83,717
Land	6,035	7,605	4,888	18,528
Other	38,067	82,549	7,140	127,756
Residential Real Estate	904	6,988	—	7,892
Construction	—	20,597	—	20,597
SBA Real Estate	2,830	9,431	244	12,505
SBA Commercial	2,530	3,210	374	6,114
Commercial	11,517	16,476	221	28,214
Consumer/Other	4,107	31	27	4,165

Total	$118,561	$247,119	$14,227	$379,907

*
Balances are net of SBA guaranteed portions

        The Company provides residential mortgage lending and offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. Most of the salable loans are transferred to the secondary market while a certain portion was retained on the Company's books as portfolio loans. The total home mortgage loan

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

portfolio outstanding at the end of 2011 and 2010 was $65.8 million and $47.7 million, respectively. There were no residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages at December 31, 2011 including loans held temporarily for sale or refinancing. At December 31, 2010, residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages totaled $944,000 and $1.2 million, respectively

        The following is an analysis of all loans to officers and directors of the Company and their affiliates as of December 31. All such loans were made under terms that are consistent with the Company's normal lending policies:

(Dollars in Thousands)	2011	2010
Outstanding balance—beginning of year	$25,287	$27,986
Credit granted, including renewals	700	690
Repayments	(1,911)	(3,390)

Outstanding balance—end of year	$24,076	$25,287

        Income from these loans totaled approximately $1.1 million, $1.1 million, and $823,000 for the years ended December 31, 2011, 2010, and 2009, respectively, and is reflected in the accompanying consolidated statements of operations.

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at 2011 year end was $485.0 million, which consisted of $379.7 million in real estate loans and $105.4 million in commercial loans. SBA loans serviced for others at December 31, 2010 totaled $455.7 million, $341.8 million in real estate loans and $113.9 million in commercial loans. Total mortgage loans serviced for other at December 31, 2011 totaled $3.2 million. There were no mortgage loans serviced for others in previous years.

        The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2011 and 2010, respectively:

(Dollars in Thousands)	2011	2010
Beginning of year	$7,331	$6,898
Additions through assumptions of servicing assets	2,415	1,228
Disposals through pay-off of loans previously serviced	(256)	(1,201)
Changes in fair value	(692)	406

End of year	$8,798	$7,331

        The fair valuation of servicing assets in accordance ASC 860-50 was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

6. LOAN SERVICING ASSETS (Continued)

        The servicing fee income which is reported on the statement of operations as "Loan-related servicing fee" is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and other ancillary fee incomes. Servicing fees totaled $4.6 million, $4.2 million, and $3.7 million for the years ended December 31, 2011, 2010, and 2009, respectively. Late fees and ancillary fees related to loan servicing are not material.

        Servicing assets represent the fair value associated with servicing loans sold and is determined by discounted cash flow analysis using a discount rate based on the related loan rate, prepayment speed, and adequate compensation assumptions.

        The following table is a summary of weighted average discount rates and constant prepayment rates of the Company's servicing SBA loan portfolio as of December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Average Discount Rate:	5.80%	5.82%
Constant Prepayment Rate:	14.24%	15.89%
Weighted Average Life:	20 Years	17 Years

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2011	2010
Land	$2,968	$2,968
Building	2,744	2,744
Furniture and equipment	8,066	7,935
Leasehold improvements	12,501	11,736

Total	26,279	25,383
Accumulated depreciation and amortization	(13,667)	(12,053)

Total net of depreciation and amortization	$12,612	$13,330

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2011, the Company had thirteen investments, with a net carrying value of $22.1 million. Commitments to fund investments in affordable housing partnerships totaled $15.6 million at December 31, 2011 with the last of the commitments ending in 2015. Total investment in affordable housing recorded on the balance at December 31, 2011 (including commitments to fund) was $37.7 at December 31, 2011. The investments were accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS (Continued)

partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 13 years are $36.7 million as of December 31, 2011. The Company's usage of federal tax credits approximated $3.0 million, $2.3 million, and $1.5 million during 2011, 2010, and 2009, respectively. Loss on investments in affordable housing amounted to $2.5 million, $2.3 million, and $1.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

9. DEPOSITS

        Time deposits by maturity dates are as follows at December 31:

(Dollars in Thousands)	2011	2010
Less than three months	$278,835	$529,526
After three to six months	248,305	213,025
After six months to twelve months	363,086	374,150
After twelve months	105,113	101,572

Total	$995,339	$1,218,273

        The scheduled maturities of time deposits as of December 31, 2011 and December 31, 2010 are as follows:

(Dollars in Thousands)	2011	2010
2011	$—	$1,116,701
2012	890,226	87,154
2013	87,196	14,400
2014	17,778	—
2015	139	18

Total	$995,339	$1,218,273

        The scheduled maturities of total time deposits in denominations of $100,000 or greater at December 31, 2011 are as follows:

(Dollars In Thousands)	December 31, 2011
Three months or less	$220,415
Over three months through six months	175,641
Over six months through twelve months	173,952
Over twelve months	77,529

Total	$647,537

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

10. COMMITMENTS AND CONTINGENCIES

        The following tables represent future commitments and contingencies related to lease payments and investments in affordable housing partnerships at December 31, 2011:

(Dollars in Thousands) Year	Investments Affordable Housing Partnerships	Lease Payments
2012	$9,502	$3,445
2013	1,683	3,198
2014	3,922	3,055
2015	202	2,211
2016	69	1,717
2017	6	1,472
Thereafter	181	2,067

Total	15,565	$17,165

        Rental expense recorded under such leases amounted to approximately $3.8 million, $4.2 million, and $3.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        In the normal course of business, we are involved in various legal claims. No loss contingency has been recorded in any period presented in the financial statements because such losses are either not probable or reasonably estimable (or both) at the present time. Management also considers the amount or range of reasonably possible losses and this amount is not material to any of the consolidated financial statements.

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

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $227.5 million and $267.8 million at December 31, 2011 and 2010, respectively. Obligations under standby letters of credit and commercial letters of credit together totaled $25.6 million and $21.2 million at December 31, 2011 and 2010, respectively.

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2011, the Company had thirteen investments, with a net carrying value of $22.1 million. Commitments to fund investments in affordable housing partnerships totaled $15.6 million at December 31, 2011, with the last of the commitments ending in

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

10. COMMITMENTS AND CONTINGENCIES (Continued)

2026. Total investment in affordable housing recorded on the consolidated statements of financial condition at December 31, 2011 was $37.7 at December 31, 2011. The $37.7 million includes the carrying value and commitments to fund investments.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2011, the Company had approved financing with the Federal Home Loan Bank ("FHLB") for a maximum advance of up to 30% of total assets based on qualifying collateral. The Company's actual borrowing capacity under the FHLB standard credit program per the Company's pledged loan collateral was approximately $608.2 million, with $35.0 million borrowing outstanding and $573.2 million capacity remaining as of December 31, 2011. The Company also participates in the Securities-Backed Credit Program (SBC Program) as well. The Company's borrowing capacity under the SBC program with pledged collateral (included in the capacity above) was approximately $37.1 million, with $25.0 million in borrowings outstanding and $12.1 million capacity remaining as of December 31, 2011.

        The following table indicates the Company's outstanding advances from FHLB at December 31, 2011.

Amount (Dollars in Thousands)	Issue Date	Maturity Date	Rate
$20,000	December 7, 2011	Daily Advance (Open Maturity)	0.11%
15,000	July 7, 2011	Daily Advance (Open Maturity)	0.11%
25,000	February 10, 2011	Daily Advance (Open Maturity)	0.09%

$60,000			0.10%

        The following table summarizes information relating to the Company's FHLB advances for the periods or dates indicated:

	Year Ended December 31,
(Dollars in Thousands)	2011	2010	2009
Average balance during the year	$157,192	$125,214	$310,982
Average interest rate during the year	1.31%	2.49%	2.27%
Maximum month-end balance during the year	$255,000	$142,000	$387,000
Loans collateralizing the agreements at year-end	$911,760	$1,038,936	$1,005,310
Securities collateralizing the agreements at year-end	$40,224	$50,010	$379,209

        Total junior subordinated debentures at December 31, 2011 totaled $87.3 million, unchanged from December 31, 2010. In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as a parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million of Junior Subordinated Debentures as part of the issuance of $75.0 million in trust

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to the Company's outstanding shares of common stock and the Company's Series A Preferred Stock.

        The following table summarizes the Company's outstanding Subordinated Debentures at December 31, 2011:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire State Bank Junior Subordinated Debentures	12/19/2002	$10,000	3 Month LIBOR + 3.10%	3.674%	03/26/2012	(1)	12/26/2012
Wilshire Statutory Trust I	12/17/2003	15,464	3 Month LIBOR + 2.85%	3.409%	03/17/2012	(2)	12/17/2033
Wilshire Statutory Trust II	03/17/2005	20,619	3 Month LIBOR + 1.79%	2.349%	03/17/2012	(3)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.946%	03/15/2012	(4)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.926%	09/15/2012		09/15/2037

		$87,321

(1)
The Bank has the right to redeem the $10.0 million debentures, in whole or in part, on any March 26, June 26, September 26, or December 26 on or after December 26, 2007. The next callable date as of this report is March 26, 2012.

(2)
The Company has the right to redeem the $15.0 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17 on or after December 17, 2008. The next callable date as of this report is March 17, 2012.

(3)
The Company has the right to redeem the $20.0 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17 on or after March 17, 2010. The next callable date as of this report is March 17, 2012.

(4)
The Company has the right to redeem the $15.0 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15 on or after September 15, 2010. The next callable date as of this report is March 15, 2012.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS

        On December 12, 2008, the Company issued $62.2 million in preferred stocks and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million of preferred stock investment from the U.S. Treasury, which is commonly referred to as TARP investment, marks the completion of the sale to

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS (Continued)

the U.S. Treasury of 62,158 shares of newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with 10-year term) exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share (see Note 13). The preferred stock will pay cumulative dividends at a rate of 5% per year for the first 5 years, and 9% thereafter. The Company is restricted for a period of three years from the closing date, in the buyback of company stock and in increasing the quarterly dividend in excess of the current level. As of December 31, 2011, the amount of TARP preferred stock was $61.0 million and the TARP warrant was $2.7 million, of which, 100% were qualified for Tier 1 capital.

TARP Stock Warrant

        On December 12, 2008, as an attached term to the TARP agreement, the Company granted to the U.S. Treasury 949,460 warrants to purchase shares of the Company's common stock at an exercise price determined at $9.82. The warrant carries a 10-year term and was 100% vested at grant. Based on the present value of future cash flows of the TARP preferred stock investment, the Company determined the market value of the TARP preferred shares (i.e., TARP preferred shares without attached warrants) at its receipt date. In addition, the Company utilized the Black-Scholes model to obtain the fair value of the TARP warrants. The allocated warrant value was calculated based on the proportional fair value of the warrant in comparison with the total fair values of the TARP preferred stock and TARP warrant. The value allocated to TARP warrant was recorded as a discount to the TARP preferred stock, which was determined to be amortized using effective yield method. As of December 31, 2011, the unamortized TARP preferred discount was $1.2 million. To determine the warrant allocation ratio in accordance to ASC 470-20, the Company uses the fair value of the warrant divided by the sum of the fair value of warrants plus the fair value of the straight preferred stock. This ratio is then multiplied by the total amount of TARP capital issued to arrive at the value to be allocated to the warrant.

13. STOCK OPTION AND RESTRICTED STOCK PLANS

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        During 1997, the Bank established the 1997 stock option plan ("1997 Plan") that provided for the issuance of options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. Exercise prices may not be less than the fair market value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. As of December 31, 2011, 143,920 shares were previously granted and outstanding under this option plan.

        In June 2008, the Company established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair market value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 869,100 shares of the Company's common stock as of December 31, 2011.

        Total stock-based compensation expense was $394,000 and $583,000 for 2011 and 2010, respectively.

        For 2011, 2010, and 2009, 40,000, 29,000, and 216,500 shares were granted, respectively. The weighted average fair value of options granted during 2011, 2010 and 2009 was $2.99, $3.84 and $2.73 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2011	2010	2009
Expected life	6.0 years	4.9 years	3.5 - 6 years
Expected volatility	65.85%	53.78%	54.41%
Expected dividend yield	0.00%	2.13%	2.86%
Risk-free interest rate	1.19%	2.28%	2.17%

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        Activity in the stock option plan is presented as follows for the year ended December 31, 2011:

2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2011	1,302,480	$9.87
Granted	40,000	2.99
Exercised	(1,760)	2.57
Forfeited	(74,000)	8.66
Expired	(253,700)	10.59

Outstanding at December 31, 2011	1,013,020	$9.51	4.21 years	$35

Vested or expected to vest at December 31, 2011(1)	989,912	$9.57	4.20 years	$17

Option exercisable at December 31, 2011	855,820	$9.94	4.14 years	$16

(1)
Includes vested shares and non-vested shares after forfeiture rate is applied

        The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $2.99	49,320	$2.91	8.10	19,320	$2.79
$6.00 - $10.99	829,100	8.72	4.39	701,900	8.81
$13.00 - $14.99	17,000	13.94	3.26	17,000	13.94
$15.00 - $16.99	53,100	15.27	3.06	53,100	15.27
$17.00 - $19.99	64,500	18.93	0.00	64,500	18.93

Outstanding at end of year	1,013,020	9.51	4.21	855,820	9.94

        Activities related to stock options are presented as follows for the years indicated:

(Dollars in Thousands, Except Weighted Average Fair Value Price)	2011	2010	2009
Total intrinsic value of options exercised	$—	$34	$11
Total fair value of options vested	$505	$768	$864
Weighted average fair value of options granted during the year	$1.78	$1.03	$2.73

        As of December 31, 2011, total unrecognized compensation cost related to stock options and restricted shares that have been granted prior to the end of 2011 amounted to $126,000 and $122,000, respectively. These costs are expected to be recognized over a weighted average period of 1.03 years and 1.91 years, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        A summary of the status and changes of the Company's non-vested shares related to the Company's stock plans as of and during 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2011	$392,300	$2.53
Granted	40,000	1.78
Vested	(201,100)	2.72
Forfeited on unvested shares	(74,000)	2.54

Non vested at December 31, 2011	$157,200	$2.36

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2011, 2010, and 2009 is shown in as follows:

(Dollars in Thousands)	Current	Deferred	Total
2011:
Federal	$391	$20,107	$20,498
State	324	12,803	13,127

	$715	$32,910	$33,625

2010:
Federal	$(3,677)	$(20,509)	$(24,186)
State	(1,394)	(8,210)	(9,604)

	$(5,071)	$(28,719)	$(33,790)

2009:
Federal	$13,561	$(4,927)	$8,634
State	3,842	(1,790)	2,052

	$17,403	$(6,717)	$10,686

        The following is a summary of the income taxes receivable. The $15.1 million and $19.0 million federal income taxes receivables were included in other assets as of December 31, 2011 and December 31, 2010, respectively. The $0.7 million and $7.2 million state taxes receivable were included in other assets as of December 31, 2011 and 2010, respectively.

(Dollars in Thousands)	2011	2010
Current income taxes receivable:
Federal	$15,129	$19,034
State	712	7,222

Total income taxes receivable	$15,841	$26,256

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

14. INCOME TAXES (Continued)

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2011 and 2010:

2011 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$35,628	$11,034	$46,662
Tax depreciation (greater) less than financial
statement depreciation	(584)	326	(258)
Net operating loss	—	3,632	3,632
OREO reserve	(391)	(121)	(512)
ASC 718-10 non-qualified stock options	579	179	758
Charitable Contributions	43	13	56
Unrealized loss on loans held-for-sale	872	270	1,142
Low income housing tax credit	2,895	395	3,290
Restricted stocks	103	32	135
CA Enterprise Zone tax credits	—	1,570	1,570
Accrued professional fees	333	103	436

Total deferred tax assets	39,478	17,433	56,911

Deferred tax liabilities:
Prepaid expenses	352	109	461
Deferred loan origination costs	1,419	439	1,858
Unrealized gain on securities available-for-sale	2,700	497	3,197
Intangible related to business combination	(145)	(45)	(190)
ASC 860-50 adjustment	944	292	1,236
Gain from acquisition of Mirae Bank	6,199	1,920	8,119
Others	720	215	935

Total deferred tax liabilities	12,189	3,427	15,616

Valuation Allowance	$(27,289)	$(14,006)	$(41,295)

Net deferred tax assets	$—	$—	$—

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

14. INCOME TAXES (Continued)

2010 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Statutory bad debt deduction less than
financial statement provision	$38,699	$11,986	$50,685
Tax depreciation (greater) less than financial
statement depreciation	(28)	251	223
Net operating loss	7,660	2,671	10,331
Deferred rent	45	14	59
OREO reserve	(8)	(2)	(10)
ASC 718-10 non-qualified stock options	537	166	703
Unrealized loss on loans held-for-sale	382	118	500
Low income housing tax credit	2,609	170	2,779
Restricted stocks	46	14	60
CA Enterprise Zone tax credits	—	843	843
Accrued professional fees	58	18	76

Total deferred tax assets	50,000	16,249	66,249

Deferred tax liabilities:
Prepaid expenses	219	68	287
Deferred loan origination costs	1,619	501	2,120
Unrealized gain on securities available-for-sale	1,038	162	1,200
Intangible related to business combination	(31)	(10)	(41)
ASC 860-50 adjustment	738	229	967
Gain from acquisition of Mirae Bank	7,630	2,363	9,993
State deferred tax and others	5,160	206	5,366

Total deferred tax liabilities	16,373	3,519	19,892

Net deferred tax assets	$33,627	$12,730	$46,357

        In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2011 the Company has taken full valuation allowance and had net deferred tax asset of $0. As of December 31, 2010 and 2009, the Company had net deferred tax assets of $46.4 million and $18.7 million, respectively.

        As a result of the significant loss incurred during the first quarter of 2011, management assessed the future reversal of all temporary differences as to determine which deductions would be available to carry back to tax years with taxable income or could be utilized by projected future taxable income. As a result of this analysis, management determined that a portion of the Company's net deferred tax asset did not meet the more-likely-than-not criteria for realization at March 31, 2011. Accordingly, the Company recorded a full valuation allowance as of March 31, 2011. During the subsequent periods in 2011, the Company realized taxable income which effectively reduced the deferred tax valuation allowance. As of December 31, 2011, valuation allowance for deferred tax asset was $41.3 million, and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

14. INCOME TAXES (Continued)

the remaining deferred tax asset valuation allowance will reverse through income tax expense if the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more-likely-than-not that the deferred tax asset will be utilized during the carry-forward period.

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2011	2010	2009
Statutory tax rate	35%	-35%	35%
State taxes—net of California Enterprise Zone tax credit	2%	-9%	6%
Valuation Allowance	1019%	0%	0%
Officer Life Insurance	-6%	0%	-1%
Municipal Bonds	-15%	1%	-2%
Tax credits	-26%	-4%	-5%
Other items	11%	-2%	2%

Total	1020%	-49%	35%

        The effective tax rate for 2011 represents tax liabilities associated with current year operating income along with deferred tax asset valuation allowance compared to tax benefits reflecting operating losses for the years 2010.

        On January 1, 2007, the Company adopted the provisions of ASC 740-10. As a result of applying the provisions of ASC 740-10, the Company recorded an increase in liabilities for an unrecognized tax benefit of $178,000 and related interest of $23,000 in 2011.

(Dollars in Thousands)	2011	2010
Unrecognized tax benefit:
Balance, beginning of the year	$657	$398
Increases related to current year tax positions	178	259
Expiration of the statute of limitations for assessment of taxes	—	—

Balance, end of the year	$835	$657

        As of December 31, 2011, the total unrecognized tax benefit that would affect the effective rate if recognized was $543,000, which was solely related to the state exposure from California Enterprise Zone net interest deductions. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2011, the total accrued interest related to uncertain tax positions was $55,000. The Company accounted for interest related to uncertain tax positions as part of the Company's provision for federal and state income taxes. Accrued interest was included as part of the current tax payable in the consolidated financial statements.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2008 through 2011 tax years remain subject to examination by federal tax

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

14. INCOME TAXES (Continued)

authorities, and 2007 through 2011 tax years remain subject to examination by most state tax authorities. The Company is under examination by the New York State Department of Taxation and Finance for the 2005, 2006, and 2007 tax years. Examinations for the 2007 and 2008 tax years under the California Franchise Tax Board are ongoing as well. The Company believes that we have adequately provided or paid for income tax issues not yet resolved with federal, state and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect the examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2011.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The carrying amount of goodwill amounted to $6.7 million at both December 31, 2011 and 2010 since no impairment losses were recorded during those years. The Company also recorded $1.6 million in core deposit premiums and $346,000 of favorable lease intangibles as a result of the Liberty Bank acquisition in 2006. With the acquisition of Mirae Bank in June 2009, the Bank recorded additional core deposit premiums amounting to $1.3 million but recorded no goodwill from the transaction. As of December 31, 2011, core deposit premiums related to Liberty Bank and Mirae Bank had cost bases of $664,000 and $656,000, respectively. Core deposit premiums related to Mirae Bank and Liberty Bank are both amortized on an accelerated basis using the attrition cash flow method for 10 years. Favorable lease intangibles related to Liberty Bank has been fully amortized since December 2009.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test performed in accordance with ASC 820. The first step, used to identify potential impairment, involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. To measure fair value under the first step, the Company uses a combination of the "Discounted Cash Flow Method", the "Guideline Public Company Method", and the "Guideline Branch Transaction Method". If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

        As of December 31, 2011, management performed an annual evaluation of goodwill related to the East Coast branches and concluded that there was no impairment of goodwill and that the fair value of the East Coast branches exceeded its carrying value as of December 31, 2011.

        The gross carrying amount and accumulated amortization for core deposit intangibles that resulted from the acquisition of Liberty Bank and Mirae Bank at December 31, 2011 and December 31, 2010 are shown in the table below:

	2011		2010
(Dollars in Thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets:
Core deposits—Mirae Bank	$1,330	(674)	$1,330	$(522)
Core deposits—Liberty Bank of New York	1,640	(976)	1,640	(802)

Total	$2,970	(1,650)	$2,970	$(1,354)

        The amortization schedule for intangible assets, specifically core deposit intangibles for the next five years as of December 31, 2011 is show in the table below:

(Dollars in Thousands)	2012	2013	2014	2015	2016
Other Intangible assets amortization	$284	$280	$274	$267	$125

16. RETIREMENT PLAN

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $629,000, $692,000, and $520,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

17. REGULATORY MATTERS

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

17. REGULATORY MATTERS (Continued)

assets (as defined) and Tier I capital (as defined) to quarterly average assets. Management believes that, as of December 31, 2011 and 2010, the Company met all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2011 and 2010, the Company is able to include all of the TARP preferred investment from the U.S. Treasury as Tier 1 capital. In addition, part of the proceeds from the previously issued trust preferred securities was also classified as Tier 1 capital. As of December 31, 2011, the Company's Tier 1 risk-weighted capital ratio and Tier 1 capital ratio were 19.59% and 13.86%, respectively, as compared with 12.61% and 9.18%, as of December 31, 2010.

        As of December 31, 2011, all of the Company and Bank's capital ratios were in excess of the regulatory requirements for a "well-capitalized institution". To be categorized as well capitalized, the Company must maintain minimum total risk-based ratio of 10.0%, Tier I risk-based ratio of 6.0% and a Tier I leverage ratio of 5.0%.

        The Company's and Bank's actual capital amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$393,520	20.89%	$150,697	≥	8.00%
Wilshire State Bank	$383,963	20.42%	$150,442	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$368,951	19.59%	$75,348	≥	4.00%
Wilshire State Bank	$359,463	19.12%	$75,221	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$368,951	13.86%	$106,447	≥	4.00%
Wilshire State Bank	$359,463	13.53%	$106,285	≥	4.00%
As of December 31, 2010
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$316,921	14.00%	$181,099	≥	8.00%
Wilshire State Bank	$310,592	13.72%	$181,089	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$285,556	12.61%	$90,549	≥	4.00%
Wilshire State Bank	$279,228	12.34%	$90,545	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$285,556	9.18%	$124,477	≥	4.00%
Wilshire State Bank	$279,228	8.98%	$124,383	≥	4.00%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

17. REGULATORY MATTERS (Continued)

        For the purposes of regulatory capital ratio computation, the Company's equity capital includes the $62.2 million Series A Preferred Stock issued by the Company to the U.S. Treasury as part of the Company's participation of the TARP Capital Purchase Program. It also includes capital from the Company's public offering conducted in the second quarter of 2011. In the public offering, the Company raised approximately $115.0 million in equity capital through the issuance of common stock. After associated underwriting fees and costs and other expenses related to the offering, the Company's net equity increase was approximately $108.7 million.

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

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. Furthermore, as part of the TARP agreement, the Company is limited to declare or pay or set apart for dividend payments on any common shares or shares of any other series of preferred stock rankings prior to fully fulfilling the dividend payment requirement of the TARP. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2011 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was zero as undivided cumulative three year net income was negative, and therefore no dividends can be paid without regulatory approval. In addition, the Bank is prohibited from paying dividends to the holding company without prior regulatory approval under the terms of its MOU with the FDIC and the California DFI, and Wilshire Bancorp is restricted from paying dividends without the prior regulatory approval under the terms of its MOU with the Federal Reserve Bank of San Francisco.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The table below is a summary of fair value estimates as of December 31, 2011 and 2010, for financial instruments, as defined by ASC 825-10, "Disclosures about Fair Value of Financial Instruments," including those financial instruments for which the Company did not elect fair value option. In addition, the provisions of ASC 825-10 do not require the disclosure of the fair value of lease financing instruments and nonfinancial instruments, including goodwill and intangible assets. The estimated fair value of financial instruments has been determined by the Company using available market information and other valuation methodologies. However, considerable judgment is required to interpret market data in order to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31:

	2011		2010
(Dollars in Thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$325,250	$325,250	$198,535	$198,535
Investment securities held-to-maturity	66	70	85	89
Loans receivable—net	1,824,690	1,826,358	2,177,768	2,175,194
Loans held-for-sale	53,814	56,356	37,904	39,027
Cash surrender value of life insurance	19,888	19,888	18,662	18,662
Federal Home Loan Bank stock	15,523	15,523	18,531	18,531
Accrued interest receivable	8,118	8,118	10,581	10,581
Due from customer on acceptances	414	414	368	368
Liabilities:
Noninterest-bearing deposits	511,467	511,467	$467,067	$467,067
Interest-bearing deposits	1,690,842	1,700,253	1,993,873	1,983,734
Junior subordinated debentures	87,321	87,321	87,321	87,321
Short-term federal fund purchased & FHLB borrowings	60,000	59,999	135,000	136,519
Accrued interest payable	3,281	3,281	4,902	4,902
Acceptances outstanding	414	414	368	368

        The methods and assumptions used to estimate the fair value of each class of financial statements for which it is practicable to estimate that value are explained below:

  Cash and Cash Equivalents—The carrying amounts approximate fair value due to the short-term nature of these investments.

  Investment Securities Held-to-maturity—The fair value of investment securities held-to-maturity is generally obtained from market bids from similar or identical securities, or obtained from independent securities brokers or dealers.

  Loans Receivable-Net—Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the market pricing of similar fixed rate loans, as well as anticipated repayment schedules as of December 31, 2011 and 2010, respectively. The fair values of adjustable rate commercial loans are based on the estimated discounted cash flows as of the year ends of 2011 and 2010 utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties. The estimated fair values are net of allowance for loan losses.

  Loans Held-for-Sale—Similar fair valuation as to Loans Receivable-Net. Fair values are estimated for portfolios of loans with similar financial characteristics, primarily fixed and adjustable rate interest terms. The fair values of fixed rate mortgage loans are based on discounted cash flows utilizing applicable risk-adjusted spreads relative to the current pricing of similar fixed rate loans, as well as anticipated repayment schedules. The fair value of adjustable rate commercial loans is based on the estimated discounted cash flows utilizing the discount rates that approximate the pricing of loans collateralized by similar commercial properties.

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

  Loan Commitments and Standby Letters of Credit—The fair value of loan commitments and standby letters of credit is based upon the difference between the current value of similar loans and the price at which the Company has committed to make the loans. The fair value of loan commitments and standby letters of credit is not material at December 31, 2011 and 2010.

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2011 and 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations at December 31, 2011, 2010 and 2009:

(Dollars In Thousands, Except Per Share Data)	2011	2010	2009
Numerator—Net (loss) income available to common shareholders	$(33,988)	$(38,384)	$16,504
Denominator—Basic weighted-average shares	55,710,377	29,486,351	29,420,291
Effect of dilutive securities—Stock option dilution(1)	—	—	8,975
Stock warrant dilution(2)	—	—	—
Denominator—Adjusted weighted-average shares	55,710,377	29,486,351	29,429,266
Basic earnings per share	$(0.61)	$(1.30)	$0.56
Diluted earnings per share	$(0.61)	$(1.30)	$0.56

(1)
Excludes 869,100 options outstanding at December 31, 2009 for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation. In addition 855,820 and 910,180 vested options outstanding at December 31, 2011 and 2010, respectively, were excluded as the options were deemed anti-dilutive due to the net loss recorded for available to common shareholders for these years.

(2)
There were 949,460 warrants outstanding at December 31, 2011, 2010, and 2009. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2011. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

20. BUSINESS SEGMENT INFORMATION

        The following disclosure about segments of the Company is made in accordance with the requirements of ASC 280-10 "Disclosures about Segments of an Enterprise and Related Information" Wilshire Bancorp operates in three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each segment. These segments are described in additional detail below:

  •
  Banking Operations ("Operations")—The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including commercial, consumer, and real estate loans to its customers.

  •
  Small Business Administration Lending Services—The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

20. BUSINESS SEGMENT INFORMATION (Continued)

  •
  Trade Finance Services—The Company's TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

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

        The Company's TFS services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, the Company provides advising and negotiation of commercial letters of credit, and the Company transfers and issue back-to-back letters of credit. Wilshire Bancorp also provides importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segments
2011 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$95,394	$2,372	$9,609	$107,375
Less provision for (recapture of) loan losses	56,299	(1,352)	4,153	59,100
Other operating income	8,851	857	14,097	23,805

Net revenue	47,946	4,581	19,553	72,080
Other operating expenses	60,237	1,519	7,029	68,785

(Loss) income before taxes	$(12,291)	$3,062	$12,524	$3,295

Total assets	$2,472,456	$63,255	$161,143	$2,696,854

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

20. BUSINESS SEGMENT INFORMATION (Continued)

	Business Segments
2010 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$100,875	$2,979	$9,862	$113,716
Less provision for loan losses	139,185	3,794	7,821	150,800
Other operating income	26,132	1,029	8,751	35,912

Net (loss) revenue	(12,178)	214	10,792	(1,172)
Other operating expenses	61,737	1,631	4,008	67,376

(Loss) income before taxes	$(73,915)	$(1,417)	$6,784	$(68,548)

Total assets	$2,728,602	$43,562	$198,361	$2,970,525

	Business Segments
2009 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$86,616	$2,750	$10,097	$99,463
Less provision for loan losses	48,924	10,972	8,704	68,600
Other operating income	49,707	1,112	6,497	57,316

Net revenue (loss)	87,399	(7,110)	7,890	88,179
Other operating expenses	53,306	2,244	1,819	57,369

Income (loss) before taxes	$34,093	$(9,354)	$6,071	$30,810

Total assets	$3,209,129	$44,210	$182,658	$3,435,997

21. RELATED PARTIES TRANSACTION

        All related party transactions are and will continue to be on terms no less favorable to the Company than those which could be obtained with non-affiliated parties. Management believes that such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other parties and do not involve more than the normal risk of collectability or present other unfavorable features (see footnote 5).

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2011	2010
	(Dollars in Thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$6,804	$6,676
Investment in subsidiary	377,416	298,280
Prepaid income taxes	3,143	1,982
Other assets	2	2

Total assets	$387,365	$306,940

Liabilities:
Other borrowings	$77,321	$77,321
Accounts payable and other liabilities	72	69
Cash dividend payable	390	388

Total liabilities	77,783	77,778
Shareholders' equity	309,582	229,162

Total	$387,365	$306,940

	2011	2010	2009
	(Dollars in Thousands)
STATEMENTS OF OPERATIONS
Interest expense	$1,645	$2,134	$2,725
Other operating expense	1,283	1,394	1,617

Total expense	2,928	3,528	4,342
Other income	49	64	105
Undistributed (losses) earnings of subsidiary	(28,612)	(32,750)	22,951

(Loss) earnings before income tax provision	(31,491)	(36,214)	18,714
Income tax benefit	1,161	1,456	1,410

Net (loss) income	$(30,330)	$(34,758)	$20,124

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

22. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

	2011	2010	2009
	(Dollars In Thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net (loss) income	$(30,330)	$(34,758)	$20,124
Adjustments to reconcile net earnings to net cash used in operating activities:
Increase (decrease) in accounts payable and other liabilities	3	(28)	(45)
Stock compensation expense	396	583	875
Decrease (increase) in prepaid income taxes	(1,161)	(778)	1,030
Increase in other assets	—	526	(229)
Undistributed earnings (loss) of subsidiary	28,612	32,750	(22,951)

Net cash (used in) provided by operating activities	(2,480)	(1,704)	(1,196)

Cash flows from investing activities:
Payment from and (investments in) subsidiary	(103,000)	12,000	(60,000)

Net cash (used in) provided by investing activities	(103,000)	12,000	(60,000)

Cash flows from financing activities:
Proceeds From issuance of common stock	108,711	—	—
Proceeds from exercise of stock options	5	98	5
Payments of cash dividend	—	(2,948)	(5,883)
Payments of preferred stock cash dividend	(3,108)	(3,108)	(2,875)

Net cash (used in) provided by financing activities	105,608	(5,959)	(8,753)

Net (decrease) increase in cash and cash equivalents	128	4,337	(69,949)
Cash and cash equivalents, beginning of year	6,676	2,339	72,288

Cash and cash equivalents, end of year	6,804	$6,676	$2,339

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended,
2011 (Dollars in Thousands, Except Share Data)	March 31	June 30	September 30	December 31	YTD Total
Net interest income	$29,295	$27,335	$25,522	$25,223	$107,375
Provision for loan losses	44,800	10,300	2,500	1,500	59,100
Net income (loss)	(51,193)	3,026	11,102	6,735	(30,330)
Net income (loss) available to common shareholders	(52,105)	2,113	10,186	5,818	(33,988)
Basic earnings (loss) per common share	$(1.77)	$0.04	$0.14	$0.08	$(0.61)
Diluted earnings (loss) per common share	$(1.77)	$0.04	$0.14	$0.08	$(0.61)

2010
Net interest income	$28,558	$29,239	$29,652	$26,267	$113,716
Provision for loan losses	17,000	32,200	18,000	83,600	150,800
Net income (loss)	3,315	(3,664)	4,980	(39,389)	(34,758)
Net income (loss) available to common shareholders	2,412	(4,570)	4,072	(40,299)	(38,385)
Basic earnings per common share	$0.08	$(0.15)	$0.14	$(1.37)	$(1.30)
Diluted earnings per common share	$0.08	$(0.15)	$0.14	$(1.37)	$(1.30)

24. SUBSEQUENT EVENTS

        On January 30, 2012, the Board of Directors for Wilshire Bancorp, Inc. (the "Company") approved the modification of stock options awards for the following directors; Steven Koh, Harry Siafaris, Kyu Hyun Kim, Richard Kim, Young Hi Park, Lawrence Jeon, and Donald Byun. The stock option awards were previously issued to the Directors under the 2008 Stock Incentive Plan (the "2008 Plan") which provides for a reserve of 2,933,200 shares of the Company's common stock, no par value per share, to be issued to the terms of the 2008 Plan. A total of 430,000 shares were modified as of January 30, 2012. The exercise price of the modified shares was set at $3.50 per share based on the market closing price of the Company's shares of common stock on January 30, 2012. The vesting period for the modified stock option grants began on January 30, 2012, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments. The modified stock option awards expire 10 years from the date of the modification, or on January 30, 2022. After January 30, 2022, please add the following sentence: The Company expects to incur approximately $346,000 in compensation expenses related to the modification in 2012.

        The Company has evaluated all other events and transactions occurring through the date of filing this report on Form 10-K. Except for the aforementioned modification of stock options for the Company's Directors, the Company did not have any other subsequent events as the of the issue date of this report.

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated[1]
3.2	Second Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008[2]
3.3	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A2
3.4	Certificate of Amendment to Articles of Incorporation[16]
4.1	Specimen of Common Stock Certificate[3]
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002[9]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003[4]
4.5	Guarantee Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005[4]
4.8	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005[4]
4.11	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.[5]
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.15	Form of Certificate for the Series A Preferred Stock[2]
4.16	Warrant to Purchase Common Stock[2]
10.1	Stock Purchase Agreement by and between Wilshire State Bank and OSB Financial Services, Inc.[9]
10.2	Consulting Agreement with Soo Bong Min dated December 19, 20076,[7]
10.3	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury[2]
10.4	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury[2]
10.5	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim[2]
10.6	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim[2]
10.7	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009[13]

Reference Number	Item
10.8	2008 Stock Option Plan of Wilshire Bancorp, Inc.6,[8]
10.9	Lease dated July 31, 2009 between the Company and AYM Investment LLC, Laurel-Crest Group LLC, and Synchronicity LLC. (Downtown Branch)[12]
10.10	Lease dated January 21, 2010 between the Company and System II LLC. (Cerritos Branch)[12]
10.11	Addendum to Fashion Town Branch Lease, dated May 31, 2009 between the Company and San Pedro Properties LP. (Fashion Town Branch)[12]
10.12	Lease dated July 28, 2009 between the Company and New Hampshire Apartments, Inc.(Torrance Branch)[12]
10.13	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.(Manhattan Branch)[12]
10.14	Addendum to Denver LPO Lease, dated August 11, 2008 between the Company and RMC/Pavillion Towers, LLC. (Denver, CO LPO)[12]
10.15	Lease dated December 15, 2009 between the Company and NDI Development. (Atlanta, GA LPO)[12]
10.16	Addendum to Denver LPO Lease, dated March 31, 2008 between the Company and YPI 9801 Westheimer, LLC. (Houston, TX LPO)[12]
10.17	Addendum to Annandale, VA LPO Lease, dated February 25, 2010 between the Company and Young H. Lim and InjooBaik.(Annandale, VA LPO)[12]
10.18	Lease dated November 19, 2009 between the Company and Regency Centers, LP.(Van Nuys Branch)[12]
10.19	Lease dated September 2, 2008 between the Company and Roosevelt Avenue Corp. (Flushing, NY Branch)[12]
10.20	Lease dated July 31, 2009 between the Company and 2140 Lake, LLC c/o Jamison Services Inc. (Olympic Branch)[12]
10.21	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2011[10]
10.22	Form of Restricted Stock Agreement[11]
10.23	Lease dated November 10, 2010 between the Company and LACOLA, INC. (Gardena, CA Branch)[14]
10.24	Underwriting agreement, dated May 11, 2011, by and between Wilshire Bancorp, Inc. and J.P. Morgan Securities LLC, as representative of the underwriters named therein[15]
10.25	Wilshire State Bank Directors Survivor Income Plan, dated July 1, 2005 as amended on December 19, 2007[6]
10.26	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005 as amended on December 19, 2007[6]
11	Statement Regarding Computation of Net Earnings per Share[16]
12.1	Statement regarding computation of ratios of earnings to fixed charges
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Executive Officer)
99.2	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Financial Officer)

Reference Number	Item
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Condensed Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity and Non-controlling Interests for the years ended December 31, 2011, 2010, and 2009, (iv) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

1
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

2
Incorporated by reference to the Exhibits in the Company's Form 8-K, as filed with the SEC on December 17, 2008.

3
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.

4
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2007.

5
Incorporated by reference to the Exhibits to the Company's Form 10-Q, as filed with the SEC on November 9, 2007.

6
Indicates compensation or compensatory plan, contract, or arrangement.

7
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on December 20, 2007.

8
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008.

9
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 12, 2009.

10
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on February 24, 2011.

11
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on December 3, 2009.

12
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 1, 2010.

13
Incorporated by reference to the Exhibit to the Company's Form 8-K, as filed with the SEC on July 1, 2009.

14
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2011.

15
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on May 12, 2011.

16
The information required by this Exhibit is incorporated by reference from Note 19 of the Company's Financial Statements included herein.