Form 10-Q
period 2012-03-31
WILSHIRE BANCORP INC
filed 2012-05-10
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

The number of shares of Common Stock of the registrant outstanding at April 30, 2012 was 71,282,518.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS)

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$200,581	$155,245
Federal funds sold and other cash equivalents	170,007	170,005
Cash and cash equivalents	370,588	325,250

Securities available-for-sale, at fair value (amortized cost of $283 million and $312 million at March 31, 2012 and December 31, 2011, respectively)	292,305	320,064
Securities held-to-maturity, at amortized cost (fair value of $66 thousand and $70 thousand at March 31, 2012 and December 31, 2011, respectively)	62	66
Loans receivable (net of allowance for loan losses of $100 million and $103 million at March 31, 2012 and December 31, 2011, respectively)	1,802,701	1,824,690
Loans held-for-sale, at the lower of cost or market	48,128	53,814
Federal Home Loan Bank stock	14,781	15,523
Other real estate owned	2,271	8,221
Due from customers on acceptances	174	414
Cash surrender value of bank owned life insurance	20,036	19,888
Investment in affordable housing partnerships	37,020	37,676
Bank premises and equipment	12,168	12,612
Accrued interest receivable	8,385	8,118
Deferred income taxes	2,384	—
Servicing assets	9,013	8,798
Goodwill	6,675	6,675
Core deposits intangibles	1,250	1,320
FDIC loss-share indemnification	18,901	21,922
Other assets	15,660	31,803
TOTAL	$2,662,502	$2,696,854

LIABILITIES:
Deposits:
Non-interest bearing	$508,292	$511,467
Interest bearing:
Savings	104,223	99,106
Money market and NOW accounts	633,568	596,397
Time deposits of $100,000 or more	634,039	647,537
Other time deposits	330,151	347,802
Total deposits	2,210,273	2,202,309

Federal Home Loan Bank advances	—	60,000
Junior subordinated debentures	87,321	87,321
Accrued interest payable	3,429	3,281
Acceptances outstanding	174	414
Preferred stock repurchase payable	56,611	—
Other liabilities	34,798	33,947
Total liabilities	2,392,606	2,387,272

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 2,158 and 62,158 shares at March 31, 2012 and December 31, 2011, respectively	2,123	61,000
Common stock, no par value—authorized, 80,000,000 shares; issued and outstanding, 71,282,518 at March 31, 2012 and December 31, 2011	164,876	164,711
Accumulated other comprehensive income, net of tax	7,871	6,761
Retained earnings	95,026	77,110
Total shareholders’ equity	269,896	309,582

TOTAL	$2,662,502	$2,696,854

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011

INTEREST INCOME:
Interest and fees on loans	$27,121	$33,462
Interest on investment securities	1,525	1,983
Interest on federal funds sold	601	179
Total interest income	29,247	35,624

INTEREST EXPENSE:
Interest on deposits	4,255	5,110
Interest on FHLB advances and other borrowings	6	730
Interest on junior subordinated debentures	547	489
Total interest expense	4,808	6,329

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	24,439	29,295

PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	—	44,800

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	24,439	(15,505)

NON-INTEREST INCOME:
Service charges on deposit accounts	3,226	3,080
Gain on sale of loans, net	758	3,592
Loan-related servicing fees	1,359	838
Gain on sale or call of securities	3	36
Other income	1,040	1,130
Total non-interest income	6,386	8,676

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,162	7,817
Occupancy and equipment	1,942	1,980
Regulatory assessment fee	845	1,380
Low income housing tax credit investment losses	656	349
Data processing	732	712
Professional fees	480	1,112
Net (gain) loss on sale of OREO	(490)	466
Other operating expenses	2,400	3,660
Total non-interest expenses	14,727	17,476

INCOME (LOSS) BEFORE INCOME TAXES	16,098	(24,305)
INCOME TAX (BENEFIT) PROVISION	(354)	26,888
NET INCOME (LOSS)	16,452	(51,193)

PREFERRED STOCK ADJUSTMENTS
Preferred stock cash dividend	(802)	(778)
Accretion of preferred stock discount	(1,123)	(134)
One-time adjustment from repurchase of preferred stock	3,389	—
Total preferred stock adjustment	1,464	(912)

NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,916	$(52,105)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.25	$(1.77)
Diluted	$0.25	$(1.77)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,282,518	29,476,288
Diluted	71,311,209	29,476,288

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended
	March 31, 2012	March 31, 2011
DISCLOSURE OF RECLASSIFICATION AMOUNTS WITHIN ACCUMULATED OTHER COMPREHENSIVE INCOME

Net Income (Loss)	$16,452	$(51,193)

Unrealized Gain on Securities Available-For-Sale Securities:
Unrealized gains on securities available-for-sale arising during the quarter	$1,389	$903
Reclassification adjustment for gains realized in net income	(3)	(36)
Less income tax expense	—	364
Net change in net unrealized gains on securities available-for-sale	$1,386	$503

Unrealized Gain on Interest-Only Strip:
Net unrealized gains on interest-only strips arising during period	$25	$7
Less income tax expense	—	3
Net unrealized changes in net gains on interest-only strips	$25	$4

Accumulated Other Comprehensive Income (“AOCI”) On BOLI Unrecognized Prior Service Cost:
AOCI on BOLI unrecognized prior service cost	$(301)	$—
Less income tax expense (benefit)	—	—
Net changes in AOCI on BOLI unrecognized prior service cost	$(301)	$—

Total Comprehensive Income (Loss)	$17,562	$(50,686)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Cash dividend declared
Preferred stock						(778)	(778)
Share-based compensation expense				54			54
Accretion of discount on preferred stock		134				(134)	—
Comprehensive loss:
Net loss						(51,193)	(51,193)
Other comprehensive income (loss):
Change in unrealized gain on interest-only strips (net of tax)					4		4
Change in unrealized gain on securities available-for-sale (net of tax)					503		503
Comprehensive loss							(50,686)
BALANCE—March 31, 2011	62,158	$60,584	29,471,714	$55,655	$2,519	$58,994	$177,752

BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Restricted stock granted			—	—			—
Restricted stock forfeited			—	—			—
Redemption of preferred stock	(60,000)	(60,000)				3,389	(56,611)
Cash dividend declared
Preferred stock						(802)	(802)
Share-based compensation expense				165			165
Accretion of discount on preferred stock		1,123				(1,123)	—
Comprehensive income:
Net income						16,452	16,452
Other comprehensive income:
Net change in unrealized gain on interest-only strips					25		25
Net change in unrealized gain on securities available-for-sale					1,386		1,386
Accumulated OCI for BOLI unrecognized prior service cost					(301)		(301)
Comprehensive income							17,562
BALANCE—March 31, 2012	2,158	$2,123	71,282,518	$164,876	$7,871	$95,026	$269,896

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,452	$(51,193)
Adjustments to reconcile net income to net cash Used in operating activities:
Amortization of investment securities	1,469	1,252
Depreciation of Bank premises and equipment	567	189
Accretion of discount on acquired loans	(517)	(503)
Amortization of core deposit intangibles	71	81
Provision for loan losses and loan commitments	—	44,800
Provision for other real estate owned losses	50	450
Deferred tax (benefit) valuation	(2,685)	26,877
Loss on disposition of bank premises and equipment	1	25
Net realized gain on sale of loans held-for-sale	(1,448)	(3,592)
Proceeds from sale of loans held-for-sale	82,668	57,904
Origination of loans held-for-sale	(80,359)	(85,062)
Loss on valuation of held-for-sale impaired loans	690	—
Net realized gain on sale or call of available-for-sale securities	(3)	(36)
Change in unrealized appreciation on servicing assets	(13)	359
Disposition of servicing rights	30	—
Net realized (gain) loss on sale of other real estate owned	(490)	466
Share-based compensation expense	165	54
Change in cash surrender value of life insurance	(148)	(149)
Servicing assets capitalized	(231)	(693)
(Increase) decrease in accrued interest receivable	(267)	753
Loss on investments in affordable housing partnerships	656	349
Decrease (increase) in other assets	14,300	(8,696)
Federal Home Loan Bank dividend	20	—
Increase (decrease) in accrued interest payable	148	(42)
Increase in other liabilities	58,555	6,340
Net cash provided by (used in) operating activities	89,681	(10,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	4	6
Purchase of securities available-for-sale	—	(63,604)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	27,679	39,030
Net decrease in loans receivable	24,307	20,458
Payment of FDIC loss share indemnification	3,675	2,913
Proceeds from sale of other loans	342	7,855
Proceeds from sale of other real estate owned	8,818	10,259
Purchases of investments in affordable housing partnerships	(410)	(2,190)
Purchases of bank premises and equipment	(76)	(396)
Redemption of Federal Home Loan Bank stock	742	735
Net cash provided by investing activities	65,081	15,066

See accompanying notes to consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividend on preferred stock	$(777)	$(778)
Cash paid for TARP preferred stock redemption	(56,611)	—
Increase in Federal Home Loan Bank advances	—	120,000
Decrease in Federal Home Loan Bank advances	(60,000)	(63,011)
Net increase (decrease) in deposits	7,964	(190,913)
Net cash used in financing activities	(109,424)	(134,702)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,338	(129,703)

CASH AND CASH EQUIVALENTS—Beginning of period	325,250	198,535
CASH AND CASH EQUIVALENTS—End of period	$370,588	$68,832

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,660	$6,570
Income taxes paid	$—	$—
Income tax refunds received	$13,454	$186

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$1,992	$4,769
Note financing for sale of other loans	$—	$1,800
Loans transferred to held-for-sale from loans receivable	$500	$—
Loans transferred to loans receivable from held-for-sale	$3,973	$—
Other assets transferred to Bank premises and equipment	$47	$44
Preferred stock cash dividend declared, but not paid	$414	$388

See accompanying notes to consolidated financial statements.	(Concluded)

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

Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as the “Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  The Bank has 24 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area.  We also have 8 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, Washington, and Virginia. The LPO offices located in Newark, California, and Bellevue, Washington were established in 2011.

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The information provided by these interim financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2012 and December 31, 2011, the statements of operations, related statements of shareholders’ equity, and statements of cash flows for the three months ended March 31, 2012 and March 31, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2011.

Note 3.   Redemption of TARP Preferred Stock

The Company has repurchased 60,000 shares of the Company’s 62,158 outstanding shares of preferred stock (the “Preferred Shares”) from the U.S. Department of the Treasury (“Treasury”), which preferred shares were issued to Treasury in connection with the Company’s participation in the TARP Capital Purchase Program (the “CPP”).  The repurchase of $60 million in stated value of preferred shares at a discount of 5.6% (or an actual cost of $56.6 million) resulted in a one-time adjustment to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result is a net increase in capital of approximately $2.3 million.  Although transaction date occurred during the first quarter of 2012, actual payment for the repurchase of preferred shares will take place on April 3, 2012.  As such, the Company recorded a payable in the amount of $56.6 million listed as “Preferred stock repurchase payable” on our Consolidated Statement of Financial Condition as of March 31, 2012. The remaining 2,158 preferred shares remain outstanding as they were sold by Treasury to other investors. The common stock purchase warrants associated with the TARP program investment are still held by Treasury.

As a result of our participation in the CPP, among other things, we were subject to Treasury’s current standards for executive compensation and corporate governance for the period during which Treasury holds our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because Treasury sold all of the Preferred Shares in the auction, these executive compensation and corporate governance standards are no longer applicable and we have the option to increase the compensation for our executive officers and other senior employees on a going forward basis.

Note 4.   Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae Bank under receivership upon Mirae Bank’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  Thereafter, the Company purchased substantially all of Mirae Bank’s assets and assumed all of Mirae Bank’s deposits and certain other liabilities. Further, we entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC indemnification will decrease and increase, respectively.  When covered assets are paid-off and sold, the FDIC indemnification asset is reduced and offset with interest income. Covered assets that become impaired increase the indemnification asset.  At March 31, 2012, the remaining FDIC indemnification balance was $18.9 million.  The remaining covered loan balance, net of discount, at March 31, 2012, was $157.9 million.

Note 5.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

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

The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for any type of blockage factor (i.e., size of the position relative to trading volume).

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

The Company previously adopted ASC 820-10 and uses the following methods and assumptions in estimating our fair value disclosures for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

Securities available-for-sale — Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes mortgage-backed securities, collateralized mortgage obligations, municipal securities, and corporate debt securities. Our existing investment in available-for-sale security holdings as of March 31, 2012 is measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.

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

We obtain appraisals for all loans that have been identified by management as non-performing or potentially non-performing at every month-end, following such identification. Thereafter, the Company’s Credit Administrator Clerk monitors all of our collateral dependent impaired loans and other non-performing loans on a monthly basis to ensure that updated appraisals are ordered and received at least every six months. Once an appraisal has been received, if the updated appraisal value is less than the balance of the loan, we will either record a special valuation allowance for that difference, or we will charge-off the difference in accordance with our loan policy.

For any loan that has already been partially charged-off, there will be no change in the classification of that loan unless it satisfies our loan policy guidelines for returning a non-performing loan to a performing loan. The Company records impairments on all non-accrual loans and troubled debt restructured loans based on the valuation methods above with the exception of homogenous loans.  These loans are assessed based on a pool of similar loans to which a general reserve is established which are a component of the allowance for loan losses. The Company records impaired loans as non-recurring with Level 3 measurement inputs.

Other real estate owned — Other real estate owned (“OREO”) consists principally of properties acquired through foreclosures. The fair value of OREO is recorded at the lower of the carrying value of the loan, or estimated fair value less selling costs.  Fair values are derived from third party appraisals less selling costs and written purchase offers that have been accepted. Management periodically performs fair market valuations on OREO properties. Any subsequent decline in the fair value of the OREO properties after the date of transfer is recorded as a write-down of the assets.  In accordance with ASC 820-10, OREO properties recorded at fair value are presented based on their appraised values and are not adjusted for selling costs.  The Company records OREO as non-recurring with Level 3 measurement inputs.

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair value for these loans is determined based on sales contracts and commitments. The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

Servicing assets and interest-only strips — Small Business Administration (“SBA”) and residential real estate loan servicing assets and interest-only (“I/O”) strips represent the value associated with servicing SBA and residential real estate loans sold. The fair value for both servicing assets and I/O strips is determined through discounted cash flow analysis and utilizes discount rate, prepayment speed, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

Servicing liabilities —SBA loan servicing liabilities represent the value associated with servicing SBA loans sold. The value is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at March 31, 2012 and December 31, 2011:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities	$13,435	$—	$13,435	$—
Collateralized mortgage obligations	220,516	—	220,516	—
Corporate securities	24,830	—	24,830	—
Municipal securities	33,524	—	33,524	—
Servicing assets	9,013	—	—	9,013
Interest-only strips	561	—	—	561
Servicing liabilities	(372)	—	—	(372)

	Fair Value Measurements Using:
As of December 31, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities	$14,475	$—	$14,475	$—
Collateralized mortgage obligations	246,881	—	246,881	—
Corporate securities	24,414	—	24,414	—
Municipal securities	34,294	—	34,294	—
Servicing assets	8,798	—	—	8,798
Interest-only strips	551	—	—	551
Servicing liabilities	(374)	—	—	(374)

Financial instruments measured for fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the three months ended March 31, 2012 and March 31, 2011:

(Dollars in Thousands)	At December 31, 2011	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,798	$20	$—	$195	$—	$9,013	$—
Interest-only strips	551	(15)	25	—	—	561	(320)
Servicing liabilities	(374)	(11)	—	13	—	(372)	—

(Dollars in Thousands)	At December 31, 2010	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(360)	$—	$693	$—	$7,664	$—
Interest-only strips	615	(20)	7	—	—	602	(288)
Servicing liabilities	(393)	12	—	(12)	—	(393)	—

The following tables represent the aggregated balance of assets measured at their estimated fair values on a non-recurring basis at March 31, 2012 and December 31, 2011, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2012 and December 31, 2011:

As of March 31, 2012

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	QTD Net Realized Losses
Collateral dependent impaired loans	$—	$—	$95,630	$95,630	$2,463
OREO	—	—	2,519	2,519	50
Impaired loans held-for-sale	—	—	13,139	13,139	468
Total	$—	$—	$111,288	$111,288	$2,981

As of December 31, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	QTD Net Realized Losses
Collateral dependent impaired loans	$—	$—	$103,828	$103,828	$7,832
OREO	—	—	9,393	9,393	511
Impaired loans held-for-sale	—	—	11,083	11,083	4,246
Total	$—	$—	$124,304	$124,304	$12,589

The table below presents quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at March 31, 2012:

March 31, 2012

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range (Weighted Average)

Servicing assets	$9,013	Discounted cash flow	Discount rate	4.5% - 7.5%
			Constant prepayment rate	11.4% - 13.9%

Interest-only strips	561	Discounted cash flow	Discount rate	4.75% - 8.75%
			Constant prepayment rate	11.4% - 13.9%

Servicing liabilities	(372)	Discounted cash flow	Discount rate	4.5% - 10.0%
			Constant prepayment rate	13.9% - 14.0%

Collateral dependent impaired loans	95,630	Appraisals	N/A	N/A

OREO	2,519	Appraisals	N/A	N/A

Impaired loans held-for-sale	13,139	Appraisals/Actual selling price	N/A	N/A

The fair value of servicing assets, servicing liabilities, and interest only strips are measured using discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. As such, increases or decrease in cash flow inputs including changes to the discount rate and constant prepayment rate will have a corresponding impact to the fair value of these assets.  The fair value of collateral dependent impaired loans, OREO, and impaired loans held-for-sale are based on appraisals, actual prices from contracts to sell.  As liquidity in the market for loans and OREO increases or decreases, the fair value of collateral dependent impaired loans, OREO, and impaired loans held-for-sale is impacted positively and negatively, respectively.

The table below is a summary of fair value estimates as of March 31, 2012 and December 31, 2011, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20.

	March 31, 2012			December 31, 2011
	Estimated Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$370,588	$370,588	$325,250	$325,250
Federal funds sold	Level 1	170,007	170,007	170,005	170,005
Investment securities held-to-maturity	Level 2	62	66	66	70
Loans receivable, net	Level 3	1,802,701	1,807,011	1,824,690	1,826,358
Loans held-for-sale	Level 2	48,128	52,293	53,814	56,356
Cash surrender value of life insurance	Level 1	20,036	20,036	19,888	19,888
Federal Home Loan Bank stock	Level 1	14,781	14,781	15,523	15,523
Due from customer on acceptances	Level 1	174	174	414	414

Liabilities:
Noninterest-bearing deposits	Level 2	$508,292	$508,292	$511,467	$511,467
Interest-bearing deposits	Level 2	1,701,981	1,710,570	1,690,842	1,700,253
Junior subordinated debentures	Level 1	87,321	87,321	87,321	87,321
Short-term Federal Home Loan Bank borrowings	Level 1	—	—	60,000	59,999
Acceptances outstanding	Level 1	174	174	414	414

Note 6.   Investment Securities

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2012			As of December 31, 2011
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations	$62	$66	$4	$66	$70	$4
Total investment securities held-to-maturity	$62	$66	$4	$66	$70	$4

Available-for-Sale:
Mortgage backed securities	$12,662	$13,435	$773	$13,659	$14,475	$816
Collateralized mortgage obligations	214,690	220,516	5,826	241,635	246,881	5,246
Corporate securities	24,503	24,830	327	24,646	24,414	(232)
Municipal securities	31,352	33,524	2,172	32,411	34,294	1,883
Total investment securities available-for-sale	$283,207	292,305	$9,098	$312,351	$320,064	$7,713

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and market value for available-for-sale investment securities) at March 31, 2012:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations	$—	$62	$—	$—	$62
Total investment securities held-to-maturity	$—	$62	$—	$—	$62

Available-for-Sale:
Mortgage backed securities	$5,477	$1,061	$238	$6,659	$13,435
Collateralized mortgage obligations	10,652	209,864	—	—	220,516
Corporate securities	—	24,830	—	—	24,830
Municipal securities	—	1,824	4,553	27,147	33,524
Total investment securities available-for-sale	$16,129	$237,579	$4,791	$33,806	$292,305

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time, that have been in continuous unrealized loss positions at March 31, 2012, and December 31, 2011:

As of March 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	10,765	(10)	—	—	10,765	(10)
Corporate securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total investment securities available-for-sale	$10,765	$(10)	$—	$—	$10,765	$(10)

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	11,513	(53)	—	—	11,513	(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)
Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

(1) The Company did not have any held-to-maturity investment securities that were in unrealized loss positions at March 31, 2012 and December 31, 2011.

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

Securities with market values of approximately $276.4 million and $304.4 million were pledged to secure public deposits or for other purposes required or permitted by law at March 31, 2012 and December 31, 2011, respectively.

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB, ASC 320-10-65-1 and ASC 958-320, “Recognition and Presentation of Other-Than-Temporary Impairments,” the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating other-than-temporary impairments (“OTTI”), the Company utilizes a systematic methodology that includes documentation of all the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

•                  If the Company does not intend to sell the security (i.e., a decision to sell the security has not been made), it must assess whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

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

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have an unrealized loss position before recovery.  The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, and junior subordinated debenture are easily accessible and available.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in an unrealized loss position.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads, and not by default risk.

Management determined that any individual unrealized loss as of March 31, 2012 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) collateralized mortgage obligations (“CMOs”) was attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At March 31, 2012, we have the intent and ability to hold the securities in an unrealized loss position until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. At March 31, 2012, none of our municipal and corporate securities were in a unrealized loss position. As such these investments did not represent an other-than-temporary impairment.

Note 7.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements, and as such, these loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below as of the periods indicated:

Covered and Non-Covered Loans

	(Dollars in Thousands)
	March 31, 2012	December 31, 2011	March 31, 2011
Non-covered loans:
Construction	$38,552	$61,832	$74,538
Real estate secured	1,472,450	1,490,504	1,725,298
Commercial and industrial	269,501	253,092	274,392
Consumer	16,362	15,001	14,587
Gross loans	1,796,865	1,820,429	2,088,815
Unearned Income	(4,156)	(4,433)	(4,713)
Total loans	1,792,709	1,815,996	2,084,102
Allowance for losses on loans	(89,709)	(92,640)	(109,061)
Net loans	$1,703,000	$1,723,356	$1,975,041

Covered loans:
Construction	$—	$—	$—
Real estate secured	137,051	137,144	154,655
Commercial and industrial	20,824	28,267	45,024
Consumer	71	79	104
Gross loans	157,946	165,490	199,783
Allowance for losses on loans	(10,117)	(10,342)	(5,781)
Net loans	$147,829	$155,148	$194,002

Total loans:
Construction	$38,552	$61,832	$74,538
Real estate secured	1,609,501	1,627,648	1,879,953
Commercial and industrial	290,325	281,359	319,416
Consumer	16,433	15,080	14,691
Gross loans	1,954,811	1,985,919	2,288,598
Unearned Income	(4,156)	(4,433)	(4,713)
Total loans	1,950,655	1,981,486	2,283,885
Allowance for losses on loans	(99,826)	(102,982)	(114,842)
Net loans	$1,850,829	$1,878,504	$2,169,043

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans with evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan pools by loan type: construction, commercial and industrial, real estate secured, and consumer.

The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected at the time of acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 loans at March 31, 2012 and December 31, 2011.  The balance, before discount, of SOP 03-3 loans at March 31, 2012 and December 31, 2011 was $2.3 million and $2.6 million, respectively.

(Dollars in Thousands)	March 31, 2012	December 31, 2011

Non SOP 03-3 loans	$156,210	$163,446
SOP 03-3 loans	1,736	2,044
Total outstanding covered loan balance	157,946	165,490
Allowance related to these loans	(10,117)	(10,342)
Carrying amount, net of allowance	$147,829	$155,148

The following table represents for the periods indicated, the current balance of SOP 03-3 acquired loans for which it was probable at the time of acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	March 31, 2012	December 31, 2011

Breakdown of SOP 03-3 Loans
Real Estate Secured Loans	$1,571	$1,838
Commercial & Industrial Loans	$165	$206

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cashflows to be received at June 26, 2009. The discount on acquired loans totaled $54.9 million at the time of the acquisition. For the three months ended March 31, 2012 and March 31, 2011, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended
(Dollars in Thousands)	March 31, 2012	March 31, 2011

Balance at beginning of period	$6,981	$13,557
Discount accretion income recognized	(517)	(504)
Disposals related to charge-offs	(519)	(1,939)
Disposals related to loan sales	—	(24)
Balance at end of period	$5,945	$11,090

The following table is a breakdown of changes to the accretable portion of the discount related to the acquisition of Mirae Bank for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended
(Dollars in Thousands)	March 31, 2012	March 31, 2011

Balance at beginning of period	$6,419	$11,940
Discount accretion income recognized	(498)	(504)
Disposals related to charge-offs	(519)	(1,139)
Disposals related to loan sales	—	(24)
Balance at end of period	$5,402	$10,273

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provisions for losses, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2012	December 31, 2011	March 31, 2011
Balances:
Allowance for loan losses:
Balances at beginning of period	$102,982	$105,306	$110,953
Actual charge-offs: *
Real estate secured	2,928	1,255	40,038
Commercial and industrial	1,435	2,811	1,632
Consumer	1	1	27
Total charge-offs	4,364	4,067	41,697

Recoveries on loans previously charged off:
Real estate secured	770	41	109
Commercial and industrial	433	191	672
Consumer	5	11	5
Total recoveries	1,208	243	786

Net loan charge-offs	3,156	3,824	40,911

Provision for losses on loans	—	1,500	44,800
Balances at end of period	$99,826	$102,982	$114,842
Allowance for loan commitments:
Balances at beginning of year	$3,423	$3,423	$3,926
Provision for losses on loan commitments	—	—	—
Balance at end of period	$3,423	$3,423	$3,926

Ratios:
Net loan charge-offs to average net loans (annualized)	0.68%	0.82%	7.38%
Allowance for loan losses to gross loans at end of period	5.11%	5.19%	5.02%
Net loan charge-offs to allowance for loan losses at end of period	3.16%	3.71%	35.62%
Net loan charge-offs to provision for loan losses	0.00%	254.93%	91.32%

* Charge-off amount for the three months ended March 31, 2012 includes net charge-offs of covered loans amounting to $238,000 which represents gross covered loan charge-offs of $1.2 million less FDIC receivable portions totaling $953,000.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2012			December 31, 2011
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$4,230	$38,552	10.97%	$4,218	$61,832	6.82%
Real estate secured	74,988	1,609,501	4.66%	79,221	1,627,648	4.87%
Commercial and industrial	20,442	290,325	7.04%	19,391	281,359	6.89%
Consumer	166	16,433	1.01%	152	15,080	1.01%
Total	$99,826	$1,954,811	5.11%	$102,982	$1,985,919	5.19%

Our real estate secured loans and commercial and industrial loans are further broken down as follows when measuring for impairment and historical losses:

Real Estate Secured Loans

	March 31, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Residential real estate	$3,007	$100,048	3.01%	$3,453	$115,866	2.98%
SBA real estate	2,711	136,733	1.98%	2,522	117,435	2.15%
Gas station secured	4,451	108,697	4.09%	4,816	111,029	4.34%
Carwash secured	6,804	51,740	13.15%	7,003	54,651	12.81%
Hotel/motel secured	12,040	139,455	8.63%	11,768	140,822	8.36%
Land secured	1,366	15,569	8.77%	1,616	17,849	9.05%
Other secured	44,609	1,057,259	4.22%	48,043	1,069,996	4.49%
Total real estate secured	$74,988	$1,609,501	4.66%	$79,221	$1,627,648	4.87%

Commercial & Industrial Loans

	March 31, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
SBA commercial	$4,006	$45,540	8.80%	$3,859	$40,770	9.47%
Other commercial	16,436	244,785	6.71%	15,532	240,589	6.46%
Total commercial & Industrial	$20,442	$290,325	7.04%	$19,391	$281,359	6.89%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 2012, recorded impaired loans (net of SBA guaranteed portions) totaled $75.4 million, of which $32.9 million had specific reserves of $15.7 million. At December 31, 2011, our recorded impaired loans (net of SBA guaranteed portions) totaled $70.6 million, of which $28.2 million had specific reserves of $14.1 million.  The increase in impaired loans is attributable to the reduction in note sale transactions and the downgrade of certain loans during the first quarter of 2012.

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

To establish an adequate allowance, we must be able to recognize when loans initially become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Watch Loans — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree of being considered a problem loan.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

The total allowance for loan losses at March 31, 2012 was $99.8 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans at the end of the first quarter of 2012 was 5.11%, and was 5.19% at the end of the fourth quarter of 2011.  General valuation allowance at March 31, 2012 totaled $84.1 million or 84.3% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $15.7 million or 15.7% of the total allowance. At December 31, 2011, general valuation allowance portion totaled $88.9 million or 86.3% of total allowance while specific reserve on impaired loan totaled $14.1 million or 13.6% of the total allowance for loan losses.

Impaired loan balances, net of SBA guaranteed portions are broken down by those with and without specific reserves are shown in the following table for March 31, 2012 and December 31, 2011:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$20,884	$18,565
With Charge-Offs	21,691	23,828
Without Specific Reserves
Without Charge-Offs	24,767	19,521
With Charge-Offs	8,094	8,704
Total Impaired Loans*	75,436	70,618
Allowance on Impaired Loans	(15,675)	(14,055)
Impaired Loans Net of Allowance	$59,761	$56,563

Impaired Loans Average Balance	$77,531	$77,361

* Balances are net of SBA guaranteed portions totaling $13.9 million and $11.2 million, at March 31, 2012 and December 31, 2011, respectively.

Balance net of SBA guaranteed and quarter to date average balances for impaired loans with specific reserves and those without specific reserves at March 31, 2012 and December 31, 2011 are listed in the following tables by loan type:

	March 31, 2012			December 31, 2011
	Total	Related	Average	Total	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Construction	$1,157	$150	$1,174	$925	$114	$940
Real Estate Secured
Residential Real Estate	8,139	2,577	8,188	8,188	2,304	8,188
SBA Real Estate	3,827	1,010	4,448	2,582	1,363	4,385
Gas Station Secured	2,520	191	2,520	2,520	183	2,520
Carwash Secured	5,699	926	5,993	6,250	935	6,404
Hotel/Motel Secured	1,270	273	1,270	2,470	529	2,989
Land Secured	279	81	280	281	83	281
Other Secured	11,127	2,410	11,412	12,751	2,472	12,994
Commercial & Industrial
SBA Commercial	1,456	1,456	1,550	1,473	1,473	1,842
Other Commercial	7,101	6,601	7,392	4,953	4,599	5,473
Consumer	—	—	—	—	—	—
Total With Related Allowance	$45,575	$15,675	$44,227	$42,393	$14,055	$46,016

Without Specific Reserves
Construction	$—	$—	$—	$4,359	$—	$4,359
Real Estate Secured
Residential Real Estate	1,462	—	1,462	563	—	566
SBA Real Estate	1,776	—	1,463	1,139	—	3,302
Gas Station Secured	5,369	—	5,375	6,052	—	6,146
Carwash Secured	931	—	935	937	—	950
Hotel/Motel Secured	6,448	—	6,633	5,990	—	6,176
Land Secured	—	—	—	—	—	—
Other Secured	16,832	—	17,395	9,139	—	9,737
Commercial & Industrial
SBA Commercial	—	—	—	—	—	59
Other Commercial	43	—	41	46	—	50
Consumer	—	—	—	—	—	—
Total Without Related Allowance	$32,861	$—	$33,304	$28,225	$—	$31,345
Total Impaired Loans	$75,436	$15,675	$77,531	$70,618	$14,055	$77,361

* Balances are net of SBA guaranteed portions totaling $13.9 million and $11.2 million at March 31, 2012 and December 31, 2011, respectively.

Delinquent loans, including non-accrual loans greater than 30 days past due, at March 31, 2012 and December 31, 2011 are presented in the following tables by loan type:

	March 31, 2012
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Construction	$—	$8,139	$—	$8,139
Real Estate Secured
Residential Real Estate	562	639	2,481	3,682
SBA Real Estate	926	316	4,085	5,327
Gas Station Secured	—	—	4,725	4,725
Carwash Secured	931	—	5,699	6,630
Hotel/Motel Secured	—	—	2,538	2,538
Land Secured	—	—	—	—
Other Secured	1,663	2,302	17,028	20,993
Commercial & Industrial
SBA Commercial	1,106	85	54	1,245
Other Commercial	1,243	414	872	2,529
Consumer	—	—	—	—
Total	$6,431	$11,895	$37,482	$55,808
Non-Accrual Loans Listed Above **	$83	$8,818	$36,549	$45,450

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Construction	$—	$—	$—	$—
Real Estate Secured
Residential Real Estate	1,039	1,017	976	3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station Secured	327	—	3,851	4,178
Carwash Secured	937	1,457	4,792	7,186
Hotel/Motel Secured	—	454	2,784	3,238
Land Secured	—	—	—	—
Other Secured	1,256	8,310	9,994	19,560
Commercial & Industrial
SBA Commercial	914	196	48	1,158
Other Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—
Total	$6,902	$12,923	$25,563	$45,388
Non-Accrual Loans Listed Above **	$1,657	$2,648	$25,563	$29,868

*                 Balances are net of SBA guaranteed portions totaling $21.2 million and $17.4 million at March 31, 2012 and December 31, 2011, respectively.

**          Non-accrual loans less than 30 days past due totaling $5.5 million and $13.9 million at March 31, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Loans with classification of special mention, substandard, and doubtful at March 31, 2012 and December 31, 2011 are presented in the following tables by loan type:

	March 31, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	—	12,498	—	12,498
Real Estate Secured
Residential Real Estate	394	2,830	650	3,874
SBA Real Estate	3,656	7,683	2,054	13,393
Gas Station Secured	672	15,740	3,851	20,263
Carwash Secured	10,035	13,825	1,088	24,948
Hotel/Motel Secured	24,908	17,048	2,084	44,040
Land Secured	2,618	279	—	2,897
Other Secured	58,340	86,651	7,928	152,919
Commercial & Industrial
SBA Commercial	1,073	3,211	—	4,284
Other Commercial	6,964	16,108	45	23,117
Consumer	—	2	—	2
Total	$108,660	$175,875	$17,700	$302,235

	December 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	—	12,548	—	12,548
Real Estate Secured
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station Secured	675	17,795	2,520	20,990
Carwash Secured	10,075	14,400	1,115	25,590
Hotel/Motel Secured	20,919	12,175	2,784	35,878
Land Secured	3,861	281	—	4,142
Other Secured	86,699	75,973	7,855	170,527
Commercial & Industrial
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3
Total	$136,873	$159,045	$16,348	$312,266

* Balances are net of SBA guaranteed portions totaling $14.7 million and $13.1 million at March 31, 2012 and December 31, 2011, respectively.

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the quarter ended March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Quarter	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Total Charge-Offs	—	85	684	—	400	—	—	1,759	344	1,091	1	4,364
Total Recoveries	—	25	68	215	—	—	—	462	25	408	5	1,208
Provision For Loan Losses	12	(386)	805	(580)	201	272	(250)	(2,137)	466	1,587	10	—
Balance at End of Quarter	$4,230	$3,007	$2,711	$4,451	$6,804	$12,040	$1,366	$44,609	$4,006	$16,436	$166	$99,826

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Quarter	$4,234	$3,891	$1,741	$5,567	$6,594	$10,590	$1,689	$49,506	$3,803	$17,506	$185	$105,306
Total Charge-Offs	—	112	224	103	454	190	—	172	1,125	1,686	1	4,067
Total Recoveries	—	1	(7)	—	1	1	—	45	52	139	11	243
Provision For Loan Losses	(16)	(327)	1,012	(648)	862	1,367	(73)	(1,336)	1,129	(427)	(43)	1,500
Balance at End of Quarter	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982

The tables below represent the breakdown of the allowance for loan losses by specific valuation and general valuation allowance at March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$8,188	$2,635	$18,906	$7,889	$6,925	$7,887	$279	$27,773	$1,627	$7,238	$—	$89,347
Specific Valuation Allowance	$2,577	$150	$1,010	$191	$926	$273	$81	$2,409	$1,456	$6,601	$—	$15,674
Loss Coverage Ratio	31.47%	5.69%	5.34%	2.42%	13.37%	3.46%	29.03%	8.67%	89.49%	91.20%	0.00%	17.54%

Non-Impaired Loans	$30,364	$97,413	$117,827	$100,808	$44,815	$131,568	$15,290	$1,029,486	$43,913	$237,547	$16,433	$1,865,464
General Valuation Allowance	$1,653	$2,857	$1,701	$4,260	$5,878	$11,767	$1,285	$42,200	$2,550	$9,835	$166	$84,152
Loss Coverage Ratio	5.44%	2.93%	1.44%	4.23%	13.12%	8.94%	8.40%	4.10%	5.81%	4.14%	1.01%	4.51%

Gross Loans	$38,552	$100,048	$136,733	$108,697	$51,740	$139,455	$15,569	$1,057,259	$45,540	$244,785	$16,433	$1,954,811
Allowance For Loan Losses	$4,230	$3,007	$2,711	$4,451	$6,804	$12,040	$1,366	$44,609	$4,006	$16,436	$166	$99,826
Loss Coverage Ratio	10.97%	3.01%	1.98%	4.09%	13.15%	8.63%	8.77%	4.22%	8.80%	6.71%	1.01%	5.11%

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$12,548	$1,502	$14,166	$8,572	$7,330	$8,570	$281	$21,748	$1,909	$5,242	$—	$81,868
Specific Valuation Allowance	$2,304	$114	$1,363	$183	$935	$529	$83	$2,472	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	18.36%	7.59%	9.62%	2.13%	12.76%	6.17%	29.54%	11.37%	77.16%	87.73%	0.00%	17.17%

Non-Impaired Loans	$49,284	$114,364	$103,269	$102,457	$47,321	$132,252	$17,568	$1,048,248	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$1,914	$3,339	$1,159	$4,633	$6,068	$11,239	$1,533	$45,571	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	3.88%	2.92%	1.12%	4.52%	12.82%	8.50%	8.73%	4.35%	6.14%	4.65%	1.01%	4.67%

Gross Loans	$61,832	$115,866	$117,435	$111,029	$54,651	$140,822	$17,849	$1,069,996	$40,770	$240,589	$15,080	$1,985,919
Allowance For Loan Losses	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	6.82%	2.98%	2.15%	4.34%	12.81%	8.36%	9.05%	4.49%	9.47%	6.46%	1.01%	5.19%

At March 31, 2012 and December 31, 2011, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.7 million and $2.0 million, respectively.  The total allowance for these loans totaled $100,000 and $0 for March 31, 2012 and December 31, 2011, respectively.  The loan and allowance balances are included in the allowance roll-forward tables above, specifically in the impaired loan and specific valuation allowance balances.  The following is a breakdown of loan balance and associated allowance for loan losses allocation for loans acquired with deteriorated credit quality at March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total*
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$894	$—	$—	$—	$—	$677	$140	$25	$—	$1,736
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$100	$—	$—	$—	$100

December  31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total*
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$901	$—	$—	$—	$—	$937	$141	$65	$—	$2,044
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”), if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At March 31, 2012, the balance of non-accrual TDR loans totaled $8.8 million, and TDRs performing in accordance with their modified terms totaled $19.1 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

The following tables represent the total recorded investment of TDR loans by types of concessions made and loan type at March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	14,467	842	5,303	20,612
Commercial & Industrial	3,292	1,024	3,013	7,329
Consumer	—	—	—	—
Total TDR Loans	$17,759	$1,866	$8,316	$27,941

	December 31, 2011
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	11,666	846	5,325	17,837
Commercial & Industrial	3,466	1,080	—	4,546
Consumer	—	—	—	—
Total TDR Loans	$15,132	$1,926	$5,325	$22,383

* Balances are net of SBA guaranteed portions totaling $3.8 million and $4.7 million at March 31, 2012 and December 31, 2011, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended March 31, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA Guaranteed Portions)	March 31, 2012	December 31, 2011

Balance at Beginning of Period	$22,383	$21,028
New TDR Loans Added	4,649	2,942
Reductions Due to Charge-Offs	(247)	(1,434)
Other Changes (Payments, Amortization, & Adjustment)	1,156	(153)
Balance at End of Period	$27,941	$22,383

The following table summarizes the pre-modification and post-modification balances and types of concession given for newly modified TDR loans for the quarters ended March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars in Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$1,317	$—	$—	$1,317
Commercial & Industrial	349	—	2,961	3,310
Total TDR Loans	$1,666	$—	$2,961	$4,627

Post-Modification Balance:
Real Estate Secured	$1,294	$—	$—	$1,294
Commercial & Industrial	342	—	3,013	3,355
Total TDR Loans	$1,636	$—	$3,013	$4,649

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	5	—	3	8
Total TDR Loans	8	—	3	11

	December 31, 2011
(Dollars in Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$740	$184	$—	$924
Commercial & Industrial	2,027	118	—	2,145
Total TDR Loans	$2,767	$302	$—	$3,069

Post-Modification Balance:
Real Estate Secured	$738	$180	$—	$918
Commercial & Industrial	1,912	112	—	2,024
Total TDR Loans	$2,650	$292	$—	$2,942

Number of Loans:
Real Estate Secured	2	2	—	4
Commercial & Industrial	15	3	—	18
Total TDR Loans	17	5	—	22

* Balances are net of SBA guaranteed portions

At March 31, 2012 and December 31, 2011, all our TDR loans were modified through payment, term or maturity, or interest rate concessions.  Payment concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original term of the loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the three months ended March 31, 2012 and December 31, 2011 by type of concessions made:

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended March 31, 2012
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	81	—	—	81
Total TDRs Defaulted	$81	$—	$—	$81

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$—	$—	$—

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	3	1	—	4
Total TDRs Defaulted Loans	3	1	—	4

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended December 31, 2011
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$59	$—	$2,230	$2,289
Commercial & Industrial	376	—	—	376
Total TDRs Defaulted	$435	$—	$2,230	$2,665

Post-Modification Balance:
Real Estate Secured	$1,044	$—	$1,332	$2,376
Commercial & Industrial	21	—	—	21
Total TDRs Defaulted	1,065	$—	$1,332	$2,397

Number of Loans:
Real Estate Secured	1	—	1	2
Commercial & Industrial	6	—	—	6
Total TDRs Defaulted Loans	7	—	1	8

* Balances are net of SBA guaranteed portions

Note 8.   Shareholders’ Equity

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2012	2011
Numerator:
Net income (loss) available to common shareholders	$17,916	$(52,105)
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,282,518	29,476,288
Effect of dilutive securities:
Stock option and restricted stock dilution	28,691	—
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	71,311,209	29,476,288

Basic earnings (loss) per share	$0.25	$(1.77)

Diluted earnings (loss) per share	$0.25	$(1.77)

During the second quarter of 2011, the Company raised equity of approximately $108.7 million, net of fees and costs, through a public offering of its common stock.  As a result of the public offering, approximately 41.8 million additional shares of common stock were issued during the second quarter of 2011.  Consequently, the average weighted shares of common stock increased from 29.5 million shares for the quarter ended March 31, 2011, to 71.3 million shares for the quarter ended March 31, 2012.

Note 9. Business Segment Reporting

The following disclosure about business segments of the Company is made in accordance with the requirements of ASC 280 “Segment Reporting.” The Company segregates its operations into three primary segments:  banking operations, SBA lending services, and trade finance services (“TFS”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

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

The following are the results of operations of the Company’s segments for the three months ended March 31, 2012, and March 31, 2011, indicated below:

(Dollars in Thousands)	Three Months Ended March 31, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$21,504	$713	$2,222	$24,439
Less provision for loan losses	—	—	—	—
Non-interest income	4,117	150	2,119	6,386
Non-interest expense	12,605	476	1,646	14,727
Income before income taxes	$13,016	$387	$2,695	$16,098
Total assets	$2,428,121	$56,897	$177,484	$2,662,502

(Dollars in Thousands)	Three Months Ended March 31, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$26,850	$192	$2,253	$29,295
Less provision for loan losses	43,453	641	706	44,800
Non-interest income	4,351	84	4,241	8,676
Non-interest expense	15,826	112	1,538	17,476
Income (loss) before income taxes	$(28,078)	$(477)	$4,250	$(24,305)
Total assets	$2,538,951	$37,161	$212,989	$2,789,101

Note 10. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund low income housing tax credit investments, and operating lease commitments.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers.  We evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty.  The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

Commitments at March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in Thousands)	March 31, 2012	December 31, 2011
Commitments to extend credit	$217,934	$227,533
Standby letters of credit	9,361	15,944
Commercial letters of credit	7,171	9,618
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	14,991	15,564
Operating lease commitments	17,578	17,165

The Securities and Exchange Commission has informally inquired as to information regarding the internal investigation of the activities of a former employee and the adjustment to the Company’s allowance for loan losses and provision for loan losses in the first half of 2011.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $29,000 at March 31, 2012 compared to $530,000 total loss contingencies at March 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 11. Income Tax Provision

For the first quarter of 2012, we had income tax benefit totaling $354,000 on a pretax income of $16.1 million, representing an effective tax rate of -2.2%, compared with an income tax provision of $26.9 million on pretax net loss of $24.3 million, representing an effective tax rate of -110.6% for the first quarter of 2011.

The Company had unrecognized tax benefits of $364,000 at March 31, 2012 and $543,000 at December 31, 2011 that relate primarily to uncertainties associated with state income tax matters in prior years.  The amount of unrecognized tax benefits decreased during the quarter due to the settlement of a prior years’ state tax examination.  We do not anticipate a material change to the amount recorded for unrecognized tax benefits during the next twelve months.  The Company accrued interest associated with uncertain tax positions of approximately $19,000 and $55,000, at March 31, 2012 and December 31, 2011, respectively

In calculating its interim income tax provision the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate.  If the Company is unable to reliably estimate its pre-tax income for the year the Company must determine its interim tax provision using the actual effective tax rate for the period.  Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and has been using the actual effective tax rate to determine its interim income tax provisions. Beginning with this first quarter of 2012, the Company now believes it can reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate.  The Company expects to continue using the estimated annual effective tax rate for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized.  At March 31, 2012, the Company concluded that a $33.4 million net deferred tax valuation allowance was necessary compared with a net deferred tax valuation allowance of $36.2 million at December 31, 2011.

During the first quarter of 2011, the estimated realization period for the deferred tax asset based on forecasts of future earnings extended further into the 20-year carry-forward period. This extended realization period, combined with the objective evidence of a three-year cumulative loss position represented significant negative evidence that caused the Company to conclude that a $38.1 million net deferred tax valuation allowance was required at March 31, 2011.  The remaining net deferred tax asset of $19.1 million at March 31, 2011 represented the amount of benefit that was to be received in the future based on the carryback of future taxable losses against prior years’ taxable income.

When taxable income varies from book income in a given quarter, valuation allowance modifications may be required that could result in a reduction or increase to the corresponding income tax expense. To the extent the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more-likely-than-not that the deferred tax asset will be utilized during the carry-forward period.

Note 12. Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May, 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and now presents non-owner changes in stockholders’ equity in a single continuous statement of comprehensive income.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other”, which allows for an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220).” This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2012 and March 31, 2011, financial condition as of March 31, 2012 and December 31, 2011, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, including the following:

•                 If a significant number of clients fail to perform on their loans, our business, profitability, and financial condition would be adversely affected.

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

•                 We previously reported a material weakness in our internal control over financial reporting, and determined that our internal controls and procedures were not effective as of the fiscal year end December 31, 2010.  We have since remediated such material weaknesses and our internal controls and procedures are now effective.  However, if we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

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

•                 We are subject to litigation matters and to governmental inquiries, which could have a material adverse effect on our financial condition, results of operation, and the market price of our common stock.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2011 and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended
(Dollars in thousands, except per share data) (unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Net income (loss) available to common shareholders	$17,916	$5,818	$(52,105)
Net income (loss) per common share, basic	0.25	0.08	(1.77)
Net income (loss) per common share, diluted	0.25	0.08	(1.77)
Net interest income before provision for loan losses and loan commitments	24,439	25,221	29,295

Average balances (quarter-to-date):
Assets	2,641,982	2,687,357	2,921,915
Cash and cash equivalents	318,520	291,044	129,148
Investment securities	308,486	339,302	334,695
Net loans	1,855,310	1,868,385	2,218,079
Total deposits	2,179,151	2,145,128	2,314,733
Shareholders’ equity	314,980	308,948	231,622
Performance Ratios:
Annualized return on average assets	2.49%	1.01%	-7.01%
Annualized return on average equity	20.89%	8.72%	-88.41%
Net interest margin	4.07%	4.17%	4.53%
Efficiency ratio	47.78%	52.42%	46.02%
Capital Ratios:
Tier 1 capital to adjusted total average assets	12.49%	13.86%	7.64%
Tier 1 capital to risk-weighted assets	18.00%	19.59%	10.30%
Total capital to risk-weighted assets	19.31%	20.89%	12.57%

	Period-end balances as of
	March 31, 2012	December 31, 2011	March 31, 2011
Total assets	$2,662,502	$2,696,854	$2,789,101
Investment securities	292,367	320,130	340,892
Net loans, net of unearned income and allowance for loan losses	1,850,829	1,878,504	2,169,043
Total deposits	2,210,273	2,202,309	2,270,027
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	—	60,000	215,000
Total common equity	267,773	248,582	117,168

Asset Quality Ratios: (net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	0.68%	0.82%	7.38%
Non-performing loans to total loans	2.66%	2.21%	3.51%
Non-performing assets to total loans and other real estate owned	2.78%	2.62%	3.87%
Allowance for loan losses to gross loans	5.11%	5.19%	5.02%
Allowance for loan losses to non-performing loans	192.25%	234.95%	143.31%

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, New Jersey, and New York. In addition to our branch offices, we also have eight loan production offices in Newark, California; Bellevue, Washington; Aurora, Colorado; Atlanta, Georgia; Fort Lee, New Jersey; Dallas, Texas; Houston, Texas; and Annandale, Virginia.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, the evaluation of goodwill for impairment, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2011 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies for the quarter ended March 31, 2012.

Regulatory Matters

On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in the Bank’s regulatory examination by the FDIC and the California DFI on January 10, 2011.  An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available, and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order.

Under the terms of the MOU, the Bank is required to take actions as required by the MOU within certain specified time frames.  Some of the most significant requirements of the MOU require the Bank to reduce its classified assets, as specified by the FDIC (not covered by the FDIC loss-share agreements), as a percentage of Tier 1 leverage capital plus reserves to no more than 50% and to maintain a Tier 1 leverage capital ratio of at least 10%. The MOU will remain in effect until modified or terminated by the FDIC and the California DFI.  The MOU does not contain any monetary assessments or penalties.  During the third quarter of 2011, the Bank completed a visitation from the regulators, during which they recognized the significant improvements made by the Bank in many different aspects related to the MOU.  Visitations are customary for a bank operating under an MOU.

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

The MOUs will remain in effect until modified or terminated by the FRB, the FDIC and the California DFI.  The Boards of Directors and management of the Bank and the Company have taken various actions to comply with the MOUs, and will diligently endeavor to take all actions necessary for compliance.  Management believes that the Bank and the Company are currently in substantial compliance with the terms of the MOUs, although formal determinations of compliance with the MOUs can only be made by the regulatory agencies.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by changes to interest rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Net interest income before provision for loan losses and loan commitments declined by $4.9 million, or 16.58%, to $24.4 million for the first quarter of 2012, compared to $29.3 million for the first quarter of 2011. The decrease in net interest income was primarily attributable to the reduction in total average loans due to loan sales and lower rates paid on newly originated loans compared to the yield on the existing loan portfolio. Net interest margin of 4.07% for the first quarter of 2012 was 46 basis points lower than net interest margin of 4.53% for the previous year’s same quarter.

Interest income decreased by $6.4 million, or 17.9%, to $29.2 million for first quarter of 2012, compared to $35.6 million for the first quarter of 2011.  The decrease in interest income was primarily due to a decrease in loans and investment securities in addition to a decline in loan and investment yields.  Average net loans declined by $362.8 million to $1.9 billion for the first quarter of 2012, compared to $2.2 billion for the first quarter of 2011.  The decrease in average loans was a result of charge-offs, management’s strategy to sell problems loans in 2011, and smaller loan production compared to loan pay-down trends. Yield on average net loans decreased to 5.85% for the first quarter of 2012, down from 6.03% for the first quarter of 2011. The decrease in loan yield was due the overall reduction in market yield and rates paid on loans since the first quarter of 2011.  The average balance of investment securities decreased from $334.7 million at the end of the first quarter of 2011, to $308.5 million at the end of the first quarter of 2012.  Yields on total combined investment securities and other earning assets declined from 2.45% for the quarter ended March 31, 2011, to 1.66% for the quarter ended March 31, 2012, due to the reinvestment of called and matured securities at lower yields, in addition to the increase in Federal funds sold, which yielded only 0.93% for the first quarter of 2012.  Federal funds sold balance included cash kept at the Federal Reserve Bank which yielded just 25 basis points throughout the first quarter of 2012.

Total interest expense declined $1.5 million, or 24.03%, to $4.8 million for the first quarter of 2012, compared to $6.3 million for the first quarter of 2011. The average balance of our interest bearing liabilities decreased $387.4 million, or 17.68%, to $1.8 billion for the first quarter of 2012, compared to $2.2 billion for the first quarter of 2011.  The decrease is attributable to management’s deleveraging strategy during the first half of 2011 to lower overall cost of funds by reducing higher costing deposits.  Total cost of interest bearing liabilities decreased from 1.15% for the first quarter 2011, to 1.07% for the first quarter of 2012.  The decrease resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing time and money market deposits.

The following table sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,855,310	$27,121	5.85%	$2,218,079	$33,462	6.03%
Securities of government sponsored enterprises	249,030	980	1.57%	298,095	1,594	2.14%
Other investment securities (2)	59,456	545	5.16%	36,599	389	6.87%
Federal funds sold	258,555	601	0.93%	57,827	179	1.24%
Total interest-earning assets	2,422,351	29,247	4.87%	2,610,600	35,624	5.50%
Total non-interest-earning assets	219,631			311,315
Total assets	$2,641,982			$2,921,915

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$583,711	$1,223	0.84%	$644,249	$1,408	0.87%
NOW deposits	24,215	20	0.33%	24,738	23	0.38%
Savings deposits	100,964	675	2.67%	85,287	598	2.81%
Time deposits of $100,000 or more	646,162	1,447	0.90%	670,542	1,688	1.01%
Other time deposits	340,965	890	1.04%	428,814	1,393	1.30%
FHLB borrowings	21,132	6	0.11%	250,964	730	1.16%
Junior subordinated debenture	87,321	547	2.51%	87,321	489	2.24%
Total interest-bearing liabilities	1,804,470	4,808	1.07%	2,191,915	6,329	1.15%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	483,134			461,102
Other liabilities	39,398			37,276
Total non-interest-bearing liabilities	522,532			498,378

Shareholders’ equity	314,980			231,622
Total liabilities and shareholders’ equity	$2,641,982			$2,921,915

Net interest income		$24,439			$29,295
Net interest spread (3)			3.80%			4.34%
Net interest margin (4)			4.07%			4.53%

(1)          Net loan fees are included in the calculation of interest income. Net loan fees included in interest income were approximately $705,000 and $1.1 million for the quarters ended March 31, 2012 and 2011, respectively.  Net loans balances are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)          Represents tax equivalent yields, non-tax equivalent yields for March 31, 2012 and March 31, 2011 were 3.67% and 4.25%, respectively.

(3)          Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4)          Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume), or changes in average daily interest rates (rate). All yields/rates were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31, 2012 vs. 2011 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest Earnings Assets/Interest Income
Net loans(1)	$(5,330)	$(1,011)	$(6,341)
Securities of government sponsored enterprises	(236)	(378)	(614)
Other Investment securities	216	(60)	156
Federal funds sold	477	(55)	422
Total interest income	(4,873)	(1,504)	(6,377)

Interest Bearing Liabilities/Interest Expense:
Money market deposits	(129)	(56)	(185)
NOW deposits	—	(3)	(3)
Savings deposits	106	(29)	77
Time deposit of $100,000 or more	(60)	(182)	(242)
Other time deposits	(257)	(245)	(502)
FHLB borrowings	(365)	(359)	(724)
Junior subordinated debenture	—	58	58
Total interest expense	(705)	(816)	(1,521)
Change in net interest income	$(4,168)	$(688)	$(4,856)

(1)          Net loan fees are included in the calculation of interest income. Net loan fees included in interest income were approximately $705,000 and $1.1 million for the quarters ended March 31, 2012 and 2011, respectively.  Net loans balances are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits, or letters of credit.  The charges made for our outstanding loan portfolio were credited to allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, and is presented as a component of other liabilities.

During the first quarter of 2012, we experienced an improvement in credit quality as reflected in our major credit metrics when compared to the first quarter of 2011. The improvement in credit quality was largely a result of management’s strategy to sell problem loans throughout 2011. The first quarter of 2012 balances of non-performing loans, delinquent loans, TDR loans, charge-offs, impaired loans, and classified loans, all declined from balances at the end of the first quarter of 2011. Due to our continued improving credit quality trend, we recorded no provision for loan losses and loan commitments during the first quarter of 2012, compared with provisions of $44.8 million for the prior year’s same quarter, which represents a decline of $44.8 million or 100.0%.

Non-interest Income

Total non-interest income decreased to $6.4 million for the first quarter of 2012, compared with $8.7 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.2% for the first quarter of 2012, down from 0.3% of average assets for the first quarter of 2011. The decrease in non-interest income was primarily due to the decrease in gain on sale of loans. The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$3,226	50.5%	$3,080	35.5%
Gain on sale of loans, net	1,448	22.7%	3,592	41.4%
Loan-related servicing fees	1,359	21.3%	838	9.7%
Gain on sale or call of securities	3	0.0%	36	0.4%
Valuation of loans held-for-sale	(690)	-10.8%	—	0.0%
Other income	1,040	16.3%	1,130	13.0%
Total non-interest income	$6,386	100.0%	$8,676	100.0%
Average assets	$2,641,982		$2,921,915
Non-interest income as a % of average assets		0.2%		0.3%

Our largest source of non-interest income for the first quarter of 2012 was service charges on deposit accounts, which represents 50.5% of our total non-interest income for the three months ended March 31, 2012. Service charge income increased to $3.2 million for the first quarter of 2012, compared with $3.1 million for the prior year’s same period. The increase in deposit service charge income was primarily due to an increase in demand deposits and associated service charge fees and analysis charges. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in our market for deposits.

Gain on sale of loans represents our second largest source of non-interest income and was $1.4 million for the first quarter of 2012, or 22.7% of total non-interest income, compared to gain on sale of loans totaling $3.6 million, or 41.4% of non-interest income for the same period of the previous year.  The decrease was a result of fewer SBA loans sold, as the Company retained a significant portion of SBA loans originated until loan demand increases. Gain on the sale of loans primarily consists of gains from SBA loan sales but also includes, to a lesser extent, net gains and losses from sale of commercial real estate loans, and gains from mortgage loan sales.  For the quarter ended March 31, 2012, gains on sale of SBA loans totaled $1.1 million, gains from the sale of CRE loans totaled $315,000, and gain on sale of mortgage loans totaled $61,000.

Loan related servicing fees, our third largest source of non-interest income, totaled $1.4 million or 21.3% of total non-interest income for the first quarter of 2012, and $838,000, or 9.7% of non-interest income for the first quarter of 2011.  Loan-related servicing fees increased as the number of serviced SBA loans was greater at March 31, 2012 than at March 31, 2011. Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our SBA department and the growth of our servicing loan portfolio, related fee income continues to increase.

Gain on sale or call of securities for the first quarter of 2012 totaled $3,000, or 0.0%, compared to $36,000, or 0.4% of total non-interest income for the first quarter of 2011. The gain on sale or call of securities for the first quarter of 2011 and 2012 represents gains from securities that were called during these periods.  The company did not sell any investment securities during the quarters ended March 31, 2011 and March 31, 2012.

Valuation of loans held-for-sale is recorded on loans previously categorized as held-for-sale which were not sold in subsequent quarters. If the value of these loans, or value of the underlying properties, experiences a decline based on quoted prices or appraisals, a valuation allowance is recorded to reflect the reduction in value.  Valuation of loans held-for-sale for the first quarter of 2012 was a loss of $690,000, or -0.8% percent of total non-interest income. There were no recorded valuations of loans held-for-sale during the first quarter of 2011.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), wire transfer fees, return item charges, and other miscellaneous income.  For first quarter of 2012, other non-interest income amounted to $1.0 million, compared with $1.1 million in the prior year’s same period.  Other non-interest income as a percentage of total non-interest income was 16.3% and 13.0% for the quarters ended March 31, 2012 and March 31, 2011, respectively.

Non-interest Expense

Total non-interest expenses declined to $14.7 million for the first quarter of 2012 from $17.5 million for the same period in 2011. Non-interest expenses as a percentage of average assets was 0.6% for both the first quarter of 2012 and 2011.

Our efficiency ratio was 47.8% for the first quarter of 2012, compared with 46.0% for the first quarter of 2011.  The increase in efficiency ratios for the three months ended March 31, 2012, compared to the same period of the previous year, was due to a reduction in interest income as loan balances declined. The efficiency ratio also increased in part due to the reduction in non-interest income.  The following tables set forth the various components of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$8,162	55.4%	$7,817	44.7%
Occupancy and equipment	1,942	13.2%	1,980	11.3%
Deposit insurance premium	845	5.7%	1,380	7.9%
Data processing	732	5.0%	712	4.1%
Low income housing tax credit investment losses	656	4.4%	349	2.0%
Advertising and promotional	487	3.3%	269	1.5%
Professional fees	480	3.3%	1,112	6.4%
Outsourced service for customers	236	1.6%	231	1.3%
Net (gain) loss on OREO	(490)	-3.3%	466	2.7%
Other operating expenses	1,677	11.4%	3,160	18.1%
Total non-interest expense	$14,727	100.0%	$17,476	100.0%
Average assets	$2,641,982		$2,921,915
Non-interest expense as a % of average assets		0.6%		0.6%

Salaries and employee benefits represented 55.4% and 44.7% of total non-interest income for the three months ended March 31, 2012 and March 31, 2011, respectively.  Salaries and employee benefits totaled $8.2 million for the quarter ended March 31, 2012, compared with $7.8 million for the prior year’s same period. The number of full-time equivalent employees increased to 401 at March 31, 2012, from 359 employees at March 31, 2011. With improving credit trends, the Company has increased its focus on marketing and loans originations. As such, we hired additional loan personnel and added two additional LPO offices which was largely the reason for the increase in employees. The increase in salaries and employee benefits is due to the increase in staff, higher bonus accruals due to improved financial performance, and an increase in stock compensation costs from our stock option modification transactions during the quarter. With the increase in total number of employees, our assets per employee ratio declined to $6.6 million at March 31, 2012, from $7.8 million at March 31, 2011.

Occupancy and equipment expenses was our second largest source of non-interest expense and represented approximately 13.2% of our total non-interest expense for the quarter ended March 31, 2012, compared to 11.3% for the quarter ended March 31, 2011. These expenses were $1.9 million for the first quarter of 2012, down from $2.0 million for the first quarter of 2011.

Regulatory assessment fees represent FDIC insurance premium assessments. For the first quarter of 2012, these expenses totaled $845,000, or 5.7% of total non-interest expense, compared with $1.4 million, or 7.9% of total non-interest expense for the prior year’s same period. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution’s average consolidated total assets, less average tangible equity, whereas previously the calculation was based on total domestic deposits of an institution. The decline in regulatory assessment fees for the first quarter of 2012 compared to the first quarter of 2011 was due to the overall reduction in premium rates charged by the FDIC.  The decline in total assets also reduced our overall expense by reducing the assessment calculation base.

Data processing expenses increased slightly to $732,000, or 5.0% of total non-interest expense for the first quarter of 2012, from $712,000, or 4.1% for the same period a year ago.  Data processing expenses have remained steady throughout 2011 with a small increase experienced from the first quarter of 2011 to the first quarter of 2012.

Low income housing tax credit investment losses for the three months ended March 31, 2012 totaled $656,000, or 4.4% of total non-interest expense compared to $349,000, or 2.0%, for the three months ended March

31, 2011.  The increase in low income housing tax credit investment expenses was a result of an increase in investments and losses incurred at the underlying partnerships for the first quarter of 2012, compared to the same period of the previous year.

Advertising and promotional expenses increased to $487,000, or 3.3% of non-interest expense for the first quarter of 2012, compared to $269,000, or 1.5% for the same period in 2011. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers, and deposit campaign promotions.  The increase in the first quarter of 2012 compared to the first quarter of 2011 is a result of management’s change in focus to loan origination and marketing.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $480,000 for the first quarter of 2012, compared to $1.1 million for the same period of the prior year. Professional fees represented 3.3% and 6.4% of total non-interest expense for the first quarter of 2012 and the first quarter of 2011, respectively. The decrease in professional fees was due to an insurance reimbursement of previously paid legal fees in addition to an overall decrease in legal fees related to loan sales, foreclosures, and other issues related to non-performing and delinquent loans.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers such as armored car services or bookkeeping services, and are recouped from analysis fee charges from customers’ deposit accounts.  These expenses increased slightly to $236,000 for the first quarter of 2012, compared with $231,000 for the prior year’s same period.

Net loss on sale of OREO totaled $466,000 for the first quarter of 2011 compared to net gain on sale of OREO totaling $490,000 for the first quarter of 2012. An overall decrease in OREOs and OREO sales have resulted in a declining trend in loss on sale of OREO expenses.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, and other operating expenses totaled $1.7 million for the first quarter of 2012, compared with $3.2 million for the same period a year ago.  The decrease was a result of OREO expenses (not related to the sale of OREO) declining from the first quarter of 2011 to 2012.

Income Tax Provision

For the first quarter of 2012, we had an income tax benefit of $354,000 on pretax net income of $16.1 million, representing an effective tax rate of -2.2%, compared with an income tax provision of $26.9 million on a pretax net loss of $24.3 million, representing an effective tax rate of -110.6% for the same quarter in 2011. The effective tax rate for the first quarter of 2012 was positively impacted by the release of a portion of the valuation allowance on our net federal deferred tax assets and the availability of federal affordable housing tax credits.  The rate also includes a benefit of approximately $450,000 for the settlement of a state tax examination. The tax provision of $26.9 million for the first quarter of 2011 includes net tax expense of $38.1 million that resulted from the recording of a deferred tax valuation allowance.

In calculating its interim income tax provision the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate.  If the Company is unable to reliably estimate its pre-tax income for the year the Company must determine its interim tax provision using the actual effective tax rate for the period.  Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and has been using the actual effective tax rate to determine its interim income tax provisions. Beginning with this first quarter of 2012, the Company now believes it can reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate.  The Company expects to continue using the estimated annual effective tax rate for future quarters.

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

Triggering events were assessed during the first quarter of 2012, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the first quarter that would warrant an interim analysis of goodwill impairment.  As such, no analysis was performed and goodwill was deemed to not be impaired at March 31, 2012.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  As of March 31, 2012, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 80.0% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” mortgage backed securities (“MBS”), and collateralized mortgage obligations (“CMOs”), guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, an 11.5% investment in municipal debt securities, and 8.5% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 10.8%, or $31.6 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 6.8%, or $20.0 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.3%, or $6.8 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of March 31, 2012.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. There was no other-than-temporary-impairment in our investment portfolio during the first quarter of 2012. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $66,000, and $292.3 million, at March 31, 2012.

The fair value of investments is accounted for in accordance with ASC 320-10 “Debt and Equity Securities”. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.   The third party provides market values derived from using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received is tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under Financial Accounting Standards Board (“FASB”) ASC 325, we consider all available information relevant to the collectability of our investment, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, market value, net unrealized gain (loss), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2012			As of December 31, 2011
	Amortized Cost	Market Value	Net Unrealized Gain	Amortized Cost	Market Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations	$62	$66	$4	$66	$70	$4
Total investment securities held-to-maturity	$62	$66	$4	$66	$70	$4

Available-for-Sale:
Mortgage backed securities	$12,662	$13,435	$773	$13,659	$14,475	$816
Collateralized mortgage obligations	214,690	220,516	5,826	241,635	246,881	5,246
Corporate securities	24,503	24,830	327	24,646	24,414	(232)
Municipal securities	31,352	33,524	2,172	32,411	34,294	1,883
Total investment securities available-for-sale	$283,207	292,305	$9,098	$312,351	$320,064	$7,713

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and market value for available-for-sale investment securities) at March 31, 2012:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations	$—	$62	$—	$—	$62
Total investment securities held-to-maturity	$—	$62	$—	$—	$62

Available-for-Sale:
Mortgage backed securities	$5,477	$1,061	$238	$6,659	$13,435
Collateralized mortgage obligations	10,652	209,864	—	—	220,516
Corporate securities	—	24,830	—	—	24,830
Municipal securities	—	1,824	4,553	27,147	33,524
Total investment securities available-for-sale	$16,129	$237,579	$4,791	$33,806	$292,305

Holdings of our investment securities decreased to $292.4 million at March 31, 2012, compared with holdings of $320.1 million at December 31, 2011.  Total investment securities as a percentage of total assets was 11.0% and 11.9% at March 31, 2012 and December 31, 2011, respectively.  Securities with a total market value of approximately $276.4 million and $304.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $62,000, compared with $66,000 at December 31, 2011. Our investment securities classified as available-for-sale, stated at fair market values, decreased to $292.3 million at March 31, 2012, from $320.1 million at December 31, 2011.  The decrease was mostly a result of investment securities that were paid-down or called in 2011 and during the first quarter of 2012.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time, that have been in continuous unrealized loss positions at March 31, 2012, and December 31, 2011:

As of March 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	10,765	(10)	—	—	10,765	(10)
Corporate securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total investment securities available-for-sale	$10,765	$(10)	$—	$—	$10,765	$(10)

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	11,513	(53)	—	—	11,513	(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)
Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

(1)          The Company did not have any held-to-maturity investment securities that were in unrealized loss positions at March 31, 2012 and December 31, 2011.

At March 31, 2012, total unrealized losses less than 12 months old totaled $10,000, and there were no unrealized losses more than 12 months old.  The aggregate related fair value of investments with unrealized losses less than 12 months old totaled $10.8 million at March 31, 2012.  As of December 31, 2011, unrealized losses less than 12 months old totaled $285,000, and unrealized losses more than 12 months old totaled $12,000. The aggregate related fair value of investments with unrealized losses less than 12 months old was $35.9 million at December 31, 2011, and the fair value of investments with unrealized losses greater than 12 months totaled $799,000 for the same period.

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with ASC 320-10-65-1 and ASC 958-320, “Recognition and Presentation of Other-Than-Temporary Impairments,” the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of investments (an “impairment indicator”). In evaluating other-than-temporary impairment (“OTTI”) exists, the Company utilizes a systematic methodology that includes documentation of all the factors considered.  All available evidence concerning declines in market values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are as follows:

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

•                  If the Company does not intend to sell the security (i.e., a decision to sell the security has not been made), the Company must then assess whether it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis.

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

•                  It is highly unlikely that the Company will be forced to sell any of the securities that have unrealized loss positions before recovery.  The Company’s Asset/Liability Committee mandated liquidity ratios are well above the minimum targets and secondary sources of liquidity such as borrowings lines, brokered deposits, and junior subordinated debentures are easily accessible and available.

•                  The Company fully expects to recover the entire amortized cost basis of all the securities that are in unrealized loss positions.  The basis of this conclusion is that the unrealized loss positions were caused by changes in interest rates and interest rate spreads, and not by default risk.

As of March 31, 2012, the net unrealized gain in the investment portfolio was $9.1 million, compared to $7.7 million in net unrealized gains at December 31, 2011.  The increase in unrealized gains can be attributed to securities that were purchased during the first half of 2011, when treasury rates and interest rate spreads were at high levels.  Since then, treasury rates and interest rates spread have fallen, increasing the total value of investments purchased in 2011.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and are reported at their net outstanding principal balances. Total loans are gross loans net of any unearned income which consists of unamortized deferred fees and costs, premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for losses on loans (including loans held-for-sale), was $1.85 billion at March 31, 2012 and $1.88 billion at December 31, 2011.  Net loans as a percentage of total assets decreased to 69.5% at March 31, 2012, from 69.7% at December 31, 2011.  The slight decrease in net loans is attributable to higher pay-offs and pay-downs than originations during the first quarter of 2012.

The following table sets forth the amount of loans outstanding and the percentage distributions in each loan category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	March 31, 2012	December 31, 2011
Construction	$38,552	$61,832
Real estate secured	1,609,501	1,627,648
Commercial and industrial	290,325	281,359
Consumer	16,433	15,080
Gross loans(1)	1,954,811	1,985,919
Unearned Income	(4,156)	(4,433)
Total loans, net of unearned income	1,950,655	1,981,486
Allowance for losses on loans	(99,826)	(102,982)
Net loans	$1,850,829	$1,878,504

Percentage breakdown of gross loans:
Construction	2.0%	3.1%
Real estate secured	82.3%	81.9%
Commercial and industrial	14.9%	14.2%
Consumer	0.8%	0.8%

(1) Includes loans held-for-sale, which are recorded at the lower of cost or market, of $48.1 million and $53.8 million, at March 31, 2012 and December 31, 2011, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate property or businesses.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.6 billion at March 31, 2012 and December 31, 2011.  Real estate secured loans as a percentage of gross loans were 82.3% and 81.9%, at March 31, 2012 and December 31, 2011, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding totaled $70.9 million at March 31, 2012, and $65.8 million at December 31, 2011.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at March 31, 2012 increased to $290.3 million, compared to $281.4 million at December 31, 2011.  Commercial and industrial loans as a percentage of gross loans totaled 14.9% at March 31, 2012, and 14.2% at December 31, 2011.

Consumer loans have historically represented less than 2% of our loan portfolio and more recently have fallen to less than 1% of gross loans.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. As of March 31, 2012, our volume of consumer loans increased by $1.3 million from the prior year end. At March 31, 2012, the balance of consumer loans totaled $16.4 million, or 0.8% of gross loans, compared to $15.1 million, or 0.8% of gross loans, at December 31, 2011.

Construction loans represent less than 5% of our total loan portfolio at March 31, 2012. In response to the current real estate market, which has experienced a downward trend since mid-2007, we have applied stricter loan underwriting policies for all of our loans and in particular construction related loans. As a result, construction loans decreased to $38.6 million, or 2.0% of gross loans, at the end of the first quarter of 2012, compared to $61.8 million, or 3.1% of gross loans at December 31, 2011.

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

The table below shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio at March 31, 2012.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	March 31, 2012
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$38,552	$—	$—	$38,552
Real estate secured	1,112,105	465,020	32,376	1,609,501
Commercial and industrial	287,356	2,493	476	290,325
Consumer	15,007	1,426	—	16,433
Gross loans	$1,453,020	$468,939	$32,852	$1,954,811

Loans with variable interest rates	$1,156,311	$—	$—	$1,156,311
Loans with fixed interest rates	$296,709	$468,939	$32,852	$798,500

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. As of March 31, 2012, $19.1 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $8.8 million in TDR loans were classified as non-performing at March 31, 2012. As such, not all of our TDR loans are classified as non-performing. The OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means.

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

Loans and OREO covered under the loss-sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively. Covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition on June 26, 2009.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
Total non-accrual loans (net of SBA guaranteed portions): (1)
Construction	$8,139	$12,548	$—
Real estate secured	41,482	29,088	76,632
Commercial and industrial	1,370	2,196	3,490
Consumer	—	—	11
Total non-performing loans	50,991	43,832	80,133

Loans 90 days or more past due and still accruing: (net of SBA guaranteed portions)
Real estate secured	874	—	—
Commercial and industrial	59	—	—
Total loans 90 days or more past due and still accruing (2)	933	—	—

Total non-performing loans (3)	51,924	43,832	80,133

Other real estate owned	2,271	8,221	8,512
Total non-performing assets, net of SBA guarantee (3)	$54,195	$52,053	$88,645

Non-performing loans as a percentage of total loans	2.66%	2.21%	3.51%

(1)          During the periods ended March 31, 2012, December 31, 2011, and March 31, 2011, no interest income related to these loans was included in interest income.

(2)          Covered non-performing loan balances at March 31, 2012, December 31, 2011, and March 31, 2011 were $15.5 million, $14.0 million, and $18.1 million, respectively, and are included in the table above.

(3)          SBA guaranteed portions totaled $22.7 million, $18.2 million, and $16.1 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection.  Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

As a result of the challenging economic conditions, we experienced deterioration in credit quality throughout 2010 and into the first quarter of 2011. The general economic conditions in the United States as well as the local economies in which we do business have experienced difficulties with downturns in the housing sector and the continued below-trend GDP growth. However, management took a proactive approach to dispose of non-performing and delinquent loans through aggressive note sales. In 2011, the Company sold a total of $47.3 million in non-accrual loans and $11.3 million in TDR loans that were not classified as non-accrual. The average weighted legal discount (discount to principal balance) on the total non-accrual and TDR loans sold in 2011 was 36.1%.  All the problem loans that were sold were real estate secured. The Company chose to sell these loans in particular to reduce the number of problems assets on our balance sheet. With the reduction in problem loans experienced in 2011, the Company did not sell any non-accrual or TDR loans during the first quarter of 2012.

Total NPLs, net of SBA guaranteed portion, totaled $51.9 million, or 2.66% of total loans at the end of the first quarter of 2012, compared with $43.8 million, or 2.21% of total loans at December 31, 2011, and $80.1 million or 3.51% of total loans at March 31, 2011. Total NPLs at March 31, 2012 includes $933,000 in accruing loans that were past due more than 90 days.  There were no accruing loans past due more than 90 days at December 31, 2011 or March 31, 2011.

The $8.1 million increase in NPLs from December 31, 2011 to March 31, 2012, was largely due to one construction loan totaling $8.2 million that was classified as non-performing during the first quarter of 2012. The $28.2 million decline in NPLs from March 31, 2011 to March 31, 2012, was largely a result of the problem note sale transactions that took place during the last three quarters of 2011. The Company’s internal monitoring of problem loans has improved with more focus on reviewing and tracking of current and potential problem loans.  This in addition to note sales has helped reduce the overall number of problem loans at March 31, 2012 compared to the same period of the previous year.

No interest income related to non-accrual loans was included in net income for the three months ended March 31, 2012. Additional interest income of approximately $377,000 would have been recorded during the three months ended March 31, 2012, if these loans had been paid in accordance with their original terms throughout the periods indicated.  Interest income from non-accrual loans totaling $429,000 and $2.0 million was excluded from interest income for the quarters ended December 31, 2011 and March 31, 2011, respectively.

Management believes that the reserves for loan losses provided for non-performing loans, together with the tangible collateral, were adequate at March 31, 2012.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.

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

The allowance for loan losses is comprised of two components, specific valuation allowance (“SVA”) or allowance on impaired loans that are individually evaluated, and general valuation allowance (“GVA”) or loans that are evaluated as pools based on historical experience and qualitative adjustments (“QA”), or estimated losses from factors not captured by historical experience.  Historical loss experience used to calculate GVA may not accurately capture true credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

To establish an adequate allowance, we must be able to recognize when loans have become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans

(i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are not past due more than 30 days without signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Watch Loans — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree of being considered a problem loan.

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure should be documented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience.  The QA matrix takes into consideration different factors both internal and external, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, impaired loan), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate all impaired loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net loan charge-offs for the first quarter of 2012 decreased to $3.2 million, compared to $40.9 million for the first quarter of 2011. The net charge-offs for the first quarter of 2012 was comprised of $2.2 million in real estate secured net loan charge-offs, and $1.0 million in commercial and industrial and consumer net loan charge-offs. The annualized net charge-offs to average net loans for the first quarter of 2012 was 0.68%.  Net charge-offs during the first quarter of 2011 were comprised of $39.9 million in real estate secured loans net charge-offs, and $982,000 in commercial and industrial and consumer loan net charge-offs. Annualized net charge-offs as a percentage of average net loans for the first quarter of 2011 was 7.38%.

The total allowance for loan losses at March 31, 2012 was $99.8 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans at the end of the first quarter of 2012 was 5.11%, and was 5.19% at the end of the fourth quarter of 2011.  General valuation allowance at March 31, 2012 totaled $84.1 million or 84.3% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $15.7 million or 15.7% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $16.8 million, or 16.8% of total allowance for loan losses at March 31, 2012. At December 31, 2011, general valuation allowance portion totaled $88.9 million or 86.3% of total allowance while specific reserve on impaired loan totaled $14.1 million or 13.6% of the total allowance for loan losses.  QA for the fourth quarter of 2011 totaled $17.2 million, or 16.7% of the total allowance for loan losses.

The total general valuation allowance at March 31, 2012 declined $9.5 million, or 10.4%, compared to the previous quarter.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This decline has led to decrease in historical loss ratios reducing the overall GVA portion of the allowance for loan losses.  The QA, also included in the general valuation portion of the allowance for loan losses, declined by $411,000 to $16.8 million during the first quarter of 2012, a reduction of 2.4% from the previous quarter.  This decline was mostly due to the reduction in loans balances as current internal and external trends did not warrant a significant change relative to where the Company is with its credit cycle in QA portion of the allowance.  With continued economic uncertainty and recent trends in our problem loans as well as our loans portfolio as a whole, a significant adjustment to the QA was not made during the first quarter of 2012. With improvements in the economic environment and in our loan portfolio, we may experience a reduction in overall QA in subsequent quarters.  Total SVA portion of our allowance experienced an increase of $3.9 million, or 33.3% during the first quarter of 2012, compared to the fourth quarter of 2011.  The increase was largely a result of one loan that was modified as a TDR which had an impairment balance of $2.7 million during the first quarter of 2012.

Although management believes our allowance for loan losses at March 31, 2012 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provisions for losses, and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended
Balances:	March 31, 2012	December 31, 2011	March 31, 2011
Allowance for loan losses:
Balances at beginning of period	$102,982	$105,306	$110,953
Actual charge-offs: *
Real estate secured	2,928	1,255	40,038
Commercial and industrial	1,435	2,811	1,632
Consumer	1	1	27
Total charge-offs	4,364	4,067	41,697

Recoveries on loans previously charged off:
Real estate secured	770	41	109
Commercial and industrial	433	191	672
Consumer	5	11	5
Total recoveries	1,208	243	786

Net loan charge-offs	3,156	3,824	40,911

Provision for losses on loans	—	1,500	44,800
Balances at end of period	$99,826	$102,982	$114,842
Allowance for loan commitments:
Balances at beginning of year	$3,423	$3,423	$3,926
Provision for losses on loan commitments	—	—	—
Balance at end of period	$3,423	$3,423	$3,926

Ratios:
Net loan charge-offs to average net loans (annualized)	0.68%	0.82%	7.38%
Allowance for loan losses to gross loans at end of period	5.11%	5.19%	5.02%
Net loan charge-offs to allowance for loan losses at end of period	3.16%	3.71%	35.62%
Net loan charge-offs to provision for loan losses	0.00%	254.93%	91.32%

*     Charge-off amount for the three months ended March 31, 2012 includes net charge-offs of covered loans amounting to $238,000 which represents gross covered loan charge-offs of $1.2 million less FDIC receivable portions totaling $953,000.

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2012			December 31, 2011
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$4,230	$38,552	10.97%	$4,218	61,832	6.82%
Real estate secured	74,988	1,609,501	4.66%	79,221	1,627,648	4.87%
Commercial and industrial	20,442	290,325	7.04%	19,391	281,359	6.89%
Consumer	166	16,433	1.01%	152	15,080	1.01%
Total	$99,826	$1,954,811	5.11%	$102,982	1,985,919	5.19%

Our real estate secured loans and commercial and industrial loans are further broken down as follows when measuring for impairment and historical losses:

Real Estate Secured Loans	March 31, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Residential real estate	$3,007	$100,048	3.01%	$3,453	$115,866	2.98%
SBA real estate	2,711	136,733	1.98%	2,522	117,435	2.15%
Gas station secured	4,451	108,697	4.09%	4,816	111,029	4.34%
Carwash secured	6,804	51,740	13.15%	7,003	54,651	12.81%
Hotel/motel secured	12,040	139,455	8.63%	11,768	140,822	8.36%
Land secured	1,366	15,569	8.77%	1,616	17,849	9.05%
Other secured	44,609	1,057,259	4.22%	48,043	1,069,996	4.49%
Total real estate secured	$74,988	$1,609,501	4.66%	$79,221	$1,627,648	4.87%

Commercial & Industrial Loans	March 31, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
SBA commercial	$4,006	$45,540	8.80%	$3,859	$40,770	9.47%
Other commercial	16,436	244,785	6.71%	15,532	240,589	6.46%
Total commercial & Industrial	$20,442	$290,325	7.04%	$19,391	$281,359	6.89%

Impaired loans broken down by those with and without specific reserves are shown in the following table for March 31, 2012 and December 31, 2011:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$20,884	$18,565
With Charge-Offs	21,691	23,828
Without Specific Reserves
Without Charge-Offs	24,767	19,521
With Charge-Offs	8,094	8,704
Total Impaired Loans*	75,436	70,618
Allowance on Impaired Loans	(15,675)	(14,055)
Impaired Loans Net of Allowance	$59,761	$56,563

Impaired Loans Average Balance	$77,531	$77,361

* Balances are net of SBA guaranteed portions totaling $13.9 million and $11.2 million, at March 31, 2012 and December 31, 2011, respectively.

Unpaid principal balance and quarter to date average balances for impaired loans with specific reserves and those without specific reserves at March 31, 2012 and December 31, 2011 are listed in the following tables by loan type:

	March 31, 2012			December 31, 2011
	Total	Related	Average	Total	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Construction	$1,157	$150	$1,174	$925	$114	$940
Real Estate Secured
Residential Real Estate	8,139	2,577	8,188	8,188	2,304	8,188
SBA Real Estate	3,827	1,010	4,448	2,582	1,363	4,385
Gas Station Secured	2,520	191	2,520	2,520	183	2,520
Carwash Secured	5,699	926	5,993	6,250	935	6,404
Hotel/Motel Secured	1,270	273	1,270	2,470	529	2,989
Land Secured	279	81	280	281	83	281
Other Secured	11,127	2,410	11,412	12,751	2,472	12,994
Commercial & Industrial
SBA Commercial	1,456	1,456	1,550	1,473	1,473	1,842
Other Commercial	7,101	6,601	7,392	4,953	4,599	5,473
Consumer	—	—	—	—	—	—
Total With Related Allowance	$45,575	$15,675	$44,227	$42,393	$14,055	$46,016

Without Specific Reserves
Construction	$—	$—	$—	$4,359	$—	$4,359
Real Estate Secured
Residential Real Estate	1,462	—	1,462	563	—	566
SBA Real Estate	1,776	—	1,463	1,139	—	3,302
Gas Station Secured	5,369	—	5,375	6,052	—	6,146
Carwash Secured	931	—	935	937	—	950
Hotel/Motel Secured	6,448	—	6,633	5,990	—	6,176
Land Secured	—	—	—	—	—	—
Other Secured	16,832	—	17,395	9,139	—	9,737
Commercial & Industrial
SBA Commercial	—	—	—	—	—	59
Other Commercial	43	—	41	46	—	50
Consumer	—	—	—	—	—	—
Total Without Related Allowance	$32,861	$—	$33,304	$28,225	$—	$31,345
Total Impaired Loans	$75,436	$15,675	$77,531	$70,618	$14,055	$77,361

* Balances are net of SBA guaranteed portions totaling $13.9 million and $11.2 million, at March 31, 2012 and December 31, 2011, respectively.

Delinquent loans, including non-accrual loans greater than 30 days past due, at March 31, 2012 and December 31, 2011 are presented in the following tables by loan type:

	March 31, 2012
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Construction	$—	$8,139	$—	$8,139
Real Estate Secured
Residential Real Estate	562	639	2,481	3,682
SBA Real Estate	926	316	4,085	5,327
Gas Station Secured	—	—	4,725	4,725
Carwash Secured	931	—	5,699	6,630
Hotel/Motel Secured	—	—	2,538	2,538
Land Secured	—	—	—	—
Other Secured	1,663	2,302	17,028	20,993
Commercial & Industrial
SBA Commercial	1,106	85	54	1,245
Other Commercial	1,243	414	872	2,529
Consumer	—	—	—	—
Total	$6,431	$11,895	$37,482	$55,808
Non-Accrual Loans Listed Above **	$83	$8,818	$36,549	$45,450

	December 31, 2011
	30-59 Days	60-89 Days	Greater Than
(Dollars In Thousands)	Past Due	Past Due	90 Days Past Due	Total Past Due*
Construction	$—	$—	$—	$—
Real Estate Secured
Residential Real Estate	1,039	1,017	976	3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station Secured	327	—	3,851	4,178
Carwash Secured	937	1,457	4,792	7,186
Hotel/Motel Secured	—	454	2,784	3,238
Land Secured	—	—	—	—
Other Secured	1,256	8,310	9,994	19,560
Commercial & Industrial
SBA Commercial	914	196	48	1,158
Other Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—
Total	$6,902	$12,923	$25,563	$45,388
Non-Accrual Loans Listed Above **	$1,657	$2,648	$25,563	$29,868

*   Balances are net of SBA guaranteed portions totaling $21.2 million and $17.4 million at March 31, 2012 and December 31, 2011, respectively.

** Non-accrual loans less than 30 days past due totaling $5.5 million and $13.9 million at March 31, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Loans with classification of special mention, substandard, and doubtful at March 31, 2012 and December 31, 2011 are presented in the following tables by loan type:

	March 31, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	—	12,498	—	12,498
Real Estate Secured
Residential Real Estate	394	2,830	650	3,874
SBA Real Estate	3,656	7,683	2,054	13,393
Gas Station Secured	672	15,740	3,851	20,263
Carwash Secured	10,035	13,825	1,088	24,948
Hotel/Motel Secured	24,908	17,048	2,084	44,040
Land Secured	2,618	279	—	2,897
Other Secured	58,340	86,651	7,928	152,919
Commercial & Industrial
SBA Commercial	1,073	3,211	—	4,284
Other Commercial	6,964	16,108	45	23,117
Consumer	—	2	—	2
Total	$108,660	$175,875	$17,700	$302,235

	December 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	—	12,548	—	12,548
Real Estate Secured
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station Secured	675	17,795	2,520	20,990
Carwash Secured	10,075	14,400	1,115	25,590
Hotel/Motel Secured	20,919	12,175	2,784	35,878
Land Secured	3,861	281	—	4,142
Other Secured	86,699	75,973	7,855	170,527
Commercial & Industrial
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3
Total	$136,873	$159,045	$16,348	$312,266

* Balances are net of SBA guaranteed portions totaling $14.7 million and $13.1 million at March 31, 2012 and December 31, 2011, respectively.

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the quarter ended March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Quarter	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Total Charge-Offs	—	85	684	—	400	—	—	1,759	344	1,091	1	4,364
Total Recoveries	—	25	68	215	—	—	—	462	25	408	5	1,208
Provision For Loan Losses	12	(386)	805	(580)	201	272	(250)	(2,137)	466	1,587	10	—
Balance at End of Quarter	$4,230	$3,007	$2,711	$4,451	$6,804	$12,040	$1,366	$44,609	$4,006	$16,436	$166	$99,826

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Quarter	$4,234	$3,891	$1,741	$5,567	$6,594	$10,590	$1,689	$49,506	$3,803	$17,506	$185	$105,306
Total Charge-Offs	—	112	224	103	454	190	—	172	1,125	1,686	1	4,067
Total Recoveries	—	1	(7)	—	1	1	—	45	52	139	11	243
Provision For Loan Losses	(16)	(327)	1,012	(648)	862	1,367	(73)	(1,336)	1,129	(427)	(43)	1,500
Balance at End of Quarter	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982

The tables below represent the breakdown of the allowance for loan losses by specific valuation and general valuation allowance at March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$8,188	$2,635	$18,906	$7,889	$6,925	$7,887	$279	$27,773	$1,627	$7,238	$—	$89,347
Specific Valuation Allowance	$2,577	$150	$1,010	$191	$926	$273	$81	$2,409	$1,456	$6,601	$—	$15,674
Loss Coverage Ratio	31.47%	5.69%	5.34%	2.42%	13.37%	3.46%	29.03%	8.67%	89.49%	91.20%	0.00%	17.54%

Non-Impaired Loans	$30,364	$97,413	$117,827	$100,808	$44,815	$131,568	$15,290	$1,029,486	$43,913	$237,547	$16,433	$1,865,464
General Valuation Allowance	$1,653	$2,857	$1,701	$4,260	$5,878	$11,767	$1,285	$42,200	$2,550	$9,835	$166	$84,152
Loss Coverage Ratio	5.44%	2.93%	1.44%	4.23%	13.12%	8.94%	8.40%	4.10%	5.81%	4.14%	1.01%	4.51%

Gross Loans	$38,552	$100,048	$136,733	$108,697	$51,740	$139,455	$15,569	$1,057,259	$45,540	$244,785	$16,433	$1,954,811
Allowance For Loan Losses	$4,230	$3,007	$2,711	$4,451	$6,804	$12,040	$1,366	$44,609	$4,006	$16,436	$166	$99,826
Loss Coverage Ratio	10.97%	3.01%	1.98%	4.09%	13.15%	8.63%	8.77%	4.22%	8.80%	6.71%	1.01%	5.11%

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$12,548	$1,502	$14,166	$8,572	$7,330	$8,570	$281	$21,748	$1,909	$5,242	$—	$81,868
Specific Valuation Allowance	$2,304	$114	$1,363	$183	$935	$529	$83	$2,472	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	18.36%	7.59%	9.62%	2.13%	12.76%	6.17%	29.54%	11.37%	77.16%	87.73%	0.00%	17.17%

Non-Impaired Loans	$49,284	$114,364	$103,269	$102,457	$47,321	$132,252	$17,568	$1,048,248	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$1,914	$3,339	$1,159	$4,633	$6,068	$11,239	$1,533	$45,571	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	3.88%	2.92%	1.12%	4.52%	12.82%	8.50%	8.73%	4.35%	6.14%	4.65%	1.01%	4.67%

Gross Loans	$61,832	$115,866	$117,435	$111,029	$54,651	$140,822	$17,849	$1,069,996	$40,770	$240,589	$15,080	$1,985,919
Allowance For Loan Losses	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	6.82%	2.98%	2.15%	4.34%	12.81%	8.36%	9.05%	4.49%	9.47%	6.46%	1.01%	5.19%

At March 31, 2012 and December 31, 2011, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.7 million and $2.0 million, respectively.  The total allowance for these loans totaled $100,000 and $0 for March 31, 2012 and December 31, 2011, respectively.  The loan and allowance balances are included in the allowance roll-forward tables above, specifically in the impaired loan and specific valuation allowance balances.  The following is a breakdown of loan balance and associated allowance for loan losses allocation for loans acquired with deteriorated credit quality at March 31, 2012 and December 31, 2011:

March 31, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total*
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$894	$—	$—	$—	$—	$677	$140	$25	$—	$1,736
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$100	$—	$—	$—	$100

December  31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total*
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$901	$—	$—	$—	$—	$937	$141	$65	$—	$2,044
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”), if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At March 31, 2012, the balance of non-accrual TDR loans totaled $8.8 million, and TDRs performing in accordance with their modified terms totaled $19.1 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

The following tables represent the recorded investment (net of SBA guaranteed portions) in TDR loans by types of concessions made, broken out by loan type at March 31, 2012 and December 31, 2011:

	March 31, 2012
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	14,467	842	5,303	20,612
Commercial & Industrial	3,292	1,024	3,013	7,329
Consumer	—	—	—	—
Total TDR Loans	$17,759	$1,866	$8,316	$27,941

	December 31, 2011
(Dollars In Thousands)	Payment	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	11,666	846	5,325	17,837
Commercial & Industrial	3,466	1,080	—	4,546
Consumer	—	—	—	—
Total TDR Loans	$15,132	$1,926	$5,325	$22,383

* Balances are net of SBA guaranteed portions totaling $3.8 million and $4.7 million at March 31, 2012 and December 31, 2011, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended March 31, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA Guaranteed Portions)	March 31, 2012	December 31, 2011

Balance at Beginning of Period	$22,383	$21,028
New TDR Loans Added	4,649	2,942
Reductions Due to Charge-Offs	(247)	(1,434)
Other Changes (Payments, Amortization, & Adjustment)	1,156	(153)
Balance at End of Period	$27,941	$22,383

Total TDR loans increased from $22.4 million at December 31, 2011 to $27.9 million at March 31, 2012. The increase in TDR loans was largely due to the increase in loans modified during the first quarter of 2012.  Total inflows into TDR loans totaled $4.6 million during the first quarter of 2012, compared to total inflows of $2.9 million during the fourth quarter of 2011.  The increase in inflow during the first quarter of 2012 compared to the fourth quarter of 2011 was largely due to one loan with a balance of $2.7 million that was modified as a TDR loan during the first quarter of 2012.

The following table summarizes the pre-modification and post-modification balances and types of concession given for newly modified TDR loans for the quarters ended March 31, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA	March 31, 2012
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$1,317	$—	$—	$1,317
Commercial & Industrial	349	—	2,961	3,310
Total TDR Loans	$1,666	$—	$2,961	$4,627

Post-Modification Balance:
Real Estate Secured	$1,294	$—	$—	$1,294
Commercial & Industrial	342	—	3,013	3,355
Total TDR Loans	$1,636	$—	$3,013	$4,649

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	5	—	3	8
Total TDR Loans	8	—	3	11

(Dollars in Thousands, Net of SBA	December 31, 2011
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$740	$184	$—	$924
Commercial & Industrial	2,027	118	—	2,145
Total TDR Loans	$2,767	$302	$—	$3,069

Post-Modification Balance:
Real Estate Secured	$738	$180	$—	$918
Commercial & Industrial	1,912	112	—	2,024
Total TDR Loans	$2,650	$292	$—	$2,942

Number of Loans:
Real Estate Secured	2	2	—	4
Commercial & Industrial	15	3	—	18
Total TDR Loans	17	5	—	22

* Balances are net of SBA guaranteed portions

At March 31, 2012 and December 31, 2011, all our TDR loans were modified through payment, term or maturity, or interest rate concessions.  Payments concession usually consist of loans restructured where the monthly payment is reduced through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concession are usually interest only payments for three to six months.  Term or maturity concessions are loans that restructured so that the maturity date is extended beyond the original terms of the loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans.

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the three months ended March 31, 2012 and December 31, 2011 by type of concessions made:

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended March 31, 2012
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	81	—	—	81
Total TDRs Defaulted	$81	$—	$—	$81

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$—	$—	$—

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	3	1	—	4
Total TDRs Defaulted Loans	3	1	—	4

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended December 31, 2011
Guaranteed Portions)	Payment	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$59	$—	$2,230	$2,289
Commercial & Industrial	376	—	—	376
Total TDRs Defaulted	$435	$—	$2,230	$2,665

Post-Modification Balance:
Real Estate Secured	$1,044	$—	$1,332	$2,376
Commercial & Industrial	21	—	—	21
Total TDRs Defaulted	1,065	$—	$1,332	$2,397

Number of Loans:
Real Estate Secured	1	—	1	2
Commercial & Industrial	6	—	—	6
Total TDRs Defaulted Loans	7	—	1	8

* Balances are net of SBA guaranteed portions

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2012:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$—	$—	$—	$—	$—	$—
Junior Subordinated Debentures	10,773	748	—	77,321	—	88,842
Operating Leases	3,752	6,658	3,922	3,245	—	17,577
Unrecognized Tax Benefit	—	—	—	—	560	560
Time Deposits	891,576	81,051	122	—	—	972,749
Total Obligations	$906,101	$88,457	$4,044	$80,566	$560	$1,079,728

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in any form on our balance sheet.

At March 31, 2012 and December 31, 2011, we had commitments to extend credit of $217.9 million and $227.5 million, respectively.  Obligations under standby letters of credit totaled $9.4 million and $15.9 million at March 31, 2012 and December 31, 2011, respectively, and our obligations under commercial letters of credit were $7.2 million and $9.6 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit Investments totaled $15.0 million at the end of the first quarter of 2012, compared to $15.6 million at the end of the fourth quarter of 2011.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $29,000 at March 31, 2012 compared to $530,000 total loss contingencies at March 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.  For more information, see Part II, Item 1, “Legal Proceedings.”

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans and investments. Total deposits increased to $2.21 billion at March 31, 2012, compared with $2.20 billion at December 31, 2011. Total non-time deposits at March 31, 2012 increased to $1.25 billion, from $1.21 billion at December 31, 2011, and time deposits decreased to $964.2 million at March 31, 2012 from $995.3 million at December 31, 2011.

The increase in deposits was primarily attributable to an increase in money market accounts, negotiable order of withdrawal (“NOW”) accounts, and savings accounts which increased $29.7 million, $7.5 million, and $5.1 million, respectively, from December 31, 2011, to March 31, 2012.  These increases were offset by a $3.2 million decrease in demand deposits accounts from $511.5 million at December 31, 2011, to $508.3 million at March 31, 2012.

The average rate that we paid on time deposits in denominations of $100,000 or more for the first quarter of 2012 decreased to 0.90%, from 1.01% at the same period of the prior year. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits decreased from 0.88% for the quarter ended March 31, 2011, to 0.78% for the quarter ended March 31, 2012, a decrease of 10 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	March 31, 2012		December 31, 2011		March 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$483,134	—	$468,272	—	$461,102	—
Savings	100,964	2.67%	94,910	2.74%	85,287	2.81%
NOW	24,215	0.33%	24,365	0.33%	24,738	0.38%
Money market	583,711	0.84%	546,972	0.85%	644,249	0.87%
Time deposits of $100,000 or more	646,162	0.90%	655,022	0.93%	670,542	1.01%
Other time deposits	340,965	1.04%	355,587	1.07%	428,814	1.30%
Total deposits	$2,179,151	0.78%	$2,145,128	0.80%	$2,314,732	0.88%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2012 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$297,986
Over three months through six months	115,343
Over six months through twelve months	161,626
Over twelve months	59,084
Total	$634,039

At March 31, 2012, none of our depositors had total combined deposits of more than 1% aside from the California State Treasury which had a deposit balance representing 8.6% of our total deposits at March 31, 2012 and 8.7% of our deposits at December 31, 2011.

In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. Total brokered deposit balances totaled $9.4 million at both March 31, 2012, and December 31, 2011.  During 2011, management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. As such, we do not plan on further significantly reducing our deposits costs. To improve our net interest margin, as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for general business purposes, we may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to recent modest loan demand, the Company has a large amount of liquidity on the balance sheet and as such, all of the outstanding FHLB borrowings were paid off as of March 31, 2012. However, as loan demand increases, we expect to again utilize the FHLB borrowing line as a secondary source of funds.  See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	March 31, 2012	December 31, 2011
Balance at quarter end	$—	$60,000
Average balance during the quarter	21,099	105,163
Maximum amount outstanding at any month-end	60,000	130,000
Average interest rate during the quarter	0.11%	1.29%
Average interest rate at quarter-end	—	0.10%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a means to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and the credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at March 31, 2012 and December 31, 2011, totaled $711.1 million and $699.2 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $217.0 million and $218.7 million, at March 31, 2012 and December 31, 2011, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 26.7% and 25.9%, at March 31, 2012 and December 31, 2011, respectively. Not including securities pledged to secured deposits, liquid assets to assets ratio at March 31, 2012 and December 31, 2011, were 18.6% and 17.8%, respectively.

Our primary source of liquidity is derived from our core operating activity of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine pay-down and liquidation of securities from the available-for-sale portfolio, and liquidation of loans held-for-sale.  Government programs, such as Temporary Liquidity Guarantee Program (“TLGP”), may influence deposit behavior and ultimately our liquidity position. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. As of March 31, 2012, our borrowing capacity from the FHLB was $632.0 million with no outstanding borrowings. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At March 31, 2012, availability of these lines totaled $102.4 million with no outstanding borrowings as of that date.

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

In December of 2008, we received a Troubled Assets Relief Program or “TARP” investment from the U.S. Department of the Treasury (“the Treasury”) in the amount of $62.2 million in exchange for the Preferred Shares, which required us to comply with certain restrictions for the period during which the Treasury held the Preferred Shares.  These restrictions included, among other things, standards for executive compensation and corporate governance for the period during which Treasury holds our Preferred Shares. However, the Treasury sold all of the Preferred Shares in a public auction during the first quarter of 2012, and we are no longer subject to these executive compensation and corporate governance standards.

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding regulatory capital requirements.

In addition to the traditional regulatory capital requirements administered by federal banking agencies, the Bank is also subject to certain capital requirements pursuant to its MOU.  Under the MOU, the Bank must maintain a minimum Tier 1 leverage capital ratio of at least 10%.  At March 31, 2012, Wilshire State Bank had a Tier 1 leverage capital ratio of 12.00%.

As of March 31, 2012, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

Capital Ratios

	Regulatory Adequately-	Regulatory Well-	Capital ratios as of:
	Capitalized	Capitalized	March 31, 2012		December 31, 2011		March 31, 2011
Wilshire Bancorp & Wilshire State Bank	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank

Total capital to risk-weighted assets	8.00%	10.00%	19.31%	18.58%	20.89%	20.42%	12.57%	12.28%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.00%	17.28%	19.59%	19.12%	10.30%	10.88%
Tier I capital to average assets	4.00%	5.00%	12.49%	12.00%	13.86%	13.53%	7.64%	8.08%

For the purposes of our regulatory capital ratio computation, our equity capital includes the $2.2 million of outstanding Preferred Shares issued by the Company to Treasury as part of our participation in the TARP Capital Purchase Program. This $2.2 million, or 2,158 Preferred Shares, was sold by Treasury to third parties during the first quarter of 2012. The regulatory capital ratio computation also includes capital from our public offering conducted in the second quarter of 2011.  In the public offering, the Company raised approximately $115.0 million in equity capital through the issuance of common stock.  After associated underwriting fees and costs and other expenses related to the offering, the Company’s net equity increase was approximately $108.7 million.

At March 31, 2012, the Company’s total Tier 1 capital was $327.9 million, compared with $369.0 million at December 31, 2011. At the Bank level, Tier 1 capital was $314.5 million at March 31, 2012, compared with $359.5 million at December 31, 2011.   The decrease in Tier 1 capital was due to the repurchase of $60.0 million in preferred shares from the Treasury.

Subsequent Events

On May 18, 2011, Wilshire Bancorp was named as a nominal defendant in a purported shareholder derivative lawsuit filed in Los Angeles Superior Court, in a case entitled Seong J. Kim v. Joanne Kim et al 44A.

This case also names our former CEO (Joanne Kim), our current CEO (Jae Whan Yoo), our current CFO (Alex Ko), and our eight (8) directors at the time (Donald D. Byun, Lawrence Jeon, Kyu-Hyun Kim, Fred F. Mautner, Steven S. Koh, Richard Y. Lim, Young Hi Pak, and Harry Siafaris) as individual defendants. Subject to a reservation of rights, the defendants are being defended by the Federal Insurance Company pursuant to the Company’s Directors and Officers Liability Policy. The purported complaint alleges, among other things, that the defendants breached their fiduciary duty by permitting the Company to issue public statements that were false and misleading, failing to disclose the conduct of a former loan officer and that the Company allegedly had deficiencies in its underwriting, origination and renewal processes and procedures, not adhering to its underwriting policies and lacking adequate internal and financial controls. On February 14, 2012, defendants filed demurrers and a motion to strike the complaint.  On April 23, 2012, the case was dismissed by the Los Angeles Superior Court.

Except for the aforementioned dismissal of the derivative lawsuit, the Company did not have any other subsequent events as the of the issue date of this report.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing, and deposit activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Company’s Board delegates responsibility for market risk management to the Asset/Liability Management Committee, which reports monthly to the Board on activities related to market risk management.  As part of the management of our market risk, the Asset/Liability Management Committee may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

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

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or a “liability-sensitive” balance sheet during periods of changing interest rates.  This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.  Interest rate gaps arise when assets are funded with liabilities that have different repricing intervals.  Because these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlooks, positions at the end of any period may not reflect our interest rate sensitivity in subsequent periods.  We attempt to balance longer-term economic views against prospects for short-term interest rate changes.

Although the interest rate sensitivity gap is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure.  As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and economic value of equity (“EVE”) to interest rate changes.  The EVE is defined as the net present value of an institution’s existing assets less liabilities.  The simulation model captures all assets and liabilities, and accounts for significant variables that are believed to be affected by interest rates.  These variables include prepayment speeds on loans and securities, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

Although the simulation measures the volatility of net interest income and EVE under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario.  The Asset/Liability Management Committee policy prescribes that for the worst reasonably-possible rate-change scenario, the expected reduction of net interest income and EVE should not exceed 40% of the base net interest income and 40% of the base EVE, respectively.

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in a very small increase in our net interest income but lower our EVE. An increase in interest rates would increase both net interest income and EVE.  As such, our balance sheet is currently “asset sensitive.”

Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximates actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially, if different assumptions are used or actual experience differs from the historical experience on which the assumptions are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at March 31, 2012 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At March 31, 2012
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,272,487	$180,534	$468,938	$32,852	$1,954,811
Investment securities	974	15,155	237,641	38,597	292,367
Federal funds sold and cash equivalents	110,007	60,000	—	—	170,007
Total	$1,383,468	$255,689	$706,579	$71,449	$2,417,185

Interest-bearing liabilities:
Savings deposits	$104,223	$—	$—	$—	$104,223
Time deposits of $100,000 or more	297,986	276,969	59,084	—	634,039
Other time deposits	70,405	238,708	21,038	—	330,151
Other interest-bearing deposits	633,568	—	—	—	633,568
FHLB advances	—	—	—	—	—
Junior Subordinated Debenture	87,321	—	—	—	87,321
Total	$1,193,503	$515,677	$80,122	$—	$1,789,302

Interest rate sensitivity gap	$189,965	$(259,988)	$686,457	$71,449	$627,883
Cumulative interest rate sensitivity gap	$189,965	$(70,023)	$556,434	$627,883
Cumulative interest rate sensitivity gap ratio (based on total assets)	7.13%	-2.63%	20.90%	23.58%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of March 31, 2012.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	16.07%	4.11%
+300	10.62%	4.72%
+200	6.49%	4.97%
+100	3.44%	4.22%
0	—	—
- 100	0.32%	-6.77%
- 200	1.18%	-9.36%
- 300	1.11%	-8.92%

Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances.  Although our policy also permits us to purchase rate caps, floors, and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.         Legal Proceedings

On May 18, 2011, Wilshire Bancorp was named as a nominal defendant in a purported shareholder derivative lawsuit filed in Los Angeles Superior Court, in a case entitled Seong J. Kim v. Joanne Kim et al 44A. This case also names our former CEO (Joanne Kim), our current CEO (Jae Whan Yoo), our current CFO (Alex Ko), and our eight (8) directors at the time (Donald D. Byun, Lawrence Jeon, Kyu-Hyun Kim, Fred F. Mautner, Steven S. Koh, Richard Y. Lim, Young Hi Pak, and Harry Siafaris) as individual defendants. Subject to a reservation of rights, the defendants are being defended by the Federal Insurance Company pursuant to the Company’s Directors and Officers Liability Policy. The purported complaint alleges, among other things, that the defendants breached their fiduciary duty by permitting the Company to issue public statements that were false and misleading, failing to disclose the conduct of a former loan officer and that the Company allegedly had deficiencies in its underwriting, origination and renewal processes and procedures, not adhering to its underwriting policies and lacking adequate internal and financial controls. On February 14, 2012, defendants filed demurrers and a motion to strike the complaint.  On April 23, 2012, the case was dismissed by the Los Angeles Superior Court.

In addition, the Securities and Exchange Commission has informally inquired as to information regarding the internal investigation discussed above and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $29,000 at March 31, 2012 compared to $530,000 total loss contingencies at March 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.      Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

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

101               The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Non-controlling Interests for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 10, 2012	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows, for the three months ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.