Form 10-Q
period 2012-06-30
WILSHIRE BANCORP INC
filed 2012-08-07
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

The number of shares of Common Stock of the registrant outstanding at July 30, 2012 was 71,287,518.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$147,202	$155,245
Federal funds sold and other cash equivalents	60,004	170,005
Cash and cash equivalents	207,206	325,250

Securities available-for-sale, at fair value (amortized cost of $290 million and $312 million at June 30, 2012 and December 31, 2011, respectively)	298,364	320,064
Securities held-to-maturity, at amortized cost (fair value of $62 thousand and $70 thousand at June 30, 2012 and December 31, 2011, respectively)	57	66
Loans receivable (net of allowance for loan losses of $89 million and $103 million at June 30, 2012 and December 31, 2011, respectively)	1,867,472	1,824,690
Loans held-for-sale, at the lower of cost or market	66,485	53,814
Federal Home Loan Bank stock, at cost	14,051	15,523
Other real estate owned	4,351	8,221
Due from customers on acceptances	382	414
Cash surrender value of bank owned life insurance	20,181	19,888
Investment in affordable housing partnerships	36,007	37,676
Bank premises and equipment	12,248	12,612
Accrued interest receivable	7,806	8,118
Deferred income taxes	6,115	—
Servicing assets	9,505	8,798
Goodwill	6,675	6,675
Core deposits intangibles	1,179	1,320
FDIC loss-share indemnification	12,629	21,922
Other assets	20,686	31,803
TOTAL	$2,591,399	$2,696,854

LIABILITIES:
Deposits:
Non-interest bearing	$514,418	$511,467
Interest bearing:
Savings	101,494	99,106
Money market and NOW accounts	649,840	596,397
Time deposits of $100,000 or more	608,123	647,537
Other time deposits	306,123	347,802
Total deposits	2,179,998	2,202,309

Federal Home Loan Bank advances	—	60,000
Junior subordinated debentures	87,321	87,321
Commitments to fund low income housing tax credit investments	11,687	14,991
Accrued interest payable	3,238	3,281
Acceptances outstanding	382	414
Other liabilities	19,717	18,956
Total liabilities	2,302,343	2,387,272

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 0 and 62,158 shares at June 30, 2012 and December 31, 2011, respectively	—	61,000
Common stock, no par value—authorized, 200,000,000 and 80,000,000 shares at June 30, 2012 and December 31, 2011, respectively; issued and outstanding, 71,287,518 and 71,282,518 shares at June 30, 2012 and December 31, 2011, respectively	164,480	164,711
Accumulated other comprehensive income, net of tax	7,439	6,761
Retained earnings	117,137	77,110
Total shareholders’ equity	289,056	309,582

TOTAL	$2,591,399	$2,696,854

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans	$26,808	$30,767	$53,929	$64,229
Interest on investment securities	1,560	2,156	3,085	4,139
Interest on federal funds sold	423	74	1,023	253
Total interest income	28,791	32,997	58,037	68,621

INTEREST EXPENSE:
Interest on deposits	4,015	4,663	8,269	9,773
Interest on FHLB advances and other borrowings	—	505	6	1,234
Interest on junior subordinated debentures	532	494	1,079	983
Total interest expense	4,547	5,662	9,354	11,990

NET INTEREST INCOME BEFORE (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	24,244	27,335	48,683	56,631

(CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(10,000)	10,300	(10,000)	55,100

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	34,244	17,035	58,683	1,531

NON-INTEREST INCOME:
Service charges on deposit accounts	3,238	3,149	6,464	6,229
Gain (loss) on sale of loans, net	3,254	(3,606)	4,012	(14)
Loan-related servicing fees	1,179	1,189	2,538	2,027
Gain on sale or call of securities	—	6	3	42
Other income	843	990	1,884	2,107
Total non-interest income	8,514	1,728	14,901	10,391

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,038	6,753	17,200	14,569
FDIC loss-share indemnification impairment	2,000	—	2,000	—
Occupancy and equipment	1,950	2,053	3,892	4,033
Regulatory assessment fee	907	1,332	1,751	2,712
Low income housing tax credit investment losses	1,012	1,083	1,669	1,432
Data processing	717	773	1,449	1,485
Professional fees	1,621	1,360	2,101	2,472
Net loss (gain) on sale of OREO	40	1,010	(450)	1,476
Other operating expenses	3,083	2,250	5,485	5,900
Total non-interest expenses	20,368	16,614	35,097	34,079

INCOME (LOSS) BEFORE INCOME TAXES	22,390	2,149	38,487	(22,157)
INCOME TAX PROVISION (BENEFIT)	215	(877)	(139)	26,010
NET INCOME (LOSS)	22,175	3,026	38,626	(48,167)

PREFERRED STOCK ADJUSTMENTS
Preferred stock cash dividend	(29)	(777)	(830)	(1,555)
Accretion of preferred stock discount	(35)	(136)	(1,158)	(271)
One-time adjustment from repurchase of preferred stock	—	—	3,389	—
Total preferred stock adjustment	(64)	(913)	1,401	(1,826)

NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$22,111	$2,113	$40,027	$(49,993)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.31	$0.04	$0.56	$(1.25)
Diluted	$0.31	$0.04	$0.56	$(1.25)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,285,870	50,151,459	71,284,194	39,870,987
Diluted	71,385,624	50,165,970	71,344,150	39,870,987

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$22,175	$3,026	$38,626	$(48,167)

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(446)	$2,123	$943	$2,991
Reclassification adjustment for gains realized in net income	—	(6)	(3)	(42)
Less income tax expense	—	886	—	1,215
Net change in net unrealized gains on securities available-for-sale	$(446)	$1,231	$940	$1,734

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during period	$9	$12	$33	$19
Less income tax expense	—	5	—	8
Net unrealized changes in net gains on interest-only strips	$9	$7	$33	$11

ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	$6	$—	$(295)	$—
Less income tax expense (benefit)	—	—	—	—
Net changes in AOCI on BOLI unrecognized prior service cost	$6	$—	$(295)	$—

Total other comprehensive income (loss)	$(431)	$1,238	$678	$1,745

Total comprehensive income (loss)	$21,744	$4,264	$39,304	$(46,422)

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Stock options exercised			1,760	5			5
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared
Preferred stock						(1,555)	(1,555)
Share-based compensation expense				268			268
Accretion of discount on preferred stock		271				(271)	—
Comprehensive loss:
Net loss						(48,167)	(48,167)
Other comprehensive income (loss):
Net change in unrealized gain on interest-only strips (net of tax)					11		11
Net change in unrealized gain on securities available-for-sale (net of tax)					1,734		1,734
Comprehensive loss							(46,422)
BALANCE—June 30, 2011	62,158	$60,721	71,291,614	$164,585	$3,757	$61,106	$290,169

BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Stock options exercised			5,000	13			13
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Cash dividend declared
Preferred stock						(830)	(830)
Share-based compensation expense				516			516
Accretion of discount on preferred stock		1,158				(1,158)	—
Comprehensive income:
Net income						38,626	38,626
Other comprehensive income:
Net change in unrealized gain on interest-only strips					33		33
Net change in unrealized gain on securities available-for-sale					940		940
Accumulated OCI for BOLI unrecognized prior service cost					(295)		(295)
Comprehensive income							39,304
BALANCE—June 30, 2012	—	$—	71,287,518	$164,480	$7,439	$117,137	$289,056

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,626	$(48,167)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	2,685	2,317
Depreciation of Bank premises and equipment	1,127	1,111
Accretion of discount on acquired loans	(1,051)	(626)
FDIC loss-share indemnification impairment	2,000	—
Amortization of core deposit intangibles	142	162
(Credit) provision for loan losses and loan commitments	(10,000)	55,100
Provision for other real estate owned losses	187	450
Deferred tax (benefit) expense	(6,411)	25,979
Loss on disposition of bank premises and equipment	1	25
Net realized gain on sale of loans held-for-sale	(4,702)	(2,310)
Loss on valuation of held-for-sale impaired loans	690	2,324
Proceeds from sale of loans held-for-sale	135,829	161,206
Origination of loans held-for-sale	(152,035)	(167,077)
Net realized gain on sale or call of available-for-sale securities	(3)	(42)
Change in unrealized appreciation on servicing assets	53	526
Disposition of servicing rights	82	—
Net realized (gain) loss on sale of other real estate owned	(450)	1,476
Share-based compensation expense	516	268
Change in cash surrender value of life insurance	(294)	(301)
Servicing assets capitalized	(842)	(1,756)
Decrease in accrued interest receivable	312	2,499
Loss on investments in affordable housing partnerships	1,669	1,432
Decrease in other assets	8,580	3,885
Federal Home Loan Bank dividend	43	—
Increase in accrued interest payable	(43)	(441)
Increase in other liabilities	2,708	8,064
Net cash provided by operating activities	19,419	46,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	9	11
Purchase of securities available-for-sale	(35,829)	(63,604)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	55,787	73,634
Net (increase) decrease in loans receivable	(34,633)	111,832
Payment of FDIC loss-share indemnification	9,038	8,501
Proceeds from sale of other loans	3,105	73,326
Proceeds from sale of other real estate owned	10,717	14,693
Purchases of investments in affordable housing partnerships	(3,878)	(3,141)
Purchases of bank premises and equipment	(220)	(349)
Purchases of bank owned life insurance	—	(619)
Redemption of Federal Home Loan Bank stock	1,472	1,498
Net cash provided by investing activities	5,568	215,782

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$13	$5
Proceeds from Issuance of additional stock under public offering, net of associated offering costs	—	108,711
Payment of cash dividend on preferred stock	(1,204)	(1,554)
Cash paid for TARP preferred stock redemption	(58,769)	—
Cash paid for TARP warrant redemption	(760)	—
Increase in Federal Home Loan Bank advances	—	170,000
Decrease in Federal Home Loan Bank advances	(60,000)	(218,011)
Net decrease in deposits	(22,311)	(307,068)
Net cash used in financing activities	(143,031)	(247,917)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(118,044)	13,969

CASH AND CASH EQUIVALENTS—Beginning of period	325,250	198,535
CASH AND CASH EQUIVALENTS—End of period	$207,206	$212,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,398	$12,630
Income taxes paid	$8,100	$60
Income tax refunds received	$13,454	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$6,344	$10,353
Note financing for sale of other loans	$—	$9,215
Loans transferred to held-for-sale from loans receivable	$5,832	$122,919
Loans transferred to loans receivable from held-for-sale	$5,362	$9,643
Other assets transferred to Bank premises and equipment	$544	$700
Preferred stock cash dividend declared, but not paid	$15	$388
Shares issued to underwriters in lieu of associated underwriting fees	—	2,317,523

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

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

Note 2.        Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2012 and December 31, 2011, the statements of operations for the three and six months ended June 30, 2012 and June 30, 2011, the statements of comprehensive income for the three and six months ended June 30, 2012 and June 30, 2011, and the related statements of shareholders’ equity and statements of cash flows for the six months ended June 30, 2012 and June 30, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain items included in the prior period financial statements were reclassified to conform to the current presentation.  There was no effect on net income or total shareholders’ equity.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For the three and six months ended June 30, 2011, the Company was not able to reliably estimate its annual pre-tax income and used the actual effective tax rate to determine its income tax provisions.  However, for the three and six months ended June 30, 2012, the Company believes it can reliably project its pre-tax income and has determined the tax provision for these periods by using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate for future quarters. All other accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2011.

Note 3.        Redemption of TARP Preferred Stock

During the first quarter of 2012, the Company repurchased 60,000 shares of preferred stock (the “Preferred Shares”) from the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the TARP Capital Purchase Program (the “CPP”).  The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in a one-time adjustment to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million.  The remaining 2,158 Preferred Shares were redeemed during the second quarter at par value or $1,000 per share of preferred stock (or an actual cost of $2.2 million).  In the second quarter of 2012, the Company also repurchased the warrant to purchase 949,460 shares of common stock at a price of $9.82 which was issued to the Treasury in associated with the TARP program.  The Warrant was repurchased at a mutually agreed upon price of $760,000.

As a result of our participation in the CPP, among other things, we were subject to Treasury’s current standards for executive compensation and corporate governance for the periods during which Treasury held our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the shares of preferred stock were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable.

Note 4.        Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae Bank under receivership upon Mirae Bank’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  Thereafter, the Bank purchased substantially all of Mirae Bank’s assets and assumed substantially all of Mirae Bank’s deposits and certain other liabilities. Further, we entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC loss-share indemnification is accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC loss-share indemnification will decrease and increase, respectively.  As such, changes to expected cash flow on acquired loans results in an adjustment in the balance of the FDIC loss-share indemnification asset and is recorded as an impairment, or the asset balance is increased and offset with non-interest expense. When covered assets are paid-off and sold, the FDIC loss-share indemnification asset is reduced and offset with interest income. Covered assets that become impaired increase the indemnification asset. At June 30, 2012, the remaining FDIC loss-share indemnification balance was $12.6 million.  The remaining covered loan balance, net of discount, at June 30, 2012, was $138.8 million.

During the second quarter of 2012, the Company recorded a $2.0 million impairment of the FDIC loss-share indemnification asset.  The impairment reflected overall improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cashflows had increased from the amounts expected during the acquisition.  The collectability of the loans improved, reducing our loss exposure and claim from the FDIC.  Therefore, the FDIC loss-share indemnification balance was reduced by $2.0 million to reflect the reduced future total amount that we expect to receive from the FDIC under the loss-sharing agreement.  However, we expect a portion or all of $2.0 million impairment on the FDIC loss-share indemnification to be recouped in the future from the increase in expected cashflows for covered loans.

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

Cash and cash equivalents — The carrying value of our cash and cash equivalents is approximately equal to the fair value.

Federal funds sold — The carrying value of federal funds sold is approximately equal to the fair value.

Securities available-for-sale — Investments in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes mortgage-backed securities, collateralized mortgage obligations, municipal securities, and corporate debt securities. Our existing investment in available-for-sale security holdings as of June 30, 2012 is measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measuring for fair value for any of our investments.

Loans — The fair value of variable rate loans that have no significant changes in credit risk are based on the carrying values.  Residential mortgage loans and other consumer loan fair values are estimated using quoted market prices for securities backed by similar loans and adjusted for differences if they exists.  The fair value of other loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar risk characteristics.  See below for impaired loans.

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value and generally have had a charge-off through the allowance for loan losses.  The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.  When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or the Company’s internal Appraisal Department.  All indications of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value via comparison with independent data sources such as recent market data or industry-wide statistics.

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for these loans are determined based on sales contracts and commitments. Any subsequent declines in fair value for impaired loans held-for-sale is recorded as a held-for-sale valuation allowance.  The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

Other real estate owned — The fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  This results in a Level 3 classification of the inputs for determining fair value. Separate

Servicing assets and interest-only strips — Small Business Administration (“SBA”) and residential real estate loan servicing assets and interest-only (“I/O”) strips represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for both servicing assets and I/O strips is determined through discounted cash flow analysis and utilizes discount rate, prepayment speed, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

Federal Home Loan Bank stock — As it is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability, it is carried at cost.

Due from customer on acceptances — The carrying value of due from customers on acceptances are approximately equal to the fair value.

Non-interest bearings deposits — The carrying value of our non-interest bearings deposits are approximately equal to the fair value.

Interest bearings deposits — The fair value of money market and savings accounts is estimated to be the amount that is payable on demand as of the reporting date.  Fair value for fixed-rate time deposits is estimated using discount cash flow analyses using current interest rates offered on deposits of similar maturities.

Junior subordinated debentures — The fair value for junior subordinated debentures is derived from a discounted cash flow analysis based on current rates that given for securities with similar risk characteristics.

Short-term Federal Home Loan Bank advances — The carrying value of our short-term Federal Home Loan Bank advances are approximately equal to the fair value as the borrowings were all variable rate overnight advances for the periods indicated.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at June 30, 2012 and December 31, 2011:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities (residential)	$22,906	$—	$22,906	$—
Collateralized mortgage obligations (residential)	204,276	—	204,276	—
Corporate securities	39,777	—	39,777	—
Municipal securities	31,405	—	31,405	—
Servicing assets	9,505	—	—	9,505
Interest-only strips	558	—	—	558
Servicing liabilities	(367)	—	—	(367)

	Fair Value Measurements Using:
As of December 31, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities (residential)	$14,475	$—	$14,475	$—
Collateralized mortgage obligations (residential)	246,881	—	246,881	—
Corporate securities	24,414	—	24,414	—
Municipal securities	34,294	—	34,294	—
Servicing assets	8,798	—	—	8,798
Interest-only strips	551	—	—	551
Servicing liabilities	(374)	—	—	(374)

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for the three and six months ended June 30, 2012 and June 30, 2011:

(Dollars in Thousands)	At March 31, 2012	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$9,013	$(73)	$—	$565	$—	$9,505	$—
Interest-only strips	561	(11)	8	—	—	558	(329)
Servicing liabilities	(372)	(6)	—	11	—	(367)	—

(Dollars in Thousands)	At March 31, 2011	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,664	$(166)	$—	$1,063	$—	$8,561	$—
Interest-only strips	602	(31)	12	—	—	583	(295)
Servicing liabilities	(393)	14	—	(6)	—	(385)	—

(Dollars in Thousands)	At December 31, 2011	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,798	$(53)	$—	$760	$—	$9,505	$—
Interest-only strips	551	(26)	33	—	—	558	(329)
Servicing liabilities	(374)	(17)	—	24	—	(367)	—

(Dollars in Thousands)	At December 31, 2010	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(526)	$—	$1,756	$—	$8,561	$—
Interest-only strips	615	(51)	19	—	—	583	(295)
Servicing liabilities	(393)	26	—	(18)	—	(385)	—

The following tables represent the aggregated balance of assets measured at their estimated fair values on a non-recurring basis at June 30, 2012 and December 31, 2011, and the total losses resulting from these fair value adjustments for the quarter ended June 30, 2012 and December 31, 2011:

As of June 30, 2012

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Construction	$—	$—	$6,050	$6,050	—
Commercial Real Estate	—	—	77,750	77,750	$(721)
Residential Real Estate	—	—	5,380	5,380	—
OREO — Commercial Real Estate	—	—	5,124	5,124	(138)
Impaired Loans Held-For-Sale
Commercial Real Estate	—	—	4,000	4,000	(553)
Total	$—	$—	$98,304	$98,304	$(1,412)

As of December 31, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Construction	$—	$—	$20,300	$20,300	$—
Commercial Real Estate	—	—	81,243	81,243	(883)
Residential Real Estate	—	—	2,285	2,285	(108)
OREO:
Commercial Real Estate	—	—	8,533	8,533	(503)
Residential Real Estate	—	—	860	860	(8)
Impaired Loans Held-For-Sale
Commercial Real Estate	—	—	11,083	11,083	(357)
Total	$—	$—	$124,304	$124,304	$(1,859)

Total collateral dependent impaired loans total $89.2 million at June 30, 2012 from $103.8 million at December 31, 2011.  Total losses on collateral dependent loans for the quarter ended June 30, 2012 and December 31, 2011 was $721,000 and $991,000, respectively.  Impaired losses for the quarter ended June 30, 2012 was only $721,000 compared to $7.8 million for the quarter ended December 31, 2011.  During the second quarter of 2012 realized loss or provision for OREO increased $138,000 to $187,000 at the end of the quarter.  Total provision for OREO losses for the quarter ending December 31, 2011 was $511,000.  For the quarter ended June 30, 2012, there was only one impaired loan held-for-sale with fair value of $4.0 million and losses of $553,000 for the quarter.  Impaired loans held-for-sale totaled $11.1 million at December 31, 2011, with total losses of $357,000.

There were no transfers in or out of Level 3 during 2011 or 2012 for collateral dependent loans, OREO, or impaired loans held-for-sale.

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at June 30, 2012 is presented in the table below:

June 30, 2012

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range

Servicing assets	$9,505	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 7.8% 11.1% - 13.6%
Interest-only strips	558	Discounted cash flow	Discount rate Constant prepayment rate	4.8% - 8.8% 11.1% - 13.6%
Servicing liabilities	(367)	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 10.0% 13.6% - 13.8%
Collateral dependent impaired loans	89,180	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	0.0% – 40.0%
OREO	5,124	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	0.0% – 29.5%
Impaired loans held-for-sale	4,000	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.1%

The fair value of servicing assets, servicing liabilities, and interest only strips are measured using discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. As such, increases or decrease in cash flow inputs including changes to the discount rate and constant prepayment rate will have a corresponding impact to the fair value of these assets.  The fair value of collateral dependent impaired loans, OREO, and impaired loans held-for-sale are based on appraisals or actual prices from contracts to sell.  As liquidity in the market for loans and OREO increases or decreases, the fair value of collateral dependent impaired loans, OREO, and impaired loans held-for-sale is impacted positively and negatively, respectively.

The table below is a summary of fair value estimates as of June 30, 2012 and December 31, 2011, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option pursuant to ASC 470-20.

	June 30, 2012			December 31, 2011
	Estimated Fair	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Value Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	Level 1	$147,202	$147,202	$155,245	$155,245
Federal funds sold	Level 1	60,004	60,004	170,005	170,005
Investment securities held-to-maturity	Level 2	57	62	66	70
Loans receivable, net	Level 3	1,867,472	1,871,575	1,824,690	1,826,358
Loans held-for-sale	Level 2	66,485	69,969	53,814	56,356
Federal Home Loan Bank stock, at cost	N/A	14,051	N/A	15,523	N/A
Due from customer on acceptances	Level 1	382	382	414	414

Liabilities:
Noninterest-bearing deposits	Level 2	$514,418	$514,418	$511,467	$511,467
Interest-bearing deposits	Level 2	1,665,580	1,666,820	1,690,842	1,700,253
Junior subordinated debentures	Level 2	87,321	72,217	87,321	71,772
Short-term Federal Home Loan Bank borrowings	Level 1	—	—	60,000	60,000
Acceptances outstanding	Level 1	382	382	414	414

Note 6.   Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2012			As of December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gain	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$57	$62	$5	$66	$70	$4
Total investment securities held-to-maturity	$57	$62	$5	$66	$70	$4

Available-for-Sale:
Mortgage backed securities (residential)	$22,132	$22,906	$774	$13,659	$14,475	$816
Collateralized mortgage obligations (residential)	199,294	204,276	4,982	241,635	246,881	5,246
Corporate securities	39,298	39,777	479	24,646	24,414	(232)
Municipal securities	28,987	31,405	2,418	32,411	34,294	1,883
Total investment securities available-for-sale	$289,711	298,364	$8,653	$312,351	$320,064	$7,713

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at June 30, 2012:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$57	$—	$—	$57
Total investment securities held-to-maturity	$—	$57	$—	$—	$57

Available-for-Sale:
Mortgage backed securities (residential)	$5,380	$825	$214	$16,487	$22,906
Collateralized mortgage obligations (residential)	15,662	188,614	—	—	204,276
Corporate securities	7,604	32,173	—	—	39,777
Municipal securities	396	1,815	4,159	25,035	31,405
Total investment securities available-for-sale	$29,042	$223,427	$4,373	$41,522	$298,364

The Company did not have any securities that were sold or called for gains during the second quarter of 2012.  Realized gains for the first half of 2012 totaled $3,000, which was related to an investment that was called during the first quarter of 2012.  Total gains from called securities for the three and six months ended June 30, 2011 was $3,000 and $42,000, respectively.  There were no investment securities that were sold during the first half of 2011 as well.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that have been in continuous unrealized loss positions at June 30, 2012, and December 31, 2011:

(Dollars in Thousands)

As of June 30, 2012
	Less than 12 months		12 months or longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities (residential)	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations (residential)	10,328	(79)	—	—	10,328	(79)
Corporate securities	—	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Total investment securities available-for-sale	$10,328	$(79)	$—	$—	$10,328	$(79)

(Dollars in Thousands)

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities (residential)	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations (residential)	11,513	(53)	—	—	11,513	(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)
Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

(1) The Company did not have any held-to-maturity investment securities that were in unrealized loss positions at June 30, 2012 and December 31, 2011.

Securities with fair values of approximately $267.4 million and $304.4 million were pledged to secure public deposits or for other purposes required or permitted by law at June 30, 2012 and December 31, 2011, respectively.

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

Credit declines in the fair value of held-to-maturity and available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In accordance with guidance from FASB, ASC 320-10-65-1 and ASC 958-320, “Recognition and Presentation of Other-Than-Temporary Impairments,” the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). In evaluating other-than-temporary impairments (“OTTI”), the Company utilizes a systematic methodology that includes documentation of all the factors considered.  All available evidence concerning declines in fair values below cost are identified and evaluated in a disciplined manner by management.  The steps taken by the Company in evaluating OTTI are:

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

Management determined that any individual unrealized loss as of June 30, 2012 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) collateralized mortgage obligations (“CMOs”) was attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At June 30, 2012, we have the intent and ability to hold the securities in an unrealized loss position until the fair value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. At June 30, 2012, none of our municipal and corporate securities were in an unrealized loss position. As such these investments did not represent an other-than-temporary impairment.

Note 7.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements, and as such, these loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below as of the periods indicated:

Covered and Non-Covered Loans

	(Dollars in Thousands)
	June 30, 2012	December 31, 2011	June 30, 2011
Non-covered loans:
Construction	$27,030	$61,832	$70,304
Real estate secured	1,558,274	1,490,504	1,548,559
Commercial and industrial	290,063	253,092	260,990
Consumer	13,530	15,001	15,350
Gross loans	1,888,897	1,820,429	1,895,203
Unearned Income	(4,613)	(4,433)	(4,773)
Total loans	1,884,284	1,815,996	1,890,430
Allowance for losses on loans	(80,083)	(92,640)	(101,165)
Net loans	$1,804,201	$1,723,356	$1,789,265

Covered loans:
Construction	$—	$—	$—
Real estate secured	119,985	137,144	154,020
Commercial and industrial	18,756	28,267	38,170
Consumer	65	79	96
Gross loans	138,806	165,490	192,286
Allowance for losses on loans	(9,051)	(10,342)	(9,830)
Net loans	$129,755	$155,148	$182,456

Total loans:
Construction	$27,030	$61,832	$70,304
Real estate secured	1,678,259	1,627,648	1,702,579
Commercial and industrial	308,819	281,359	299,160
Consumer	13,595	15,080	15,446
Gross loans *	2,027,703	1,985,919	2,087,489
Unearned Income	(4,612)	(4,433)	(4,773)
Total loans	2,023,091	1,981,486	2,082,716
Allowance for losses on loans	(89,134)	(102,982)	(110,995)
Net loans	$1,933,957	$1,878,504	$1,971,721

* Includes loans held-for-sale, recorded at the lower of cost or market, totaling $66.5 million, $53.8 million, and $66.4 million, at June 30, 2012, December 31, 2011, and June 30, 2011, respectively

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan pools by loan type: construction, real estate secured, commercial and industrial, and consumer.

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

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 loans at June 30, 2012 and December 31, 2011.  The unpaid principal balance, before discount, of SOP 03-3 loans at June 30, 2012 and December 31, 2011, was $4.0 million and $5.5 million, respectively.

(Dollars in Thousands)	June 30, 2012	December 31, 2011

Non SOP 03-3 loans	$137,179	$163,446
SOP 03-3 loans	1,627	2,044
Total outstanding covered loan balance	138,806	165,490
Allowance related to these loans	(9,051)	(10,342)
Carrying amount, net of allowance	$129,755	$155,148

The following table represents for the periods indicated, the current balance of SOP 03-3 acquired loans for which it was probable at the time of acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	June 30, 2012	December 31, 2011

Breakdown of SOP 03-3 Loans
Real Estate Secured Loans	$1,463	$1,838
Commercial & Industrial Loans	164	206
Total	$1,627	$2,044

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cashflows to be received at June 26, 2009. The discount on acquired loans totaled $54.9 million at the time of the acquisition. For the three and six months ended June 30, 2012, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2012	June 30, 2012

Balance at beginning of period	$5,945	$6,981
Discount accretion income recognized	(534)	(1,051)
Disposals related to charge-offs	(160)	(679)
Disposals related to loan sales	—	—
Balance at end of period	$5,251	$5,251

The following table is a breakdown of changes to the accretable portion of the discount related to the acquisition of Mirae Bank for the three and six months ended June 30, 2012:

	Three Months Ended	Six Months Ended
(Dollars in Thousands)	June 30, 2012	June 30, 2012

Balance at beginning of period	$5,402	$6,419
Discount accretion income recognized	(535)	(1,033)
Disposals related to charge-offs	(160)	(679)
Disposals related to loan sales	—	—
Balance at end of period	$4,707	$4,707

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, (credit) provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balances:
Allowance for loan losses:
Balances at beginning of period	$99,826	$114,842	$102,982	$110,953
Actual charge-offs: *
Real estate secured	2,930	12,028	5,858	52,066
Commercial and industrial	511	2,137	1,946	3,777
Consumer	1	9	2	28
Total charge-offs	3,442	14,174	7,806	55,871

Recoveries on loans previously charged off:
Construction	20	—	20	—
Real estate secured	1,400	160	2,170	269
Commercial and industrial	327	20	760	692
Consumer	3	24	8	29
Total recoveries	1,750	204	2,958	990

Net loan charge-offs	1,692	13,970	4,848	54,881

Provision for losses on loans	(9,000)	10,123	(9,000)	54,923
Balances at end of period	$89,134	$110,995	$89,134	$110,995

Allowance for loan commitments:
Balances at beginning of year	$3,423	$3,926	$3,423	$3,926
Provision for losses on loan commitments	(1,000)	177	(1,000)	177
Balance at end of period	$2,423	$4,103	$2,423	$4,103

Ratios:
Net loan charge-offs to average net loans (annualized)	0.36%	2.70%	0.52%	5.12%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	4.54%	5.49%	4.54%	5.49%
Net loan charge-offs to allowance for loan losses at end of period	1.90%	12.59%	5.44%	49.44%
Net loan charge-offs to provision for loan losses and loan commitments	-16.92%	135.63%	-48.46%	99.60%

*    Charge-off amount for the three months ended June 30, 2012 includes net charge-offs of covered loans amounting to $205,000, which represents gross covered loan charge-offs of $1.0 million less FDIC receivable portions totaling $819,000.

*    Charge-off amount for the six months ended June 30, 2012 includes net charge-offs of covered loans amounting to $443,000 which represents gross covered loan charge-offs of $2.2 million less FDIC receivable portions totaling $1.8 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percent of such loan balances for each loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2012			December 31, 2011
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$3,749	$27,030	13.87%	$4,218	$61,832	6.82%
Real estate secured	70,180	1,678,259	4.18%	79,221	1,627,648	4.87%
Commercial and industrial	15,044	308,819	4.87%	19,391	281,359	6.89%
Consumer	161	13,595	1.18%	152	15,080	1.01%
Total *	$89,134	$2,027,703	4.40%	$102,982	$1,985,919	5.19%

*    Allowance coverage of gross loans excluding loans held-for-sale at June 30, 2012 and December 31, 2011 was 4.54% and 5.33%, respectively.

Our real estate secured loans and commercial and industrial loans are further broken down as follows when measuring for impairment and historical losses:

Real Estate Secured Loans	June 30, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Residential real estate	$4,433	$140,770	3.15%	$3,453	$115,866	2.98%
SBA real estate	2,955	142,551	2.07%	2,522	117,435	2.15%
Gas station secured	3,830	100,167	3.82%	4,816	111,029	4.34%
Carwash secured	5,068	50,789	9.98%	7,003	54,651	12.81%
Hotel/motel secured	11,619	138,475	8.39%	11,768	140,822	8.36%
Land secured	1,400	14,994	9.34%	1,616	17,849	9.05%
Other secured	40,875	1,090,513	3.75%	48,043	1,069,996	4.49%
Total real estate secured	$70,180	$1,678,259	4.18%	$79,221	$1,627,648	4.87%

Commercial & Industrial Loans	June 30, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
SBA commercial	$3,332	$46,124	7.22%	$3,859	$40,770	9.47%
Other commercial	11,712	262,695	4.46%	15,532	240,589	6.46%
Total commercial & industrial	$15,044	$308,819	4.87%	$19,391	$281,359	6.89%

The allowance for loan losses is comprised of specific loss allowances for impaired loans and general loan loss allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2012, the outstanding contractual balance (principal balance) of impaired loans totaled $82.5 million, of which $42.5 million had specific reserves of $8.1 million. At December 31, 2011, the outstanding contractual balance of impaired loans totaled $81.9 million, of which $47.5 million had specific reserves of $14.1 million.  The decrease in impaired loans is attributable to the sale of impaired loans and an overall improvement in credit quality.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for each loan type, except for certain loans (automobile, mortgage and credit scored based business loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  Based on a Company defined utilization rate of exposure for unused off-balance sheet loan commitments, such as letters of credit and lines of credit, we also record a reserve for loan commitments.

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

The total allowance for loan losses at June 30, 2012 was $89.1 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2012 was 4.54%, and was 5.33% at the end of the fourth quarter of 2011.  General valuation allowance at June 30, 2012 totaled $81.0 million or 90.9% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $8.1 million or 9.1% of the total allowance. At December 31, 2011, general valuation allowance portion totaled $88.9 million or 86.3% of total allowance while specific reserve on impaired loan totaled $14.1 million or 13.7% of the total allowance for loan losses.

Impaired loan net principal balances are broken down by those with and without specific reserves are shown in the following table for June 30, 2012 and December 31, 2011:

	For Quarter Ended
(Dollars in Thousands)	June 30, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$25,817	$20,846
With Charge-Offs	16,704	26,627
Without Specific Reserves
Without Charge-Off	29,675	22,042
With Charge-Offs	10,264	12,353
Total Impaired Loans*	82,460	81,868
Allowance on Impaired Loans	(8,149)	(14,055)
Impaired Loans Net of Allowance	$74,311	$67,813

Impaired Loans Average Balance	$85,822	$82,610

*    Balances net of SBA guaranteed portions totaled $70.0 million and $70.6 million at June 30, 2012 and December 31, 2011, respectively.

Net principal balance and quarter to date average balances for impaired loans with specific reserves and those without specific reserves at June 30, 2012 and December 31, 2011 are listed in the following tables by loan type:

	June 30, 2012			December 31, 2011
		Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Construction	$8,188	$2,577	$8,188	$8,189	$2,304	$8,188
Real Estate Secured:
Residential Real Estate	1,671	390	1,673	939	114	994
SBA Real Estate	10,882	885	10,431	7,007	1,363	6,498
Gas Station Secured	3,283	489	3,360	2,520	183	2,878
Carwash Secured	4,430	332	4,586	6,393	935	6,620
Hotel/Motel Secured	—	—	—	2,471	529	2,877
Land Secured	277	97	277	281	83	281
Other Secured	6,918	803	6,969	12,565	2,472	12,642
Commercial & Industrial:
SBA Commercial	1,182	1,020	1,148	1,900	1,473	1,825
Other Commercial	5,690	1,556	5,805	5,208	4,599	5,475
Consumer	—	—	—	—	—	—
Total With Related Allowance	42,521	8,149	42,437	47,473	14,055	48,278

Without Specific Reserves
Construction	$—	$—	$—	$4,359	$—	$4,359
Real Estate Secured:
Residential Real Estate	1,923	—	1,973	563	—	563
SBA Real Estate	4,804	—	4,668	7,159	—	6,989
Gas Station Secured	4,162	—	4,167	6,052	—	6,101
Carwash Secured	2,042	—	2,042	937	—	939
Hotel/Motel Secured	4,102	—	4,767	6,099	—	6,125
Land Secured	—	—	—	—	—	—
Other Secured	21,621	—	24,376	9,183	—	9,208
Commercial & Industrial:
SBA Commercial	293	—	352	9	—	9
Other Commercial	992	—	1,040	34	—	39
Consumer	—	—	—	—	—	—
Total Without Related Allowance	39,939	—	43,385	34,395	—	34,332
Total Impaired Loans	$82,460	$8,149	$85,822	$81,868	$14,055	$82,610

*    Balances net of SBA guaranteed portions totaled $70.0 million and $70.6 million at June 30, 2012 and December 31, 2011, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at June 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	June 30, 2012
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$—	$8,139	$8,139
Real Estate Secured:
Residential Real Estate	634	240	2,282	3,156
SBA Real Estate	961	324	2,316	3,601
Gas Station Secured	—	2,290	2,001	4,291
Carwash Secured	—	—	4,041	4,041
Hotel/Motel Secured	2,070	—	—	2,070
Land Secured	—	—	—	—
Other Secured	4,278	—	12,197	16,475
Commercial & Industrial:
SBA Commercial	448	228	76	752
Other Commercial	1,363	652	608	2,623
Consumer	—	—	—	—
Total	$9,754	$3,734	$31,660	$45,148
Non-Accrual Loans Listed Above **	$597	$2,323	$30,736	$33,656

	December 31, 2011
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	1,039	1,017	976	3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station Secured	327	—	3,851	4,178
Carwash Secured	937	1,457	4,792	7,186
Hotel/Motel Secured	—	454	2,784	3,238
Land Secured	—	—	—	—
Other Secured	1,256	8,310	9,994	19,560
Commercial & Industrial:
SBA Commercial	914	196	48	1,158
Other Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—
Total	$6,902	$12,923	$25,563	$45,388
Non-Accrual Loans Listed Above **	$1,657	$2,648	$25,563	$29,868

*    Balances are net of SBA guaranteed portions totaling $18.7 million and $17.4 million at June 30, 2012 and December 31, 2011, respectively.

**  Non-accrual loans less than 30 days past due totaling $7.8 million and $13.9 million at June 30, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Non-performing loans consisting of non-accrual and loans past due 90 days or more and still accruing at June 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	June 30, 2012
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$8,139	$—	$8,139
Real Estate Secured:
Residential Real Estate	3,529	—	3,529
SBA Real Estate	2,590	—	2,590
Gas Station Secured	3,418	874	4,292
Carwash Secured	6,078	—	6,078
Hotel/Motel Secured	348	—	348
Land Secured	—	—	—
Other Secured	16,332	—	16,332
Commercial & Industrial:
SBA Commercial	162	—	162
Other Commercial	889	49	938
Consumer	—	—	—
Total	$41,485	$923	$42,408

	December 31, 2011
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	1,488	—	1,488
SBA Real Estate	2,413	—	2,413
Gas Station Secured	3,851	—	3,851
Carwash Secured	6,250	—	6,250
Hotel/Motel Secured	3,610	—	3,610
Land Secured	—	—	—
Other Secured	11,476	—	11,476
Commercial & Industrial:
SBA Commercial	174	—	174
Other Commercial	2,022	—	2,022
Consumer	—	—	—
Total	$43,832	$—	$43,832

*            Balances are net of SBA guaranteed portions totaling $20.1 million and $18.2 million at June 30, 2012 and December 31, 2011, respectively.

Loans with classification of special mention, substandard, and doubtful at June 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	June 30, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$12,498	$—	$12,498
Real Estate Secured:
Residential Real Estate	394	2,305	1,582	4,281
SBA Real Estate	3,929	6,194	1,760	11,883
Gas Station Secured	4,770	12,127	1,128	18,025
Carwash Secured	5,196	13,256	1,062	19,514
Hotel/Motel Secured	24,598	18,077	—	42,675
Land Secured	3,302	960	—	4,262
Other Secured	33,638	93,268	2,608	129,514
Commercial & Industrial:
SBA Commercial	972	2,931	—	3,903
Other Commercial	7,546	16,673	581	24,800
Consumer	—	1	—	1
Total	$84,345	$178,290	$8,721	$271,356

	December 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station Secured	675	17,795	2,520	20,990
Carwash Secured	10,075	14,400	1,115	25,590
Hotel/Motel Secured	20,919	12,175	2,784	35,878
Land Secured	3,861	281	—	4,142
Other Secured	86,699	75,973	7,855	170,527
Commercial & Industrial:
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3
Total	$136,873	$159,045	$16,348	$312,266

*            Balances are net of SBA guaranteed portions totaling $17.0 million and $13.1 million at June 30, 2012 and December 31, 2011, respectively.

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the three months ended June 30, 2012 and June 30, 2011:

June 30, 2012

		Real Estate Secured							Commercial & Industrial
		Residential	SBA Real						SBA	Commercial	Consumer/
(Dollars In Thousands)	Construction	Real Estate	Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	Commercial	& Industrial	Other	Total
Balance at Beginning of Period	$4,230	$3,007	$2,711	$4,451	$6,804	$12,040	$1,366	$44,609	$4,006	$16,436	$166	$99,826
Total Charge-Offs	—	—	377	105	314	61	—	2,073	240	271	1	3,442
Total Recoveries	20	1	—	6	803	575	—	15	126	201	3	1,750
Provision For Loan Losses	(501)	1,425	621	(522)	(2,225)	(935)	34	(1,676)	(560)	(4,654)	(7)	(9,000)
Balance at End of Period	$3,749	$4,433	$2,955	$3,830	$5,068	$11,619	$1,400	$40,875	$3,332	$11,712	$161	$89,134

June 30, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$8,716	$2,571	$1,690	$3,306	$4,626	$14,044	$2,634	$50,667	$5,161	$21,224	$203	$114,842
Total Charge-Offs	3,000	949	503	2,899	633	1,586	243	2,215	709	1,428	9	14,174
Total Recoveries	—	1	162	—	—	—	—	(3)	40	(20)	24	204
Provision For Loan Losses	402	668	352	4,839	1,694	(248)	28	2,494	99	(294)	89	10,123
Balance at End of Period	$6,118	$2,291	$1,701	$5,246	$5,687	$12,210	$2,419	$50,943	$4,591	$19,482	$307	$110,995

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the six months ended June 30, 2012 and June 30, 2011:

June 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Total Charge-Offs	—	85	1,061	105	714	61	—	3,832	584	1,362	2	7,806
Total Recoveries	20	26	68	221	803	575	—	477	151	609	8	2,958
Provision For Loan Losses	(489)	1,039	1,426	(1,102)	(2,024)	(663)	(216)	(3,813)	(94)	(3,067)	3	(9,000)
Balance at End of Period	$3,749	$4,433	$2,955	$3,830	$5,068	$11,619	$1,400	$40,875	$3,332	$11,712	$161	$89,134

June 30, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$7,262	$2,616	$1,931	$3,932	$6,219	$19,083	$2,638	$39,790	$5,350	$21,951	$181	$110,953
Total Charge-Offs	3,805	1,346	503	3,883	5,838	20,882	2,734	13,076	1,012	2,750	42	55,871
Total Recoveries	—	1	162	—	—	1	107	(3)	62	630	30	990
Provision For Loan Losses	2,661	1,020	111	5,197	5,306	14,008	2,408	24,232	191	(349)	138	54,923
Balance at End of Period	$6,118	$2,291	$1,701	$5,246	$5,687	$12,210	$2,419	$50,943	$4,591	$19,482	$307	$110,995

The tables below represent the breakdown of the allowance for loan losses and gross loan balances by specific valuation and general valuation allowance at June 30, 2012 and December 31, 2011:

June 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$8,188	$3,594	$15,686	$7,445	$6,472	$4,102	$277	$28,539	$1,475	$6,682	$—	$82,460
Specific Valuation Allowance	$2,577	$390	$885	$489	$332	$—	$97	$803	$1,020	$1,556	$—	$8,149
Loss Coverage Ratio	31.47%	10.85%	5.64%	6.57%	5.13%	0.00%	35.02%	2.81%	69.15%	23.29%	0.00%	9.88%

Non-Impaired Loans	$18,842	$137,176	$126,865	$92,722	$44,317	$134,373	$14,717	$1,061,974	$44,649	$256,013	$13,595	$1,945,243
General Valuation Allowance	$1,172	$4,043	$2,070	$3,341	$4,736	$11,619	$1,303	$40,072	$2,312	$10,156	$161	$80,985
Loss Coverage Ratio	6.22%	2.95%	1.63%	3.60%	10.69%	8.65%	8.85%	3.77%	5.18%	3.97%	1.18%	4.16%

Gross Loans	$27,030	$140,770	$142,551	$100,167	$50,789	$138,475	$14,994	$1,090,513	$46,124	$262,695	$13,595	$2,027,703
Allowance For Loan Losses	$3,749	$4,433	$2,955	$3,830	$5,068	$11,619	$1,400	$40,875	$3,332	$11,712	$161	$89,134
Loss Coverage Ratio	13.87%	3.15%	2.07%	3.82%	9.98%	8.39%	9.34%	3.75%	7.22%	4.46%	1.18%	4.40%

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$12,548	$1,502	$14,166	$8,572	$7,330	$8,570	$281	$21,748	$1,909	$5,242	$—	$81,868
Specific Valuation Allowance	$2,304	$114	$1,363	$183	$935	$529	$83	$2,472	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	18.36%	7.59%	9.62%	2.13%	12.76%	6.17%	29.54%	11.37%	77.16%	87.73%	0.00%	17.17%

Non-Impaired Loans	$49,284	$114,364	$103,269	$102,457	$47,321	$132,252	$17,568	$1,048,248	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$1,914	$3,339	$1,159	$4,633	$6,068	$11,239	$1,533	$45,571	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	3.88%	2.92%	1.12%	4.52%	12.82%	8.50%	8.73%	4.35%	6.14%	4.65%	1.01%	4.67%

Gross Loans	$61,832	$115,866	$117,435	$111,029	$54,651	$140,822	$17,849	$1,069,996	$40,770	$240,589	$15,080	$1,985,919
Allowance For Loan Losses	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	6.82%	2.98%	2.15%	4.34%	12.81%	8.36%	9.05%	4.49%	9.47%	6.46%	1.01%	5.19%

At June 30, 2012 and December 31, 2011, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.6 million and $2.0 million, respectively.  The total allowance for these loans totaled $100,000 and $0 for June 30, 2012 and December 31, 2011, respectively.  The loan and allowance balances are included in the allowance roll-forward tables above, specifically in the impaired loan and specific valuation allowance balances.  The following is a breakdown of loan balance and associated allowance for loan losses allocation for loans acquired with deteriorated credit quality at June 30, 2012 and December 31, 2011:

June 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$886	$—	$—	$—	$—	$577	$139	$25	$—	$1,627
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$100	$—	$—	$—	$100

December  31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$901	$—	$—	$—	$—	$937	$141	$65	$—	$2,044
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At June 30, 2012, the balance of non-accrual TDR loans totaled $6.1 million, and TDRs performing in accordance with their modified terms totaled $21.6 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

The following tables represent the total balance of TDR loans by types of concessions made and loan type at June 30, 2012 and December 31, 2011:

(Dollars In Thousands,	June 30, 2012
Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	14,104	1,835	4,780	20,719
Commercial & Industrial	2,975	1,065	2,943	6,983
Consumer	—	—	—	—
Total TDR Loans	$17,079	$2,900	$7,723	$27,702

(Dollars In Thousands,	December 31, 2011
Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	11,666	846	5,325	17,837
Commercial & Industrial	3,466	1,080	—	4,546
Consumer	—	—	—	—
Total TDR Loans	$15,132	$1,926	$5,325	$22,383

* SBA guaranteed portions totaled $4.7 million and $5.0 million at June 30, 2012 and December 31, 2011, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended June 30, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2012	December 31, 2011

Balance at Beginning of Period	$27,941	$21,028
New TDR Loans Added	8,745	2,942
Reductions Due to Sales	(6,387)	—
TDR Loans Paid Off	(1,222)	—
Reductions Due to Charge-Offs	(283)	(1,434)
Other Changes (Payments, Amortization, & Adjustment)	(1,092)	(153)
Balance at End of Period	$27,702	$22,383

The following table represents the roll-forward of TDR loans with addition and reductions for the six months ended June 30, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2012

Balance at Beginning of Period	$22,383
New TDR Loans Added	13,394
Reductions Due to Sales	(6,387)
TDR Loans Paid Off	(1,222)
Reductions Due to Charge-Offs	(530)
Other Changes (Payments, Amortization, & Adjustment)	64
Balance at End of Period	$27,702

The following tables summarizes the pre-modification and post-modification balances and types of concession given for newly modified TDR loans for the quarters ended June 30, 2012 and June 30, 2011:

	June 30, 2012
(Dollars in Thousands)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$6,691	$1,026	$832	$8,549
Commercial & Industrial	144	97	—	241
Total TDR Loans	$6,835	$1,123	$832	$8,790

Post-Modification Balance:
Real Estate Secured	$6,659	$1,025	$829	$8,513
Commercial & Industrial	137	95	—	232
Total TDR Loans	$6,796	$1,120	$829	$8,745

Number of Loans:
Real Estate Secured	5	3	1	9
Commercial & Industrial	4	2	—	6
Total TDR Loans	9	5	1	15

	June 30, 2011
(Dollars in Thousands)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$3,662	$303	$—	$3,965
Commercial & Industrial	178	39	—	217
Total TDR Loans	$3,840	$342	$—	$4,182

Post-Modification Balance:
Real Estate Secured	$3,674	$303	$—	$3,977
Commercial & Industrial	167	34	—	201
Total TDR Loans	$3,841	$337	$—	$4,178

Number of Loans:
Real Estate Secured	2	2	—	4
Commercial & Industrial	15	3	—	18
Total TDR Loans	17	5	—	22

* Balances are net of SBA guaranteed portions

At June 30, 2012 and December 31, 2011, all our TDR loans were modified through payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original term of the loans.

Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the past 12 months that had a payment defaults during the three months ended June 30, 2012 and June 30, 2011. As indicated below, we had no TDR payments defaults for the three months ended June 30, 2011.  We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed non-accrual, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended June 30, 2012
Guaranteed Portions)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$5,370	$—	$—	$5,370
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$5,370	$—	$—	$5,370

Post-Modification Balance:
Real Estate Secured	$5,336	$—	$—	$5,336
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$5,336	$—	$—	$5,336

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	3	—	—	3

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Three Months Ended June 30, 2011
Guaranteed Portions)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$—	$—	$—

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$—	$—	$—

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	—	—	—	—

* Balances are net of SBA guaranteed portions

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the six months ended June 30, 2012 and June 30, 2011 by type of concessions made:

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Six Months Ended June 30, 2012
Guaranteed Portions)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$5,370	$—	$—	$5,370
Commercial & Industrial	37	—	—	37
Total TDRs Defaulted	$5,470	$—	$—	$5,470

Post-Modification Balance:
Real Estate Secured	$5,336	$—	$—	$5,336
Commercial & Industrial	37	—	—	37
Total TDRs Defaulted	$5,373	$—	$—	$5,373

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	4	—	—	4

(Dollars in Thousands, Net of SBA	TDRs With Payment Defaults During the Six Months Ended June 30, 2011
Guaranteed Portions)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$259	$—	$—	$259
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$259	$—	$—	$259

Post-Modification Balance:
Real Estate Secured	$79	$—	$—	$79
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$—	$—	$79

Number of Loans:
Real Estate Secured	1	—	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	1	—	—	1

* Balances are net of SBA guaranteed portions

Note 8.   Shareholders’ Equity

Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands, Except per Share Data)	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders	$22,111	$2,113	$40,027	$(49,993)
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,285,870	50,151,459	71,284,194	39,870,987
Effect of dilutive securities:
Stock option dilution	99,754	14,511	59,956	—
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	71,385,624	50,165,970	71,344,150	39,870,987
Basic earnings (loss) per share	$0.31	$0.04	$0.56	$(1.25)
Diluted earnings (loss) per share	$0.31	$0.04	$0.56	$(1.25)

During the second quarter of 2011, the Company raised equity of approximately $108.7 million, net of fees and costs, through a public offering of its common stock.  As a result of the public offering, approximately 41.8 million additional shares of common stock were issued during the second quarter of 2011.

In the first quarter of 2012, the Board of Directors for the Company approved the modification of stock options awards for the following directors; Steven Koh, Harry Siafaris, Kyu Hyun Kim, Richard Lim, Young Hi Park, Lawrence Jeon, and Donald Byun. The stock option awards were previously issued to the Directors under the 2008 Stock Incentive Plan (the “2008 Plan”) which provides for a reserve of 2,933,200 shares of the Company’s common stock, no par value per share, to be issued to the terms of the 2008 Plan. A total of 430,000 shares were modified as of January 30, 2012. The exercise price of the modified shares was set at $3.50 per share based on the market closing price of the Company’s shares of common stock on January 30, 2012. The vesting period for the modified stock option grants began on January 30, 2012, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments.  The modified stock option awards expire 10 years from the date of the modification, or on January 30, 2022. The Company expects to incur approximately $346,000 in compensation expenses related to the modification in 2012.

During the second quarter of 2012, the Board of Directors approved stock option awards to employees under the 2008 Plan.  A total of 609,225 shares were granted to various employees at an exercise price of $5.29 per share, based on the closing price of the Company’s shares on June 27, 2012.  The vesting period for the stock option awards began on June 27, 2012 at which time 25% was immediately vested with the remainder to be vested in 25% annual increments for three years.  The stock options expire 5 years from the date of the award on June 27, 2017.  Total stock compensation expenses related to these awards was $1.1 million of which $271,000 was expensed during the second quarter of 2012.

The Company modified stock options previously awarded to Directors and awarded certain employees new stock options during the first half of 2012 as an incentive to help retain current Directors and qualified employees.  The Director’s stock option awards were modified as the exercise price of the previous awards was more than double the trading price of the Company’s stock at the time of the modification.  The modification of the Director’s awards also acts as an incentive to Directors to be more proactive in the operations of the Company. The employee stock option award allows employees to share in the Company’s future profitability in the event the stock price increases and help align employee interest with that of the Company’s shareholders.

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

The following are the results of operations of the Company’s segments for the three and six months ended June 30, 2012, and June 30, 2011, indicated below:

(Dollars in Thousands)	Three Months Ended June 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$21,275	$473	$2,496	$24,244
(Credit) provision for loan losses and loan commitments	(12,983)	2,171	812	(10,000)
Non-interest income	5,471	151	2,892	8,514
Non-interest expense	18,090	416	1,862	20,368
Income (loss) before income taxes	$21,639	$(1,963)	$2,714	$22,390
Total assets	$2,376,724	$24,747	$189,928	$2,591,399

(Dollars in Thousands)	Three Months Ended June 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,985	$1,102	$3,248	$27,335
Provision for loan losses and loan commitments	10,300	—	—	10,300
Non-interest income	(4,135)	402	5,461	1,728
Non-interest expense	13,760	613	2,241	16,614
(Loss) Income before income taxes	$(5,210)	$891	$6,468	$2,149
Total assets	$2,494,792	$33,407	$153,053	$2,681,252

(Dollars in Thousands)	Six Months Ended June 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$42,779	$1,186	$4,718	$48,683
(Credit) provision for loan losses and loan commitments	(12,983)	2,171	812	(10,000)
Non-interest income	9,589	301	5,011	14,901
Non-interest expense	30,697	892	3,508	35,097
Income (loss) before income taxes	$34,654	$(1,576)	$5,409	$38,487
Total assets	$2,376,724	$24,747	$189,928	$2,591,399

(Dollars in Thousands)	Six Months Ended June 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$49,837	$1,294	$5,500	$56,631
Provision for loan losses and loan commitments	53,753	641	706	55,100
Non-interest income	203	486	9,702	10,391
Non-interest expense	29,575	725	3,779	34,079
(Loss) income before income taxes	$(33,288)	$414	$10,717	$(22,157)
Total assets	$2,494,792	$33,407	$153,053	$2,681,252

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

Commitments at June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in Thousands)	June 30, 2012	December 31, 2011
Commitments to extend credit	$273,041	$227,533
Standby letters of credit	16,106	15,944
Commercial letters of credit	10,315	9,618
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	11,687	15,564
Operating lease commitments	16,655	17,165

The Securities and Exchange Commission has informally inquired as to information regarding the internal investigation of the activities of a former employee and the adjustment to the Company’s allowance for loan losses and provision for loan losses in the first half of 2011.  As of June 30, 2012, the Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $12,000 at June 30, 2012 compared to $500,000 total loss contingencies at June 30, 2011.  There were no loss contingencies for legal claims at December 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 11. Income Tax Provision

For the second quarter of 2012, we had an income tax expense of $215,000 on a pretax income of $22.4 million, representing an effective tax rate of 1.0%, compared with an income tax benefit of $877,000 on pretax net income of $2.1 million, representing an effective tax rate of -40.8% for the second quarter of 2011.

For the first half of 2012, we recorded income tax benefit of $139,000 on a pretax income of $38.5 million, representing an effective tax rate of -0.4%, compared with an income tax expense of $26.0 million on pretax net loss of $22.2 million, representing an effective tax rate of -117.4% for the same period in 2011.

The Company had unrecognized tax benefits of $644,000 at June 30, 2012 and $835,000 at December 31, 2011 that relate primarily to uncertainties associated with state income tax matters. The amount of unrecognized tax benefits decreased during the first quarter of 2012 due to the settlement of a prior years’ state tax examination. We anticipate an increase in the unrecognized tax benefits during the next twelve months of approximately $168,000 related to the California enterprise zone net interest deduction. The Company recognizes interest and penalties related to income tax matters in income tax expense. During the six months ended June 30, 2012, the Company recognized approximately $12,000 in interest associated with unrecognized tax benefits. The Company had accrued interest associated with unrecognized tax benefits of approximately $36,000 and $85,000, at June 30, 2012 and December 31, 2011, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and has been using the actual effective tax rate to determine its interim income tax provisions. The Company believes it can now reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. At June 30, 2012, the Company concluded that a $21.9 million tax valuation allowance was necessary compared with a tax valuation allowance of $33.4 million at March 31, 2012 and $36.2 million at December 31, 2011.

When taxable income varies from book income in a given quarter, valuation allowance modifications may be required that could result in a reduction or increase to the corresponding income tax expense. To the extent the Company generates taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance will ultimately reverse through income tax expense when the Company can demonstrate a sustainable return to profitability that would lead management to conclude that it is more-likely-than-not that the deferred tax asset will be realized.

Note 12. Recent Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, “Amendments to Topic 220, Comprehensive Income.” ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and now presents non-owner changes in stockholders’ equity in a separate but consecutive statement of comprehensive income (loss).

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and six months ended June 30, 2012 and June 30, 2011, financial condition as of  June 30, 2012 and December 31, 2011, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                The holders of debentures have rights that are senior to those of our common shareholders.

•                  Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted Mirae Bank acquisition may be non-recurring or finite in duration.

•                  Our decisions regarding the fair value of assets acquired, including FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

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

•                  Shares preferred stock issued in the future could have dilutive and other effects.

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

•                  We are subject to various regulatory requirements and certain supervisory actions by bank regulatory authorities. On June 29, 2011, the Company entered into an MOU with the Federal Reserve Bank of San Francisco.  The MOU could have a material adverse effect on our business, financial condition, and the market price of our Common Stock.  Lack of compliance could result in additional actions by the appropriate regulators.

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

•                  We may be subject to more stringent capital requirements

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

Selected Financial Data

The following table presents selected historical financial information for the three and six months ended June 30, 2012 and June 30, 2011 and the period end balances at June 30, 2012, December 31, 2011, and June 30, 2011. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data) (unaudited)	2012	2011	2012	2011
Net income (loss) available to common shareholders	$22,111	$2,113	$40,027	$(49,993)
Net income (loss) per common share, basic	0.31	0.04	0.56	(1.25)
Net income (loss) per common share, diluted	0.31	0.04	0.56	(1.25)
Net interest income before provision for loan losses and loan commitments	24,244	27,335	48,683	56,631

Average balances:
Assets	2,570,530	2,750,894	2,606,256	2,835,932
Cash and cash equivalents	254,249	151,045	286,385	140,157
Investment securities	291,258	333,044	299,872	333,865
Net loans	1,877,716	2,072,244	1,866,513	2,144,759
Total deposits	2,169,831	2,198,081	2,174,491	2,256,084
Shareholders’ equity	276,021	218,551	295,500	225,050
Performance Ratios:
Annualized return on average assets	3.45%	0.44%	2.96%	-3.40%
Annualized return on average equity	32.14%	5.54%	26.14%	-42.81%
Net interest margin	4.13%	4.42%	4.10%	4.44%
Efficiency ratio	62.18%	57.17%	55.20%	50.85%
Capital Ratios:
Tier 1 capital to adjusted total assets	13.62%	12.88%	13.62%	12.88%
Tier 1 capital to risk-weighted assets	18.11%	17.70%	18.11%	17.70%
Total capital to risk-weighted assets	19.41%	19.10%	19.41%	19.10%

	June 30, 2012	December 31, 2011	June 30, 2011
Period end balances as of:
Total assets	$2,591,399	$2,696,854	$2,681,252
Investment securities	298,421	320,130	307,383
Net loans	1,933,957	1,878,504	1,971,721
Total deposits	2,179,998	2,202,309	2,153,872
Junior subordinated debentures	87,321	87,321	87,321
FHLB advances	—	60,000	110,000
Total common equity	289,056	248,582	229,448

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	0.36%	0.82%	2.70%
Non-performing loans to total loans	2.10%	2.21%	3.74%
Non-performing assets to total loans and other real estate owned	2.31%	2.32%	4.13%
Allowance for loan losses to gross loans (excluding loans held-for-sale)	4.54%	5.33%	5.49%
Allowance for loan losses to non-performing loans	210.18%	234.95%	142.41%

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

Our significant accounting policies are described in greater detail in our 2011 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies for the quarter ended June 30, 2012.

Regulatory Matters

On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in the Bank’s regulatory examination by the FDIC and the California DFI on January 10, 2011.  An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available, and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order. On May 18, 2012, the MOU between the Bank and the FDIC and California DFI was terminated.

The Company also entered into an MOU with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) on June 29, 2011.  Under the terms of the MOU, the Company is required to take the certain actions within specified time frames.  The most significant provisions of the MOU require the Company to obtain approval from the Reserve Bank before taking certain specified actions related to dividends, trust preferred securities, stock repurchases, and changes related to senior management and the Board of Directors.

The MOU with the FRB will remain in effect until modified or terminated by the FRB. The Board of Directors and management of the Company have taken various actions to comply with the MOU, and will diligently endeavor to take all actions necessary for compliance.  Management believes that the Company is currently in substantial compliance with the terms of the MOU, although formal determinations of compliance with the MOU can only be made by the regulatory agencies.

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

Net interest income before credit for losses on loans and loan commitments declined by $3.1 million, or 11.3%, to $24.2 million for the second quarter of 2012, compared to net interest income before provision for losses on loans and loan commitments of $27.3 million for the second quarter of 2011. Net interest income before credit for losses on loans and loan commitments for the six months ended June 30, 2012 was $48.7 million, a decline of $8.0 million, from net interest income before provision for losses on loans and loan commitments of $56.6 million for the six months ended June 30, 2011.  The decrease in net interest income from 2011 to 2012 was primarily attributable to the reduction in total loans and a decline in loan yields as new loans were originated at lower yields than loans existing in the portfolio. Net interest margin of 4.13%, for the second quarter of 2012, was 29 basis points lower than net interest margin of 4.42% for the previous year’s same quarter.  Net interest margin for the first half of 2012 was 4.10%, a decline of 34 basis points from 4.44% net interest margin for the first half of 2011.

Interest income decreased by $4.2 million, or 12.7%, to $28.8 million for second quarter of 2012, compared to $33.0 million for the second quarter of 2011.  Interest income for the first half of 2012 also declined by $10.6 million, to $58.0 million, from $68.6 million for the first half of 2011. The decrease in interest income was also primarily due to a decrease in loans and a decline in loan yields.  Average net loan balances decreased by $194.5 million, to $1.9 billion for the second quarter of 2012, compared to $2.1 billion for the second quarter of 2011.  Average net loan balances for the six months ended June 30, 2012 was $1.9 billion, a decline from $2.1 billion for the six months ended June 30, 2011. The decrease in average net loans was a result of management’s strategy to sell problems loans through the second half 2011, in addition to an increase in loans that were paid off during the second half of 2011 and the first half of 2012.

Yield on average net loans decreased to 5.71% for second quarter of 2012, down from 5.94% for the second quarter of 2011. On a six months ended basis, yield on average net loans was 5.99% and 5.78% as of June 30, 2011 and 2012, respectively. The decrease in loan yields was a result of new loans originated at lower yields due to the overall decline in loan interest rates and stiff competition during the second half of 2011 and first half of 2012.  Yield on total investment securities and other earning assets decreased from 2.32% and 2.35%, for the three and six months ended June 30, 2011, respectively, to 1.79% and 1.72% for the three and six months ended June 30, 2012, respectively.  The decline was due to the reinvestment of sold securities at lower yields and an increase in lower yielding fed funds sold.

Interest expense decreased $1.1 million, or 19.7%, to $4.5 million for the second quarter of 2012 compared to $5.7 million for the second quarter of 2011. Interest expense for the first half of 2012 was $9.4 million, a decline of $2.6 million from $12.0 million interest expense for the first half of 2011. The average balance of our interest bearing liabilities decreased $252.4 million to $1.8 billion for the second quarter of 2012, compared to $2.0 billion for the second quarter of 2011, and decreased from $2.1 billion for the first half of 2011, to $1.8 billion for the first half of 2012. The decrease is attributable to the Company’s strategy of lowering overall cost of funds by allowing higher cost deposits to run off (i.e., not renew) when they mature.  Total cost of interest bearing liabilities decreased from 1.12% and 1.14% for the three and six months ended June 30, 2011, respectively, to 1.03% and 1.05% for the three and six months ended June 30, 2012, respectively.  The decline in cost of funds resulted from an improved deposits mix, reduced interest rates on deposits, and the reduction of higher costing time and money market deposits throughout the first half 2012.

The following table sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,877,716	$26,808	5.71%	$2,072,244	$30,767	5.94%
Securities of government sponsored enterprises	229,046	998	1.74%	297,615	1,785	2.40%
Other investment securities (2)	62,212	562	4.93%	35,429	371	6.76%
Federal funds sold	196,243	423	0.86%	91,475	74	0.32%
Total interest-earning assets	2,365,217	28,791	4.90%	2,496,763	32,997	5.32%
Total non-interest-earning assets	205,313			254,131
Total assets	$2,570,530			$2,750,894

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$612,223	$1,267	0.83%	$600,686	$1,404	0.93%
NOW deposits	25,747	22	0.34%	22,724	20	0.35%
Savings deposits	102,348	633	2.47%	86,382	609	2.82%
Time deposits of $100,000 or more	616,612	1,293	0.84%	654,647	1,587	0.97%
Other time deposits	318,400	800	1.01%	374,346	1,043	1.11%
FHLB borrowings	—	—	0.00%	188,967	505	1.07%
Junior subordinated debenture	87,321	532	2.44%	87,321	494	2.26%
Total interest-bearing liabilities	1,762,651	$4,547	1.03%	2,015,073	$5,662	1.12%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	494,501			459,296
Other liabilities	37,357			57,974
Total non-interest-bearing liabilities	531,858			517,270

Shareholders’ equity	276,021			218,551
Total liabilities and shareholders’ equity	$2,570,530			$2,750,894

Net interest income		$24,244			$27,335
Net interest spread (3)			3.87%			4.20%
Net interest margin (4)			4.13%			4.42%

(1) Net loan fees are included in the calculation of interest income. Net loan fees included in interest income were approximately $394,000 and $705,000 for the quarters ended June 30, 2012 and 2011, respectively.  Net loans balances are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for three months ended June 30, 2012 and 2011 were 3.61% and 4.19%, respectively.

(3) Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,866,513	$53,929	5.78%	$2,144,759	$64,229	5.99%
Securities of government sponsored enterprises	239,038	1,978	1.65%	297,854	3,379	2.27%
Other investment securities (2)	60,834	1,107	5.04%	36,011	760	6.81%
Federal funds sold	227,399	1,023	0.90%	80,214	253	0.63%
Total interest-earning assets	2,393,784	58,037	4.88%	2,558,838	68,621	5.40%
Total non-interest-earning assets	212,472			277,094
Total assets	$2,606,256			$2,835,932

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$597,967	$2,490	0.83%	$622,347	$2,811	0.90%
NOW deposits	24,981	41	0.33%	23,725	43	0.36%
Savings deposits	101,656	1,308	2.57%	85,838	1,207	2.81%
Time deposits of $100,000 or more	631,387	2,740	0.87%	665,088	3,277	0.99%
Other time deposits	329,683	1,690	1.03%	398,892	2,435	1.22%
FHLB borrowings	10,566	6	0.11%	219,794	1,234	1.12%
Junior subordinated debenture	87,321	1,079	2.47%	87,321	983	2.25%
Total interest-bearing liabilities	1,783,561	$9,354	1.05%	2,103,005	$11,990	1.14%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	488,817			460,194
Other liabilities	38,378			47,683
Total non-interest-bearing liabilities	527,195			507,877

Shareholders’ equity	295,500			225,050
Total liabilities and shareholders’ equity	$2,606,256			$2,835,932

Net interest income		$48,683			$56,631
Net interest spread (3)			3.84%			4.24%
Net interest margin (4)			4.10%			4.44%

(1) Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.1 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for six months ended June 30, 2012 and 2011 were 3.64% and 4.22%, respectively.

(3) Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes, in interest earned and paid, for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume), or changes in average daily interest rates (rate). All yields/rates were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30, 2012 vs. 2011 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2012 vs. 2011 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$(2,809)	$(1,150)	$(3,959)	$(8,102)	$(2,198)	$(10,300)
Securities of government sponsored enterprises	(360)	(427)	(787)	(591)	(810)	(1,401)
Other Investment securities	248	(57)	191	464	(117)	347
Federal funds sold	142	207	349	625	145	770
Total interest income	(2,779)	(1,427)	(4,206)	(7,604)	(2,980)	(10,584)

Interest expense:
Money market deposits	27	(164)	(137)	(107)	(214)	(321)
Super NOW deposits	3	(1)	2	2	(4)	(2)
Savings deposits	104	(80)	24	209	(108)	101
Time deposit of $100,000 or more	(88)	(206)	(294)	(160)	(377)	(537)
Other time deposits	(147)	(96)	(243)	(387)	(358)	(745)
FHLB advances and other borrowings	(252)	(253)	(505)	(632)	(596)	(1,228)
Junior subordinated debenture	—	38	38	—	96	96
Total interest expense	(353)	(762)	(1,115)	(1,075)	(1,561)	(2,636)
Change in net interest income	$(2,426)	$(665)	$(3,091)	$(6,529)	$(1,419)	$(7,948)

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit.  The charges made for our outstanding loan portfolio are recorded to allowance for loan losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and are presented as a component of other liabilities.

For the 12 months ended June 30, 2012, overall credit quality has continued to improve and net charge-offs have fallen to less than $4.0 million for the past three quarters.  Non-accrual loans declined by 46.8%, delinquencies declined by 65.1%, and net charge-offs were reduced by 87.9% from the June 30, 2011 to June 30, 2012.  All other credit metrics have also experienced improvements as the quality of the loan portfolio has improved. Although we experienced an overall improvement in credit quality in the loan portfolio, the allowance for loan losses coverage ratio of our loan portfolio remained high at over 5% for the past year. Therefore, during the second quarter of 2012 we recorded a negative provision for loan losses and loan commitments of $10.0 million.  Provision for loan losses for the six months ended June 30, 2012 was also negative $10.0 million as we did not record any provision during the first quarter of 2012.  During the second quarter and first half of 2011, provision for loan losses and loan commitments totaled $10.3 million and $55.1 million, respectively.  The reversal of $10.0 million in provision for losses on loans and loan commitments for the second quarter of 2012 consists of $9.0 million reversal related to our allowance for loan losses and $1.0 million reversed from reserves for our off-balance sheet commitments.

Non-interest Income

Total non-interest income increased to $8.5 million for the second quarter of 2012, compared with $1.7 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.3% for the second quarter of 2012, up from 0.1% of average assets for the second quarter of 2011. Total non-interest income for the six months ended June 30, 2012 was $14.9 million, compared to $10.4 million for the six months ended June 30, 2011.  Non-interest income as a percentage of average assets for the first half of 2012 was 0.6%, up from 0.4% for the first half of 2011.

The increase in non-interest income was primarily due to the increase in the gain on sale of loans and a decline in valuations of loans held-for-sale.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Gain (loss) on sale of loans, net	$3,254	38.3%	$(1,282)	-74.2%
Valuation of loans held-for-sale	—	0.0%	(2,324)	-134.5%
Service charges on deposit accounts	3,238	38.0%	3,149	182.2%
Loan-related servicing fees	1,179	13.8%	1,189	68.8%
Gain on sale or call of securities	—	0.0%	6	0.4%
Other income	843	9.9%	990	57.3%
Total non-interest income	$8,514	100.0%	$1,728	100.0%
Average assets	$2,570,530		$2,750,894
Non-interest income as a % of average assets		0.3%		0.1%

	For the Six Months Ended June 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$4,702	31.6%	$2,310	22.2%
Valuation of loans held-for-sale	(690)	-4.6%	(2,324)	-22.4%
Service charges on deposit accounts	6,464	43.4%	6,229	60.0%
Loan-related servicing fees	2,538	17.0%	2,027	19.5%
Gain on sale or call of securities	3	0.0%	42	0.4%
Other income	1,884	12.6%	2,107	20.3%
Total non-interest income	$14,901	100.0%	$10,391	100.0%
Average assets	$2,606,256		$2,835,932
Non-interest income as a % of average assets		0.6%		0.4%

Our largest source of non-interest income for the three months ended June 30, 2012 was net gain on sale of loans, which totaled $3.3 million, or 38.3% of total non-interest income, compared to a net loss on sale of loans totaling $1.3 million, or -74.2% of non-interest income for the same period of the previous year.  Gain on sale of loans for the first half of 2012 totaled $4.7 million, or 31.6% of total non-interest income, an increase from $2.3 million, or 22.2% for the first half of 2011.  The net gain on sale of loans for the second quarter of 2012 consists of $2.5 million in gains from the sale of SBA loans, $684,000 in net gains from CRE loan sales, and $129,000 in gains from the sale of mortgage loans.  Gain on sale of loans for the first half of 2012 was made up of $3.5 million in SBA gains, $1.0 million in net CRE gains, and $190,000 in gain from mortgage loan sales.

Valuation of loans held-for-sale is recorded on loans previously categorized as held-for-sale that were not sold and experienced a decline in value. If the value of a held-for-sale loan, or underlying property, has declined based on quoted prices or appraisals, a valuation is recorded to reflect the decline.  Although were no valuations of loans held-for-sale for the second quarter of 2012, valuations on held-for-sale loans totaled $690,000 for the first six months of 2012 and represented -4.6% of total non-interest income. Valuation of loans held-for-sale totaled $2.3 million for both the three months and six months ended June 30, 2011.  The decline in valuations on held-for-sale loans from periods in 2011 to 2012 was a result of a reduction in loan sales and loans held-for-sale during the first half of 2012.

Our second largest source of non-interest income for the second quarter of 2012 was service charges on deposit accounts, which represented 38.0% of our total non-interest income for the three months ended June 30, 2012, and 43.4% of non-interest income for the six months ended June 30, 2012. Service charge income increased to $3.2 million for the second quarter of 2012, compared with $3.1 million for the prior year’s same period.

Year-to-date service charges on deposits accounts increased to $6.5 million at June 30, 2012, from $6.2 million at June 30, 2011. The increase in deposit service charge income was primarily due to an increase in demand deposit accounts which increased non-sufficient fund charges and analysis fee charges.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our third largest source of non-interest income for the three months ended June 30, 2012 was loan related servicing fees which accounted for $1.2 million, or 13.8% of total non-interest income for the second quarter of 2012, compared to $2.5 million, or 17.0% of non-interest income for the six months ended June 30, 2012.  Loan related servicing fees for the second quarter of 2012 remained largely unchanged from the second quarter of 2011.  However, loan related servicing fees for the first half of 2012 increased by $511,000 to $2.5 million, from $2.0 million for the first half of 2011. Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA loans sold.  With the expansion of our SBA department in 2011 and the growth of our servicing loan portfolio, related fee income has increase in the first half of 2012 compared to the first half of 2012.

There were no gains sales or calls of investment securities during the second quarter of 2012, compared to $6,000, or 0.4% of non-interest income for the second quarter of 2011.  In the first six months of 2012, gain on call of securities was $3,000, or 0.0% of total non-interest income, a decrease from $42,000, or 0.4% of non-interest income at the end of the first half of 2011. There were no investment sales transactions during the first six months of 2012 which is the primary reason for the decline for three and six months ended June 30, 2012, when compared to three and six months ended June 30, 2011. The $3,000 in gains for the first half of 2012 represents gains from securities that were called during the first quarter.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and other miscellaneous income.  For the second quarter of 2012, other non-interest income amounted to $843,000, compared with $990,000 in the prior year’s same period, and $1.9 million for the first half of 2012, compared to $2.1 million for the first half of 2011.  Other non-interest income as a percentage of total non-interest income was 9.9% and 57.3%, for the quarters ended June 30, 2012 and June 30, 2011, respectively, and 12.6% and 20.3%, for the six months ended June 30, 2012 and June 30, 2011, respectively.  The change in other non-interest income for the three and six months ended June 30, 2012, compared to the three and six month ended June 30, 2011, was largely a result of miscellaneous income which declined by $122,000 from the second quarter of 2011 to 2012, and declined $323,000 from the first half of 2011 to 2012.

Non-interest Expense

Total non-interest expenses increased to $20.4 million for the second quarter of 2012 from $16.6 million for the same period in 2011. Non-interest expenses as a percentage of average assets was 0.8% for the second quarter of 2012, an increase from 0.6% for the second quarter of 2011. For the six months ended June 30, 2012, non-interest expense totaled $35.1 million, compared to $34.1 million for the six months ended June 30, 2011.  As a percentage of average assets, non-interest expense was 1.3% and 1.2%, for the first half of 2012 and 2011, respectively.

Our efficiency ratio was 62.2% for the second quarter of 2012, compared with 57.2% for the second quarter of 2011.  For the first half of 2012 and 2011, our efficiency ratio was 55.2% and 50.9%, respectively. The increase in efficiency ratios for the three and six months ended June 30, 2012, compared to the same periods of the previous year, was primarily a result of a decrease in net interest income.

The following tables set forth the various components of non-interest expenses for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$9,038	44.4%	$6,753	40.6%
FDIC loss-share indemnification impairment	2,000	9.8%	—	0.00%
Occupancy and equipment	1,950	9.6%	2,053	12.4%
Professional fees	1,621	8.0%	1,360	8.2%
Low income housing tax credit investment losses	1,012	5.0%	1,083	6.5%
Regulatory assessment fee	907	4.5%	1,332	8.0%
Data processing	717	3.5%	773	4.6%
Advertising and promotional	497	2.4%	218	1.3%
Outsourced service for customers	216	1.1%	226	1.4%
Net (gain) loss on OREO	40	0.2%	1,010	6.1%
Other operating expenses	2,370	11.5%	1,806	10.9%
Total non-interest expense	$20,368	100.0%	$16,614	100.0%
Average assets	$2,570,530		$2,750,894
Non-interest expense as a % of average assets		0.8%		0.6%

	For the Six Months Ended June 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$17,200	49.0%	$14,569	42.8%
FDIC loss-share indemnification impairment	2,000	5.7%	—	0.00%
Occupancy and equipment	3,892	11.1%	4,033	11.8%
Professional fees	2,101	6.0%	2,472	7.3%
Low income housing tax credit investment losses	1,669	4.8%	1,432	4.2%
Regulatory assessment fee	1,751	5.0%	2,712	8.0%
Data processing	1,449	4.1%	1,485	4.4%
Advertising and promotional	984	2.8%	486	1.4%
Outsourced service for customers	453	1.3%	457	1.3%
Net (gain) loss on OREO	(450)	-1.3%	1,476	4.3%
Other operating expenses	4,048	11.5%	4,957	14.5%
Total non-interest expense	$35,097	100.0%	$34,079	100.0%
Average assets	$2,606,256		$2,835,932
Non-interest expense as a % of average assets		1.3%		1.2%

Salaries and employee benefits represented 44.4% and 49.0%, of total non-interest expense for the three and six months ended June 30, 2012, respectively.  These expenses were 40.6% of non-interest income for the quarter ended June 30, 2011 and 42.8% of non-interest income for the first half of 2011.  Salaries and employee benefits totaled $9.0 million for the quarter ended June 30, 2012, compared with $6.8 million for the prior year’s same period. For the first six months of 2012, salaries and employee benefits totaled $17.2 million, compared to $14.6 million in the first six months of 2011. The number of full-time equivalent employees increased from 367 at June 30, 2011 to 408 at June 30, 2012.  The increase in salaries and employee benefits for the three and six months ended June 30, 2012 compared to the same periods of the previous year was primarily due to an increase in employees and an increase in stock compensation expenses.  The credit quality improvements in the loan portfolio shifted our main focus from credit monitoring to marketing and growth. As such, the Company hired more marketing and loan underwriting personnel in addition to hiring employees for the new LPO offices that were opened since the second quarter of 2011. The Company also had an increase stock compensation costs from our stock option grants and modification during the first half of 2012. With the increase in total number of employees, our assets per employee ratio declined to $6.4 million at June 30, 2012, from $7.3 million at June 30, 2011.

During the second quarter of 2012, the Company recorded a $2.0 million impairment expense on the FDIC loss-share indemnification asset.  The $2.0 million impairment represented 9.8% of total non-interest expense for the second quarter of 2012, and 5.7% of non-interest expenses for the first half of 2012.

The FDIC loss-share indemnification asset was recorded to reflect the estimated amount of losses that the Company would be reimbursed from the FDIC on loans acquired from Mirae Bank, as stated in the loss-sharing agreements.  The impairment reflected overall improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cashflows had increased from the amounts expected at the time of the acquisition.  The collectability of the covered loans improved, thus reducing our loss exposure and amounts expected to the claimed from FDIC.

Occupancy and equipment expenses represented approximately 9.6% of our total non-interest expenses for the quarter ended June 30, 2012, and 11.1% for six months ended June 30, 2012. These expenses decreased to $2.0 million for the second quarter of 2012, compared with $2.1 million for the same period a year ago. On a six months basis, occupancy expenses decreased from $4.0 million at June 30, 2011, to $3.9 million at June 30, 2012.  Occupancy expenses remained fairly stable and there were no large changes from 2011 to 2012.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $1.6 million for the second quarter of 2012 and $2.1 million for the first half of 2012, compared to $1.4 million and $2.5 million for the same periods of the prior year, respectively. Professional fees represented 8.0% and 6.0% of total non-interest expense for the second quarter and first half of 2012, respectively, and 8.2% and 7.3% for the second quarter and first half of 2011, respectively.  The fluctuations in professional fees from 2011 to 2012 were mainly due to changes in legal fees as a result of credit issues related to loan foreclosures and OREO transactions.

Low income housing tax credit investment losses for the three months ended June 30, 2012 totaled $1.0 million, or 5.0% of total non-interest expense, compared to $1.1 million, or 6.5% of non-interest expense, for the three months ended June 30, 2011. For the first half of 2012, these expense totaled $1.7 million, or 4.8% of non-interest expenses, an increase from $1.4 million, or 4.2% of total non-interest expense for the first half of 2011.  The increase in low income housing tax credit investment expenses for the first half of 2012 was due to write-downs that were recorded after the Company received updated financial statements from investment projects which indicated increased losses.

Regulatory assessment fees represent FDIC insurance premium assessments. In the second quarter of 2012, these expenses totaled $907,000, or 4.5% of total non-interest expense, compared with $1.3 million, or 8.0% of total non-interest expense for the prior year’s same period. Regulatory assessment fees for the six months ended June 30, 2012 totaled $1.8 million, or 5.0% of total non-interest expense, compared to $2.7 million, or 8.0% of total non-interest expense for the same period in 2011. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution’s average consolidated total assets, less average tangible equity, whereas previously the calculation was based on total domestic deposits of an institution. The decline in regulatory assessment fees for 2012, compared to 2011, was due to the overall reduction in premium rates charged by the FDIC and a decline in total assets which also reduced our overall expense by reducing the assessment calculation base.

Data processing expenses declined slightly to $717,000, or 3.5% of total non-interest expense, for the second quarter of 2012, from $773,000, or 4.7% of non-interest expense for the same period a year ago. For the first six months of 2012, data processing expenses accounted for $1.4 million, or 4.1% of total non-interest expense, compared to $1.5 million, or 4.4% of total non-interest expense for the same period in 2011. Data processing expenses have remained steady throughout 2011 and 2012 without significant changes.

Advertising and promotional expenses increased to $497,000 for the second quarter of 2012, compared to $218,000 for the same period in 2011, and increased to $984,000 for the first half of 2012, from $486,000 for the first half of 2011. Advertising and promotional expense accounted for 2.4% and 2.8% of total non-interest expense, for the three and six month ended June 30, 2012, respectively.  For the three and six months ended June 30, 2011, advertising and promotional expenses accounted for 1.3% and 1.4% of total non-interest expense, respectively. These expenses represent marketing activities, such as media advertisements, promotional gifts for customers, deposit campaign promotions, and marketing related to our loan departments. As overall credit quality has improved, a larger focus on marketing has led to an increase in our advertising and promotional expenses for period in 2012.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from customer’s deposit accounts.  These expenses decreased slightly to $216,000 for the second quarter of 2012, compared with $226,000 for the prior year’s same period. The same expenses totaled $453,000 for the first six months of 2012, compared with $457,000 for the first six months of 2011.

Net loss on sale of OREO totaled $40,000 for the quarter ended June 30, 2012, or 0.2% of total non-interest expense.  The Company recorded a $450,000 net gain on the sale of OREO for the first half of 2012, which represented -1.3% of total non-interest expense.

Net loss on sale of OREO for the three and six months ended June 30, 2011 totaled $1.1 million and $2.7 million, respectively.  An overall decrease in OREO and OREO sales has resulted in declining loss trends for OREO expense and the sale of OREO expenses.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, and other operating expenses totaled $2.4 million for the second quarter of 2012, compared with $1.8 million for the same period a year ago. For the first half of 2012, other non-interest expenses totaled $4.1 million compared to $5.0 million for the first half of 2011.

Income Tax Provision

For the second quarter of 2012, we had an income tax expense of $215,000 on a pretax income of $22.4 million, representing an effective tax rate of 1.0%, compared with an income tax benefit of $877,000 on pretax income of $2.1 million, representing an effective tax rate of -40.8% for the second quarter of 2011.

For the first half of 2012, we recorded an income tax benefit of $139,000 on a pretax income of $38.5 million, representing an effective tax rate of -0.4%, compared with an income tax expense of $26.0 million on pretax net loss of $22.2 million, representing an effective tax rate of -117.4% for the same period in 2011.

The effective tax rate for the second quarter of 2012 was positively impacted by the release of a portion of the valuation allowance on our net federal deferred tax assets and the availability of federal affordable housing tax credits. The reduction in income tax expense of $877,000 in the second quarter of 2011 was due to the reduction of the deferred tax assets valuation allowance due to an increase in fair market value of AFS securities.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and has been using the actual effective tax rate to determine its interim income tax provisions. The Company now believes it can reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

Goodwill

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed.  We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently our East Coast branches.  Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches’ estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment.

If required, the second step involves calculating an implied fair value of goodwill. This fair value amount is determined in a manner similar to the way goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess, and a new basis is established for goodwill. An impairment loss cannot exceed the carrying value of goodwill.

During the fourth quarter of 2011, management performed an evaluation of goodwill related to the East Coast branches and concluded that no impairment of goodwill was necessary as the fair value of the East Coast branches exceeded its carrying value as of December 31, 2011.  The determination was based on the Company’s goodwill impairment analysis, which was performed in accordance with ASC 350-20.

Triggering events were assessed during the second quarter of 2012, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the second quarter that would warrant an interim analysis of goodwill impairment.  As such, no analysis was performed and goodwill was deemed to not be impaired at June 30, 2012.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  As of June 30, 2012, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 76.2% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”), guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 10.5% investment in municipal debt securities, and 13.3% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 41.4%, or $29.5 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 56.6%, or $40.3 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.0%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of June 30, 2012.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as “held-to-maturity” or “available-for-sale” under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. There was no other-than-temporary-impairment in our investment portfolio during the second quarter of 2012. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $62,000, and $298.4 million, at June 30, 2012.

The fair value of investments is accounted for in accordance with ASC 320-10 “Debt and Equity Securities”. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.   The third party provides market values derived from using a proprietary matrix pricing model which utilizes several different sources for pricing. The Company uses market values received for investment fair values which are updated on a monthly basis. The market values received are tested annually and is validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under Financial Accounting Standards Board (“FASB”) ASC 325, we consider all available information relevant to the collectability of our investments, including information about past events, current conditions, and reasonable and supportable forecasts, and we consider factors such as remaining payment terms, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2012			As of December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gain	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$57	$62	$5	$66	$70	$4
Total investment securities held-to-maturity	$57	$62	$5	$66	$70	$4

Available-for-Sale:
Mortgage backed securities (residential)	$22,132	$22,906	$774	$13,659	$14,475	$816
Collateralized mortgage obligations (residential)	199,294	204,276	4,982	241,635	246,881	5,246
Corporate securities	39,298	39,777	479	24,646	24,414	(232)
Municipal securities	28,987	31,405	2,418	32,411	34,294	1,883
Total investment securities available-for-sale	$289,711	298,364	$8,653	$312,351	$320,064	$7,713

Holdings of our investment securities decreased to $298.4 million at June 30, 2012, compared with holdings of $320.1 million at December 31, 2011.  Total investment securities as a percentage of total assets was 11.5% and 11.9%, at June 30, 2012 and December 31, 2011, respectively.  Securities with a total fair value of approximately $267.4 million and $304.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $57,000, compared with $66,000 at December 31, 2011. Our investment securities classified as available-for-sale, stated at fair values, decreased to $298.4 million at June 30, 2012, from $320.1 million at December 31, 2011.  The decrease was mostly a result of investment securities that were paid-down or called during the second half of 2011 and the first half of 2012.

As of June 30, 2012, the net unrealized gain in the investment portfolio was $8.7 million, compared to $7.7 million in net unrealized gains at December 31, 2011.  The increase in unrealized gains can be attributed to securities that were purchased during the first half of 2011, when treasury rates and interest rate spreads were at relatively high levels.  Since then, treasury rates and interest rates spread have fallen, increasing the total value of investments purchased in 2011.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and are reported at their net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums and discounts.  Interest on loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for losses on loans (including loans held-for-sale), was $1.93 billion at June 30, 2012 and $1.88 billion at December 31, 2011.  Net loans as a percentage of total assets increased to 74.6% at June 30, 2012, from 69.7% at December 31, 2011.  The increase in net loans is attributable to a decline in note sales and increased originations during the first half of 2012.

The following table sets forth the amount of loans outstanding and the percentage distributions in each loan category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	June 30, 2012	December 31, 2011
Construction	$27,030	$61,832
Real estate secured	1,678,259	1,627,648
Commercial and industrial	308,819	281,359
Consumer	13,595	15,080
Gross loans(1)	2,027,703	1,985,919
Unearned Income	(4,612)	(4,433)
Total loans, net of unearned income	2,023,091	1,981,486
Allowance for losses on loans	(89,134)	(102,982)
Net loans	$1,933,957	$1,878,504

Percentage breakdown of gross loans:
Construction	1.3%	3.1%
Real estate secured	82.8%	81.9%
Commercial and industrial	15.2%	14.2%
Consumer	0.7%	0.8%

(1) Includes loans held-for-sale, which are recorded at the lower of cost or market, of $66.5 million and $53.8 million, at June 30, 2012 and December 31, 2011, respectively.

Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate property or businesses.  The properties may be either user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.7 billion at June 30, 2012, and $1.6 billion at December 31, 2011.  Real estate secured loans as a percentage of gross loans were 82.8% and 81.9%, at June 30, 2012 and December 31, 2011, respectively.  Home mortgage loans represent a small fraction of our total real estate secured loan portfolio. Total home mortgage loans outstanding totaled $86.0 million at June 30, 2012, and $65.8 million at December 31, 2011.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at June 30, 2012 increased to $308.8 million, compared to $281.4 million at December 31, 2011.  Commercial and industrial loans as a percentage of gross loans totaled 15.2% at June 30, 2012, and 14.2% at December 31, 2011.

Consumer loans have historically represented less than 2% of our loan portfolio and more recently have fallen to less than 1% of gross loans.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. As of June 30, 2012, our volume of consumer loans increased by $1.5 million from the prior year end. At June 30, 2012, the balance of consumer loans totaled $13.6 million, or 0.7% of gross loans, compared to $15.1 million, or 0.8% of gross loans, at December 31, 2011.

Construction loans represent less than 5% of our total loan portfolio at June 30, 2012. In response to the current real estate market, which has experienced a downward trend since mid-2007, we have applied stricter loan underwriting policies for all of our loans and in particular construction related loans. As a result, construction loans decreased to $27.0 million, or 1.3% of gross loans, at the end of the second quarter of 2012, compared to $61.8 million, or 3.1% of gross loans at December 31, 2011.

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

The table below shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio at June 30, 2012.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or predetermined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	June 30, 2012
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$27,030	$—	$—	$27,030
Real estate secured	1,080,025	511,224	87,010	1,678,259
Commercial and industrial	302,858	5,435	526	308,819
Consumer	12,195	1,400	—	13,595
Gross loans	$1,422,108	$518,059	$87,536	$2,027,703

Loans with variable interest rates	$1,139,233	$—	$—	$1,139,233
Loans with fixed interest rates	282,875	518,059	87,536	888,470
Gross loans	$1,422,108	$518,059	$87,536	$2,027,703

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. At June 30, 2012, $21.6 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $6.1 million in TDR loans were classified as non-performing at June 30, 2012. As such, not all of our TDR loans are classified as non-performing. The OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means.

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

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Total non-accrual loans (net of SBA guaranteed portions): (1)
Construction	$8,139	$12,548	$12,000
Real estate secured	32,295	29,088	62,839
Commercial and industrial	1,051	2,196	2,959
Consumer	—	—	144
Total non-accrual loans	41,485	43,832	77,942

Loans 90 days or more past due and still accruing: (net of SBA guaranteed portions)
Real estate secured	874	—	—
Commercial and industrial	49	—	—
Total loans 90 days or more past due and still accruing	923	—	—

Total non-performing loans (2)	42,408	43,832	77,942

Other real estate owned	4,351	8,221	8,499
Total non-performing assets, net of SBA guarantee (3)	$46,759	$52,053	$86,441

Non-performing loans as a percentage of total loans	2.10%	2.21%	3.74%

(1) During the periods ended June 30, 2012, December 31, 2011, and June 30, 2011, no interest income related to these loans was included in interest income.

(2) Covered non-performing loan balances at June 30, 2012, December 31, 2011, and June 30, 2011 were $6.5 million, $14.0 million, and $18.5 million, respectively, and are included in the table above.

(3) SBA guaranteed portions totaled $20.1 million, $18.2 million, and $16.7 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

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

In 2011, the Company sold a total of $47.3 million in non-accrual loans and $11.3 million in TDR loans that were not classified as non-accrual. The average weighted legal discount (discount to principal balance) on the total non-accrual and TDR loans sold in 2011 was 36.1%.  All the problem loans that were sold were real estate secured. The Company chose to sell these loans in particular to reduce the number of problems assets on our balance sheet. With the reduction in problem loans experienced in 2011 and into 2012, the Company is not as active in its attempt to sell problem loans. As such we did not sell any non-accrual or TDR loans during the second quarter of 2012.  We expect the level of problem loan sales in 2012 to remain fairly low compared to the previous year, although we will continue to focus on reducing problem asset by other means such as remediation and workouts with borrower.

Total NPLs, net of SBA guaranteed portion, totaled $42.4 million, or 2.1% of total loans at the end of the second quarter of 2012, compared with $43.8 million, or 2.2% of total loans at December 31, 2011, and $77.9 million or 3.7% of total loans at June 30, 2011. Loans past due 90 or more days, and still accruing, totaled $923,000 at June 30, 2012.  There were no accruing loans past due 90 or more days at December 31, 2011. Allowance coverage of non-performing loans at June 30, 2012 stood at 190.6%, compared to 197.8% at December 31, 2011.

No interest income related to non-accrual loans was included in net income for the three and six months ended June 30, 2012. Additional interest income of approximately $342,000 and $719,000 would have been recorded during the three and six months ended June 30, 2012, respectively, had these loans had been paid in accordance with their original terms throughout the periods indicated.  Interest income from non-accrual loans totaling $429,000 and $1.8 million was excluded from interest income for the quarters ended December 31, 2011 and June 30, 2012, respectively.

Management believes that the allowance for losses on loans and loan was adequate at June 30, 2012.  See “Allowance for Losses on Loans and Loan Commitments” below for further discussion.  (Coverage ratio)

Trouble Debt Restructurings

A restructuring of a debt constitutes a troubled debt restructuring, if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At June 30, 2012, the balance of non-accrual TDR loans totaled $6.1 million, and TDRs performing in accordance with their modified terms totaled $21.6 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

For the quarter ended June 30, 2012, the balance of TDR loans, net of SBA guaranteed portions, totaled $27.7 million, compared to $22.4 million for the quarter ended December 31, 2011.  Covered TDR loan balances were $3.5 million and $7.7 million at June 30, 2012 and December 31, 2011, respectively.  Total TDR loan inflows totaled $13.4 million during the first half of 2012. The total inflow into TDR status included two non-covered loans that were modified during the first half of 2012 totaling $6.0 million.  TDR outflows during the first half of 2012 totaled $8.1 million, which included $6.4 million in TDR loans that were sold during the second quarter of 2012, and $1.2 million in TDR loans that were paid off during the first six months of 2012.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.  The provision for losses on loans and loan commitments is discussed in the previous section entitled “Provision for Loan Losses and Loan Commitments”.

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

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience.  The QA matrix takes into consideration different factors both internal and external, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate all impaired loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net loan charge-offs for the second quarter of 2012 decreased to $1.7 million, compared to $14.0 million for the second quarter of 2011. The net charge-offs for the second quarter of 2012 was comprised of $20,000 in constructions loan net charge-offs, $1.4 million in real estate secured net loan charge-offs, and $330,000 in commercial and industrial and consumer net loan charge-offs. The annualized net charge-offs to average net loans for the second quarter of 2012 was 0.36%.  Net charge-offs during the second quarter of 2011 were comprised of $11.9 million in real estate secured loans net charge-offs, and $2.1 million in commercial and industrial and consumer loan net charge-offs. Annualized net charge-offs as a percentage of average net loans for the second quarter of 2011 was 2.68%.

The total allowance for loan losses at June 30, 2012 was $89.1 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2012 was 4.54%, and was 5.33% at the end of the fourth quarter of 2011.  Allowance coverage ratios for non-covered loans totaled 4.89% and 5.81%, at June 30, 2012 and December 31, 2011, respectively. The coverage ratios at June 30, 2012 and December 31, 2011, remain relatively high compared to the allowance coverage ratio of our peer bank.

General valuation allowance at June 30, 2012 totaled $81.0 million or 90.9% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $8.1 million or 9.1% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $22.0 million, or 27.2% of the GVA portion of the allowance for loan losses at June 30, 2012. At December 31, 2011, general valuation allowance portion totaled $88.9 million or 86.4% of total allowance while specific reserve on impaired loan totaled $14.1 million or 13.6% of the total allowance for loan losses.  QA for the fourth quarter of 2011 totaled $17.2 million, or 19.4% of the total GVA portion of the allowance.

The total general valuation allowance at June 30, 2012 declined $10.2 million, or 11.2%, compared to the previous quarter.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This decline has led to a decline in historical loss ratios reducing the overall GVA portion of the allowance for loan losses.  As high level charge-offs periods are dropping out of our historical horizon and more recent low level charge-off periods are taking their place resulting in lower loss rates in most of our loan categories.  However, as there is still some uncertainty in our current economic environment with increasing volatility in the European markets, our QA portion of our allowance for loan losses increased to account for these factors. The QA, also included in the general valuation portion of the allowance for loan losses, increased by $4.8 to $22.0 million during the second quarter of 2012, an increase of 28.0% from the previous quarter.  Total SVA portion of our allowance experienced a decline of $3.6 million, or 30.7% during the second quarter of 2012, compared to the fourth quarter of 2011.

Allowance for loan commitments at June 30, 2012 totaled $2.4 million, a decline from $4.1 million at December 31, 2011.  At June 30, 2012, commitments to extend credit totaled $273.0 million, compared to $227.5 million at December 31, 2011.  Although total commitments to extend credit increased by $45.5 million during the first six months of 2012, total allowance for loan commitments declined by $1.7 million during the same period. The decrease was largely a result of a decline in our historical loss rates and a decrease in line utilization rates during the first half of 2012, both of which factor into our allowance calculations for loan commitments.

Although management believes our allowance for loan losses at June 30, 2012 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas or other variables will not result in further increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provisions for losses, and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balances:
Allowance for loan losses:
Balances at beginning of period	$99,826	$114,842	$102,982	$110,953
Actual charge-offs: *
Real estate secured	2,930	12,028	5,858	52,066
Commercial and industrial	511	2,137	1,946	3,777
Consumer	1	9	2	28
Total charge-offs	3,442	14,174	7,806	55,871

Recoveries on loans previously charged off:
Construction	20	—	20	—
Real estate secured	1,400	160	2,170	269
Commercial and industrial	327	20	760	692
Consumer	3	24	8	29
Total recoveries	1,750	204	2,958	990

Net loan charge-offs	1,692	13,970	4,846	54,881

Provision for losses on loans	(9,000)	10,123	(9,000)	54,923
Balances at end of period	$89,134	$110,995	$89,134	$110,995
Allowance for loan commitments:
Balances at beginning of year	$3,423	$3,926	$3,423	$3,926
Provision for losses on loan commitments	(1,000)	177	(1,000)	177
Balance at end of period	$2,423	$4,103	$2,423	$4,103

Ratios:
Net loan charge-offs to average net loans (annualized)	0.36%	2.70%	0.52%	5.12%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	4.54%	5.49%	4.54%	5.49%
Net loan charge-offs to allowance for loan losses at end of period	1.90%	12.59%	5.44%	49.44%
Net loan charge-offs to provision for loan losses and loan commitments	-16.92%	135.63%	-48.46%	99.60%

*

Charge-off amount for the three months ended June 30, 2012 includes net charge-offs of covered loans amounting to $205,000, which represents gross covered loan charge-offs of $1.0 million less FDIC receivable portions totaling $819,000.

*

Charge-off amount for the six months ended June 30, 2012 includes net charge-offs of covered loans amounting to $443,000 which represents gross covered loan charge-offs of $2.2 million less FDIC receivable portions totaling $1.8 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2012:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
Junior Subordinated Debentures	$10,454	$—	$—	$77,321	$87,775
Operating Leases	3,691	6,371	3,745	2,847	16,654
Time Deposits	830,378	91,255	78	20	921,731
Total Obligations	$844,523	$97,626	$3,823	$80,188	$1,026,160

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At June 30, 2012 and December 31, 2011, we had commitments to extend credit of $273.0 million and $227.5 million, respectively.  Obligations under standby letters of credit totaled $16.1 million and $15.9 million at June 30, 2012 and December 31, 2011, respectively, and our obligations under commercial letters of credit were $10.3 million and $9.6 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit Investments totaled $11.7 million at the end of the second quarter of 2012, compared to $15.6 million at the end of the fourth quarter of 2011.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $12,000 at June 30, 2012 compared to $500,000 total loss contingencies at June 30, 2011. There were no loss contingencies for legal claims at December 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements. For more information, see Part II, Item 1, “Legal Proceedings.”

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans and investments. Total deposits decreased to $2.18 billion at June 30, 2012, compared with $2.20 billion at December 31, 2011. Total non-time deposits at June 30, 2012 increased to $1.27 billion, from $1.21 billion at December 31, 2011, and time deposits decreased to $914.2 million at June 30, 2012 from $995.3 million at December 31, 2011.

The decrease in deposits was primarily attributable to an $81.1 million decline in time deposits accounts.  Time deposits of $100,000 or more declined $39.4 million from $647.5 million at December 31, 2011 to $608.1 million, and other time deposits declined $41.7 million to $306.1 million at June 30, 2012 from $347.8 million at December 31, 2011.  Demand deposits, savings, and money market and negotiable order of withdrawal (“NOW”) accounts all increased from the fourth quarter of 2011 to the second quarter of 2012.

The average rate that we paid on time deposits in denominations of $100,000 or more for the second quarter of 2012 decreased to 0.84%%, from 0.90% at the same period of the prior year. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.85% for the quarter ended June 30, 2011, to 0.74% for the quarter ended June 30, 2012, a decrease of 11 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	June 30, 2012		December 31, 2011		June 30, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$494,501	N/A	$468,272	N/A	$459,296	N/A
Savings	102,348	2.47%	94,910	2.74%	86,382	2.82%
NOW	25,747	0.34%	24,365	0.33%	22,724	0.35%
Money market	612,223	0.83%	546,972	0.85%	600,686	0.93%
Time deposits of $100,000 or more	616,612	0.84%	655,022	0.93%	654,647	0.97%
Other time deposits	318,400	1.01%	355,587	1.07%	374,346	1.11%
Total deposits	$2,169,831	0.74%	$2,145,128	0.80%	$2,198,081	0.85%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2012 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

June 30, 2012
Three months or less	$307,371
Over three months through six months	87,635
Over six months through twelve months	144,218
Over twelve months	68,899
Total	$608,123

At June 30, 2012, none of our depositors had total combined deposits of more than 1% aside from the California State Treasury which had a deposit balance representing 8.8% of our total deposits at June 30, 2012 and 8.7% of our deposits at December 31, 2011.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis at reasonable interest rates to augment deposit growth. There were no brokered deposits at June 30, 2012 and $9.4 million at December 31, 2011. During 2011, management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. As such, we do not plan on further significantly reducing our deposits costs. To improve our net interest margin, as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for general business purposes, we may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to recent modest loan demand, the Company has a large amount of liquidity on the balance sheet and as such, all of the outstanding FHLB borrowings were paid off as of June 30, 2012. However, as loan demand increases, we expect to again utilize the FHLB borrowing line as a secondary source of funds.  See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	June 30, 2012	December 31, 2011
Balance at quarter end	$—	$60,000
Average balance during the quarter	—	105,163
Maximum amount outstanding at any month-end	—	130,000
Average interest rate during the quarter	N/A	1.29%
Average interest rate at quarter-end	N/A	0.10%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and the credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at June 30, 2012 and December 31, 2011, totaled $572.1 million and $699.2 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $220.8 million and $218.7 million, at June 30, 2012 and December 31, 2011, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 22.1% and 25.9%, at June 30, 2012 and December 31, 2011, respectively. Not including securities pledged to secured deposits, liquid assets to assets ratio at June 30, 2012 and December 31, 2011, were 13.6% and 17.8%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. As of June 30, 2012, our borrowing capacity from the FHLB was $594.7 million with no outstanding borrowings. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At June 30, 2012, availability of these lines totaled $100.0 million with no outstanding borrowings as of that date.

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

In December of 2008, we received a Troubled Assets Relief Program or “TARP” investment from the U.S. Department of the Treasury (“the Treasury”) in the amount of $62.2 million in exchange for the Preferred Shares, which required us to comply with certain restrictions for the period during which the Treasury held the Preferred Shares.  These restrictions included, among other things, standards for executive compensation and corporate governance for the period during which Treasury holds our Preferred Shares. However, during the first half of 2012, we repurchased all outstanding shares of our TARP preferred stock in addition to the warrant to purchase common stock and we are no longer subject to these executive compensation and corporate governance standards.

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

As of June 30, 2012, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

Capital Ratios

	Regulatory Adequately-	Regulatory Well-	Capital Ratios As Of:
	Capitalized	Capitalized	June 30, 2012		December 31, 2011		June 30, 2011
Wilshire Bancorp & Wilshire State Bank	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	19.41%	18.89%	20.89%	20.42%	19.10%	18.54%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.11%	17.60%	19.59%	19.12%	17.70%	17.14%
Tier I capital to average assets	4.00%	5.00%	13.62%	13.24%	13.86%	13.53%	12.88%	12.50%

The regulatory capital ratio computation includes capital from our public offering conducted in the second quarter of 2011.  In the public offering, the Company raised approximately $115.0 million in equity capital through the issuance of common stock.  After associated underwriting fees and costs and other expenses related to the offering, the Company’s net equity increase was approximately $108.7 million.

At June 30, 2012, the Company’s total Tier 1 capital was $347.5 million, compared with $369.0 million at December 31, 2011. At the Bank level, Tier 1 capital was $337.4 million at June 30, 2012, compared with $359.5 million at December 31, 2011.   The decrease in Tier 1 capital was due to the repurchase of $62.2 million in preferred shares from the Treasury offset by $40.0 million in income earned during the first half of 2012.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at June 30, 2012 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2012
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,041,204	$380,904	$518,059	$87,536	$2,027,703
Investment securities	11,638	17,404	223,484	45,895	298,421
Federal funds sold and other cash equivalents	60,004	—	—	—	60,004
Total	$1,112,846	$398,308	$741,543	$133,431	$2,386,128

Interest-bearing liabilities:
Savings deposits	$101,494	$—	$—	$—	$101,494
Time deposits of $100,000 or more	307,371	231,853	68,899	—	608,123
Other time deposits	134,814	149,861	21,448	—	306,123
Other interest-bearing deposits	649,840	—	—	—	649,840
Junior Subordinated Debenture	87,321	—	—	—	87,321
Total	$1,280,840	$381,714	$90,347	$—	$1,752,901

Interest rate sensitivity gap	$(167,994)	$16,594	$651,196	$133,431	$633,227
Cumulative interest rate sensitivity gap	$(167,994)	$(151,400)	$499,796	$633,227
Cumulative interest rate sensitivity gap ratio (based on total assets)	-6.48%	-5.84%	19.29%	24.44%	24.44%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of June 30, 2012.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	13.63%	3.07%
+300	9.24%	4.08%
+200	5.81%	4.58%
+100	3.17%	3.46%
0	—	—
- 100	1.10%	-7.86%
- 200	1.21%	-8.27%
- 300	1.14%	-7.65%

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.   OTHER INFORMATION

Item 1.           Legal Proceedings

The Securities and Exchange Commission has informally inquired as to information regarding the internal investigation discussed in previous filings and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Total loss contingencies for all legal claims totaled $12,000 at June 30, 2012 compared to $500,000 total loss contingencies at June 30, 2011. There were no loss contingencies for legal claims at December 31, 2011.  Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.        Risk Factors

Together with the other information on the risks we face and our management of risk contained in this report or in our Annual Report on Form 10-K for the year ended December 31, 2011, the following presents significant risks that may affect us.  Events or circumstances arising from one or more of these risks could adversely affect our business, financial condition, operating results and prospects, and the value and price of our common stock could decline.  The risks identified below are not intended to be a comprehensive list of all risks we face and additional risks that we may currently view as not material may also adversely impact our financial condition, business operations and results of operations.

We may be obligated to repay the Small Business Administration portions of losses collected from the FDIC from losses on loans acquired through the Mirae acquisition.

Recently financial institutions that have previously acquired failed banks through FDIC assisted loss-shares transactions have been receiving communications from the Small Business Administration stating that they are entitled to proportionate shares of loss-share reimbursements pay by the FDIC on acquired SBA loan losses.  According to the SBA, any loss-share reimbursement on acquired SBA loans must be divided with the SBA. Although the Company has not received any such communication from the SBA as of this report date, we may be contacted by the SBA in the future and may be required to share a portion of the FDIC reimbursement on acquired SBA loan losses.

If actual and expected cash flows from the loans acquired from Mirae Bank continues to improve, we may take further impairments to the FDIC loss-share indemnification asset booked in connection with such acquisition.

In connection with our acquisition of the covered loans from the FDIC, as receiver for Mirae Bank, and the indemnification agreement we entered into with the FDIC as part of such acquisition, we recorded an FDIC indemnification asset in accordance with ASC 805 (Business Combinations).  During the second quarter of 2012, the Company recorded a $2.0 million impairment to the FDIC indemnification asset as a result of overall improved credit quality in the covered loan portfolio (See Note 4).  If actual and expected cash flows from the covered loan portfolio continues to improve over the foreseeable future, we may be required to take further impairments to the FDIC loss-share indemnification asset.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2012 and 2011, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 7, 2012	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2012 and 2011, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.