Form 10-Q
period 2012-09-30
WILSHIRE BANCORP INC
filed 2012-11-06
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

OR

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 000-50923

WILSHIRE BANCORP, INC.

(Exact name of registrant as specified in its charter)

California	20-0711133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3200 Wilshire Blvd.
Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(213) 387-3200

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock of the registrant outstanding at October 31, 2012 was 71,295,144.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$113,258	$155,245
Federal funds sold and other cash equivalents	30,005	170,005
Cash and cash equivalents	143,263	325,250

Securities available-for-sale, at fair value (amortized cost of $283 million and $312 million at September 30, 2012 and December 31, 2011, respectively)	292,254	320,064
Securities held-to-maturity, at amortized cost (fair value of $58 thousand and $70 thousand at September 30, 2012 and December 31, 2011, respectively)	53	66
Loans receivable (net of allowance for loan losses of $74 million and $103 million at September 30, 2012 and December 31, 2011, respectively)	1,874,126	1,824,690
Loans held-for-sale, at the lower of cost or market	140,109	53,814
Federal Home Loan Bank stock, at cost	13,327	15,523
Other real estate owned	2,277	8,221
Due from customers on acceptances	388	414
Cash surrender value of bank owned life insurance	20,735	19,888
Investment in affordable housing partnerships	40,048	37,676
Bank premises and equipment	12,010	12,612
Accrued interest receivable	7,570	8,118
Deferred income taxes	21,337	—
Servicing assets	9,645	8,798
Goodwill	6,675	6,675
Core deposits intangibles	1,108	1,320
FDIC loss-share indemnification asset	9,927	21,922
Other assets	21,037	31,803
TOTAL	$2,615,889	$2,696,854

LIABILITIES:
Deposits:
Non-interest bearing	$538,291	$511,467
Interest bearing:
Savings	99,225	99,106
Money market and NOW accounts	687,494	596,397
Time deposits of $100,000 or more	594,500	647,537
Other time deposits	255,342	347,802
Total deposits	2,174,852	2,202,309

Federal Home Loan Bank advances	—	60,000
Junior subordinated debentures	77,321	87,321
Commitments to fund low income housing tax credit investments	11,851	15,565
Accrued interest payable	2,465	3,281
Acceptances outstanding	388	414
Other liabilities	20,244	18,382
Total liabilities	2,287,121	2,387,272

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding, 0 and 62,158 shares at September 30, 2012 and December 31, 2011, respectively	—	61,000
Common stock, no par value — authorized, 200,000,000 and 80,000,000 shares at September 30, 2012 and December 31, 2011, respectively; issued and outstanding, 71,293,394 and 71,282,518 shares at September 30, 2012 and December 31, 2011, respectively	164,649	164,711
Accumulated other comprehensive income, net of tax	8,513	6,761
Retained earnings	155,606	77,110
Total shareholders’ equity	328,768	309,582

TOTAL	$2,615,889	$2,696,854

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

INTEREST INCOME:
Interest and fees on loans	$27,966	$28,966	$81,895	$93,195
Interest on investment securities	1,651	1,651	4,737	5,790
Interest on federal funds sold	79	340	1,102	594
Total interest income	29,696	30,957	87,734	99,579

INTEREST EXPENSE:
Interest on deposits	3,575	4,461	11,844	14,235
Interest on FHLB advances and other borrowings	—	483	6	1,718
Interest on junior subordinated debentures	529	491	1,609	1,474
Total interest expense	4,104	5,435	13,459	17,427

NET INTEREST INCOME BEFORE (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	25,592	25,522	74,275	82,152

(CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(12,000)	2,500	(22,000)	57,600

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	37,592	23,022	96,275	24,552

NON-INTEREST INCOME:
Service charges on deposit accounts	3,157	3,189	9,621	9,418
Gain on sale of loans, net	1,222	1,749	5,234	1,735
Loan-related servicing fees	1,334	1,350	3,872	3,377
Gain on sale or call of securities	—	52	3	95
Other income	897	1,319	2,780	3,423
Total non-interest income	6,610	7,659	21,510	18,048

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,355	6,827	26,555	21,397
FDIC loss-share indemnification impairment	2,000	—	4,000	—
Occupancy and equipment	1,930	1,899	5,822	5,933
Regulatory assessment fee	172	883	1,923	3,595
Low income housing tax credit investment losses	677	551	2,346	1,983
Data processing	680	710	2,129	2,195
Professional fees	628	2,310	2,730	4,782
Net (gain) loss on sale of OREO	(166)	1,682	(616)	3,159
Other operating expenses	3,066	3,605	8,549	9,500
Total non-interest expense	18,342	18,467	53,438	52,544

INCOME (LOSS) BEFORE INCOME TAXES	25,860	12,214	64,347	(9,944)
INCOME TAX (BENEFIT) PROVISION	(12,609)	1,112	(12,748)	27,122
NET INCOME (LOSS)	$38,469	$11,102	$77,095	$(37,066)

PREFERRED STOCK ADJUSTMENTS:
Preferred stock cash dividend	—	(777)	(830)	(2,331)
Accretion of preferred stock discount	—	(139)	(1,158)	(410)
One-time adjustment from repurchase of preferred stock	—	—	3,389	—
Total preferred stock adjustment	—	(916)	1,401	(2,741)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$38,469	$10,186	$78,496	$(39,807)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION:
Basic	$0.54	$0.14	$1.10	$(0.79)
Diluted	$0.54	$0.14	$1.10	$(0.79)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,290,881	71,291,614	71,286,439	50,459,623
Diluted	71,420,567	71,306,813	71,362,802	50,459,623

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME (LOSS)	$38,469	$11,102	$77,095	$(37,066)

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains on securities available-for-sale arising during the period	1,058	2,206	1,998	5,197
Reclassification adjustment for gains realized in net income	—	(52)	(3)	(95)
Less income tax expense (benefit)	—	876	(3)	2,090
Net change in net unrealized gains on securities available-for-sale	1,058	1,278	1,998	3,012

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during period	10	8	43	27
Less income tax expense	—	4	—	11
Net unrealized changes in net gains on interest-only strips	10	4	43	16

ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	6	—	(661)	—
Less income tax expense (benefit)	—	—	(372)	—
Net changes in AOCI on BOLI unrecognized prior service cost	6	—	(289)	—

TOTAL OTHER COMPREHENSIVE INCOME	$1,074	$1,282	$1,752	$3,028

TOTAL COMPREHENSIVE INCOME (LOSS)	$39,543	$12,384	$78,847	$(34,038)

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Numbers		Numbers		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2011	62,158	$60,450	29,477,638	$55,601	$2,012	$111,099	$229,162
Stock options exercised			1,760	5			5
Restricted stock granted			20,000	—			—
Restricted stock forfeited			(25,924)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared:
Preferred stock						(2,332)	(2,332)
Share-based compensation expense				333			333
Accretion of discount on preferred stock		409				(409)	—
Comprehensive loss:
Net loss						(37,066)	(37,066)
Other comprehensive income (loss):
Net change in unrealized gain on interest-only strips (net of tax)					16		16
Net change in unrealized gain on securities available-for-sale (net of tax)					3,012		3,012
Comprehensive loss							(34,038)
BALANCE—September 30, 2011	62,158	$60,859	71,291,614	$164,650	$5,040	$71,292	$301,841

BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Stock options exercised			10,876	44			44
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Cash dividend declared:
Preferred stock						(830)	(830)
Share-based compensation expense				654			654
Accretion of discount on preferred stock		1,158				(1,158)	—
Comprehensive income:
Net income						77,095	77,095
Other comprehensive income:
Net change in unrealized gain on interest-only strips					43		43
Net change in unrealized gain on securities available-for-sale					1,998		1,998
Accumulated OCI for BOLI unrecognized prior service cost					(289)		(289)
Comprehensive income							78,847
BALANCE—September 30, 2012	—	$—	71,293,394	$164,649	$8,513	$155,606	$328,768

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,095	$(37,066)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of investment securities	3,779	3,669
Depreciation of Bank premises and equipment	1,692	1,684
Accretion of discount on acquired loans	(1,489)	(1,052)
FDIC loss-share indemnification impairment	4,000	—
Amortization of core deposit intangibles	212	244
(Credit) provision for loan losses and loan commitments	(22,000)	57,600
Provision for other real estate owned losses	156	857
Deferred tax (benefit) expense	(21,337)	27,017
Loss on disposition of bank premises and equipment	1	27
Net realized gain on sale of loans held-for-sale	(5,924)	(4,453)
Valuation of held-for-sale impaired loans	690	2,718
Proceeds from sale of loans held-for-sale	326,668	291,482
Origination of loans held-for-sale	(409,510)	(305,690)
Net realized gain on sale or call of available-for-sale securities	(3)	(95)
Change in unrealized appreciation on servicing assets	159	648
Disposition of servicing rights	139	—
Net realized (gain) loss on sale of other real estate owned	(616)	3,159
Share-based compensation expense	654	333
Change in cash surrender value of life insurance	(443)	(453)
Servicing assets capitalized	(1,099)	(2,370)
Decrease in accrued interest receivable	548	2,843
Loss on investments in affordable housing partnerships	2,346	1,983
Decrease in other assets	4,399	3,430
Federal Home Loan Bank cash dividend	59	—
Decrease in accrued interest payable	(816)	(1,364)
Increase in other liabilities	7,681	6,887
Net cash (used) provided by operating activities	(32,959)	52,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	13	16
Purchase of securities available-for-sale	(57,202)	(140,849)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	83,234	102,946
Net (increase) decrease in loans receivable	(37,628)	176,494
Payment of FDIC loss-share indemnification	8,600	8,501
Proceeds from sale of other loans	3,855	91,682
Proceeds from sale of other real estate owned	15,318	20,491
Purchases of investments in affordable housing partnerships	(8,431)	(7,957)
Purchases of bank premises and equipment	(418)	(600)
Purchases of bank owned life insurance	(404)	(619)
Redemption of Federal Home Loan Bank stock	2,196	2,255
Net cash provided by investing activities	9,133	252,360

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$44	$5
Proceeds from Issuance of additional stock under public offering, net of associated offering costs	—	108,711
Payment of cash dividend on preferred stock	(1,219)	(2,332)
Cash paid for TARP preferred stock redemption	(58,769)	—
Cash paid for TARP warrant redemption	(760)	—
Increase in Federal Home Loan Bank advances	—	170,000
Repayment of Federal Home Loan Bank advances	(60,000)	(218,011)
Cash paid for subordinated debenture redemption	(10,000)	—
Net decrease in deposits	(27,457)	(311,426)
Net cash used in financing activities	(158,161)	(253,053)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181,987)	51,345

CASH AND CASH EQUIVALENTS—Beginning of period	325,250	198,535
CASH AND CASH EQUIVALENTS—End of period	$143,263	$249,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,275	$18,789
Income taxes paid	$10,912	$60
Income tax refunds received	$13,454	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$8,606	$19,343
Note financing for sale of other loans	$—	$21,656
Loans transferred to held-for-sale from loans receivable	$16,771	$150,029
Loans transferred to loans receivable from held-for-sale	$9,362	$13,622
Other assets transferred to Bank premises and equipment	$674	$834
Preferred stock cash dividend declared, but not paid	$—	$388
Shares issued to underwriters in lieu of associated underwriting fees	—	2,317,523

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

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

Note 2.   Basis of Presentation

The consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2012 and December 31, 2011, the statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011, the statements of comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011, and the related statements of shareholders’ equity and statements of cash flows for the nine months ended September 30, 2012 and September 30, 2011. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  Certain items included in the financial statements from the prior reporting period were reclassified to conform to the current presentation.  There was no effect on net income or total shareholders’ equity from the reclassification.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For the three and nine months ended September 30, 2011, the Company was not able to reliably estimate its annual pre-tax income and used the actual effective tax rate to determine its income tax provisions.  However, for the three and nine months ended September 30, 2012, the Company believes it can reliably project its pre-tax income and has determined the tax provision for these periods by using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate for future quarters. All other accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2011.

Note 3.   Redemption of TARP Preferred Stock

During the first quarter of 2012, the Company repurchased 60,000 of its 62,158 shares of preferred stock (the “Preferred Shares”) from the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the TARP Capital Purchase Program (the “CPP”).  The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in a one-time adjustment to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million.  The remaining 2,158 Preferred Shares were redeemed during the second quarter of 2012 at par value or $1,000 per share (or an actual cost of $2.2 million).  During the second quarter of 2012, the Company also repurchased from Treasury the warrant to purchase 949,460 shares of the Company’s common stock at a price of $9.82 which was issued to the Treasury in connection with the CPP.  The warrant was repurchased at a mutually agreed upon price of $760,000.

As a result of our participation in the CPP, among other things, we were subject to Treasury’s current standards for executive compensation and corporate governance for the periods during which Treasury held our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Preferred Shares were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable.

Note 4.   Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae Bank under receivership upon Mirae Bank’s closure by the California Department of Financial Institutions (“DFI”) at the close of business on June 26, 2009.  Thereafter, the Bank purchased substantially all of Mirae Bank’s assets and assumed substantially all of Mirae Bank’s deposits and certain other liabilities. Further, we entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC shares in the losses on assets covered under the agreement, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC loss-share indemnification was accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC loss-share indemnification will decrease and increase, respectively.  Therefore, changes to expected cash flow on acquired loans results in an adjustment in the balance of the FDIC loss-share indemnification asset and is recorded as an impairment, or the asset balance is increased and offset with non-interest expense. When covered assets are paid-off or sold, the FDIC loss-share indemnification asset is reduced and offset with interest income. Covered assets that become impaired increase the indemnification asset. At September 30, 2012, the remaining FDIC loss-share indemnification balance was $9.9 million.  The remaining covered loan balance, net of discount, at September 30, 2012, was $129.8 million.

During the third quarter of 2012, the Company recorded a $2.0 million impairment of the FDIC loss-share indemnification asset.  The impairment reflected continued improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cashflows had increased from the amounts expected during the acquisition and from the second quarter of 2012.  The collectability of the loans improved, reducing our loss exposure and claim from the FDIC.  Therefore, the FDIC loss-share indemnification balance was reduced by $2.0 million to reflect the reduced future total amount that we expect to receive from the FDIC under the loss-sharing agreement.  An impairment of $2.0 million was also recorded during the second quarter of 2012 for a total impairment of $4.0 million to the FDIC loss-share indemnification asset during the nine months ended September 30, 2012.

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

Securities available-for-sale — Investments in available-for-sale securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes mortgage-backed securities, collateralized mortgage obligations, municipal securities, and corporate debt securities. Our existing investment in available-for-sale security holdings as of September 30, 2012 is measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

Loans — The fair value of variable rate loans that have no significant changes in credit risk are based on the carrying values.  Residential mortgage loans and other consumer loan fair values are estimated using quoted market prices for securities backed by similar loans and adjusted for differences if they exist.  The fair values of other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar risk characteristics. The aforementioned fair value techniques result in a level 3 classification. See below for impaired loans.

Loans held for sale (excluding impaired loans held-for-sale) — Small Business Administration (“SBA”) loans or mortgage loans that are held for sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing institutions.  We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans are carried at fair value generally have had a charge-off through the allowance for loan losses.  The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may also be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and are adjusted accordingly.

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

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for these loans are determined based on sales contracts and commitments. Any subsequent declines in fair value for impaired loans held-for-sale are recorded as held-for-sale valuation allowances.  The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

Other real estate owned — OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  The Company records OREO as non-recurring with Level 3 measurement inputs.

Servicing assets and interest-only strips — Small Business Administration (“SBA”) and residential real estate loan servicing assets and interest-only (“I/O”) strips represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for both servicing assets and I/O strips is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

Federal Home Loan Bank stock —It is not practical to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on the stock’s transferability.

Due from customer on acceptances — The carrying value of due from customers on acceptances is approximately equal to the fair value resulting in a level 1 classification.

Non-interest bearings deposits — The carrying value of our non-interest bearings deposits is approximately equal to the fair value resulting in a level 1 classification.

Interest bearings deposits — The fair value of money market and savings accounts is estimated to be the amount that is payable on demand as of the reporting date.  Fair value for fixed-rate time deposits is estimated using a discounted cash flow analysis which utilizes current interest rates offered on deposits of similar maturities.

Junior subordinated debentures — The fair value for junior subordinated debentures is derived from a discounted cash flow analysis based on current rates that are given for securities with similar risk characteristics, resulting in a level 2 classification.

Short-term Federal Home Loan Bank advances — The carrying value of our short-term Federal Home Loan Bank advances are approximately equal to the fair value as the borrowings are usually variable rate overnight advances for the periods indicated.

Servicing liabilities — SBA loan servicing liabilities represent the costs associated with servicing SBA loans sold. The cost is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at September 30, 2012 and December 31, 2011:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities (residential)	$42,920	$—	$42,920	$—
Collateralized mortgage obligations (residential)	177,419	—	177,419	—
Corporate securities	40,514	—	40,514	—
Municipal securities	31,401	—	31,401	—
Servicing assets	9,645	—	—	9,645
Interest-only strips	556	—	—	556
Servicing liabilities	(337)	—	—	(337)

	Fair Value Measurements Using:
As of December 31, 2011	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Mortgage backed securities (residential)	$14,475	$—	$14,475	$—
Collateralized mortgage obligations (residential)	246,881	—	246,881	—
Corporate securities	24,414	—	24,414	—
Municipal securities	34,294	—	34,294	—
Servicing assets	8,798	—	—	8,798
Interest-only strips	551	—	—	551
Servicing liabilities	(374)	—	—	(374)

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At June 30, 2012	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$9,505	$(60)	$—	$200	$—	$9,645	$—
Interest-only strips	558	(12)	10	—	—	556	(338)
Servicing liabilities	(367)	18	—	12	—	(337)	—

(Dollars in Thousands)	At June 30, 2011	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,561	$(122)	$—	$613	$—	$9,052	$—
Interest-only strips	583	(14)	8	—	—	577	(299)
Servicing liabilities	(385)	10	—	5	—	(370)	—

(Dollars in Thousands)	At December 31, 2011	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,798	$(113)	$—	$960	$—	$9,645	$—
Interest-only strips	551	(38)	43	—	—	556	(338)
Servicing liabilities	(374)	1	—	36	—	(337)	—

(Dollars in Thousands)	At December 31, 2010	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2011	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$7,331	$(648)	$—	$2,369	$—	$9,052	$—
Interest-only strips	615	(65)	27	—	—	577	(299)
Servicing liabilities	(393)	36	—	(13)	—	(370)	—

The following tables represent the aggregated balance of assets measured at their estimated fair values on a non-recurring basis at September 30, 2012 and December 31, 2011, and the total losses resulting from these fair value adjustments for the quarter ended September 30, 2012 and December 31, 2011:

As of September 30, 2012

					Net Realized Gains
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	(Losses)
Collateral Dependent Impaired Loans:
Construction	$—	$—	$8,250	$8,250	$—
Commercial Real Estate	—	—	75,192	75,192	(114)
Residential Real Estate	—	—	4,880	4,880	(72)
OREO:
Commercial Real Estate	—	—	2,311	2,311	31
Residential Real Estate	—	—	326	326	—
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	10,189	10,189	(2,330)
Total	$—	$—	$101,148	$101,148	$(2,485)

As of December 31, 2011

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Construction	$—	$—	$20,300	$20,300	$—
Commercial Real Estate	—	—	81,243	81,243	(883)
Residential Real Estate	—	—	2,285	2,285	(108)
OREO:
Commercial Real Estate	—	—	8,533	8,533	(503)
Residential Real Estate	—	—	860	860	(8)
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	11,083	11,083	(357)
Total	$—	$—	$124,304	$124,304	$(1,859)

The fair value of collateral dependent impaired loans (excluding held-for-sale) totaled $88.3 million at September 30, 2012 compared to $103.8 million at December 31, 2011.  Total losses on collateral dependent loans for the quarters ended September 30, 2012 and December 31, 2011 were $186,000 and $991,000, respectively.  Losses for the nine months ended September 30, 2012 on collateral dependent loans totaled $3.4 million. The fair value of OREO for the quarter ended September 30, 2012 was $2.6 million with a total realized three month gain of $31,000 and realized nine month losses of $156,000.  For the quarter ended December 31, 2011, the fair value of OREO was $9.4 million with realized losses of $511,000.  Impaired loans held-for-sale totaled $10.2 million and $11.1 million for the quarters ended September 30, 2012 and December 31, 2011, respectively.  Losses on impaired loans held-for-sale were $2.3 million, $3.4 million, and $357,000 for the third quarter of 2012, nine months ended September 30, 2012, and the fourth quarter of 2011, respectively.  There were no transfers in or out of Level 3 during 2011 or 2012 for collateral dependent loans, OREO, or impaired loans held-for-sale.

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at September 30, 2012 is presented in the table below:

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range

Servicing assets	$9,645	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 7.8% 10.9% - 13.2%
Interest-only strips	556	Discounted cash flow	Discount rate Constant prepayment rate	4.8% - 8.8% 10.9% - 13.2%
Servicing liabilities	(337)	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 10.0% 13.2% - 13.6%
Collateral dependent impaired loans	88,322	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	0.0% – 30.0%
OREO	2,637	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	0.0% – 29.8%
Impaired loans held-for-sale	10,189	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	0.0% - 21.6%

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

The table below is a summary of fair value estimates at September 30, 2012 and December 31, 2011, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.  During the nine months ended September 30, 2012, and the twelve months ended December 31, 2011, there were no transfers of financial assets between Level 1 and Level 2.

		September 30, 2012		December 31, 2011
	Estimated Fair	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Value Level	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	Level 1	$113,258	$113,258	$155,245	$155,245
Federal funds sold	Level 1	30,005	30,005	170,005	170,005
Investment securities available-for-sale	Level 2	292,254	292,254	320,064	320,064
Investment securities held-to-maturity	Level 2	53	58	66	70
Loans receivable, net	Level 3	1,874,126	1,877,157	1,824,690	1,826,358
Loans held-for-sale (excluding impaired loans)	Level 2	129,920	136,010	53,814	56,356
Federal Home Loan Bank stock, at cost	N/A	13,327	N/A	15,523	N/A
FDIC loss-share indemnification asset	Level 3	9,927	9,927	21,922	21,922
Due from customer on acceptances	Level 1	388	388	414	414

Liabilities:
Noninterest-bearing deposits	Level 1	$538,291	$538,291	$511,467	$511,467
Interest-bearing deposits	Level 2	1,636,561	1,645,192	1,690,842	1,700,253
Junior subordinated debentures	Level 2	77,321	62,408	87,321	71,772
Short-term Federal Home Loan Bank borrowings	Level 1	—	—	60,000	60,000
Acceptances outstanding	Level 1	388	388	414	414

Note 6.   Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain or loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2012			As of December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gain	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$53	$58	$5	$66	$70	$4
Total investment securities held-to-maturity	$53	$58	$5	$66	$70	$4

Available-for-Sale:
Mortgage backed securities (residential)	$41,709	$42,920	$1,211	$13,659	$14,475	$816
Collateralized mortgage obligations (residential)	173,076	177,419	4,343	241,635	246,881	5,246
Corporate securities	39,158	40,514	1,356	24,646	24,414	(232)
Municipal securities	28,601	31,401	2,800	32,411	34,294	1,883
Total investment securities available-for-sale	$282,544	$292,254	$9,710	$312,351	$320,064	$7,713

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at September 30, 2012:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$53	$—	$—	$53
Total investment securities held-to-maturity	$—	$53	$—	$—	$53

Available-for-Sale:
Mortgage backed securities (residential)	$5,133	$774	$199	$36,814	$42,920
Collateralized mortgage obligations (residential)	29,482	147,937	—	—	177,419
Corporate securities	7,741	32,773	—	—	40,514
Municipal securities	—	1,811	4,549	25,041	31,401
Total investment securities available-for-sale	$42,356	$183,295	$4,748	$61,855	$292,254

The Company did not have any investment securities that were sold during the third quarter of 2012 and there were no realized gains or losses on any called investment securities during this period.  Realized gains for the nine months ended September 30, 2012 totaled $3,000, which was related to an investment that was called during the first quarter of 2012.  Total gains from called securities for the three and nine months ended September 30, 2011 were $52,000 and $95,000, respectively.  There were no investment securities that were sold during the first nine months of 2011 or 2012.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at September 30, 2012, and December 31, 2011:

(Dollars in Thousands)

	As of September 30, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Collateralized mortgage obligations (residential)	$10,201	$(52)	$—	$—	$10,201	$(52)
Total investment securities available-for-sale	$10,201	$(52)	$—	$—	$10,201	$(52)

(Dollars in Thousands)

	As of December 31, 2011
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Description of Securities (AFS) (1)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Collateralized mortgage obligations (residential)	$11,513	$(53)	$—	$—	$11,513	$(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal securities	—	—	799	(12)	799	(12)
Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

(1)   The Company did not have any held-to-maturity investment securities that were in unrealized loss positions at September 30, 2012 and December 31, 2011.

Securities with fair values of approximately $261.0 million and $304.4 million were pledged to secure public deposits or for other purposes required or permitted by law at September 30, 2012 and December 31, 2011, respectively.

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

The Company’s investment portfolio had only one government-sponsored enterprises (“GSE”) collateralized mortgage obligation (“CMO”) security that was in an unrealized loss position at September 30, 2012.  Management determined that this one security did not represent an other-than-temporary impairment. The unrealized loss on the CMO was attributable to changes in interest rates (U.S. Treasury curve). We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At September 30, 2012, we have the intent and ability to hold the security in an unrealized loss position until the fair value recovers or the security matures.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. At September 30, 2012, none of our municipal and corporate securities were in an unrealized loss position. As such these investments did not represent an other-than-temporary impairment.

Note 7.   Loans

The loans carried in the portfolio as a result of the Mirae Bank acquisition are covered by the FDIC loss-share agreements, and as such, these loans are referred to herein as “covered loans.”  All loans other than the covered loans are referred to herein as “non-covered loans.”  A summary of covered and non-covered loans is presented in the table below as of the periods indicated:

Covered and Non-Covered Loans

	(Dollars in Thousands)
	September 30, 2012	December 31, 2011	September 30, 2011
Non-covered loans:
Construction	$20,311	$61,832	$58,988
Real estate secured	1,641,851	1,490,504	1,501,297
Commercial and industrial	287,045	253,092	244,248
Consumer	14,139	15,001	16,013
Gross loans	1,963,346	1,820,429	1,820,546
Unearned Income	(4,521)	(4,433)	(5,104)
Total loans	1,958,825	1,815,996	1,815,442
Allowance for losses on loans	(67,288)	(92,640)	(95,698)
Net loans	$1,891,537	$1,723,356	$1,719,744

Covered loans:
Construction	$—	$—	$—
Real estate secured	113,874	137,144	143,719
Commercial and industrial	15,875	28,267	33,103
Consumer	14	79	86
Gross loans	129,763	165,490	176,908
Allowance for losses on loans	(7,065)	(10,342)	(9,608)
Net loans	$122,698	$155,148	$167,300

Total loans:
Construction	$20,311	$61,832	$58,988
Real estate secured	1,755,725	1,627,648	1,645,016
Commercial and industrial	302,920	281,359	277,351
Consumer	14,153	15,080	16,099
Gross loans *	2,093,109	1,985,919	1,997,454
Unearned Income	(4,521)	(4,433)	(5,104)
Total loans	2,088,588	1,981,486	1,992,350
Allowance for losses on loans	(74,353)	(102,982)	(105,306)
Net loans	$2,014,235	$1,878,504	$1,887,044

* Includes loans held-for-sale, recorded at the lower of cost or market value, totaling $140.1 million, $53.8 million, and $70.7 million, at September 30, 2012, December 31, 2011, and September 30, 2011, respectively

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, of which SOP 03-3 loans are loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan pools by loan type: construction, real estate secured, commercial and industrial, and consumer.

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

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 loans at September 30, 2012 and December 31, 2011.  The unpaid principal balance, before discount, of SOP 03-3 loans at September 30, 2012 and December 31, 2011, was $1.7 million and $5.5 million, respectively.

(Dollars in Thousands)	September 30, 2012	December 31, 2011

Non SOP 03-3 loans	$128,748	$163,446
SOP 03-3 loans	1,015	2,044
Total outstanding covered loan balance	129,763	165,490
Allowance related to these loans	(7,065)	(10,342)
Carrying amount, net of allowance	$122,698	$155,148

The following table represents for the periods indicated, the current balance of SOP 03-3 acquired loans for which it was probable at the time of acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	September 30, 2012	December 31, 2011

Breakdown of SOP 03-3 Loans
Real Estate Secured Loans	$877	$1,838
Commercial & Industrial Loans	138	206
Total	$1,015	$2,044

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cashflows to be received at June 26, 2009.  The discount on acquired loans totaled $54.9 million at the time of the acquisition.  For the three and nine months ended September 30, 2012, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2012	September 30, 2012

Balance at beginning of period	$5,251	$6,981
Discount accretion income recognized	(438)	(1,489)
Disposals related to charge-offs	(34)	(713)
Disposals related to loan sales	(799)	(799)
Balance at end of period	$3,980	$3,980

The following table is a breakdown of changes to the accretable portion of the discount related to the acquisition of Mirae Bank for the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
(Dollars in Thousands)	September 30, 2012	September 30, 2012

Balance at beginning of period	$4,707	$6,419
Discount accretion income recognized	(437)	(1,470)
Disposals related to charge-offs	(34)	(713)
Disposals related to loan sales	(799)	(799)
Balance at end of period	$3,437	$3,437

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, credit or provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balances:
Allowance for loan losses:
Balances at beginning of period	$89,134	$110,995	$102,982	$110,953
Actual charge-offs: *
Real estate secured	3,015	8,943	8,873	61,009
Commercial and industrial	112	3,357	2,058	7,134
Consumer	—	217	2	245
Total charge-offs	3,127	12,517	10,933	68,388

Recoveries on loans previously charged off:
Construction	—	—	20	—
Real estate secured	194	178	2,364	447
Commercial and industrial	151	3,446	911	4,138
Consumer	1	24	9	53
Total recoveries	346	3,648	3,304	4,638

Net loan charge-offs	2,781	8,869	7,629	63,750

Provision for losses on loans	(12,000)	3,180	(21,000)	58,103
Balances at end of period	$74,353	$105,306	$74,353	$105,306

Allowance for loan commitments:
Balances at beginning of year	$2,423	$4,103	$3,423	$3,926
Credit for losses on loan commitments	—	(680)	(1,000)	(503)
Balance at end of period	$2,423	$3,423	$2,423	$3,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.57%	1.84%	1.61%	4.10%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	3.81%	5.47%	3.81%	5.47%
Net loan charge-offs to allowance for loan losses at end of period	3.74%	8.42%	10.26%	60.54%
Net loan charge-offs to (credit) provision for loan losses and loan commitments	-23.18%	354.76%	-34.68%	110.68%

*                 Charge-off amount for the three months ended September 30, 2012 includes net charge-offs of covered loans amounting to $53,000, which represents gross covered loan charge-offs of $264,000 less FDIC receivable portions totaling $211,000.

*                 Charge-off amount for the nine months ended September 30, 2012 includes net charge-offs of covered loans amounting to $496,000 which represents gross covered loan charge-offs of $2.5 million less FDIC receivable portions totaling $2.0 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percentage of allowance for loan losses to gross loan balance by loan type:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2012			December 31, 2011
	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Applicable to:
Construction	$574	$20,311	2.83%	$4,218	$61,832	6.82%
Real estate secured	59,536	1,755,725	3.39%	79,221	1,627,648	4.87%
Commercial and industrial	14,061	302,920	4.64%	19,391	281,359	6.89%
Consumer	182	14,153	1.29%	152	15,080	1.01%
Total *	$74,353	$2,093,109	3.55%	$102,982	$1,985,919	5.19%

* Allowance coverage of gross loans excluding loans held-for-sale at September 30, 2012 and December 31, 2011 were 3.81% and 5.33%, respectively.

Our real estate secured loans and commercial and industrial loans are further broken down as follows when measuring for impairment and historical losses:

Real Estate Secured Loans	September 30, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
Residential real estate	$3,825	$203,537	1.88%	$3,453	$115,866	2.98%
SBA real estate	1,944	150,992	1.29%	2,522	117,435	2.15%
Gas station secured	3,304	97,488	3.39%	4,816	111,029	4.34%
Carwash secured	4,269	46,827	9.12%	7,003	54,651	12.81%
Hotel/motel secured	9,847	137,324	7.17%	11,768	140,822	8.36%
Land secured	1,147	14,187	8.08%	1,616	17,849	9.05%
Other secured	35,200	1,105,370	3.18%	48,043	1,069,996	4.49%
Total real estate secured	$59,536	$1,755,725	3.39%	$79,221	$1,627,648	4.87%

Commercial & Industrial Loans	September 30, 2012			December 31, 2011
(Dollars In Thousands)	Reserve	Gross Loans	(%)	Reserve	Gross Loans	(%)
SBA commercial	$3,166	$48,371	6.55%	$3,859	$40,770	9.47%
Other commercial	10,895	254,549	4.28%	15,532	240,589	6.46%
Total commercial & industrial	$14,061	$302,920	4.64%	$19,391	$281,359	6.89%

The allowance for loan losses is comprised of specific valuation allowances for impaired loans and general valuation allowances based on quantitative and qualitative analyses.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At September 30, 2012, the outstanding balance of impaired loans totaled $87.1 million, of which $36.1 million had specific reserves of $5.7 million. At December 31, 2011, the outstanding balance of impaired loans totaled $81.9 million, of which $47.5 million had specific reserves of $14.1 million.  The increase in impaired loans is largely due to increase in troubled debt restructurings (“TDRs”) during the nine months ended September 30, 2012.  As TDR loan balance increased during the first nine months of 2012, impaired loans also experienced an increase as TDR loans are all considered impaired.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for each loan type, except for certain loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  The Company also records a reserve for loan commitments based on an internally defined utilization rates of exposure for unused off-balance sheet loan commitments.

To establish an adequate allowance, we must be able to recognize when loans initially become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass Loans — Loans that are past due less than 30 days that do not exhibit signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Watch Loans — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

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

The total allowance for loan losses at September 30, 2012 was $74.4 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the third quarter of 2012 was 3.81%, and was 5.33% at the end of the fourth quarter of 2011.  General valuation allowance at September 30, 2012 totaled $68.7 million or 92.4% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $5.7 million or 7.6% of the total allowance. At December 31, 2011, general valuation allowance portion totaled $88.9 million or 86.3% of total allowance while specific reserve on impaired loan totaled $14.1 million or 13.7% of the total allowance for loan losses.

Allowance coverage of gross construction, real estate secured, and commercial and industrial loans all declined from the fourth quarter of 2011 compared to the third quarter of 2012.  Consumer gross loan allowance coverage increased slighted due to the increase in specific reserves.  The reductions in allowance and allowance coverage of other construction, real estate secured, and commercial and industrial loans were largely due to the reduction in loss rates for the third quarter of 2012, compared to the fourth quarter of 2011.  Construction loan allowance was reduced even further due to an overall reduction in loan balances from $61.8 million at December 31, 2011 to $20.3 million at September 30, 2012.

Impaired loan net principal balances are broken down by those with and without specific reserves are shown in the following table for September 30, 2012 and December 31, 2011:

	For Quarter Ended
(Dollars in Thousands)	September 30, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$24,307	$20,846
With Charge-Offs	11,815	26,627
Without Specific Reserves
Without Charge-Off	31,097	22,042
With Charge-Offs	19,842	12,353
Total Impaired Loans*	87,061	81,868
Allowance on Impaired Loans	(5,652)	(14,055)
Impaired Loans Net of Allowance	$81,409	$67,813

Impaired Loans Average Balance	$88,821	$82,610

* Balances net of SBA guaranteed portions totaled $76.8 million and $70.6 million at September 30, 2012 and December 31, 2011, respectively.

Net principal balance and quarter to date average balances for impaired loans with specific reserves and those without specific reserves at September 30, 2012 and December 31, 2011 are listed in the following tables by loan type:

	September 30, 2012			December 31, 2011
		Related	Average	Principal	Related	Average
(Dollars In Thousands)	Balance*	Allowance	Balance	Balance*	Allowance	Balance
With Specific Reserves
Construction	$8,188	$92	$8,188	$8,189	$2,304	$8,188
Real Estate Secured:
Residential Real Estate	900	325	938	939	114	994
SBA Real Estate	7,914	425	8,113	7,007	1,363	6,498
Gas Station Secured	2,290	472	2,290	2,520	183	2,878
Carwash Secured	4,429	353	4,429	6,393	935	6,620
Hotel/Motel Secured	—	—	—	2,471	529	2,877
Land Secured	276	95	276	281	83	281
Other Secured	4,928	745	4,942	12,565	2,472	12,642
Commercial & Industrial:
SBA Commercial	1,172	1,081	1,189	1,900	1,473	1,825
Other Commercial	6,025	2,064	6,173	5,208	4,599	5,475
Consumer	—	—	—	—	—	—
Total With Related Allowance	36,122	5,652	36,538	47,473	14,055	48,278

Without Specific Reserves
Construction	$—	$—	$—	$4,359	$—	$4,359
Real Estate Secured:
Residential Real Estate	1,857	—	1,857	563	—	563
SBA Real Estate	3,454	—	3,489	7,159	—	6,989
Gas Station Secured	5,883	—	5,889	6,052	—	6,101
Carwash Secured	2,033	—	2,037	937	—	939
Hotel/Motel Secured	6,233	—	6,235	6,099	—	6,125
Land Secured	—	—	—	—	—	—
Other Secured	29,877	—	31,168	9,183	—	9,208
Commercial & Industrial:
SBA Commercial	104	—	104	9	—	9
Other Commercial	1,498	—	1,523	34	—	39
Consumer	—	—	—	—	—	—
Total Without Related Allowance	50,939	—	52,302	34,395	—	34,332
Total Impaired Loans	$87,061	$5,652	$88,840	$81,868	$14,055	$82,610

* Balances net of SBA guaranteed portions totaled $76.8 million and $70.6 million at September 30, 2012 and December 31, 2011, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at September 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	September 30, 2012
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$—	$7,678	$7,678
Real Estate Secured:
Residential Real Estate	415	—	1,452	1,867
SBA Real Estate	1,018	494	1,131	2,643
Gas Station Secured	—	—	1,865	1,865
Carwash Secured	—	—	3,946	3,946
Hotel/Motel Secured	—	1,439	2,096	3,535
Land Secured	—	—	—	—
Other Secured	3,795	290	8,123	12,208
Commercial & Industrial:
SBA Commercial	636	585	—	1,221
Other Commercial	1,680	248	1,094	3,022
Consumer	—	4	—	4
Total	$7,544	$3,060	$27,385	$37,989
Non-Accrual Loans Listed Above **	$37	$65	$27,385	$27,487

	December 31, 2011
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	1,039	1,017	976	3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station Secured	327	—	3,851	4,178
Carwash Secured	937	1,457	4,792	7,186
Hotel/Motel Secured	—	454	2,784	3,238
Land Secured	—	—	—	—
Other Secured	1,256	8,310	9,994	19,560
Commercial & Industrial:
SBA Commercial	914	196	48	1,158
Other Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—
Total	$6,902	$12,923	$25,563	$45,388
Non-Accrual Loans Listed Above **	$1,657	$2,648	$25,563	$29,868

*   Balances are net of SBA guaranteed portions totaling $16.6 million and $17.4 million at September 30, 2012 and December 31, 2011, respectively.

** Non-accrual loans less than 30 days past due totaling $11.4 million and $13.9 million at September 30, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at September 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	September 30, 2012
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$7,678	$—	$7,678
Real Estate Secured:
Residential Real Estate	2,680	—	2,680
SBA Real Estate	1,633	—	1,633
Gas Station Secured	4,156	—	4,156
Carwash Secured	5,947	—	5,947
Hotel/Motel Secured	2,096	—	2,096
Land Secured	—	—	—
Other Secured	13,214	—	13,214
Commercial & Industrial:
SBA Commercial	94	—	94
Other Commercial	1,384	—	1,384
Consumer	—	—	—
Total	$38,882	$—	$38,882

	December 31, 2011
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	1,488	—	1,488
SBA Real Estate	2,413	—	2,413
Gas Station Secured	3,851	—	3,851
Carwash Secured	6,250	—	6,250
Hotel/Motel Secured	3,610	—	3,610
Land Secured	—	—	—
Other Secured	11,476	—	11,476
Commercial & Industrial:
SBA Commercial	174	—	174
Other Commercial	2,022	—	2,022
Consumer	—	—	—
Total	$43,832	$—	$43,832

*   Balances are net of SBA guaranteed portions totaling $16.9 million and $18.2 million at September 30, 2012 and December 31, 2011, respectively.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2012. Additional income of approximately $188,000 and $907,000 would have been recorded during the three and nine months ended September 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.  Interest income from non-accrual loans totaling $429,000 and $812,000 was excluded from interest income for the quarters ended December 31, 2011 and September 30, 2011, respectively.

Loans with classification of special mention, substandard, and doubtful at September 30, 2012 and December 31, 2011 are presented in the following tables by loan type:

	September 30, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$7,678	$—	$7,678
Real Estate Secured:
Residential Real Estate	394	1,756	1,284	3,434
SBA Real Estate	3,939	5,685	1,256	10,880
Gas Station Secured	4,748	11,229	1,865	17,842
Carwash Secured	5,056	12,057	2,085	19,198
Hotel/Motel Secured	24,945	19,074	26	44,045
Land Secured	3,297	943	—	4,240
Other Secured	43,932	86,355	722	131,009
Commercial & Industrial:
SBA Commercial	965	2,996	37	3,998
Other Commercial	7,440	17,695	69	25,204
Consumer	—	5	—	5
Total	$94,716	$165,473	$7,344	$267,533

	December 31, 2011
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station Secured	675	17,795	2,520	20,990
Carwash Secured	10,075	14,400	1,115	25,590
Hotel/Motel Secured	20,919	12,175	2,784	35,878
Land Secured	3,861	281	—	4,142
Other Secured	86,699	75,973	7,855	170,527
Commercial & Industrial:
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3
Total	$136,873	$159,045	$16,348	$312,266

* Balances are net of SBA guaranteed portions totaling $12.7 million and $13.1 million at September 30, 2012 and December 31, 2011, respectively.

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the three months ended September 30, 2012 and September 30, 2011:

September 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$3,749	$4,433	$2,955	$3,830	$5,068	$11,619	$1,400	$40,875	$3,332	$11,712	$161	$89,134
Total Charge-Offs	—	244	133	—	—	—	—	2,638	78	34	—	3,127
Total Recoveries	—	1	45	37	18	—	—	93	26	125	1	346
(Credit) Provision For Loan Losses	(3,175)	(365)	(923)	(563)	(817)	(1,772)	(253)	(3,130)	(114)	(908)	20	(12,000)
Balance at End of Period	$574	$3,825	$1,944	$3,304	$4,269	$9,847	$1,147	$35,200	$3,166	$10,895	$182	$74,353

September 30, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$6,118	$2,291	$1,701	$5,246	$5,687	$12,210	$2,419	$50,943	$4,591	$19,482	$307	$110,995
Total Charge-Offs	—	800	236	157	2,487	55	696	4,512	732	2,625	217	12,517
Total Recoveries	—	1	15	—	86	—	—	76	32	3,415	23	3,648
(Credit) Provision For Loan Losses	(1,884)	2,399	261	478	3,308	(1,565)	(34)	2,999	(88)	(2,766)	72	3,180
Balance at End of Period	$4,234	$3,891	$1,741	$5,567	$6,594	$10,590	$1,689	$49,506	$3,803	$17,506	$185	$105,306

The following tables represent the roll-forward and breakdown by loan type of the allowance for loan losses for the nine months ended September 30, 2012 and September 30, 2011:

September 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Total Charge-Offs	—	329	1,194	105	714	61	—	6,470	662	1,396	2	10,933
Total Recoveries	20	27	113	258	821	575	—	570	177	734	9	3,304
(Credit) Provision For Loan Losses	(3,664)	674	503	(1,665)	(2,841)	(2,435)	(469)	(6,943)	(208)	(3,975)	23	(21,000)
Balance at End of Period	$574	$3,825	$1,944	$3,304	$4,269	$9,847	$1,147	$35,200	$3,166	$10,895	$182	$74,353

September 30, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance at Beginning of Period	$7,262	$2,616	$1,931	$3,932	$6,219	$19,083	$2,638	$39,790	$5,350	$21,951	$181	$110,953
Total Charge-Offs	3,805	2,146	739	4,040	8,325	20,937	3,430	17,587	1,744	5,390	245	68,388
Total Recoveries	—	2	177	—	86	1	107	74	94	4,044	53	4,638
(Credit) Provision For Loan Losses	777	3,419	372	5,675	8,614	12,443	2,374	27,229	103	(3,099)	196	58,103
Balance at End of Period	$4,234	$3,891	$1,741	$5,567	$6,594	$10,590	$1,689	$49,506	$3,803	$17,506	$185	$105,306

The tables below represent the breakdown of the allowance for loan losses and gross loan balances by specific valuation and general valuation allowance at September 30, 2012 and December 31, 2011:

September 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$8,188	$2,757	$11,368	$8,173	$6,462	$6,233	$276	$34,805	$1,276	$7,523	$—	$87,061
Specific Valuation Allowance	$92	$325	$425	$472	$353	$—	$95	$745	$1,081	$2,064	$—	$5,652
Loss Coverage Ratio	1.12%	11.79%	3.74%	5.78%	5.46%	0.00%	34.42%	2.14%	84.78%	27.44%	0.00%	6.49%

Non-Impaired Loans	$12,123	$200,780	$139,624	$89,315	$40,365	$131,091	$13,911	$1,070,565	$47,095	$247,026	$14,153	$2,006,048
General Valuation Allowance	$482	$3,500	$1,519	$2,832	$3,916	$9,847	$1,052	$34,455	$2,085	$8,831	$182	$68,701
Loss Coverage Ratio	3.98%	1.74%	1.09%	3.17%	9.70%	7.51%	7.56%	3.22%	4.43%	3.57%	1.29%	3.42%

Gross Loans	$20,311	$203,537	$150,992	$97,488	$46,827	$137,324	$14,187	$1,105,370	$48,371	$254,549	$14,153	$2,093,109
Allowance For Loan Losses	$574	$3,825	$1,944	$3,304	$4,269	$9,847	$1,147	$35,200	$3,166	$10,895	$182	$74,353
Loss Coverage Ratio	2.83%	1.88%	1.29%	3.39%	9.12%	7.17%	8.08%	3.18%	6.55%	4.28%	1.29%	3.55%

December 31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Impaired Loans	$12,548	$1,502	$14,166	$8,572	$7,330	$8,570	$281	$21,748	$1,909	$5,242	$—	$81,868
Specific Valuation Allowance	$2,304	$114	$1,363	$183	$935	$529	$83	$2,472	$1,473	$4,599	$—	$14,055
Loss Coverage Ratio	18.36%	7.59%	9.62%	2.13%	12.76%	6.17%	29.54%	11.37%	77.16%	87.73%	0.00%	17.17%

Non-Impaired Loans	$49,284	$114,364	$103,269	$102,457	$47,321	$132,252	$17,568	$1,048,248	$38,861	$235,347	$15,080	$1,904,051
General Valuation Allowance	$1,914	$3,339	$1,159	$4,633	$6,068	$11,239	$1,533	$45,571	$2,386	$10,933	$152	$88,927
Loss Coverage Ratio	3.88%	2.92%	1.12%	4.52%	12.82%	8.50%	8.73%	4.35%	6.14%	4.65%	1.01%	4.67%

Gross Loans	$61,832	$115,866	$117,435	$111,029	$54,651	$140,822	$17,849	$1,069,996	$40,770	$240,589	$15,080	$1,985,919
Allowance For Loan Losses	$4,218	$3,453	$2,522	$4,816	$7,003	$11,768	$1,616	$48,043	$3,859	$15,532	$152	$102,982
Loss Coverage Ratio	6.82%	2.98%	2.15%	4.34%	12.81%	8.36%	9.05%	4.49%	9.47%	6.46%	1.01%	5.19%

At September 30, 2012 and December 31, 2011, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.0 million and $2.0 million, respectively.  The total allowance for these loans totaled $3,000 and $0 for September 30, 2012 and December 31, 2011, respectively.  The balance of loans and allowance totals below are also included in the allowance roll-forward tables above, specifically in the impaired loan and specific valuation allowance balances.  The following is a breakdown of loan balances and associated allowance for loan loss allocations for loans acquired with deteriorated credit quality at September 30, 2012 and December 31, 2011:

September 30, 2012

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$877	$—	$—	$—	$—	$—	$138	$—	$—	$1,015
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3

December  31, 2011

		Real Estate Secured							Commercial & Industrial
(Dollars In Thousands)	Construction	Residential Real Estate	SBA Real Estate	Gas Station	Carwash	Hotel/Motel	Land	Other	SBA Commercial	Commercial & Industrial	Consumer/ Other	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$—	$901	$—	$—	$—	$—	$937	$141	$65	$—	$2,044
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At September 30, 2012, the balance of non-accrual TDR loans totaled $8.1 million, and TDRs performing in accordance with their modified terms totaled $27.9 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

The following tables represent the total balance of TDR loans by types of concessions made and loan type at September 30, 2012 and December 31, 2011:

(Dollars In Thousands,	September 30, 2012
Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	16,934	1,810	9,780	28,524
Commercial & Industrial	3,426	1,182	2,874	7,482
Consumer	—	—	—	—
Total TDR Loans	$20,360	$2,992	$12,654	$36,006

(Dollars In Thousands,	December 31, 2011
Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Construction	$—	$—	$—	$—
Real Estate Secured	11,666	846	5,325	17,837
Commercial & Industrial	3,466	1,080	—	4,546
Consumer	—	—	—	—
Total TDR Loans	$15,132	$1,926	$5,325	$22,383

* SBA guaranteed portions totaled $2.5 million and $5.0 million at September 30, 2012 and December 31, 2011, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended September 30, 2012, December 31, 2011 and September 30, 2011:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2012	December 31, 2011	September 30, 2011

Balance at Beginning of Period	$27,702	$21,028	$32,253
New TDR Loans Added	9,366	2,942	944
Reductions Due to Sales	—	—	(8,763)
TDR Loans Paid Off	(32)	—	—
Reductions Due to Charge-Offs	(304)	(1,434)	(2,360)
Other Changes (Payments, Amortization, & Other)	(726)	(153)	(1,046)
Balance at End of Period	$36,006	$22,383	$21,028

The following table represents the roll-forward of TDR loans with addition and reductions for the nine months ended September 30, 2012 and 2011:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2012	September 30, 2011

Balance at Beginning of Period	$22,383	$48,746
New TDR Loans Added	22,760	9,677
Reductions Due to Sales	(6,387)	(20,390)
TDR Loans Paid Off	(1,254)	—
Reductions Due to Charge-Offs	(834)	(11,846)
Other Changes (Payments, Amortization, & Other)	(662)	(5,159)
Balance at End of Period	$36,006	$21,028

The following tables summarizes the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the quarters ended September 30, 2012 and September 30, 2011:

	September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$3,507	$—	$5,045	$8,552
Commercial & Industrial	702	159	—	861
Total TDR Loans	$4,209	$159	$5,045	$9,413

Post-Modification Balance:
Real Estate Secured	$3,507	$—	$5,027	$8,534
Commercial & Industrial	678	154	—	832
Total TDR Loans	$4,185	$154	$5,027	$9,366

Number of Loans:
Real Estate Secured	2	—	2	4
Commercial & Industrial	4	3	0	7
Total TDR Loans	6	3	2	11

	September 30, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$302	$320	$—	$622
Commercial & Industrial	322	—	—	322
Total TDR Loans	$624	$320	$—	$944

Post-Modification Balance:
Real Estate Secured	$302	$320	$—	$622
Commercial & Industrial	322	—	—	322
Total TDR Loans	$624	$320	$—	$944

Number of Loans:
Real Estate Secured	2	1	—	3
Commercial & Industrial	4	—	—	4
Total TDR Loans	6	1	—	7

At September 30, 2012 and December 31, 2011, all the Company’s TDR loans were modified with principal or payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the past 12 months that had payment default during the three months ended September 30, 2012 and September 30, 2011.  We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Three Months Ended September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$267	$—	$—	$267
Commercial & Industrial	174	—	—	174
Total TDRs Defaulted	$441	$—	$—	$441

Post-Modification Balance:
Real Estate Secured	$95	$—	$—	$95
Commercial & Industrial	132	—	—	132
Total TDRs Defaulted	$227	$—	$—	$227

Number of Loans:
Real Estate Secured	1	—	—	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	2	—	—	2

	TDRs With Payment Defaults During the Three Months Ended September 30, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$1,973	$—	$—	$1,973
Commercial & Industrial	467	24	—	491
Total TDRs Defaulted	$2,440	$24	$—	$2,464

Post-Modification Balance:
Real Estate Secured	$590	$—	$—	$590
Commercial & Industrial	204	23	—	227
Total TDRs Defaulted	$794	$23	$—	$817

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	5	1	—	6
Total TDRs Defaulted Loans	8	1	—	9

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the nine months ended September 30, 2012 and September 30, 2011 by type of concessions made:

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$7,927	$—	$—	$7,927
Commercial & Industrial	211	—	—	211
Total TDRs Defaulted	$8,138	$—	$—	$8,138

Post-Modification Balance:
Real Estate Secured	$7,621	$—	$—	$7,621
Commercial & Industrial	132	—	—	132
Total TDRs Defaulted	$7,753	$—	$—	$7,753

Number of Loans:
Real Estate Secured	5	—	—	5
Commercial & Industrial	2	—	—	2
Total TDRs Defaulted Loans	7	—	—	7

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$3,483	$—	$—	$3,483
Commercial & Industrial	735	98	—	833
Total TDRs Defaulted	$4,218	$98	$—	$4,316

Post-Modification Balance:
Real Estate Secured	$668	$—	$—	$668
Commercial & Industrial	223	83	—	306
Total TDRs Defaulted	$891	$83	$—	$974

Number of Loans:
Real Estate Secured	5	—	—	5
Commercial & Industrial	10	3	—	13
Total TDRs Defaulted Loans	15	3	—	18

Note 8.   Shareholders’ Equity

Earnings (loss) per Share

Basic earnings or loss per share (“EPS”) excludes dilution and is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands, Except per Share Data)	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders	$38,469	$10,186	$78,496	$(39,807)
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,290,881	71,291,614	71,286,439	50,459,623
Effect of dilutive securities:
Stock option dilution	129,686	15,199	76,363	—
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	71,420,567	71,306,813	71,362,802	50,459,623
Basic earnings (loss) per share	$0.54	$0.14	$1.10	$(0.79)
Diluted earnings (loss) per share	$0.54	$0.14	$1.10	$(0.79)

For the three months ended September 30, 2012 and 2011, stock options awards totaling 1.1 million were excluded from the dilutive earnings per share calculation because the shares were deemed to be antidilutive.  For the nine months ended September 30, 2012, stock options awards totaling 1.1 million were also excluded from the calculation of diluted earnings per shares due to their antidilutive effect.

During the second quarter of 2011, the Company raised equity of approximately $108.7 million, net of fees and costs, through a public offering of its common stock.  As a result of the public offering, approximately 41.8 million additional shares of common stock were issued during the second quarter of 2011.

Note 9. Business Segment Reporting

The following disclosure about the business segments of the Company is made in accordance with the requirements of ASC 280 “Segment Reporting.” The Company segregates its operations into three primary segments:  banking operations, SBA lending services, and trade finance services (“TFS”).  The Company determines the operating results of each segment based on an internal management system that allocates certain expenses to each segment.

Banking Operations (“Operations”) — The Company raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

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

The following are the results of operations of the Company’s segments for the three and nine months ended September 30, 2012 and September 30, 2011 indicated below:

(Dollars in Thousands)	Three Months Ended September 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,176	$415	$3,001	$25,592
Credit for loan losses and loan commitments	(11,116)	—	(884)	(12,000)
Non-interest income	4,554	161	1,895	6,610
Non-interest expense	16,110	431	1,801	18,342
Income before income taxes	$21,736	$145	$3,979	$25,860
Total assets	$2,376,121	$37,442	$202,326	$2,615,889

(Dollars in Thousands)	Three Months Ended September 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$23,029	$547	$1,946	$25,522
Provision (credit) for loan losses and loan commitments	764	(1,491)	3,227	2,500
Non-interest income	5,245	200	2,214	7,659
Non-interest expense	16,390	419	1,658	18,467
Income (loss) before income taxes	$11,120	$1,819	$(725)	$12,214
Total assets	$2,506,525	$35,800	$138,393	$2,680,718

(Dollars in Thousands)	Nine Months Ended September 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$64,955	$1,601	$7,719	$74,275
(Credit) provision for loan losses and loan commitments	(20,540)	(1,608)	148	(22,000)
Non-interest income	14,142	462	6,906	21,510
Non-interest expense	46,805	1,323	5,310	53,438
Income before income taxes	$52,832	$2,348	$9,167	$64,347
Total assets	$2,376,121	$37,442	$202,326	$2,615,889

(Dollars in Thousands)	Nine Months Ended September 30, 2011
Business Segments	Operations	TFS	SBA	Company
Net interest income	$72,865	$1,841	$7,446	$82,152
Provision (credit) for loan losses and loan commitments	54,517	(850)	3,933	57,600
Non-interest income	5,446	686	11,916	18,048
Non-interest expense	45,963	1,144	5,437	52,544
(Loss) income before income taxes	$(22,169)	$2,233	$9,992	$(9,944)
Total assets	$2,506,525	$35,800	$138,393	$2,680,718

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

Commitments at September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in Thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$228,793	$227,533
Standby letters of credit	13,950	15,944
Commercial letters of credit	9,652	9,618
Commitments to fund Low Income Housing Tax Credits (“LIHTC”)	11,851	15,565
Operating lease commitments	16,162	17,165

The Securities and Exchange Commission has informally inquired as to information regarding an internal investigation of the activities of a former employee and the adjustment to the Company’s allowance for loan losses and provision for loan losses in the first half of 2011.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at September 30, 2012.  There were no accruals for loss contingencies related to legal claims at December 31, 2011 and September 30, 2011.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 11. Income Tax Provision

For the third quarter of 2012, we had an income tax benefit of $12.6 million on pretax income of $25.9 million, representing an effective tax rate of -48.8%, compared with an income tax provision of $1.1 million on pretax income of $12.2 million, representing an effective tax rate of 9.1% for the third quarter of 2011.

For the first nine months of 2012, we recorded an income tax benefit of $12.7 million on pretax income of $64.3 million, representing an effective tax rate of -19.8%, compared with an income tax provision of $27.1 million on pretax loss of $9.9 million, representing an effective tax rate of -272.7% for the same period in 2011.

The Company had unrecognized tax benefits of $674,000 at September 30, 2012 and $835,000 at December 31, 2011 that relate primarily to uncertainties associated with state income tax matters. The amount of unrecognized tax benefits decreased during the first quarter of 2012 due to the settlement of a prior years’ state tax examination. We anticipate an increase in the unrecognized tax benefits during the next twelve months of approximately $152,000 related to the California enterprise zone net interest deductions. The Company recognizes interest and penalties related to income tax matters in income tax expense. During the nine months ended September 30, 2012, the Company recognized approximately $17,000 in interest associated with unrecognized tax benefits. The Company had accrued interest associated with unrecognized tax benefits of approximately $42,000 and $85,000, at September 30, 2012 and December 31, 2011, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and had been using the actual effective tax rate to determine its interim income tax provisions. The Company believes it can now reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate since the first quarter of 2012. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized.

The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive evidence that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets.  However, with 12 quarters (three years) of cumulative positive pre-tax income, six continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of the Memorandum of Understanding for each of the Company and the Bank, management concluded that those deferred tax assets are now more-likely-than-not to be realized and thus maintaining a valuation allowance was no longer required.  As a result, management reversed the entire $21.9 million remaining deferred tax valuation allowance during the third quarter of 2012.  Were it not for this reversal, the Company’s effective tax rate for the third quarter of 2012 would have been approximately 35.9%.

Note 12. Recent Accounting Pronouncements

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805):” Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial institution. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption.  The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, financial condition as of September 30, 2012 and December 31, 2011, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  We are subject to significant government regulation and legislation that may increase the cost of doing business and inhibit our ability to compete, including the unexpected impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Basel III.

•                  We could be negatively impacted by downturns in the South Korean economy.

•                  Additional shares of our common stock issued in the future could have a dilutive effect.

•                  Shares of preferred stock issued in the future could have dilutive and other effects.

•                  We previously reported a material weakness in our internal control over financial reporting, and determined that our internal controls and procedures were not effective as of the fiscal year end December 31, 2010.  We have since remediated such material weaknesses and our internal controls and procedures are now effective.  However, if we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, current and potential shareholders could lose confidence in our financial reporting which would harm our business and the trading price of our stock.

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

Selected Financial Data

The following table presents selected historical financial information for the three and nine months ended September 30, 2012 and September 30, 2011 and the period end balances at September 30, 2012, December 31, 2011, and September 30, 2011. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data) (unaudited)	2012	2011	2012	2011
Net income (loss) available to common shareholders	$38,469	$10,186	$78,496	$(39,807)
Net income (loss) per common share, basic	0.54	0.14	1.10	(0.79)
Net income (loss) per common share, diluted	0.54	0.14	1.10	(0.79)
Net interest income before (credit) provision for losses on loans and loan commitments	25,592	25,522	74,275	82,152

Average balances:
Assets	2,579,203	2,687,448	2,597,172	2,785,893
Cash and cash equivalents	181,480	264,635	251,161	182,105
Investment securities	294,535	306,272	298,080	324,566
Net loans	1,951,126	1,926,310	1,894,923	2,071,142
Total deposits	2,162,430	2,154,234	2,170,442	2,221,761
Shareholders’ equity	297,725	298,323	296,247	249,743
Performance Ratios:
Annualized return on average assets	5.97%	1.65%	3.96%	-1.77%
Annualized return on average equity	51.68%	14.89%	34.70%	-19.79%
Net interest margin	4.35%	4.23%	4.19%	4.39%
Efficiency ratio	56.96%	55.66%	55.79%	52.44%
Capital Ratios:
Tier 1 capital to adjusted total assets	14.96%	13.59%	14.96%	13.59%
Tier 1 capital to risk-weighted assets	19.33%	18.75%	19.33%	18.75%
Total capital to risk-weighted assets	20.61%	20.15%	20.61%	20.15%

	September 30, 2012	December 31, 2011	September 30, 2011
Period end balances as of:
Total assets	$2,615,889	$2,696,854	$2,680,718
Investment securities	292,307	320,130	356,218
Net loans	2,014,235	1,878,504	1,957,696
Total deposits	2,174,852	2,202,309	2,149,514
Junior subordinated debentures	77,321	87,321	87,321
FHLB advances	—	60,000	110,000
Total common equity	328,768	248,582	240,982

Asset Quality Ratios:
(Non-performing loans net of SBA guarantee)
Quarter net charge-off to average net loans (annualized)	0.57%	0.82%	1.84%
Non-performing loans to total loans	1.86%	2.21%	2.84%
Non-performing assets to total loans and OREO	1.97%	2.43%	3.29%
Allowance for loan losses to gross loans *	3.81%	5.33%	5.47%
Allowance for loan losses to non-performing loans	191.23%	234.95%	185.87%

* Excluding held-for-sale loans

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in greater detail in our 2011 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended September 30, 2012.

Regulatory Matters

On May 6, 2011, the Bank entered into a Memorandum of Understanding (“MOU”) with the FDIC and the California DFI to address certain issues raised in the Bank’s regulatory examination by regulators on January 10, 2011.  An MOU is characterized by bank regulatory agencies as an informal action that is neither published nor publicly available, and is used when circumstances warrant a milder form of action than a formal supervisory action such as a cease and desist order. On May 18, 2012, the MOU between the Bank and the FDIC and California DFI was terminated.

The Company also entered into an MOU with the Federal Reserve Bank of San Francisco (the “Reserve Bank”) on June 29, 2011.  Under the terms of the MOU, the Company was required to take the certain actions within specified time frames.  The most significant provisions of the MOU required the Company to obtain approval from the Reserve Bank before taking certain specified actions related to dividends, trust preferred securities, stock repurchases, and changes related to senior management and the Board of Directors. On September 26, 2012, the MOU between the Company and the Reserve Bank was terminated.

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

Net interest income before credit for losses on loans and loan commitments increased slightly by $70,000, or 0.3%, to $25.6 million for the third quarter of 2012, compared to net interest income before provision for losses on loans and loan commitments of $25.5 million for the third quarter of 2011. Net interest income before credit for losses on loans and loan commitments for the nine months ended September 30, 2012 was $74.3 million, a decline of $7.9 million, from net interest income before provision for losses on loans and loan commitments of $82.2 million for the nine months ended September 30, 2011.

The slight increase in net interest income for the third quarter of 2012 compared to the third quarter of 2011 was largely due to the decrease in interest expenses. The decrease in nine months net interest income from 2011 to 2012 was primarily attributable to the reduction in total loans and a decline in loan yields as new loans were originated at lower yields than loans existing in the portfolio. Net interest margin of 4.35%, for the third quarter of 2012, was 12 basis points higher than net interest margin of 4.23% for the previous year’s same quarter.  Net interest margin for the nine months of 2012 was 4.19%, a decline of 20 basis points from 4.39% net interest margin for the first nine months of 2011.

Interest income decreased by $1.3 million, or 4.1%, to $29.7 million for third quarter of 2012, compared to $31.0 million for the third quarter of 2011.  Interest income for the first nine months of 2012 declined by $11.8 million to $87.7 million compared to $99.6 million for the first nine months of 2011. The decrease in interest income on a quarterly basis was due to a decline in loan yields.  The decline in interest income for the first nine months of 2012 compared to the same period in 2011 was also due to a decline in loan yields in addition to a reduction of loan balances. Average net loan balances increased by $24.8 million, to $1.95 billion for the third quarter of 2012, compared to $1.93 billion for the third quarter of 2011.  Average net loan balances for the nine months ended September 30, 2012 were $1.89 billion, a decline from $2.07 billion for the nine months ended September 30, 2011. The decrease in average net loans was a result of management’s strategy to sell problems loans through the second half 2011, in addition to an increase in loans that were paid off in during the fourth quarter of 2011 and into 2012.

Yield on average net loans decreased to 5.73% for third quarter of 2012, down from 6.01% for the third quarter of 2011. On a nine months ended basis, yield on average net loans was 5.76% and 6.00% as of September 30, 2011 and 2012, respectively. The decrease in loan yields was a result of new loans originated at lower yields due to the overall decline in loan interest rates and from stiff competition during the first nine months of 2012. Yield on total investment securities and other earning assets changed from 1.74% and 2.11%, for the three and nine months ended September 30, 2011, respectively, to 1.84% and 1.76% for the three and nine months ended September 30, 2012, respectively.  The quarterly increase was due to the decline in lower yielding fed funds sold while the nine month period yield declined as lower yielding fed funds sold balances increased.

Interest expense decreased $1.3 million, or 24.5%, to $4.1 million for the third quarter of 2012, compared to $5.4 million for the third quarter of 2011. Interest expense for the first nine months of 2012 was $13.5 million, a decline of $3.9 million, from $17.4 million total interest expense for the first nine months of 2011. The average balance of our interest bearing liabilities decreased $164.6 million, to $1.73 billion, for the third quarter of 2012, compared to $1.89 billion for the third quarter of 2011, and decreased from $2.03 billion for the first nine months of 2011, to $1.76 billion for the first nine months of 2012. The decrease is attributable to the Company’s continuing strategy of lowering overall cost of funds by allowing higher cost deposits to run off (i.e., not renew) when they mature.  Total cost of interest bearing liabilities decreased from 1.15% and 1.14% for the three and nine months ended September 30, 2011, respectively, to 0.95% and 1.02% for the three and nine months ended September 30, 2012, respectively.  The decline in cost of funds resulted from an improved deposits mix, reduced interest rates on deposits, and a reduction in FHLB advances in both quarterly and nine month periods.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,951,126	$27,966	5.73%	$1,926,310	$28,966	6.01%
Securities of government sponsored enterprises	222,998	1,010	1.81%	264,591	1,240	1.87%
Other investment securities (2)	71,537	641	4.70%	41,681	411	6.12%
Federal funds sold	124,958	79	0.25%	204,458	340	0.67%
Total interest-earning assets	2,370,619	29,696	5.04%	2,437,040	30,957	5.12%
Total non-interest-earning assets	208,584			250,408
Total assets	$2,579,203			$2,687,448

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$637,082	$1,206	0.76%	$570,177	$1,317	0.92%
NOW deposits	27,310	16	0.23%	23,657	21	0.36%
Savings deposits	100,299	551	2.20%	91,619	631	2.75%
Time deposits of $100,000 or more	600,204	1,169	0.78%	650,453	1,540	0.95%
Other time deposits	274,366	633	0.92%	357,289	952	1.07%
FHLB borrowings	—	—	0.00%	110,000	483	1.76%
Junior subordinated debenture	86,669	529	2.44%	87,321	491	2.25%
Total interest-bearing liabilities	1,725,930	4,104	0.95%	1,890,516	5,435	1.15%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	523,169			461,039
Other liabilities	32,379			37,570
Total non-interest-bearing liabilities	555,548			498,609

Shareholders’ equity	297,725			298,323
Total liabilities and shareholders’ equity	$2,579,203			$2,687,448

Net interest income		$25,592			$25,522
Net interest spread (3)			4.09%			3.97%
Net interest margin (4)			4.35%			4.23%

(1)

Net loan fees are included in the calculation of interest income. Net loan fees included in interest income were approximately $777,000 and $671,000 for the quarters ended September 30, 2012 and 2011, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)	Represents tax equivalent yields, non-tax equivalent yields for three months ended September 30, 2012 and 2011 were 3.58% and 3.94%, respectively.
(3)	Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$1,894,923	$81,895	5.76%	$2,071,142	$93,195	6.00%
Securities of government sponsored enterprises	233,652	2,989	1.71%	286,644	4,619	2.15%
Other investment securities (2)	64,428	1,748	4.91%	37,922	1,171	6.56%
Federal funds sold	193,003	1,102	0.76%	122,084	594	0.65%
Total interest-earning assets	2,386,006	87,734	4.94%	2,517,792	99,579	5.29%
Total non-interest-earning assets	211,166			268,101
Total assets	$2,597,172			$2,785,893

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$611,100	$3,696	0.81%	$604,766	$4,128	0.91%
NOW deposits	25,763	57	0.29%	23,702	64	0.36%
Savings deposits	101,200	1,859	2.45%	87,786	1,839	2.79%
Time deposits of $100,000 or more	620,917	3,909	0.84%	660,156	4,817	0.97%
Other time deposits	311,109	2,323	1.00%	384,872	3,387	1.17%
FHLB borrowings	7,018	6	0.11%	182,794	1,718	1.25%
Junior subordinated debenture	87,102	1,609	2.46%	87,321	1,474	2.25%
Total interest-bearing liabilities	1,764,209	13,459	1.02%	2,031,397	17,427	1.14%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	500,353			460,479
Other liabilities	36,363			44,274
Total non-interest-bearing liabilities	536,716			504,753

Shareholders’ equity	296,247			249,743
Total liabilities and shareholders’ equity	$2,597,172			$2,785,893

Net interest income		$74,275			$82,152
Net interest spread (3)			3.92%			4.14%
Net interest margin (4)			4.19%			4.39%

(1)

Net loan fees are included in the calculation of interest income. Net loan fees were approximately $1.9 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)	Represents tax equivalent yields, non-tax equivalent yields for nine months ended September 30, 2012 and 2011 were 3.62% and 4.12%, respectively.
(3)	Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

For the periods indicated, the dollar amount of changes, in interest earned and paid, for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume), or changes in average daily interest rates (rate) is represented in the below table. All yields/rates were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30, 2012 vs. 2011 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2012 vs. 2011 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$369	$(1,369)	$(1,000)	$(7,715)	$(3,585)	$(11,300)
Securities of government sponsored enterprises	(189)	(41)	(230)	(771)	(859)	(1,630)
Other Investment securities	270	(40)	230	734	(157)	577
Federal funds sold	(101)	(160)	(261)	391	117	508
Total interest income	349	(1,610)	(1,261)	(7,361)	(4,484)	(11,845)

Interest expense:
Money market deposits	144	(255)	(111)	43	(475)	(432)
Super NOW deposits	3	(8)	(5)	5	(12)	(7)
Savings deposits	56	(136)	(80)	262	(242)	20
Time deposit of $100,000 or more	(113)	(258)	(371)	(274)	(634)	(908)
Other time deposits	(202)	(117)	(319)	(594)	(470)	(1,064)
FHLB advances and other borrowings	(241)	(242)	(483)	(880)	(832)	(1,712)
Junior subordinated debenture	(4)	42	38	(4)	139	135
Total interest expense	(357)	(974)	(1,331)	(1,442)	(2,526)	(3,968)
Change in net interest income	$706	$(636)	$70	$(5,919)	$(1,958)	$(7,877)

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit, or letters of credit.  The charges made on our outstanding loan portfolio are recorded to allowance for loan losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and is presented as a component of other liabilities.

For the past 12 months ended September 30, 2012, credit quality of the Company’s loan portfolio has continued to improve and net quarterly charge-offs have fallen to less than $4.0 million for the past four quarters.  Non-accrual loans declined by 31.1%, charge-offs declined to $3.1 million for the quarter ended September 30, 2012.  These totals represent the lowest total non-accrual and charge-offs figures that the Company has had since the first quarter of 2009. Most of the Company’s other credit indicators have also seen positive trends from the third quarter of 2011 through the third quarter of 2012.

Although we experienced an overall improvement in credit quality in the loan portfolio, the allowance for loan losses balance remains relatively high compared to our peer banks.  This is evident in the Company’s allowance coverage to gross loans (excluding held-for-sale) which was over 4.5% for the past 12 months. In light of this, improved credit metrics, and a low level of charge-offs, the Company recorded a negative provision for loan losses and loan commitments of $12.0 million in the third quarter of 2012.  Credit for loan losses for the nine months ended September 30, 2012 was $22.0 million which includes the negative provision of $10.0 million recorded during the second quarter of 2012.  The reversal of $12.0 million in provision for losses for the third quarter of 2012 consists of reversal related only to our allowance for loan losses as we did not reverse or record provisions related to our off-balance sheet commitments.  For the nine months ended September 30, 2012, $1.0 million of the total $22.0 million in credit for loss on loans and loan commitments was related to fewer expected losses on off-balance sheet loan commitments.

Non-interest Income

Total non-interest income declined to $6.6 million for the third quarter of 2012, compared with $7.7 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.3% for the third quarter of 2012, essentially unchanged from the third quarter of 2011. Total non-interest income for the nine months ended September 30, 2012 was $21.5 million, compared to $18.0 million for the nine months ended September 30, 2011.  Non-interest income as a percentage of average assets for the first nine months of 2012 increased to 0.8%, from 0.6%, for the first nine months of 2011. The decline in third quarter non-interest income from 2011 to 2012 was a result of a decrease in gain on sale of loans, while an increase in gain on sale of loans combined with a decline in valuation on held-for-sale loans, contributed to an increase in non-interest income for the nine months ended 2012, compared to the same period in 2011.

The following tables set forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Deposit service charge	$3,157	47.8%	$3,189	41.6%
Loan-related servicing fees	1,334	20.2%	1,350	17.6%
Gain on sale of loans, net	1,222	18.5%	1,749	22.9%
Gain on sale or call of securities	—	0.0%	52	0.7%
Other income	897	13.5%	1,319	17.2%
Total non-interest income	$6,610	100.0%	$7,659	100.0%
Average assets	$2,579,203		$2,687,448
Non-interest income as a % of average assets		0.3%		0.3%

	For the Nine Months Ended September 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Deposit service charge	$9,621	44.7%	$9,418	52.2%
Loan-related servicing fees	3,872	18.0%	3,377	18.7%
Gain on sale of loans, net	5,234	24.4%	1,735	9.6%
Gain on sale or call of securities	3	0.0%	95	0.5%
Other income	2,780	12.9%	3,423	19.0%
Total non-interest income	$21,510	100.0%	$18,048	100.0%
Average assets	$2,597,172		$2,785,893
Non-interest income as a % of average assets		0.8%		0.6%

Our largest source of non-interest income for the third quarter of 2012 was service charges on deposit accounts, which represented 47.8% of our total non-interest income for the three months ended September 30, 2012, and 44.7% of non-interest income for the nine months ended September 30, 2012. Service charge income remained unchanged from the third quarter of 2011 to 2012 at $3.2 million. Year-to-date service charges on deposits accounts increased to $9.6 million at September 30, 2012, from $9.4 million at September 30, 2011. The increase in deposit service charge income was primarily due to an increase in demand deposit accounts which increased non-sufficient fund charges and analysis fee charges.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our second largest source of non-interest income for the three months ended September 30, 2012 was loan related servicing fees which accounted for $1.3 million, or 20.2% of total non-interest income, for the third quarter of 2012, compared to $1.4 million, or 17.6% of non-interest income, for the three months ended September 30, 2011.  Loan related servicing fees were $3.9 million, or 18.0% of non-interest income, for the nine months ended September 30, 2012, compared to $3.4 million, or 18.7% of non-interest income, for the same period of the prior year.  Loan related servicing fee income consists of trade-financing fees, servicing fees related to mortgage and warehouse loans sold, and servicing fees on SBA loans sold.  The expansion of our SBA department and the growth of our servicing loan portfolio were responsible for the increase in income for the first nine months of 2012 compared to the first nine months of 2011.

Our third largest source of non-interest income for the three months ended September 30, 2012 was net gain on sale of loans, and includes valuation allowances on held-for-sale loans.  Net gain on sale of loans totaled $1.2 million, or 18.5% of total non-interest income, compared to net gain on sale of loans totaling $1.7 million, or 22.9% of non-interest income, for the same period of the previous year.  Net gain on sale of loans for the nine months ended September 30, 2012 totaled $5.2 million, or 24.4% of total non-interest income, an increase from $1.7 million, or 9.6% of non-interest income, for the nine months ended September 30, 2011.  Total net gain on sale of loans for the third quarter of 2012 consisted of $1.1 million in gains from the sale of SBA loans, and $86,000 in gains from the sale of mortgage loans. Net gain on sale of loans for the first nine months of 2012 was made up of $4.6 million in SBA gains, $1.0 million in net CRE gains, gains from mortgage loan sales of $275,000, and -$690,000 valuation allowance on held-for-sale loans.  The fluctuations in net gain on sale of loans is primarily due to changes in gains from SBA loan sales as the decision to sell or retain SBA loans is made on quarterly basis and is dependent on premiums in the secondary market and the Company’s liquidity needs.

There were no gains from the sale or call of investment securities during the third quarter of 2012, while there was a gain of $52,000, or 0.7% of non-interest income, from the call of investment securities during the third quarter of 2011.  In the nine months ended September 30, 2012, gain on call of securities totaled $3,000, a decrease from $95,000, or 0.5% of non-interest income, for the nine months ended September 30, 2011. There was only one security that was called for a gain of $3,000 in 2012 which is the primary reason for the decline for three and nine months ended September 30, 2012, when compared to three and nine months ended September 30, 2011.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and other miscellaneous income.  For the third quarter of 2012, other non-interest income totaled $897,000, compared to $1.3 million in the prior year’s same period. Other non-interest income totaled $2.8 million for the first nine months of 2012, compared to $3.4 million for the first nine months of 2011.  As a percentage of total non-interest income, other non-interest income was 13.5% and 17.2%, for the quarters ended September 30, 2012 and September 30, 2011, respectively, and 12.9% and 19.0%, for the nine months ended September 30, 2012 and September 30, 2011, respectively.  The decline in other non-interest income for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011, was largely a result of miscellaneous income which declined by $525,000 from the third quarter of 2011 to 2012, and declined $423,000 from the nine months ended September 30, 2011 to 2012.

Non-interest Expense

Total non-interest expense declined to $18.3 million for the third quarter of 2012 from $18.5 million for the same period in 2011. Non-interest expense as a percentage of average assets was 0.7% for the third quarter of 2012, unchanged from third quarter of 2011. For the nine months ended September 30, 2012, non-interest expense totaled $53.4 million, compared to $52.5 million for the nine months ended September 30, 2011.  As a percentage of average assets, non-interest expense was 2.1% and 1.9%, for the nine months ended September 30, 2012 and 2011, respectively.

The Company’s efficiency ratio was 57.0% for the third quarter of 2012, compared with 55.7% for the third quarter of 2011.  For the nine months ended September 30, 2012 and 2011, our efficiency ratio was 55.8% and 52.4%, respectively. The increase in efficiency ratios for the three months ended September 30, 2012, compared to the same periods of the previous year, was primarily a result of a decline in non-interest income.  On a nine months basis, the efficiency ratio increased from September 30, 2011 to 2012 due to a decline in net interest income and an increase in non-interest expense.

The following tables set forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries & benefits	$9,355	51.0%	$6,827	37.0%
FDIC indemnification impairment	2,000	10.9%	—	0.0%
Occupancy & equipment	1,930	10.5%	1,899	10.3%
Data processing	680	3.7%	710	3.8%
Low income housing tax credit investment losses	677	3.7%	551	3.0%
Professional fees	628	3.4%	2,310	12.5%
Advertising & promotional	473	2.6%	404	2.2%
Outsourced service for customers	179	1.0%	228	1.2%
Deposit insurance premium	172	0.9%	883	4.8%
Net (gain) loss on OREO	(166)	-0.9%	1,682	9.1%
Other operating expenses	2,414	13.2%	2,973	16.1%
Total non-interest expense	$18,342	100.0%	$18,467	100.0%
Average assets	$2,579,203		$2,687,448
Non-interest expense as a % of average assets		0.7%		0.7%

	For the Nine Months Ended September 30,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries & benefits	$26,555	49.7%	$21,397	40.7%
FDIC indemnification impairment	4,000	7.5%	—	0.0%
Occupancy & equipment	5,822	10.9%	5,933	11.3%
Data processing	2,129	4.0%	2,195	4.2%
Low income housing tax credit investment losses	2,346	4.4%	1,983	3.8%
Professional fees	2,730	5.1%	4,782	9.1%
Advertising & promotional	1,457	2.7%	891	1.7%
Outsourced service for customers	631	1.2%	685	1.3%
Deposit insurance premium	1,923	3.6%	3,595	6.8%
Net (gain) loss on OREO	(616)	-1.2%	3,159	6.0%
Other operating expenses	6,461	12.1%	7,924	15.1%
Total non-interest expense	$53,438	100.0%	$52,544	100.0%
Average assets	$2,597,172		$2,785,893
Non-interest expense as a % of average assets		2.1%		1.9%

Salaries and employee benefits represented 51.0% and 49.7%, of total non-interest expense, for the three and nine months ended September 30, 2012, respectively.  These expenses were 37.0% of non-interest expense for the quarter ended September 30, 2011, and 40.7% of non-interest expense for the first nine months of 2011.  Salaries and employee benefits totaled $9.4 million for the quarter ended September 30, 2012, compared with $6.8 million for the prior year’s same period. For the first nine months of 2012, salaries and employee benefits totaled $26.6 million, compared to $21.4 million for the same period in 2011. The number of full-time equivalent employees increased from 375 at September 30, 2011 to 413 at September 30, 2012.  The increase in salaries and employee benefits for the three and nine months ended September 30, 2012 compared to the same periods of the previous year was due to an increase in number of employees and an increase in bonus accruals in 2012.  The credit quality improvements in the loan portfolio shifted our main focus from credit monitoring to marketing and controlled growth of the loan portfolio. As such, the Company hired more marketing and loan underwriting personnel in addition to hiring employees for the new LPO offices that were opened since the third quarter of 2011.  Accrual for employee bonuses increased in 2012 in light of the Company’s financial performance and the attainment of strategic goals. With the increase in total number of employees and a slight decrease in total assets, the ratios of assets per employee declined to $6.3 million at September 30, 2012, from $7.1 million at September 30, 2011.

During the third quarter of 2012, the Company recorded a $2.0 million impairment expense on the FDIC loss-share indemnification asset.  The $2.0 million impairment represented 10.9% of total non-interest expense for the third quarter of 2012.  FDIC loss-share indemnification impairment for the nine months ended September 30, 2012 was $4.0 million, or 7.5% of non-interest expense, and included a $2.0 million impairment recorded during the second quarter of 2012.  The FDIC loss-share indemnification asset was initially recorded to reflect the estimated amount of losses that the Company expected to be reimbursed from the FDIC on loans acquired from Mirae Bank, as stated in the loss-sharing agreements.  The impairment in the third quarter of 2012 reflected continued improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cashflows had increased from our previous assessment, thereby decreasing total future expected losses. The collectability of the covered loans improved, and our loss exposure and amounts expected to the claimed be FDIC declined.  Net of the impairment charge recorded during the third quarter of 2012, the remaining balance of the FDIC indemnification asset at September 30, 2012 was $9.9 million.

Occupancy and equipment expenses represented approximately 10.5% of our total non-interest expense for the quarter ended September 30, 2012, and 10.9% of total non-interest expense for nine months ended September 30, 2012. These expenses increased by $31,000, to $1.9 million, in the third quarter of 2012 compared with the balance for the same period a year ago. On a nine months basis, occupancy and equipment expense decreased from $5.9 million at September 30, 2011, to $5.8 million at September 30, 2012.  Occupancy and equipment expenses remained fairly stable and there were no significant fluctuations from 2011 to 2012.

Data processing expense declined slightly to $680,000, or 3.7% of total non-interest expense, for the third quarter of 2012, from $710,000, or 3.8% of non-interest expense, for the same period a year ago. For the first nine months of 2012, data processing expense totaled $2.1 million, or 4.8% of total non-interest expense, compared to $2.2 million, or 4.2% of total non-interest expense for the same period in 2011. Data processing expenses have remained steady throughout 2011 and 2012 without significant change.

Low income housing tax credit investment losses for the three months ended September 30, 2012 totaled $677,000, or 3.7% of total non-interest expense, compared to $551,000, or 3.0% of non-interest expense, for the three months ended September 30, 2011. For the nine months ended September 30, 2012, these expense totaled $2.3 million, or 4.4% of non-interest expense, an increase from $2.0 million, or 3.8% of total non-interest expense for the first nine months of 2011.  The increase in low income housing tax credit investment expense for the periods in 2012 compared to periods in 2011 was due to write-downs that were recorded after the Company received updated financial statements from investment projects which indicated that there were increased losses.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $628,000 for the third quarter of 2012 and $2.7 million for the first nine months of 2012, compared to $2.3 million and $4.8 million, for the same periods of the prior year, respectively. Professional fees represented 3.4% and 5.1%, of total non-interest expense, for the third quarter and first nine months of 2012, respectively, and 12.5% and 9.1%, of total non-interest expense for the third quarter and first nine months of 2011, respectively.  The decline in professional fees, from periods in 2011 to periods in 2012, was mainly due to a decline in legal costs related to loan foreclosures, OREO transactions, and other credit related litigations.

Advertising and promotional expenses increased to $473,000 for the third quarter of 2012, compared to $404,000 for the same period in 2011, and increased to $1.5 million for the nine months ended September 30, 2012, from $891,000, for the nine months ended September 30, 2011. Advertising and promotional expenses accounted for 2.6% and 2.2% of total non-interest expense, for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2011, advertising and promotional expenses accounted for 2.7% and 1.7% of total non-interest expense, respectively. These expenses represent marketing activities, such as media advertisements, promotional gifts for customers, deposit campaign promotions, and marketing related to our loan departments. As overall credit quality has improved, a larger focus on marketing has led to an increase in our advertising and promotional expenses for period in 2012 compared to the same periods in 2011.

Outsourced service costs for customers are payments made to third parties who provide services that were traditionally paid by the Bank’s customers, such as armored car services or bookkeeping services, and are recouped from analysis fee charges from customer’s deposit accounts.  Outsourced service costs for customers decreased slightly to $179,000 for the third quarter of 2012, compared to $228,000 for the prior year’s same period. The same expenses totaled $631,000 for the first nine months of 2012, compared with $685,000 for the first nine months of 2011.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation (“FICO”) assessment fees. During the third quarter of 2012, regulatory assessment fees totaled $172,000, or 0.9% of total non-interest expense, compared with $883,000, or 4.8% of total non-interest expense for the prior year’s same period. Regulatory assessment fees for the nine months ended September 30, 2012 totaled $1.9 million, or 3.6% of total non-interest expense, compared to $3.6 million, or 6.8% of total non-interest expense for the same period in 2011. As a result of the Dodd Frank Act, the method of calculating the FDIC insurance premium assessment has changed to a calculation which is based on an institution’s average consolidated total assets, less average tangible equity, whereas previously the calculation was based on total domestic deposits of an institution. The decline in regulatory assessment fees for 2012, compared to 2011, was largely due to the Bank’s improved regulatory risk rating in addition to a decrease in total assets.  With the termination of the MOU, the Bank’s assessment rate was lowered thereby reducing our regulatory assessment fee premium.

For the quarter ended September 30, 2012, the Company had a net gain on sale of OREO totaling $166,000, or -0.9% of total non-interest expense.  The Company also recorded a $616,000 net gain on the sale of OREO for the nine months ended September 30, 2012, which represented -1.2% of total non-interest expense. Net loss on sale of OREO for the three and nine months ended September 30, 2011 totaled $1.7 million and $3.2 million, respectively.  An overall decrease in OREO and OREO sales has resulted in declining loss trends in expenses related to the sale of OREO.

Other non-interest expenses, such as office supplies, communications, director’s fees, investor relation expenses, amortization of intangible assets, other expense related to the maintenance of OREO, and other operating expenses totaled $2.4 million for the third quarter of 2012, compared with $3.0 million for the same period a year ago. For the nine months ended September 30, 2012, other non-interest expenses totaled $6.5 million compared to $7.9 million for the nine months ended September 30, 2011.  The decrease in other non-interest expense for the three and nine months ended September 30, 2012, compared to those periods in 2011, was largely due to a reduction in other expense related to OREO maintenance.

Income Tax Provision

For the third quarter of 2012, we had an income tax benefit of $12.6 million on a pretax income of $25.9 million, representing an effective tax rate of -48.8%, compared with an income tax provision of $1.1 million on pretax income of $12.2 million, representing an effective tax rate of 9.1% for the third quarter of 2011.

For the first nine months of 2012, we recorded an income tax benefit of $12.7 million on a pretax income of $64.3 million, representing an effective tax rate of -19.8%, compared with an income tax expense of $27.1 million on pretax loss of $9.9 million, representing an effective tax rate of -272.7% for the same period in 2011.

The effective tax rate for the third quarter of 2012 was positively impacted by the release of the valuation allowance on our net federal and state deferred tax assets and the availability of federal affordable housing tax credits. The tax provision of $1.1 million recorded in third quarter of 2011 was primarily attributable to a $900,000 reduction in tax expense from deferred tax valuation change that was impacted by an increase in fair market value of available-for-sale securities and a $2 million tax expense that resulted from a reduction in benefits the Company would receive in the future based on the carryback of future taxable losses.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. Beginning with the second quarter of 2010 through 2011, the Company was not able to reliably estimate its annual pre-tax income and had been using the actual effective tax rate to determine its interim income tax provisions. The Company believes it can now reliably project its pre-tax income for 2012 and has determined the tax provision using the estimated annual effective tax rate since the first quarter of 2012. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive where that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets.  As of September 30, 2012, management performed a critical evaluation of all positive and negative evidence supporting a reversal of the valuation allowance. Positive evidence includes, but not limited to, 12 quarters (three years) of cumulative positive pre-tax income, six continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in recovery or slow growth of U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of FDIC indemnification assets. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and those deferred tax assets are now more-likely-than-not to be realized, thus maintaining a valuation allowance was no longer required. As a result, management reversed the entire $21.9 million remaining deferred tax valuation allowance during the third quarter of 2012.  Were it not for this reversal, the Company’s effective tax rate for the third quarter of 2012 would have been approximately 35.9%.

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

If required, the second step involves calculating an implied fair value of goodwill. Fair value is determined in a manner similar to the way goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess, and a new basis is established for goodwill. An impairment loss cannot exceed the carrying value of goodwill.

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

Triggering events were assessed for the third quarter of 2012, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the third quarter that would warrant an interim analysis as to the fair value of goodwill.  As such, no analysis was performed and goodwill was deemed to not be impaired at September 30, 2012.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy that addresses strategies, types, and levels of allowable investments.  Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives.  Our liquidity levels take into consideration anticipated future cash flows and all available sources of credit and is maintained at a level management believes is appropriate to assure future flexibility in meeting anticipated funding needs.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  At September 30, 2012, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 75.4% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 10.7% investment in municipal debt securities, and 13.9% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 41.0%, or $29.5 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 57.1%, or $41.1 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 1.9%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary-impairment charges as of September 30, 2012.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary-impairment in the investment portfolio during the third quarter of 2012. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $58,000, and $292.3 million, at September 30, 2012.

The fair value of investments is accounted for in accordance with ASC 320-10. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting.  The third party provides market values derived from a proprietary matrix pricing model which utilizes several different sources for pricing. The fair values for our investment securities are updated on a monthly basis. The values received are tested annually and are validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under ASC 325, we consider all available information relevant to the collectability of our investment securities, including information about past events, current conditions, and reasonable and supportable forecasts, remaining payment terms, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2012			As of December 31, 2011
	Amortized Cost	Fair Value	Net Unrealized Gain	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$53	$58	$5	$66	$70	$4
Total investment securities held-to-maturity	$53	$58	$5	$66	$70	$4

Available-for-Sale:
Mortgage backed securities (residential)	$41,709	$42,920	$1,211	$13,659	$14,475	$816
Collateralized mortgage obligations (residential)	173,076	177,419	4,343	241,635	246,881	5,246
Corporate securities	39,158	40,514	1,356	24,646	24,414	(232)
Municipal securities	28,601	31,401	2,800	32,411	34,294	1,883
Total investment securities available-for-sale	$282,544	$292,254	$9,710	$312,351	$320,064	$7,713

Holdings of our investment securities decreased to $292.3 million at September 30, 2012, compared with holdings of $320.1 million at December 31, 2011.  Total investment securities as a percentage of total assets was 11.2% and 11.9%, at September 30, 2012 and December 31, 2011, respectively.  Securities with a total fair value of approximately $261.0 million and $304.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $58,000, compared with $66,000 at December 31, 2011. Our investment securities classified as available-for-sale, stated at fair values, decreased to $292.3 million at September 30, 2012, from $320.1 million at December 31, 2011.  The decrease was mostly a result of investment securities that were paid-down or called since the beginning of 2012.

As of September 30, 2012, the net unrealized gain in the investment portfolio was $9.7 million, compared to $7.7 million in net unrealized gains at December 31, 2011.  The increase in unrealized gains can be attributed to a gradual decline in Treasury yields since December 31, 2011 in addition to a tightening of investment spreads across all sectors.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts.  Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for losses on loans (including loans held-for-sale), were $2.01 billion at September 30, 2012 and $1.88 billion at December 31, 2011.  Net loans as a percentage of total assets increased to 77.0% at September 30, 2012, from 69.7% at December 31, 2011.  The increase in net loans is attributable to a decline in note sales and increased originations during the nine months ended September 30, 2012.

The following table sets forth the amount of loans outstanding and the percentage distributions of each loan category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	September 30, 2012	December 31, 2011
Construction	$20,311	$61,832
Real estate secured	1,755,725	1,627,648
Commercial and industrial	302,920	281,359
Consumer	14,153	15,080
Gross loans(1)	2,093,109	1,985,919
Unearned Income	(4,521)	(4,433)
Total loans, net of unearned income	2,088,588	1,981,486
Allowance for losses on loans	(74,353)	(102,982)
Net loans	$2,014,235	$1,878,504

Percentage breakdown of gross loans:
Construction	1.0%	3.1%
Real estate secured	83.9%	81.9%
Commercial and industrial	14.4%	14.2%
Consumer	0.7%	0.8%

(1)	Includes loans held-for-sale, which are recorded at the lower of cost or market, of $140.1 million and $53.8 million, at September 30, 2012 and December 31, 2011, respectively.

Construction loans represented 1.0% of our total loan portfolio at September 30, 2012. In response to the current real estate market and risk associated with construction loans, we have applied stricter loan underwriting policies for construction related loans. As a result, construction loans decreased to $20.3 million at the end of the third quarter of 2012, compared to $61.8 million, or 3.1% of gross loans at December 31, 2011.

Real estate secured loans consist primarily of loans secured by commercial real estate and are extended to finance the purchase and/or improvement of commercial real estate properties or businesses.  The properties may either be user owned or held for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC.  The policy provides guidelines including among other things, fair review of appraisal values limitations on loan-to-value ratios, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $1.8 billion at September 30, 2012, and $1.6 billion at December 31, 2011.  Real estate secured loans as a percentage of gross loans were 83.9% and 81.9%, at September 30, 2012 and December 31, 2011, respectively.  Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding increased to $178.9 million at September 30, 2012, and $80.6 million at December 31, 2011. The home mortgage balances include warehouse lines of credit, or short term lines of credit extended to mortgage originators to fund mortgage transactions.  Warehouse lines of credit totaled $78.3 million at September 30, 2012, and $28.1 million at September 30, 2011, and were all held-for-sale at the end of the two quarters.

Commercial and industrial loans include revolving lines of credit as well as term business loans.  Commercial and industrial loans at September 30, 2012 increased to $302.9 million, compared to $281.4 million at December 31, 2011.  Commercial and industrial loans as a percentage of gross loans totaled 14.4% at September 30, 2012, and 14.2% at December 31, 2011.

Consumer loans represented less than 1% of gross loans at September 30, 2012 and December 31, 2011.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these loans. At September 30, 2012, consumer loans declined to $14.2 million, or 0.7% of gross loans, from $15.1 million, or 0.8% of gross loans, at December 31, 2011.

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

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at September 30, 2012.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	September 30, 2012
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$20,311	$—	$—	$20,311
Real estate secured	1,139,096	533,289	83,340	1,755,725
Commercial and industrial	288,019	14,385	516	302,920
Consumer	12,946	1,207	—	14,153
Gross loans	$1,460,372	$548,881	$83,856	$2,093,109

Loans with variable interest rates	$1,194,370	$—	$—	$1,194,370
Loans with fixed interest rates	266,002	548,881	83,856	898,739
Gross loans	$1,460,372	$548,881	$83,856	$2,093,109

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At September 30, 2012, $27.9 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $8.1 million in TDR loans were classified as non-performing at September 30, 2012. Not all of our TDR loans are classified as non-performing, but all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets.

On June 26, 2009, we acquired substantially all the assets and assumed substantially all the liabilities of Mirae Bank in and FDIC assisted transaction.  In connection with the acquisition, we entered into loss-sharing agreements with the FDIC.  Under these loss-sharing agreements, the FDIC shares in the losses on assets covered under the agreements, which generally include acquired loans and foreclosed loan collateral existing at June 26, 2009.  With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses.  On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses.  The loss-sharing agreements are subject to us following servicing procedures and satisfying other conditions as specified in the agreements with the FDIC.  The term for the FDIC’s loss sharing on residential real estate loans is ten years, and the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries.

Loans and OREO covered under the loss-sharing agreements with the FDIC are referred to as “covered loans” and “covered OREO”, respectively. Covered loans and covered OREO were recorded at their estimated fair values at the time of acquisition on June 26, 2009.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	September 30, 2012	December 31, 2011	September 30, 2011
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$7,678	$12,548	$316
Real estate secured	29,726	29,088	52,776
Commercial and industrial	1,478	2,196	3,373
Consumer	—	—	—
Total non-accrual loans	38,882	43,832	56,465

Loans 90 days or more past due and still accruing: (net of SBA guarantee)
Real estate secured	—	—	—
Commercial and industrial	—	—	190
Total loans 90 days or more past due and still accruing	—	—	190

Total non-performing loans (2)	38,882	43,832	56,655

Other real estate owned	2,277	8,221	9,284
Total non-performing assets, net of SBA guarantee (3)	$41,159	$52,053	$65,939

Non-performing loans as a percentage of total loans	1.86%	2.21%	2.84%

(1)	During the periods ended September 30, 2012, December 31, 2011, and September 30, 2011, interest income related to these loans were not included in interest income.
(2)

Covered non-performing loan balances at September 30, 2012, December 31, 2011, and September 30, 2011 were $5.2 million, $14.0 million, and $16.9 million, respectively, and are included in the table above.

(3)	SBA guaranteed portions totaled $16.9 million, $18.2 million, and $16.8 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

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

In 2011, the Company sold a total of $47.3 million in non-accrual loans and $11.3 million in TDR loans that were not also classified as non-accrual. The average weighted legal discount (discount to principal balance) on the total non-accrual and TDR loans sold in 2011 was 36.1%.  All the problem loans that were sold in 2011 were secured by real estate. The Company chose to sell these loans to reduce the number of problems assets on our balance sheet. With the reduction in problem loans experienced in 2011 and the first half of 2012, the Company is no longer as active in its attempt to sell problem loans. As such we did not sell any non-accrual or TDR loans during the third quarter of 2012. We expect the level of problem loan sales in 2012 to remain fairly low compared to the previous year, although we will continue to focus on reducing problem assets by other means such as remediation and workouts with borrowers.

Total NPLs, net of SBA guaranteed portions, totaled $38.9 million, or 1.9% of total loans (gross loans net of deferred fees) at the end of the third quarter of 2012, compared with $43.8 million, or 2.2% of total loans, at December 31, 2011, and $56.7 million, or 2.8% of total loans, at September 30, 2011. Loans past due 90 or more days, and still accruing, totaled $190,000 at September 30, 2011.  There were no accruing loans past due 90 or more days at September 30, 2012 or December 31, 2011. Allowance coverage of non-performing loans at September 30, 2012 stood at 180.7%, compared to 197.8% at December 31, 2011, and 159.7% at September 30, 2011.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2012. Additional income of approximately $188,000 and $907,000 would have been recorded during the three and nine months ended September 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.  Interest income from non-accrual loans totaling $429,000 and $812,000 was excluded from interest income for the quarters ended December 31, 2011 and September 30, 2011, respectively.

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

Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At September 30, 2012, the balance of non-accrual TDR loans totaled $8.1 million, and TDRs performing in accordance with their modified terms totaled $27.9 million for the same period.  At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

For the quarter ended September 30, 2012, the balance of TDR loans, net of SBA guaranteed portions, totaled $36.0 million, compared to $22.4 million for the quarter ended December 31, 2011.  Covered TDR loan balances were $6.2 million and $7.7 million at September 30, 2012 and December 31, 2011, respectively.  Total TDR loan inflows totaled $22.3 million during the nine months ended September 30, 2012. The total inflow into TDR status included four non-covered loans that were modified during the first nine months of 2012 totaling $11.0 million.  TDR outflows during the first nine months of 2012 totaled $9.1 million, which included $6.4 million in TDR loans that were sold during the second quarter of 2012, and $1.3 million in TDR loans that were paid off during the nine months ended September 30, 2012.

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

The allowance for loan losses is comprised of two components, specific valuation allowance (“SVA”) or allowance on impaired loans that are individually evaluated, and general valuation allowance (“GVA”) or loans that are evaluated for losses in pools based on historical experience and qualitative adjustments (“QA”), or estimated losses from factors not captured by historical experience.  Historical loss experience used to calculate GVA may not entirely capture all expected credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

Pass Loans — Loans that are past due less than 30 days that do not exhibit signs of credit deterioration.  The financial condition of the borrower is sound as well as the status of any collateral.  Loans secured by cash (principal and interest) also fall within this classification.

Watch Loans — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

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

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience.  The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net loan charge-offs for the third quarter of 2012 decreased to $2.8 million, compared to $8.9 million for the third quarter of 2011. The net charge-offs for the third quarter of 2012 was comprised of $2.8 million in real estate secured net loan charge-offs and $40,000 in commercial and industrial and consumer net loan recoveries. The annualized net charge-offs to average net loans for the third quarter of 2012 was 0.57%.  Net charge-offs during the third quarter of 2011 were comprised of $8.8 million in real estate secured loans net charge-offs, and $104,000 in commercial and industrial and consumer loan net charge-offs. Annualized net charge-offs as a percentage of average net loans for the third quarter of 2011 was 1.84%.

The total allowance for loan losses at September 30, 2012 was $74.4 million compared to $103.0 million at December 31, 2011.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the third quarter of 2012 was 3.81%, and was 5.33% at the end of the fourth quarter of 2011.  Allowance coverage ratios for non-covered loans totaled 4.08% and 5.81%, at September 30, 2012 and December 31, 2011, respectively. The coverage ratios at September 30, 2012 and December 31, 2011, still remain relatively high compared to the allowance coverage ratio of our peer banks.

General valuation allowance at September 30, 2012 totaled $68.7 million, or 92.4% of total allowance for loan losses, and specific valuation allowance on impaired loans totaled $5.7 million, or 7.6% of the total allowance, at the end of the same period. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $21.2 million, or 30.9% of the GVA portion of the allowance for loan losses at September 30, 2012. At December 31, 2011, general valuation allowance portion totaled $88.9 million, or 86.4% of total allowance, while specific reserve on impaired loan totaled $14.1 million or 13.6% of the total allowance for loan losses.  QA for the fourth quarter of 2011 totaled $17.2 million, or 19.4% of the GVA portion of the allowance.

The total general valuation allowance at September 30, 2012 declined $20.2 million, or 22.7%, compared to December 31, 2011.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-off periods are dropping out of our historical horizon and more recent low level net charge-off periods are taking their place, resulting in lower loss rates in most of the Company’s loan categories.  However, with uncertainty in our current economic environment and increasing volatility in the European markets, the QA portion of our allowance for loan losses increased to account for these factors. The QA, also included in the general valuation portion of the allowance for loan losses, increased $4.0 million from $17.2 million to $21.2 million during the nine months ended September 30, 2012, an increase of 23.3% from the end of the previous year.  Total SVA portion of our allowance experienced a decline of $8.4 million, or 59.8% during the first nine months of 2012.

Allowance for loan commitments at September 30, 2012 totaled $2.4 million, a decline from $3.4 million at December 31, 2011.  At September 30, 2012, commitments to extend credit totaled $228.8 million, compared to $227.5 million at December 31, 2011.  Although total commitments to extend credit increased by $1.3 million during the first nine months of 2012, total allowance for loan commitments declined by $1.0 million during the same period. The decrease is attributable to a decline in our historical loss rates in addition to a reduction in line utilization rates during the nine months ended September 30, 2012, both of which factor into our required allowance calculations for loan commitments.

Although management believes our allowance for loan losses at September 30, 2012 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, provisions for losses, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balances:
Allowance for loan losses:
Balances at beginning of period	$89,134	$110,995	$102,982	$110,953
Actual charge-offs: *
Real estate secured	3,015	8,943	8,873	61,009
Commercial and industrial	112	3,357	2,058	7,134
Consumer	—	217	2	245
Total charge-offs	3,127	12,517	10,933	68,388

Recoveries on loans previously charged off:
Construction	—	—	20	—
Real estate secured	194	178	2,364	447
Commercial and industrial	151	3,446	911	4,138
Consumer	1	24	9	53
Total recoveries	346	3,648	3,304	4,638

Net loan charge-offs	2,781	8,869	7,629	63,750

(Credit) provision for losses on loans	(12,000)	3,180	(21,000)	58,103
Balances at end of period	$74,353	$105,306	$74,353	$105,306
Allowance for loan commitments:
Balances at beginning of year	$2,423	$4,103	$3,423	$3,926
Credit for losses on loan commitments	—	(680)	(1,000)	(503)
Balance at end of period	$2,423	$3,423	$2,423	$3,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.57%	1.84%	1.61%	4.10%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	3.81%	5.47%	3.81%	5.47%
Net loan charge-offs to allowance for loan losses at end of period	3.74%	8.42%	10.26%	60.54%
Net loan charge-offs to (credit) provision for loan losses and loan commitments	-23.18%	354.76%	-34.68%	110.68%

*     Charge-off amount for the three months ended September 30, 2012 includes net charge-offs of covered loans amounting to $53,000, which represents gross covered loan charge-offs of $264,000 million less FDIC receivable portions totaling $211,000.

*     Charge-off amount for the nine months ended September 30, 2012 includes net charge-offs of covered loans amounting to $496,000 which represents gross covered loan charge-offs of $2.5 million less FDIC receivable portions totaling $2.0 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2012:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
Junior Subordinated Debentures	$350	$—	$—	$77,321	$77,671
Operating Leases	3,702	6,362	3,635	2,463	16,162
Time Deposits	769,566	86,576	105	23	856,270
Total Obligations	$773,618	$92,938	$3,740	$79,807	$950,103

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At September 30, 2012 and December 31, 2011, we had commitments to extend credit of $228.8 million and $227.5 million, respectively.  Obligations under standby letters of credit totaled $14.0 million and $15.9 million at September 30, 2012 and December 31, 2011, respectively, and our obligations under commercial letters of credit were $9.7 million and $9.6 million at such dates, respectively.  Commitments to fund Low Income Housing Tax Credit Investments totaled $11.9 million at the end of the third quarter of 2012, compared to $15.6 million at the end of the fourth quarter of 2011.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at September 30, 2012.  There were no accruals for loss contingencies related to legal claims at December 31, 2011 and September 30, 2011.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans and investments. Total deposits decreased to $2.17 billion at September 30, 2012, compared with $2.20 billion at December 31, 2011. Total non-time deposits at September 30, 2012 increased to $1.33 billion, from $1.21 billion at December 31, 2011, and time deposits decreased to $849.8 million at September 30, 2012 from $995.3 million at December 31, 2011.

The decrease in deposits from December 31, 2011 to September 30, 2012 was primarily attributable to a $145.5 million decline in time deposits accounts offset by an increase in non-time deposits of $118.0 million.  Time deposits of $100,000 or more declined $53.0 million from $647.5 million at December 31, 2011 to $594.5 million, and other time deposits declined $92.5 million to $255.3 million at September 30, 2012 from $347.8 million at December 31, 2011.  Demand deposits, savings, and money market and negotiable order of withdrawal (“NOW”) accounts all increased from the fourth quarter of 2011 to the third quarter of 2012.

The average rate that we paid on time deposits in denominations of $100,000 or more for the third quarter of 2012 decreased to 0.78%, from 0.95% at the same period of the prior year. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.83% for the quarter ended September 30, 2011, to 0.66% for the quarter ended September 30, 2012, a decrease of 17 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	September 30, 2012		December 31, 2011		September 30, 2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$523,169	N/A	$468,272	N/A	$461,039	N/A
Savings	100,299	2.20%	94,910	2.74%	91,619	2.75%
NOW	27,310	0.23%	24,365	0.33%	23,657	0.36%
Money market	637,082	0.76%	546,972	0.85%	570,177	0.92%
Time deposits of $100,000 or more	600,204	0.78%	655,022	0.93%	650,453	0.95%
Other time deposits	274,366	0.92%	355,587	1.07%	357,289	1.07%
Total deposits	$2,162,430	0.66%	$2,145,128	0.80%	$2,154,234	0.83%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2012 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

September 30, 2012
Three months or less	$278,438
Over three months through six months	101,650
Over six months through twelve months	149,997
Over twelve months	64,415
Total	$594,500

At September 30, 2012, we had one depositor that had total combined deposits of 1.3%. Aside from this relationship, we had no other depositor that had more than 1% of total deposits aside from the California State Treasury which had a deposit balance representing 8.8% of our total deposits at September 30, 2012 and 8.7% of our deposits at December 31, 2011.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis at reasonable interest rates to augment deposit growth. Total brokered deposits, including Certificate of Deposit Account Registry Service (“CDARS”) deposits, were $5.1 million at September 30, 2012 and $9.4 million at December 31, 2011. Management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. To improve our net interest margin, as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for general business purposes, we may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  Due to recent loan demand, the Company has a large amount of liquidity on the balance sheet and as such, the Company did not have any FHLB borrowings outstanding at September 30, 2012. However, as loan demand increases, we expect to again utilize the FHLB borrowing line as a secondary source of funds.  See “Liquidity Management” below for details relating to the FHLB borrowings program.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	September 30, 2012	December 31, 2011
Balance at quarter end	$—	$60,000
Average balance during the quarter	—	105,163
Maximum amount outstanding at any month-end	—	130,000
Average interest rate during the quarter	N/A	1.29%
Average interest rate at quarter-end	N/A	0.10%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and the credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at September 30, 2012 and December 31, 2011, totaled $575.8 million and $699.2 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $218.5 million and $218.7 million, at September 30, 2012 and December 31, 2011, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 22.0% and 25.9%, at September 30, 2012 and December 31, 2011, respectively. Not including securities pledged to secured deposits, liquid assets to assets ratio at September 30, 2012 and December 31, 2011, were 13.7% and 17.8%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. As of September 30, 2012, our borrowing capacity from the FHLB was $616.5 million with no outstanding borrowings. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. September 30, 2012, availability of these lines totaled $96.9 million with no outstanding borrowings as of that date.

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

As of September 30, 2012, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

Capital Ratios

	Regulatory Adequately-	Regulatory Well-	Capital Ratios as of:
	Capitalized	Capitalized	September 30, 2012		December 31, 2011		September 30, 2011
Wilshire Bancorp & Wilshire State Bank	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank

Total capital to risk-weighted assets	8.00%	10.00%	20.61%	20.11%	20.89%	20.42%	20.15%	19.67%
Tier I capital to risk-weighted assets	4.00%	6.00%	19.33%	18.83%	19.59%	19.12%	18.75%	18.26%
Tier I capital to average assets	4.00%	5.00%	14.96%	14.58%	13.86%	13.53%	13.59%	13.24%

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

At September 30, 2012, the Company’s total Tier 1 capital was $382.4 million, compared with $369.0 million at December 31, 2011. At the Bank level, Tier 1 capital was $372.3 million at September 30, 2012, compared with $359.5 million at December 31, 2011.  The increase in Tier 1 capital was largely due to the $78.5 million in net income earned for the nine months ended September 30, 2012 offset by the decline in tier 1 capital that resulted from the redemption of the TARP preferred shares.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at September 30, 2012 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2012
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,304,723	$155,650	$548,881	$83,855	$2,093,109
Investment securities	8,384	33,972	183,348	66,603	292,307
Federal funds sold and other cash equivalents	55,846	30,000	—	—	85,846
Total	$1,368,953	$219,622	$732,229	$150,458	$2,471,262

Interest-bearing liabilities:
Savings deposits	$99,225	$—	$—	$—	$99,225
Time deposits of $100,000 or more	278,438	251,647	64,415	—	594,500
Other time deposits	53,316	180,428	21,494	104	255,342
Other interest-bearing deposits	687,494	—	—	—	687,494
Junior Subordinated Debenture	77,321	—	—	—	77,321
Total	$1,195,794	$432,075	$85,909	$104	$1,713,882

Interest rate sensitivity gap	$173,159	$(212,453)	$646,320	$150,354	$701,539
Cumulative interest rate sensitivity gap	$173,159	$(39,294)	$607,026	$757,380
Cumulative interest rate sensitivity gap ratio (based on total assets)	6.62%	-1.50%	23.21%	28.95%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of September 30, 2012.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	18.19%	4.44%
+300	13.09%	5.13%
+200	8.65%	5.47%
+100	4.51%	4.14%
0	—	—
- 100	0.58%	-6.62%
- 200	0.61%	-6.38%
- 300	0.54%	-5.94%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The Securities and Exchange Commission has informally inquired as to information regarding the internal investigation discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012 and the adjustment to the Company’s allowance for loan losses and provision for loan losses.  The Company is providing this information and cooperating fully with the SEC’s inquiry.

In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at September 30, 2012.  There were no accruals for loss contingencies related to legal claims at December 31, 2011 and September 30, 2011.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.	Risk Factors

No material changes from previous disclosures in annual report or Form 10-K, for the fiscal year ended December 31, 2011, and the quarterly report or Form 10-Q for the quarterly period ended June 30, 2012.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Unaudited Consolidated Statements of Cash Flows, for the nine months ended September 30, 2012 and 2011, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 6, 2012	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (v) Unaudited Consolidated Statements of Cash Flows, for the nine months ended September 30, 2012 and 2011, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.