Form 10-K
period 2012-12-31
WILSHIRE BANCORP INC
filed 2013-03-14
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $338.7 million (computed based on the closing sale price of the common stock at $5.47 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of Common Stock of the registrant outstanding as of March 11, 2013 was 71,296,956.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION

        This Annual Report on Form 10-K, or the "Report," the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, incorporate by reference or may incorporate by reference certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as "the Company," "we," "us," "our" unless the context requires otherwise) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, as well as the factors discussed elsewhere in this Report, including the discussion under the section entitled "Risk Factors."

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

        Deposits in Wilshire State Bank are insured up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2012, we had approximately $2.75 billion in assets, $2.15 billion in total loans (net of deferred fees and including loans held-for-sale), and $2.17 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic populations of Southern California, Dallas-Fort Worth, New Jersey, and the New York metropolitan area. Our client base reflects the ethnic diversity of these communities.

        To address the needs of our multi-ethnic customer base, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language and understanding of different traditions of our customers assists us in tailoring products and services for our customers' needs.

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations portion of our website, where such filings are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or "Exchange Act". In addition to our SEC filings, our Code of Professional Conduct, and our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. In addition, we post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Future Growth

        As part of our efforts to achieve stable and long-term profitability and respond to the changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation, and new types of lending and deposit products. To date, we have not expanded into areas of brokerage or similar investment products and services but rather, we have concentrated primarily on the core businesses of accepting deposits, making loans, and extending credit.

        In 2013, we plan to continue to closely monitor and review the loan production levels of our branches and LPOs, while increasing our marketing efforts in our prime markets. In 2011 we opened two LPOs in Newark, California, and Bellevue, Washington to complement our existing network of LPOs across the country. During 2012, we started construction on another branch office in New Jersey to add to our operations on the East Coast. The branch office in Palisades Park, New Jersey is expected to open during the first half of 2013. We previously underwent efforts to improve and enhance our loan origination and underwriting procedures, including the segregation of personnel and responsibilities related to loan sales from personnel and responsibilities related to loan underwriting processes. This separation resulted in a renewed focus for 2011 and 2012 on the underwriting of loans. We will continue to act with prudence in our lending practices and closely follow our improved underwriting policies and procedures in extending credit.

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

        Small Business Administration ("SBA") Lending Services—The SBA department mainly provides customers with access to the U.S. SBA guaranteed lending program. Through the SBA loan program, we are able to offer customers with small businesses a variety of loans to meet their needs. A portion of SBA loans are guaranteed by the Small Business Administration, with the backing of the U.S. government, making them attractive to both the Company and our customers. A significant portion of our business entails selling the guaranteed portion of SBA loans that we originate in the secondary market for a premium.

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

  •
  Documentary Collections—A means of channeling payment for goods through a bank in order to facilitate passing of funds. The bank involved acts as a conduit through which the funds and documents are transferred between the buyer and seller of goods.

        Our TFS services include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice on and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

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

  •
  SBA lending,

  •
  consumer loans, and

  •
  construction lending

  Loan Procedures

        Loan applications may be approved by the Directors Loan Committee of our Bank Board of Directors, by our management, or lending officers to the extent of their lending authority. Our Bank Board of Directors authorizes our lending limits. The President and the Chief Credit Officer of the Bank are responsible for evaluating the lending authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

        We grant individual lending authority to the President, Chief Credit Officer, and selected department managers of the Bank. Loans for which direct and indirect borrower liability exceeds an individual's lending authority are referred to the Management Loan Committee of the Bank (a six-member committee comprised of the President, Chief Credit Officer, Deputy Chief Credit Officer, and three Senior Credit Managers) or our Bank Directors Loan Committee.

        At December 31, 2012, our authorized legal lending limit was $68.3 million for unsecured loans, plus an additional $45.5 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2012 totaled $455.2 million.

        In 2012, we experienced the first increases in overall gross loan balance since early 2010 with new originations focusing primarily on commercial real estate as well as residential mortgage, including warehouse lines of credit and SBA loans. In order to gain market shares in a highly competitive environment, we offered new and refinanced loans at current pricing trends which included low fixed rates for terms of 5 to 7 years.

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

        In 2011, the loan underwriting and monitoring procedures were changed in response to the deficiency in the operating effectiveness of loan underwriting, approval, and renewal processes for certain loan originations and asset sales associated with the Company's former senior marketing officer. In response, three main changes were implemented to help remediate the deficiencies in the operating effectiveness of loan underwriting, approval, and renewal processes for certain loan originations and asset sales as well as to reduce our overall problem loan levels.

  •
  First, loan officers were separated from marketing officers and branch managers who are generally responsible for loan marketing. This was done by establishing three new underwriting centers. The three underwriting centers are overseen by credit individuals whose main job function is to objectively review and underwrite credit requests that are submitted by marketing officers or branch managers. The benefit of having independent underwriting centers is that underwriters can objectively underwrite loans with minimal influence from marketing individuals.

  •
  Second, standard underwriting procedures were revised to include calculating business, property, and global cash flows, and to ascertain business/personal net worth, and providing uniform underwriting templates. Previously, the Company did not include global cash flows in standard underwriting memos. The Company also did not have standard cash flow analysis and underwriting templates. The benefit of standardizing underwriting, especially cash flow analysis and inclusion of the global cash flow analysis, is that credit decision makers are better informed of the borrowers' financial performance and therefore are able to more soundly make credit decisions.

  •
  Finally, an enhanced standard loan monitoring procedure was implemented. This loan monitoring procedure requires underwriters to manage their loans more rigorously by performing periodic assessment of credits. Depending on loan types and risk grades, monitoring is required quarterly, semi-annually, or annually. A standard condensed monitoring form called "Compliance Certificate Memo" (CCM) was also created to effectively monitor credits by focusing on the most essential credit elements such as cash flows, payment history, property tax delinquency status, credit scores, compliance of covenants and conditions, and proper allocation of loan risk grade. The new loan monitoring procedure encourages proactive loan monitoring, and is pivotal in the early identification of problem loans.

        As a result of these measures, in 2012 we experience an improvement in overall credit quality of our loan portfolio, including year over year decreases in delinquent and non-performing loans as well as a decline in loan charge-offs.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, apartment buildings, and other commercial properties. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. Many of new originations of real estate loans, however, bear fixed rather than floating rates due to the highly competitive market environment. As such, we have expanded the number of fixed rate commercial mortgages with maturities that generally do not exceed 7 years. Some refinances of existing real estate loans also had higher LTV ratios because collateral values have decreased since initial origination five to seven years earlier. For these refinances, other factors including but not limited to good payment history, high credit scores, sufficient cash flow, and the guarantor's overall financial strength were considered to mitigate credit risks. At December 31, 2012, real estate loans, including construction loans constituted approximately 85.3% of our loan portfolio.

        Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% at origination of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan, but typically waive the prepayment penalty if the property is sold to a third party.

        Construction loans are provided to build new structures, or to substantially improve the existing structure of commercial, residential, and other income-producing properties. These loans generally have one to two year terms, with an option to extend the loan for additional periods to complete construction and to accommodate the lease-up period. We usually require a 20-30% equity capital investment by the developer and loan-to-value ratios of not more than 60-70% of the anticipated completion value.

        Our total home mortgage loan portfolio outstanding at the end of 2012 and 2011 was $111.3 million and $65.8 million, respectively. At December 31, 2012 total residential mortgage loans with interest only payments totaled $1.2 million. There were no residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages at December 31, 2011 including loans held temporarily for sale or refinancing. We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loan is sold and the line of credit are paid down. The typical duration of these lines of credit from funding to pay-down ranges from 10-30 days. At December 31, 2012 the outstanding balance of warehouse lines of credit stood at $73.2 million.

        We consider subprime mortgages to be loans secured by real estate property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers which we consider borrowers with FICO scores of at least 660. As of result, our loan portfolio currently has no subprime exposure.

        Our real estate loan portfolio is subject to certain risks, including:

  •
  a decline in the economies of our primary markets,

  •
  interest rate increases,

  •
  a reduction in real estate values in our primary markets,

  •
  increased competition in pricing and loan structure, and

  •
  environmental risks, including natural disasters.

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

        Our portfolio of commercial loans is subject to certain risks, including:

  •
  a decline in the economy in our primary markets,

  •
  interest rate increases, and

  •
  deterioration of a borrower's or guarantor's financial capabilities.

        We attempt to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) relying heavily on our committee approval system where inputs from experienced committee members with different types and levels of lending experience are fully utilized, (c) adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term assets such as account receivables and inventories are monitored on a monthly or at a minimum, on a quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

  Small Business Administration Lending Services

        SBA lending is an important part of our business. Our SBA lending business places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, New Jersey, and the New York City metropolitan area, as well as the multi-ethnic population areas surrounding our LPOs in other states. We are an SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not an SBA Preferred Lender.

        SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 11.8%, 27.1%, and 920.8% of our total net revenue for 2012, 2011, and 2010, respectively.

        Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the historic longevity of the SBA program nationally.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated on personal lines of credit and installment loans to individuals. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion, automobile loans are made to existing loan or deposit customers. Because consumer loans typically present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our efforts in consumer lending.

        Our consumer loan production has historically been comparatively small, and has always represented less than 5% of our total loan portfolio. As of December 31, 2012, our consumer loan portfolio represented 0.6% of the loan portfolio, down from 0.8% at December 31, 2011.

        Our consumer loan portfolio is subject to certain risks, including:

  •
  general economic conditions of the markets we serve,

  •
  interest rate increases, and

  •
  consumer bankruptcy laws which allow consumers to discharge certain debts.

        We attempt to reduce the exposure to such risks through (a) the direct approval of all consumer loans by reviewing each loan request and renewal individually, (b) using a dual signature system of approval, (c) adherence to written credit policies, (d) utilizing external independent credit review and (e) concentrating mostly on cash secured loans and lines of credits. .

Trade Finance Services

        Our Trade Finance Department assists our import/export customers with their international business needs. The department primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

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

        Services offered by the Trade Finance Department include the issuance and negotiation of letters of credit, as well as the handling of documentary collections. On the export side, we provide advice on and negotiation of commercial letters of credit, and we transfer and issue back-to-back letters of credit. We also provide importers with trade finance lines of credit, which allow for issuance of commercial letters of credit and financing of documents received under such letters of credit, as well as documents received under documentary collections. Exporters are assisted through export lines of credit as well as through immediate financing of clean documents presented under export letters of credit.

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $933,000, $954,000, and $985,000 in 2012, 2011, and 2010, respectively.

Deposit Activities and Other Sources of Funds

        Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively predictable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors) are less predictable. Customer deposits remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. Other borrowings may be used:

  •
  on a short-term basis to compensate for reductions in deposit inflows to less than projected levels, and

  •
  on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

        We offer a variety of accounts for depositors which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, installment savings accounts, and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. As needed, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us and other sources of funds are described below:

  Certificates of Deposit

        We offer several types of CDs with a maximum maturity of five years. The majority of our CDs all have maturities of one to twelve months and typically pay simple interest credited monthly or at maturity.

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

  Federal Home Loan Bank Borrowings

        To supplement our deposits as a source of funds for lending or other investment, we borrow funds in the form of advances from the Federal Home Loan Bank of San Francisco. We may use Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio.

        As a member of the Federal Home Loan Bank ("FHLB") system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2012, we owned $12.1 million in FHLB stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock. In addition to FHLB stock, advances can be secured by either blanket lien on loans in our portfolio under the standard credit program, and may also be secured by securities which are obligations of or guaranteed by the U.S. government under the securities backed program. At December 31, 2012, our borrowing capacity with the Federal Home Loan Bank was approximately $692.9 million, with $150.0 million in borrowings outstanding, and $542.9 million in capacity remaining.

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

Marketing

        Our marketing efforts rely principally upon local advertising, promotional activity, and upon the personal contacts of our directors, officers, and shareholders to attract business and to acquaint potential customers with our products and personalized services. We emphasize a high degree of personalized client service in order to be able to satisfy each customer's banking needs. Our marketing approach emphasizes our strength as an independent, locally-managed state chartered bank in meeting the particular needs of consumers, professionals, and business customers in the community. Our management team continually evaluates all of our banking services with regard to their profitability and makes conclusions based on these evaluations on whether to continue or modify our business plan, where appropriate.

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

        Our market has become increasingly competitive in recent years with respect to virtually all products and services that we offer. Although the general banking market is dominated by a relatively small number of major banks with numerous offices covering a wide geographic area, we compete in our niche market directly with other community banks which focus on Korean-American and other minority consumers and businesses.

        We continue to experience a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include eight locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers as well.

        A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited bilingual staff for Korean-speaking or other language customers. Although these banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality personalized service and fast local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs, in Newark, California; Bellevue, Washington; Aurora, Colorado; Atlanta, Georgia; Fort Lee, New Jersey; Dallas, Texas; Houston, Texas; and Annandale, Virginia. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of stagnation in the U.S. economy and real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2013, with our expanded coverage from our newly opened LPOs, our focus will be to cautiously increase loan originations at these offices.

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

        The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically.

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, PDA or smartphones, tablets, mail, home computer, ATMs, self-service branches, and/or in store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as such technology becomes available, the competitive pressure to be at the forefront of such advancements will be significant.

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

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85.3% of our loan portfolio at December 31, 2012 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, warehouse loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 412 full time equivalent employees (410 full-time employees and 5 part-time employees) as of December 31, 2012. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

  Regulatory Restrictions on Dividends; Source of Strength

        We are regarded as a legal entity separate and distinct from our subsidiaries. The principal source of our revenues will be dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to us without regulatory approval. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

        Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. The Dodd-Frank Act (as defined below) codified this policy as a statutory requirement; however, the Federal Reserve Board has not yet adopted regulations to implement this requirement. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

  Annual Reporting; Examinations

        We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. Furthermore, the Bank is subjected to compliance examinations by the FDIC and the California Department of Financial Institutions, or "DFI".

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

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2012, our Tier 1 risk-based capital ratio was 18.47% and our total risk-based capital ratio was 19.74%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2012, our leverage ratio was 14.87%.

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. Capital requirements are discussed further with respect to the Company and the Bank below under "Capital Requirements (Holding Company and Bank)".

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

  Anti-tying Restrictions

        Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

  Dividends

        Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with a bank holding company's capital needs, asset quality and overall financial condition. In addition, we are subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described herein. We are restricted from paying dividends under the Federal Reserve Board's capital adequacy guidelines on a consolidated basis.

        In addition, the Federal Reserve Board issued Supervisory Letter SR 09-4 on February 24, 2009 and revised such letter on March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the bank holding company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) the bank holding company's prospective rate of earnings retention is not consistent with the bank holding company's capital needs and overall current and prospective financial condition, or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

        Further, the Bank's limitations on paying dividends could, in turn, affect our ability to pay dividends to our shareholders.

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

  FIRREA

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Company and the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

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

  The TARP Capital Purchase Program

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") enacted by the U.S. Congress, which appropriated $700 billion for the purpose of restoring liquidity and stability in the U.S. financial system. On October 14, 2008, the U.S. Treasury established the Troubled Asset Relief Program's ("TARP") Capital Purchase Program under the authority granted by the EESA. Under the TARP Capital Purchase Program, the U.S. Treasury made $250 billion of capital available to U.S. financial institutions in the form of senior preferred stock investments. In connection with its purchase of preferred stock, the U.S. Treasury received a warrant entitling the U.S. Treasury to buy the participating institution's common stock with a market price equal to 15% of the preferred stock.

        As a result of the EESA, there have been numerous actions by the Federal Reserve Board, the U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts.

        Pursuant to the TARP Agreements dated December 12, 2008, we issued to the U.S. Treasury (i) 62,158 shares of the Series A Preferred Stock, and (ii) a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62,158,000. Both the Series A Preferred Stock and the Warrant were accounted for as components of Tier 1 capital.

        During the first quarter of 2012, the Company repurchased 60,000 of its 62,158 shares of preferred stock (the "Preferred Shares") from the U.S. Department of the Treasury ("Treasury") in connection with the Company's participation in the TARP Capital Purchase Program (the "CPP"). The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in a one-time increase to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million. The remaining 2,158 Preferred Shares were redeemed during the second quarter of 2012 at par value or $1,000 per share (or an actual cost of $2.2 million). During the second quarter of 2012, the Company also repurchased from Treasury the warrant to purchase 949,460 shares of the Company's common which was issued to the Treasury in connection with the CPP. The warrant was repurchased at a mutually agreed upon price of $760,000.

        On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the "ARRA") enacted by the U.S. Congress. The ARRA, among other things, imposed certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the TARP Capital Purchase Program, as long as any obligation arising from the financial assistance provided to the recipient under the TARP Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participation (the "Covered Period"). We no longer have any outstanding obligation under the TARP Capital Purchase Program.

  Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act has and may continue to result in dramatic changes across the financial regulatory system, some of which become effective and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on ours and the Bank's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will or already has:

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

  •
  Require bank holding companies and banks to be well capitalized and well managed in order to acquire banks located outside their home state.

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

  Transactions with Affiliates

        There are various statutory and regulatory limitations, including those set forth in sections 23A and 23B of the Federal Reserve Act and the related Regulation W implemented by the Federal Reserve Board, governing the extent to which the Bank will be able to purchase assets from or securities of or otherwise finance or transfer funds to us or our nonbanking affiliates. Among other restrictions, such transactions between the Bank and any one affiliate (including the Company) generally will be limited to 10% of the Bank's capital and surplus, and transactions between the Bank and all affiliates will be limited to 20% of the Bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

        In addition, any transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate generally must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

  Loans to Insiders

        Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank's loans-to-one-borrower limit (generally equal to 25% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank, and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

        FDICIA also divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank's capital ratios were above the requirements for a "well-capitalized" institution as of December 31, 2012.

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

        Funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

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

  Community Reinvestment Act

        Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as "satisfactory" in meeting community credit needs under CRA at its latest completed examination for CRA performance.

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

        In September 2007, the U.S. Securities and Exchange Commission, or SEC, and the Federal Reserve Board finalized joint rules required by the Financial Services Regulatory Relief Act of 2006 to implement exceptions provided in the GLBA for securities activities that banks may conduct without registering with the SEC as a securities broker or moving such activities to a broker-dealer affiliate. The Federal Reserve Board's final Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorities, including sweep accounts to money market funds, and with related trust, fiduciary, custodial and safekeeping needs. The final rules, which were effective starting in 2009, did not have a material effect on the Bank.

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. With limited exceptions, California law currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. The Bank currently has branches located in the States of California, Texas, New Jersey and New York. Under the FDIA, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently prohibits de novo branching into the state of California. However, under the Dodd-Frank Act, branching requirements have been relaxed so that state banks have the ability to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

  Federal Home Loan Bank System

        The Federal Home Loan Bank system, or the "FHLB," of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or the FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

  Mortgage Banking Operations

        The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and the regulations promulgated there-under which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California DFI, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. Wilshire State Bank is an approved Housing and Urban Development or ("HUD") lender or mortgagee and as such we must report to HUD. On an annual basis we are required to report our annual, audited financial and non-financial information necessary for HUD to evaluate compliance with the Fair Housing Act or ("FHA") requirements.

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

  Capital Requirements (Holding Company and Bank)

        At December 31, 2012, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See Footnote 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2012.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into three tiers. The first, "Tier 1 capital" includes common equity, our Series A Preferred Stock, and trust-preferred securities subject to certain criteria and quantitative limits. The second, "Tier 2 capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Lastly, "Tier 3 capital" consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%.

        An institution's risk-based capital, leverage capital, and tangible capital ratios together determine the institution's capital classification. An institution is treated as well capitalized if its total capital to risk-weighted assets ratio is 10.00% or more; its core capital to risk-weighted assets ratio is 6.00% or more; and its core capital to adjusted average assets ratio is 5.00% or more. In addition to the risk-based guidelines, the federal bank regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated "well-capitalized," the minimum leverage ratio of Tier 1 capital to total assets must be 3.00%.

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

        The FDIA gives the federal banking agencies the additional broad authority to take "prompt corrective action" to resolve the problems of insured depository institutions that fall within any undercapitalized category, including requiring the submission of an acceptable capital restoration plan. The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset quality and growth, (v) earnings, (vi) risk management, and (vii) compensation and benefits.

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

  Regulation Z

        On April 5, 2011, the Federal Reserve Board's Final Rule on Loan Originator Compensation and Steering (Regulation Z) became final. Regulation Z is more commonly known as regulation that implements the Truth in Lending Act. Regulation Z addresses two components of mortgage lending, i.e., loans secured by a dwelling, and implements restrictions and guidelines for: (a) prohibited payments to loan originators and (b) prohibitions on steering. Under Regulation Z, a creditor is prohibited from paying, directly or indirectly, compensation to a mortgage broker or any other loan originator that is based on a mortgage transaction's terms or conditions, except the amount of credit extended, which is deemed not to be a transaction term or condition. In addition, Regulation Z prohibits a loan originator from "steering" a consumer to a lender or a loan that offers less favorable terms in order to increase the loan originator's compensation, unless the loan is in the consumer's interest. Regulation Z also contains a record-retention provision requiring that, for each transaction subject to Regulation Z, the financial institution must maintain records of the compensation it provided to the loan originator for that transaction as well as the compensation agreement in effect on the date the interest rate was set for the transaction. These records must be maintained for two years.

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

        As a lender, one of the largest risks we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we may find it necessary to further increase the allowance for loan losses or our regulators may require us to increase this allowance. If we are unable to effectively measure and limit the risk of default associated with our loan portfolio, our business, financial condition, and profitability may be adversely impacted.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

        Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. An increase in non-performing loans could potentially lead to a decline in earnings could deplete our capital, leaving the Company undercapitalized. Non-performing loans for the year ended December 31, 2012 were $28.0 million, compared to $43.8 million, at the end of 2011, and $71.2 million at the end of 2010.

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

        While the federal funds rate and other short-term market interest rates was previously decreased substantially, the intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not decreased proportionately. This has led to a "steepening" of the market yield curve with short-term rates considerably lower than long-term notes. We may not be able to minimize our interest rate risk. In addition, while a decrease in the general level of interest rates may improve the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, it reduces our interest income, and may lead to an increase in competition among banks for deposits. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin and our overall profitability. Liquidity risk could impair our ability to fund operations, meet our obligations as they become due and jeopardize our financial condition.

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

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the

Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. As of December 31, 2012, the Bank is unable to pay dividends to the Company without prior regulatory approval.

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

        In addition, the loans that we acquired from Mirae Bank were acquired at a $54.9 million discount. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $1.9 million, $2.4 million, and $4.0 million on loans purchased at a discount was recorded as interest income during 2012, 2011, and 2010, respectively. As of December 31, 2012, the balance of the carrying value of our discount on loans was $3.4 million, which declined by $3.6 million from its carrying value of $7.0 million as of December 31, 2011 and by $51.5 million from its initial value of $54.9 million. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

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

        In connection with our acquisition of the covered loans from the FDIC, as receiver for Mirae Bank, and the indemnification agreement we entered into with the FDIC as part of such acquisition, we recorded an FDIC indemnification asset in accordance with ASC 805 (Business Combinations). In 2012, the Company recorded $7.9 million in total impairment charges to the FDIC indemnification asset as a result of overall improved credit quality in the covered loan portfolio. If actual and expected cash flows from the covered loan portfolio continues to improve over the foreseeable future, we may be required to take further impairments to the FDIC loss-share indemnification asset.

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

        The Company must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of June 30, 2009, $235.6 million, or 6.86%, of the Company's assets were covered by the FDIC loss sharing agreement compared to $113.0 million or 4.11% as of December 31, 2012. We may not be able to manage the covered assets in such a way as to always maintain loss share coverage on all such assets, which may have an adverse effect on our operations and financial condition.

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

        Negative developments in the U.S. financial market, its real estate section, and the securitization markets for the mortgage loans have resulted in uncertainty in the overall economy both domestically and globally. Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to further decline. Bank and bank holding company stock prices generally have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. 2009 was a record year for bankruptcies and bank failures. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could negatively affect our operations by restricting our business operations, including our ability to originate or sell loans, and adversely affect our financial performance.

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

        In addition, on July 21, 2010, President Obama signed the Dodd-Frank Act, the most comprehensive reform of the regulation of the financial services industry since the Great Depression of the 1930's. Among many other things, the Dodd-Frank Act provides for increased supervision of financial institutions by regulatory agencies, more stringent capital requirements for financial institutions, major changes to deposit insurance assessments by the FDIC, heightened regulation of hedging and derivatives activities, a greater focus on consumer protection issues, in part through the formation of a new Consumer Finance Protection Bureau having powers formerly split among different regulatory agencies, extensive changes to the regulation of mortgage lending, imposition of limits on interchange transaction and network fees for electronic debit transactions, repeal of the existing prohibition on payment of interest on demand deposits, the effective winding up of additional expenditures of funds under the TARP, and the imposition of a "sunset date" of December 31, 2012 on expenditures under the ARRA. Many of the Dodd-Frank Act provisions have delayed effective dates that have not yet occurred, while others require implementing regulations of Federal agencies that have not yet been adopted. There can be no assurance as to the actual impact of the EESA, the ARRA, the 2010 Tax Relief Act, the Dodd-Frank Act and their respective implementing regulations, the programs of the government agencies, or any further legislation or regulations, on the financial markets or the broader economy. A failure to stabilize the financial markets, and a continuation or worsening of the current financial market conditions, could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

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

        We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our existing capital resources at the Bank are sufficient to satisfy the Bank's capital requirements for the foreseeable future and will be sufficient to offset any problem assets. However, should our asset quality erode and require significant additional provision, resulting in consistent net operating losses at the Bank, our capital levels will decline and we will need to raise capital to support the Bank. In addition, we are subject to separate capital requirements and needs at the holding company. While we are in compliance with capital requirements at the holding company, there may be reasons in the future why we would determine to increase our capital levels at the holding company. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot be certain of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to operate in substantially the same manner as we have before, including the payment of dividends at the bank and holding company level, could be materially impaired.

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

        At December 31, 2012, approximately 85.3% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and flooding attributed to the weather phenomenon known as "El Nino." In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into the current financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions between 2008 and 2011. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

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

We may experience impairment of goodwill.

        The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at least annually. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08, a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore it would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. If management's assumptions used to evaluate goodwill are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Goodwill may be written down in future periods.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of February 28, 2013, there were approximately 71,295,706 shares of our common stock issued and outstanding, 1,499,486 shares of our authorized but unissued shares of common stock have been granted and are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the

"2008 Stock Option Plan," plus an additional 38,550 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 127,039,833 shares of our common stock remain authorized, not reserved for stock options, and available for future issuance and sale at the discretion of our Board of Directors.

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

Changes in accounting standards may affect how we record and report our financial condition and results of operations.

        Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes and their impacts on us can be hard to predict and may result in unexpected and materially adverse impacts on our reported financial condition and results of operations.

We are subject to operational risks relating to our technology and information systems.

        The continued efficacy of our technology and information systems, related operational infrastructure and relationships with third party vendors in our ongoing operations is integral to our performance. Failure of any of these resources, including but not limited to operational or systems failures, interruptions of client service operations and ineffectiveness of or interruption in third party data processing or other vendor support, may cause material disruptions in our business, impairment of customer relations and exposure to liability for our customers, as well as action by bank regulatory authorities.

Our business reputation is important and any damage to it may have a material adverse effect on our business.

        Our reputation is very important for our business, as we rely on our relationships with our current, former and potential clients and stockholders, and in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, our conduct of our business or otherwise may have a material adverse effect on our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 49,767 square feet as of the date of this report. This lease expires March 31, 2015, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rent for the lease is currently $63,517.

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

Property	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire Office	Leased	7,426ft	[2]	N/A	$11,213	Branch Office	March 2015
3200 Wilshire Boulevard, Suite 103							[w/right to extend for two
Los Angeles, California							consecutive 5-year periods]

Rowland Heights Office	Leased	2,860ft	[2]	N/A	$8,711	Branch Office	May 2016
19765 East Colima Road							[w/right to extend for two
Rowland Heights, California							consecutive 5-year period]

Western Office	Leased	4,950ft	[2]	N/A	$26,444	Branch Office	June 2015
841 South Western Avenue							[w/right to extend for two
Los Angeles, California							5-year period]

Olympic Office	Leased	9,247ft	[2]	N/A	$15,258	Branch Office	August 2019
2140 West Olympic Boulevard							[w/right to extend for two
Los Angeles, California							5-year periods]

Valley Office	Leased	7,350ft	[2]	N/A	$12,056	Branch Office	October 2017
8401 Reseda Boulevard							[w/right to extend for one
Northridge, California							consecutive 10-year period]

Van Nuys	Leased	1,150ft	[2]	N/A	$2,334	Branch Office	March 2015
9700 Woodman Avenue, # A-6							[w/right to extend for two
Arleta, California							5-year periods]

Downtown Office	Leased	5,500ft	[2]	N/A	$16,338	Branch Office	June 2019
401 East 11th Street, Suite 207-211							[w/right to extend for two
Los Angeles, California							5-year periods]

Cerritos Office	Leased	5,702ft	[2]	N/A	$10,500	Branch Office	January 2017
17500 Carmenita Road							[w/right to extend for two
Cerritos, California							5-year periods]

Gardena Office	Leased	3,325ft	[2]	N/A	$3,907	Branch Office	November 2021
1701 W. Redondo Beach Boulevard, #A							[w/right to extend for two
Gardena, California							5-year periods]

Rancho Cucamonga Office	Leased	3,000ft	[2]	N/A	$5,885	Branch Office	November 2015
8045 Archibald Avenue							[w/right to extend for three
Rancho Cucamonga, California							consecutive 5-year periods]

City Center Office	Leased	3,538ft	[2]	N/A	$18,461	Branch Office	May 2013
3500 West 6th Street, #201							[w/right to extend for three
Los Angeles, California							consecutive 5-year periods]

Irvine Office	Leased	1,960ft	[2]	N/A	$7,840	Branch Office	November 2013
14451 Red Hill Avenue							[w/right to extend for three
Tustin, California							5-year periods]

Mid-Wilshire Office	Leased	3,382ft	[2]	N/A	$11,795	Branch Office	December 2016
3832 Wilshire Boulevard							[w/right to extend for one
Los Angeles, California							4-year period]

Fashion Town Office	Leased	3,208ft	[2]	N/A	$6,163	Branch Office	March 2014
1300 South San Pedro Street							[w/right to extend for two
Los Angeles, California							consecutive 5-year periods]

Property	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Fullerton Office	Leased	1,440ft	[2]	N/A	$4,939	Branch Office	July 2013
5254 Beach Boulevard							[w/right to extend for one
Buena Park, California							consecutive 2-year period]

Huntington Park Office	Purchased	4,350ft	[2]	$710,000	N/A	Branch Office	N/A
6350 Pacific Boulevard	in 2005
Huntington Park, California

Torrance Office	Leased	2,360ft	[2]	N/A	$7,648	Branch office	June 2019
2424 Sepulveda Boulevard							[w/right to extend for two
Torrance, California							consecutive 5-year periods]

Garden Grove Office	Purchased	2,549ft	[2]	$1,535,500	N/A	Branch Office	N/A
9672 Garden Grove Boulevard	in 2005
Garden Grove, California

Manhattan Office	Leased	7,544ft	[2]	N/A	$33,843	Branch Office	September 2019
308 Fifth Avenue							[w/right to extend for one
New York, New York							consecutive 5-year period]

Bayside Office	Leased	2,445ft	[2]	N/A	$11,000	Branch Office	April 2017
210-16 Northern Boulevard							[w/right to extend for three
Bayside, New York							consecutive 5-year periods]

Flushing Office	Leased	2,300ft	[2]	N/A	$14,632	Branch Office	July 2018
150-24 Northern Boulevard							[w/right to extend for two
Flushing, New York							5-year periods]

Fort Lee Office	Leased	2,264ft	[2]	N/A	$11,451	Branch Office	May 2017
215 Main Street							[w/right to extend for one
Fort Lee, New Jersey							5-year period]

Dallas Office	Purchased	7,000ft	[2]	$1,325,000	N/A	Branch &	N/A
2237 Royal Lane	in 2003					LPO Office
Dallas, Texas

Denver Office	Leased	1,135ft	[2]	N/A	$1,466	LPO Office	September 2015
2821 South Parker Road, #415							[w/right to extend for one
Aurora, Colorado							3-year period]

Georgia Office	Leased	1,436ft	[2]	N/A	$1,765	LPO Office	March 2015
3483 Satellite Boulevard, #309 South							[w/right to extend for one
Duluth, Georgia							3-year period]

Houston Office	Leased	1,096ft	[2]	N/A	$1,758	LPO Office	March 2014
9801 Westheimer, #801
Houston, Texas

Fort Worth Office	Purchased	3,500ft	[2]	$1,100,000	N/A	Branch Office	N/A
7553 Boulevard, #26	in 2009
North Richland Hills, Texas

Virginia Office	Leased	1,150ft	[2]	N/A	$2,190	LPO Office	May 2014
7535 Little River Turnpike, #310A							[w/right to extend for one
Annandale, Virginia							2-year period]

Washington Office	Leased	136ft	[2]	N/A	$831	LPO Office	November 2013
10900 Northeast 8th Street, #1000							[auto renewal with
Bellevue, Washington							initial terms]

New Jersey Office	Leased	800ft	[2]	N/A	$1,650	LPO Office	March 2013
215 Main Street, #201							[w/right to extend for one
Fort Lee, New Jersey							2-year period]

Northern California Office	Leased	145ft	[2]	N/A	$878	LPO Office	May 2014
39899 Balentine Drive, #200							[auto renewal with
Newark, California							Initial terms]

Palisades Park Office**	Leased	3,405ft	[2]	N/A	$9,956	Branch Office	October 2019
303 Broad Avenue							[w/right to extend for two
Palisades Park, New Jersey							5-year period]

*
Monthly rent is based on figures at December 31, 2012

**
Palisades Park branch office is currently under construction is expected to open during the first half of 2013

        The Company has three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services (see footnote 20). Our LPO office properties are part of our Small Business Administration Lending Services, while the rest of the branch offices are used by our Banking Operations. Trade Finance Services is located in our primary banking facilities. Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

        The Securities and Exchange Commission previously informally inquired as to information regarding the internal investigation discussed in the Company's Annual Report on Form 10-K filed with the SEC on March 15, 2012 and the adjustment to the Company's allowance for loan losses and provision for loan losses. On October 31, 2012, the Company was informed that the Securities and Exchange Commission was ending its informal investigation in the matters above, with no actions to be taken.

        In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled $265,000 at December 31, 2012. There were no accruals for loss contingencies related to legal claims at December 31, 2011. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.    Mine Safety Disclosures

  Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

	Closing Sale Price
	High	Low
Year Ended December 31, 2012
First Quarter	$4.98	$3.50
Second Quarter	$5.47	$4.51
Third Quarter	$6.67	$5.37
Fourth Quarter	$6.55	$5.59
Year Ended December 31, 2011
First Quarter	$8.01	$4.77
Second Quarter	$5.34	$2.92
Third Quarter	$3.32	$2.42
Fourth Quarter	$3.63	$2.49

        On March 11, 2013, the closing sale price for the common stock was $6.38, as reported on the NASDAQ Global Select Market.

Shareholders

        As of March 11, 2013, there were 130 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

        As a California corporation, we are restricted under the California General Corporation Law ("CGCL") from paying dividends under certain conditions. Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings immediately prior to the dividend payout at least equals the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1 1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must be equal to at least 1 1/4 times current liabilities. In certain circumstances, we may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to our shareholders.

        It has been our general practice to retain earnings for the purpose of increasing capital to support growth, and no cash dividends were paid to shareholders prior to 2005. However, we began paying a cash dividend to our common shareholders beginning in the first quarter of 2005. In light of increased credit cost associated with the increase in non-performing loans, the Board of Directors approved a temporary suspension of our common stock dividend in 2010. We continued to pay cash dividends to the holders of our Series A Preferred Stock pursuant to our agreements under the TARP Capital Purchase Program through July 2012, after which dividends were no longer paid as the Company redeemed all of its outstanding TARP preferred stock. All dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend to our common shareholders must also comply with the restrictions associated with our Junior Subordinated Debentures as well as applicable bank regulations.

        The last cash dividend paid to our common shareholders was declared on February 23, 2010 and paid on April 15, 2010. Cash dividends to our common shareholders have since been suspended. The following table shows cash dividends to US Treasury for our previously held preferred stock for the two years ended December 31, 2012:

DATE PAID	PERIOD	RATE	AMOUNT PAID
February 15, 2011	Nov 16, 2010 - Feb 15, 2011	5.00%	$776,975
May 16, 2011	Feb 16, 2011 - May 15, 2011	5.00%	$776,975
August 15, 2011	May 16, 2011 - Aug 15, 2011	5.00%	$776,975
November 15, 2011	Aug 16, 2011 - Nov 15, 2011	5.00%	$776,975
February 15, 2012	Nov 16, 2011 - Feb 15, 2012	5.00%	$776,975
April 3, 2012	Feb 16, 2012 - April 3, 2012	5.00%	$400,200
May 15, 2012	Feb 16, 2012 - May 15, 2012	5.00%	$26,975
July 5, 2012	May 16, 2011 - July 5, 2012	5.00%	$15,279

*
The Company redeemed 60,000 shares of preferred stock during the first quarter of 2012 and redeemed the remaining 2,158 shares during the second quarter of 2012.

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

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Incentive Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock

Incentive Plan, there were stock options outstanding to purchase 1,466,412 shares of our common stock as of December 31, 2012.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in May 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 38,550 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2012 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights*	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans**
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,540,123	$5.63	1,413,701
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	1,540,123	$5.63	1,413,701

*
Includes restricted stock awards

**
Does not includes securities reflected in column (a)

 Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada, and Alaska. Both the SNL $1 Billion—$5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Wilshire Bancorp Inc.	$100.00	$118.17	$109.96	$102.74	$48.94	$79.15
NASDAQ© Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL© $1B - $5B Bank Index	100.00	82.94	59.45	67.39	61.46	75.78
SNL© Western Bank Index	100.00	97.37	89.41	101.31	91.53	115.50

Source:
SNL Financial LC, Charlottesville, VA

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the five years ended December 31, 2012. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7 below:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Summary Statement of Operations Data:
Interest income	$116,957	$129,964	$156,420	$158,354	$148,633
Interest expense	17,055	22,589	42,704	58,891	66,014
Net interest income before (credit) provision for losses on loans and loan commitments	99,902	107,375	113,716	99,463	82,619
(Credit) provision for losses on loans and loan commitments	(34,000)	59,100	150,800	68,600	12,110
Noninterest income	28,249	23,805	35,912	57,316	20,646
Noninterest expenses	74,179	68,785	67,376	57,369	48,400
Income (loss) before income taxes	87,972	3,295	(68,548)	30,810	42,755
Income taxes (benefit) provision	(4,333)	33,625	(33,790)	10,686	16,282
Preferred stock cash dividend, accretion of preferred stock, and one-time adjustment from repurchase of preferred stock	1,401	(3,658)	(3,626)	(3,620)	(155)
Net income (loss) available to common shareholders	93,706	(33,988)	(38,384)	16,504	26,318
Per Common Share Data:
Net income (loss) available to common shareholders:
Basic	$1.31	$(0.61)	$(1.30)	$0.56	$0.90
Diluted	$1.31	$(0.61)	$(1.30)	$0.56	$0.90
Book value per common share	$4.80	$3.49	$5.72	$7.01	$6.65
Weighted average common shares outstanding:
Basic	71,288,484	55,710,377	29,486,351	29,420,291	29,368,762
Diluted	71,375,150	55,710,377	29,486,351	29,429,299	29,407,388
Year-end common shares outstanding	71,295,144	71,282,518	29,477,638	29,483,307	29,413,757

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Summary Statement of Financial Condition Data:
Total loans, net of unearned income(1)	$2,152,340	$1,981,486	$2,326,624	$2,427,441	$2,051,528
Allowance for loan losses	63,285	102,982	110,953	62,130	29,437
Other real estate owned	2,080	8,221	14,983	3,797	2,663
Total assets	2,750,863	2,696,854	2,970,525	3,435,997	2,450,011
Total deposits	2,166,809	2,202,309	2,460,940	2,828,215	1,812,601
Federal Home Loan Bank advances(2)	150,000	60,000	135,000	232,000	260,000
Junior subordinated debentures	61,857	87,321	87,321	87,321	87,321
Total shareholders' equity	342,417	309,582	229,162	266,135	255,060
Performance ratios:
Return on average total equity(3)	30.18%	-11.46%	-12.69%	7.42%	14.14%
Return on average common equity(4)	30.18%	-16.66%	-17.96%	7.80%	14.30%
Return on average assets(5)	3.55%	-1.10%	-1.04%	0.67%	1.14%
Net interest margin(6)	4.22%	4.34%	3.76%	3.60%	3.81%
Efficiency ratio(7)	57.88%	52.44%	45.03%	36.59%	46.87%
Net loans to total deposits at year end	96.41%	85.30%	90.03%	83.63%	111.56%
Common dividend payout ratio	0.00%	0.00%	-3.84%	35.65%	22.34%
Capital ratios:
Average common shareholders' equity to average total assets	11.76%	7.39%	6.39%	7.08%	7.89%
Tier 1 capital to quarter-to-date average total assets	14.87%	13.86%	9.18%	9.77%	13.25%
Tier 1 capital to total risk-weighted assets	18.47%	19.59%	12.61%	14.37%	15.36%
Total capital to total risk-weighted assets	19.74%	20.89%	14.00%	15.81%	17.09%
Asset quality ratios:
Non-performing loans to total loans(8)	1.30%	2.21%	3.06%	2.92%	0.76%
Non-performing assets to total loans and other real estate owned(9)	1.39%	2.62%	3.68%	3.07%	0.89%
Net charge-offs to average total loans	0.40%	3.16%	4.33%	1.57%	0.26%
Allowance for loan losses to total loans at year end	2.94%	5.20%	4.77%	2.56%	1.43%
Allowance for loan losses to non-performing loans	226.40%	234.95%	155.76%	87.78%	189.27%

(1)
Total loans is the sum of loans receivable and loans held-for-sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs)

(2)
At December 31, 2012, our borrowing capacity with Federal Home Loan Bank was $692.9 million, with $542.9 million in remaining capacity

(3)
Net income divided by average total shareholders' equity

(4)
Net income available to common shareholders, divided by average common shareholders' equity

(5)
Net income divided by average total assets

(6)
Represents net interest income as a percentage of average interest-earning assets

(7)
Represents the ratio of noninterest expense to the sum of net interest income before provision for losses on loans and loan commitments and total noninterest income

(8)
Non-performing loans consist of non-accrual loans, loans past due 90 days or more, and restructured loans

(9)
Non-performing assets consist of non-performing loans (see note no. 8 above), and other real estate owned

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2012. The discussion should be read in conjunction with our consolidated financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

  Introduction

        Wilshire Bancorp, Inc. ("the Company") succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. We operate a community bank in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

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

        In 2010 and 2011, we experienced significant losses due primarily to an increase in provision for loans losses and loan commitments that resulted from deterioration in the loan portfolio. Management was successful in reversing this trend in 2012 and returning the Company to its most profitable year in history. During 2012, we experienced significant improvement in overall credit quality of our loan portfolio.

        Over the past several years, our network of branches and LPOs has expanded geographically. We currently maintain twenty-four branch offices and eight LPOs. We expanded our network of LPOs and established two new offices in Newark, California, and Bellevue, Washington in 2011. In 2012 we started construction on a branch office in Palisades Park, New Jersey which will expand our presence in our East Coast market. The Palisades Park branch is expected to be open during the first half of 2013. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using strategic planning and market analysis, as our needs and resources permit.

        At December 31, 2012, we had approximately $2.75 billion in assets, $2.15 billion in total loans (net of deferred fees and including loans held-for-sale), and $2.17 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the East Coast market.

2012 Key Performance Indicators

        We believe the following were key indicators of our operations during 2012:

  •
  Our total assets increased to $2.75 billion at the end of 2012, an increase of 2.0% from $2.70 billion at the end of 2011.

  •
  Our total deposits decreased to $2.17 billion at the end of 2012, or a decrease of 1.6% from $2.20 billion at the end of 2011.

  •
  Our total loans increased to $2.15 billion at the end of 2012, an increase of 8.6% from $1.98 billion at the end of 2011.

  •
  Total net interest income before credit for loan losses decreased to $99.9 million in 2012, or a decline of 7.0%, from $107.4 million in 2011.

  •
  We had a negative provision for loss on loans and loan commitments totaling ($34.0) million in 2012, compared to a provision for losses on loans and loan commitments of $59.1 million in 2011.

  •
  Total noninterest income increased to $28.2 million in 2012, an increase of 18.7% from $23.8 million in 2011.

  •
  Total noninterest expense increased to $74.2 million or 7.8% in 2012, compared to $68.8 million in 2011. The increase is mainly due to the impairment charge of $7.9 million taken on the FDIC loss-share indemnification asset during 2012.

        Net income available for common shareholders for 2012 increased to $93.7 million, or $1.31 per basic and diluted common share, compared with a net loss available to common shareholders of $34.0 million, or $0.61 per basic and diluted common share in 2011. The increase in net income was primarily attributable to the negative provision for losses on loans and loan commitments in 2012 in addition to the deferred tax asset valuation reversal during the year. Compared to 2011, provision for losses on loans and loan commitments declined $93.1 million to a negative provision for losses on loans and loan commitments of $34.0 million in 2012. In addition, the deferred tax assets valuation allowance recorded in 2011 was reversed during 2012 significantly reducing our total tax expense. The decrease in provisions for losses on loans and loan commitments was a result of significant improvements in credit quality of the loan portfolio.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based upon our financial statements, and has been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, valuation of held-for-sale loans, valuation of OREO, the evaluation of goodwill for impairment and intangible assets, evaluation of FDIC loss-share indemnification impairment, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

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

        Under ASC 320-10, investment securities that management has the positive intent and ability to hold-to-maturity are classified as "held-to-maturity" and recorded at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities". Securities not classified as held-to-maturity or trading securities are classified as "available-for-sale" and recorded at fair value. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

        The classification and accounting for investment securities are discussed in detail in Notes 1 and 4 of the footnotes to the consolidated financial statements presented later in this report. Under ASC 320-10, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other-than-temporarily impaired.

        The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting. The third party provides fair values derived from a proprietary matrix pricing model which utilizes several different sources for pricing. The fair values for our investment securities are updated on a monthly basis. The values received are tested annually and are validated using prices received from another independent third party source. We also perform an analysis on the broker quotes received from third parties to ensure that the prices represent a reasonable estimate of the fair value. The procedures include, but are not limited to, initial and on-going review of third party pricing methodologies, review of pricing trends, and monitoring of trading volumes. We ensure whether prices received from independent brokers represent a reasonable estimate of fair value through the use of internal and external cash flow models developed based on spreads, and when available, market indices. As a result of this analysis, if we determine there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Impairments related to credit issued must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2012. Investment securities are discussed in more detail in Note 1 and 4 in the footnotes to our consolidated financial statements presented later in this report.

        As required under Financial Accounting Standards Board ("FASB") ASC 320-10-35-18, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making other-than-temporary impairment assessment for our portfolio of residual securities. We consider factors such as remaining payment terms of the security, prepayment speeds, and the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

        As of December 31, 2012 and December 31, 2011, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, residential collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2012 and 2011 until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. There were no unrealized losses on our investment in municipal and corporate securities at December 31, 2012.

Small Business Administration Loans

        Certain SBA loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or market value, determined on an aggregate basis. A valuation allowance is established if the market value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee ("ESF"). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The sales gain is recognized from the difference between the proceeds and the book value allocated to the sold portion in accordance with ASC 860 (Transfers and Servicing).

        We allocate the book value of the related loans among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following: The amount received from the sale represents the fair value of the sold portion. The fair value of the retained portion is computed by discounting its future cash flows over the estimated life of the loan. We calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at an above average discount rate and a range of constant prepayment rates of the related loans.

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

Allowance for Loan Losses

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and a reserve for unfunded loan commitments which is established by a periodic provision for loan losses charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.

        The allowance for loan losses is comprised of two components, specific valuation allowance ("SVA") or allowance on impaired loans that are individually evaluated, and general valuation allowance ("GVA") or loans that are evaluated for losses in pools based on historical experience and qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. Historical loss experience used to calculate GVA may not entirely capture all expected credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Watch Loans—Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure should be documented.

  Substandard—Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

  Doubtful—Loans having all the weakness inherent in a "substandard" classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

        We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan classes used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), trends in real estate value, and other factors. Although the QA takes into consideration different loan segments and loan classes, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or "GAAP". All these components are combined for a final allowance for loan losses figure on a quarterly basis.

Non-Accrual Loan Policy

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days or more delinquent unless management believes the loan is adequately collateralized and in the process of collection. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Loans Held-For-Sale

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

        If the Company has the intention to sell a note and if all of the criteria above are met, then the loan is be categorized as held-for-sale as of the date the decision is made. Once classified as "held-for-sale", the loan is measured at the lower of its carrying amount or fair value. Provisions and reserves are recorded to reflect a decline in fair value if the fair value is less than the loan carrying amount. Any subsequence decline or increase in fair value for held-for-sale loans are accounted for as an increase or decrease in valuation allowance for held-for-sale loans which directly affects earnings. When loans are classified as held-for-sale, the discount or premium is not amortized, but interest and expenses related to the note continue to be accrued. Loans transferred to held-for-sale continue to be recorded the same past due and non-accrual treatment as other loans, if necessary. A valuation allowance may be recorded on loans categorized as held-for-sale and not sold in subsequent quarters if the fair value of the loan or underlying property declines based on quoted prices or appraisals.

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

Goodwill and Intangible Assets

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York in 2006, and intangible assets from the FDIC assisted acquisition of Mirae Bank in 2009. As of December 31, 2012 goodwill stood unchanged from the previous year at $6.7 million, all of which is related to the Liberty Bank acquisition located in the East Coast. $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. Unamortized core deposit intangibles at December 31, 2012 totaled $491,000 and $546,000 related to the Liberty and Mirae Bank transaction, respectively.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four East Coast branches. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

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

        Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

        During the fourth quarter of 2012, management assessed the qualitative factors to determine whether it was more likely than not that the fair value of the East Coast unit was less than its carrying amount. Based on the analysis of these factors, management determined that it was more likely than not that test, the fair value exceeded the carrying amount and therefore conclude that the two-step goodwill impairment test did not need to be performed. The Company will continue to monitor the performance of the East Coast branches and perform an analysis for goodwill impairment on an annual basis, or more frequently, as needed.

FDIC Indemnification Asset

        With the acquisition of Mirae Bank, the Bank entered into a loss-sharing agreement with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss-sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification asset was accounted for on the date of the acquisition at fair value by adding the present value of all the cash flows that the Company expected to collect from the FDIC based on expected losses to be incurred on the covered loan portfolio based on the terms of the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was estimated at the time of acquisition, the FDIC indemnification and the impact to the allowance for loan losses will decrease and increase, respectively. When covered loans are paid-off, the FDIC indemnification asset is offset with interest income and the corresponding allowance for loan losses is reversed. Covered loans that become impaired with losses in excess of initially estimated, results in an increase in the allowance for loan losses and an increase in the indemnification asset by the insured amount.

        In 2012, we recorded an impairment of $7.9 million on the FDIC loss-share indemnification asset as expected cashflows had increased from cashflows estimated at acquisition. No impairment charges were recorded on the indemnification asset prior to 2012. The remaining balance of the FDIC loss-share indemnification, net of impairment, was $5.4 million at December 31, 2012.

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

        ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Tax positions not meeting the "more likely than not" test results in no tax benefit being recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $751,000 and related interest of $50,000 in 2012 and recognized an increase in the liability for unrecognized tax benefit of $178,000 and related interest of $23,000 in 2011. As of December 31, 2012, the total unrecognized tax benefit that would affect the effective rate if recognized was $1.3 million, which is comprised of the state exposure from California Enterprise Zone net interest deductions and anticipated adjustments from currently on-going IRS examination.

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

        Our average net loans (gross loans including held-for-sale, less allowance for loan losses and deferred fees and costs) were $1.92 billion in 2012, compared with $2.02 billion in 2011, and $2.36 billion in 2010, representing a decrease of 5.1% in 2012, and a decrease of 14.3% in 2011 from each of the prior annual periods. The decrease in loans in 2012 was due to higher pay-downs and pay-offs in 2012 than origination. Average interest-earning assets were $2.39 billion in 2012, compared with $2.50 billion in 2011 and $3.06 billion in 2010, representing a decrease of 4.5% in 2012 and a decrease of 18.3% in 2011 from each of the prior annual periods. Our average interest-bearing deposits decreased 4.8%, to $1.66 billion in 2012, and decreased by 26.9%, to $1.74 billion in 2011, compared with $2.38 billion in 2010. Together with other borrowings (see "Financial Condition—Deposits and Other Sources of Funds" below), average interest-bearing liabilities decreased 12.2% to $1.75 billion in 2012, and decreased by 23.7% to $1.99 billion in 2011, compared to $2.61 billion in 2010.

        Our yields on interest-earnings assets were 4.94% in 2012, 5.24% in 2011, and 5.16% in 2010. Average yield on interest-earning assets increased 8 basis points to 5.24% during 2011 largely due to improvements in credit quality which reduced the amount of non-accrual interest reversals. In 2012, average yield on interest earning assets was reduced to 4.94%, or 30 basis points, from the previous year as a result of the decline in loan yields. In 2012, loans were originated at rates that were lower than the average weighted rate of the existing loan portfolio. This contributed to the reduction in loan yields, and ultimately yields on interest earning assets. Total interest income declined 10.0% in 2012 to $117.0 million and declined 16.9% in 2011 to $130.0 million, down from $156.4 million in 2010. The decrease from 2011 to 2012 was again related to new loans being originated at lower rates. Interest expense meanwhile has continued to decline, decreasing 24.5% to $17.1 million in 2012 and 47.1% to $22.6 million in 2011, compared with $42.7 million in 2010. The decline in interest expense for 2011 and 2012 was attributable to a steady reduction in deposit rates, a the reduction in higher costing time deposits, and a reduction in in the cost of other borrowings throughout these periods.

        Although interest expense has continued to decline from 2010 to 2012, net interest income before credit or provision for loan losses and loan commitments declined from $113.7 million in 2010, to $107.4 million in 2011, and $99.9 million in 2012. This represents a net interest income decline of 5.6% in 2011, and a 7.0% decline in 2012, compared to the previous years' figures. As a result of our lowered cost of funds in 2011, our net interest spread increased from 3.52% in 2010, to 4.11% in 2011, but declined to 3.96% in 2012 as a result of the 30 basis point decline in yield on average earning assets. The net interest margin improved from 3.76% in 2010, to 4.34% in 2011, but declined in 2012 to 4.22%.

        The following table sets forth, for the periods indicated, average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Net loans(1)	$1,917,423	$109,367	5.70%	$2,020,036	$121,707	6.02%	$2,358,149	$140,028	5.94%
Securities of government sponsored enterprises	231,535	4,011	1.73%	285,039	5,500	1.93%	484,974	12,928	2.67%
Other investment securities(2)	66,325	2,155	4.49%	43,241	1,677	6.00%	43,025	1,798	6.79%
Federal funds sold	170,754	1,424	0.83%	149,709	1,080	0.72%	169,461	1,666	0.98%

Total interest-earning assets	2,386,037	116,957	4.94%	2,498,025	129,964	5.24%	3,055,609	156,420	5.16%
Total noninterest-earning assets	214,236			260,763			287,803
Total assets	$2,600,273			2,758,788			$3,343,412

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	$621,638	$4,768	0.77%	$590,198	$5,291	0.90%	$880,618	$11,755	1.33%
Super NOW deposits	26,154	71	0.27%	23,869	84	0.35%	22,104	97	0.44%
Savings deposits	100,740	2,371	2.35%	89,582	2,487	2.78%	77,484	2,380	3.07%
Time deposits of $100,000 or more	611,922	4,968	0.81%	658,862	6,345	0.96%	745,139	10,370	1.39%
Other time deposits	295,305	2,843	0.96%	377,491	4,334	1.15%	654,099	12,495	1.91%
FHLB borrowings and other borrowings	8,806	16	0.18%	163,227	2,057	1.26%	142,759	3,124	2.19%
Junior subordinated debenture	83,883	2,018	2.41%	87,321	1,991	2.28%	87,321	2,483	2.84%

Total interest-bearing liabilities	1,748,448	17,055	0.98%	1,990,550	22,589	1.13%	2,609,524	42,704	1.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	510,544			462,443			427,388
Other liabilities	35,448			41,129			32,605

Total noninterest-bearing liabilities	545,992			503,572			459,993
Shareholders' equity	305,833			264,666			273,895

Total liabilities and shareholders' equity	$2,600,273			$2,758,788			$3,343,412

Net interest income		$99,902			$107,375			$113,716

Net interest spread(3)			3.96%			4.11%			3.52%

Net interest margin(4)			4.22%			4.34%			3.76%

(1)
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $2.80 million, $3.41 million, and $2.83 million for the years ended December 31, 2012, 2011, and 2010, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs, and include loans placed on non-accrual status.

(2)
Represents tax equivalent yields, non-tax equivalent yields for 2012, 2011, and 2010 were 3.25%, 3.88%, and 4.18%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2012 vs. 2011 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2011 vs. 2010 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$(6,022)	$(6,318)	$(12,340)	$(24,653)	$6,332	$(18,321)
Securities of government sponsored enterprises	(964)	(525)	(1,489)	(4,448)	(2,980)	(7,428)
Other Investment securities	784	(306)	478	60	(181)	(121)
Federal funds sold	163	181	344	(178)	(408)	(586)

Total interest income	(6,039)	(6,968)	(13,007)	(29,219)	2,763	(26,456)

Interest expense:
Money market deposits	271	(794)	(523)	(3,239)	(3,226)	(6,465)
Super NOW deposits	7	(20)	(13)	40	(53)	(13)
Savings deposits	289	(405)	(116)	1,199	(1,092)	107
Time deposit of $100,000 or more	(430)	(947)	(1,377)	(1,100)	(2,926)	(4,026)
Other time deposits	(856)	(635)	(1,491)	(4,199)	(3,960)	(8,159)
FHLB advances and other borrowings	(1,072)	(969)	(2,041)	2,408	(3,475)	(1,067)
Junior subordinated debenture	(80)	107	27	—	(492)	(492)

Total interest expense	(1,871)	(3,663)	(5,534)	(4,891)	(15,224)	(20,115)

Change in net interest income	$(4,168)	$(3,305)	$(7,473)	$(24,328)	$17,987	$(6,341)

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

        Through the enhancement of our loan underwriting standards, proactive credit follow-up procedures, and aggressive disposal of problem loans through charge-offs and note sales, we experienced a substantial improvement in our overall credit quality of our loans in 2011 and again in 2012. Our provision for losses on loan and loan commitments declined $93.1 million which resulted in an overall credit for loan losses and loan commitments of $34.0 million in 2012, and a decrease of 60.8% to $59.1 million in provision for loan losses in 2011, from $150.8 million provision for loan losses in 2010. The improvement in credit quality coupled with a reduction in overall loan charge-offs resulted in continued reductions in credit costs from 2010 to 2012. The sales of problems loans contributed to the reduction of non-performing and potential non-performing loans in 2010 and 2011. Total non-performing loans were reduced to manageable levels in 2012, thereby reducing problem note sales during the year.

        In 2011, problem loans with a carrying balance of approximately $83.5 million were sold to help resolve and reduce our problem loans and potential problem loans. The problem loans sold in 2011 were all secured by real estates and $47.3 million were on non-accrual status, while $11.3 million were classified as TDR loans at the time of the sale. The loans that were sold in 2011 were sold at an average weighted discount to principal balance of 33.6%. With improvement in credit quality and a reduction in non-performing loan experienced in 2012, the carrying balance of problem loans sold was reduced to $12.7 million. Of the loans sold in 2012, $6.4 million were non-accrual loans, and $805,000 were TDR loans when sold. Loan secured by shopping centers and multifamily residential properties made up the bulk of the problem loans sold in 2012. The average weighted discount to principal balance of loan sold in 2012 was 39.8%.

        Total charge-offs in 2012 totaled $13.9 million compared to $72.5 million in 2011, and $109.2 million in 2010. Included in the total credit or provision for loan losses and loan commitments was the recapture of losses on loan commitments of $2.4 million in 2012, recapture of losses on loan commitments of $503,000 in 2011, and provision for losses on loan commitments of $1.4 million in 2010. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, are described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Noninterest Income

        Total noninterest income increased to $28.2 million in 2012 and decreased to $23.8 million in 2011 from $35.9 million in 2010. Noninterest income was 1.1% of average assets in 2012, 0.9% of average assets in 2011, and 1.1% of average assets in 2010. We currently earn noninterest income from various sources, including deposit fees, gains from the sale of loans and securities, fee derived from servicing loans, and the income stream provided by bank owned life insurance, or BOLI, in the form of an increase in cash surrender value.

        The following table sets forth the various components of our noninterest income for the periods indicated:

Noninterest Income

(Dollars in Thousands)

	2012		2011		2010
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charge on deposit accounts	$12,672	44.9%	$12,570	52.8%	$12,545	34.9%
Net gain on sale of loans	6,393	22.6%	2,102	8.8%	6,261	17.4%
Loan-related servicing fees	5,267	18.6%	4,615	19.4%	4,163	11.6%
Gain on sale or call of securities	3	0.0%	99	0.4%	8,782	24.5%
Other income	3,914	13.9%	4,419	18.6%	4,161	11.6%

Total	$28,249	100.0%	$23,805	100.0%	$35,912	100.0%

Average assets	$2,600,273		$2,758,788		$3,343,412

Noninterest income as a % of average assets		1.1%		0.9%		1.1%

        Services charge on deposits continues to be the largest source of noninterest income and accounted for 44.9% of total noninterest income in 2012. Service charges on deposit accounts totaled $12.7 million, $12.6 million and $12.5 million for the twelve months ended December 31, 2012, 2011, and 2010, respectively. Although total deposits declined year over year from 2010 to 2012, service charges on deposit accounts remained stable increasing slightly each year. Increases in service charge fees in addition to an increase in analysis fee charges on demand deposit accounts helped to maintain consistent levels of service charge income on deposit accounts. Analysis fees charges increased as total demand deposit accounts have increased year over year from 2010 to 2012. We constantly review service charge rates to maximize service charge income while maintaining a competitive edge in our markets.

        Net gain on sale of loans, representing approximately 22.6% of our total noninterest income in 2012 was our next largest source of noninterest income. Net gain on sale of loans declined from $6.3 million in 2010 to $2.1 million in 2011, but then increased to $6.4 million in 2012. The decrease in net gain sale of loans in 2011 compared to 2010 was largely due the losses recorded from the sale of problem CRE loans. With the improvements in credit quality experienced in 2011 and 2012, the number of problems loans sold has significantly declined resulting in a decrease in loss on sale of loans. Gains from the sale of guaranteed portions of SBA loans totaled $5.7 million in 2012, $10.9 million in 2011, and $5.7 million in 2010. The sale of problem loans resulted in a net gain of $1.1 million in 2012, a net loss of $6.0 million in 2011, and a gain of $105,000 in 2010. Gains from the sale of mortgage loans totaled $295,000, $217,000, and $425,000 for years ended December 31, 2012, 2011, and 2010, respectively. Also included in net gain on sale of loans is the valuation of loans held-for-sale. The valuation expense on loans held-for-sale totaled $690,000 for the year ended December 31, 2012, and $3.1 million in 2011. We did not have any valuations on held-for-sale loans in 2010.

        Our third largest source of noninterest income in 2012 was loan-related servicing fees, which represented approximately 18.6% of our total noninterest income. Loan related servicing fee income consists of trade-financing fees, servicing fees related to mortgage and warehouse loans sold, and servicing fees on SBA loans sold. In 2012, loan-related servicing fees increased to $5.3 million, compared to $4.6 million in 2011, and $4.2 million in 2010. The servicing fee income on sold loans is credited when we collect the monthly payments on the sold loans we are servicing and charged by the monthly amortization of servicing rights and interest only strips ("I/O strip) that we originally capitalized upon sale of the related loans. Such servicing rights and I/O strips are also charged against the loan service fee income account when the sold loans are paid off.

        Gains from sales or calls of securities totaled $3,000 in 2012 and $99,000 in 2011. These gains represented gains from the call of investments securities during those periods. Total gains from the sale of securities totaled $8.8 million in 2010. The reduction in gains from the sale or call of securities declined in 2011 and 2012 as there were no sales of investment securities during these periods.

        Other noninterest income represented income from wire fees, insurance fees, other earning assets income, loan referral fees, SBA loan packaging fees, increase in cash surrender value of BOLI, and other miscellaneous income. Other income decreased to $3.9 million for 2012, compared to $4.4 million in 2011, and $4.2 million in 2010.

Noninterest Expense

        Total noninterest expense increased to $74.2 million in 2012, from $68.8 million in 2011, and $67.4 million in 2010. The increase in 2011 was due largely to increases in OREO expenses and professional fees, specifically audit and legal fees. The increase in noninterest expense in 2012 was primarily due to the FDIC indemnification asset impairment of $7.9 million and an increase in salaries and employee benefits of $5.9 million offset by a reduction in professional fees of $2.3 million. Noninterest expense as percentage of average assets increased to 2.9% in 2012, from 2.5% in 2011, and 2.0% in 2010. The efficiency ratio at December 31, 2012 was 57.88%, increased from 52.44% for 2011, and 45.03% for 2010.

        The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in Thousands)

	2012		2011		2010
For the Years Ended December 31,	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$34,475	46.5%	$28,540	41.5%	$29,074	43.2%
FDIC Indemnification Impairment	7,900	10.6%	—	0.0%	—	0.0%
Occupancy and equipment	7,875	10.6%	7,826	11.4%	7,984	11.8%
Professional fees	4,421	6.0%	6,709	9.8%	5,009	7.4%
Low income housing tax credit investment losses	3,240	4.4%	2,454	3.6%	2,282	3.4%
Data processing	2,817	3.8%	2,892	4.2%	2,721	4.0%
Regulatory assessment fee	2,147	2.9%	3,945	5.7%	4,523	6.7%
Advertising and promotional	1,742	2.3%	1,222	1.8%	1,382	2.1%
Outsourced service for customer	821	1.1%	909	1.3%	1,028	1.5%
Net (gain)/loss on sale of OREO	(616)	-0.8%	3,053	4.4%	2,073	3.1%
Other operating expenses	9,357	12.6%	11,235	16.3%	11,300	16.8%

Total	$74,179	100.0%	$68,785	100.0%	$67,376	100.0%

Average assets	$2,600,273		$2,758,788		$3,343,412

Noninterest expense as a % of average assets		2.9%		2.5%		2.0%

        Salaries and employee benefits historically represented approximately half of our total noninterest expense and generally increase as our branch network and business volume expands. However, in the last few years, salaries and benefits accounted for less than half of total noninterest expense and stood at 46.5% of total noninterest expense for 2012. Additional staffing was necessitated by our branch and LPO openings, and business growth in 2011 and 2012. The number of full-time equivalent employees increased to 412 at the end of 2012, compared with 376 and 392, at the end of 2011 and 2010, respectively. With the decrease in the number of employees in 2011, salaries and employee benefits decreased to $28.5 million, compared with $29.1 million for 2010. However salaries and benefits increased to $34.5 million in 2012 due to the increase in total number of employees and also due to employee bonuses that were paid in 2012 in light of the improved financial performance during the year. Assets per employee stood at $6.7 million for 2012, $7.2 million for 2011, and $7.6 million for 2010.

        FDIC indemnification impairment was the second largest source of noninterest expense at $7.9 million, or 10.6% of total noninterest expense, in 2012. In connection with our acquisition of the covered loans from the FDIC, as receiver for Mirae Bank, and the indemnification agreement we entered into with the FDIC as part of such acquisition, we recorded an FDIC indemnification asset in accordance with ASC 805. In essence, the FDIC indemnification asset represents the present value of the total amounts that we expected to recover from the FDIC on covered loan losses. The FDIC indemnification impairment reflected overall improved credit quality in the covered loan portfolio and reflected the reduction in total expected loss-share reimbursement from the FDIC under the loss-sharing agreement. The balance of the FDIC indemnification asset after impairment charges at December 31, 2012 was $5.4 million. We had no FDIC indemnification impairment expenses in years prior to 2012. Although we experienced an impairment expense of $7.9 million in 2012, because the impairment reflects an improvement in covered loan credit quality, the expensed amount is partially offset by increased interest income from and lower credit costs.

        Occupancy and equipment expenses represent approximately 10.6% of total noninterest expenses and totaled $7.9 million in 2012, $7.8 million in 2011, and $8.0 million in 2010. Occupancy and equipment expenses remained fairly consistent from 2010 to 2012, declining $158,000 in 2011, and increasing $49,000 in 2012. The reopening of our LPO offices in 2011 did not have a significant impact on the occupancy and equipment expense in 2012.

        Professional fees were $4.4 million, $6.7 million, and $5.0 million, or 6.0%, 9.8%, and 7.5% of total noninterest expense, in 2012, 2011, and 2010, respectively. Professional fees increased $1.7 million in 2011 largely due to a $1.1 million increase in accounting and auditing fees. Legal fees also increased in 2011 as a result of credit quality issues and costs related to the class action lawsuit. In 2012, professional fees declined $2.3 million mostly due to a decrease in legal fees as litigation related to credit related issues declined compared to the previous year. Accounting and auditing fees also declined in 2012 compared to the previous year.

        Loss on investment in low income housing tax credit ("LIHTC") investments represented 4.4% of total noninterest expense, or $3.2 million, in 2012 compared to $2.5 million in 2011, and $2.3 million in 2010. The Company uses equity method to account for partnership interest. Therefore the increase in losses on LIHTC investments is linked to the financial performance of the investment projects.

        Data processing expenses totaled $2.8 million which represented 3.8% of total noninterest expense in 2012. This compares to data processing expenses of $2.9 million in 2011 and $2.7 million in 2010. Although we experienced a slight decline in data processing expense in 2012, these expenses have not fluctuated significantly since 2010. The changes to data process expense have largely been a result of changes to the total number of accounts and number of transactions during the year.

        Regulatory assessment fee expenses represent FDIC insurance premium assessments. In 2012, this expense decreased to $2.1 million, or 2.9% of total noninterest expense, from $3.9 million in 2011, and $4.5 million in 2010. Regulatory assessment fees decreased $1.8 million in 2012 compared to 2011 largely due to the Bank's improved regulatory risk rating. The decrease in 2011 was due to the change in the method of calculating the FDIC premium assessment as a result of the Dodd Frank Act.

        Advertising and promotional expenses increased to $1.7 million in 2012 after having decreased to $1.2 million in 2011, from $1.4 million in 2010. Advertising and promotional expenses represented 2.3% of total noninterest expense for 2012. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers, especially in relatively new areas such as the East Coast market in New York and New Jersey. The increase in 2012 was largely due to an increase in advertising expenses and promotional expenses related to the increase focus on loan marketing and production.

        Outsourced service costs for customers are payments made to third parties who provide services that were traditionally provided by banks for their customers, such as armored car services or bookkeeping services, and are recouped from the fees and charges on the respective depositors on their balances maintained with us. As a result of our cost control measures and decrease in deposit balances, these expenses decreased to $821,000 in 2012, compared to $909,000 in 2011 and $1.0 million in 2010.

        We had a net gain on the sale of OREO which totaled $616,000 in 2012, and represented -0.8% of total noninterest expense. There was a net loss on the sale of OREO for 2011 of $3.1 million compared to $2.1 million in 2010. These OREO related expenses declined in 2012 as a result of the overall improvement in credit quality and reduction in OREO and OREO sales.

        All other noninterest expenses, made up of post-retirement benefit costs, office supplies, loan fees, director fees, OREO expense, and other expenses decreased by $1.9 million, to $9.4 million, or 12.6% of total noninterest expense in 2012 from $11.2 million in 2011, and $11.3 million in 2010. The decline in other noninterest expense in 2012 was mostly attributable to a decline in expense related to OREO, which decreased $2.1 million in 2012 compared to 2011.

Provision for Income Taxes

        For the year ended December 31, 2012, we had an income tax benefit of $4.3 million on pretax net income of $88.0 million, representing an effective tax rate of -4.9%, compared with tax expense of $33.6 million on pretax net income of $3.3 million, representing an effective tax rate of 1,020% for 2011, and tax benefits of $33.8 million on pretax net loss of $68.5 million, representing an effective tax rate of -49.3% for 2010. The effective tax rate decreased significantly in 2012 compared to 2011, due primarily to the reversal of the deferred tax asset valuation allowance established in 2011.

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

        In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2012 the Company has no valuation allowance and had net deferred tax asset of $20.9 million. At December 31, 2011 the Company had valuation allowance of $41.3 million and no valuation allowance at December 31, 2010. As of December 31, 2011 and 2010, the Company had net deferred tax assets of $0 and $46.4 million, respectively.

        The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive where that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets. During the third quarter of 2012, management performed a critical evaluation of all positive and negative evidence supporting a reversal of the valuation allowance. Positive evidence included, but not limited to, 12 quarters (three years) of cumulative positive pre-tax income, seven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence included uncertainty in recovery or slow growth of U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of FDIC indemnification assets. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and those deferred tax assets were more-likely-than-not to be realized, thus maintaining a valuation allowance was no longer required. Management reversed the $41.3 million deferred tax valuation allowance during the year 2012.

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized an increase in the liability for unrecognized tax benefit of $751,000 and $50,000 in related interest in 2012. As of December 31, 2012, the total unrecognized tax benefit that would affect the effective rate if recognized was $1.3 million, which is comprised of the state exposure from California Enterprise Zone net interest deductions and anticipated adjustments from currently on-going IRS examination. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2012, the total accrued interest related to uncertain tax positions was $114,000. We accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2008 through 2012 tax years remain subject to examination by federal tax authorities, and 2008 through 2012 tax years remain subject to examination by most state tax authorities. The Company is under examination by Internal Revenue Services for the years 2009 and 2010. Examination for the 2008, 2009, and 2010 tax years are under the New York State Department and Finance are ongoing as well. The Company believes that we have adequately provided or paid income tax issues not yet resolved with federal, state, and foreign tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect the examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2012.

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

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2012, 2011, and 2010, we had $55.0 million, $170.0 million, and $130.0 million, respectively, in overnight and term federal funds sold.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2012, our investment portfolio was primarily comprised of United States government agency securities, accounting for 78.5% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" residential mortgage-backed securities, or MBS, and residential collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 12.1% investment in corporate bonds and 9.4% in municipal bonds. Among the 21.5% of our investment portfolio that was not comprised of U.S. government securities, 41.0%, or $29.3 million carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 57.1%, or $40.9 million, carry an upper-medium "Investment Grade" rating of at least "A/A", and 1.9%, or $1.4 million, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2012. In accordance with ASC 320-10-65-1, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and if the debt security will be sold, it is more-likely-than-not that it will be required to sell the security before recovering the amortized cost or it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classified our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. We adopted ASC 820-10 and ASC 470-20 effective January 1, 2008, and ASC 820-10-35 effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. There were no securities with other-than-temporary-impairments in 2012. The fair values of our held-to-maturity and available-for-sale securities were respectively, $54,000 and $332.5 million, as of December 31, 2012.

        The following table summarizes the book value and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	For the Years Ended December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$50	$54	$66	$70	$85	$89

Total investment securities held-to-maturity	$50	$54	$66	$70	$85	$89

Available-for-Sale:
Securities of government sponsored enterprises	$28,000	$27,919	$—	$—	$35,953	$36,220
Mortgage-backed securities (residential)	59,697	60,427	13,659	14,475	18,129	18,907
Collateralized mortgage obligations (residential)	168,819	172,532	241,635	246,881	222,778	225,114
Corporate securities	39,015	40,370	24,646	24,414	2,000	2,021
Municipal bonds	28,612	31,256	32,411	34,294	34,779	34,360

Total investment securities available-for-sale	$324,143	$332,504	$312,351	$320,064	$313,639	$316,622

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at December 31, 2012:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$50	$—	$—	$50

Total investment securities held-to-maturity	$—	$50	$—	$—	$50

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$27,919	$—	$27,919
Mortgage-backed securities (residential)	4,835	670	221	54,701	60,427
Collateralized mortgage obligations (residential)	26,713	145,819	—	—	172,532
Corporate securities	7,858	32,512	—	—	40,370
Municipal bonds	—	4,213	2,118	24,925	31,256

Total investment securities available-for-sale	$39,406	$183,214	$30,258	$79,626	$332,504

        Our investment securities holdings increased by $12.4 million, or 3.9%, to $332.6 million at December 31, 2012, compared to holdings of $320.1 million at December 31, 2011. Holdings at December 31, 2010 were $316.7 million. Total investment securities as a percentage of total assets were 12.1% and 11.9% at December 31, 2012 and 2011, respectively, compared to 10.7% at December 31, 2010. As of December 31, 2012, investment securities with a carrying value of $215.3 million were pledged to secure certain deposits. In addition to securing deposits, $23.6 million in investments were pledged at the Federal Reserve Bank Discount Window and $54.7 million were pledged at the Federal Home Loan Bank. The remaining pledged securities were collateralized against secured borrowing lines available at our correspondent banks.

        As of December 31, 2012, held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $85,000 in 2010 to $66,000 in 2011, and 50,000 in 2012. The $16,000 HTM securities reduction in 2012 was due to the normal pay-downs of principal. Available-for-sale securities, which are stated at their fair market values, increased to $332.5 million at December 31, 2012, from $320.1 million and $316.6 million, at December 31, 2011 and 2010, respectively. The $12.4 million increase in investments in 2012 was comprised of $126.8 million in purchases, $111.2 million in pay-downs and amortizations or accretions, $3.8 million in called investments, and $649,000 in changes to fair value. The $3.4 million increase in investments in 2011 represented $140.8 million in purchases, $142.2 million in calls, maturities, and amortizations, and $4.8 million in changes to unrealized and realized gains.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011, respectively:

As of December 31, 2012

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations	32,389	(180)	—	—	32,389	(180)

Total investment securities available-for-sale	$89,292	$(312)	$—	$—	$89,292	$(312)

As of December 31, 2011

	Less than 12 months		12 months or longer		Total
Description of Securities (AFS)(1)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in Thousands)
Collateralized mortgage obligations	$11,513	$(53)	$—	$—	$11,513	$(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal bonds	—	—	799	(12)	799	(12)

Total investment securities available-for-sale	$35,927	$(285)	$799	$(12)	$36,726	$(297)

(1)
The Company did not have any held-to-maturity investment securities with unrealized losses at December 31, 2012 and December 31, 2011.

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

        We performed detailed evaluations of the investment portfolio to assess individual investment positions that have fair values that have declined below cost. In assessing whether there was other-than-temporary impairment, we consider the following:

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

        We do not believe that any individual unrealized loss as of December 31, 2012 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We did not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2012 until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. At December 31, 2012, we had no unrealized losses on any of our investments in municipal and corporate securities.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held-for-sale and reported at their outstanding principal balances net of any unearned income which is unamortized deferred fees, costs, premiums and discounts. Total loans net of unearned income increased $170.9 million, or 8.6%, to $2.15 billion in 2012 from $1.98 billion in 2011. Total loans net of unearned income totaled $2.33, $2.43 billion, and $2.05 billion, at December 31, 2010, 2009, and 2008, respectively. Total loans net of unearned income as a percentage of total assets were 78.2%, 73.5%, 78.3%, 70.6%, and 83.7% at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

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

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate and/or businesses and also includes mortgage loans. The properties may either be user owned or for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitation on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate equaled $1.82 billion, $1.63 billion, $1.91 billion, $1.98 billion, and $1.60 billion, as of December 31, 2012, 2011, 2010, 2009, and 2008, respectively. Real estate secured loans as a percentage of total loans were 84.3%, 82.0%, 82.3%, 81.4%, and 77.8% at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

        Our total home mortgage loan portfolio outstanding at the end of 2012 and 2011 were $111.3 million and $65.8 million, respectively, and represented only a small fraction of our total loan portfolio at 5.2% in 2012 and 3.3% in 2011. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial.

        Commercial and industrial loans include revolving lines of credit, as well as term business loans. Commercial and industrial loans were $303.3 million, $280.6 million, $325.6 million, $386.0 million, and $387.8 million at the end of 2012, 2011, 2010, 2009, and 2008, respectively. Commercial and industrial loans were 14.1%, 14.2%, 14.0%, 15.9%, and 18.9%, as a percentage of total loans at the end of 2012, 2011, 2010, 2009, and 2008, respectively. In the current economic environment, we exercise more due diligence in acquiring new loans, in particular loans with no collateral. However, with the high concentration of real estate secured loans, we plan to focus more on commercial lending in the short term.

        Consumer loans have historically represented less than 5% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2012, the balance of consumer loans was down by $1.4 million to $13.7 million, compared with $15.1 million, $15.7 million, $17.3 million, and $23.7 million at the end of 2011, 2010, 2009, and 2008, respectively. Consumer loans as a percentage of total loans have been less than 1% for the past 4years.

        Construction loans are generally extended as a temporary financing vehicle only, and historically represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. Construction loans decreased to $20.9 million as of December 31, 2012, compared with $61.8 million, $71.6 million, $48.4 million, and $43.2 million at the end of 2011, 2010, 2009, and 2008, respectively.

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

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the California Department of Financial Institutions at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company initially recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. The indemnification asset at December 31, 2012 totaled $5.4 million. The total fair value of loans acquired from Mirae Bank totaled $113.0 million at December 31, 2012.

        The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	December 31, 2012	December 31, 2011	December 31, 2010
Non-covered loans:
Construction	$20,928	$61,832	$72,258
Real estate secured	1,719,762	1,490,504	1,757,328
Commercial and industrial	289,782	253,092	276,739
Consumer	13,665	15,001	15,574

Gross loans	2,044,137	1,820,429	2,121,899
Unearned Income	(4,826)	(4,433)	(4,765)

Total loans	2,039,311	1,815,996	2,117,134
Allowance for losses on loans	(59,446)	(92,640)	(104,349)

Net loans	$1,979,865	$1,723,356	$2,012,785

Covered loans:
Construction	$—	$—	$—
Real estate secured	99,534	137,144	159,699
Commercial and industrial	13,486	28,267	49,680
Consumer	9	79	111

Gross loans	113,029	165,490	209,490
Allowance for losses on loans	(3,839)	(10,342)	(6,604)

Net loans	$109,190	$155,148	$202,886

Total loans:
Construction	$20,928	$61,832	$72,258
Real estate secured	1,819,296	1,627,648	1,917,027
Commercial and industrial	303,268	281,359	326,419
Consumer	13,674	15,080	15,685

Gross loans	2,157,166	1,985,919	2,331,389
Unearned Income	(4,826)	(4,433)	(4,765)

Total loans	2,152,340	1,981,486	2,326,624
Allowance for losses on loans	(63,285)	(102,982)	(110,953)

Net loans*	$2,089,055	$1,878,504	$2,215,671

*
Includes loans held-for-sale, recorded at the lower of cost or fair value, totaling $146.0 million, $53.8 million, and $17.1 million, at December 31, 2012, December 31, 2011, and December 31, 2010, respectively

        In accordance with ASC 310-30 covered loans were divided into "SOP 03-3 Loans" and "Non-SOP 03-3 Loans", of which SOP 03-3 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Bank will be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. In addition, the covered loans are further categorized into four different loan pools by loan segments: construction, commercial and industrial, real estate secured, and consumer. The balance of covered loans at December 31, 2012 is presented as follows:

(Dollars in Thousands)	SOP 03-3 Loans	Non-SOP 03-3 Loans	Total Covered Loans
Real estate secured	$869	$98,665	$99,534
Commercial and industrial	138	13,348	13,486

Total Covered Loans	$1,007	$112,022	$113,029

        The following table represents the carrying value, net of allowance for loan losses, of SOP 03-3 and non-SOP 03-3 loans acquired from Mirae Bank at December 31, 2012, 2011, and 2010:

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Non-SOP 03-3 loans	$112,022	$163,446	$203,701
SOP 03-3 loans	1,007	2,044	5,789

Total outstanding balance	113,029	165,490	209,490
Allowance related to these loans	(3,839)	(10,342)	(6,604)

Carrying amount, net of allowance	$109,190	$155,148	$202,886

        Allowance for loan losses for covered loan acquired through the acquisition of Mirae Bank was $3.8 million, $10.3 million and $6.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. Total allowance for these loans decreased $6.5 million or 62.9% from December 31, 2011 to December 31, 2012. The decrease was due to the improved credit quality of the covered loan portfolio in 2012 which has yielded a low level of charge-offs.

        The following table represents the current balance of SOP 03-3 acquired from Mirae Bank for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Breakdown of SOP 03-3 Loans
Real Estate loans	$869	$1,838	$5,064
Commercial and industrial	$138	$206	$725

        Loans acquired from the acquisition of Mirae Bank were discounted. Accretion of $1.9 million, $2.4 million, and $4.0 million, on loans purchased at a total discount of $54.9 million were recorded as interest income for the year ended December 31, 2012, 2011, and 2010, respectively, as follows:

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$6,981	$13,557	$30,846
Discount accretion income recognized	(1,943)	(2,404)	(4,000)
Disposals related to charge-offs	(791)	(4,148)	(11,356)
Disposals related to loan sales	(799)	(24)	(1,933)

Balance at end of period	$3,448	$6,981	$13,557

        The following table is a breakdown of changes to the accretable portion of the discount related to covered loans for periods indicated:

(Dollars in Thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Balance at beginning of period	$6,419	$11,914	$24,227
Discount accretion income recognized	(1,925)	(2,390)	(3,794)
Disposals related to charge-offs	(420)	(3,067)	(6,406)
Disposals related to loan sales	(799)	(38)	(2,113)

Balance at end of period	$3,275	$6,419	$11,914

        The following table sets forth the amount of total loans net of unearned income and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2012	2011	2010	2009	2008
Construction	$20,254	$61,213	$71,596	$48,371	$43,180
Real estate secured	1,815,953	1,624,578	1,913,723	1,975,826	1,596,928
Commercial and industrial	302,475	280,630	325,634	385,958	387,752
Consumer	13,658	15,065	15,671	17,286	23,669

Total loans, net of unearned income	2,152,340	1,981,486	2,326,624	2,427,441	2,051,529
Allowance for losses on loans	(63,285)	(102,982)	(110,953)	(62,130)	(29,437)

Net loans	$2,089,055	$1,878,504	$2,215,671	$2,365,311	$2,022,092

Held-for-sale loans included in total loans above	$145,973	$53,814	$17,098	$36,233	$18,427
Participation loans sold and serviced by the Company	$482,891	$488,288	$463,889	$432,591	$314,988
Percentage breakdown of gross loans:
Construction	0.9%	3.1%	3.1%	2.0%	2.1%
Real estate secured	84.4%	82.0%	82.2%	81.4%	77.8%
Commercial and industrial	14.1%	14.2%	14.0%	15.9%	18.9%
Consumer	0.6%	0.7%	0.7%	0.7%	1.2%

        Loans held-for-sale at December 31, 2012 increased to $146.0 million compared to $53.8 million at December 31, 2011. Loans held-for-sale totaled $17.1 million, $36.2 million and $18.4 million at the end of 2010, 2009, and 2008 respectively. The increase in loans held-for-sale in 2011 and 2012 compared to prior years was primarily due to the increase in warehouse loans held-for-sale. Warehouse loans held-for-sale totaled $73.2 million, $19.7 million, and $3.5 million at December 31, 2012, 2011, and 2010, respectively. We did not offer warehouse loans before 2010. SBA loans held-for-sale totaled $72.8 million at December 31, 2012 compared to $22.8 million at December 31, 2011. The $50.0 million increase in SBA loans held-for-sale in 2012 also contributed to the increase in total held-for-sale loans.

        The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio as of December 31, 2012. In addition, the table below shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances (including held-for-sale) at December 31, 2012 before netting unearned income and allowance for loan losses:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	December 31, 2012
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$20,928	$—	$—	$20,928
Real estate secured	1,096,262	612,268	110,766	1,819,296
Commercial and industrial	289,227	13,536	505	303,268
Consumer	12,599	1,075	—	13,674

Gross loans	$1,419,016	$626,879	$111,271	$2,157,166

Loans with variable interest rates	$1,208,436	$—	$—	$1,208,436
Loans with fixed interest rates	$210,580	$626,879	$111,271	$948,730

        The majority of the properties that we take as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by property in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Since a major real estate recession during the first part of the previous decade, property values in Southern California and around the country had generally increased in the last 10-year span from 1996 to 2006. Since late 2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further decline in the real estate market across the nation through 2010. Nonetheless, as of year-end 2012, 82.0% of our loans are secured by first mortgages on various types of real estate. In 2012 we experienced some increases in market values of certain commercial real estate properties, but still maintain a cautious outlook for 2013.

Non-performing Assets

        Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estate owned, or OREO, acquired by foreclosure or by similar means that management intends to offer for sale. The treatment of non-performing status for held-for-sale loans is the same for as other loans and are accounted for at the lower of cost or fair value.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. The effect of the unfavorable economic environment impacted the strength of our borrowers' credit and financial status which elevated NPL levels during 2008 to 2011. However, through note sales and charge-offs and enhanced monitoring of problem loans, NPLs, net of SBA guaranteed portion decreased to $28.0 million, at the end of 2012 compared to $43.8 million, $71.3 million, $70.8 million, and $15.6 million at the end of 2011, 2010, 2009, and 2008, respectively. At December 31, 2012, the NPLs as a percentage of total loans was 1.30%, compared to 2.21%, 3.06%, 2.92%, and 0.76% at December 31, 2011, 2010, 2009, and 2008, respectively.

        As of December 31, 2012, we had $2.1 million in other NPAs, which was comprised of six OREO properties. We have listed these properties for sale or are in the process of directly selling these properties as of December 31, 2012. We recorded $157,000 in provisions related to OREO in 2012. Of the 23 OREOs sold in year 2012, the Bank recorded a net loss of $616,000. As of December 31, 2011, we had $8.2 million as other NPAs, which comprised of fourteen OREOs, with thirteen of those foreclosed in 2011. In 2011 recorded $3.8 million in provisions related to OREO. Of the ten OREOs sold during 2011, the Bank recorded a loss of $3.1 million. As of December 31, 2010, we had $15.0 million as other NPAs, which comprised of eighteen OREOs, with fifteen of those foreclosed in 2010. In 2010 we recorded $1.8 million in OREO provisions. Of the seven OREOs sold during 2010, the Bank recorded a loss of $2.1 million. At December 31, 2009, we had $3.8 million as other NPAs, which was comprised of fifteen OREOs, with nine of those foreclosed in 2009. Including OREO, our ratio of NPAs as a percentage of total loans and other non-performing assets equaled 1.39%, 2.62%, and 3.68%, at December 31, 2012, 2011, and 2010, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2012. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following table provides information with respect to the components of our NPAs as of the dates indicated (the figures in the table are net of the portion guaranteed by SBA, with the total amounts adjusted and reconciled for the SBA guaranteed portion for the gross NPAs):

Non-performing Assets

(Dollars in Thousands)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Total non-accrual loans
(Net of SBA guaranteed portions):
Construction	$5,644	$12,548	$—	$—	$—
Real estate secured	21,007	29,088	67,576	63,571	9,334
Commercial and industrial	1,302	2,196	3,629	5,805	5,874
Consumer	—	—	27	70	131

Total	27,953	43,832	71,232	69,446	15,339

Loans 90 days or more past due and still accruing:
Real estate secured	—	—	—	1,317	—
Commercial and industrial	—	—	—	—	213
Consumer	—	—	—	19	—

Total	—	—	—	1,336	213

Total non-performing loans(1)	27,953	43,832	71,232	70,782	15,552

Other real estate owned	2,080	8,221	14,983	3,797	2,663

Total non-performing assets, net of SBA guarantee	$30,033	$52,053	$86,215	$74,579	$18,215

Troubled debt restructurings(2)	$35,733	$22,383	$48,746	$64,612	$2,161
Non-performing loans as a percentage of total loans	1.30%	2.21%	3.06%	2.92%	0.76%
Non-performing assets to total loans and other real estate owned	1.39%	2.62%	3.68%	3.07%	0.89%
Allowance for loan losses as a percentage of non-performing loans	226.40%	234.95%	155.76%	87.78%	189.27%

(1)
During the fiscal year ended December 31, 2012, no interest income related to these loans were included in net income. Additional interest income of approximately $1.1 million would have been recorded during the year ended December 31, 2012, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2012 or, if not outstanding throughout the fiscal year ended December 31, 2012, since origination.

(2)
Covered troubled debt restructurings at December 31, 2012 totaled $6.0 million and is included in the table above.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and a reserve for unfunded loan commitments which is established by a period provision for loan losses charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled "Provision for Loan Losses and Loan Commitments".

        The allowance for loan losses is comprised of two components, a specific valuation allowance ("SVA") or the allowance on impaired loans that are individually evaluated, and a general valuation allowance ("GVA") or loans that are evaluated for losses in pools based on historical experience and qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. Historical loss experience used to calculate GVA may not entirely capture all expected credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Watch Loans—Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure is documented.

  Substandard—Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

  Doubtful—Loans having all the weakness inherent in a "substandard" classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

        We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan classes used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan classes, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or "GAAP". All these components are combined together for a final allowance for loan losses figure on a quarterly basis.

        Net charge-offs in 2012 decreased to $8.1 million compared to $67.6 million in 2011. Total net charge-offs in 2011 were much higher than in 2012 due to note sale transactions in addition to the improvement in credit quality in 2012. The net charge-offs in 2012 were comprised of $20,000 in construction loan net recoveries, $6.8 million in real estate secured net loan charge-offs, $1.5 million commercial and industrial loans net charge-offs, and $152,000 consumer loan net recoveries. The $8.1 million in net charge-offs represents 0.4% of average total loans in 2012, compared with 3.16%, 4.33%, 1.57%, and 0.26% in 2011, 2010 2009, and 2008, respectively.

        With the improvement in credit quality experienced in 2012, in addition to the reduction in NPAs, the allowance for loan losses declined by $39.7 million to $63.3 million at December 31, 2012 compared to $103.0 million at December 31, 2011. The allowance for loan losses totaled $111.0 million, $62.1 million, and $29.4 million at December 31, 2010, 2009, and 2008, respectively. Even with the decrease in the allowance for loan losses and loan commitments experienced in 2012, we were able to maintain the ratio of allowance for loan losses to gross loans held for investment at 3.15%, 5.33%, 4.79%, 2.59%, and 1.44% at the end of 2012, 2011, 2010, 2009, and 2008, respectively.

        The general valuation allowance at December 31, 2012 totaled $56.7 million, or 89.6% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $6.6 million, or 10.4% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $18.7 million, or 29.5% of the GVA portion of the allowance for loan losses at December 31, 2012. At December 31, 2011, general valuation allowance portion totaled $88.9 million, or 86.4% of total allowance, while the specific reserve on impaired loans totaled $14.1 million or 13.6% of the total allowance for loan losses. QA for the fourth quarter of 2011 totaled $17.2 million, or 19.4% of the GVA portion of the allowance.

        The improvements in credit quality during 2012 resulted in significant declines in loan losses, and charge-offs reducing the historical loss percentages used in our allowance calculation. Higher level net charge-off periods are dropping out of our historical horizon utilized in the Bank's migration analysis and more recent low level net charge-off periods are taking their place, also contributing to the lower loss rates in most of the Company's loan categories. As a result, the historical loss rates used in our GVA calculation, declined by $33.7 million, or 47.0%. The QA portion of the allowance for loan losses increased $1.5 million, or 8.5%, in 2012 to offset a portion of the large declines in GVA. The potential for further deterioration in our local and global economy continues to exist with uncertainty in Europe and possibility of a double dip recession. In light of these factors, management increased our QA to account for these and other uncertainties that could affect the credit quality of our loan portfolio.

        The reserve for unfunded loan commitments at December 31, 2012 totaled $1.0 million, a decline from $3.4 million at December 31, 2011. At December 31, 2012, commitments to extend credit totaled $254.6 million, compared to $227.5 million at December 31, 2011. Although total commitments to extend credit increased by $27.1 million in 2012, total allowance for loan commitments declined by $2.4 million during the same period. The decrease is attributable to a decline in our historical loss rates in addition to a reduction in line utilization rates in 2012, both of which factor into our required allowance calculations for loan commitments.

        Although management believes our allowance at December 31, 2012 was adequate to absorb losses from any known and inherent risks in the portfolio, economic conditions which adversely affect our service areas or other variables may result in further increased losses in the loan portfolio in the future.

        Information on impaired loans is listed in the following table for December 31, 2012 and December 31, 2011:

	Balances For Year Ended
(Dollars in Thousands)	December 31, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$16,310	$20,846
With Charge-Offs	16,522	26,627
Without Specific Reserves
Without Charge-Offs	32,087	22,042
With Charge-Offs	6,211	12,353

Total Impaired Loans	71,130	81,868
Allowance on Impaired Loans	(6,569)	(14,055)

Impaired Loans Net of Allowance	$64,561	$67,813

Impaired Loans Average Balance	$118,989	$146,217

*
Balances net of SBA guaranteed portions totaled $59.4 million and $73.6 million at December 31, 2012 and December 31, 2011, respectively.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and reserve for unfunded loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

(Dollars in Thousands)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Balances:
Allowance for loan losses:
Balances at beginning of period	$102,982	$110,953	$62,130	$29,437	$21,579
Actual charge-offs:*
Real estate secured	10,649	62,265	90,976	11,231	1,070
Commercial and industrial	3,282	9,930	17,986	24,820	5,174
Consumer	2	260	267	692	903

Total charge-offs	13,933	72,455	109,229	36,743	7,147

Recoveries on loans previously charged off:
Real estate secured	3,870	488	1,073	—	—
Commercial and industrial	1,812	4,328	2,3930	1,112	1,927
Consumer	154	65	144	140	213

Total recoveries	5,836	4,881	3,6101	1,252	2,140
Net loan charge-offs	8,097	67,574	105,619	35,491	5,007
FDIC Indemnification	—	—	5,053	856	—
Provision for loan losses	(31,600)	59,603	149,389	67,328	12,865

Balances at end of period	63,285	$102,982	$110,953	$62,130	$29,437

Reserve for unfunded loan commitments:
Balances at beginning of year	$3,423	$3,926	$2,515	$1,243	$1,998
Provision for losses on loan commitments	(2,400)	(503)	1,411	1,272	(755)

Balance at end of period	$1,023	$3,423	$3,926	$2,515	$1,243

Ratios:
Net loan charge-offs to average total loans	0.40%	3.16%	4.33%	1.57%	0.26%
Allowance for loan losses to gross loans at end of period (less loans held-for-sale)	3.15%	5.33%	4.79%	2.59%	1.44%
Net loan charge-offs to allowance for loan losses at end of period	12.79%	65.62%	95.19%	57.12%	17.01%
Net loan charge-offs to provision for losses on loans and loan commitments	-23.81%	114.34%	70.04%	51.74%	41.35%

*
Charge-off amount for the year ended December 31, 2012 includes net charge-offs of covered loans amounting to $888,000 which represents gross covered loan charge-offs of $3.1 million less FDIC receivable portions totaling $2.2 million.

        Impairment balances with specific reserve and those without specific reserves as of December 31, 2012 and December 31, 2011 are listed in the following table by loan class:

	December 31, 2012			December 31, 2011
(Dollars In Thousands)	Balance	Related Allowance	Average Balance	Balance	Related Allowance	Average Balance
With Specific Reserves
Construction	$—	$—	$—	$8,189	$2,304	$8,188
Real Estate Secured:
Residential Real Estate	1,531	388	1,948	939	114	1,246
SBA Real Estate	8,818	488	19,433	7,007	1,363	30,499
Gas Station	3,269	517	3,839	2,520	183	4,563
Carwash	4,309	658	12,668	6,393	935	12,022
Hotel/Motel	—	—	—	2,471	529	5,276
Land	274	97	274	281	83	281
Other	9,913	1,346	15,985	12,565	2,472	18,628
Commercial & Industrial:
SBA Commercial	1,116	921	6,444	1,900	1,473	7,989
Commercial	3,602	2,154	4,893	5,208	4,599	6,240

Total With Related Allowance	32,832	6,569	65,484	47,473	14,055	94,932
Without Specific Reserves
Construction	$6,388	$—	$6,388	$4,359	$—	$4,359
Real Estate Secured:
Residential Real Estate	563	—	563	563	—	566
SBA Real Estate	3,416	—	8,258	7,159	—	15,458
Gas Station	4,863	—	8,726	6,052	—	8,669
Carwash	2,022	—	2,022	937	—	1,312
Hotel/Motel	4,103	—	7,401	6,099	—	8,779
Land	—	—	—	—	—	—
Other	12,983	—	13,974	9,183	—	11,626
Commercial & Industrial:
SBA Commercial	74	—	485	9	—	429
Commercial	3,886	—	5,688	34	—	87

Total Without Related Allowance	38,298	—	53,505	34,395	—	51,285

Total Impaired Loans	$71,130	$6,569	$118,989	$81,868	$14,055	$146,217

        Delinquent loans by days past due as of December 31, 2012 and December 31, 2011 are presented in the following tables by classes of loans:

	December 31, 2012
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$169	$193	$1,505	$1,867
SBA Real Estate	834	543	1,134	2,511
Gas Station	—	—	1,836	1,836
Carwash	—	—	3,733	3,733
Hotel/Motel	320	—	—	320
Other	1,328	—	4,428	5,756
Commercial & Industrial:
SBA Commercial	469	381	39	889
Commercial	544	338	463	1,345
Consumer	4	—	—	4

Total	3,668	1,455	13,138	18,261

Non-Accrual Loans Listed Above**	$609	$281	$13,138	$14,028

	December 31, 2011
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$1,039	$1,017	$976	$3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station	327	—	3,851	4,178
Carwash	937	1,457	4,792	7,186
Hotel/Motel	—	454	2,784	3,238
Other	1,255	8,310	9,994	19,559
Commercial & Industrial:
SBA Commercial	914	196	48	1,158
Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—

Total	6,901	12,923	25,563	45,387

Non-Accrual Loans Listed Above**	$1,657	$2,648	$25,563	$29,868

*
Balances are net of SBA guaranteed portions totaling $15.5 million and $17.4 million at December 31, 2012 and December 31, 2011, respectively.

**
Non-accrual loans less than 30 days past due totaling $14.0 million and $13.9 million at December 31, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2012 and December 31, 2011 are presented in the following tables by classes of loans:

	December 31, 2012
	Special Mention	Substandard	Doubtful	Total
Construction	$—	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,060	910	1,241	3,211
SBA Real Estate	3,786	5,860	1,187	10,833
Gas Station	9,410	10,598	1,836	21,844
Carwash	1,680	14,403	1,926	18,009
Hotel/Motel	20,304	13,006	—	33,310
Land	3,290	926	—	4,216
Other	35,771	79,690	607	116,068
Commercial & Industrial:
SBA Commercial	934	2,762	—	3,696
Other Commercial	6,040	23,389	59	29,488
Consumer	—	4	—	4

Total	$82,275	$157,192	$6,856	$246,323

	December 31, 2011
	Special Mention	Substandard	Doubtful	Total
Construction	$—	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station	675	17,795	2,520	20,990
Carwash	10,075	14,400	1,115	25,590
Hotel/Motel	20,919	12,175	2,784	35,878
Land	3,861	281	—	4,142
Other	86,699	75,973	7,855	170,527
Commercial & Industrial:
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3

Total	$136,873	$159,045	$16,348	$312,266

*
Balances are net of SBA guaranteed portions totaling $14.2 million and $13.1 million at December 31, 2012 and December 31, 2011, respectively.

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

	Amount Outstanding At December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Applicable to:
Construction	$453	$4,218	$7,262	$411	$190
Real estate secured	49,956	79,221	76,441	34,458	11,628
Commercial and industrial	12,737	19,391	27,069	27,059	17,209
Consumer	139	152	181	202	410

Total allowance	$63,285	$102,982	$110,953	$62,130	$29,437

Percentage breakdown of allowance:
Construction	0.71%	4.09%	6.55%	0.66%	0.65%
Real estate secured	78.94%	76.93%	71.60%	55.46%	39.50%
Commercial and industrial	20.13%	18.83%	21.69%	43.55%	58.46%
Consumer	0.22%	0.15%	0.16%	0.33%	1.39%

Total allowance	100.00%	100.00%	100.00%	100.00%	100.00%

        For purposes of calculating our allowance for loan losses, real estate secured loans and commercial and industrial loans are broken down by different classes of loan. Real estate secured loans are broken down into residential real estate, SBA real estate, gas station secured, carwash secured, hotel/motel secured, Land, and other real estate property secured. Commercial and industrial loans are broken down to SBA commercial, and other commercial loans classes. The following tables represent the breakdown of the allowance for loan losses at December 31, 2012 and December 31, 2011 by loan class:

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(10,649)	(3,282)	(2)	(13,933)
Total recoveries	20	3,850	1,812	154	5,836
Credit for loan losses	(3,785)	(22,466)	(5,184)	(165)	(31,600)

Balance at end of year	$453	$49,956	$12,737	$139	$63,285

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$7,262	$76,441	$27,069	$181	$110,953
Total charge-offs	(3,805)	(58,460)	(9,930)	(260)	(72,455)
Total recoveries	—	488	4,328	65	4,881
Provision for loan losses	761	60,752	(2,076)	166	59,603

Balance at end of year	$4,218	$79,221	$19,391	$152	$102,982

        The table below presents the breakdown of allowance by specific valuation and general valuation allowance at December 31, 2012 and December 31, 2011:

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total (Excluding HFS)
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%
Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%
Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total (Excluding HFS)
Impaired loans	$12,548	$51,087	$7,151	$—	$70,786
Specific valuation allowance	$2,304	$5,679	$6,072	$—	$14,055
Coverage ratio	18.36%	11.12%	84.91%	0.00%	19.86%
Non-impaired loans	$49,284	$1,528,499	$268,456	$15,080	$1,861,319
General valuation allowance	$1,914	$73,542	$13,319	$152	$88,927
Coverage ratio	3.88%	4.81%	4.96%	1.01%	4.78%
Gross loans receivable	$61,832	$1,579,586	$275,607	$15,080	$1,932,105
Allowance for loan losses	$4,218	$79,221	$19,391	$152	$102,982
Allowance coverage ratio	6.82%	5.02%	7.04%	1.01%	5.33%

        At December 31, 2012 and December 31, 2011, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.0 million and $2.0 million, respectively. These loans had no allowance for loan losses at both December 31, 2012 and December 31, 2011, respectively. The balance of loans is included in the allowance roll-forward tables above, specifically in the impaired loan and specific valuation allowance balances. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2012 and December 31, 2011:

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,838	$206	$—	$2,044

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

        A restructuring of a debt constitutes a troubled debt restructuring ("TDR"), if the Company for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

        Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDRs performing in accordance with their modified terms totaled $29.2 million for the same period. At December 31, 2011, the balance of non-accrual TDR loans totaled $7.3 million, and TDR loans performing in accordance with their modified terms totaled $15.1 million.

        The following tables represent the total balance of TDR loans by types of concessions made and loan segment at December 31, 2012 and December 31, 2011:

	December 31, 2012
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$17,178	$1,801	$9,289	$28,268
Commercial & Industrial	3,525	1,137	2,803	7,465

Total TDR Loans	$20,703	$2,938	$12,092	$35,733

	December 31, 2011
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$11,666	$846	$5,325	$17,837
Commercial & Industrial	3,466	1,080	—	4,546

Total TDR Loans	$15,132	$1,926	$5,325	$22,383

*
SBA guaranteed portions totaled $3.7 million and $5.0 million at December 31, 2012 and December 31, 2011, respectively.

        The following table represents the roll-forward of TDR loans with addition and reductions for the years ended December 31, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2012	December 31, 2011
Balance at Beginning of Period	$22,383	$48,746
New TDR Loans Added	22,881	8,979
Reductions Due to Sales	(6,868)	(26,119)
TDR Loans Paid Off	(841)	(107)
Reductions Due to Charge-Offs	(975)	(8,194)
Other Changes (Payments, Amortization, & Other)	(847)	(922)

Balance at End of Period	$35,733	$22,383

        The following tables summarizes the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$11,976	$1,026	$5,877	$18,879
Commercial & Industrial	1,683	257	2,961	4,901

Total TDR Loans	$13,659	$1,283	$8,838	$23,780

Post-Modification Balance:
Real Estate Secured	$11,679	$1,016	$5,811	$18,506
Commercial & Industrial	1,340	232	2,803	4,375

Total TDR Loans	$13,019	$1,248	$8,614	$22,881

Number of Loans:
Real Estate Secured	12	3	3	18
Commercial & Industrial	17	5	3	25

Total TDR Loans	29	8	6	43

	December 31, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$7,186	$807	$1,296	$9,289
Commercial & Industrial	3,206	232	—	3,438

Total TDR Loans	$10,392	$1,039	$1,296	$12,727

Post-Modification Balance:
Real Estate Secured	$4,246	$802	$1,287	$6,335
Commercial & Industrial	2,441	203	—	2,644

Total TDR Loans	$6,687	$1,005	$1,287	$8,979

Number of Loans:
Real Estate Secured	12	4	4	20
Commercial & Industrial	33	7	0	40

Total TDR Loans	45	11	4	60

        At December 31, 2012 and December 31, 2011, all the Company's TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans. Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

        The tables below summarize TDR loans that were modified during the past 12 months that had payment default during the years ended December 31, 2012 and December 31, 2011. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Year Ended December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$5,769	$—	$—	$5,769
Commercial & Industrial	309	—	—	309

Total TDRs Defaulted	$6,078	$—	$—	$6,078

Post-Modification Balance:
Real Estate Secured	$5,608	$—	$—	$5,608
Commercial & Industrial	58	—	—	58

Total TDRs Defaulted	$5,666	$—	$—	$5,666

Number of Loans:
Real Estate Secured	4	—	—	4
Commercial & Industrial	5	—	—	5

Total TDRs Defaulted Loans	9	—	—	9

	TDRs With Payment Defaults During the Year Ended December 31, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$3,483	$—	$—	$3,483
Commercial & Industrial	677	39	—	716

Total TDRs Defaulted	$4,160	$39	$—	$4,199

Post-Modification Balance:
Real Estate Secured	$559	$—	$—	$559
Commercial & Industrial	70	21	—	91

Total TDRs Defaulted	$629	$21	$—	$650

Number of Loans:
Real Estate Secured	5	—	—	5
Commercial & Industrial	9	1	—	10

Total TDRs Defaulted Loans	14	1	—	15

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2012:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$150,001	$—	$—	$—	$—	$150,001
Junior Subordinated Debentures(1)	238	—	—	61,857	—	62,095
Operating Leases	3,511	6,145	3,753	2,406	—	15,815
Unrecognized Tax Benefit	—	—	—	—	1,586	1,586
Investments in Affordable Housing Partnerships	5,017	5,270	71	152	—	10,510
Time Deposits	749,378	71,023	105	23	—	820,529

Total	$908,145	$82,438	$3,929	$64,438	1,586	$1,060,536

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

        As of December 31, 2012, 2011, and 2010, we had commitments to extend credit of $254.6 million, $227.5 million, and $267.8 million, respectively. Obligations under standby letters of credit were $14.6 million, $15.9 million, and $15.8 million at for the years ended 2012, 2011, and 2010, respectively, and the obligations under commercial letters of credit were $8.5 million, $9.6 million, and $5.4 million, respectively, for the same periods.

        The effect on our revenues, expenses, cash flows, and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. However, the Company records a reserve for loan commitments based on an internally defined utilization rates of exposure and historical loss rates for unused off-balance sheet loan commitments.

        The Company invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2012, the Company had fourteen investments, with a net carrying value of $28.6 million. Commitments to fund investments in affordable housing partnerships totaled $10.5 million at December 31, 2012 with the last of the commitments ending in 2026. At December 31, 2011, the Company had thirteen investments, with a net carrying value of $22.1 million. Commitments to fund investments in affordable housing partnerships totaled $15.6 million at December 31, 2011 with the last of the commitments also ending in 2026.

        In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled $265,000 at December 31, 2012. There were no accruals for loss contingencies related to legal claims at December 31, 2011. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than loans, investments, and federal funds sold. Before 2003, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock and the cash surrender value of the BOLI.

        In an effort to provide additional benefits aimed at retaining key employees and directors, while generating a tax-exempt noninterest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, 2009, 2010, 2011, and 2012, we purchased $532,000, $96,000, $0, $619,000, and $731,000, respectively, more in BOLI from the same insurance carriers. The Bank is the owner and the primary beneficiary of the life insurance policies and recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3.0 million to two different LIHTCF—$1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1.0 million, $2.0 million, and $3.0 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We then made $4.0 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP in 2007. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. In 2008, we committed to invest $3.0 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas. In 2009, we committed to invest $5.0 million in NHT 28 Tax Credit Fund and $5.0 million in Enterprise Green Communities West Fund in order to promote our CRA activities in the assessment area in Los Angeles, California. In 2010, we committed to invest $4.9 million Milan Town Homes in order to promote our CRA activities in the assessment area of Los Angeles, California. In 2011, we made $7.0 million and $5.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 9 and Enterprise CalGreen Fund, respectively, in order to promote our CRA activities in the assessment area in California. In 2012, we made a $4.5 million commitment to invest in RBC National Fund 15, in order to promote our CRA activities in the assessment area in Dallas-Fort Worth areas in Texas.

        We are required by FHLB to invest in FHLB stock in order to participate in FHLB's credit program in addition to being used as collateral for our FHLB borrowings. Our total investment in FHLB stock was $12.1 million at December 31, 2012, down $3.4 million from $15.5 million at the end of the previous year. Total cash dividends received from FHLB stock holdings amounted to $151,000, $52,000, and $69,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

        The balances of other earning assets as of December 31, 2012 and December 31, 2011 were as follows:

	Balances At December 31,
(Dollars In Thousands)	2012	2011
Type
BOLI	$21,213	$19,888
LIHTCF	39,154	37,676
Federal Home Loan Bank Stock	12,090	15,523

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2012, 2011, and 2010, were $2.17 billion, $2.20 billion, and $2.46 billion, respectively, representing a decrease of $35.5 million or 1.6% in 2012 and a decrease of $258.6 million, or 10.5% in 2011.

        Total average deposits for the years ended December 31, 2012, 2011, and 2010 were $2.17 billion, $2.20 billion, and $2.81 billion, respectively. Total average deposits decreased $604.4 million, or 21.5% during 2011, and decreased $36.1 million, or 1.6% during 2012 compared to the previous year. The decrease in deposits in 2011 and 2012 was a result of management's planned deposit run-off of higher-costing time deposits. As a result of the capital raise in the second quarter of 2011 and note sales throughout the year, the Company experienced a large inflow of excess liquidity. In order to limit the net interest margin compression from the current low rate environment and the excess liquidity, management implemented a strategy to reduce high-cost deposits, particularly time deposits. This was achieved through the gradual reduction in deposits rates for these accounts throughout the year. Our primary focus for 2012 was to improve our deposit mix and increase overall demand deposits accounts and balances. This strategy will continue into 2013 as well.

        Due to our efforts in controlling the growth of expensive time deposits, the percentage of average time deposits divided by average total deposits decreased to 41.9% in 2012, compared to 47.1% in 2011 and 49.9% in 2010. We will continue to promote our core-deposit campaign in order to achieve our core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 0.81% in 2012 compared to 0.96% in 2011, and 1.39% in 2010. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average rates paid for the years indicated:

Average Deposits

	For the Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand, noninterest-bearing	$510,544	—	$462,443	—	$427,388	—
Money market	621,638	0.77%	590,198	0.90%	880,618	1.33%
Super NOW	26,154	0.27%	23,869	0.35%	22,104	0.44%
Savings	100,740	2.35%	89,582	2.78%	77,484	3.07%
Time deposits of $100,000 or more	611,922	0.81%	658,862	0.96%	745,139	1.39%
Other time deposits	295,305	0.96%	377,491	1.15%	654,099	1.91%

Total deposits	$2,166,303	0.69%	$2,202,445	0.84%	$2,806,832	1.32%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2012 was as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2012

(Dollars in Thousands)

Balance
Three months or less	$295,220
Over three months through six months	69,220
Over six months through twelve months	158,244
Over twelve months	51,089

Total	$573,773

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at December 31, 2012, 2011, and 2010, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. With our continued strength in liquidity, we were able to reduce these deposits altogether by December 31, 2012, compared to $1.5 million at December 31, 2011, and $24.0 million at December 31, 2010. The reduction in brokered deposits was pro limit our reliance on non-core sources of funding. All of the brokered deposits will mature within one year.

  FHLB Borrowings

        Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from FHLB in order to take advantage of the flexibility and comparatively low cost. Due to the ongoing financial crisis and stiff competition for customer deposits among banks in our market, we occasionally used FHLB borrowings as an alternative to fund our loan portfolio. See "Liquidity Management" below for the details on the FHLB borrowings program.

        The following table is a summary of FHLB borrowings for fiscal years 2012 and 2011:

(Dollars in Thousands)	2012	2011
Balance at year-end	$150,000	$60,000
Average balance during the year	$8,798	$157,192
Maximum amount outstanding at any month-end	$150,000	$255,000
Average interest rate during the year	0.18%	1.31%
Average interest rate at year-end	0.28%	0.10%

  TARP Preferred Stock

        On December 12, 2008, we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase initially 949,460 shares of our common stock, for an aggregate purchase price of $62.2 million. The warrant to purchase our common stock had an exercise price of $9.82 per share. In 2012, we repurchased or redeemed the entire 62,158 shares of Series A Preferred Stock in two different stages. The initial repurchase was of 60,000 shares which were repurchased at discount of 5.6%, or a total purchase price of $56.6 million. The remaining shares were redeemed at par value, or $1,000 per share plus accrued dividends for a total purchase price of $2.2 million. The warrants to purchase common stock were also repurchased from the U.S. Treasury at a mutually agreed upon price of $760,000. At December 31, 2012 we were no longer a participant in the TARP Capital Purchase Program.

  Junior Subordinated Debentures; Trust Preferred Securities

        2002 Bank Level Junior Subordinated Debenture.    In December 2002, the Bank issued $10.0 million in Junior Subordinated Debentures (the "2002 debenture"). The interest rate payable on the debenture adjusted quarterly to the three-month LIBOR plus 3.10% and the maturity date was December 26, 2012. On September 26, 2012, the Company called the entire $10.0 million debenture and related trust preferred securities. The rate of interest on the 2002 debenture was 3.56% at the time of the redemption.

        2003 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In December 2003, Wilshire Bancorp was formed as a wholly-owned subsidiary of the Bank, in order to raise additional capital funds through the issuance of trust preferred securities. Prior to the completion of the August 2004 bank holding company reorganization, Wilshire Bancorp organized its wholly owned subsidiary, Wilshire Statutory Trust I, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust I ($464,000) and issued the 2003 Junior Subordinated Debenture (the "2003 debenture") in the amount of approximately $15.5 million to the Wilshire Statutory Trust I with terms substantially similar to the 2003 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust I's 2003 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the 2003 debenture in a depository account at the Bank and infused $14.5 million as additional equity capital to the Bank immediately following the holding company reorganization. The rate of interest on the 2003 debenture adjusted quarterly to the three-month LIBOR plus 2.85% and the maturity date was December 17, 2033. On December 17, 2012, the Company called the entire $15.5 million debenture and related trust preferred securities. The rate of interest on the 2003 debenture and related trust preferred securities was 3.24% at the time of the redemption.

        March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2005, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust II, which issued $20.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14.0 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 2.35% at December 31, 2012, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 17, June 17, September 17, or December 17.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust III, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities were fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The rate of interest on the September 2005 debenture and related trust preferred securities was 1.95% at December 31, 2012. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust IV, which issued $25.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 1.93% at December 31, 2012, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

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

        The final rule provides a transition period for bank holding companies to come into compliance with the new required capital restrictions. Accordingly, while the final rule became effective on April 11, 2005, for practical purposes, bank holding companies had until March 31, 2011 to come into compliance with the final rule's capital restrictions due to the transition period. In extending the transition period to 2009, the Federal Reserve noted that the extended period will provide bank holding companies with existing trust preferred securities with call features after the first five years an opportunity to restructure their capital elements in order to conform to the limitations of the final rule. Under the final rule, as of December 31, 2012, Wilshire Bancorp categorized $60.0 million trust preferred securities as Tier 1 capital.

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

Liquidity Management

        Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit needs and ongoing repayment of borrowings. Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash outflow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flow for off-balance sheet instruments.

        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the FHLB of San Francisco, and issuance of long-term debt. These funding sources are augmented by payments of principal and interest on loans and the routine pay-downs and liquidation of securities from the available-for-sale portfolio. In addition, government programs may influence deposit behavior. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        During the years ended December 31, 2012, 2011, and 2010, we experienced net cash outflows from operating activities of $39.1 million, inflows of $74.3 million, and net cash outflows of $31.2 million, respectively. In 2012, net cash used in operating activities was primarily attributable to originations of held-for-sale loans which increased $349.1 million to origination of $798.7 million in 2012 compared to an outflow of $430.5 million in 2011, and outflows were $111.3 million in 2010. Proceeds from the sale of held-for-sale loans totaled $700.2 million in 2012, $426.8 million in 2011, and $132.1 million in December 31, 2010.

        Net cash outflows from investing activities totaled $81.0 million in 2012 compared to net cash inflows of $280.4 million and $441.2 million, in 2011 and 2010, respectively. During 2012, investment securities activities (purchases, net of proceeds from repayments, maturities, calls, and sold securities) resulted in net cash outflows of $16.5 million compared to net cash outflows of $4.1 million in 2011, and net cash inflows of $339.9 million in 2010. In 2012, net loans receivable increased $88.5 million contributing to total cash outflows from investing activities. Cash inflows from the decline in net loans receivable totaled $159.3 million in 2011 and cash outflows from the increase in net loans receivable in 2010 totaled $56.9 million.

        Net cash outflows from financing activities totaled $31.7 million in 2012, $228.0 million in 2011, and $447.2 million in 2010. The net cash used in financing activities in 2012 was used to pay for the redemption of the Company's TARP preferred stock totaling $58.8 million in addition to the redemption of subordinated debentures of $25.5 million. The primary use of funds in 2011 and 2010 was to fund deposit declines and the redemption of FHLB borrowings.

        For the purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents and loans and securities available-for-sale. Our liquid assets at December 31, 2012, 2011, and 2010 totaled approximately $652.0 million, $699.2 million, and $532.3 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 23.7%, 25.9%, and 17.9% at December 31, 2012, 2011, and 2010, respectively. The increase in liquid assets in 2011 is a result of funds received from the sale of problem loans and proceeds from the capital raise during the second quarter of 2011, while the decline in liquid assets in 2012 was largely due the utilization of excess cash used to fund loan originations throughout the year.

        As a secondary source of liquidity, we have a combination of available borrowing sources comprised of FHLB advances, the Federal Reserve Bank's discount window borrowings, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. Among all these sources, we prefer advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, investments, and stock issued by the FHLB. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth, or on the FHLB's assessment of the institution's creditworthiness. While this fund provides flexibility and reasonable cost, we intend to limit our use to 80% of our borrowing capacity as such borrowings do not qualify as core funding sources.

        As of December 31, 2012, our borrowing capacity from the FHLB was approximately $692.9 million and the outstanding balance was $150.0 million, or approximately 21.6% of our borrowing capacity. As of December 31, 2012, we also maintained a guideline to purchase up to a combined $60.0 million in federal funds through lines with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $29.9 million at December 31, 2012. There were no outstanding balances at any of our correspondent banks or at the FRB discount window at December 31, 2012. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

Capital Resources and Capital Adequacy Requirements

        Historically, our primary source of capital has been internally generated operating income through retained earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We have considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt, or hybrid securities, similar to our 2011 capital raise.

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

        As of December 31, 2012, we were qualified as a "well-capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire State Bank:

			Actual capital ratios as of:
			December 31, 2012		December 31, 2011		December 31, 2010
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Capital Ratios
Wilshire Bancorp & Wilshire State Bank			Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	19.74%	19.29%	20.89%	20.42%	14.00%	13.72%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.47%	18.02%	19.59%	19.12%	12.61%	12.34%
Tier I capital to average assets	4.00%	5.00%	14.87%	14.52%	13.86%	13.53%	9.18%	8.98%

        At December 31, 2012, total shareholders' equity was $342.4 million, an increase of $32.8 million from shareholders' equity of $309.6 million at December 31, 2011. The increase in equity in 2012 was largely due to the increase in net income available to common shareholders totaling $93.7 million in 2012 compared to a loss of $34.0 million in 2011. The record earnings in 2012 helped offset the reduction in equity that resulted from the redemption of the TARP preferred stock during the year. This redemption of TARP preferred stock reduced total equity by $59.5 million. At December 31, 2011, total shareholders' equity increased by $80.4 million, after declaring cash dividends of $3.1 million to preferred shareholders, to $309.6 million from $229.2 million at December 31, 2010. The increase in capital in 2011 was a result of our second quarter issuance of common stock through our capital raise. After subtracting fees and costs associated with the capital raise, a total of $108.7 million in common stock was raised during the second quarter of 2011.

        As of December 31, 2012, we included $60.0 million in junior subordinated debentures in our regulatory capital ratio computations. All of these debentures were issued by the Company. At December 31, 2012, we did not include any qualifying subordinated debt in our calculation of Tier 2 and total capital.

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

        In April, 2011, the FASB issued ASU 2011-03, which eliminates from U.S. GAAP the requirement for entities to consider whether a transferor (i.e., seller) has the ability to repurchase the financial assets in a repurchase agreement ("repo"). This requirement was one of the criteria under ASC 860 that entities used to determine whether the transferor maintained effective control. Although entities must consider all the effective-control criteria under ASC 860, the elimination of this requirement may lead to more conclusions. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

        In June, 2011, the FASB issued ASU No. 2011-05, "Amendments to Topic 220, Comprehensive Income." ASU 2011-05 requires all non-owner changes in stockholders' equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The pronouncement should be applied retrospectively and effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As a result of this statement, we now present total other comprehensive income and the components of other comprehensive income in our Consolidated Statements of Comprehensive Income (Loss).

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

        In July 2012, FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment." This guidance clarifies the assessment options and testing processes previously defined in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment issued in September 2011. This guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this pronouncement did not have a material impact on results of operations or financial condition.

        In October 2012, the FASB issued ASU 2012-06, "Business Combinations (Topic 805) Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution." The objective of this guidance is to address the diversity in practice about how to interpret the terms "on the same basis" and "contractual limitations" when subsequently measuring an indemnification asset. This guidance is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

        In February 2013, FASB issued ASU 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12." This guidance requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement is not expected to have a material impact on results of operations or financial condition.

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

        In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would ultimately result in a decline in our net interest income and in our EVE. An increase in interest rates would increase net interest income and EVE, except in the case of 400 basis point increase in the interest rates which would reduce EVE.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2012 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	At December 31, 2012
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
	(Dollars in Thousands)
Interest-earning assets:
Gross loans	$1,277,384	$141,632	$626,879	$111,271	$2,157,166
Investment securities	11,190	28,216	213,522	79,626	332,554
Federal funds sold and cash equivalents	102,438	25,000	—	—	127,438

Total	$1,391,012	$194,848	$840,401	$190,897	$2,617,158

Interest-bearing liabilities:
Savings deposits	$100,784	$—	$—	$—	$100,784
Time deposits of $100,000 or more	295,220	227,464	51,089	—	573,773
Other time deposits	49,780	171,943	19,449	—	241,172
Other interest-bearing deposits	665,077	—	—	—	665,077
FHLB advances and other borrowings	150,000	—	—	—	150,000
Junior Subordinated Debenture	61,857	—	—	—	61,857

Total	$1,322,718	$399,407	$70,538	$—	$1,792,663

Interest rate sensitivity gap	$68,294	$(204,559)	$769,863	$190,897	$824,495
Cumulative interest rate sensitivity gap	$68,294	$(136,265)	$633,598	$824,495
Cumulative interest rate sensitivity gap ratio (based on total assets)	2.48%	-4.95%	23.03%	29.97%	29.97%

        The following table sets forth our estimated net interest income over a twelve months period and EVE based on the indicated changes in market interest rates as of December 31, 2012.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	14.55%	-1.49%
+300	10.13%	0.71%
+200	6.50%	2.33%
+100	3.21%	2.44%
0	—	—
-100	0.06%	-6.69%
-200	-0.30%	-6.72%
-300	-0.35%	-6.25%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 6, 2012 the Company dismissed Deloitte & Touche LLP as the Company's independent registered public accounting firm. On June 12, 2012 the Company engaged the firm of Crowe Horwath LLP as its new independent registered public accounting firm.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our "disclosure controls and procedures," as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management conducted an evaluation of the system of internal control over financial reporting as of December 31, 2012, using the criteria set forth by the "Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework", and concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

  Changes in Internal Control over Financial Reporting

        There were no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  Report of Independent Registered Public Accounting Firm

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page 107 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited Wilshire Bancorp, Inc. (the "Company") and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements of Bank Holding Companies (Form FR Y-9C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows as of and for the year ended December 31, 2012, of Wilshire Bancorp, Inc. and subsidiaries and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 14, 2013

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2013 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2012.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this report

(1)
Financial Statements

        The following financial statements of Wilshire Bancorp, Inc. are filed as a part of this Form 10-K on the pages indicated:

  (2)
  Financial Statement Schedules

        Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company's consolidated financial statements or related notes.

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
3.1	Articles of Incorporation, as amended and restated[1]
3.2	Certificate of Amendment to Articles of Incorporation[2]
3.3	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective December 12, 2008[2]
3.4	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A2
3.5	Certificate of Amendment to Articles of Incorporation[14]
3.6	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012[14]
4.1	Specimen of Common Stock Certificate[3]
4.2	Indenture of Subordinated Debentures dated as of September 19, 2002[9]
4.3	Indenture by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.4	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., U.S. Bank National Association, Soo Bong Min and Brian E. Cho dated as of December 17, 2003[4]
4.5	Guarantee Agreement by and between Wilshire Bancorp, Inc. and U.S. Bank National Association dated as of December 17, 2003[4]
4.6	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]
4.7	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005[4]
4.8	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[4]

Reference Number	Item
4.9	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.10	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005[4]
4.11	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.12	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.13	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.[5]
4.14	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[5]
4.15	Form of Certificate for the Series A Preferred Stock[2]
4.16	Warrant to Purchase Common Stock[2]
10.1	Stock Purchase Agreement by and between Wilshire State Bank and OSB Financial Services, Inc.[9]
10.2	Consulting Agreement with Soo Bong Min dated December 19, 20076,[7]
10.3	Letter Agreement, dated as of December 12, 2008, including the Securities Purchase Agreement—Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury[2]
10.4	Additional Letter Agreement, dated as of December 12, 2008, between the Company and the United States Department of the Treasury[2]
10.5	Form of Letter Agreement, executed by each of Joanne Kim, Alex Ko, Sung Soo Han, Seung Hoon Kang, and David Kim[2]
10.6	Form of Waiver, executed by each of Joanne Kim, Alex Ko, Sung Soon Han, Seung Hoon Kang, and David Kim[2]
10.7	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009[12]
10.8	2008 Stock Option Plan of Wilshire Bancorp, Inc.6,[8]
10.9	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.(Manhattan Branch)[11]
10.10	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2011[9]
10.11	Form of Restricted Stock Agreement[10]
10.12	Underwriting agreement, dated May 11, 2011, by and between Wilshire Bancorp, Inc. and J.P. Morgan Securities LLC, as representative of the underwriters named therein[13]
10.13	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 20126,[15]
10.14	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 20126,[15]
10.15	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 20126,[15]
10.16	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 20126,[15]
11	Statement regarding computation of Net Earnings per Share[15]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[15]
21	Subsidiaries of the Registrant[15]

Reference Number	Item
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[15]
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)[15]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[15]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[15]
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[15]
99.1	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Executive Officer)[15]
99.2	Certification Pursuant To Section 111(B)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Financial Officer)[15]
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Financial Condition as of December 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iv) Condensed Consolidated Statement of Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010, (v) Condensed Consolidated Statements of Cash Flows, for the years ended December 31, 2012, 2011, and 2010, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

11
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 1, 2010.

12
Incorporated by reference to the Exhibit to the Company's Form 8-K, as filed with the SEC on July 1, 2009.

13
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on May 12, 2011.

14
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on June 1, 2012.

15
Exhibit is filed with this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 14, 2013
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2013
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 14, 2013
/s/ KYU-HYUN KIM Kyu-Hyun Kim	Director	March 14, 2013
/s/ RICHARD Y. LIM Richard Y. Lim	Director	March 14, 2013
/s/ JOHN TAYLOR John Taylor	Director	March 14, 2013
/s/ CRAIG MAUTNER Craig Mautner	Director	March 14, 2013
/s/ YOUNG H. PAK Young H. Pak	Director	March 14, 2013

Signature	Title	Date

/s/ HARRY SIAFARIS Harry Siafaris	Director	March 14, 2013
/s/ DONALD BYUN Donald Byun	Director	March 14, 2013
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2012
and 2011 and for each of the years in the three-year
period ended December 31, 2012 and
Report of Independent Registered Public
Accounting Firms

MANAGEMENT'S ASSERTION AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        In this management report, the following subsidiary institutions of Wilshire Bancorp, Inc. (the "Company") that are subject to Part 363 are included in the statement of management's responsibilities; the report on management's assessment of compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions; and the report on management's assessment of internal control over financial reporting: Wilshire State Bank.

Financial Statements

        The management of the Company is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management.

Internal Control

        The Company's internal control over financial reporting, including the safeguarding of assets, is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in conformity with both accounting principles generally accepted in the United States of America and the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) ("Bank Holding Company Instructions").

        The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and financial statements for regulatory reporting purposes, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management is responsible for establishing and maintaining effective internal control over financial reporting including controls over the preparation of regulatory financial statements. Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Bank Holding Company Instructions as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Bank Holding Company Instructions, as of December 31, 2012.

        The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management to discuss the adequacy of internal control over financial reporting and any other matters which they believe would be brought to the attention of the Committee.

Compliance with Laws and Regulations

        Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws regulations.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2012.

/s/ JAE WHAN YOO Jae Whan Yoo Chief Executive Officer Wilshire Bancorp
/s/ ALEX KO Alex Ko Chief Financial Officer Wilshire Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statement of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 14, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited, before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), the consolidated statement of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2011 (the 2011 and 2010 consolidated financial statements before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such 2011 and 2010 consolidated financial statements, before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05, present fairly, in all material respects, the financial position of Wilshire Bancorp, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the adoption of ASU 2011-05 and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. These retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Costa Mesa, California
March 14, 2012

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$118,495	$155,245
Federal funds sold and other cash equivalents	55,005	170,005

Cash and cash equivalents	173,500	325,250
Securities available-for-sale, at fair value (amortized cost of $324 million and $312 million at December 31, 2012 and December 31, 2011, respectively)	332,504	320,064
Securities held-to-maturity, at amortized cost (fair value of $54 thousand and $70 thousand at December 31, 2012 and December 31, 2011, respectively)	50	66
Loans receivable (net of allowance for loan losses of $63 million and $103 million at December 31, 2012 and December 31, 2011, respectively)	1,943,082	1,824,690
Loans held-for-sale, at the lower of cost or market	145,973	53,814
Federal Home Loan Bank stock	12,090	15,523
Other real estate owned (OREO)	2,080	8,221
Due from customers on acceptances	54	414
Cash surrender value of bank owned life insurance	21,213	19,888
Investment in affordable housing partnerships	39,154	37,676
Bank premises and equipment	11,630	12,612
Accrued interest receivable	7,290	8,118
Deferred income taxes	20,862	—
Servicing assets	9,610	8,798
Goodwill	6,675	6,675
Core deposits intangibles	1,037	1,320
FDIC loss-share indemnification	5,446	21,922
Other assets	18,613	31,803

TOTAL	$2,750,863	$2,696,854

LIABILITIES:
Deposits:
Non-interest bearing	$586,003	$511,467
Interest bearing:
Savings	100,784	99,106
Money market and NOW accounts	665,077	596,397
Time deposits of $100,000 or more	573,773	647,537
Other time deposits	241,172	347,802

Total deposits	2,166,809	2,202,309
Federal Home Loan Bank advances and other borrowings	150,000	60,000
Junior subordinated debentures	61,857	87,321
Commitments to fund low income tax credit housing investments	10,510	15,565
Accrued interest payable	2,037	3,281
Acceptances outstanding	54	414
Other liabilities	17,179	18,382

Total liabilities	2,408,446	2,387,272

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; issued and outstanding, 0 and 62,158 shares at December 31, 2012 and December 31, 2011	—	61,000
Common stock, no par value—authorized, 200,000,000 and 80,000,000 shares at December 31, 2012 and December 31, 2011, respectively; issued and outstanding, 71,295,144 and 71,282,518 shares at December 31, 2012 and December 31, 2011, respectively	164,790	164,711
Accumulated other comprehensive income, net of tax	6,811	6,761
Retained earnings	170,816	77,110

Total shareholders' equity	342,417	309,582

TOTAL	$2,750,863	$2,696,854

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$109,367	$121,707	$140,028
Interest on investment securities	6,166	7,177	14,726
Interest on federal funds sold	1,424	1,080	1,666

Total interest income	116,957	129,964	156,420

INTEREST EXPENSE:
Interest on deposits	15,021	18,541	37,096
Interest on FHLB advances and other borrowings	16	2,057	3,124
Interest on junior subordinated debentures	2,018	1,991	2,484

Total interest expense	17,055	22,589	42,704

NET INTEREST INCOME BEFORE (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	99,902	107,375	113,716
(CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	(34,000)	59,100	150,800

NET INTEREST INCOME (LOSS) AFTER (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	133,902	48,275	(37,084)

NON-INTEREST INCOME:
Service charges on deposit accounts	12,672	12,570	12,545
Net gain on sale of loans	6,393	2,102	6,261
Loan-related servicing fees	5,267	4,615	4,163
Gain on sale or call of securities	3	99	8,782
Other income	3,914	4,419	4,161

Total non-interest income	28,249	23,805	35,912

NON-INTEREST EXPENSES:
Salaries and employee benefits	34,475	28,540	29,074
FDIC loss-share indemnification impairment	7,900	—	—
Occupancy and equipment	7,875	7,826	7,984
Net (gain) loss on sale of OREO	(616)	3,053	2,073
Regulatory assessment fee	2,147	3,945	4,524
Professional fees	4,421	6,709	5,009
Data processing	2,817	2,892	2,721
Low income housing tax credit investment losses	3,240	2,454	2,282
Other operating expenses	11,920	13,366	13,709

Total non-interest expenses	74,179	68,785	67,376

INCOME (LOSS) BEFORE INCOME TAXES	87,972	3,295	(68,548)
INCOME TAX (BENEFIT) PROVISION	(4,333)	33,625	(33,790)

NET INCOME (LOSS)	92,305	(30,330)	(34,758)

One-time adjustment from repurchase of preferred stock	3,389	—	—
Preferred stock cash dividend and accretion of preferred stock	(1,988)	(3,658)	(3,626)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$93,706	$(33,988)	$(38,384)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$1.31	$(0.61)	$(1.30)

Diluted	$1.31	$(0.61)	$(1.30)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,288,484	55,710,377	29,486,351
Diluted	71,375,150	55,710,377	29,486,351
COMMON STOCK CASH DIVIDEND DECLARED:
Cash dividend declared on common shares	$—	$—	$1,478

Cash dividend declared per common share	$—	$—	$0.05

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$92,305	$(30,330)	$(34,758)

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains on securities available-for-sale arising during the period	652	4,828	11,542
Reclassification adjustment for gains realized in net income	3	99	8,782
Less income tax expense	273	(8)	1,058

Net change in net unrealized gains on securities available-for-sale	376	4,737	1,702

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains (losses) on interest-only strips arising during period	43	20	(28)
Less income tax expense (benefit)	18	8	(12)

Net unrealized changes in net gains on interest-only strips	25	12	(16)

ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI") ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	(351)	—	—
Less income tax benefit	—	—	—

Net changes in AOCI on BOLI unrecognized prior service cost	(351)	—	—

TOTAL OTHER COMPREHENSIVE INCOME	$50	$4,749	$1,686

TOTAL COMPREHENSIVE INCOME (LOSS)	$92,355	$(25,581)	$(33,072)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Numbers of Shares	Amount	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—January 1, 2010	62,158	$59,931	29,483,307	$54,918	$326	$150,960	$266,135

Stock options exercised			11,800	98			98
Restricted stock forfeited			(18,192)	(37)			(37)
Cash dividend declared or accrued:
Common stock			723	(6)		(1,472)	(1,478)
Preferred stock						(3,113)	(3,113)
Share-based compensation expense				626			626
Tax benefit from stock options exercised				2			2
Accretion of discount on preferred stock		519				(519)	—
Comprehensive loss:
Net loss						(34,758)	(34,758)
Other comprehensive loss:
Change in unrealized gain on interest-only strips (net of tax)					(16)		(16)
Change in net unrealized gain on securities available-for-sale (net of tax)					1,702		1,702

Comprehensive loss							(33,072)

BALANCE—December 31, 2010	62,158	$60,450	29,477,638	$55,601	$2,012	$111,098	$229,161

Stock options exercised/forfeited			1,760	5			5
Restricted stock granted/forfeited, net			(15,020)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared or accrued:
Common stock						—	—
Preferred stock						(3,108)	(3,108)
Share-based compensation expense				394			394
Accretion of discount on preferred stock		550				(550)	—
Comprehensive loss:
Net loss						(30,330)	(30,330)
Other comprehensive loss:
Change in unrealized gain on interest-only strips (net of tax)					12		12
Change in net unrealized gain on securities available-for-sale (net of tax)					4,737		4,737

Comprehensive loss							(25,581)

BALANCE—December 31, 2011	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582

Stock options exercised/forfeited			12,626	53			53
Restricted stock granted/forfeited, net			—	—
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Cash dividend declared or accrued:
Common stock						—	—
Preferred stock						(830)	(830)
Share-based compensation expense				786			786
Accretion of discount on preferred stock		1,158				(1,158)	—
Comprehensive income:
Net income						92,305	92,305
Other comprehensive income:
Change in unrealized gain on interest-only strips (net of tax)					25		25
Change in net unrealized gain on securities available-for-sale (net of tax)					376		376
Accumulated OCI for BOLI unrecognized prior service cost					(351)		(351)

Comprehensive income							92,355

BALANCE—December 31, 2012	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$92,305	$(30,330)	$(34,758)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of investment securities	4,761	5,531	6,307
Depreciation of Bank premises and equipment	2,254	2,257	2,129
Accretion of discount on acquired loans	(1,943)	(2,404)	(4,000)
FDIC loss-share indemnification impairment	7,900	—	—
Amortization of core deposit intangibles	283	325	368
(Credit) provision for loan losses and loan commitments	(34,000)	59,100	150,800
Provision for other real estate owned losses	157	1,368	1,358
Deferred tax expense/valuation (benefit)	(20,830)	32,910	(28,716)
Loss on disposition of bank premises and equipment	—	38	20
Net gain on sale of loans held-for-sale	(7,083)	(5,186)	(6,261)
Proceeds from sale of loans held-for-sale	700,213	430,525	111,300
Origination of loans held-for-sale	(798,675)	(449,545)	(202,802)
Loss on valuation of held-for-sale impaired loans	690	3,084	—
Net gain on sale of available-for-sale securities	(3)	(99)	(8,782)
Change in fair value of servicing assets	332	692	646
Amortization of servicing rights	213	256	149
Net (gain) loss on sale of OREO	(616)	3,053	2,073
Share-based compensation expense	786	394	583
Earnings of cash surrender value of life insurance	(594)	(607)	(626)
Servicing assets capitalized	(1,357)	(2,415)	(1,228)
Decrease in accrued interest receivable	828	2,463	4,685
Loss on investments in affordable housing partnerships	3,240	2,454	2,282
Decrease (increase) in other assets	7,152	21,012	(44,356)
Dividends of Federal Home Loan Bank stock	151	52	—
Decrease in accrued interest payable	(1,244)	(811)	(1,774)
Increase in other liabilities	5,953	210	19,367

Net cash (used in) provided by operating activities	(39,127)	74,327	(31,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	16	20	24
Purchase of securities available-for-sale	(126,610)	(140,849)	(553,055)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	110,061	136,703	892,985
Net (increase) decrease in loans receivable	(88,481)	159,296	(56,914)
Payment of FDIC loss share indemnification	8,380	12,284	14,525
Proceeds from sale of other loans	7,646	95,909	130,313
Proceeds from sale of other real estate owned	15,612	23,686	16,647
Purchases of investments in affordable housing partnerships	(9,773)	(8,391)	(4,780)
Purchases of bank premises and equipment	(517)	(636)	(829)
Redemption of Federal Home Loan Bank stock	3,433	3,008	2,319
Purchases of bank owned life insurance	(731)	(619)	—

Net cash (used in) provided by investing activities	(80,964)	280,411	441,235

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$53	$5	$98
Proceeds from issuance of additional stock under public offering, net of associated offering costs	—	108,711	—
Payment of cash dividend on common stock	—	—	(2,949)
Payment of cash dividend on preferred stock	(1,219)	(3,108)	(3,108)
Cash paid for TARP preferred stock redemption	(58,769)	—	—
Cash paid for TARP warrant redemption	(760)	—	—
Cash paid for subordinated debenture redemption	(25,464)	—	—
Increase in Federal Home Loan Bank advances and other borrowings	150,000	190,000	113,496
Decrease in Federal Home Loan Bank advances and other borrowings	(60,000)	(265,000)	(187,485)
Tax benefit from exercise of stock option	—	—	2
Net decrease in deposits	(35,500)	(258,631)	(367,275)

Net cash used in financing activities	(31,659)	(228,023)	(447,221)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(151,750)	126,715	(37,222)
CASH AND CASH EQUIVALENTS—Beginning of year	325,250	198,535	235,757

CASH AND CASH EQUIVALENTS—End of year	$173,500	$325,250	$198,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,299	$23,400	$44,477
Income taxes paid	$13,167	$94	$16,509
Income tax refunds received	$13,703	$23,239	$142
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$8,681	$22,875	$29,191
Note financing for sale of other loans	$—	$32,681	$90,054
Loans transferred to held-for-sale from loans receivable	$16,771	$148,489	$(31,632)
Loans transferred to loans receivable from held-for-sale	$15,505	$16,291	$—
Other assets transferred to bank premises and equipment	$756	$941	$1,990
Transferred to SBA loans sold from other secured borrowings	$—	$20,806	$—
Transferred to gain on sale of loans from other secured borrowings	$—	$2,205	$—
Preferred stock cash dividend declared, but not paid	$—	$388	$388
Shares issued to underwriters in lieu of associated underwriting fees	—	2,317,523	—

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Wilshire Bancorp, Inc. (the "Company") succeeded to the business and operations of Wilshire State Bank, a California state-chartered commercial bank (the "Bank"), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire State Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank's shareholders approved reorganization into a holding company structure on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in consolidation.

        Reclassification—Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform to current year presentation including in accordance with the adoption of ASU No. 2011-05 the Company has included a Statement of Comprehensive Income/(Loss) for the years ended December 31, 2011 and 2010 to conform to the current year presentation.

        Cashflows—Cash and cash equivalents include cash and due from banks, term federal funds sold and overnight federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. The Company had no trading securities at December 31, 2012 and 2011; and

  (iii)
  Securities not classified as held-to-maturity or trading securities are classified as "available-for-sale" and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income (loss) in shareholders' equity.

        Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding, selling, or called securities are calculated using the specific-identification method.

        In accordance with Accounting Standards Codification ("ASC") 320-10-35-18, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary-impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not that the Company will be required to sell the security before recovering the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of investment securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other-than-temporary-impairments on investment securities in 2012, 2011, and 2010. The accounting treatment for interest-only strips (I/O strips) are similar to debt securities; impairment charges reduces the cost basis of the I/O strips and reduce earnings.

        Investment in available-for-sale securities is recorded at fair value pursuant to ASC 320-10-35-1. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair value is measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale include federal agency securities, residential mortgage-backed securities, residential collateralized mortgage obligations, municipal bonds and corporate debt securities. The Company's existing investment available-for-sale security holdings as of December 31, 2012 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on Level 2 measurement inputs.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, allowance for loan losses, and any deferred fees or costs on originated loans.

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is generally discontinued when a loan is 90 days or more delinquent unless management believes principal and interest on the loan is recoverable. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Allowance for Loan Losses and Loan Commitments—Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were recorded to the allowance for loan losses, whereas charges related to loan commitments were recorded as a reserve for loan commitments, which is presented as a component of other liabilities.

        The allowance for loan losses is comprised of two components, specific valuation allowance ("SVA") or allowance on impaired loans that are individually evaluated, and general valuation allowance ("GVA") or loans that are evaluated for losses in pools based on historical experience and qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. Historical loss experience used to calculate GVA may not entirely capture all expected credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Watch Loans—Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure is documented.

  Substandard—Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

  Doubtful—Loans having all the weakness inherent in a "substandard" classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

        We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan classes used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), trends in real estate value, and other factors. Although the QA takes into consideration different loan segments and loan classes, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or "GAAP". The Company considers all troubled debt restructurings to be impaired and are all accounted for in the same manner as other impaired loans. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

        The SVA component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

        Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

        Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

        Allowance for loan commitments represents reserves for unfunded loans commitments or lines of credit that are available but have not yet been used. The allowance for commitments is calculated by breaking down commitments by loan classes and takes into account such factors as average three month utilization rate and historical loss rates. The allowance for loan commitments is reported separately from allowance for loan losses in other liabilities in the "Consolidated Statements of Financial Condition".

        Loan Commitments and Related Financial Instruments: Financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        Servicing Assets & Interest Only Strips—Upon sales of SBA guaranteed loans, the Company receives a fee for servicing the loans. A servicing asset is initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. For purposes of impairment, the interest only strips are measured by collateral types while serving assets are accounted for at fair value. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing income on current earnings in the statement of operations.

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

        Bank Premises and Equipment—Bank premises and equipment are stated at cost less accumulated depreciation and amortization while land is carried at cost. Depreciation on building, furniture, fixtures, and equipment is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized on the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

        Other Real Estate Owned ("OREO")—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, establishing a new cost basis. The fair value of OREO is determined through appraisals or independent valuation. Loan balances in excess of the fair value of the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

real estate acquired at the date of acquisition are charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.

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

        Bank Owned Life Insurance ("BOLI") Obligation—The Company has purchased life insurance policies on certain key executives and Directors. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted ASC 715-60-35 on January 1, 2008, using the latter option, i.e., based on the future death benefit. During 2012, 2011, and 2010 the increase in BOLI expense related to the adoption of ASC 715-60-35 was $563,000, $510,000, and $628,000 respectively, which was included as part of the other expenses in the consolidated financial statements. The accrued liabilities are included in other liabilities and total $4.3 million and $3.5 million at December 31, 2012 and 2011.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated statement of financial condition. Commitment to fund investments in affordable housing is also included in the line items but is also grossed up and recorded in other liabilities.

        Goodwill—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at least annually. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08, a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore it would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The assessment of qualitative factors and goodwill impairment testing involves significant judgment and assumptions by management to which there is always some degree of uncertainty. The Company assessed the qualitative factors related to goodwill and determined goodwill was not impaired at December 31, 2012. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

        FDIC Indemnification Asset—With the acquisition of Mirae Bank, the Bank entered into a loss-sharing agreement with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss-sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification was accounted for on the date of the acquisition by adding the present value of all the cash flows that the Company expected to collect from the FDIC as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition and with payment received from the FDIC, the FDIC indemnification will decrease and increase, respectively. When covered loans are paid-off and sold, the FDIC indemnification asset is reduced and is offset with interest income. Covered loans that become impaired, increases the indemnification asset by the insured amount.

        Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax rates for deferred tax assets and liabilities is recognized in income in the period that includes the enacted date.

        Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive evidence that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets. As of December 31, 2012, management performed a critical evaluation of all positive and negative evidence supporting a reversal of the valuation allowance. Positive evidence includes, but not limited to, 12 quarters (three years) of cumulative positive pre-tax income, seven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in recovery or slow growth of U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of FDIC indemnification assets. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

negative evidence and deferred tax assets are now more-likely-than-not to be realized and therefore maintaining a valuation allowance was no longer required. As a result, management reversed the $41.3 million deferred tax valuation allowance during 2012.

        In 2007, the Company adopted the provision of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10, "Accounting for Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $751,000 and related interest of $50,000 in 2012. As of December 31, 2012, the total unrecognized tax benefit was $1.6 million and related interest was $114,000.

        Earnings (Loss) per Common Share—Basic earnings (loss) per common share ("EPS") are computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

        Comprehensive (Loss) Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on I/O strips, unrecognized prior service cost, and securities available-for-sale. The accumulated change in other comprehensive income, net of tax, is recognized as a separate component of equity.

        Dividend Restrictions—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the Company or by the Company to shareholders.

        Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers, and directors. Stock-Based compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards on the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock on the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The allowance for loan losses, loan servicing rights, deferred tax assets, fair value of securities and financial instruments, other real estate owned, FDIC Indemnification, and goodwill are particularly subject to change.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK

        The FDIC placed Mirae Bank ("Mirae") under receivership upon Mirae's closure by the California Department of Financial Institutions ("DFI") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC agreed to reimburse the Bank for 95 percent of the losses. The loss sharing agreements are subject to the Bank's compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009.

        In 2012, the FDIC loss-share agreement for single family loans was terminated by the FDIC. At the end of 2011, there were two loans that were covered under the single family loss-share agreement and as such, the FDIC paid the Company a one-time settlement on future expected losses to terminate this agreement. At December 31, 2012, there was 1 loan with a balance of $157,000 that would have been covered under the single family loan loss share agreement.

        The Mirae acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A "bargain purchase gain" totaling $21.7 million resulted from the acquisition and is included as a component of noninterest income on the 2009 statement of income. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed as no consideration was paid to purchase Mirae.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. FEDERALLY ASSISTED ACQUISITION OF MIRAE BANK (Continued)

        The table below reflects change to the FDIC indemnification asset for periods indicated:

FDIC Indemnification Asset

(Dollars in Thousands)

	2012	2011	2010
Beginning balance	$21,922	$28,199	$33,775
Additions resulting from charge-offs or impairment	3,088	8,251	11,928
(Deletions) additions from loans transferred to OREO	(156)	(73)	858
Payments received from the FDIC	(7,203)	(11,967)	(14,525)
Reimbursement of expense from the FDIC	(1,177)	(317)	(1,833)
Write-downs from impairment valuations	(7,900)	—	—
Write-downs resulting from loans sold or paid-off	(3,128)	(2,171)	(2,004)

Ending balance	$5,446	$21,922	$28,199

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values: The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The Company uses the following methods and assumptions in estimating our fair value disclosures for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis are listed as follows:

  Cash and cash equivalents—The carrying value of our cash and cash equivalents is approximately equal to the fair value resulting in a Level 1 classification.

  Federal funds sold—The carrying value of federal funds sold is approximately equal to the fair value resulting in a Level 1 classification.

  Investment securities—Investments securities are recorded at fair value pursuant to ASC 320-10 "Investments—Debt and Equity Securities." Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of December 31, 2012 is measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

  Loans—The fair value of variable rate loans that have no significant changes in credit risk are based on the carrying values. The fair values of other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar risk characteristics. The aforementioned fair value techniques result in a Level 3 classification. See below for impaired loans.

  Loans held-for-sale (excluding impaired loans held-for-sale)—Small Business Administration ("SBA") loans or mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing institutions. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

  Impaired loans—At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans are carried at fair value generally having had a charge-off through the allowance for loan losses or a specific valuation allowance. The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may also be valued using an appraisal, net book value per the borrower's financial statements or aging reports, adjusted or discounted based on management's historical knowledge, based on changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and are adjusted accordingly.

  Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or the Company's internal Appraisal Department. All indications

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value via comparison with independent data sources such as recent market data or industry-wide statistics.

  Impaired loans held-for-sale—Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for these loans are determined based on appraisals or sales contracts and commitments. Any subsequent declines in fair value for impaired loans held-for-sale are recorded as held-for-sale valuation allowances. The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

  Other real estate owned—OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with Level 3 measurement inputs.

  Servicing assets and interest-only strips—Small Business Administration ("SBA") and residential real estate loan servicing assets and interest-only ("I/O") strips represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for both servicing assets and I/O strips is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

  Federal Home Loan Bank stock—It is not practical to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on the stock's transferability.

  Accrued interest receivable—The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset resulting in a Level 2 or Level 3 classification which is consistent with its underlying asset.

  FDIC loss-share indemnification asset—The fair value of the FDIC loss-share indemnification asset is estimated by discounting the estimated future cashflows using current market rates for financial instruments with similar characteristics with Level 3 classification.

  Due from customer on acceptances—The carrying value of due from customers on acceptances is approximately equal to the fair value resulting in a Level 1 classification.

  Noninterest bearings deposits—The carrying value of our noninterest bearings deposits is approximately equal to the fair value resulting in a Level 1 classification.

  Interest bearings deposits—The fair value of money market and savings accounts is estimated to be the amount that is payable on demand as of the reporting date resulting in Level 2 classification. Fair value for fixed-rate time deposits is estimated using a discounted cash flow analysis which utilizes current interest rates offered on deposits of similar maturities resulting in a Level 2 classification.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Junior subordinated debentures—The fair value for junior subordinated debentures is derived from a discounted cash flow analysis based on current rates that are given for securities with similar risk characteristics, resulting in a Level 2 classification.

  Short-term Federal Home Loan Bank advances—The carrying value of our short-term Federal Home Loan Bank advances are approximately equal to the fair value as the borrowings are usually variable rate overnight advances for the periods indicated. As such short-term Federal Home Loan Bank advances have a Level 1 classification.

  Accrued Interest payable—The carrying amount of accrued interest payable approximates its fair value due to the short-term nature of this liability resulting in a Level 1 or 2 classification consistent with its underlying liabilities.

  Servicing liabilities—SBA loan servicing liabilities represent the costs associated with servicing SBA loans sold. The cost is determined through a discounted cash flow analysis which uses discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis. The Company classifies SBA loan servicing liabilities as recurring with Level 3 measurement inputs.

        The tables below summarize the valuation of the Company's financial instruments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2012 and December 31, 2011:

Financial Instruments Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	As of December 31, 2012
		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$27,919	$—	$27,919	$—
Mortgage-backed securities (residential)	60,427	—	60,427	—
Collateralized mortgage obligations (residential)	172,532	—	172,532	—
Corporate securities	40,370	—	40,370	—
Municipal bonds	31,256	—	31,256	—
Servicing assets	9,610	—	—	9,610
Interest-only strips	540	—	—	540
Servicing liabilities	(336)	—	—	(336)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

	As of December 31, 2011
			Fair Value Measurements Using:
	Total Fair Value		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$		$—	$—	$—
Mortgage-backed securities (residential)		14,475	—	14,475	—
Collateralized mortgage obligations (residential)		246,881	—	246,881	—
Corporate securities		24,414	—	24,414	—
Municipal bonds		34,294	—	34,294	—
Servicing assets		8,798	—	—	8,798
Interest-only strips		551	—	—	551
Servicing liabilities		(374)	—	—	(374)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by asset category with a summary of changes in fair value for the year ended December 31, 2012 and December 31, 2011:

(Dollars in Thousands)	At January 1, 2012	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At December 31, 2012	Net Cumulative Unrealized Loss in OCI
Servicing assets	$8,798	(332)	$—	$1,144	$—	$9,610	$—
Interest-only strips	551	(54)	43	—	—	540	(320)
Servicing liabilities	(374)	(9)	—	47	—	(336)	—

(Dollars in Thousands)	At January 1, 2011	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At December 31, 2011	Net Cumulative Unrealized Loss Loss in OCI
Servicing assets	$7,331	(692)	$—	$2,159	$—	$8,798	$—
Interest-only strips	615	(83)	19	—	—	551	(296)
Servicing liabilities	(393)	(28)	—	47	—	(374)	—

        We had no transfers of financial instruments between level 1, 2, and 3 during the years ended December 31, 2012 and December 31, 2011.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The following tables present assets measured at estimated fair value on a non-recurring basis and the total losses resulting from these fair value adjustments for the twelve month ended December 31, 2012 and December 31, 2011:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

	As of December 31, 2012
					Net Realized Losses
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Collateral Dependent Impaired Loans:
Construction	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	46,189	46,189	(2,158)
Residential Real Estate	—	—	2,093	2,093	(309)
OREO:
Commercial Real Estate	—	—	1,778	1,778	(157)
Residential Real Estate	—	—	302	302	—
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	—	—	(2,330)

Total	$—	$—	$50,362	$50,362	$(4,954)

	As of December 31, 2011
					Net Realized Losses
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Collateral Dependent Impaired Loans:
Construction	$—	$—	$20,300	$20,300	$—
Commercial Real Estate	—	—	81,243	81,243	(7,649)
Residential Real Estate	—	—	2,285	2,285	(183)
OREO:
Commercial Real Estate	—	—	8,639	8,639	(1,277)
Residential Real Estate	—	—	754	754	(91)
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	11,083	11,083	(4,246)

Total	$—	$—	$123,132	$123,132	$(13,446)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at December 31, 2012 is presented in the table below:

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range*
Servicing assets	$9,610	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.7% - 13.0%
Interest-only strips	540	Discounted cash flow	Discount rate	4.8% - 8.8%
			Constant prepayment rate	10.7% - 13.0%
Servicing liabilities	(336)	Discounted cash flow	Discount rate	4.5% - 10.0%
			Constant prepayment rate	13.0% - 13.3%
Collateral dependent impaired loans:
Commercial Real Estate	46,189	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	20.87%*
Residential Real Estate	2,093	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	61.53%*
OREO:
Commercial Real Estate	1,778	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	35.14%*
Residential Real Estate	302	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	16.52%*

*
Represents weighted average percentage

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2012 and 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

        The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows. Appraisals may include an 'as is' sales comparison approach and an 'upon completion' valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE OPTION AND MEASUREMENT FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

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

        The table below is a summary of fair value estimates at December 31, 2012 and December 31, 2011, for financial instruments, as defined by ASC 825-10 "Financial Instruments", including those financial instruments for which the Company did not elect fair value option. During years ended December 31, 2012 and December 31, 2011, there were no transfers of financial assets between Level 1 and Level 2.

		2012		2011
(Dollars in Thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$118,495	$118,495	$155,245	$155,245
Federal funds sold	Level 1	55,005	55,005	170,005	170,005
Investment securities available-for-sale	Level 2	332,504	332,504	320,064	320,064
Investment securities held-to-maturity	Level 2	50	54	66	70
Loans held-for-sale (excluding impaired loans)	Level 2	145,973	154,823	42,732	45,274
Loans receivable—net	Level 3	1,943,082	1,941,281	1,824,690	1,826,358
Federal Home Loan Bank stock	N/A	12,090	N/A	15,523	N/A
Accrued interest receivable	Level 2/3	7,290	7,290	8,118	8,118
FDIC loss-share indemnification asset	Level 3	5,446	5,446	21,922	21,922
Due from customer on acceptances	Level 1	54	54	414	414
Liabilities:
Noninterest-bearing deposits	Level 1	$586,003	$586,003	$511,467	$511,467
Interest-bearing deposits	Level 2	1,580,806	1,590,453	1,690,842	1,700,253
Junior subordinated debentures	Level 2	61,857	56,461	87,321	71,772
Short-term FHLB advances	Level 1	150,000	150,000	60,000	60,000
Accrued interest payable	Level 1/2	2,037	2,037	3,281	3,281
Acceptances outstanding	Level 1	54	54	414	414

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31:

2012 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$28,000	$—	$(81)	$27,919
Mortgage-backed securities (residential)	59,697	781	(51)	60,427
Collateralized mortgage obligations (residential)	168,819	3,893	(180)	172,532
Corporate securities	39,015	1,355	—	40,370
Municipal bonds	28,612	2,644	—	31,256

Total	$324,143	$8,673	$(312)	$332,504

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$50	$4	$—	$54

Total	$50	$4	$—	$54

2011 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Mortgage-backed securities (residential)	$13,659	$816	$—	$14,475
Collateralized mortgage obligations (residential)	241,635	5,299	(53)	246,881
Corporate securities	24,646	—	(232)	24,414
Municipal bonds	32,411	1,895	(12)	34,294

Total	$312,351	$8,010	$(297)	$320,064

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity
Collateralized mortgage obligations (residential)	$66	$4	$—	$70

Total	$66	$4	$—	$70

        Held-to-maturity ("HTM") securities, which are carried at amortized cost, decreased from $66,000 at December 31, 2011 to $50,000 at December 31, 2012. The $16,000 reduction in 2012 was due to principal pay-downs received during the year. Available-for-sale securities, stated at fair value, increased to $332.5 million at December 31, 2012 from $320.1 million at December 31, 2011.

        During the twelve months ended December 31, 2012 and 2011, we did not sell any investment securities. Realized gains from called investment securities totaled $3,000 in 2012 and $99,000 in 2011. During the twelve month ended December 31, 2010, we sold $575.9 million in investment securities for a

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

realized gain of $8.8 million. Unrealized gains recorded in accumulated other comprehensive income totaled $6.8 million (net of tax) at the end of 2012, down from $6.5 million (net of tax)at the end of 2011, and was $1.7 million (net of tax) at the end of 2010.

        At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

        The following tables summarizes securities with unrealized losses aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	Less than 12 months		12 months or longer		Total
As of December 31, 2012 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities (residential)	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations (residential)	32,389	(180)	—	—	32,389	(180)

Total investment securities	$89,292	$(312)	$—	$—	$89,292	$(312)

	Less than 12 months		12 months or longer		Total
As of December 31, 2011 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations (residential)	$11,513	$(53)	$—	$—	$11,513	$(53)
Corporate securities	24,414	(232)	—	—	24,414	(232)
Municipal bonds	—	—	799	(12)	799	(12)

Total investment securities	$35,927	$(285)	$799	$(12)	$36,726	$(297)

        Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        The Company performs an evaluation of the investment portfolio in assessing individual positions that have fair values that have declined below cost. In assessing whether there is other-than-temporary impairment, the Company considers:

  •
  Whether or not all contractual cash flows due on a security will be collected

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

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

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2012 and 2011 represent an other-than-temporary impairment. An other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The amortized cost and estimated fair value of investment securities by their contractual maturities are shown below at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$5	$5	$—	$—
Due after one year through five years	43,752	45,253	27,460	27,378
Due after five years through ten years	30,108	30,258	4,559	4,836
Due after ten years	250,278	256,988	280,332	287,850

Total	$324,143	$332,504	$312,351	$320,064

Held-to-maturity:
Due after ten years	$50	$54	$66	$70

Total	$50	$54	$66	$70

        The actual maturities of our mortgage-backed securities and collateralized mortgage obligations can differ from their stated contractual maturities because the underlying borrowers have the right to prepay on their obligations. The yields on the carrying value of these securities may also be affected by

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

prepayments and changes in interest rates. The contractual maturities of our mortgage-backed securities and collateralized mortgage obligations at December 31, 2012 are presented in the table below:

	Mortgage-Backed Securities		Collateralized Mortgage Obligations
December 31, 2012 (Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$5	$5	$—	$—
Due after one year through five years	646	670	—	—
Due after five years through ten years	204	221	—	—
Due after ten years	58,842	59,531	168,819	172,532

Total	$59,697	$60,427	$168,819	$172,532

Held-to-maturity:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	50	54

Total	$—	$—	$50	$54

        Securities with fair values of approximately $302.0 million and $304.4 million were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2012 and 2011, respectively. Of the $302.0 million in investments that were pledged at December 31, 2012, $215.3 million were pledged to secure certain deposits. In addition to securing deposits, $23.6 million in investments was pledged at the Federal Reserve Bank Discount Window and $54.7 million was pledged at the Federal Home Loan Bank. The remaining pledged securities were pledged against secured borrowing lines available at our correspondent banks.

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following disclosure reports the Company's loan portfolio segment and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company's loan portfolio segments are:

        Construction loans—The Company originates loans to finance construction projects including one to four family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company's ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers' ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Real estate secured loans—We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, apartment buildings, and other commercial properties. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% at origination of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within three to five years of the date of the loan.

        Real estate secured loans also includes SBA loans that secured by real estate in addition loans are loans secured by 1-4 family residential homes or mortgage loans, home equity lines of credit, and warehouse loans.

        Commercial and industrial loans—We offer commercial and industrial loans to sole proprietorships, partnerships, and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

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

        Commercial SBA loans are also included in commercial and industrial loans.

        Consumer loans—The Company provides a broad range of consumer loans to customers, including personal lines of credit, cash secured loans, and automobile loans. Repayment of these loans is dependent on the borrowers' ability to pay and the fair value of the underlying collateral.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of loans as of December 31:

	2012		2011
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Construction loans	$—	$20,928	$—	$61,832
Real estate secured loans	127,023	1,692,273	48,062	1,579,586
Commercial and industrial	18,950	284,318	5,752	275,607
Consumer loans	—	13,674	—	15,080

Gross Loans	145,973	2,011,193	53,814	1,932,105
Allowance for loan losses	—	(63,285)	—	(102,982)
Deferred loan fees	—	255	—	315
Unearned income	—	(5,081)	—	(4,748)

Net loans	$145,973	$1,943,082	$53,814	$1,824,690

        Our real estate secured loans and commercial and industrial loans are further broken down by class as follows when measuring for impairment and historical losses:

	2012		2011
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Real Estate Secured Loans:
Residential real estate	$73,191	$135,224	$19,935	$95,931
SBA real estate	53,832	119,581	17,045	100,390
Gas Station	—	94,503	1,986	109,043
Carwash	—	50,428	937	53,714
Hotel/Motel	—	123,697	1,840	138,982
Land	—	13,553	—	17,849
Other	—	1,155,287	6,319	1,063,677

Total real estate secured	$127,023	$1,692,273	$48,062	$1,579,586

	2012		2011
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial & Industrial Loans:
SBA commercial	$18,950	$33,985	$5,752	$35,018
Other commercial	—	250,333	—	240,589

Total commercial & industrial	$18,950	$284,318	$5,752	$275,607

        At December 31, 2012 and 2011, the Company serviced loans sold to unaffiliated parties in the amounts of $492.1 million and $498.6 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The maturity or repricing distribution of the loan portfolio at December 31, 2012 was as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Gross Loans
Less than one year	$145,973	$1,273,043	$1,419,016
One to five years	—	626,879	626,879
After five years	—	111,271	111,271

Total gross loans	$145,973	$2,011,193	$2,157,166

        The rate composition of the loan portfolio as of December 31, 2012 is as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Gross Loans
Fixed rate loans	$—	$948,731	$948,731
Variable rate loans	145,973	1,062,462	1,208,435

Total gross loans	$145,973	$2,011,193	$2,157,166

        The amounts on the tables above are the gross loan balance at December 31, 2012 before netting deferred loan fees and unearned income totaling $4.8 million.

        As of June 26, 2009, the Company acquired Mirae through the FDIC. Upon acquiring certain assets and liabilities, the Company entered into loss sharing agreements with the FDIC where the FDIC will share in losses on assets covered under the agreements. With respect to losses of up to $83.0 million on covered assets, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse the Bank for 95 percent of the losses. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years for losses and eight years for loss recoveries. In 2012, the FDIC loss-share agreement for single family loans was terminated by the FDIC and the Company. At the end of 2011, there were two loans that were covered under the single family loss-share agreement and as such, the FDIC paid the Company a one-time settlement on future expected losses to terminate this agreement. At December 31, 2012, there was 1 loan with a balance of $157,000 that would have been covered under the single family loan loss share agreement.

        As of December 31, 2012, the balance of loans which were subject to non-single family loss sharing agreement was $112.9 million, and the balance of loans no longer covered by losses sharing agreements totaled $157,000. As of December 31, 2011, the balance of loans which are subject to the single family loss sharing agreement was $320,000 and the balance of loans which are subject to the non-single family loss sharing agreement was $165.2 million. For those purchased loans, the net allowance for loan losses totaled $3.8 million and $10.3 million at December 31, 2012 and 2011, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The carrying amount of those loans as of December 31 for the years indicated are as follows:

(Dollars in Thousands)	2012	2011
Non SOP 03-3 Loans	$112,022	$163,446
SOP 03-3 Loans	1,007	2,044

Outstanding balance	$113,029	$165,490

Carrying value, net of allowance for loan losses	$109,190	$155,148

        SOP 03-3 loans are purchased loans for which it was probable at acquisition that all contractually required payments would not be collected. Following is the summary of SOP 03-3 loans as of December 31:

(Dollars in Thousands)	2012	2011
Breakdown of SOP 03-03 loans:
Real estate loans	$869	$1,838
Commercial and industrial	138	206

Total	$1,007	$2,044

        Loans acquired from Mirae were purchased at a discount. Accretion of $1.9 million on loans purchased at discount of $54.9 million was recorded as interest income in 2012 and $2.4 million in accretion income was recorded in 2011.

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

        The activity in the reserve for losses on unfunded loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2012	2011	2010
Balance—beginning of year	$3,423	$3,926	$2,515
(Credit) provision for losses on unfunded loan commitments	(2,400)	(503)	2,000
Transferred to on-balance sheet loan loss provision	—	—	(589)

Balance—end of year	$1,023	$3,423	$3,926

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables represent the annual roll-forward and breakdown by loan segment of the allowance for loan losses for each of the three years ended December 31, 2012, 2011, and 2010:

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(10,649)	(3,282)	(2)	(13,933)
Total recoveries	20	3,850	1,812	154	5,836
Credit for loan losses	(3,785)	(22,466)	(5,184)	(165)	(31,600)

Balance at end of year	$453	$49,956	$12,737	$139	$63,285

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$7,262	$76,441	$27,069	$181	$110,953
Total charge-offs	(3,805)	(58,460)	(9,930)	(260)	(72,455)
Total recoveries	—	488	4,328	65	4,881
Provision for loan losses	761	60,752	(2,076)	166	59,603

Balance at end of year	$4,218	$79,221	$19,391	$152	$102,982

	December 31, 2010
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$411	$34,458	$27,059	$202	$62,130
Total charge-offs	(401)	(90,575)	(17,986)	(267)	(109,229)
Total recoveries	5	1,068	2,393	144	3,610
Provision for loan losses & FDIC Indemnification	7,247	131,490	15,603	102	154,442

Balance at end of year	$7,262	$76,441	$27,069	$181	$110,953

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The tables below represent the breakdown of allowance by specific valuation and general valuation allowance by loan segment excluding loans held-for-sale each of the three years ended December 31, 2012, 2011, and 2010:

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Gross Loans (Excluding HFS)
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%
Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%
Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Gross Loans (Excluding HFS)
Impaired loans	$12,548	$51,087	$7,151	$—	$70,786
Specific valuation allowance	$2,304	$5,679	$6,072	$—	$14,055
Coverage ratio	18.36%	11.12%	84.91%	0.00%	19.86%
Non-impaired loans	$49,284	$1,528,499	$268,456	$15,080	$1,861,319
General valuation allowance	$1,914	$73,542	$13,319	$152	$88,927
Coverage ratio	3.88%	4.81%	4.96%	1.01%	4.78%
Gross loans receivable	$61,832	$1,579,586	$275,607	$15,080	$1,932,105
Allowance for loan losses	$4,218	$79,221	$19,391	$152	$102,982
Allowance coverage ratio	6.82%	5.02%	7.04%	1.01%	5.33%

        The table below is a summary of impaired loans at their recorded investment (or net principal balance) with and without specific reserves as of December 31, 2012 and 2011. The recorded investment in

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

loans excludes adjustments for accrued interest receivable and net deferred fees as these are not deemed significant to the presentation.

	Balance For Year Ended
(Dollars in Thousands)	December 31, 2012	December 31, 2011
With Specific Reserves
Without Charge-Offs	$16,310	$20,846
With Charge-Offs	16,522	26,627
Without Specific Reserves
Without Charge-Offs	32,087	22,042
With Charge-Offs	6,211	12,353

Total Impaired Loans	71,130	81,868
Allowance on Impaired Loans	(6,569)	(14,055)

Impaired Loans Net of Allowance	$64,561	$67,813

*
Impaired loans at December 31, 2012 and 2011 had SBA guarantee portion and discount on acquired loans totaling $59.4 million and $73.6 million, respectively.

        The cash basis income recognized from impaired loans for the year ended December 31, 2012, 2011, and 2010 were $1.9 million, $1.1 million, and $1.2 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The recorded investment of impaired loans with specific reserves and those without specific reserves as of December 31, 2012 and 2011 are listed in the following table by loan class:

	December 31, 2012			December 31, 2011
(Dollars In Thousands)	Balance	Related Allowance	Average Balance	Balance	Related Allowance	Average Balance
With Specific Reserves
Construction	$—	$—	$—	$8,189	$2,304	$8,188
Real Estate Secured:
Residential Real Estate	1,531	388	1,948	939	114	1,246
SBA Real Estate	8,818	488	19,433	7,007	1,363	30,499
Gas Station	3,269	517	3,839	2,520	183	4,563
Carwash	4,309	658	12,668	6,393	935	12,022
Hotel/Motel	—	—	—	2,471	529	5,276
Land	274	97	274	281	83	281
Other	9,913	1,346	15,985	12,565	2,472	18,628
Commercial & Industrial:
SBA Commercial	1,116	921	6,444	1,900	1,473	7,989
Commercial	3,602	2,154	4,893	5,208	4,599	6,240

Total With Related Allowance	32,832	6,569	65,484	47,473	14,055	94,932
Without Specific Reserves
Construction	$6,388	$—	$6,388	$4,359	$—	$4,359
Real Estate Secured:
Residential Real Estate	563	—	563	563	—	566
SBA Real Estate	3,416	—	8,258	7,159	—	15,458
Gas Station	4,863	—	8,726	6,052	—	8,669
Carwash	2,022	—	2,022	937	—	1,312
Hotel/Motel	4,103	—	7,401	6,099	—	8,779
Land	—	—	—	—	—	—
Other	12,983	—	13,974	9,183	—	11,626
Commercial & Industrial:
SBA Commercial	74	—	485	9	—	429
Commercial	3,886	—	5,688	34	—	87

Total Without Related Allowance	38,298	—	53,505	34,395	—	51,285

Total Impaired Loans	$71,130	$6,569	$118,989	$81,868	$14,055	$146,217

        A restructuring of a debt constitutes a troubled debt restructuring ("TDR"), if the Company for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the recorded investment TDR balances by segment at December 31, 2012 and 2011:

(Dollars in Thousands)	2012	2011
Real Estate Secured	$28,268	$17,837
Commercial & Industrial	7,465	4,546

Total TDRs	$35,733	$22,383

        All TDRs are considered impaired by the Company. At December 31, 2012 the balance of non-accrual TDR loans totaled $6.5 million and TDRs performing in accordance with their modified terms totaled $29.2 million. At December 31, 2011, $7.3 million in TDR loans were in non-accrual status and $15.1 million continue to perform in accordance with their modified terms.

        During the years ending December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

        The following tables represent the total recorded investment in TDR loans by types of concessions made and loan segment at December 31, 2012 and 2011:

	December 31, 2012
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total*
Real Estate Secured	$17,178	$1,801	$9,289	$28,268
Commercial & Industrial	3,525	1,137	2,803	7,465

Total TDR Loans	$20,703	$2,938	$12,092	$35,733

	December 31, 2011
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total*
Real Estate Secured	$11,666	$846	$5,325	$17,837
Commercial & Industrial	3,466	1,080	—	4,546

Total TDR Loans	$15,132	$1,926	$5,325	$22,383

*
SBA guaranteed portions totaled $3.7 million and $5.0 million at December 31, 2012 and December 31, 2011, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table represents the roll-forward of TDR loans with additions and reductions for the years ended December 31, 2012 and December 31, 2011:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2012	December 31, 2011
Balance at Beginning of Period	$22,383	$48,746
New TDR Loans Added	22,881	8,979
Reductions Due to Sales	(6,868)	(26,119)
TDR Loans Paid Off	(841)	(107)
Reductions Due to Charge-Offs	(975)	(8,194)
Other Changes (Payments, Amortization, & Other)	(847)	(922)

Balance at End of Period	$35,733	$22,383

        The following tables summarizes the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$11,976	$1,026	$5,877	$18,879
Commercial & Industrial	1,683	257	2,961	4,901

Total TDR Loans	$13,659	$1,283	$8,838	$23,780

Post-Modification Balance:
Real Estate Secured	$11,679	$1,016	$5,811	$18,506
Commercial & Industrial	1,340	232	2,803	4,375

Total TDR Loans	$13,019	$1,248	$8,614	$22,881

Number of Loans:
Real Estate Secured	12	3	3	18
Commercial & Industrial	17	5	3	25

Total TDR Loans	29	8	6	43

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The troubled debt restructurings described above increased the allowance for loan losses by $291,000 and resulted in charge offs of $58,000 during the year ended December 31, 2012.

	December 31, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$7,186	$807	$1,296	$9,289
Commercial & Industrial	3,206	232	—	3,438

Total TDR Loans	$10,392	$1,039	$1,296	$12,727

Post-Modification Balance:
Real Estate Secured	$4,246	$802	$1,287	$6,335
Commercial & Industrial	2,441	203	—	2,644

Total TDR Loans	$6,687	$1,005	$1,287	$8,979

Number of Loans:
Real Estate Secured	12	4	4	20
Commercial & Industrial	33	7	0	40

Total TDR Loans	45	11	4	60

        The troubled debt restructurings described above increased the allowance for loan losses by $3.7 million and resulted in charge offs of $718,000 during the year ending December 31, 2011.

        The following table presents loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2012 and 2011:

	TDRs With Payment Defaults During the Year Ended December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total
Balance at December 31
Real Estate Secured	$5,608	$—	$—	$5,608
Commercial & Industrial	58	—	—	58

Total TDRs Defaulted	$5,666	$—	$—	$5,666

Number of Loans:
Real Estate Secured	4	—	—	4
Commercial & Industrial	5	—	—	5

Total TDRs Defaulted Loans	9	—	—	9

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The troubled debt restructurings that subsequently defaulted described above did not have an impact to the allowance for loan losses but resulted in charge offs of $93,000 during the year ending December 31, 2012.

	TDRs With Payment Defaults During the Year Ended December 31, 2011
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/ Maturity	Interest Rate	Total
Balance at December 31,
Real Estate Secured	$559	$—	$—	$559
Commercial & Industrial	70	21	—	91

Total TDRs Defaulted	$629	$21	$—	$650

Number of Loans:
Real Estate Secured	5	—	—	5
Commercial & Industrial	9	1	—	10

Total TDRs Defaulted Loans	14	1	—	15

        The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $54,000 and resulted in charge offs of $1.3 million during the year ended December 31, 2011.

        A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms.

        The terms of certain other loans were modified during the year ended December 31, 2012 and 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 and 2011 of $132.0 million and $47.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant, which included delays in payment ranging from 3 to 6 months.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables provide information on non-accrual loans and loan past due over 90 days and still accruing by class:

	December 31, 2012
(Dollars In Thousands)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans*
Construction	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,928	—	1,928
SBA Real Estate	1,780	—	1,780
Gas Station	4,126	—	4,126
Carwash	3,733	—	3,733
Hotel/Motel	—	—	—
Land	—	—	—
Other	9,440	—	9,440
Commercial & Industrial:
SBA Commercial	222	—	222
Other Commercial	1,080	—	1,080
Consumer	—	—	—

Total	$27,953	$—	$27,953

	December 31, 2011
(Dollars In Thousands)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans*
Construction	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	1,488	—	1,488
SBA Real Estate	2,413	—	2,413
Gas Station	3,851	—	3,851
Carwash	6,250	—	6,250
Hotel/Motel	3,611	—	3,611
Land	—	—	—
Other	11,476	—	11,476
Commercial & Industrial:
SBA Commercial	173	—	173
Other Commercial	2,022	—	2,022
Consumer	—	—	—

Total	$43,832	$—	$43,832

*
Balances are net of SBA guaranteed portions totaling $18.4 million and $18.2 million at December 31, 2012 and December 31, 2011, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        No interest income related to non-accrual loans was included in net income for the years ended December 31, 2012, 2011, and 2010. Additional interest income of approximately $1.1 million, $4.6 million, and $9.6 million would have been recorded for the years ended December 31, 2012, 2011, and 2010, respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

        Delinquent loans, including non-accrual loans 30 days or more past due, at December 31, 2012 and December 31, 2011 is presented in the following tables by classes of loans:

	December 31, 2012
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$169	$193	$1,505	$1,867
SBA Real Estate	834	543	1,134	2,511
Gas Station	—	—	1,836	1,836
Carwash	—	—	3,733	3,733
Hotel/Motel	320	—	—	320
Other	1,328	—	4,428	5,756
Commercial & Industrial:
SBA Commercial	469	381	39	889
Commercial	544	338	463	1,345
Consumer	4	—	—	4

Total	3,668	1,455	13,138	18,261

Non-Accrual Loans Listed Above**	$609	$281	$13,138	$14,028

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
(Dollars In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$1,039	$1,017	$976	$3,032
SBA Real Estate	1,069	1,087	1,894	4,050
Gas Station	327	—	3,851	4,178
Carwash	937	1,457	4,792	7,186
Hotel/Motel	—	454	2,784	3,238
Other	1,255	8,310	9,994	19,559
Commercial & Industrial:
SBA Commercial	914	196	48	1,158
Commercial	1,360	402	1,224	2,986
Consumer	—	—	—	—

Total	6,901	12,923	25,563	45,387

Non-Accrual Loans Listed Above**	$1,657	$2,648	$25,563	$29,868

*
Balances are net of SBA guaranteed portions totaling $15.5 million and $17.4 million at December 31, 2012 and December 31, 2011, respectively.

**
Non-accrual loans less than 30 days past due totaling $14.0 million and $13.9 million at December 31, 2012 and December 31, 2011, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2012 and December 31, 2011 are presented in the following tables by classes of loans:

	December 31, 2012
	Special Mention	Substandard	Doubtful	Total
Construction	$—	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,060	910	1,241	3,211
SBA Real Estate	3,786	5,860	1,187	10,833
Gas Station	9,410	10,598	1,836	21,844
Carwash	1,680	14,403	1,926	18,009
Hotel/Motel	20,304	13,006	—	33,310
Land	3,290	926	—	4,216
Other	35,771	79,690	607	116,068
Commercial & Industrial:
SBA Commercial	934	2,762	—	3,696
Other Commercial	6,040	23,389	59	29,488
Consumer	—	4	—	4

Total	$82,275	$157,192	$6,856	$246,323

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	Special Mention	Substandard	Doubtful	Total
Construction	$—	$12,548	$—	$12,548
Real Estate Secured:
Residential Real Estate	896	1,521	326	2,743
SBA Real Estate	3,442	7,545	1,121	12,108
Gas Station	675	17,795	2,520	20,990
Carwash	10,075	14,400	1,115	25,590
Hotel/Motel	20,919	12,175	2,784	35,878
Land	3,861	281	—	4,142
Other	86,699	75,973	7,855	170,527
Commercial & Industrial:
SBA Commercial	1,133	2,995	—	4,128
Other Commercial	9,173	13,809	627	23,609
Consumer	—	3	—	3

Total	$136,873	$159,045	$16,348	$312,266

*
Balances are net of SBA guaranteed portions totaling $14.2 million and $13.1 million at December 31, 2012 and December 31, 2011, respectively.

        The Company offers residential mortgage lending and offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. The majority of the sellable loans are transferred to the secondary market while a certain portion was retained on the Company's books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2012 and 2011 was $111.3 million and $65.8 million, respectively. At December 31, 2012 total residential mortgage loans with interest only payments totaled $1.2 million. There were no residential mortgage loans with unconventional terms such as interest only mortgages or option adjustable rate mortgages at December 31, 2011 including loans held temporarily for sale or refinancing.

        The following is an analysis of all loans to officers and directors of the Company and their affiliates as of December 31:

(Dollars in Thousands)	2012	2011
Outstanding balance—beginning of year	$24,076	$25,287
Credit granted, including renewals	6,265	700
Repayments	(6,930)	(1,911)

Outstanding balance—end of year	$23,411	$24,076

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at 2012 year end was $472.6 million, which consisted of $378.6 million in real estate loans and $94.0 million in commercial and industrial. SBA loans serviced for others at December 31, 2011 totaled $485.0 million, comprised of $379.7 million in real estate

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LOAN SERVICING ASSETS (Continued)

loans and $105.3 million in commercial and industrial. Total mortgage loans serviced for other at December 31, 2012 totaled $9.2 million compared to $3.2 million at December 31, 2011.

        The following is a summary of activity for servicing assets and the related valuation allowance in the consolidated statements of financial condition at December 31, 2012 and 2011, respectively:

(Dollars in Thousands)	2012	2011
Beginning of year	$8,798	$7,331
Additions through assumptions of servicing assets	1,357	2,415
Amortization through pay-off of loans previously serviced	(213)	(256)
Changes in fair value	(332)	(692)

End of year	$9,610	$8,798

        The fair value of servicing assets was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

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

        The following table is a summary of weighted average discount rates and constant prepayment rates of the Company's servicing SBA loan portfolio as of December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Average Discount Rate:	5.75%	5.80%
Constant Prepayment Rate:	12.54%	14.24%
Weighted Average Life:	17 Years	20 Years

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2012	2011
Land	$2,968	$2,968
Building	2,744	2,744
Furniture and equipment	8,618	8,066
Leasehold improvements	12,797	12,501

Total	27,127	26,279
Accumulated depreciation and amortization	(15,497)	(13,667)

Total net of depreciation and amortization	$11,630	$12,612

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company has invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2012, the Company had fourteen such investments, with a net carrying value of $28.6 million. Commitments to fund investments in affordable housing partnerships totaled $10.5 million at December 31, 2012, with the last of the commitments ending in 2026. Total investment in affordable housing recorded on the balance at December 31, 2012 (including commitments to fund) was $39.1 million. The investments were accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships ceased to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 12 years are $37.6 million as of December 31, 2012. The Company's usage of federal tax credits approximated $4.1 million, $3.0 million, and $2.3 million during 2012, 2011, and 2010, respectively. Loss on investments in affordable housing amounted to $3.2 million, $2.5 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

9. DEPOSITS

        The scheduled maturities of total time deposits at December 31, 2012 are shown in the following table:

(Dollars in Thousands)	December 31, 2012
Time Deposit Maturities in 2013	744,407
Time Deposit Maturities in 2014	66,548
Time Deposit Maturities in 2015	3,990

Total Time Deposit Maturities	$814,945

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEPOSITS (Continued)

        The scheduled maturities of total time deposits in denominations of $100,000 or greater at December 31, 2012 are as follows:

(Dollars In Thousands)	December 31, 2012
Three months or less	$295,220
Over three months through six months	69,220
Over six months through twelve months	158,244
Over twelve months	51,089

Total	$573,773

10. COMMITMENTS AND CONTINGENCIES

        The following table represent future commitments and contingencies related to lease payments and investments in affordable housing partnerships at December 31, 2012:

(Dollars in Thousands) Year	Investments Affordable Housing Partnerships	Lease Payments
2013	$5,017	$3,511
2014	4,968	3,393
2015	302	2,751
2016	66	2,059
2017	5	1,694
Thereafter	152	2,407

Total	$10,510	$15,815

        Rental expense recorded under such leases amounted to approximately $3.9 million, $3.8 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        In the normal course of business, we are involved in various legal claims. We have reviewed all other legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Accrued loss contingencies for all legal claims totaled $265,000 at December 31, 2012. There were no accruals for loss contingencies related to legal claims at December 31, 2011. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $254.6 million and $227.5 million at December 31, 2012 and 2011, respectively. Obligations under standby letters of credit and commercial letters of credit together totaled $23.0 million and $25.6 million at December 31, 2012 and 2011, respectively.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2012, the Company had approved financing with the Federal Home Loan Bank ("FHLB") for a maximum advance of up to 30% of total assets based on qualifying collateral. The Company's borrowing capacity under the FHLB standard credit program per the Company's pledged loan collateral was approximately $641.9 million, with a $150.0 million borrowing outstanding and $491.9 million of capacity remaining as of December 31, 2012. The Company also participates in the Securities-Backed Credit Program (SBC Program) as well. The Company's borrowing capacity under the SBC program with pledged collateral (included in the capacity above) was approximately $51.0 million, with no borrowings as of December 31, 2012.

        The following table indicates the Company's outstanding advances from FHLB at December 31, 2012.

Issue Date	Amount (Dollars in Thousands)	Rate	Maturity Date
December 26, 2012	$100,000	0.28%	Daily Advance (Open Maturity)
December 18, 2012	50,000	0.28%	Daily Advance (Open Maturity)

Total Advances	$150,000	0.28%

        The following table summarizes information relating to the Company's FHLB advances for the periods indicated:

	Year Ended December 31,
(Dollars in Thousands)	2012	2011	2010
Average balance during the year	$8,798	$157,192	$125,214
Average interest rate during the year	0.18%	1.31%	2.49%
Maximum month-end balance during the year	$150,000	$255,000	$142,000
Loans collateralizing the agreements at year-end	$883,072	$911,760	$1,038,936
Securities collateralizing the agreements at year-end	$54,597	$40,224	$50,010

        Total junior subordinated debentures at December 31, 2012 totaled $61.9 million, compared to $87.3 million at December 31, 2011. In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

$77.3 million in Junior Subordinated Debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These Junior Subordinated Debentures are senior in liquidation rights to the Company's outstanding shares of common stock.

        On September 26, 2012, the Bank called the 2002 Wilshire State Bank Junior Subordinated Debentures totaling $10.0 million. The 2002 Junior Subordinated Debentures had a rate of 3.56% at the time of the redemption. On December 17, 2012, the Company also called the 2003 Wilshire Trust I totaling $15.5 million. The 2003 Junior Subordinated Debentures had a rate of 3.24% at the time of the redemption.

        The following table summarizes the Company's outstanding Subordinated Debentures at December 31, 2012:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire Statutory Trust II	03/17/2005	20,619	3 Month LIBOR + 1.79%	2.349%	03/17/2013	(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.946%	03/15/2013	(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.926%	03/15/2013	(3)	09/15/2037

		$61,857

(1)
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17 on or after March 17, 2010. The next callable date as of this report is March 17, 2013.

(2)
The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15 on or after September 15, 2010. The next callable date as of this report is March 15, 2013.

(3)
The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15 on or after September 15, 2012. The next callable date as of this report is March 15, 2013.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS

        On December 12, 2008, the Company issued $62.2 million in preferred stocks and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million in preferred stock investment from the U.S. Treasury, which is commonly referred to as the TARP investment, marked the completion of the sale to the U.S. Treasury of 62,158 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with a 10-year term)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS (Continued)

exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share.

        During the first quarter of 2012, the Company repurchased 60,000 of its 62,158 shares of TARP preferred stock from the U.S. Treasury in connection with the Company's participation in the TARP Capital Purchase Program. The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in a one-time increase to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million. The remaining 2,158 Preferred Shares were redeemed during the second quarter of 2012 at par value or $1,000 per share (or an actual cost of $2.2 million). During the second quarter of 2012, the Company also repurchased from U.S. Treasury the warrant to purchase 949,460 shares of the Company's common at a mutually agreed upon price of $760,000.

        As a result of our participation in the CPP, among other things, we were subject to U.S. Treasury's standards for executive compensation and corporate governance for the periods during which U.S. Treasury held our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Preferred Shares were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable.

13. STOCK OPTION AND RESTRICTED STOCK PLANS

Stock Option Plan

        The Company has issued stock options to directors and employees under share-based compensation plans. Stock options are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The expected life (estimated period of time outstanding) of options is estimated using the simplified method. The expected volatility is based on historical volatility for a period equal to the stock option's expected life. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        In 1997, the Bank established the 1997 Stock Option Plan ("1997 Plan") that provided for the issuance of stock options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. Exercise prices may not be less than the fair value at the date of grant. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. At December 31, 2012, 38,550 shares were previously granted and outstanding under this option plan.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        In June 2008, the Company established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 1,466,412 shares of the Company's common stock as of December 31, 2012. At December 31, 2012 there were 1,413,701 shares available to grant under the 2008 Plan.

        Total stock-based compensation expense was $786,000, $394,000, and $583,000 for the years ended December 31, 2012, 2011, and 2010 respectively.

        For 2012, 2011, and 2010, 1,090,725, 40,000, and 29,000 stock options were granted, respectively. The weighted average fair value of options granted during 2012, 2011 and 2010 was $1.48, $1.78, and $1.03 per share, respectively. They were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2012	2011	2010
Expected life	3.0 - 6.0 years	6.0 years	4.9 years
Expected volatility	50.3% - 65.9%	65.85%	53.78%
Expected dividend yield	0.00%	0.00%	2.13%
Risk-free interest rate	0.69%	1.19%	2.28%

        Activity in the stock option plan is presented as follows for the year ended December 31, 2012:

2012	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2012	1,013,020	$9.51
Granted(2)	1,090,725	4.54
Exercised	(12,626)	4.21
Forfeited(2)	(456,062)	8.60
Expired	(130,095)	15.01

Outstanding at December 31, 2012	1,504,962	$5.76	5.08 years	$1,552

Vested or expected to vest at December 31, 2012(1)	1,385,564	$7.22	4.96 years	$789

Option exercisable at December 31, 2012	667,080	$7.26	3.34 years	$416

(1)
Includes vested shares and non-vested shares after forfeiture rate is applied

(2)
Includes 430,000 stock option grants that were modified

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $4.99	510,000	$3.49	9.07 years	137,500	$3.45
$5.00 - $7.99	651,412	5.45	4.26 years	194,230	5.68
$8.00 - $10.99	305,000	9.03	0.56 years	296,800	9.02
$11.00 - $13.99	3,000	13.70	2.16 years	3,000	13.70
$14.00 - $15.99	35,550	15.30	2.04 years	35,550	15.30

Outstanding at end of year	1,504,962	$5.76	5.08 years	667,080	$7.26

        Activities related to stock options are presented as follows for the years indicated:

(Dollars in Thousands, Except Weighted Average Fair Value Price)	2012	2011	2010
Total intrinsic value of options exercised	$21	$—	$34
Total fair value of options vested	$583	$505	$768
Weighted average fair value of options granted during the year	$1.48	$1.78	$1.03

        As of December 31, 2012, total unrecognized compensation cost related to stock options and restricted shares that have been granted prior to the end of 2012 amounted to $804,000 and $49,000, respectively. These costs are expected to be recognized over a weighted average period of 2.99 years and 1.13 years, respectively.

        A summary of the status and changes of the Company's non-vested options related to the Company's stock option plan as of and during 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non vested at January 1, 2012	157,200	$2.36
Granted	1,090,725	1.48
Vested	(356,481)	1.64
Forfeitures on unvested shares	(53,562)	2.60

Non vested at December 31, 2012	837,882	$1.51

        In the first quarter of 2012, the Board of Directors for the Company approved the modification of stock options awards for seven Directors. The stock option awards were previously issued to the Directors under the 2008 Stock Incentive Plan (the "2008 Plan") which provides for a reserve of 2,933,200 shares of the Company's common stock, no par value per share, to be issued to the terms of the 2008 Plan. A total of 430,000 shares were modified on January 30, 2012. The weighted average exercise price of the shares before the modification was $8.76 and modified exercise price was set at $3.50 per share based on the closing market price of the Company's shares of common stock on January 30, 2012. The vesting period for

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

the modified stock option grants began on January 30, 2012, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments. The modified stock option awards expire 10 years from the date of the modification, or on January 30, 2022. The Company incurred approximately $204,000 in compensation expenses related to the modification.

        During the second quarter of 2012, the Board of Directors approved stock option awards to employees under the 2008 Plan. A total 609,225 options were granted to various employees at an exercise price of $5.29 per share, based on the closing price of the Company's shares on June 27, 2012. A portion of the new stock options that were granted were to replace previously granted stock options to employees that had exercise prices much higher than the current price of the Company's stock. The vesting period for the stock option awards began on June 27, 2012 at which time 25% was immediately vested with the remainder to be vested in 25% annual increments for three years. The stock options expire 5 years from the date of the award on June 27, 2017. Total stock compensation expenses related to these awards are $1.1 million.

        At December 31, 2012, the Company had 35,161 shares of restricted stock grants outstanding which were previously issued from the 2008 Plan. In 2012, there were no new restricted stock grants or forfeitures.

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2012, 2011, and 2010 is shown as follows:

(Dollars in Thousands)	Current	Deferred	Total
2012:
Federal	$16,072	$(13,607)	$2,465
State	425	(7,223)	(6,798)

	$16,497	$(20,830)	$(4,333)

2011:
Federal	$391	$20,107	$20,498
State	324	12,803	13,127

	$715	$32,910	$33,625

2010:
Federal	$(3,677)	$(20,509)	$(24,186)
State	(1,394)	(8,210)	(9,604)

	$(5,071)	$(28,719)	$(33,790)

        The following is a summary of the income taxes (payable) receivable. The $1.9 million in federal income taxes payable were included in other liabilities as of December 31, 2012. The $15.1 million in federal income taxes receivables were included in other assets as of December 31, 2011. The $383,000 in

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

state taxes receivable were included in other liabilities as of December 31, 2012. The $712,000 in state taxes receivable were included in other assets as of December 31, 2011.

(Dollars in Thousands)	2012	2011
Current income taxes (payable) receivable:
Federal	$(1,897)	$15,129
State	383	712

Total income taxes (payable) receivable	$(1,514)	$15,841

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2012 and 2011:

2012 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$19,066	$6,623	$25,689
Tax depreciation (greater) less than the financial statement depreciation	(431)	360	(71)
Net operating loss	—	—	—
ASC 718-10 non-qualified stock options	595	207	802
Charitable contributions	(11)	32	21
Unrealized loss on loans held-for-sale	2,752	956	3,708
Low income housing tax credit	(65)	186	121
Restricted stocks	110	38	148
CA Enterprise Zone tax credits	(544)	1,554	1,010
Accrued professional fees	62	22	84

Total deferred tax assets	21,534	9,978	31,512

Deferred tax liabilities:
Prepaid expenses	297	103	400
Deferred loan origination costs	1,383	480	1,863
OREO reserve	85	29	114
Unrealized gain on securities available-for-sale	2,648	839	3,487
Intangible related to business combination	197	68	265
ASC 860-50 adjustment	1,243	432	1,675
Gain from acquisition of Mirae Bank	1,652	574	2,226
Others	316	304	620

Total deferred tax liabilities	7,821	2,829	10,650

Valuation Allowance	$—	$—	$—

Net deferred tax assets	$13,713	$7,149	$20,862

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

2011 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$35,628	$11,034	$46,662
Tax depreciation (greater) less than the financial statement depreciation	(584)	326	(258)
Net operating loss	—	3,632	3,632
OREO reserve	(391)	(121)	(512)
ASC 718-10 non-qualified stock options	579	179	758
Charitable contributions	43	13	56
Unrealized loss on loans held-for-sale	872	270	1,142
Low income housing tax credit	2,895	395	3,290
Restricted stocks	103	32	135
CA Enterprise Zone tax credits	—	1,570	1,570
Accrued professional fees	333	103	436

Total deferred tax assets	39,478	17,433	56,911

Deferred tax liabilities:
Prepaid expenses	352	109	461
Deferred loan origination costs	1,419	439	1,858
Unrealized gain on securities available-for-sale	2,700	497	3,197
Intangible related to business combination	(145)	(45)	(190)
ASC 860-50 adjustment	944	292	1,236
Gain from acquisition of Mirae Bank	6,199	1,920	8,119
Others	720	215	935

Total deferred tax liabilities	12,189	3,427	15,616

Valuation Allowance	$(27,289)	$(14,006)	$(41,295)

Net deferred tax assets	$—	$—	$—

        In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2012 the Company had no valuation allowance and had net deferred tax asset of $20.9 million. As of December 31, 2011 and 2010, the Company had net a deferred tax assets of $0 and $46.4 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive evidence that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets. As of December 31, 2012, management performed an evaluation of all positive and negative evidence supporting a reversal of the valuation allowance. Positive evidence includes, but is not limited to, 12 quarters (three years) of cumulative positive pre-tax income, seven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in the economic recovery or slow growth of U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of the FDIC indemnification asset. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and deferred tax assets are now more-likely-than-not to be realized and therefore maintaining a valuation allowance was no longer required. As a result, management reversed the $41.3 million deferred tax valuation allowance during 2012, which includes $27.3 million reversal from federal deferred tax assets valuation allowance and $14.0 million reversal from state deferred tax assets valuation allowance.

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2012	2011	2010
Statutory tax rate	35%	35%	-35%
State taxes—net of California Enterprise Zone tax credit	5%	2%	-9%
Valuation Allowance	-41%	1019%	0%
Officer Life Insurance	0%	-6%	0%
Municipal Bonds	0%	-15%	1%
Tax credits	-5%	-26%	-4%
Other items	1%	11%	-2%

Total	-5%	1020%	-49%

        The effective tax rate for 2012 represents tax liabilities associated with current year operating income along with reversal of deferred tax asset valuation allowance.

        In accordance with ASC 740-10, the Company recorded an increase in liabilities for an unrecognized tax benefit of $751,000 and related interest of $50,000 in 2012.

(Dollars in Thousands)	2012	2011
Unrecognized tax benefit:
Balance, beginning of the year	$835	$657
Increases related to current year tax positions	145	178
Increases related to prior year tax positions	881	—
Expiration of the statute of limitations for assessment of taxes	(275)	—

Balance, end of the year	$1,586	$835

        As of December 31, 2012, the total unrecognized tax benefit that would affect the effective rate if recognized was $1.3 million which was comprised of the state exposure from California Enterprise Zone

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

net interest deductions and anticipated adjustments from a currently on-going IRS examination. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2012, the total accrued interest related to uncertain tax positions was $114,000. The Company accounts for interest related to uncertain tax positions as part of the Company's provision for federal and state income taxes. Accrued interest was included as part of the current tax payable in the consolidated financial statements.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2008 through 2012 tax years remain subject to examination by federal tax authorities, and 2008 through 2012 tax years remain subject to examination by most state tax authorities. The Company is under examination by Internal Revenue Services for the years 2009 and 2010, New York State Department of Finance for the years 2008, 2009, and 2010, and has recently been contacted for examination by California Franchise Tax Board for the years 2009 and 2010. During 2012, California Franchise Tax Board concluded the 2007 and 2008 examinations with no material adjustments. The Company believes that we have adequately provided or paid for income tax related issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that pending ongoing examination results will have a material impact on the Company's consolidated financial statements as of December 31, 2012.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. The carrying amount of goodwill amounted to $6.7 million at both December 31, 2012 and 2011 since no impairment losses were recorded. The Company also recorded $1.6 million in core deposit intangibles and $346,000 of favorable lease intangibles as a result of the Liberty Bank acquisition in 2006. With the acquisition of Mirae Bank in June 2009, the Bank recorded additional core deposit intangibles amounting to $1.3 million but recorded no goodwill from the transaction. At December 31, 2012, core deposit intangibles related to Liberty Bank and Mirae Bank had cost basis of $490,000 and $547,000, respectively. Core deposit intangibles related to Mirae Bank and Liberty Bank are both amortized on an accelerated basis using the attrition cash flow method for 10 years. Favorable lease intangibles related to Liberty Bank has been fully amortized since December 2009.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At December 31, 2012 management elected to assess the qualitative factors for 2012 to determine whether it was more likely than not that the fair value of the East Coast reporting unit was less than its carrying amount at December 31, 2012. Based on the analysis of these factors, management determined that it was more likely that not that the fair value exceeded the carrying value and therefore concluded not to proceed with the two-step impairment test.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

        The gross carrying amount and accumulated amortization for core deposit intangibles that resulted from the acquisition of Liberty Bank and Mirae Bank at December 31, 2012 and December 31, 2011 are shown in the table below:

	2012			2011
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Intangible assets:
Core deposits—Mirae Bank	$1,330	$(783)	$547	$1,330	$(674)	$656
Core deposits—Liberty Bank	1,640	(1,150)	490	1,640	(976)	664

Total Core Deposits	$2,970	$(1,933)	$1,037	$2,970	$(1,650)	$1,320

        The amortization schedule for intangible assets, specifically core deposit intangibles for the next five years as of December 31, 2012 is show in the table below:

(Dollars in Thousands)	2013	2014	2015	2016	2017
Other Intangible assets amortization	$296	$274	$237	$88	$82

16. BENEFIT PLANS

401(k) Savings Plan

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $760,000, $629,000, and $692,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Deferred Compensation Plan

        In 2003, we adopted a Survivor Income Plan for the benefit of the directors and officers of the Bank, in order to encourage their continued employment and service and to reward them for their past contributions. The plan was modified in 2005. We also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant's election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. We are obligated to pay any death benefit owing under the Survivor Income Plan in a lump sum within 90 days following the participant's death.

        The participant's rights under the Survivor Income Plan terminate upon termination of employment with Wilshire State Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefit calculated at such termination of employment date to a split dollar arrangement, provided such arrangement is available under bank

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BENEFIT PLANS (Continued)

regulation or tax law. If available, Wilshire State Bank and the participant will enter into a split dollar agreement and split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or director based on tax law or rules in force upon conversion. The Company accrued $775,000 in 2012 and $628,000 in 2010 for postretirement benefit obligations. There were no accruals in 2011 due to the termination of employees during the year.

        On January 30, 2012, the Board of Directors of the Company approved an increase in BOLI benefits totaling $565,000 for five of the Company's Directors. The plan increased benefits retroactively based on the Directors' previous service to the Company. In accordance with ASC 715-60-35, Company recorded BOLI unrecognized prior service costs in other comprehensive income to account of the prior service cost. At December 31, 2012 BOLI unrecognized prior service costs, a part of other comprehensive income, totaled $351,000.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to quarterly average assets. Management believes that, as of December 31, 2012 and 2011, the Company met all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2012 and 2011, the Company was able to include part of the proceeds from the previously issued trust preferred securities as Tier 1 capital. At December 31, 2012, the Company's Tier 1 risk-weighted capital ratio and Tier 1 leverage capital ratio were 18.47% and 14.87%, respectively, compared with 19.59% and 13.86%, as of December 31, 2011.

        As of December 31, 2012, all of the Company and Bank's capital ratios were in excess of the regulatory requirements for a "well-capitalized institution". To be categorized as well capitalized, the Company must maintain minimum total risk-based ratio of 10.0%, Tier I risk-based ratio of 6.0% and a Tier I leverage ratio of 5.0%.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        The Company's and Bank's actual capital amounts and ratios are presented in the table:

	Actual		For Capital Adequacy Purposes
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2012
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$411,395	19.74%	$166,718	≥	8.00%
Wilshire State Bank	$401,985	19.29%	$166,719	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$384,873	18.47%	$83,359	≥	4.00%
Wilshire State Bank	$375,463	18.02%	$83,359	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$384,873	14.87%	$103,564	≥	4.00%
Wilshire State Bank	$375,463	14.52%	$103,400	≥	4.00%
As of December 31, 2011
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$393,520	20.89%	$150,697	≥	8.00%
Wilshire State Bank	$383,963	20.42%	$150,442	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$368,951	19.59%	$75,348	≥	4.00%
Wilshire State Bank	$359,463	19.12%	$75,221	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$368,951	13.86%	$106,447	≥	4.00%
Wilshire State Bank	$359,463	13.53%	$106,285	≥	4.00%

        For the purposes of regulatory capital ratio computation, the Company's equity capital includes capital from the Company's public offering conducted in the second quarter of 2011. In the public offering, the Company raised approximately $115.0 million in equity capital through the issuance of common stock. After associated underwriting fees and costs and other expenses related to the offering, the Company's net equity increase was approximately $108.7 million.

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

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. As of December 31, 2012, the Bank is unable to pay dividends to the Company without prior regulatory approval.

18. EARNINGS PER COMMON SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted per common share computations at December 31, 2012, 2011 and 2010:

(Dollars in Thousands, Except per Share Data)	2012	2011	2010
Numerator:	$93,706	$(33,988)	$(38,384)

Net income (loss) available to common shareholders
Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,288,484	55,710,377	29,486,351
Effect of dilutive securities:
Stock option dilution(1)	86,666	—	—
Stock warrant dilution(2)
Denominator for diluted earnings per share:
Adjusted weighted-average shares	71,375,150	55,710,377	29,486,351

Basic earnings (loss) per share	$1.31	$(0.61)	$(1.30)

Diluted earnings (loss) per share	$1.31	$(0.61)	$(1.30)

(1)
Excludes 1,398,899 options outstanding at December 31, 2012 for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation. In addition 855,820 and 910,180 vested options outstanding at December 31, 2011 and 2010, respectively, were excluded as the options were deemed anti-dilutive due to the net loss recorded for available to common shareholders for these years.

(2)
There were 949,460 warrants outstanding at December 31, 2011 and 2010. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2011 and 2010. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation. The warrants were fully redeemed during 2012.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) components and related tax effects were as follows:

(Dollars in Thousands)	2012	2011	2010
Unrealized gains on securities available-for-sale	$652	$4,828	$11,542
Less: reclassification adjustment for gains realized in net income	3	99	8,782
Less: income tax expense	273	(8)	1,058

Net change in net unrealized gains on securities available-for-sale	$376	$4,737	$1,702

Net unrealized gains (losses) on interest-only strips	$43	$20	$(28)
Less: income tax expense (benefit)	18	8	(12)

Net unrealized changes in net gains on interest-only strips	$25	$12	$(16)

BOLI unrecognized prior service cost	$(351)	$—	$—
Less: income tax benefit	—	—	—

BOLI unrecognized prior service cost	$(351)	$—	$—

        The following is a summary of the accumulated other comprehensive income balances, net of tax:

(Dollars in Thousands)	December 31, 2011	Current Year Change	December 31, 2012
Unrealized gains on securities available-for-sale	$6,466	$376	$6,842
Net unrealized gains on interest-only strips	295	25	320
BOLI unrecognized prior service cost	—	(351)	(351)

Total other comprehensive income	$6,761	$50	$6,811

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

20. BUSINESS SEGMENT INFORMATION (Continued)

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

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segments
2012 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$87,303	$2,097	$10,502	$99,902
Less (credit) provision for loan losses and loan commitments	(32,682)	(1,436)	118	(34,000)
Other operating income	18,898	660	8,691	28,249

Net revenue	138,883	4,193	19,075	162,151
Other operating expenses	64,827	1,845	7,507	74,179

Income before taxes	$74,056	$2,348	$11,568	$87,972

Total assets	$2,474,564	$46,289	$230,010	$2,750,863

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. BUSINESS SEGMENT INFORMATION (Continued)

	Business Segments
2011 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$95,394	$2,372	$9,609	$107,375
Less provision (credit) for loan losses and loan commitments	56,299	(1,352)	4,153	59,100
Other operating income	8,851	857	14,097	23,805

Net revenue	47,946	4,581	19,553	72,080
Other operating expenses	60,237	1,519	7,029	68,785

(Loss) income before taxes	$(12,291)	$3,062	$12,524	$3,295

Total assets	$2,472,456	$63,255	$161,143	$2,696,854

	Business Segments
2010 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$100,875	$2,979	$9,862	$113,716
Less provision for loan losses and loan commitments	139,185	3,794	7,821	150,800
Other operating income	26,132	1,029	8,751	35,912

Net (loss) revenue	(12,178)	214	10,792	(1,172)
Other operating expenses	61,737	1,631	4,008	67,376

(Loss) income before taxes	$(73,915)	$(1,417)	$6,784	$(68,548)

Total assets	$2,728,602	$43,562	$198,361	$2,970,525

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

	2012	2011
	(Dollars in Thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$8,065	$6,804
Investment in subsidiary	393,797	377,416
Prepaid income taxes	2,459	3,143
Other assets	2	2

Total assets	$404,323	$387,365

Liabilities:
Other borrowings	$61,857	$77,321
Accounts payable and other liabilities	49	72
Cash dividend payable	—	390

Total liabilities	61,906	77,783
Shareholders' equity	342,417	309,582

Total	$404,323	$387,365

	2012	2011	2010
	(Dollars in Thousands)
STATEMENTS OF OPERATIONS
Interest expense	$1,749	$1,645	$2,134
Other operating expense	2,203	1,283	1,394

Total expense	3,952	2,928	3,528
Other income	53	49	64
Distributed earnings of subsidiary	77,622	—	—
Undistributed earnings (losses) of subsidiary	16,795	(28,612)	(32,750)

Earnings (losses) before income tax benefit	90,518	(31,491)	(36,214)
Income tax benefit	1,787	1,161	1,456

Net income (loss)	$92,305	$(30,330)	$(34,758)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

	2012	2011	2010
	(Dollars In Thousands)
STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net income (loss)	$92,305	$(30,330)	$(34,758)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
(Decrease) increase in accounts payable and other liabilities	(24)	3	(28)
Stock compensation expense	786	396	583
Decrease (increase) in prepaid income taxes	684	(1,161)	(778)
Increase in other assets	—	—	527
Undistributed (earnings) loss of subsidiary	(16,795)	28,612	32,750

Net cash provided by (used in) operating activities	76,956	(2,480)	(1,704)

Cash flows from investing activities:
Payment from and (investments in) subsidiary	464	(103,000)	12,000

Net cash provided by (used in) investing activities	464	(103,000)	12,000

Cash flows from financing activities:
Proceeds From issuance of common stock	—	108,711	—
Proceeds from exercise of stock options	53	5	98
Cash paid for TARP preferred stock and warrant redemption	(59,529)	—	—
Cash paid for subordinated debenture redemption	(15,464)	—	—
Payments of cash dividend on common stock	—	—	(2,949)
Payments of preferred stock cash dividend	(1,219)	(3,108)	(3,108)

Net cash (used in) provided by financing activities	(76,159)	105,608	(5,959)

Net increase in cash and cash equivalents	1,261	128	4,337
Cash and cash equivalents, beginning of year	6,804	6,676	2,339

Cash and cash equivalents, end of year	8,065	6,804	$6,676

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended,
2012 (Dollars in Thousands, Except Share Data)	March 31,	June 30,	September 30,	December 31,	YTD Total
Net interest income	$24,439	$24,244	$25,592	$25,627	$99,902
Credit of loan losses and loan commitments	—	(10,000)	(12,000)	(12,000)	(34,000)
Net income	16,451	22,175	38,469	15,210	92,305
Net income available to common shareholders	17,916	22,111	38,469	15,210	93,706
Basic earnings per common share	$0.25	$0.31	$0.54	$0.21	$1.31
Diluted earnings per common share	$0.25	$0.31	$0.54	$0.21	$1.31

2011
Net interest income	$29,295	$27,335	$25,522	$25,223	$107,375
Provision for loan losses and loan commitments	44,800	10,300	2,500	1,500	59,100
Net (loss) income	(51,193)	3,026	11,102	6,735	(30,330)
Net (loss) income available to common shareholders	(52,105)	2,113	10,186	5,818	(33,988)
Basic (loss) earnings per common share	$(1.77)	$0.04	$0.14	$0.08	$(0.61)
Diluted (loss) earnings per common share	$(1.77)	$0.04	$0.14	$0.08	$(0.61)