Form 10-Q
period 2013-03-31
WILSHIRE BANCORP INC
filed 2013-05-01
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒

The number of shares of Common Stock of the registrant outstanding at April 30, 2013 was 71,296,956.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$86,890	$118,495
Federal funds sold and other cash equivalents	55,005	55,005
Cash and cash equivalents	141,895	173,500

Securities available-for-sale, at fair value (amortized cost of $329 million and $324 million at March 31, 2013 and December 31, 2012, respectively)	336,569	332,504
Securities held-to-maturity, at amortized cost (fair value of $50 thousand and $54 thousand at March 31, 2013 and December 31, 2012, respectively)	46	50
Loans receivable (net of allowance for loan losses of $59 million and $63 million at March 31, 2013 and December 31, 2012, respectively)	1,991,360	1,943,082
Loans held-for-sale, at the lower of cost or market	134,129	145,973
Federal Home Loan Bank stock, at cost	11,933	12,090
Other real estate owned (OREO)	1,219	2,080
Due from customers on acceptances	162	54
Cash surrender value of bank owned life insurance	22,074	21,213
Investments in affordable housing partnerships	38,334	39,154
Bank premises and equipment	11,218	11,630
Accrued interest receivable	7,533	7,290
Deferred income taxes	17,135	20,862
Servicing assets	10,421	9,610
Goodwill	6,675	6,675
Core deposits intangibles	967	1,037
FDIC loss-share indemnification asset	4,954	5,446
Other assets	19,796	18,613
TOTAL	$2,756,420	$2,750,863

LIABILITIES:
Deposits:
Non-interest bearing	$593,584	$586,003
Interest bearing:
Savings	100,146	100,784
Money market and NOW accounts	648,593	665,077
Time deposits of $100,000 or more	589,502	573,773
Other time deposits	230,733	241,172
Total deposits	2,162,558	2,166,809

Federal Home Loan Bank advances	150,000	150,000
Junior subordinated debentures	61,857	61,857
Commitments to fund investments in affordable housing partnerships	9,484	10,510
Accrued interest payable	2,056	2,037
Bank acceptances outstanding	162	54
Other liabilities	16,590	17,179
Total liabilities	2,402,707	2,408,446

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 71,296,956 and 71,295,144 shares at March 31, 2013 and December 31, 2012, respectively	164,915	164,790
Accumulated other comprehensive income, net of tax	6,393	6,811
Retained earnings	182,405	170,816
Total shareholders’ equity	353,713	342,417

TOTAL	$2,756,420	$2,750,863

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$26,885	$27,121
Interest on investment securities	1,725	1,525
Interest on federal funds sold	153	601
Total interest income	28,763	29,247

INTEREST EXPENSE:
Interest on deposits	2,849	4,255
Interest on FHLB advances and other borrowings	80	6
Interest on junior subordinated debentures	282	547
Total interest expense	3,211	4,808

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	25,552	24,439

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	25,552	24,439

NON-INTEREST INCOME:
Service charges on deposit accounts	2,808	3,226
Gain on sale of loans, net	3,486	758
Loan-related servicing fees	1,450	1,359
Gain on sale or call of securities	—	3
Other income	961	1,040
Total non-interest income	8,705	6,386

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,805	8,162
Occupancy and equipment	2,040	1,942
Regulatory assessment fee	333	845
Loss on investments in affordable housing partnerships	820	656
Data processing	675	732
Professional fees	1,125	480
Other operating expenses	3,486	1,910
Total non-interest expense	17,284	14,727

INCOME BEFORE INCOME TAXES	16,973	16,098
INCOME TAX PROVISION (BENEFIT)	5,384	(354)
NET INCOME	$11,589	$16,452

PREFERRED STOCK ADJUSTMENTS:
Preferred stock cash dividend	—	(802)
Accretion of discount on preferred stock	—	(1,123)
Adjustment from repurchase of preferred stock	—	3,389
Total preferred stock adjustment	—	1,464

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,589	$17,916

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.16	$0.25
Diluted	$0.16	$0.25
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,295,673	71,282,518
Diluted	71,431,841	71,311,209

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012

NET INCOME	$11,589	$16,452

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(513)	1,389
Reclassification adjustment for gains realized in net income	—	(3)
Unrealized (losses) gains on securities available-for-sale after reclassification	(513)	1,386
Less income tax benefit	(217)	—
Net change in net unrealized (losses) gains on securities available-for-sale	(296)	1,386

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during the period	21	25
Less income tax expense	9	—
Net unrealized changes in net gains on interest-only strips	12	25

ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	(134)	(301)
Less income tax expense	—	—
Net changes in AOCI on BOLI unrecognized prior service cost	(134)	(301)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(418)	$1,110

TOTAL COMPREHENSIVE INCOME	$11,171	$17,562

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income	Earnings	Equity
BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Redemption of preferred stock	(60,000)	(60,000)				3,389	(56,611)
Preferred stock cash dividend declared						(802)	(802)
Share-based compensation expense				165			165
Accretion of discount on preferred stock		1,123				(1,123)	—
Comprehensive income:
Net income						16,452	16,452
Other comprehensive income					1,110		1,110
BALANCE—March 31, 2012	2,158	$2,123	71,282,518	$164,876	$7,871	$95,026	$269,896

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised			1,812	10			10
Share-based compensation expense				115			115
Comprehensive income:
Net income						11,589	11,589
Other comprehensive loss					(418)		(418)
BALANCE—March 31, 2013	—	$—	71,296,956	$164,915	$6,393	$182,405	$353,713

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,589	$16,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	896	1,469
Depreciation of bank premises and equipment	551	567
Accretion of discount on acquired loans	(228)	(517)
Amortization of core deposit intangibles	70	71
Provision for losses on loans and loan commitments	—	—
(Credit) provision for losses on other real estate owned	(17)	50
Deferred tax expense (benefit)	3,799	(2,685)
(Gain) loss on disposition of bank premises and equipment	(2)	1
Net realized gain on sale of loans held-for-sale	(3,486)	(1,448)
Valuation of held-for-sale impaired loans	—	690
Proceeds from sale of loans held-for-sale	317,272	82,668
Origination of loans held-for-sale	(302,664)	(80,359)
Net realized gain on sale or call of available-for-sale securities	—	(3)
Change in unrealized appreciation on servicing assets	(107)	(13)
Disposition of servicing rights	75	30
Net realized gain on sale of other real estate owned	(157)	(490)
Share-based compensation expense	115	165
Change in cash surrender value of life insurance	(151)	(148)
Servicing assets capitalized	(782)	(231)
Increase in accrued interest receivable	(243)	(267)
Loss on investments in affordable housing partnerships	820	656
(Increase) decrease in other assets	(1,140)	14,300
Federal Home Loan Bank stock cash dividend	73	20
Increase in accrued interest payable	19	148
(Decrease) increase in other liabilities	(589)	58,555
Net cash provided by operating activities	25,713	89,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	4	4
Purchase of securities available-for-sale	(30,811)	—
Proceeds from principal repayment of securities available-for-sale	25,337	27,679
Net (increase) decrease in loans receivable	(47,627)	24,307
Payment of FDIC loss-share indemnification	477	3,675
Proceeds from sale of other loans	—	342
Proceeds from sale of other real estate owned	1,259	8,818
Purchases of investments in affordable housing partnerships	(1,026)	(410)
Purchases of bank premises and equipment	(137)	(76)
Purchases of bank owned life insurance	(710)	—
Redemption of Federal Home Loan Bank stock	157	742
Net cash (used in) provided by investing activities	(53,077)	65,081

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$10	$—
Payment of cash dividend on preferred stock	—	(777)
Cash paid for TARP preferred stock redemption	—	(56,611)
Repayment of Federal Home Loan Bank advances	—	(60,000)
Net (decrease) increase in deposits	(4,251)	7,964
Net cash used in financing activities	(4,241)	(109,424)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,605)	45,338

CASH AND CASH EQUIVALENTS — Beginning of period	173,500	325,250
CASH AND CASH EQUIVALENTS — End of period	$141,895	$370,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,192	$4,660
Income taxes paid	$3,467	$—
Income tax refunds received	$—	$13,454

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$300	$1,992
Loans transferred to held-for-sale from loans receivable	$—	$500
Loans transferred to loans receivable from held-for-sale	$345	$3,973
Other assets transferred to bank premises and equipment	$—	$47
Preferred stock cash dividend declared, but not paid	$—	$414

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.   Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, the “Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as the “Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  The Bank has 25 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area.  We also have 8 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, Washington, and Virginia.

Note 2.   Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2013 and December 31, 2012, statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the three months ended March 31, 2013 and March 31, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2012.  Some items in the prior period financial statements were reclassified to conform to the current presentation.  The reclassifications had no effect on prior period net income or shareholders’ equity.

Note 3.   Redemption of TARP Preferred Stock

During the first quarter of 2012, the Company repurchased 60,000 of its 62,158 outstanding shares of preferred stock (the “Preferred Shares”) from the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the TARP Capital Purchase Program (the “CPP”).  The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in a one-time adjustment to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million.  The remaining 2,158 Preferred Shares were redeemed during the second quarter of 2012 at par value or $1,000 per share (or an actual cost of $2.2 million).  During the second quarter of 2012, the Company also repurchased from Treasury the warrant to purchase 949,460 shares of the Company’s common stock.  The warrant, which had been issued to the Treasury in connection with the CPP, was repurchased at a mutually agreed upon price of $760,000.

As a result of our participation in the CPP, among other things, we were subject to Treasury’s current standards for executive compensation and corporate governance for the periods during which Treasury held our Preferred Shares, including the first quarter of 2012. These standards were set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Preferred Shares were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable.

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

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations).  The FDIC loss-share indemnification was accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC loss-share indemnification will decrease and increase, respectively.  Therefore, changes to expected cash flow on acquired loans results in an adjustment in the balance of the FDIC loss-share indemnification asset and is recorded as an impairment, or the asset balance is increased and offset with non-interest expense. When covered assets are paid-off or sold, the FDIC loss-share indemnification asset is reduced and offset with non-interest expense. Covered assets that become impaired increase the indemnification asset. At March 31, 2013, the remaining FDIC loss-share indemnification balance, net of impairment, was $5.0 million.  The remaining covered loan balance, net of discount, at March 31, 2013 was $108.0 million.

Note 5.   Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The fair value inputs of the instruments are classified and disclosed in one of the following three categories pursuant to ASC 820:

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

Level 3 – Pricing inputs are inputs unobservable for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of March 31, 2013 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

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

Loans held-for-sale (excluding impaired loans held-for-sale) — Small Business Administration (“SBA”) loans or mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing institutions.  We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans are carried at fair value generally having had a charge-off through the allowance for loan losses or a specific valuation allowance.  The fair value of impaired loans that are not collateral dependent are measured based on the present value of estimated cash flows.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may also be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and are adjusted accordingly.

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

Servicing assets and interest-only strips — SBA and residential real estate loan servicing assets and interest-only (“I/O”) strips represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for both servicing assets and I/O strips is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for both servicing assets and I/O strips. The Company classifies loan servicing assets and I/O strips as recurring with Level 3 measurement inputs.

Federal Home Loan Bank stock — It is not practical to determine the fair value of Federal Home Loan Bank stock due to the restrictions placed on the stock’s transferability.

Accrued interest receivable — The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset resulting in a Level 2 or Level 3 classification which is consistent with its underlying asset.

FDIC loss-share indemnification asset — The fair value of the FDIC loss-share indemnification asset is estimated by discounting the estimated future cashflows using current market rates for financial instruments with similar characteristics with Level 3 classification.

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

Accrued Interest payable — The carrying amount of accrued interest payable approximates its fair value due to the short-term nature of this liability resulting in a Level 1 or 2 classification consistent with its underlying liabilities.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at March 31, 2013 and December 31, 2012:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$37,962	$—	$37,962	$—
Mortgage-backed securities (residential)	77,456	—	77,456	—
Collateralized mortgage obligations (residential)	149,899	—	149,899	—
Corporate securities	40,283	—	40,283	—
Municipal bonds	30,969	—	30,969	—
Servicing assets	10,421	—	—	10,421
Interest-only strips	550	—	—	550
Servicing liabilities	(343)	—	—	(343)

	Fair Value Measurements Using:
As of December 31, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$27,919	$—	$27,919	$—
Mortgage-backed securities (residential)	60,427	—	60,427	—
Collateralized mortgage obligations (residential)	172,532	—	172,532	—
Corporate securities	40,370	—	40,370	—
Municipal bonds	31,256	—	31,256	—
Servicing assets	9,610	—	—	9,610
Interest-only strips	540	—	—	540
Servicing liabilities	(336)	—	—	(336)

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At January 1, 2013	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2013	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$9,610	$107	$—	$704	$—	$10,421	$—
Interest-only strips	540	(11)	21	—	—	550	(332)
Servicing liabilities	(336)	(15)	—	8	—	(343)	—

(Dollars in Thousands)	At January 1, 2012	Net Realized (Losses) Gains in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2012	Net Cumulative Unrealized Loss in Other Comprehensive Income
Servicing assets	$8,798	$20	$—	$195	$—	$9,013	$—
Interest-only strips	551	(15)	25	—	—	561	(320)
Servicing liabilities	(374)	(11)	—	13	—	(372)	—

We had no transfers of financial instruments between level 1, 2, or 3 during the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012.

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012, and the total losses resulting from these fair value adjustments for the quarter ended March 31, 2013 and December 31, 2012:

As of March 31, 2013

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Gains (Losses)
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$55,373	$55,373	$(4,403)
Residential Real Estate	—	—	1,668	1,668	(174)
OREO:
Commercial Real Estate	—	—	1,219	1,219	17
Residential Real Estate	—	—	—	—	—
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	—	—	—
Total	$—	$—	$58,260	$58,260	$(4,560)

As of December 31, 2012

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$46,189	$46,189	$(2,158)
Residential Real Estate	—	—	2,093	2,093	(309)
OREO:
Commercial Real Estate	—	—	1,778	1,778	(157)
Residential Real Estate	—	—	302	302	—
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	—	—	(2,330)
Total	$—	$—	$50,362	$50,362	$(4,954)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at March 31, 2013 is presented in the table below:

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *

Servicing assets	$10,421	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.4% - 11.5%
Interest-only strips	550	Discounted cash flow	Discount rate	4.8% - 8.8%
			Constant prepayment rate	10.4% - 11.5%
Servicing liabilities	(343)	Discounted cash flow	Discount rate	4.5% - 10.0%
			Constant prepayment rate	11.5% - 11.7%
Collateral dependent impaired loans:
Commercial Real Estate	55,373	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	11.71%*
Residential Real Estate	1,668	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	56.38%*
OREO:
Commercial Real Estate	1,219	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	21.22%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The fair value of OREO and collateral-dependent impaired loans are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

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

The table below is a summary of fair value estimates at March 31, 2013 and December 31, 2012, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$86,890	$86,890	$118,495	$118,495
Federal funds sold	Level 1	55,005	55,005	55,005	55,005
Investment securities available-for-sale	Level 2	336,569	336,569	332,504	332,504
Investment securities held-to-maturity	Level 2	46	50	50	54
Loans receivable, net of allowance	Level 3	1,991,360	1,989,194	1,943,082	1,941,281
Loans held-for-sale	Level 2	134,129	141,610	145,973	154,823
Federal Home Loan Bank stock	N/A	11,933	N/A	12,090	N/A
Accrued interest receivable	Level 2 / 3	7,533	7,533	7,290	7,290
FDIC loss-share indemnification asset	Level 3	4,954	4,954	5,446	5,446
Due from customer on acceptances	Level 1	162	162	54	54

Liabilities:
Non-interest bearing deposits	Level 1	$593,584	$593,584	$586,003	$586,003
Interest-bearing deposits	Level 2	1,568,974	1,577,399	1,580,806	1,590,453
Junior subordinated debentures	Level 2	61,857	56,486	61,857	56,461
Short-term FHLB advances	Level 1	150,000	150,000	150,000	150,000
Accrued interest payable	Level 1 / 2	2,056	2,056	2,037	2,037
Bank acceptances outstanding	Level 1	162	162	54	54

Note 6.         Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain or loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$46	$50	$4	$50	$54	$4
Total investment securities held-to-maturity	$46	$50	$4	$50	$54	$4

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$37,962	$(38)	$28,000	$27,919	$(81)
Mortgage backed securities (residential)	76,927	77,456	529	59,697	60,427	730
Collateralized mortgage obligations (residential)	146,299	149,899	3,600	168,819	172,532	3,713
Corporate securities	38,873	40,283	1,410	39,015	40,370	1,355
Municipal securities	28,622	30,969	2,347	28,612	31,256	2,644
Total investment securities available-for-sale	$328,721	$336,569	$7,848	$324,143	$332,504	$8,361

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at March 31, 2013:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$46	$—	$—	$46
Total investment securities held-to-maturity	$—	$46	$—	$—	$46

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$37,962	$—	$37,962
Mortgage backed securities (residential)	4,744	546	270	71,896	77,456
Collateralized mortgage obligations (residential)	19,131	120,766	10,002	—	149,899
Corporate securities	7,908	32,375	—	—	40,283
Municipal securities	—	4,198	2,104	24,667	30,969
Total investment securities available-for-sale	$31,783	$157,885	$50,338	$96,563	$336,569

The Company did not have any investment securities that were sold during the first quarter of 2013 and there were no realized gains or losses on any called investment securities during this period.  Realized gains for the three months ended March 31, 2012 totaled $3,000, which was related to an investment that was called during the first quarter of 2012.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at March 31, 2013, and December 31, 2012:

	As of March 31, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government sponsored enterprises	$27,941	$(59)	$—	$—	$27,941	$(59)
Mortgage-backed securities (residential)	37,237	(157)	—	—	37,237	(157)
Collateralized mortgage obligations (residential)	19,770	(188)	—	—	19,770	(188)
Total investment securities	$84,948	$(404)	$—	$—	$84,948	$(404)

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities (residential)	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations (residential)	32,389	(180)	—	—	32,389	(180)
Total investment securities	$89,292	$(312)	$—	$—	$89,292	$(312)

Securities with fair values of approximately $306.0 million and $302.0 million were pledged to secure public deposits or for other purposes required or permitted by law at March 31, 2013 and December 31, 2012, respectively.

Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income, net of taxes.  In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Management determined that any individual unrealized loss as of March 31, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) collateralized mortgage obligations (“CMOs”) was attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBSs or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At March 31, 2013, we have the intent and ability to hold the securities in an unrealized loss position until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. At March 31, 2013, none of our municipal and corporate securities were in an unrealized loss position. Therefore, these investments did not represent an other-than-temporary impairment.

Note 7.         Loans

The following footnote disclosure reports the Company’s loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:

Construction loans — The Company originates loans to finance construction projects including one to four family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.

Real estate secured loans — We offer real estate secured loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties.  Real estate secured loans are further broken out by class based on the type of loan and underlying collateral.  These classes include SBA loans secured by real estate, residential real estate loans, gas station loans, carwash loans, hotel/motel loans, land loans, and loans secured by other types of properties.

Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located.  Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index.  However, an increasing amount of new real estate secured loan originations bear fixed rather than floating interest rates due to the current competitive market environment and trends.  Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% of the appraised value or purchase price, whichever is lower at origination.  We usually impose a prepayment penalty on real estate secured loans, usually a period within three to five years of the date of the loan.

Commercial and industrial loans — We offer commercial and industrial loans to sole proprietorships, partnerships, and corporations.  These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory.  Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

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

Commercial and industrial loans are broken down further into two different classes, SBA loans and other commercial and industrial loans.

Consumer loans — The Company provides a broad range of consumer loans to customers, including personal lines of credit, cash secured loans, and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and such loans are referred to herein as “covered loans.” All loans other than the covered loans are referred to herein as “non-covered loans.” A summary of covered and non-covered loans is presented in the table below:

	(Dollars in Thousands)
	March 31, 2013	December 31, 2012	March 31, 2012
Non-covered loans:
Construction	$34,030	$20,928	$38,552
Real estate secured	1,719,541	1,719,762	1,472,450
Commercial and industrial	316,251	289,782	269,501
Consumer	11,678	13,665	16,362
Gross loans	2,081,500	2,044,137	1,796,865
Unearned Income	(5,402)	(4,826)	(4,156)
Total loans	2,076,098	2,039,311	1,792,709
Allowance for losses on loans	(54,251)	(59,446)	(89,709)
Net loans	$2,021,847	$1,979,865	$1,703,000

Covered loans:
Construction	$—	$—	$—
Real estate secured	95,810	99,534	137,051
Commercial and industrial	12,152	13,486	20,824
Consumer	6	9	71
Gross loans	107,968	113,029	157,946
Allowance for losses on loans	(4,326)	(3,839)	(10,117)
Net loans	$103,642	$109,190	$147,829

Total loans:
Construction	$34,030	$20,928	$38,552
Real estate secured	1,815,351	1,819,296	1,609,501
Commercial and industrial	328,403	303,268	290,325
Consumer	11,684	13,674	16,433
Gross loans *	2,189,468	2,157,166	1,954,811
Unearned Income	(5,402)	(4,826)	(4,156)
Total loans	2,184,066	2,152,340	1,950,655
Allowance for losses on loans	(58,577)	(63,285)	(99,826)
Net loans	$2,125,489	$2,089,055	$1,850,829

* Includes loans held-for-sale, recorded at the lower of cost or market value, totaling $134.1 million, $146.0 million, and $48.1 million, at March 31, 2013, December 31, 2012, and March 31, 2012, respectively

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, at the time of acquisition.  SOP 03-3 loans are loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan segments by loan type: construction, real estate secured, commercial and industrial, and consumer.

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

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 loans at March 31, 2013 and December 31, 2012.  The unpaid principal balance, before discount, of SOP 03-3 loans was $1.7 million at both March 31, 2013 and December 31, 2012.

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Non SOP 03-3 loans	$107,193	$112,022
SOP 03-3 loans	775	1,007
Total outstanding covered loan balance	107,968	113,029
Allowance related to covered loans	(4,326)	(3,839)
Carrying amount, net of allowance	$103,642	$109,190

The following table represents for the periods indicated, the current balance of SOP 03-3 acquired loans for which it was probable at the time of acquisition that all of the contractually required payments would not be collected by loan segment:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Breakdown of SOP 03-3 Loans
Real Estate Secured	$660	$869
Commercial & Industrial	115	138
Total	$775	$1,007

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cashflows to be received at June 26, 2009.  The discount on acquired loans totaled $54.9 million at the time of the acquisition.  For the three months ended March 31, 2013 and March 31, 2012, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended
(Dollars in Thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$3,448	$6,981
Discount accretion income recognized	(228)	(517)
Disposals related to charge-offs	(74)	(519)
Balance at end of period	$3,146	$5,945

The following table is a breakdown of changes to the accretable portion of the discount related to covered loans for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
(Dollars in Thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$3,275	$6,419
Discount accretion income recognized	(228)	(498)
Disposals related to charge-offs	(74)	(519)
Balance at end of period	$2,973	$5,402

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2013	December 31, 2012	March 31, 2012
Balances:
Allowance for loan losses:
Balances at beginning of period	$63,285	$74,353	$102,982
Actual charge-offs: *
Real estate secured	4,405	1,776	2,928
Commercial and industrial	1,183	1,224	1,435
Consumer	1	—	1
Total charge-offs	5,589	3,000	4,364

Recoveries on loans previously charged off:
Real estate secured	215	1,486	770
Commercial and industrial	658	901	433
Consumer	8	145	5
Total recoveries	881	2,532	1,208

Net loan charge-offs	4,708	468	3,156

Credit for losses on loans	—	(10,600)	—
Balances at end of period	$58,577	$63,285	$99,826

Allowance for loan commitments:
Balances at beginning of year	$1,023	$2,423	$3,423
Credit for losses on loan commitments	—	(1,400)	—
Balance at end of period	$1,023	$1,023	$3,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.91%	0.09%	0.68%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.85%	3.15%	5.24%
Net loan charge-offs to allowance for loan losses at end of period	8.04%	0.74%	3.16%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-3.90%	0.00%

* Charge-off amount for the three months ended March 31, 2013 includes net charge-offs of covered loans amounting to $34,000, which represents gross covered loan charge-offs of $172,000 less FDIC receivable portions totaling $138,000.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses on loans and the percentage of allowance for loan losses to gross loan receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2013			December 31, 2012
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$694	$34,030	2.04%	$453	$20,928	2.16%
Real estate secured	44,298	1,695,980	2.61%	49,956	1,692,273	2.95%
Commercial and industrial	13,464	313,645	4.29%	12,737	284,318	4.48%
Consumer	121	11,684	1.04%	139	13,674	1.02%
Total *	$58,577	$2,055,339	2.85%	$63,285	$2,011,193	3.15%

* Held-for-sale of $134.1 million and $146.0 million at March 31, 2013 and December 31, 2012, respectively, were excluded from total gross loans.

Our real estate secured loans and commercial and industrial loans are further broken down into classes as follows when measuring for impairment and historical losses:

	March 31, 2013			December 31, 2012
Real Estate Secured Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Residential real estate	$2,891	$142,773	2.02%	$3,207	$135,224	2.37%
SBA real estate	1,671	121,430	1.38%	1,695	119,581	1.42%
Gas station secured	3,806	95,648	3.98%	3,185	94,503	3.37%
Carwash secured	3,098	49,401	6.27%	4,003	50,428	7.94%
Hotel/motel secured	5,866	132,601	4.42%	6,753	123,697	5.46%
Land secured	761	13,782	5.52%	914	13,553	6.74%
Other secured	26,205	1,140,345	2.30%	30,199	1,155,287	2.61%
Total real estate secured	$44,298	$1,695,980	2.61%	$49,956	$1,692,273	2.95%

	March 31, 2013			December 31, 2012
Commercial & Industrial Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
SBA commercial	$2,787	$33,715	8.27%	$2,774	$33,985	8.16%
Other commercial & industrial	10,677	279,930	3.81%	9,963	250,333	3.98%
Total commercial & industrial	$13,464	$313,645	4.29%	$12,737	$284,318	4.48%

The allowance for loan losses is comprised of general valuation allowance (“GVA”) based on quantitative and qualitative analyses and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At March 31, 2013, the outstanding balance of impaired loans totaled $66.1 million, of which $15.8 million had specific reserves of $6.4 million. At December 31, 2012, the outstanding balance of impaired loans totaled $71.1 million, of which $32.8 million had specific reserves of $6.6 million.  The decline in impaired loans is largely due to overall improvement in credit quality and a reduction in non-accrual and TDR loans during the first quarter of 2013.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for each loan type, except for certain loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  The Company also records a reserve for loan commitments based on historical loss rates and an internally defined utilization rate of exposure for unused off-balance sheet loan commitments.

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

The total allowance for loan losses at March 31, 2013 was $58.6 million, compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the first quarter of 2013 was 2.85%, compared to 3.15% at the end of the fourth quarter of 2012.  GVA at March 31, 2013 totaled $52.2 million, or 89.1% of total allowance for loan losses, and SVA on impaired loans totaled $6.4 million, or 10.9% of the total allowance. At December 31, 2012, the GVA portion totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.

Allowance coverage of construction, real estate secured, and commercial and industrial loans receivable all declined from the fourth quarter of 2012 to the first quarter of 2013.  Consumer loan allowance coverage increased 2 basis points to 1.04% at March 31, 2013.  The reduction in allowance on real estate secured loans was largely due to the reduction in loss rates for the first quarter of 2013, compared to the fourth quarter of 2012.  Construction loans and commercial and industrial loans experienced an increase in overall allowance for the first quarter of 2013 compared to the previous quarter, due to the increase in loan balance experienced during the first quarter of 2013.

Impaired loan net principal balances are broken down by those with and without specific reserves are shown in the following table for March 31, 2013 and December 31, 2012:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2013	December 31, 2012
With Specific Reserves
Without Charge-Offs	$13,571	$16,310
With Charge-Offs	2,219	16,522
Without Specific Reserves
Without Charge-Off	28,718	32,087
With Charge-Offs	21,560	6,211
Total Impaired Loans*	66,068	71,130
Allowance on Impaired Loans	(6,356)	(6,569)
Impaired Loans Net of Allowance	$59,712	$64,561

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $52.9 million and $59.4 million at March 31, 2013 and December 31, 2012, respectively.

Net principal balance and quarter-to-date average balances for impaired loans with specific reserves and those without specific reserves at March 31, 2013 and December 31, 2012 are listed in the following tables by loan class:

	March 31, 2013			December 31, 2012
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	488	178	489	1,531	388	1,948
SBA Real Estate	1,034	302	5,882	8,818	488	19,433
Gas Station Secured	3,424	566	9,345	3,269	517	3,839
Carwash Secured	—	—	—	4,309	658	12,668
Hotel/Motel Secured	—	—	—	—	—	—
Land Secured	272	92	273	274	97	274
Other Secured	2,856	716	2,947	9,913	1,346	15,985
Commercial & Industrial:
SBA Commercial	1,056	920	5,784	1,116	921	6,444
Other Commercial & Industrial	6,660	3,582	10,646	3,602	2,154	4,893
Consumer	—	—	—	—	—	—
Total With Related Allowance	15,790	6,356	35,366	32,832	6,569	65,484

Without Specific Reserves
Construction	$6,388	$—	$6,388	$6,388	$—	$6,388
Real Estate Secured:
Residential Real Estate	1,336	—	1,716	563	—	563
SBA Real Estate	12,971	—	26,876	3,416	—	8,258
Gas Station Secured	3,208	—	3,213	4,863	—	8,726
Carwash Secured	5,681	—	10,257	2,022	—	2,022
Hotel/Motel Secured	2,199	—	5,503	4,103	—	7,401
Land Secured	—	—	—	—	—	—
Other Secured	17,920	—	30,372	12,983	—	13,974
Commercial & Industrial:
SBA Commercial	153	—	390	74	—	485
Other Commercial & Industrial	422	—	847	3,886	—	5,688
Consumer	—	—	—	—	—	—
Total Without Related Allowance	50,278	—	85,562	38,298	—	53,505
Total Impaired Loans	$66,068	$6,356	$120,928	$71,130	$6,569	$118,989

Income recognized from payments received for impaired loans are recorded on a cash basis and not accrued.  The cash basis income recognized from impaired loans for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012 totaled $469,000, $589,000, and $459,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at March 31, 2013 and December 31, 2012, are presented in the following tables by loan class:

	March 31, 2013
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$—	$157	$1,112	$1,269
SBA Real Estate	1,023	191	1,179	2,393
Gas Station Secured	—	349	1,836	2,185
Carwash Secured	2,478	—	3,012	5,490
Hotel/Motel Secured	1,743	—	—	1,743
Land Secured	—	647	—	647
Other Secured	1,553	356	4,961	6,870
Commercial & Industrial:
SBA Commercial	518	—	65	583
Other Commercial & Industrial	1,137	263	195	1,595
Consumer	—	—	—	—
Total	$8,452	$1,963	$12,360	$22,775
Non-Accrual Loans Listed Above **	$1,016	$768	$11,360	$13,144

	December 31, 2012
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$169	$193	$1,505	$1,867
SBA Real Estate	834	543	1,134	2,511
Gas Station Secured	—	—	1,836	1,836
Carwash Secured	—	—	3,733	3,733
Hotel/Motel Secured	320	—	—	320
Other Secured	1,328	—	4,428	5,756
Commercial & Industrial:
SBA Commercial	469	381	39	889
Other Commercial & Industrial	544	338	463	1,345
Consumer	4	—	—	4
Total	$3,668	$1,455	$13,138	$18,261
Non-Accrual Loans Listed Above **	$609	$281	$13,138	$14,028

*            Balances are net of SBA guaranteed portions totaling $17.7 million and $15.5 million at March 31, 2013 and December 31, 2012, respectively.

**     Non-accrual loans less than 30 days past due totaling $12.0 million and $14.0 million at March 31, 2013 and December 31, 2012, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at March 31, 2013 and December 31, 2012 are presented in the following tables by loan class:

	March 31, 2013
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$5,542	$—	$5,542
Real Estate Secured:
Residential Real Estate	1,790	—	1,790
SBA Real Estate	1,902	—	1,902
Gas Station Secured	4,475	—	4,475
Carwash Secured	3,012	—	3,012
Hotel/Motel Secured	—	—	—
Land Secured	—	—	—
Other Secured	7,187	1,000	8,187
Commercial & Industrial:
SBA Commercial	138	—	138
Other Commercial & Industrial	1,031	—	1,031
Consumer	—	—	—
Total	$25,077	$1,000	$26,077

	December 31, 2012
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,928	—	1,928
SBA Real Estate	1,780	—	1,780
Gas Station Secured	4,126	—	4,126
Carwash Secured	3,733	—	3,733
Hotel/Motel Secured	—	—	—
Land Secured	—	—	—
Other Secured	9,440	—	9,440
Commercial & Industrial:
SBA Commercial	222	—	222
Other Commercial & Industrial	1,080	—	1,080
Consumer	—	—	—
Total	$27,953	$—	$27,953

*            Balances are net of SBA guaranteed portions totaling $20.1 million and $18.4 million at March 31, 2013 and December 31, 2012, respectively.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2013 and December 31, 2012. Additional income of approximately $199,000 would have been recorded during the three months ended March 31, 2013, had these loans been paid in accordance with their original terms throughout the period indicated.  Additional interest income from non-accrual loans totaling $224,000 and $377,000, were excluded from interest income for the quarters ended December 31, 2012 and March 31, 2012, respectively.

Loans classified as special mention, substandard, and doubtful at March 31, 2013 and December 31, 2012 are presented in the following tables by classes of loans:

	March 31, 2013
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$5,542	$—	$5,542
Real Estate Secured:
Residential Real Estate	992	763	1,112	2,867
SBA Real Estate	3,357	6,473	967	10,797
Gas Station Secured	6,622	12,007	1,836	20,465
Carwash Secured	1,664	12,592	3,012	17,268
Hotel/Motel Secured	19,922	11,379	—	31,301
Land Secured	3,284	919	—	4,203
Other Secured	31,145	70,904	2,324	104,373
Commercial & Industrial:
SBA Commercial	1,154	2,408	—	3,562
Other Commercial & Industrial	6,413	21,531	50	27,994
Consumer	—	3	—	3
Total	$74,553	$144,521	$9,301	$228,375

	December 31, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,060	910	1,241	3,211
SBA Real Estate	3,786	5,860	1,187	10,833
Gas Station Secured	9,410	10,598	1,836	21,844
Carwash Secured	1,680	14,403	1,926	18,009
Hotel/Motel Secured	20,304	13,006	—	33,310
Land Secured	3,290	926	—	4,216
Other Secured	35,771	79,690	607	116,068
Commercial & Industrial:
SBA Commercial	934	2,762	—	3,696
Other Commercial & Industrial	6,040	23,389	59	29,488
Consumer	—	4	—	4
Total	$82,275	$157,192	$6,856	$246,323

* Balances are net of SBA guaranteed portions totaling $15.1 million and $14.2 million at March 31, 2013 and December 31, 2012, respectively.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(4,405)	(1,183)	(1)	(5,589)
Total recoveries	—	215	658	8	881
Provision (credit) for losses on loans and loan commitments	241	(1,468)	1,252	(25)	—
Balance at end of quarter	$694	$44,298	$13,464	$121	$58,577

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$574	$59,536	$14,061	$182	$74,353
Total charge-offs	—	(1,776)	(1,224)	—	(3,000)
Total recoveries	—	1,486	901	145	2,532
Credit for losses on loans and loan commitments	(121)	(9,290)	(1,001)	(188)	(10,600)
Balance at end of quarter	$453	$49,956	$12,737	$139	$63,285

	March 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(2,928)	(1,435)	(1)	(4,364)
Total recoveries	—	770	433	5	1,208
Provision (credit) for losses on loans and loan commitments	12	(2,075)	2,053	10	—
Balance at end of quarter	$4,230	$74,988	$20,442	$166	$99,826

The tables below represent the breakdown of the allowance for loan losses and gross loan receivable (excluding loans held-for-sale) balances by SVA and GVA at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans (Excluding HFS)
Impaired loans	$6,388	$51,389	$8,291	$—	$66,068
Specific valuation allowance	$—	$1,854	$4,502	$—	$6,356
Coverage ratio	0.00%	3.61%	54.30%	0.00%	9.62%

Non-impaired loans	$27,642	$1,644,591	$305,354	$11,684	$1,989,271
General valuation allowance	$694	$42,444	$8,963	$121	$52,222
Coverage ratio	2.51%	2.58%	2.94%	1.04%	2.63%

Gross loans receivable	$34,030	$1,695,980	$313,645	$11,684	$2,055,339
Allowance for loan losses	$694	$44,298	$13,464	$121	$58,577
Allowance coverage ratio	2.04%	2.61%	4.29%	1.04%	2.85%

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans (Excluding HFS)
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%

Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%

Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

At March 31, 2013 and December 31, 2012, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $775,000 and $1.0 million, respectively.  During these periods, there was no allowance recorded for these loans.  The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$660	$115	$—	$775
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

A restructuring of a debt constitutes a troubled debt restructuring (“TDR”), if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the loan’s original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At March 31, 2013, the balance of non-accrual TDR loans totaled $5.2 million, and TDRs performing in accordance with their modified terms totaled $25.7 million.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

The following tables represent the total balance of TDR loans by types of concessions made and loan type at March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$14,213	$2,013	$7,362	$23,588
Commercial & Industrial	3,374	1,151	2,754	7,279
Total TDR Loans	$17,587	$3,164	$10,116	$30,867

	December 31, 2012
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$17,178	$1,801	$9,289	$28,268
Commercial & Industrial	3,525	1,137	2,803	7,465
Total TDR Loans	$20,703	$2,938	$12,092	$35,733

* SBA guaranteed portions totaled $2.8 million and $3.7 million at March 31, 2013 and December 31, 2012, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	March 31, 2013	December 31, 2012	March 31, 2012
Balance at Beginning of Period	$35,733	$36,006	$22,383
New TDR Loans Added	716	903	4,649
Reductions Due to Sales	—	—	—
TDR Loans Paid Off	(2,016)	(433)	—
Reductions Due to Charge-Offs	(3,202)	(141)	(247)
Other Changes (Payments, Amortization, & Other)	(364)	(602)	1,156
Balance at End of Period	$30,867	$35,733	$27,941

The following tables summarizes the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012:

	March 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$267	$354	$—	$621
Commercial & Industrial	28	100	—	128
Total TDR Loans	$295	$454	$—	$749

Post-Modification Balance:
Real Estate Secured	$265	$352	$—	$617
Commercial & Industrial	—	100	—	100
Total TDR Loans	$265	$452	$—	$717

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	2	2	—	4
Total TDR Loans	3	3	—	6

	December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$460	$—	$—	$460
Commercial & Industrial	489	—	—	489
Total TDR Loans	$949	$—	$—	$949

Post-Modification Balance:
Real Estate Secured	$429	$—	$—	$429
Commercial & Industrial	474	—	—	474
Total TDR Loans	$903	$—	$—	$903

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	4	—	—	4
Total TDR Loans	6	—	—	6

	March 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$1,317	$—	$—	$1,317
Commercial & Industrial	349	—	2,961	3,110
Total TDR Loans	$1,666	$—	$2,961	$4,627

Post-Modification Balance:
Real Estate Secured	$1,294	$—	$—	$1,294
Commercial & Industrial	342	—	3,013	3,355
Total TDR Loans	$1,636	$—	$3,013	$4,649

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	5	—	3	8
Total TDR Loans	8	—	3	11

At March 31, 2013, December 31, 2012, and March 31, 2012, all the Company’s TDR loans were modified with principal or payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than the original term of the loans and lower than the current market interest rate for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the past 12 months that had payment default during the three months ended December 31, 2012.  During the three months ended March 31, 2013 and March 31, 2012, there were no TDR loans that had payment defaults. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Three Months Ended December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$158	$—	$—	$158
Commercial & Industrial	98	—	—	98
Total TDRs Defaulted	$256	$—	$—	$256

Post-Modification Balance:
Real Estate Secured	$126	$—	$—	$126
Commercial & Industrial	58	—	—	58
Total TDRs Defaulted	$184	$—	$—	$184

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted Loans	5	—	—	5

Note 8.   Shareholders’ Equity

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2013	2012
Numerator:
Net income available to common shareholders	$11,589	$17,916
Denominator for basic earnings per share:
Weighted-average shares	71,295,673	71,282,518
Effect of dilutive securities:
Stock option dilution	136,168	28,691
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	71,431,841	71,311,209
Basic earnings per common share	$0.16	$0.25
Diluted earnings per common share	$0.16	$0.25

For the three months ended March 31, 2013 and 2012, stock options awards totaling 986,000 and 993,000, respectively, were excluded from dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive.

Note 9. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strip, and unrecognized prior service costs on BOLI.  Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity.  Reclassification out of accumulated other comprehensive is recorded on the statement of operations either as a gain or loss.

Changes to accumulated other comprehensive income by components are shown if the following tables for the period indicated:

	For The Three Months Ended March 31, 2013
(Dollars in Thousands)	Unrealized Gain and Losses on Available-for- Sale Securities	Unrealized Gain and Losses on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive income before reclassification	(513)	21	(134)	(626)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	217	(9)	—	208
Current period changes net of taxes	(296)	12	(134)	(418)

Balance at end of period	$6,546	$332	$(485)	$6,393

	Three Months Ended March 31, 2012
(Dollars in Thousands)	Unrealized Gain and Losses on Available-for- Sale Securities	Unrealized Gain and Losses on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,466	$295	$—	$6,761

Other comprehensive income before reclassification	1,389	25	(301)	1,113
Reclassifications from other comprehensive income	(3)	—	—	(3)
Tax effect of current period changes	—	—	—	—
Current period changes net of taxes	1,386	25	(301)	1,110

Balance at end of period	$7,852	$320	$(301)	$7,871

For the three months ended March 31, 2013, there were no reclassifications from other comprehensive income.  During three months ended March 31, 2012, there was only one $3,000 reclassification out of comprehensive income as a realized gain due to a contractual call of an available-for-sale investment security.

Note 10. Business Segment Reporting

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

The following are the results of operations of the Company’s segments for the three months ended March 31, 2013 and March 31, 2012:

(Dollars in Thousands)	Three Months Ended March 31, 2013
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,021	$558	$2,973	$25,552
(Credit) provision for losses on loans and loan commitments	(1,064)	626	438	—
Non-interest income	4,114	171	4,420	8,705
Non-interest expense	14,635	489	2,160	17,284
Income (loss) before income taxes	$12,564	$(386)	$4,795	$16,973
Total assets	$2,453,560	$76,925	$225,935	$2,756,420

(Dollars in Thousands)	Three Months Ended March 31, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$21,504	$713	$2,222	$24,439
(Credit) provision for losses on loans and loan commitments	(2,983)	2,171	812	—
Non-interest income	4,117	150	2,119	6,386
Non-interest expense	12,605	476	1,646	14,727
Income (loss) before income taxes	$15,999	$(1,784)	$1,883	$16,098
Total assets	$2,431,342	$54,490	$176,670	$2,662,502

Note 11.                          Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, and operating lease commitments.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

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

Commitments at March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$274,924	$254,604
Standby letters of credit	13,405	14,565
Commercial letters of credit	8,737	8,467
Commitments to fund investments in affordable housing partnerships	9,484	10,510
Operating lease commitments	16,276	15,815

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at both March 31, 2013 and December 31, 2012.  Accruals for loss contingencies related to legal claims at March 31, 2012 totaled $29,000.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.                          Income Tax Provision

For the first quarter of 2013, we had income tax provision totaling $5.4 million on a pretax income of $17.0 million, representing an effective tax rate of 31.7%, compared with an income tax benefit of $354,000 on pretax net income of $16.1 million, representing an effective tax rate of -2.2% for the first quarter of 2012.

The Company had unrecognized tax benefits of $1.6 million at both March 31, 2013 and December 31, 2012 that relate primarily to uncertainties associated with federal and state income tax matters in prior years.  We do not anticipate material changes to the amount recorded for unrecognized tax benefits during the next twelve months. The Company recognized interest expense and penalties related to income tax matters in income tax expense. During the three months ended March 31, 2013, the Company recognized approximately $32,000 in interest expense associated with unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $146,000 and $114,000, at March 31, 2013 and December 31, 2012, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2013, the Company believes it can reliably project its pre-tax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2013.

Note 13.                          Recent Accounting Pronouncements

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805):” Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial institution. The objective of the Update is to address the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset. This Update is effective for fiscal years and interim periods beginning on or after December 15, 2012. Early adoption is permitted, and adoption should be applied prospectively to indemnification assets existing as of the date of adoption.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In February 2013, FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12.” This guidance requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. We now present reclassifications out of accumulated other comprehensive income and beginning and ending balances of components of accumulated other comprehensive income (see note 9 to the Consolidated Financial Statements).

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2013 and March 31, 2012, financial condition as of March 31, 2013 and December 31, 2012, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 including the following:

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

•                Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

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

•                  If actual and expected cash flows from the loans acquired from Mirae Bank continues to improve, we may take further impairments to the FDIC loss-share indemnification asset booked in connection with such acquisition.

•                  Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

•                  We are subject to environmental risks associated with owning real estate or collateral.

•                  Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

•                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•                  Negative developments in the financial industry and U.S. and global credit markets may affect our operations and results.

•                  The effect of the U.S. Government’s response to the financial crisis remains uncertain.

•                  The new CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

•                  The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

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

•                  We are subject to significant government regulation and legislation that may increase the cost of doing business and inhibit our ability to compete.

•                  We could be negatively impacted by downturns in the South Korean economy.

•                  Additional shares of our common stock issued in the future could have a dilutive effect.

•                  We may be obligated to repay the Small Business Administration portions of losses collected from the FDIC from losses on loans acquired through the Mirae acquisition.

•                  Changes in accounting standards may affect how we record and report our financial condition and results of operations.

•                  We are subject to operational risks relating to our technology and information systems.

•                  Our business reputation is important and any damage to it may have a material adverse effect on our business.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2012, and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012 and the period end balances at March 31, 2013, December 31, 2012, and March 31, 2012. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Net income available to common shareholders	$11,589	$15,210	$17,916
Net income per common share, basic	0.16	0.21	0.25
Net income per common share, diluted	0.16	0.21	0.25
Net interest income before provision (credit) for losses on loans and loan commitments	25,552	25,627	24,439

Average balances:
Assets	2,726,058	2,609,509	2,641,982
Cash and cash equivalents	183,387	164,102	318,520
Investment securities	324,261	297,205	308,486
Net loans	2,063,649	1,984,434	1,855,310
Total deposits	2,135,445	2,153,976	2,179,151
Shareholders’ equity	348,071	334,380	314,980
Performance Ratios:
Annualized return on average assets	1.70%	2.33%	2.49%
Annualized return on average equity	13.32%	18.19%	20.89%
Net interest margin	4.09%	4.33%	4.07%
Efficiency ratio	50.45%	64.08%	47.78%
Capital Ratios:
Tier 1 capital to adjusted total average assets	14.72%	14.87%	12.49%
Tier 1 capital to risk-weighted assets	18.72%	18.47%	18.00%
Total risk based capital to risk-weighted assets	19.99%	19.74%	19.31%

	Period End Balance as of:
	March 31, 2013	December 31, 2012	March 31, 2012
Total assets	$2,756,420	$2,750,863	$2,662,502
Investment securities	336,615	332,554	292,367
Net loans	2,125,489	2,089,055	1,850,829
Total deposits	2,162,558	2,166,809	2,210,273
Junior subordinated debentures	61,857	61,857	87,321
FHLB advances	150,000	150,000	—
Total common equity	353,713	342,417	267,773

Asset Quality Ratios:
(Non-performing loans net of SBA guarantee)
Quarter net charge-off to average net loans (annualized)	0.91%	0.09%	0.68%
Non-performing loans to total loans	1.19%	1.30%	2.66%
Non-performing assets to total loans and OREO	1.25%	1.39%	2.78%
Allowance for loan losses to gross loans *	2.85%	3.15%	5.24%
Allowance for loan losses to non-performing loans	224.63%	226.40%	192.25%

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, the valuation of retained interests and servicing assets related to the sales of SBA loans, the evaluation of goodwill for impairment, valuation of FDIC indemnification asset, accounting for loans held-for-sale, valuation of OREO, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended March 31, 2013.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by changes to market rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board (“FRB”).

Net interest income before provision for losses on loans and loan commitments increased $1.1 million, or 4.6%, to $25.6 million for the first quarter of 2013, compared to $24.4 million for the first quarter of 2012. The increase in net interest income was primarily due to the decline in interest expense on deposit accounts. Net interest margin of 4.09% for the first quarter of 2013 was 2 basis points higher than net interest margin of 4.07% for the previous year’s same quarter.

Interest income decreased by $484,000, or 1.7%, to $28.8 million for first quarter of 2013, compared to $29.2 million for the first quarter of 2012.  The decrease in interest income was primarily due to a decline in loan yields and also partly due to a decline in interest from federal funds sold.  Average net loans increased by $208.3 million to $2.06 billion for the first quarter of 2013, compared to $1.86 billion for the first quarter of 2012.  Yield on average net loans decreased to 5.21% for the first quarter of 2013, down from 5.85% for the first quarter of 2012.  The decline in loan yields is largely due to new loans that were originated at rates lower than the average weighted rate of the existing loan portfolio. The average balance of investment securities increased from $308.5 million for the first quarter of 2012, to $324.3 million for the first quarter of 2013.  Yields on total combined investment securities and other earning assets increased from 1.66% for the quarter ended March 31, 2012, to 1.83% for the quarter ended March 31, 2013, due to the reduction in lower yielding fed funds sold.  Federal funds sold balance includes cash kept at the Federal Reserve Bank which yielded just 25 basis points during the quarters ended March 31, 2012 and 2013.

Total interest expense declined $1.6 million, or 33.2%, to $3.2 million for the first quarter of 2013, compared to $4.8 million for the first quarter of 2012. The average balance of our interest bearing liabilities at March 31, 2013 totaled $1.78 billion, down from $1.80 billion for March 31, 2012.  Total cost of interest bearing liabilities decreased from 1.07% for the first quarter 2012, to 0.72% for the first quarter of 2013.  The decrease resulted from an improved deposits mix, reduced interest rates on deposits, and the redemption of higher costing junior subordinated debentures.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,063,649	$26,885	5.21%	$1,855,310	$27,121	5.85%
Securities of government sponsored enterprises	252,647	1,153	1.83%	249,030	980	1.57%
Other investment securities (2)	71,614	572	4.30%	59,456	545	5.16%
Federal funds sold	129,255	153	0.47%	258,555	601	0.93%
Total interest-earning assets	2,517,165	28,763	4.60%	2,422,351	29,247	4.87%
Total non-interest-earning assets	208,893			219,631
Total assets	$2,726,058			$2,641,982

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$623,471	$976	0.63%	$583,711	$1,223	0.84%
NOW deposits	25,958	12	0.18%	24,215	20	0.33%
Savings deposits	100,560	464	1.85%	100,964	675	2.67%
Time deposits of $100,000 or more	581,213	924	0.64%	646,162	1,447	0.90%
Other time deposits	235,862	473	0.80%	340,965	890	1.04%
FHLB advances and other borrowings	150,044	80	0.21%	21,132	6	0.11%
Junior subordinated debenture	61,857	282	1.82%	87,321	547	2.51%
Total interest-bearing liabilities	1,778,965	3,211	0.72%	1,804,470	4,808	1.07%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	568,381			483,134
Other liabilities	30,641			39,398
Total non-interest-bearing liabilities	599,022			522,532

Shareholders’ equity	348,071			314,980
Total liabilities and shareholders’ equity	$2,726,058			$2,641,982

Net interest income		$25,552			$24,439
Net interest spread (3)			3.88%			3.80%
Net interest margin (4)			4.09%			4.07%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $740,000 and $705,000 for the quarters ended March 31, 2013 and 2012, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for three months ended March 31, 2013 and 2012 were 3.19% and 3.67%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31, 2013 vs. 2012 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest Earnings Assets/Interest Income
Net loans	$2,877	$(3,113)	$(236)
Securities of government sponsored enterprises	14	159	173
Other Investment securities	103	(76)	27
Federal funds sold	(226)	(222)	(448)
Total interest income	2,768	(3,252)	(484)

Interest Bearing Liabilities/Interest Expense:
Money market deposits	79	(326)	(247)
NOW deposits	1	(9)	(8)
Savings deposits	(3)	(208)	(211)
Time deposit of $100,000 or more	(135)	(388)	(523)
Other time deposits	(238)	(179)	(417)
FHLB advances	65	9	74
Junior subordinated debenture	(137)	(128)	(265)
Total interest expense	(368)	(1,229)	(1,597)
Change in net interest income	$3,136	$(2,023)	$1,113

Provision for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit.  The charges made on our outstanding loan portfolio are recorded to allowance for loan losses, whereas charges for off-balance sheet items are recorded to the reserve for off-balance sheet items, and is presented as a component of other liabilities.

During the twelve months ended March 31, 2013, credit quality of the Company’s loan portfolio has continued to improve and net quarterly charge-offs have fallen to less than $5.0 million for the past four quarters.  Non-accrual loans declined by 50.8% at March 31, 2013, compared to March 31, 2012.  Total non-accrual figures at March 31, 2013, represents the lowest level that the Company has had since 2008. Most of the Company’s other credit indicators have also seen positive trends from the first quarter of 2012 through the first quarter of 2013.

For the first quarter of 2013, GVA loss rate reduction trend began to slow down and a large reduction in the allowance for loan losses was not required.  As such, the Company did not record any provision for losses on loan and loan commitments during the first quarter of 2013, whether positive or negative.  In light of the improvements in credit quality in addition to continued low levels of charge-offs, the Company also did not record a provision for losses on loans and loan commitments for the first quarter of 2012.  However, in the subsequent three quarters after March 31, 2012, the Company had three quarters of negative provision for losses on loans and loan commitments.  The negative provision during these quarters was largely due to the continued improvement in credit quality in addition to a large reduction in GVA loss rates.

Non-interest Income

Total non-interest income increased to $8.7 million for the first quarter of 2013, compared with $6.4 million for the same quarter a year ago. Non-interest income as a percentage of average assets was 0.3% for the first quarter of 2013, up from 0.2% of average asset for the first quarter of 2012. The increase in non-interest income from the first quarter of 2012 to the first quarter in 2013 was mostly a result of an increase in gain on sale of loans partially offset by a reduction in deposit service charges.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$3,486	40.0%	$758	11.9%
Service charges on deposit accounts	2,808	32.3%	3,226	50.5%
Loan-related servicing fees	1,450	16.7%	1,359	21.3%
Gain on sale or call of securities	—	0.0%	3	0.0%
Other income	961	11.0%	1,040	16.3%
Total non-interest income	$8,705	100.0%	$6,386	100.0%
Average assets	$2,726,058		$2,641,982
Non-interest income as a % of average assets		0.3%		0.2%

Our largest source of non-interest income for the three months ended March 31, 2013 was net gain on sale of loans which includes valuation allowances on held-for-sale loans.  Net gain on sale of loans totaled $3.5 million, or 40.0% of total non-interest income, for the first quarter of 2013, compared to net gain on sale of loans totaling $758,000, or 11.9% of non-interest income, for the same period of the previous year.  Net gain on sale of loans for the first quarter of 2013 consisted of $3.5 million in gains from the sale of SBA loans and $13,000 in gains from the sale of mortgage loans. Net gain on sale of loans for the first quarter of 2012 consisted of $1.1 million in SBA gains, $61,000 in gains from CRE loan sales, gains from the sale mortgage loans totaling $316,000, and $(690,000) in valuation allowance on held-for-sale loans.  The fluctuations in net gain on sale of loans is primarily due to changes in gains from SBA loan sales as the decision to sell or retain SBA loans is made on quarterly basis and is dependent on premiums in the secondary market in addition to the Company’s liquidity needs.

Our second largest source of non-interest income for the first quarter of 2013 was service charges on deposit accounts totaling $2.8 million, which represented 32.3% of our total non-interest income for the three months ended March 31, 2013. Deposit service charges totaled $3.2 million, or 50.5% of non-interest income, for the three months ended March 31, 2012. The decline in deposit service charge income for first quarter of 2013 compared to same period 2012 was primarily due to a decline in service charges on analysis accounts and a decline in non-sufficient fund charges.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive edge.

The Company’s third largest source of non-interest income for the three months ended March 31, 2013 was loan related servicing fees which accounted for $1.5 million, or 16.7% of total non-interest income, for the first quarter of 2013, compared to $1.4 million, or 21.3% of non-interest income, for the three months ended March 31, 2012.  Loan related servicing fee income consists of trade-financing fees, servicing fees related to mortgage and warehouse loans sold, and servicing fees on SBA loans sold.  The expansion of our SBA department and the growth of our servicing loan portfolio were responsible for the increase in loan servicing income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

There were no gains from the sale or call of investment securities during the first quarter of 2013, while there was a gain of $3,000 from the call of investment securities during the first quarter of 2012.  The Company did not sell any investment securities during either the three months ended March 31, 2013 or March 31, 2012.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, SBA loan packaging fees, checkbook sales income, and other miscellaneous income.  For the first quarter of 2013, other non-interest income totaled $961,000, compared to $1.0 million in the prior year’s same period.  As a percentage of total non-interest income, other non-interest income was 11.0% and 16.3%, for the quarters ended March 31, 2013 and March 31, 2012, respectively.  The decline in other non-interest income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was largely due to a miscellaneous expense recovery totaling $145,000 during the first quarter of 2012. There were no miscellaneous expense recoveries during the first quarter of 2013.

Non-interest Expense

Total non-interest expense increased to $17.3 million for the first quarter of 2013 from $14.7 million for the same period in 2012. Non-interest expense as a percentage of average assets was 0.6% for the first quarter of 2013, unchanged from the first quarter of 2012. The Company’s efficiency ratio was 50.5% for the three month ended March 31, 2013, compared with 47.8% for the three months ended March 31, 2012.  The increase in efficiency ratios for the quarter ended March 31, 2013, compared to the same periods of the previous year, was primarily a result of the increase in non-interest expense, particularly salaries and benefits and other operating expenses.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses

(Dollars in Thousands)

	For the Three Months Ended March 31,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$8,805	50.9%	$8,162	55.4%
Occupancy & equipment	2,040	11.8%	1,942	13.2%
Professional fees	1,125	6.5%	480	3.3%
Loss on investments in affordable housing partnerships	820	4.8%	656	4.4%
Advertising & promotional	727	4.2%	487	3.3%
Data processing	675	3.9%	732	5.0%
Regulatory assessment fees	333	1.9%	845	5.7%
Other operating expenses	2,759	16.0%	1,423	9.7%
Total non-interest expense	$17,284	100.0%	$14,727	100.0%
Average assets	$2,726,058		$2,641,982
Non-interest expense as a % of average assets		0.6%		0.6%

Salaries and employee benefits totaled $8.8 million, or 50.9% of total non-interest expense, for the three months ended March 31, 2013, compared to $8.2 million, or 55.4% of total non-interest expense, for the three months ended March 31, 2012. The increase in salaries and employee benefits for the quarter ended March 31, 2013, compared to the same periods of the previous year, was mostly due to an increase in number of employees which resulted in an increase in total salary expense.  The number of full-time equivalent employees increased from 401 at March 31, 2012, to 417 at March 31, 2013.  With continued improvement experienced in credit quality, the Company has shifted its main focus from credit monitoring to marketing and controlled growth of the loan portfolio. As such, the Company hired more marketing and loan underwriting personnel since March 31, 2012.  The ratios of assets per employee totaled $6.6 million for the quarters ended March 31, 2013 and March 31, 2012.

Occupancy and equipment expenses represented approximately 11.8% of our total non-interest expense for the quarter ended March 31, 2013 and 13.2% of total non-interest expense for the quarter ended March 31, 2012. Occupancy and equipment expenses increased $98,000, to $2.0 million for the first quarter of 2013, compared with $1.9 million for the same period a year ago. The increase in occupancy and equipment expenses was primarily due to the new lease contract for the Palisades Park, New Jersey branch which opened in April 2013.  Although Palisades Park branch opened in 2013, the lease for this branch has been in effect since October 2012.

Professional fees consist of legal, accounting and auditing, and consulting fees. These fees totaled $1.1 for the first quarter of 2013, compared to $480,000 for the first quarter of 2012. Professional fees represented 6.5% and 3.3% of total non-interest expense, for the first quarter 2013 and the first quarter of 2012, respectively.  The increase in professional fees in 2013 was largely due to the reimbursement of legal fees recorded during the first quarter of 2012 which resulted in a one-time reduction in expenses.  As a result of this reimbursement, professional fees for the quarter ended March 31, 2013 was greater than professional fees for the quarter ended March 31, 2012.

Loss on investments in affordable housing partnerships for the three months ended March 31, 2013 totaled $820,000, or 4.8% of total non-interest expense, compared to $656,000, or 4.4% of non-interest expense, for the three months ended March 31, 2012.  The increase in affordable housing partnerships investment losses for the first three months in 2013, compared to the same period in 2012, was due to write-downs that were recorded after the Company received updated financial statements from investment projects which indicated that there were increased losses.

Advertising and promotional expenses increased to $727,000 for the first quarter of 2013, compared to $487,000 for the same period in 2012. Advertising and promotional expenses accounted for 4.2% and 3.3% of total non-interest expense, for the three months ended March 31, 2013 and March 31, 2012, respectively.  These expenses represent marketing activities, such as media advertisements, promotional gifts for customers, deposit campaign promotions, and marketing related to our loan departments. As overall credit quality has improved, a larger focus on marketing has led to an increase in our advertising and promotional expenses.  This, in addition to the promotion of our new Palisades Park branch, contributed to the increase in advertising and promotional expenses during the first quarter of 2013.

Data processing expense declined slightly to $675,000, or 3.9% of total non-interest expense, for the first quarter of 2013, from $732,000, or 5.0% of non-interest expense, for the first quarter of 2012. Data processing expenses have remained steady throughout 2012 and 2013.  The small fluctuations in expenses are usually due to changes in the number of deposit and loan accounts as well as increases or decreases in number of transactions for these accounts.  A portion of the decline in data processing expense for the first quarter of 2013, compared to the first quarter of 2012, was due to renewal of the Company’s data processing agreements.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. During the first quarter of 2013, regulatory assessment fees totaled $333,000, or 1.9% of total non-interest expense, compared with $845,000, or 5.7% of total non-interest expense, for the prior year’s same period. The decline in regulatory assessment fees for 2013, compared to 2012, was largely due to the Bank’s improved regulatory risk rating.  With the termination of the Memorandum of Understanding with regulators, the Bank’s assessment rate was lowered which reduced our regulatory assessment fee premium.

Other non-interest expenses, such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, other expense related to the maintenance and sale of OREO, and other operating expenses totaled $2.8 million, or 16.0% of total non-interest expense, for the first quarter of 2012, compared with $1.4 million, or 9.7% of non-interest expense for the same period a year ago.  The increase in other non-interest expense for the three and ended March 31, 2013, compared to the three months ended March 31, 2012, was largely due to a reduction in gain on sale of OREO and expenses related to tax reimbursement of Directors’ post-retirement obligations.

Income Tax Provision

For the first quarter of 2013, we had income tax provision totaling $5.4 million on a pretax income of $17.0 million, representing an effective tax rate of 31.7%, compared with an income tax benefit of $354,000 on pretax net income of $16.1 million, representing an effective tax rate of -2.2% for the first quarter of 2012.

The effective tax rate for the first quarter of 2013 was lower than the Company’s normalized historical rate primarily due to generation of tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at current level for the remainder of 2013.

In calculating its interim income tax provision, the Company must project or estimate its pre-tax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pre-tax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2013, the Company believes it can reliably project its pre-tax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on the analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2013.

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

Triggering events were assessed for the first quarter of 2013, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the first quarter that would warrant an interim analysis as to the fair value of goodwill.  As such, no analysis was performed and goodwill was deemed to not be impaired at March 31, 2013.

During the fourth quarter of 2012, management performed an evaluation of the qualitative factors of goodwill related to the East Coast branches and concluded that no impairment of goodwill was necessary as the fair value of the East Coast branches more than likely exceeded its carrying value as of December 31, 2012.  The determination was based on the Company’s analysis, which was performed in accordance with ASC 350-20.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  At March 31, 2013, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 78.8% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 9.2% investment in municipal debt securities, and 12.0% investment in corporate debt.

Among our investment portfolio that is not comprised of U.S. government securities, 40.8%, or $29.0 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 57.3%, or $40.8 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 1.9%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary impairment charges as of March 31, 2013.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the first quarter of 2013. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $50,000, and $336.6 million, at March 31, 2013.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$46	$50	$4	$50	$54	$4
Total investment securities held-to-maturity	$46	$50	$4	$50	$54	$4

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$37,962	$(38)	$28,000	$27,919	$(81)
Mortgage backed securities (residential)	76,927	77,456	529	59,697	60,427	730
Collateralized mortgage obligations (residential)	146,299	149,899	3,600	168,819	172,532	3,713
Corporate securities	38,873	40,283	1,410	39,015	40,370	1,355
Municipal securities	28,622	30,969	2,347	28,612	31,256	2,644
Total investment securities available-for-sale	$328,721	$336,569	$7,848	$324,143	$332,504	$8,361

Holdings of our investment securities increased to $336.6 million at March 31, 2013, compared with holdings of $332.6 million at December 31, 2012.  Total investment securities as a percentage of total assets was 12.2% and 12.1%, at March 31, 2013 and December 31, 2012, respectively.  Securities with a total fair value of approximately $306.0 million and $302.0 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $46,000, compared with $50,000 at December 31, 2012. Our investment securities classified as available-for-sale, stated at fair values, increased to $336.6 million at March 31, 2013, from $332.5 million at December 31, 2012.  The increase was mostly a result of investment securities that were purchased during the first quarter of 2013 which was partially offset by principal pay-downs.

As of March 31, 2013, the net unrealized gain in the investment portfolio was $7.9 million, compared to $8.4 million in net unrealized gains at December 31, 2012.  The decrease in unrealized gains can be attributed to a gradual increase in Treasury yields during the three months ended March 31, 2013.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts.  Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale) totaled $2.13 billion at March 31, 2013, compared to $2.09 billion at December 31, 2012.  Net loans as a percentage of total assets increased to 77.1% at March 31, 2013, from 75.9% at December 31, 2012.  The increase in net loans is attributable to loan originations during the first quarter of 2013.

The following table sets forth the amount of loans outstanding and the percentage distributions of each loan category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	March 31, 2013	December 31, 2012
Construction	$34,030	$20,928
Real estate secured	1,815,351	1,819,296
Commercial and industrial	328,403	303,268
Consumer	11,684	13,674
Gross loans(1)	2,189,468	2,157,166
Unearned Income	(5,402)	(4,826)
Total loans, net of unearned income	2,184,066	2,152,340
Allowance for losses on loans	(58,577)	(63,285)
Net loans	$2,125,489	$2,089,055

Percentage breakdown of gross loans:
Construction	1.6%	1.0%
Real estate secured	82.9%	84.3%
Commercial and industrial	15.0%	14.1%
Consumer	0.5%	0.6%

(1)         Includes loans held-for-sale, which are recorded at the lower of cost or market, of $134.1 million and $146.0 million, at March 31, 2013 and December 31, 2012, respectively.

Construction loans represented 1.6% of our total loan portfolio at March 31, 2013. In response to the current real estate market and risk associated with construction loans, we have applied stricter loan underwriting policies for construction related loans. During the first quarter of 2013, we originated 1 construction loan totaling $11.0 million. As a result, construction loans increased to $34.0 million at the end of the first quarter of 2013, compared to $20.9 million, or 1.0% of gross loans at December 31, 2012.

Loans secured by real estate totaled $1.82 billion at March 31, 2013 and December 31, 2012.  Real estate secured loans as a percentage of gross loans were 82.9% and 84.3%, at March 31, 2013 and December 31, 2012, respectively.  Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding increased to $212.2 million at March 31, 2013, compared to $209.4 million at December 31, 2012. The home mortgage balances include warehouse lines of credit, or short term lines of credit extended to mortgage originators to fund mortgage transactions.  Warehouse lines of credit totaled $68.0 million at March 31, 2013, and $73.2 million at December 31, 2012, and were all categorized as held-for-sale at the end of both quarters.

Commercial and industrial loans at March 31, 2013 increased to $328.4 million, compared to $303.3 million at December 31, 2012.  Commercial and industrial loans as a percentage of gross loans totaled 15.0% at March 31, 2013, and 14.1% at December 31, 2012.   Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans.

Consumer loans represented less than 1% of gross loans at March 31, 2013 and December 31, 2012.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these types of loans. At March 31, 2013, consumer loans declined to $11.7 million, or 0.5% of gross loans, from $13.7 million, or 0.6% of gross loans, at December 31, 2012.

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

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at March 31, 2013.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	March 31, 2013
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$34,030	$—	$—	$34,030
Real estate secured	1,047,887	621,841	145,623	1,815,351
Commercial and industrial	313,708	14,201	494	328,403
Consumer	10,345	1,339	—	11,684
Gross loans	$1,405,970	$637,381	$146,117	$2,189,468

Loans with variable interest rates	$1,224,194	$—	$—	$1,224,194
Loans with fixed interest rates	181,776	637,381	146,117	965,274
Gross loans	$1,405,970	$637,381	$146,117	$2,189,468

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At March 31, 2013, $25.7 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $5.2 million in TDR loans were classified as non-performing at March 31, 2013. Not all of our TDR loans are classified as non-performing, but all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets

(Dollars in Thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$5,542	$5,644	$8,139
Real estate secured	18,366	21,007	41,482
Commercial and industrial	1,169	1,302	1,370
Consumer	—	—	—
Total non-accrual loans	25,077	27,953	50,991

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	1,000	—	874
Commercial and industrial	—	—	59
Total loans 90 days or more past due and still accruing	1,000	—	933

Total non-performing loans (2)	26,077	27,953	51,924

Other real estate owned	1,219	2,080	2,271
Total non-performing assets, net of SBA guarantee (3)	$27,296	$30,033	$54,195

Non-performing loans as a percentage of total loans	1.19%	1.30%	2.66%

(1)         During the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, interest income on these loans were not included in interest income.

(2)         Covered non-performing loan balances at March 31, 2013, December 31, 2012, and March 31, 2012 were $5.2 million, $4.9 million, and $15.5 million, respectively, and are included in the table above.

(3)         SBA guaranteed portions totaled $20.1 million, $18.4 million, and $22.7 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

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

Total NPLs, net of SBA guaranteed portions, totaled $26.1 million, or 1.19% of total loans (gross loans net of deferred fees) at the end of the first quarter of 2013, compared with $28.0 million, or 1.3% of total loans, at December 31, 2012, and $51.9 million, or 2.7% of total loans, at first quarter of 2012. Loans past due 90 or more days, and still accruing, totaled $1.0 million at March 31, 2013, and $933,000 at March 31, 2012.  There were no accruing loans past due 90 or more days at December 31, 2012. Allowance coverage of non-performing loans at March 31, 2013 stood at 224.6%, compared to 226.4% at December 31, 2012, and 192.3% at March 31, 2012.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2013. Additional income of approximately $199,000 would have been recorded during the three months ended March 31, 2013, had these loans been paid in accordance with their original terms throughout the periods indicated.  Interest income from non-accrual loans totaling $224,000 and $377,000, was excluded from interest income for the quarters ended December 31, 2012 and March 31, 2012, respectively.

Trouble Debt Restructurings

A restructuring of a debt constitutes a troubled debt restructuring, if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform in accordance with the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At March 31, 2013, the balance of non-accrual TDR loans totaled $5.2 million, and TDRs performing in accordance with their modified terms totaled $25.7 million for the same period.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

For the quarter ended March 31, 2013, the balance of TDR loans, net of SBA guaranteed portions, totaled $30.9 million, compared to $35.7 million for the quarter ended December 31, 2012.  Covered TDR loan balances were $5.9 million and $6.0 million at March 31, 2013 and December 31, 2012, respectively.  TDR loan inflows totaled $716,000 during the three months ended March 31, 2013. TDR outflows during the three months ended March 31, 2013 totaled $5.6 million.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit.  The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.  The provision for losses on loans and loan commitments is discussed in the previous section entitled “Provision for Losses on Loans and Loan Commitments”.

The allowance for loan losses is comprised of two components, SVA or allowance on impaired loans that are individually evaluated, and GVA or loans that are evaluated for losses in pools based on historical experience and qualitative adjustments (“QA”), or estimated losses from factors not captured by historical experience.  Historical loss experience used to calculate GVA may not entirely capture all expected credit losses and trends. Therefore, management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

Net loan charge-offs for the first quarter of 2013 totaled $4.7 million, compared to $3.2 million for the first quarter of 2012. Total net charge-offs for the first quarter of 2013 was comprised of $4.2 million in real estate secured net loan charge-offs and $518,000 in commercial and industrial and consumer net charge-offs. Annualized net charge-offs to average net loans for the first quarter of 2013 was 0.91%.  Net charge-offs during the first quarter of 2012 were comprised of $2.2 million in real estate secured loans net charge-offs, and $988,000 in commercial and industrial and consumer loan net charge-offs. Annualized net charge-offs as a percentage of average net loans for the first quarter of 2012 was 0.68%.

The allowance for loan losses at March 31, 2013 totaled $58.6 million compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the first quarter of 2012 was 2.85%, and was 3.15% at the end of the fourth quarter of 2012.  Allowance coverage ratios for non-covered loans totaled 3.01% and 3.33%, at March 31, 2013 and December 31, 2012, respectively. The coverage ratios at March 31, 2013 and December 31, 2012, still remain relatively high compared to the allowance coverage ratio of our peer banks.

General valuation allowance at March 31, 2013 totaled $52.2 million, or 89.1% of total allowance for loan losses, and SVA on impaired loans totaled $6.4 million, or 10.9% of the total allowance, at the end of the same period. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $19.2 million, or 36.7% of the GVA portion of the allowance for loan losses at March 31, 2013. At December 31, 2012, GVA totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.  QA for the fourth quarter of 2012 totaled $18.7 million, or 33.0% of the total GVA allowance.

The total GVA at March 31, 2013 declined $4.5 million compared to December 31, 2012.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-off periods are dropping out of our historical horizon and more recent low level net charge-off periods are taking their place, resulting in lower loss rates in most of the Company’s loan categories.  However, with uncertainty in our current economic environment, increasing volatility in the European markets, and recent tension between North and South Korea, the QA portion of our allowance for loan losses increased to account for these factors. The QA, also included in the GVA of the allowance for loan losses, increased $485,000 from $18.7 million to $19.2 million during the three months ended March 31, 2013 compared to the fourth quarter of 2012, an increase of 2.6%.  Total SVA portion of our allowance experienced a decline of $213,000, or 3.2%, during the first three months of 2013.

Allowance for loan commitments at March 31, 2013 totaled $1.0 million, unchanged from December 31, 2012.  At March 31, 2013, commitments to extend credit totaled $274.9 million, compared to $254.6 million at December 31, 2012.  Total commitments to extend credit increased by $20.3 million during the first three months of 2013, but total allowance for loan commitments remained the same. This is attributable to a decline in our historical loss rates in addition to a reduction in line utilization rates during the three months ended March 31, 2013, both of which factor into our required allowance calculations for loan commitments.

Although management believes our allowance for loan losses at March 31, 2013 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,
	March 31, 2013	December 31, 2012	March 31, 2012
Balances:
Allowance for loan losses:
Balances at beginning of period	$63,285	$74,353	$102,982
Actual charge-offs: *
Real estate secured	4,405	1,776	2,928
Commercial and industrial	1,183	1,224	1,435
Consumer	1	—	1
Total charge-offs	5,589	3,000	4,364

Recoveries on loans previously charged off:
Real estate secured	215	1,486	770
Commercial and industrial	658	901	433
Consumer	8	145	5
Total recoveries	881	2,532	1,208

Net loan charge-offs	4,708	468	3,156

Credit for losses on loans	—	(10,600)	—
Balances at end of period	$58,577	$63,285	$99,826

Allowance for loan commitments:
Balances at beginning of year	$1,023	$2,423	$3,423
Credit for losses on loan commitments	—	(1,400)	—
Balance at end of period	$1,023	$1,023	$3,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.91%	0.09%	0.68%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.85%	3.15%	5.24%
Net loan charge-offs to allowance for loan losses at end of period	8.04%	0.74%	3.16%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-3.90%	0.00%

*            Charge-off amount for the three months ended March 31, 2013 includes net charge-offs of covered loans amounting to $34,000, which represents gross covered loan charge-offs of $172,000 less FDIC receivable portions totaling $138,000.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2013:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
Junior Subordinated Debentures	$244	$—	$—	$61,857	$62,101
FHLB Advances	150,000	—	—	—	150,000
Operating Lease Commitments	3,759	6,280	4,115	2,122	16,276
Commitments to Fund Investments in Affordable Housing Partnerships	3,992	5,270	71	151	9,484
Time Deposits	756,975	68,504	105	23	825,607
Total Obligations	$914,970	$80,054	$4,291	$64,153	$1,063,468

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At March 31, 2013 and December 31, 2012, we had commitments to extend credit of $274.9 million and $254.6 million, respectively.  Obligations under standby and commercial letters of credit totaled $22.1 million and $23.0 million at March 31, 2013 and December 31, 2012, respectively.  Commitments to fund investments in affordable housing partnerships totaled $9.5 million at the end of the first quarter of 2013, compared to $10.5 million at the end of the fourth quarter of 2012.  Operating lease commitments totaled $16.3 million and $15.8 million at the end of the first quarter of 2013 and fourth quarter of 2012, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at both March 31, 2013 and December 31, 2012.  Accruals for loss contingencies related to legal claims at March 31, 2012 totaled $29,000.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans and investments. Total deposits decreased to $2.16 billion at March 31, 2013, compared with $2.17 billion at December 31, 2012. Non-time deposits at March 31, 2013 decreased to $1.34 billion, from $1.35 billion at December 31, 2012, and time deposits increased to $820.2 million at March 31, 2013, from $814.9 million at December 31, 2012.

The decrease in deposits from December 31, 2012 to March 31, 2013 was primarily attributable to a $16.5 million decline in money market and NOW accounts.  Time deposits of less than $100,000 also declined $10.4 million from $241.2 million at December 31, 2012, to $230.7 million at March 31, 2013. This decrease was offset by a $15.7 million increase in time deposits of $100,000 or greater to $589.5 million at March 31, 2013.  Demand deposits increased $7.6 million during the first quarter of 2013 to $593.6 million.  Savings accounts declined slightly from $100.8 million at March 31, 2012 to $100.1 million at March 31, 2013.

The average rate that we paid on time deposits in denominations of $100,000 or more for the first quarter of 2013 decreased to 0.64%, from 0.90% at the same period of the prior year. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.78% for the quarter ended March 31, 2012, to 0.53% for the quarter ended March 31, 2013, a decrease of 25 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	March 31, 2013		December 31, 2012		March 31, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing	$568,381	N/A	$540,897	N/A	$483,134	N/A
Savings	100,560	1.85%	99,371	2.06%	100,964	2.67%
NOW	25,958	0.18%	27,317	0.21%	24,215	0.33%
Money market	623,471	0.63%	653,020	0.66%	583,711	0.84%
Time deposits of $100,000 or more	581,213	0.64%	585,134	0.72%	646,162	0.90%
Other time deposits	235,862	0.80%	248,237	0.84%	340,965	1.04%
Total deposits	$2,135,445	0.53%	$2,153,976	0.59%	$2,179,151	0.78%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2013 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

March 31, 2013
Three months or less	$292,049
Over three months through six months	96,773
Over six months through twelve months	149,911
Over twelve months	50,769
Total	$589,502

At March 31, 2013 we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 10.2% of our total deposits at March 31, 2013 and 8.8% of our total deposits at December 31, 2012.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. Brokered deposits totaled $1.5 million at both March 31, 2013 and December 31, 2012. Management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. To improve our net interest margin, as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for general business purposes, we may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  At March 31, 2013 the Company had $150.0 million FHLB borrowings outstanding.  The borrowings were open advances with no stated maturity.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	March 31, 2013	December 31, 2012
Balance at quarter end	$150,000	$150,000
Average balance during the quarter	150,000	14,130
Maximum amount outstanding at any month-end	150,000	150,000
Average interest rate during the quarter	0.21%	0.28%
Weighted average interest rate at quarter-end	0.12%	0.28%

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a means to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at March 31, 2013 and December 31, 2012, totaled $612.6 million and $652.0 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $254.8 million and $215.3 million, at March 31, 2013 and December 31, 2012, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 22.2% and 23.7%, at March 31, 2013 and December 31, 2012, respectively. Not including securities pledged to secured deposits, liquid assets to assets ratio at March 31, 2013 and December 31, 2012, were 13.0% and 15.9%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. At March 31, 2013, our borrowing capacity from the FHLB was $775.8 million with $150.0 million in outstanding borrowings leaving $625.8 million in available capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At March 31, 2013, availability of these lines totaled $89.4 million, with no outstanding borrowings.

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

The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.  See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding regulatory capital requirements.

As of March 31, 2013, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory Adequately-	Regulatory Well-	Capital Ratios as of:
Wilshire Bancorp (Bancorp) &	Capitalized	Capitalized	March 31, 2013		December 31, 2012		March 31, 2012
Wilshire State Bank (Bank):	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank

Total capital to risk-weighted assets	8.00%	10.00%	19.99%	19.52%	19.74%	19.29%	19.31%	18.58%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.72%	18.25%	18.47%	18.02%	18.00%	17.28%
Tier I capital to average assets	4.00%	5.00%	14.72%	14.35%	14.87%	14.52%	12.49%	12.00%

At March 31, 2013, the Company’s total Tier 1 capital was $398.6 million, compared with $384.9 million at December 31, 2012. At the Bank level, Tier 1 capital was $388.4 million at March 31, 2013, compared with $375.5 million at December 31, 2012.   The increase in Tier 1 capital was primarily due to the $11.6 million in net income earned during the three months ended March 31, 2013.

During the first quarter of 2013 the Board of Directors of the Company authorized the repurchase of up to 5% of the Company’s common stock through a stock repurchase program, or approximately 3.6 million shares at March 31, 2013. Depending on market conditions and other factors, the repurchase may be made at any time or from time to time without prior notice. This program will be in effect for 12 months or expire upon completion of the current authorization.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in lending, investing, and deposit activities.  Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors.  The Company’s Board delegates responsibility for market risk management to the Asset/Liability Management Committee, which reports to the Board on activities related to market risk management.  As part of the management of our market risk, the Asset/Liability Management Committee may direct changes in the mix of assets and liabilities.  To that end, we actively monitor and manage interest rate risk exposures.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points would result in a small increase in our net interest income but lower our EVE. A reduction in interest rates of 200 basis points or more would result in a reduction to both net interest income and EVE. However, interest rates are not likely to decrease 200 basis points at this point in time. An increase in interest rates up to 200 basis points would increase both net interest income and EVE, while an increase in interest rates beyond 200 basis points would result in a decline in EVE, although net interest income would continue to increase. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at March 31, 2013 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At March 31, 2013
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,307,652	$98,318	$637,381	$146,117	$2,189,468
Investment securities	11,059	20,724	208,269	96,563	336,615
Federal funds sold and other cash equivalents	75,846	30,000	—	—	105,846
Total	$1,394,557	$149,042	$845,650	$242,680	$2,631,929

Interest-bearing liabilities:
Savings deposits	$100,146	$—	$—	$—	$100,146
Time deposits of $100,000 or more	292,049	246,684	50,769	—	589,502
Other time deposits	49,842	163,517	17,269	105	230,733
Other interest-bearing deposits	648,593	—	—	—	648,593
FHLB advances	150,000	—	—	—	150,000
Junior Subordinated Debenture	61,857	—	—	—	61,857
Total	$1,302,487	$410,201	$68,038	$105	$1,780,831

Interest rate sensitivity gap	$92,070	$(261,159)	$777,612	$242,575	$851,098
Cumulative interest rate sensitivity gap	$92,070	$(169,089)	$608,523	$851,098
Cumulative interest rate sensitivity gap ratio (based on total assets)	3.34%	-6.13%	22.08%	30.88%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of March 31, 2013.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	13.67%	-3.27%
+300	9.38%	-0.92%
+200	5.68%	0.34%
+100	2.50%	1.01%
0	—	—
- 100	0.18%	-5.93%
- 200	-0.28%	-9.66%
- 300	-0.34%	-10.23%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $265,000 at both March 31, 2013 and December 31, 2012 and totaled $29,000 at March 31, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.     Risk Factors

No material changes from previous disclosures in annual report or Form 10-K, for the fiscal year ended December 31, 2012.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows, for the three months ended March 31, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 1, 2013	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows, for the three months ended March 31, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements, tagged as blocks of text.