Form 10-Q
period 2013-06-30
WILSHIRE BANCORP INC
filed 2013-08-02
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

The number of shares of Common Stock of the registrant outstanding at July 31, 2013 was 70,722,957.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$162,553	$118,495
Federal funds sold and other cash equivalents	55,005	55,005
Cash and cash equivalents	217,558	173,500

Securities available-for-sale, at fair value (amortized cost of $303 million and $324 million at June 30, 2013 and December 31, 2012, respectively)	303,836	332,504
Securities held-to-maturity, at amortized cost (fair value of $45 thousand and $54 thousand at June 30, 2013 and December 31, 2012, respectively)	42	50
Loans receivable (net of allowance for loan losses of $55 million and $63 million at June 30, 2013 and December 31, 2012, respectively)	2,039,007	1,943,082
Loans held-for-sale, at the lower of cost or market	60,910	145,973
Federal Home Loan Bank stock, at cost	13,280	12,090
Other real estate owned (OREO)	982	2,080
Due from customers on acceptances	293	54
Cash surrender value of bank owned life insurance	22,225	21,213
Investments in affordable housing partnerships	45,511	39,154
Bank premises and equipment	11,699	11,630
Accrued interest receivable	7,135	7,290
Deferred income taxes	17,734	20,862
Servicing assets	11,040	9,610
Goodwill	6,675	6,675
Core deposits intangibles	897	1,037
FDIC loss-share indemnification asset	5,311	5,446
Other assets	23,266	18,613
TOTAL	$2,787,401	$2,750,863

LIABILITIES:
Deposits:
Non-interest bearing	$624,770	$586,003
Interest bearing:
Savings	102,825	100,784
Money market and NOW accounts	652,731	665,077
Time deposits of $100,000 or more	584,140	573,773
Other time deposits	217,832	241,172
Total deposits	2,182,298	2,166,809

Federal Home Loan Bank advances	150,000	150,000
Junior subordinated debentures	61,857	61,857
Commitments to fund investments in affordable housing partnerships	15,614	10,510
Accrued interest payable	2,072	2,037
Bank acceptances outstanding	293	54
Other liabilities	19,933	17,179
Total liabilities	2,432,067	2,408,446

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 70,697,944 and 71,295,144 shares at June 30, 2013 and December 31, 2012, respectively	160,932	164,790
Accumulated other comprehensive income, net of tax	2,579	6,811
Retained earnings	191,823	170,816
Total shareholders’ equity	355,334	342,417

TOTAL	$2,787,401	$2,750,863

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$26,970	$26,808	$53,855	$53,929
Interest on investment securities	1,743	1,560	3,468	3,085
Interest on federal funds sold	136	423	289	1,023
Total interest income	28,849	28,791	57,612	58,037

INTEREST EXPENSE:
Interest on deposits	2,750	4,015	5,599	8,269
Interest on FHLB advances and other borrowings	64	—	143	6
Interest on junior subordinated debentures	281	532	564	1,079
Total interest expense	3,095	4,547	6,306	9,354

NET INTEREST INCOME BEFORE CREDIT FOR LOSSES ON LOANS AND LOAN COMMITMENTS	25,754	24,244	51,306	48,683

CREDIT FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	(10,000)	—	(10,000)

NET INTEREST INCOME AFTER CREDIT FOR LOAN LOSSES AND LOAN COMMITMENTS	25,754	34,244	51,306	58,683

NON-INTEREST INCOME:
Service charges on deposit accounts	2,811	3,238	5,619	6,464
Gain on sale of loans, net	3,135	3,254	6,621	4,012
Loan-related servicing fees	1,243	1,179	2,693	2,538
Gain on sale or call of securities	15	—	15	3
Other income	1,128	843	2,089	1,884
Total non-interest income	8,332	8,514	17,037	14,901

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,548	9,038	18,353	17,200
FDIC loss-share indemnification impairment	—	2,000	—	2,000
Occupancy and equipment	2,038	1,950	4,078	3,892
Regulatory assessment fee	311	907	644	1,751
Loss on investments in affordable housing partnerships	823	1,012	1,643	1,669
Data processing	583	717	1,258	1,449
Professional fees	905	1,621	2,030	2,101
Other operating expenses	2,874	3,123	6,360	5,035
Total non-interest expense	17,082	20,368	34,366	35,097

INCOME BEFORE INCOME TAXES	17,004	22,390	33,977	38,487
INCOME TAX PROVISION (BENEFIT)	5,465	215	10,849	(139)
NET INCOME	$11,539	$22,175	$23,128	$38,626

PREFERRED STOCK ADJUSTMENTS:
Preferred stock cash dividend	—	(29)	—	(830)
Accretion of discount on preferred stock	—	(35)	—	(1,158)
Adjustment from repurchase of preferred stock	—	—	—	3,389
Total preferred stock adjustments	—	(64)	—	1,401

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,539	$22,111	$23,128	$40,027

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.16	$0.31	$0.33	$0.56
Diluted	$0.16	$0.31	$0.32	$0.56
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	70,944,626	71,285,870	71,119,180	71,284,194
Diluted	71,101,787	71,385,624	71,262,224	71,344,150

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$11,539	$22,175	$23,128	$38,626

UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(6,587)	(446)	(7,100)	943
Reclassification adjustment for gains realized in net income	(15)	—	(15)	(3)
Unrealized (losses) gains on securities available-for-sale after reclassification	(6,602)	(446)	(7,115)	940
Less income tax benefit	(2,773)	—	(2,990)	—
Net change in net unrealized (losses) gains on securities available-for-sale	(3,829)	(446)	(4,125)	940

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during the period	9	9	30	33
Less income tax expense	4	—	13	—
Net unrealized changes in net gains on interest-only strips	5	9	17	33

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	10	6	(124)	(295)
Less income tax expense	—	—	—	—
Net changes on BOLI unrecognized prior service cost	10	6	(124)	(295)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(3,814)	$(431)	$(4,232)	$678

TOTAL COMPREHENSIVE INCOME	$7,725	$21,744	$18,896	$39,304

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income	Earnings	Equity
BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Stock options exercised			5,000	13			13
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Preferred stock cash dividend declared						(830)	(830)
Share-based compensation expense				516			516
Accretion of discount on preferred stock		1,158				(1,158)	—
Net income						38,626	38,626
Other comprehensive income					678		678
BALANCE—June 30, 2012	—	$—	71,287,518	$164,480	$7,439	$117,137	$289,056

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised			54,212	199			199
Stock repurchased			(651,412)	(4,287)			(4,287)
Common stock cash dividend declared						(2,121)	(2,121)
Share-based compensation expense				230			230
Net income						23,128	23,128
Other comprehensive loss					(4,232)		(4,232)
BALANCE—June 30, 2013	—	$—	70,697,944	$160,932	$2,579	$191,823	$355,334

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,128	$38,626
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	1,687	2,685
Depreciation of bank premises and equipment	1,128	1,127
Accretion of discount on acquired loans	(406)	(1,051)
FDIC loss-share indemnification impairment	—	2,000
Amortization of core deposit intangibles	140	142
Credit for losses on loans and loan commitments	—	(10,000)
(Credit) provision for losses on other real estate owned	(14)	187
Deferred tax expense (benefit)	5,978	(6,411)
(Gain) loss on disposition of bank premises and equipment	(2)	1
Net realized gain on sale of loans held-for-sale	(6,621)	(4,702)
Valuation of held-for-sale impaired loans	—	690
Proceeds from sale of loans held-for-sale	570,070	135,829
Origination of loans held-for-sale	(480,113)	(152,035)
Net realized gain on sale or call of available-for-sale securities	(15)	(3)
Change in unrealized appreciation on servicing assets	6	53
Disposition of servicing rights	191	82
Net realized gain on sale of other real estate owned	(157)	(450)
Share-based compensation expense	230	516
Change in cash surrender value of life insurance	(302)	(294)
Servicing assets capitalized	(1,629)	(842)
Decrease in accrued interest receivable	155	312
Loss on investments in affordable housing partnerships	1,643	1,669
(Increase) decrease in other assets	(13,851)	8,580
Federal Home Loan Bank stock cash dividend	182	43
Increase (decrease) in accrued interest payable	35	(43)
Increase in other liabilities	8,633	2,708
Net cash provided by operating activities	110,096	19,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	8	9
Purchase of securities available-for-sale	(30,811)	(35,829)
Proceeds from principal repayment of securities available-for-sale	50,694	55,787
Net increase in loans receivable	(94,780)	(34,633)
Payment of FDIC loss-share indemnification	682	9,038
Proceeds from sale of other loans	488	3,105
Proceeds from sale of other real estate owned	1,485	10,717
Purchases of investments in affordable housing partnerships	(2,896)	(3,878)
Purchases of bank premises and equipment	(409)	(220)
Purchases of bank owned life insurance	(710)	—
Redemption of Federal Home Loan Bank stock	158	1,472
Purchase of Federal Home Loan Bank stock	(1,348)	—
Net cash (used in) provided by investing activities	(77,439)	5,568

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$199	$13
Cash paid for stock repurchases	(4,287)	—
Payment of cash dividend on preferred stock	—	(1,204)
Cash paid for TARP preferred stock redemption	—	(58,769)
Cash paid for TARP warrant redemption	—	(760)
Repayment of Federal Home Loan Bank advances	—	(60,000)
Net increase (decrease) in deposits	15,489	(22,311)
Net cash provided by (used in) financing activities	11,401	(143,031)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,058	(118,044)

CASH AND CASH EQUIVALENTS — Beginning of period	173,500	325,250
CASH AND CASH EQUIVALENTS — End of period	$217,558	$207,206

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,271	$9,398
Income taxes paid	$15,541	$8,100
Income tax refunds received	$—	$13,454

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$500	$6,344
Loans transferred to held-for-sale from loans receivable	$488	$5,832
Loans transferred to loans receivable from held-for-sale	$114	$5,362
Other assets transferred to bank premises and equipment	$784	$544
Common stock cash dividend declared, but not paid	$2,121	$—
Preferred stock cash dividend declared, but not paid	$—	$15

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.               Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  The Bank has 25 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area.  We also have 8 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, Washington, and Virginia.

Note 2.               Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2013 and December 31, 2012, statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the six months ended June 30, 2013 and June 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 3.               Redemption of TARP Preferred Stock

During the first quarter of 2012, the Company repurchased 60,000 of its 62,158 outstanding shares of preferred stock (the “Preferred Shares”) from the U.S. Department of the Treasury (“Treasury”) in connection with the Company’s participation in the TARP Capital Purchase Program (the “CPP”).  The shares were repurchased at a discount of 5.6% (or an actual cost of $56.6 million) and resulted in an adjustment to capital totaling $3.4 million offset by the accretion of $1.1 million in preferred stock discount. The result was a net increase in capital of approximately $2.3 million.  The remaining 2,158 Preferred Shares were redeemed during the second quarter of 2012 at par value or $1,000 per share (or an actual cost of $2.2 million).  During the second quarter of 2012, the Company also repurchased from Treasury the warrant to purchase 949,460 shares of the Company’s common stock.  The warrant, which had been issued to the Treasury in connection with the CPP, was repurchased at a mutually agreed upon price of $760,000.

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

Note 4.               Federally Assisted Acquisition of Mirae Bank

The FDIC placed Mirae Bank under receivership upon Mirae Bank’s closure by the California Department of Financial Institutions (a division of the California Department of Business Oversight, the “DFI”) at the close of business on June 26, 2009.  Thereafter, the Bank purchased substantially all of Mirae Bank’s assets and assumed substantially all of Mirae Bank’s deposits and certain other liabilities. Further, we entered into loss sharing agreements with the FDIC in connection with the Mirae Bank acquisition. Under the loss sharing agreements, the FDIC shares in the losses on assets covered under the agreement, which generally include loans acquired from Mirae Bank and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as “covered assets”).

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). The FDIC loss-share indemnification was accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC loss-share indemnification will decrease and increase, respectively. Therefore, changes to expected cash flow on acquired loans results in an adjustment in the balance of the FDIC loss-share indemnification asset and is recorded as an impairment, or the asset balance is increased and offset with non-interest expense. When covered assets are paid-off or sold, the FDIC loss-share indemnification asset is reduced and offset with non-interest expense. Covered assets that become impaired increase the indemnification asset. At June 30, 2013, the remaining FDIC loss-share indemnification balance, net of impairment, was $5.3 million.  The remaining covered loan balance, net of discount, at June 30, 2013 was $100.0 million.

Note 5.               Recent Transactions

On June 8, 2013, the Company entered into an Agreement and Plan of Merger whereby the Company will acquire BankAsiana for approximately $32.5 million, which consideration will be paid to BankAsiana shareholders and option holders in cash (the “BankAsiana Agreement”).  The transaction is structured as a series of two mergers.  The first merger is to be the merger of BankAsiana with a newly-formed, wholly owned subsidiary of the Company, with BankAsiana surviving the first merger.  The second merger, which would occur immediately following the first merger, is to be the merger of the survivor in the first merger, BankAsiana, with the Company’s wholly owned subsidiary bank, Wilshire State Bank, with Wilshire State Bank as the surviving entity.  For more information, please refer to the BankAsiana Agreement attached to this Quarterly Report on Form 10-Q as Exhibit 2.1.

BankAsiana is a New Jersey state chartered commercial bank serving the East Coast Korean-American community.  BankAsiana operates three branch offices, two in the state of New Jersey and one in the state of New York. As of March 31, 2013, BankAsiana had total assets of $207.3 million, total net loans of $161.2 million and total deposits of $164.6 million.

On July 15, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization with WS Merger Acquisition Corp., a California corporation and wholly-owned subsidiary of Wilshire (“Newco”) and Saehan Bancorp, a California corporation (“Saehan”), providing for the acquisition by Wilshire of Saehan pursuant to the merger of Saehan with and into Newco, with Newco surviving the merger (the “Saehan Agreement”).  Under the terms of the Saehan Agreement each share of Saehan common stock will be converted to a right to receive, subject to allocation procedures and certain limitations, either (i) 0.06080 shares of Wilshire common stock, (ii) $0.4247 in cash, or (iii) a unit consisting of Wilshire common stock and cash. Saehan shareholders will receive a fixed amount of cash totaling approximately $50.4 million and a fixed amount of the Company’s common stock totaling approximately 7.2 million shares. The actual value received by Saehan shareholders on a per share basis for those receiving common stock will fluctuate based on the Company’s stock price. For more information, please refer to the Saehan Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2013.

Saehan Bancorp is a bank holding company with headquarters in Los Angeles, California. Its wholly owned subsidiary, Saehan Bank, offers a comprehensive range of financial solutions to meet the needs of multi-ethnic communities in the United States. Saehan Bank currently operates 10 branch offices all located in Southern California, in addition to two loan production offices located in New York and Washington. As of March 31, 2013, Saehan had total assets of $542.3 million, total net loans of $365.4 million, and total deposits of $458.3 million.

On a proforma basis, including the two pending acquisitions of BankAsiana and Saehan, as of March 31, 2013, Wilshire would have approximately $3.5 billion in total assets, $2.7 billion in net loans, and $2.8 billion in total deposits.  Both transactions are expected to be completed by the end of this year, after the fulfillment of certain customary conditions to closing, including the approval of the shareholders of BankAsiana and Saehan and receipt of necessary regulatory approvals.

Note 6.               Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of June 30, 2013 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

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

Loans held-for-sale (excluding impaired loans held-for-sale) — Small Business Administration (“SBA”) loans or mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing party.  We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

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

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for impaired loans held-for-sale are determined based on appraisals or sales contracts and commitments. Any subsequent declines in fair value for impaired loans held-for-sale are recorded as held-for-sale valuation allowances.  The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

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

FDIC loss-share indemnification asset — The fair value of the FDIC loss-share indemnification asset is estimated by discounting the estimated future cash flows using current market rates for financial instruments with similar characteristics with Level 3 classification.

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

Accrued Interest payable — The carrying amount of accrued interest payable approximates its fair value due to its short-term nature resulting in a Level 1 or 2 classification consistent with its underlying liabilities.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at June 30, 2013 and December 31, 2012:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$36,206	$—	$36,206	$—
Mortgage-backed securities (residential)	72,017	—	72,017	—
Collateralized mortgage obligations (residential)	128,211	—	128,211	—
Corporate securities	39,753	—	39,753	—
Municipal bonds	27,649	—	27,649	—
Servicing assets	11,040	—	—	11,040
Interest-only strips	549	—	—	549
Servicing liabilities	(339)	—	—	(339)

	Fair Value Measurements Using:
As of December 31, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$27,919	$—	$27,919	$—
Mortgage-backed securities (residential)	60,427	—	60,427	—
Collateralized mortgage obligations (residential)	172,532	—	172,532	—
Corporate securities	40,370	—	40,370	—
Municipal bonds	31,256	—	31,256	—
Servicing assets	9,610	—	—	9,610
Interest-only strips	540	—	—	540
Servicing liabilities	(336)	—	—	(336)

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At April 1, 2013	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$10,421	$(113)	$—	$732	$—	$11,040	$—
Interest-only strips	550	(10)	9	—	—	549	(338)
Servicing liabilities	(343)	(3)	—	7	—	(339)	—

(Dollars in Thousands)	At April 1, 2012	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2012	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,013	$(73)	$—	$565	$—	$9,505	$—
Interest-only strips	561	(11)	8	—	—	558	(329)
Servicing liabilities	(372)	(6)	—	11	—	(367)	—

(Dollars in Thousands)	At January 1, 2013	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,610	$(6)	$—	$1,436	$—	$11,040	$—
Interest-only strips	540	(21)	30	—	—	549	(338)
Servicing liabilities	(336)	(18)	—	15	—	(339)	—

(Dollars in Thousands)	At January 1, 2012	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2012	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$8,798	$(53)	$—	$760	$—	$9,505	$—
Interest-only strips	551	(26)	33	—	—	558	(329)
Servicing liabilities	(374)	(17)	—	24	—	(367)	—

We had no transfers of financial instruments between Level 1, 2, or 3 during the quarter and the six months ended June 30, 2013.

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012, and the total losses resulting from these fair value adjustments for the quarter ended June 30, 2013 and December 31, 2012:

June 30, 2013

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$49,758	$49,758	$(4,599)
Residential Real Estate	—	—	1,852	1,852	(158)
OREO:
Commercial Real Estate	—	—	782	782	(14)
Residential Real Estate	—	—	200	200	—
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	—	—	—
Total	$—	$—	$52,592	$52,592	$(4,771)

December 31, 2012

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$46,189	$46,189	$(2,158)
Residential Real Estate	—	—	2,093	2,093	(309)
OREO:
Commercial Real Estate	—	—	1,778	1,778	(157)
Residential Real Estate	—	—	302	302	—
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	—	—	(2,330)
Total	$—	$—	$50,362	$50,362	$(4,954)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at June 30, 2013 is presented in the table below:

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *

Servicing assets	$11,040	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.3% - 11.3%
Interest-only strips	549	Discounted cash flow	Discount rate	4.8% - 8.8%
			Constant prepayment rate	10.3% - 11.3%
Servicing liabilities	(339)	Discounted cash flow	Discount rate	4.5% - 10.0%
			Constant prepayment rate	11.3% - 11.5%
Collateral dependent impaired loans:
Commercial Real Estate	49,758	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	11.91%*
Residential Real Estate	1,852	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	56.93%*
OREO:
Commercial Real Estate	782	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	14.36%*
Residential Real Estate	200	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	13.01%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The table below is a summary of fair value estimates at June 30, 2013 and December 31, 2012, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$162,553	$162,553	$118,495	$118,495
Federal funds sold	Level 1	55,005	55,005	55,005	55,005
Investment securities available-for-sale	Level 2	303,836	303,836	332,504	332,504
Investment securities held-to-maturity	Level 2	42	45	50	54
Loans receivable, net of allowance	Level 3	2,039,007	2,035,043	1,943,082	1,941,281
Loans held-for-sale	Level 2	60,910	67,941	145,973	154,823
Federal Home Loan Bank stock	N/A	13,280	N/A	12,090	N/A
Accrued interest receivable	Level 2 / 3	7,135	7,135	7,290	7,290
FDIC loss-share indemnification asset	Level 3	5,311	5,311	5,446	5,446
Due from customer on acceptances	Level 1	293	293	54	54

Liabilities:
Non-interest bearing deposits	Level 1	$624,770	$624,770	$586,003	$586,003
Interest-bearing deposits	Level 2	1,557,528	1,554,966	1,580,806	1,590,453
Junior subordinated debentures	Level 2	61,857	56,551	61,857	56,461
Short-term FHLB advances	Level 1	150,000	150,000	150,000	150,000
Accrued interest payable	Level 1 / 2	2,072	2,072	2,037	2,037
Bank acceptances outstanding	Level 1	293	293	54	54

Note 7.               Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain or loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2013
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$42	$45	$—	$3	$3
Total investment securities held-to-maturity	$42	$45	$—	$3	$3

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$36,206	$(1,794)	$—	$(1,794)
Mortgage backed securities (residential)	73,654	72,017	(2,096)	459	(1,637)
Collateralized mortgage obligations (residential)	125,893	128,211	(613)	2,931	2,318
Corporate securities	38,732	39,753	—	1,021	1,021
Municipal securities	26,311	27,649	(44)	1,382	1,338
Total investment securities available-for-sale	$302,590	$303,836	$(4,547)	$5,793	$1,246

	As of December 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$50	$54	$—	$4	$4
Total investment securities held-to-maturity	$50	$54	$—	$4	$4

Available-for-Sale:
Securities of government sponsored enterprises	$28,000	$27,919	$(81)	$—	$(81)
Mortgage backed securities (residential)	59,697	60,427	(51)	781	730
Collateralized mortgage obligations (residential)	168,819	172,532	(180)	3,893	3,713
Corporate securities	39,015	40,370	—	1,355	1,355
Municipal securities	28,612	31,256	—	2,644	2,644
Total investment securities available-for-sale	$324,143	$332,504	$(312)	$8,673	$8,361

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at June 30, 2013:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$42	$—	$—	$42
Total investment securities held-to-maturity	$—	$42	$—	$—	$42

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$36,206	$—	$36,206
Mortgage backed securities (residential)	4,496	491	390	66,640	72,017
Collateralized mortgage obligations (residential)	16,242	102,440	9,529	—	128,211
Corporate securities	16,330	23,423	—	—	39,753
Municipal securities	—	4,164	2,041	21,444	27,649
Total investment securities available-for-sale	$37,068	$130,518	$48,166	$88,084	$303,836

The Company did not have any investment securities that were sold during the first half of 2013.  However the Company did realize $15,000 in gains from a called investment securities during this period.  Realized gains for the six months ended June 30, 2012 totaled $3,000, which was related to an investment that was called during the first quarter of 2012.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at June 30, 2013, and December 31, 2012:

	As of June 30, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$36,206	$(1,794)	$—	$—	$36,206	$(1,794)
Mortgage-backed securities (residential)	63,348	(2,096)	—	—	63,348	(2,096)
Collateralized mortgage obligations (residential)	28,390	(613)	—	—	28,390	(613)
Municipal securities	424	(44)			424	(44)
Total investment securities	$128,368	$(4,547)	$—	$—	$128,368	$(4,547)

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities (residential)	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations (residential)	32,389	(180)	—	—	32,389	(180)
Total investment securities	$89,292	$(312)	$—	$—	$89,292	$(312)

Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income (loss), net of taxes.  In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Management determined that any individual unrealized loss as of June 30, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) was attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At June 30, 2013, we have the intent and ability to hold the securities in an unrealized loss position until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal securities were primarily attributable to both changes in interest rates and a re-pricing of risk in the market.  There were no unrealized losses on our corporate securities at June 30, 2013. As of June 30, 2013, we have the intent and ability to hold the securities in an unrealized loss position until the market values recover or the securities mature.

Note 8.               Loans

The following footnote disclosure reports the Company’s loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:

Construction loans — The Company originates loans to finance construction projects including one to four family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.

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

Business term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts, or to finance the purchase of businesses. Business term loans generally have terms from one to seven years. They may be collateralized by the assets being acquired or other available assets and bear interest rates which either floats with our base rate, prime rate, another established index, or is fixed for the term of the loan.

Commercial and industrial loans are broken down further into two different classes, SBA loans and other commercial and industrial loans.

Consumer loans — The Company provides a broad range of consumer loans to customers, including personal lines of credit, cash secured loans, and automobile loans. Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of any underlying collateral.

The loans in the portfolio that we purchased in the Mirae Bank acquisition are covered by the FDIC loss-share agreement and are referred to herein as “covered loans.” All loans other than the covered loans are referred to herein as “non-covered loans.”

A summary of covered and non-covered loans is presented in the table below:

	(Dollars in Thousands)
	June 30, 2013	December 31, 2012	June 30, 2012
Non-covered loans:
Construction	$36,371	$20,928	$27,030
Real estate secured	1,670,387	1,719,762	1,558,274
Commercial and industrial	343,160	289,782	290,063
Consumer	11,085	13,665	13,530
Gross loans	2,061,003	2,044,137	1,888,897
Unearned Income	(6,140)	(4,826)	(4,613)
Total loans	2,054,863	2,039,311	1,884,284
Allowance for losses on loans	(50,710)	(59,446)	(80,083)
Net loans	$2,004,153	$1,979,865	$1,804,201

Covered loans:
Construction	$—	$—	$—
Real estate secured	88,417	99,534	119,985
Commercial and industrial	11,570	13,486	18,756
Consumer	4	9	65
Gross loans	99,991	113,029	138,806
Allowance for losses on loans	(4,227)	(3,839)	(9,051)
Net loans	$95,764	$109,190	$129,755

Total loans:
Construction	$36,371	$20,928	$27,030
Real estate secured	1,758,804	1,819,296	1,678,259
Commercial and industrial	354,730	303,268	308,819
Consumer	11,089	13,674	13,595
Gross loans *	2,160,994	2,157,166	2,027,703
Unearned Income	(6,140)	(4,826)	(4,612)
Total loans	2,154,854	2,152,340	2,023,091
Allowance for losses on loans	(54,937)	(63,285)	(89,134)
Net loans	$2,099,917	$2,089,055	$1,933,957

* Includes loans held-for-sale, recorded at the lower of cost or market value, totaling $60.9 million, $146.0 million, and $66.5 million, at June 30, 2013, December 31, 2012, and June 30, 2012, respectively

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, at the time of acquisition.  SOP 03-3 loans are covered loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 loans are all other covered loans that do not qualify as SOP 03-3 loans. Covered loans are categorized into four different loan segments by loan type: construction, real estate secured, commercial and industrial, and consumer.

The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected at the time of acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact to interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 loans at June 30, 2013 and December 31, 2012.  The unpaid principal balance, before discount, of SOP 03-3 loans was $1.7 million at both June 30, 2013 and December 31, 2012.

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Non SOP 03-3 loans	$99,235	$112,022	$137,179
SOP 03-3 loans	756	1,007	1,627
Total outstanding covered loan balance	99,991	113,029	138,806
Allowance related to covered loans	(4,227)	(3,839)	(9,051)
Carrying amount, net of allowance	$95,764	$109,190	$129,755

The following table represents by loan segment, the current balance of SOP 03-3 acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Breakdown of SOP 03-3 Loans
Real Estate Secured	$644	$869	$1,463
Commercial & Industrial	112	138	164
Total	$756	$1,007	$1,627

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cash flows to be received at June 26, 2009.  The discount on acquired loans totaled $54.9 million at the time of the acquisition.  For the three and six months ended June 30, 2013 and June 30, 2012, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Balance at beginning of period	$3,146	$5,945	$3,448	$6,981
Discount accretion income recognized	(178)	(534)	(406)	(1,051)
Disposals related to charge-offs	(149)	(160)	(223)	(679)
Balance at end of period	$2,819	$5,251	$2,819	$5,251

The following table is a breakdown of changes to the accretable portion of the discount related to covered loans for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Balance at beginning of period	$2,973	$5,402	$3,275	$6,419
Discount accretion income recognized	(178)	(534)	(406)	(1,033)
Disposals related to charge-offs	(149)	(161)	(223)	(679)
Balance at end of period	$2,646	$4,707	$2,646	$4,707

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balances:
Allowance for loan losses:
Balances at beginning of period	$58,577	$99,826	$63,285	$102,982

Charge-offs: *
Real estate secured	3,668	2,930	8,073	5,858
Commercial and industrial	746	511	1,929	1,946
Consumer	—	1	1	2
Total charge-offs	4,414	3,442	10,003	7,806

Recoveries on loans previously charged off:
Construction	—	20	—	20
Real estate secured	340	1,400	555	2,170
Commercial and industrial	433	327	1,091	760
Consumer	1	3	9	8
Total recoveries	774	1,750	1,655	2,958

Net loan charge-offs	3,640	1,692	8,348	4,848

Credit for losses on loans	—	(9,000)		(9,000)
Balances at end of period	$54,937	$89,134	$54,937	$89,134

Allowance for loan commitments:
Balances at beginning of year	$1,023	$3,423	$1,023	$3,423
Credit for losses on loan commitments	—	(1,000)	—	(1,000)
Balance at end of period	$1,023	$2,423	$1,023	$2,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.69%	0.36%	0.80%	0.52%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.62%	4.54%	2.62%	4.54%
Net loan charge-offs to allowance for loan losses at end of period	6.63%	1.90%	15.20%	5.44%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-16.92%	0.00%	-48.46%

* Charge-off amount for the three months ended June 30, 2013 includes net charge-offs of covered loans amounting to $164,000, which represents gross covered loan charge-offs of $832,000 less FDIC receivable portions totaling $668,000.

* Charge-off amount for the six months ended June 30, 2013 includes net charge-offs of covered loans amounting to $199,000, which represents gross covered loan charge-offs of $1.0 million less FDIC receivable portions totaling $806,000.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses by loan type and the percentage of allowance for loan losses to gross loan receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2013			December 31, 2012
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$606	$36,371	1.67%	$453	$20,928	2.16%
Real estate secured	41,658	1,715,567	2.43%	49,956	1,692,273	2.95%
Commercial and industrial	12,537	337,057	3.72%	12,737	284,318	4.48%
Consumer	136	11,089	1.23%	139	13,674	1.02%
Total *	$54,937	$2,100,084	2.62%	$63,285	$2,011,193	3.15%

* Held-for-sale loans of $60.9 million and $146.0 million at June 30, 2013 and December 31, 2012, respectively, were excluded from total gross loans.

Our real estate secured loans and commercial and industrial loans are further broken down into classes as follows when measuring for impairment and historical losses:

	June 30, 2013			December 31, 2012
Real Estate Secured Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Residential real estate	$3,064	$148,194	2.07%	$3,207	$135,224	2.37%
SBA real estate	1,858	129,487	1.43%	1,695	119,581	1.42%
Gas station secured	3,619	104,265	3.47%	3,185	94,503	3.37%
Carwash secured	3,547	45,234	7.84%	4,003	50,428	7.94%
Hotel/motel secured	4,716	130,059	3.63%	6,753	123,697	5.46%
Land secured	714	20,526	3.48%	914	13,553	6.74%
Other secured	24,140	1,137,802	2.12%	30,199	1,155,287	2.61%
Total real estate secured	$41,658	$1,715,567	2.43%	$49,956	$1,692,273	2.95%

	June 30, 2013			December 31, 2012
Commercial & Industrial Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
SBA commercial	$2,521	$33,111	7.61%	$2,774	$33,985	8.16%
Other commercial & industrial	10,016	303,946	3.30%	9,963	250,333	3.98%
Total commercial & industrial	$12,537	$337,057	3.72%	$12,737	$284,318	4.48%

The allowance for loan losses is comprised of general valuation allowance (“GVA”) based on quantitative and qualitative analyses and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At June 30, 2013, the outstanding balance of impaired loans totaled $63.0 million, of which $17.4 million had specific reserves of $5.8 million. At December 31, 2012, the outstanding balance of impaired loans totaled $71.1 million, of which $32.8 million had specific reserves of $6.6 million.  The decline in impaired loans is largely due to overall improvement in credit quality and a reduction in non-accrual loans during the first half of 2013.

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

The total allowance for loan losses at June 30, 2013 was $54.9 million, compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2013 was 2.62%, compared to 3.15% at the end of the fourth quarter of 2012.  Total GVA at June 30, 2013 totaled $49.1 million, or 89.4% of total allowance for loan losses, and SVA on impaired loans totaled $5.8 million, or 10.6% of the total allowance. At December 31, 2012, the GVA portion of the allowance totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.

Allowance coverage ratio of construction, real estate secured, and commercial and industrial loans receivable all declined from the fourth quarter of 2012 to the second quarter of 2013.  Consumer loan allowance coverage ratio increased from 1.02% at December 31, 2012 to 1.23% at June 30, 2013.  The reduction in allowance balance on real estate secured loans was largely due to the reduction in loss rates for the second quarter of 2013, compared to the fourth quarter of 2012.  Construction loans experienced an increase in overall allowance balance for the second quarter of 2013 compared to the fourth quarter of 2012, due to the increase in loan balance during the first half of 2013.  Although real estate secured and commercial and industrial loan balances increased during the six months ended June 30, 2013, the related allowance for loan losses balances decreased due to the large reduction in loss rates and classified loans for the first half of 2013, compared to the fourth quarter of 2012.

Impaired loan net principal balances are broken down by those with and without specific reserves are shown in the following table for June 30, 2013 and December 31, 2012:

	For Quarter Ended
(Dollars in Thousands)	June 30, 2013	December 31, 2012
With Specific Reserves
Without Charge-Offs	$12,648	$16,310
With Charge-Offs	4,737	16,522
Without Specific Reserves
Without Charge-Off	29,444	32,087
With Charge-Offs	16,213	6,211
Total Impaired Loans*	63,042	71,130
Allowance on Impaired Loans	(5,797)	(6,569)
Impaired Loans Net of Allowance	$57,245	$64,561

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $51.5 million and $59.4 million at June 30, 2013 and December 31, 2012, respectively.

Net principal balance and average quarterly balances for impaired loans with specific reserves, and those without specific reserves, at June 30, 2013 and December 31, 2012 are presented in the following tables by loan class:

	June 30, 2013			December 31, 2012
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	484	168	485	1,531	388	1,948
SBA Real Estate	3,475	269	8,675	8,818	488	19,433
Gas Station Secured	2,099	354	2,502	3,269	517	3,839
Carwash Secured	—	—	—	4,309	658	12,668
Hotel/Motel Secured	1,250	385	1,460	—	—	—
Land Secured	600	257	612	274	97	274
Other Secured	2,656	758	2,792	9,913	1,346	15,985
Commercial & Industrial:
SBA Commercial	1,054	777	4,633	1,116	921	6,444
Other Commercial & Industrial	5,767	2,829	7,293	3,602	2,154	4,893
Consumer	—	—	—	—	—	—
Total With Related Allowance	17,385	5,797	28,452	32,832	6,569	65,484

Without Specific Reserves
Construction	$6,388	$—	$6,388	$6,388	$—	$6,388
Real Estate Secured:
Residential Real Estate	1,441	—	1,805	563	—	563
SBA Real Estate	9,447	—	19,904	3,416	—	8,258
Gas Station Secured	3,527	—	5,945	4,863	—	8,726
Carwash Secured	3,055	—	3,698	2,022	—	2,022
Hotel/Motel Secured	3,410	—	5,549	4,103	—	7,401
Land Secured	1,119	—	1,121	—	—	—
Other Secured	16,484	—	19,484	12,983	—	13,974
Commercial & Industrial:
SBA Commercial	162	—	260	74	—	485
Other Commercial & Industrial	624	—	653	3,886	—	5,688
Consumer	—	—	—	—	—	—
Total Without Related Allowance	45,657	—	64,807	38,298	—	53,505
Total Impaired Loans	$63,042	$5,797	$93,259	$71,130	$6,569	$118,989

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued.  The cash basis income recognized from impaired loans for the quarters ended June 30, 2013, December 31, 2012, and June 30, 2012 totaled $451,000, $589,000, and $482,000, respectively. For the six months ended June 30, 2013 and June 30, 2012, the total cash basis income recognized from impaired loans was $784,000 and $724,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at June 30, 2013 and December 31, 2012, are presented in the following tables by loan class:

	June 30, 2013
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$7,937	$—	$7,937
Real Estate Secured:
Residential Real Estate	240	352	990	1,582
SBA Real Estate	822	875	1,247	2,944
Gas Station Secured	280	—	849	1,129
Carwash Secured	—	—	938	938
Hotel/Motel Secured	—	—	2,482	2,482
Land Secured	—	—	647	647
Other Secured	3,786	644	3,122	7,552
Commercial & Industrial:
SBA Commercial	619	49	171	839
Other Commercial & Industrial	429	214	185	828
Consumer	—	—	—	—
Total	$6,176	$10,071	$10,631	$26,878
Non-Accrual Loans Listed Above **	$1,182	$6,435	$10,505	$18,122

	December 31, 2012
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$169	$193	$1,505	$1,867
SBA Real Estate	834	543	1,134	2,511
Gas Station Secured	—	—	1,836	1,836
Carwash Secured	—	—	3,733	3,733
Hotel/Motel Secured	320	—	—	320
Other Secured	1,328	—	4,428	5,756
Commercial & Industrial:
SBA Commercial	469	381	39	889
Other Commercial & Industrial	544	338	463	1,345
Consumer	4	—	—	4
Total	$3,668	$1,455	$13,138	$18,261
Non-Accrual Loans Listed Above **	$609	$281	$13,138	$14,028

*                 Balances are net of SBA guaranteed portions totaling $16.1 million and $15.5 million at June 30, 2013 and December 31, 2012, respectively.

**          Non-accrual loans less than 30 days past due totaling $8.6 million and $14.0 million at June 30, 2013 and December 31, 2012, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at June 30, 2013 and December 31, 2012 are presented in the following tables by loan class:

	June 30, 2013
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$5,467	$—	$5,467
Real Estate Secured:
Residential Real Estate	1,896	—	1,896
SBA Real Estate	1,912	—	1,912
Gas Station Secured	3,420	—	3,420
Carwash Secured	938	—	938
Hotel/Motel Secured	2,482	—	2,482
Land Secured	1,441	—	1,441
Other Secured	7,875	126	8,001
Commercial & Industrial:
SBA Commercial	179	—	179
Other Commercial & Industrial	1,045	—	1,045
Consumer	—	—	—
Total	$26,655	$126	$26,781

	December 31, 2012
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,928	—	1,928
SBA Real Estate	1,780	—	1,780
Gas Station Secured	4,126	—	4,126
Carwash Secured	3,733	—	3,733
Hotel/Motel Secured	—	—	—
Land Secured	—	—	—
Other Secured	9,440	—	9,440
Commercial & Industrial:
SBA Commercial	222	—	222
Other Commercial & Industrial	1,080	—	1,080
Consumer	—	—	—
Total	$27,953	$—	$27,953

* Balances are net of SBA guaranteed portions totaling $18.2 million and $18.4 million at June 30, 2013 and December 31, 2012, respectively.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2013 and June 30, 2012. Additional income of approximately $254,000 and $453,000 would have been recorded during the three months and six months ended June 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $199,000 and $719,000 would have been recorded during the three months and six months ended June 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at June 30, 2013 and December 31, 2012 are presented in the following tables by classes of loans:

	June 30, 2013
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$5,467	$—	$5,467
Real Estate Secured:
Residential Real Estate	394	1,490	990	2,874
SBA Real Estate	4,597	6,710	1,031	12,338
Gas Station Secured	5,069	13,428	849	19,346
Carwash Secured	—	12,536	938	13,474
Hotel/Motel Secured	5,451	10,612	—	16,063
Land Secured	2,405	1,711	—	4,116
Other Secured	27,633	61,598	2,686	91,917
Commercial & Industrial:
SBA Commercial	826	2,468	—	3,294
Other Commercial & Industrial	3,196	22,295	228	25,719
Consumer	—	3	—	3
Total	$49,571	$138,318	$6,722	$194,611

	December 31, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,060	910	1,241	3,211
SBA Real Estate	3,786	5,860	1,187	10,833
Gas Station Secured	9,410	10,598	1,836	21,844
Carwash Secured	1,680	14,403	1,926	18,009
Hotel/Motel Secured	20,304	13,006	—	33,310
Land Secured	3,290	926	—	4,216
Other Secured	35,771	79,690	607	116,068
Commercial & Industrial:
SBA Commercial	934	2,762	—	3,696
Other Commercial & Industrial	6,040	23,389	59	29,488
Consumer	—	4	—	4
Total	$82,275	$157,192	$6,856	$246,323

* Balances are net of SBA guaranteed portions totaling $13.8 million and $14.2 million at June 30, 2013 and December 31, 2012, respectively.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended June 30, 2013, and June 30, 2012:

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$694	$44,298	$13,464	$121	$58,577
Total charge-offs	—	(3,668)	(746)	—	(4,414)
Total recoveries	—	340	433	1	774
(Credit) provision for losses on loans and loan commitments	(88)	688	(614)	14	—
Balance at end of quarter	$606	$41,658	$12,537	$136	$54,937

	June 30, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$4,230	$74,988	$20,442	$166	$99,826
Total charge-offs	—	(2,930)	(511)	(1)	(3,442)
Total recoveries	20	1,400	327	3	1,750
Credit for losses on loans and loan commitments	(501)	(3,278)	(5,214)	(7)	(9,000)
Balance at end of quarter	$3,749	$70,180	$15,044	$161	$89,134

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the six months ended June 30, 2013, and June 30, 2012:

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(8,073)	(1,929)	(1)	(10,003)
Total recoveries	—	555	1,091	9	1,655
Provision (credit) for losses on loans and loan commitments	153	(780)	638	(11)	—
Balance at end of period	$606	$41,658	$12,537	$136	$54,937

	June 30, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(5,858)	(1,946)	(2)	(7,806)
Total recoveries	20	2,170	760	8	2,958
(Credit) provision for losses on loans and loan commitments	(489)	(5,353)	(3,161)	3	(9,000)
Balance at end of period	$3,749	$70,180	$15,044	$161	$89,134

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances by SVA and GVA at June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$6,388	$49,047	$7,607	$—	$63,042
Specific valuation allowance	$—	$2,191	$3,606	$—	$5,797
Coverage ratio	0.00%	4.47%	47.40%	0.00%	9.20%

Non-impaired loans	$29,983	$1,666,520	$329,450	$11,089	$2,037,042
General valuation allowance	$606	$39,467	$8,931	$136	$49,140
Coverage ratio	2.02%	2.37%	2.71%	1.23%	2.41%

Gross loans receivable	$36,371	$1,715,567	$337,057	$11,089	$2,100,084
Allowance for loan losses	$606	$41,658	$12,537	$136	$54,937
Allowance coverage ratio	1.67%	2.43%	3.72%	1.23%	2.62%

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%

Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%

Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

At June 30, 2013 and December 31, 2012, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $756,000 and $1.0 million, respectively.  During these periods, there was no allowance recorded for these loans.  The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$644	$112	$—	$756
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At June 30, 2013, the balance of non-accrual TDR loans totaled $7.8 million, and TDRs performing in accordance with their modified terms totaled $22.6 million.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

The following tables represent the total balance of TDR loans by types of concessions made and loan type at June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Real Estate Secured	$13,066	$4,316	$6,289	$23,671
Commercial & Industrial	2,942	1,121	2,667	6,730
Total TDR Loans	$16,008	$5,437	$8,956	$30,401

	December 31, 2012
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*

Real Estate Secured	$17,178	$1,801	$9,289	$28,268
Commercial & Industrial	3,525	1,137	2,803	7,465
Total TDR Loans	$20,703	$2,938	$12,092	$35,733

* SBA guaranteed portions totaled $2.5 million and $3.7 million at June 30, 2013 and December 31, 2012, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended June 30, 2013, December 31, 2012 and June 30, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2013	December 31, 2012	June 30, 2012

Balance at Beginning of Period	$30,867	$36,006	$27,941
New TDR Loans Added	2,434	903	8,745
Reductions Due to Sales	—	—	(6,387)
TDR Loans Paid Off	(1,864)	(433)	(1,222)
Reductions Due to Charge-Offs	(164)	(141)	(283)
Other Changes (Payments, Amortization, & Other)	(872)	(602)	(1,092)
Balance at End of Period	$30,401	$35,733	$27,702

The following table represents the roll-forward of TDR loans with addition and reductions for the six months ended June 30, 2013 and June 30, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2013	June 30, 2012

Balance at Beginning of Period	$35,733	$22,383
New TDR Loans Added	3,150	13,394
Reductions Due to Sales	—	(6,387)
TDR Loans Paid Off	(3,880)	(1,222)
Reductions Due to Charge-Offs	(3,366)	(530)
Other Changes (Payments, Amortization, & Adjustment)	(1,236)	64
Balance at End of Period	$30,401	$27,702

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the quarters ended June 30, 2013, December 31, 2012, and June 30, 2012:

	June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$—	$2,406	$—	$2,406
Commercial & Industrial	—	60	—	60
Total TDR Loans	$—	$2,466	$—	$2,466

Post-Modification Balance:
Real Estate Secured	$—	$2,378	$—	$2,378
Commercial & Industrial	—	56	—	56
Total TDR Loans	$—	$2,434	$—	$2,434

Number of Loans:
Real Estate Secured	—	6	—	6
Commercial & Industrial	—	2	—	2
Total TDR Loans	—	8	—	8

	December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$460	$—	$—	$460
Commercial & Industrial	489	—	—	489
Total TDR Loans	$949	$—	$—	$949

Post-Modification Balance:
Real Estate Secured	$429	$—	$—	$429
Commercial & Industrial	474	—	—	474
Total TDR Loans	$903	$—	$—	$903

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	4	—	—	4
Total TDR Loans	6	—	—	6

	June 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$6,691	$1,026	$832	$8,549
Commercial & Industrial	144	97	—	241
Total TDR Loans	$6,835	$1,123	$832	$8,790

Post-Modification Balance:
Real Estate Secured	$6,659	$1,025	$829	$8,513
Commercial & Industrial	137	95	—	232
Total TDR Loans	$6,796	$1,120	$829	$8,745

Number of Loans:
Real Estate Secured	5	3	1	9
Commercial & Industrial	4	2	—	6
Total TDR Loans	9	5	1	15

At June 30, 2013, December 31, 2012, and June 30, 2012, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than the original term of the loans and lower than the current market interest rate for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the past 12 months that had payment default during the three months ended June 30, 2013, December 31, 2012, and June 30, 2012.  We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Three Months Ended June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$1,455	$—	$1,455
Commercial & Industrial	92	160	—	252
Total TDRs Defaulted	$92	$1,615	$—	$1,707

Post-Modification Balance:
Real Estate Secured	$—	$1,411	$—	$1,411
Commercial & Industrial	85	139	—	224
Total TDRs Defaulted	$85	$1,550	$—	$1,635

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	3	—	4
Total TDRs Defaulted Loans	1	6	—	7

	TDRs With Payment Defaults During the Three Months Ended December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$158	$—	$—	$158
Commercial & Industrial	98	—	—	98
Total TDRs Defaulted	$256	$—	$—	$256

Post-Modification Balance:
Real Estate Secured	$126	$—	$—	$126
Commercial & Industrial	58	—	—	58
Total TDRs Defaulted	$184	$—	$—	$184

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted Loans	5	—	—	5

	TDRs With Payment Defaults During the Three Months Ended June 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$5,370	$—	$—	$5,370
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$5,370	$—	$—	$5,370

Post-Modification Balance:
Real Estate Secured	$5,336	$—	$—	$5,336
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$5,336	$—	$—	$5,336

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	3	—	—	3

* Balances are net of SBA guaranteed portions

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the six months ended June 30, 2013 and June 30, 2012 by type of concessions made:

	TDRs With Payment Defaults During the Six Months Ended June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$—	$1,455	$—	$1,455
Commercial & Industrial	92	160	—	252
Total TDRs Defaulted	$92	$1,615	$—	$1,707

Post-Modification Balance:
Real Estate Secured	$—	$1,411	$—	$1,411
Commercial & Industrial	85	139	—	224
Total TDRs Defaulted	$85	$1,550	$—	$1,635

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	3	—	4
Total TDRs Defaulted Loans	1	6	—	7

	TDRs With Payment Defaults During the Six Months Ended June 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$5,370	$—	$—	$5,370
Commercial & Industrial	37	—	—	37
Total TDRs Defaulted	$5,407	$—	$—	$5,407

Post-Modification Balance:
Real Estate Secured	$5,336	$—	$—	$5,336
Commercial & Industrial	37	—	—	37
Total TDRs Defaulted	$5,373	$—	$—	$5,373

Number of Loans:
Real Estate Secured	3	—	—	3
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	4	—	—	4

* Balances are net of SBA guaranteed portions

Note 9.   Shareholders’ Equity

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in Thousands, Except per Share Data)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$11,539	$22,111	$23,128	$40,027
Denominator for basic earnings per share: Weighted-average shares	70,944,626	71,285,870	71,119,180	71,284,194
Effect of dilutive securities: Stock option dilution	157,161	99,754	143,044	59,956
Denominator for diluted earnings per share: Adjusted weighted-average shares and assumed conversions	71,101,787	71,385,624	71,262,224	71,344,150
Basic earnings per common share	$0.16	$0.31	$0.33	$0.56
Diluted earnings per common share	$0.16	$0.31	$0.32	$0.56

For the three months and six months ended June 30, 2013 stock options awards totaling 159,000 and 720,000, respectively, were excluded from dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive.  1.2 million stock option awards were excluded from the dilutive earnings per common share calculation for both the three and six months ended June 30, 2012 because the shares were deemed to be anti-dilutive.

During the first quarter of 2013, the Company’s Board of Directors authorized the repurchase of up to 5% of its outstanding shares of common stock, or approximately 3.6 million shares.  This stock repurchase program became effective on March 28, 2013 and will expire one year later on March 28, 2014, or upon the repurchase of the maximum amount of shares authorized under the repurchase program.  Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. The Company has no obligation to repurchase any shares under this program and may suspend or discontinue the program at any time.

During the second quarter of 2013, the Company repurchased a total 651,412 shares of common stock through 10 different transactions.  The average weighted price of total shares purchased was $6.56 per share.  The aggregate cost of the repurchase, including commissions, totaled $4.3 million.  The shares repurchased during the second quarter of 2013 represents 18.3% of the total authorized amount.  The Company did not repurchase any shares of stock during the first quarter of 2013. The reduction in weighted average shares for the three and six months ended June 30, 2013 compared to the same periods of the previous year reflect the repurchased shares that are no longer considered to be outstanding.

Note 10. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strip, and unrecognized prior service costs on BOLI.  Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity.  Reclassifications out of accumulated other comprehensive are recorded on the statement of operations either as a gain or loss.  The reclassifications for available-for-sale securities are included in the Statement of Operations as gain on sale or call of securities.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	For The Three Months Ended June 30, 2013
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,546	$332	$(485)	$6,393

Other comprehensive income (loss) before reclassification	(6,587)	9	10	(6,568)
Reclassifications from other comprehensive income (loss)	(15)	—	—	(15)
Tax effect of current period changes	2,773	(4)	—	2,769
Current period changes net of taxes	(3,829)	5	10	(3,814)

Balance at end of period	$2,717	$337	$(475)	$2,579

	For The Three Months Ended June 30, 2012
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$7,852	$320	$(301)	$7,871

Other comprehensive income (loss) before reclassification	(446)	9	6	(431)
Reclassifications from other comprehensive income (loss)	—	—	—	—
Tax effect of current period changes	—	—	—	—
Current period changes net of taxes	(446)	9	6	(431)

Balance at end of period	$7,406	$329	$(295)	$7,440

	For The Six Months Ended June 30, 2013
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive income (loss) before reclassification	(7,100)	30	(124)	(7,194)
Reclassifications from other comprehensive income (loss)	(15)	—	—	(15)
Tax effect of current period changes	2,990	(13)	—	2,977
Current period changes net of taxes	(4,125)	17	(124)	(4,232)

Balance at end of period	$2,717	$337	$(475)	$2,579

	For The Six Months Ended June 30, 2012
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,466	$296	$—	$6,762

Other comprehensive income (loss) before reclassification	943	33	(295)	681
Reclassifications from other comprehensive income (loss)	(3)	—	—	(3)
Tax effect of current period changes	—	—	—	—
Current period changes net of taxes	940	33	(295)	678

Balance at end of period	$7,406	$329	$(295)	$7,440

For the three and six months ended June 30, 2013, there was one $15,000 reclassification out of comprehensive income as a realized gain due to a contractual call of an available-for-sale investment security. During the three months ended June 30, 2012, there were no reclassifications from other comprehensive income.  For the six months ended June 30, 2012, there was one $3,000 reclassification out of comprehensive income from the realized gain on a called available-for-sale investment security.

Note 11. Business Segment Reporting

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

The following are the results of operations of the Company’s segments for the three months and six months ended June 30, 2013 and June 30, 2012:

(Dollars in Thousands)	Three Months Ended June 30, 2013
Business Segments	Operations	TFS	SBA	Company
Net interest income	$21,967	$651	$3,136	$25,754
Provision for losses on loans and loan commitments	—	—	—	—
Non-interest income	4,162	172	3,998	8,332
Non-interest expense	14,363	571	2,148	17,082
Income before income taxes	$11,766	$252	$4,986	$17,004
Total assets	$2,499,597	$66,984	$220,820	$2,787,401

(Dollars in Thousands)	Three Months Ended June 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$21,275	$473	$2,496	$24,244
(Credit) provision for losses on loans and loan commitments	(12,983)	2,171	812	(10,000)
Non-interest income	5,471	151	2,892	8,514
Non-interest expense	18,090	416	1,862	20,368
Income (loss) before income taxes	$21,639	$(1,963)	$2,714	$22,390
Total assets	$2,376,724	$24,747	$189,928	$2,591,399

(Dollars in Thousands)	Six Months Ended June 30, 2013
Business Segments	Operations	TFS	SBA	Company
Net interest income	$43,988	$1,209	$6,109	$51,306
(Credit) provision for losses on loans and loan commitments	(1,064)	626	438	—
Non-interest income	8,276	343	8,418	17,037
Non-interest expense	28,998	1,060	4,308	34,366
Income (loss) before income taxes	$24,330	$(134)	$9,781	$33,977
Total assets	$2,499,597	$66,984	$220,820	$2,787,401

(Dollars in Thousands)	Six Months Ended June 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$42,779	$1,186	$4,718	$48,683
(Credit) provision for losses on loans and loan commitments	(12,983)	2,171	812	(10,000)
Non-interest income	9,589	301	5,011	14,901
Non-interest expense	30,697	892	3,508	35,097
Income (loss) before income taxes	$34,654	$(1,576)	$5,409	$38,487
Total assets	$2,376,724	$24,747	$189,928	$2,591,399

Note 12.   Commitments and Contingencies

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

Commitments at June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$333,211	$254,604
Standby letters of credit	13,756	14,565
Commercial letters of credit	8,296	8,467
Commitments to fund investments in affordable housing partnerships	15,614	10,510
Operating lease commitments	16,463	15,815

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at June 30, 2013, $265,000 at December 31, 2012, and $12,000 at June 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 13.   Income Tax Provision

For the second quarter of 2013, we had income tax provision totaling $5.5 million on pretax income of $17.0 million, representing an effective tax rate of 32.1%, compared with an income tax expense of $215,000 on pretax net income of $22.4 million, representing an effective tax rate of 1.0% for the second quarter of 2012.

For the first half of 2013, we recorded an income tax provision of $10.8 million on pretax income of $34.0 million, representing an effective tax rate of 31.9%, compared with an income tax benefit of $139,000 on pretax net income of $38.5 million, representing an effective tax rate of -0.4% for the same period in 2012.

The Company had unrecognized tax benefits of $5.2 million at June 30, 2013 and $1.6 million at December 31, 2012 that relate primarily to uncertainties associated with state income tax matters and  anticipated adjustments from the 2009 and 2010 Internal Revenue Service (IRS) examination. We anticipate a decrease of approximately $3.6 million in the unrecognized tax benefit related to an expected settlement with the IRS for the 2009 and 2010 tax year within the next twelve months. The Company recognized interest expense and penalties related to income tax matters in income tax expense. During the three and six months ended June 30, 2013, the Company recognized approximately $157,000 and $189,000. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $303,000 and $114,000, at June 30, 2013 and December 31, 2012, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2013, the Company believes it can reliably project its pretax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on the analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2013.

Note 14.   Recent Account Pronouncements

In February 2013, FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12.” This guidance requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. We now present reclassifications out of accumulated other comprehensive income and beginning and ending balances of components of accumulated other comprehensive income (see note 10 to the Consolidated Financial Statements).

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and six months ended June 30, 2013 and June 30, 2012, financial condition as of  June 30, 2013 and December 31, 2012, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  Acquisitions and the integration of such acquired businesses may have a material adverse effect on our financial condition and results of operations.

•                  Continued bank mergers and acquisitions in our market area would result in fewer, but much larger and stronger competitors.

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

Selected Financial Data

The following table presents selected historical financial information for the three and six months ended June 30, 2013 and June 30, 2012, and the period end balances at June 30, 2013, December 31, 2012, and June 30, 2012. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data) (unaudited)	2013	2012	2013	2012
Net income available to common shareholders	$11,539	$22,111	$23,128	$40,027
Net income per common share, basic	0.16	0.31	0.33	0.56
Net income per common share, diluted	0.16	0.31	0.32	0.56
Net interest income before provision (credit) for losses on loans and loan commitments	25,754	24,244	51,306	48,683

Average balances:
Assets	2,770,996	2,570,530	2,747,399	2,606,256
Cash and cash equivalents	174,837	254,249	179,088	286,385
Investment securities	323,502	291,258	323,879	299,872
Net loans	2,113,955	1,877,716	2,088,941	1,866,513
Total deposits	2,170,628	2,169,831	2,153,134	2,174,491
Shareholders’ equity	356,287	276,021	352,202	295,500
Performance Ratios:
Annualized return on average assets	1.67%	3.45%	1.68%	2.96%
Annualized return on average equity	12.95%	32.14%	13.13%	26.14%
Net interest margin	4.06%	4.13%	4.08%	4.10%
Efficiency ratio	50.11%	62.18%	50.28%	55.20%
Capital Ratios:
Tier 1 capital to adjusted total assets	14.67%	13.62%	14.67%	13.62%
Tier 1 capital to risk-weighted assets	18.73%	18.11%	18.73%	18.11%
Total capital to risk-weighted assets	20.00%	19.41%	20.00%	19.41%

	June 30, 2013	December 31, 2012	June 30, 2012
Period End Balance For Dates Indicated:
Total assets	$2,787,401	$2,750,863	$2,591,399
Investment securities	303,878	332,554	298,421
Net loans	2,099,917	2,089,055	1,933,957
Total deposits	2,182,298	2,166,809	2,179,998
Junior subordinated debentures	61,857	61,857	87,321
FHLB advances	150,000	150,000	—
Total common equity	355,334	342,417	289,056

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	0.67%	0.09%	0.36%
Non-performing loans to total loans	1.24%	1.30%	2.10%
Non-performing assets to total loans and other real estate owned	1.29%	1.39%	2.31%
Allowance for loan losses to gross loans *	2.62%	3.15%	4.54%
Allowance for loan losses to non-performing loans	205.13%	226.40%	210.18%

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

Our significant accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended June 30, 2013.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by changes to market rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Board of Governors of the Federal Reserve System (“FRB”).

Net interest income before provision for losses on loans and loan commitments increased $1.6 million, or 6.2%, to $25.8 million for the second quarter of 2013, compared to $24.2 million for the second quarter of 2012.  Net interest income before provision for losses on loans and loan commitments for the six months ended June 30, 2013 was $51.3 million, an increase of $2.6 million or 5.4% from $48.7 million for the six months ended June 30, 2012. The increase in net interest income for the periods in 2013 compared to periods in 2012 was primarily due to the decline in interest expense on deposit accounts. Net interest margin of 4.06% for the second quarter of 2013 was 7 basis points lower than net interest margin of 4.13% for the previous year’s same quarter.  Net interest margin for the first half of 2013 was 4.08%, down 2 basis points from net interest margin of 4.10% for the first half of 2012.

Interest income for the second quarter of 2013 totaled $28.8 million, unchanged from the second quarter of 2012.  Interest income for the six months ended June 30, 2013 totaled $57.6 million, a decline of $425,000 or 0.7% from $58.0 million for the six months ended June 30, 2012.  The decrease in interest income was primarily due to a decline in federal funds sold.  The average balance of federal funds sold for the first half of 2013 was $123.5 million, down $103.9 million from the average federal funds sold balance of $227.4 million for the first half of 2012.  The decrease in fed funds sold balances during this period was to facilitate the origination of new loans.  Although loan yields for the three and six months ended June 30, 2013 declined to 5.10% and 5.16%, respectively, from 5.71% and 5.78% for the three and six months ended June 30, 2012, respectively, the increase in average loan balances helped to keep loan interest income from declining.

Total interest expense declined $1.4 million, or 31.9%, to $3.1 million for the second quarter of 2013, compared to $4.5 million for the second quarter of 2012. Total interest expense for the six months ended June 30, 2013 was $6.3 million, a decline of $3.1 million or 32.6% from interest expense of $9.4 million for the six months ended June 30, 2012.  The average balance of our interest bearing liabilities for the three months ended June 30, 2013 totaled $1.77 billion, up from $1.76 billion for the same period of the previous year. The average balance of our interest bearing liabilities for the six months ended June 30, 2013 and June 30, 2012 was $1.77 billion and $1.78 billion, respectively.  Total cost of interest bearing liabilities decreased from 1.03% for the second quarter 2012, to 0.70% for the second quarter of 2013.  For the first half of 2013, cost of interest bearing liabilities was 0.71%, down from 1.05% for the first half of 2012. The decrease in cost of interest bearing liabilities from periods in 2012 to 2013 resulted from an improved deposits mix, reduced interest rates on deposits, and the redemption of higher costing junior subordinated debentures.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,113,955	$26,970	5.10%	$1,877,716	$26,808	5.71%
Securities of government sponsored enterprises	254,037	1,186	1.87%	229,046	998	1.74%
Other investment securities (2)	69,465	557	4.29%	62,212	562	4.93%
Federal funds sold	117,838	136	0.46%	196,243	423	0.86%
Total interest-earning assets	2,555,295	28,849	4.55%	2,365,217	28,791	4.90%
Total non-interest-earning assets	215,701			205,313
Total assets	$2,770,996			$2,570,530

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$617,837	$971	0.63%	$612,223	$1,267	0.83%
NOW deposits	27,915	14	0.20%	25,747	22	0.34%
Savings deposits	101,263	447	1.77%	102,348	633	2.47%
Time deposits of $100,000 or more	586,136	884	0.60%	616,612	1,293	0.84%
Other time deposits	223,256	434	0.78%	318,400	800	1.01%
FHLB advances and other borrowings	150,000	64	0.17%	—	—	0.00%
Junior subordinated debenture	61,857	281	1.82%	87,321	532	2.44%
Total interest-bearing liabilities	1,768,264	$3,095	0.70%	1,762,651	$4,547	1.03%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	614,221			494,501
Other liabilities	32,224			37,357
Total non-interest-bearing liabilities	646,445			531,858

Shareholders’ equity	356,287			276,021
Total liabilities and shareholders’ equity	$2,770,996			$2,570,530

Net interest income		$25,754			$24,244
Net interest spread (3)			3.85%			3.87%
Net interest margin (4)			4.06%			4.13%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $760,000 and $394,000 for the quarters ended June 30, 2013 and 2012, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for three months ended June 30, 2013 and 2012 were 3.21% and 3.61%, respectively.

(3)         Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4)         Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,088,941	$53,855	5.16%	$1,866,513	$53,929	5.78%
Securities of government sponsored enterprises	253,346	2,338	1.85%	239,038	1,978	1.65%
Other investment securities (2)	70,533	1,130	4.30%	60,834	1,107	5.04%
Federal funds sold	123,515	289	0.47%	227,399	1,023	0.90%
Total interest-earning assets	2,536,335	57,612	4.57%	2,393,784	58,037	4.88%
Total non-interest-earning assets	211,064			212,472
Total assets	$2,747,399			$2,606,256

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$620,639	$1,947	0.63%	$597,967	$2,490	0.83%
NOW deposits	26,941	26	0.19%	24,981	41	0.33%
Savings deposits	100,914	912	1.81%	101,656	1,308	2.57%
Time deposits of $100,000 or more	583,688	1,808	0.62%	631,387	2,740	0.87%
Other time deposits	229,524	906	0.79%	329,683	1,690	1.03%
FHLB advances and other borrowings	150,022	143	0.19%	10,566	6	0.11%
Junior subordinated debenture	61,857	564	1.82%	87,321	1,079	2.47%
Total interest-bearing liabilities	1,773,585	$6,306	0.71%	1,783,561	$9,354	1.05%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	591,428			488,817
Other liabilities	30,184			38,378
Total non-interest-bearing liabilities	621,612			527,195

Shareholders’ equity	352,202			295,500
Total liabilities and shareholders’ equity	$2,747,399			$2,606,256

Net interest income		$51,306			$48,683
Net interest spread (3)			3.86%			3.84%
Net interest margin (4)			4.08%			4.10%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $1.5 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for six months ended June 30, 2013 and 2012 were 3.20% and 3.64%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30, 2013 vs. 2012 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2013 vs. 2012 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$3,178	$(3,016)	$162	$6,063	$(6,137)	$(74)
Securities of government sponsored enterprises	114	74	188	123	237	360
Other Investment securities	62	(67)	(5)	164	(141)	23
Federal funds sold	(133)	(154)	(287)	(358)	(376)	(734)
Total interest income	3,221	(3,163)	58	5,992	(6,417)	(425)

Interest expense:
Money market deposits	12	(308)	(296)	91	(634)	(543)
Super NOW deposits	2	(10)	(8)	3	(18)	(15)
Savings deposits	(7)	(179)	(186)	(9)	(387)	(396)
Time deposit of $100,000 or more	(61)	(348)	(409)	(195)	(737)	(932)
Other time deposits	(208)	(158)	(366)	(446)	(338)	(784)
FHLB advances and other borrowings	64	—	64	130	7	137
Junior subordinated debenture	(134)	(117)	(251)	(271)	(244)	(515)
Total interest expense	(332)	(1,120)	(1,452)	(697)	(2,351)	(3,048)
Change in net interest income	$3,553	$(2,043)	$1,510	$6,689	$(4,066)	$2,623

Provision (Credit) for Losses on Loans and Loan Commitments

In anticipation of credit risks inherent in our lending business, we set aside allowance for loan losses through charges to earnings.  These charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credit.  The charges made on our outstanding loan portfolio are recorded to allowance for loan losses, whereas charges made on loan commitments are recorded to the reserve for off-balance sheet items, and is presented as a component of other liabilities.

During 2012 and into the first half of 2013, the credit quality of the Company’s loan portfolio has continued to improve to where net quarterly charge-offs have fallen to less than $5.0 million for each of the past seven quarters.  From June 30, 2012 to June 30, 2013, non-accrual loans declined 35.8%, delinquencies declined 23.8%, and classified loans experienced a decline of 22.4%.  Most of the Company’s other credit indicators have also improved from the second quarter of 2012 to the second quarter of 2013.

Due to the continued low level of charge-offs and stable credit quality of the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three and six months ended June 30, 2013.  During the second quarter of 2012, the Company recorded negative provision for losses on loans and loan commitments of $10.0 million to reflect a large decline in loss rates used in the calculation of the allowance for loan losses in addition to improvements in credit quality.

Non-interest Income

Total non-interest income decreased to $8.3 million for the second quarter of 2013, compared with $8.5 million for the same quarter of the previous year ago. Non-interest income as a percentage of average assets was 0.3% for the second quarter of 2013, unchanged from the second quarter of 2012. The decrease in non-interest income from the second quarter of 2012 to the second quarter of 2013 is primarily due to a decline in service charges on deposit accounts.  Total non-interest income for the six months ended June 30, 2013 was $17.0 million, compared to $14.9 million for the six months ended June 30, 2012.  Non-interest income as a percentage of average assets for the first half of 2013 was 0.6%, unchanged from the first half of 2012. The increase in non-interest income from the first half of 2012 to the first half of 2013 was due to the increase in the gain on sale of loans.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$3,135	37.7%	$3,254	38.3%
Service charges on deposit accounts	2,811	33.7%	3,238	38.0%
Loan-related servicing fees	1,243	14.9%	1,179	13.8%
Gain on sale or call of securities	15	0.2%	—	0.0%
Other income	1,128	13.5%	843	9.9%
Total non-interest income	$8,332	100.0%	$8,514	100.0%
Average assets	$2,770,996		$2,570,530
Non-interest income as a % of average assets		0.3%		0.3%

	For the Six Months Ended June 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$6,621	38.9%	$4,012	27.0%
Service charges on deposit accounts	5,619	33.0%	6,464	43.4%
Loan-related servicing fees	2,693	15.8%	2,538	17.0%
Gain on sale or call of securities	15	0.1%	3	0.0%
Other income	2,089	12.2%	1,884	12.6%
Total non-interest income	$17,037	100.0%	$14,901	100.0%
Average assets	$2,747,399		$2,606,256
Non-interest income as a % of average assets		0.6%		0.6%

Our largest source of non-interest income for the three months ended June 30, 2013 was net gain on sale of loans, which totaled $3.1 million, or 37.7% of total non-interest income, compared to net gain on sale of loans totaling $3.3 million, or 38.3% of non-interest income for the same period of the previous year.   Gain on sale of loans for the first half of 2013 totaled $6.6 million, or 38.9% of total non-interest income, an increase from $4.0 million, or 27.0% of non-interest income for the first half of 2012.  The net gain on sale of loans for the second quarter of 2013 consists entirely of $3.1 million in gains from the sale of SBA loans.  Gain on sale of loans for the first half of 2013 was made up of $6.6 million in SBA gains and $13,000 in gain from mortgage loan sales.  The increase in net gain on sale of loans for the first half of 2013 compared to the first half of 2012 is due to the larger volume of SBA loans sold during the six months ended June 30, 2013.  The Company does not expect large fluctuation  in net gain on sale of loans for the remainder of 2013.

Our second largest source of non-interest income for the second quarter of 2013 was service charges on deposit accounts, which represented 33.7% of our total non-interest income for the three months ended June 30, 2013, and 33.0% of non-interest income for the six months ended June 30, 2013. Service charge income decreased to $2.8 million for the second quarter of 2013, compared with $3.2 million for the second quarter of 2012. First half of 2013 service charges on deposits accounts decreased to $5.6 million from $6.5 million for the first half of 2012. The decrease in deposit service charge income was primarily due to a decrease in non-sufficient fund charges on demand deposit accounts during the periods in 2013 compared to 2012.  Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our third largest source of non-interest income was loan related servicing fees which accounted for $1.2 million, or 14.9% of total non-interest income for the three months ended June 30, 2013, and $2.7 million, or 15.8% of non-interest income for the six months ended June 30, 2013.  Loan related servicing fees for the second quarter of 2012 totaled $1.2 million, or 13.8% of total non-interest income and for the first half of 2012 totaled $2.5 million, or 17.0% of total non-interest income. Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold.  With the expansion of our SBA department and the growth of our servicing loan portfolio, loan related fee income has continued to increase.

Gains from the sale or call of investment securities for the quarter and six months ended June 30, 2013 and June 30, 2012 totaled less than 1.0% of non-interest income.  Gains from the sale or call of investment securities during the three and six months ended June 30, 2013 totaled $15,000.  The $15,000 represents a municipal security that was called for redemption during the second quarter of 2013. There were no gains from the sale or call of securities during the three months ended June 30, 2012 while gains for the first half of 2012 totaled $3,000.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), miscellaneous sources such as loan referral fees, expense recoveries, checkbook sales income, and other miscellaneous income.  For the second quarter of 2013, other non-interest income totaled $1.1 million, compared to $843,000 for the second quarter of 2012.  Other non-interest income for the six months ended June 30, 2013 was $2.1 million, compared to $1.9 million for the six months ended June 30, 2012. As a percentage of total non-interest income, other non-interest income was 13.5% and 9.9%, for the quarters ended June 30, 2013 and June 30, 2012, respectively, and 12.2% and 12.6% for the first half of 2013 and 2012, respectively.  The increase in other non-interest income for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, was largely due to an increase in miscellaneous expense recoveries during the second quarter of 2013.

Non-interest Expense

Total non-interest expenses decreased to $17.1 million for the second quarter of 2013 from $20.4 million for the same period in 2012. Non-interest expenses as a percentage of average assets was 0.6% for the second quarter of 2013, a decrease from 0.8% for the second quarter of 2012. For the six months ended June 30, 2013, non-interest expense totaled $34.4 million, compared to $35.1 million for the six months ended June 30, 2012.  As a percentage of average assets, non-interest expense was 1.2% and 1.3%, for the first half of 2013 and 2012, respectively.

Our efficiency ratio was 50.1% for the second quarter of 2013, compared with 62.2% for the second quarter of 2012.  For the first half of 2013 and 2012, our efficiency ratio was 50.3% and 55.2%, respectively. The improvement in efficiency ratios for the three and six months ended June 30, 2013, compared to the same periods of the previous year, was primarily a result of the decrease in non-interest expense in addition to an increase in net interest income before provision for losses on loans and loan commitments.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$9,548	55.9%	$9,038	44.4%
FDIC loss-share indemnification impairment	—	0.0%	2,000	9.8%
Occupancy & equipment	2,038	11.9%	1,950	9.6%
Professional fees	905	5.4%	1,621	8.0%
Loss on investments in affordable housing partnerships	823	4.8%	1,012	5.0%
Advertising & promotional	630	3.7%	497	2.4%
Data processing	583	3.4%	717	3.5%
Regulatory assessment fees	311	1.8%	907	4.5%
Other operating expenses	2,244	13.1%	2,626	12.8%
Total non-interest expense	$17,082	100.0%	$20,368	100.0%
Average assets	$2,770,996		$2,570,530
Non-interest expense as a % of average assets		0.6%		0.8%

	For the Six Months June 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$18,353	53.4%	$17,200	49.0%
FDIC loss-share indemnification impairment	—	0.0%	2,000	5.7%
Occupancy & equipment	4,078	11.9%	3,892	11.1%
Professional fees	2,030	5.9%	2,101	6.0%
Loss on investments in affordable housing partnerships	1,643	4.8%	1,669	4.8%
Advertising & promotional	1,357	3.9%	984	2.8%
Data processing	1,258	3.6%	1,449	4.1%
Regulatory assessment fees	644	1.9%	1,751	5.0%
Other operating expenses	5,003	14.6%	4,051	11.5%
Total non-interest expense	$34,366	100.0%	$35,097	100.0%
Average assets	$2,747,399		$2,606,256
Non-interest expense as a % of average assets		1.2%		1.3%

Salaries and employee benefits represented 55.9% and 53.4%, of total non-interest expense for the three and six months ended June 30, 2013, respectively.  These expenses were 44.4% of non-interest expense for the quarter ended June 30, 2012 and 49.0% of non-interest expense for the first half of 2012.  Salaries and employee benefits totaled $9.5 million for the quarter ended June 30, 2013, compared with $9.0 million for the prior year’s same period. For the first six months of 2013, salaries and employee benefits totaled $18.4 million, compared to $17.2 million in the first six months of 2012. The number of full-time equivalent employees increased from 408 at June 30, 2012 to 416 at June 30, 2013.  The increase in salaries and employee benefits for the three and six months ended June 30, 2013, compared to the same periods of the previous year was due to an increase in employees, company-wide salary increases that took effect in the second quarter of 2013, and a one-time increase in bonus accruals as a result of the performance of the Bank.

During the second quarter of 2012, the Company recorded a $2.0 million impairment expense on the FDIC loss-share indemnification asset.  The $2.0 million impairment represented 9.8% of total non-interest expense for the second quarter of 2012, and 5.7% of non-interest expenses for the first half of 2012.  The FDIC loss-share indemnification asset was recorded to reflect the estimated amount of losses that the Company would be reimbursed from the FDIC on loans acquired from Mirae Bank, as stated in the loss-sharing agreements.  The impairment reflected overall improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cash flows had increased from the amounts expected at the time of the acquisition.  The collectability of the covered loans improved, thus reducing our loss exposure and amounts expected to the claimed from FDIC.  There were no impairment charges during the three and six months ended June 30, 2013.

Occupancy and equipment expenses represented approximately 11.9% of our total non-interest expense for the quarter and six months ended June 30, 2013 and 9.6% and 11.1% of total non-interest expense for the three and six months ended June 30, 2012, respectively. Occupancy and equipment expenses totaled $2.0 million for both the second quarter of 2013 and 2012. Occupancy expense for the six months ended June 30, 2013 totaled $4.1 million, an increase from $3.9 million for the six months ended June 30, 2012.  The increase in occupancy and equipment expenses from the first half of 2012 to the first half of 2013 was primarily due to the new lease contract for the Palisades Park, New Jersey branch which opened in April 2013.  Although Palisades Park branch opened in 2013, the lease for this branch has been in effect since October 2012.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $905,000 for the second quarter of 2013 and $2.0 million for the first half of 2013, compared to $1.6 million for the second quarter of 2012 and $2.1 million for first half of 2012. Professional fees represented 5.4% and 5.9% of total non-interest expense for the second quarter and first half of 2013, respectively, and 8.0% and 6.0% of total non-interest expense for the second quarter and first half of 2012, respectively.  The decrease in professional fees from 2012 to 2013 was mainly due to the improvement in credit quality which decreased legal fees related to problems loans, foreclosures, and OREO transactions.

Loss on investments in affordable housing partnerships for the three months ended June 30, 2013 totaled $823,000, or 4.8% of total non-interest expense, compared to $1.0 million, or 5.0% of non-interest expense, for the three months ended June 30, 2012.  These expenses totaled $1.6 million, or 4.8% of total non-interest expense for the first half of 2013, compared to $1.7 million, or 4.8% of total non-interest expense for the first half of 2012. The decrease in affordable housing partnerships investment losses for the three and six months ended June 30, 2013, compared to the same periods in 2012, were due to a decline in write-downs that were recorded after the Company received updated financial statements from investment projects.

Advertising and promotional expenses increased to $630,000 and $1.4 million for the quarter and six months ended June 30, 2013, respectively, compared to $497,000 and $984,000 for the quarter and six months ended June 30, 2012, respectively.  Advertising and promotional expenses accounted for 3.7% and 2.4% of total non-interest expense, for the three months ended June 30, 2013 and June 30, 2012, respectively, and 3.9% and 2.8% of total non-interest expense, for the six months ended June 30, 2013 and June 30, 2012, respectively.  These expenses represent marketing activities, such as media advertisements, promotional gifts for customers, deposit campaign promotions, and marketing related to our loan departments. As overall credit quality has improved, a larger focus on marketing has led to an increase in our advertising and promotional expenses.  This, in addition to the promotion of our new Palisades Park branch, contributed to the increase in advertising and promotional expenses for the periods in 2013 compared to 2012.

Data processing expense declined slightly to $583,000, or 3.4% of total non-interest expense, for the second quarter of 2013, from $717,000, or 3.5% of non-interest expense, for the second quarter of 2012. Data processing expense for the six months ended June 30, 2013 totaled $1.3 million, or 3.6% of total non-interest expense, compared to $1.4 million, or 4.1% of total non-interest expense for the six months ended June 30, 2012. The fluctuations in data processing expenses are usually due to changes in the number of deposit and loan accounts as well as increases or decreases in number of transactions for these accounts.  A portion of the decline in data processing expense for the periods in 2013, compared to periods in 2012, was due to renewal of the Company’s data processing agreements that occurred during the first quarter of 2013.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. During the second quarter of 2013, regulatory assessment fees totaled $311,000, or 1.8% of total non-interest expense, compared to $907,000, or 4.5% of total non-interest expense, for the prior year’s second quarter. For the first half of 2013, regulatory assessment fees declined to $644,000, or 1.9% of total non-interest expense, compared to $1.8 million, or 5.0% of total non-interest expense, for the prior year’s first half. The decline in regulatory assessment fees for the three and six months ended June 30, 2013, compared to the same periods in 2012, was largely due to the Bank’s improved regulatory risk rating. With the termination of the Memorandum of Understanding with regulators, the Bank’s assessment rate was lowered which reduced our regulatory assessment fee premium.

Other non-interest expenses, such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, other expense related to the maintenance and sale of OREO, and other operating expenses totaled $2.2 million, or 13.1% of total non-interest expense, for the second quarter of 2013, compared to $2.6 million, or 12.8% of non-interest expense for the second quarter of 2012.  Other expense totaled $5.0 million, or 14.6% of total non-interest expense for the first half of 2013, compared to $4.1 million, or 11.5% for the first half of 2012. The decrease in other non-interest expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was largely due to a reduction in OREO expenses and gain or losses on sale of OREO. The increase in other expense from the first half of 2012 to the first half of 2013 was due to an increase in BOLI related tax reimbursement accrual expenses which occurred during the first quarter of 2013.

Income Tax Provision

For the second quarter of 2013, we had an income tax provision totaling $5.5 million on pretax income of $17.0 million, representing an effective tax rate of 32.1%, compared with an income tax expense of $215,000 on pretax net income of $22.4 million, representing an effective tax rate of 1.0% for the second quarter of 2012.

For the first half of 2013, we recorded an income tax provision of $10.8 million on pretax income of $34.0 million, representing an effective tax rate of 31.9%, compared with an income tax benefit of $139,000 on pretax net income of $38.5 million, representing an effective tax rate of -0.4% for the same period in 2012.

The effective tax rate for the second quarter and first half of 2013 was lower than the Company’s normalized historical rate primarily due to generation of tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at the current level for the remainder of 2013. The effective tax rate for three and six months ended June 30, 2012 was significantly lower than the tax rate for the three and six months ended June 30, 2013 due to the rate being positively impacted by the release of a portion of the valuation allowance on our net federal deferred tax assets and the availability of federal affordable housing tax credits.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2013, the Company believes it can reliably project its pretax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on the analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2013.

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

Triggering events were assessed for the second quarter of 2013, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the second quarter that would warrant an interim analysis as to the fair value of goodwill.  As such, no analysis was performed and goodwill was deemed not to be impaired at June 30, 2013.

During the fourth quarter of 2012, management performed an evaluation of the qualitative factors of goodwill related to the East Coast branches and concluded that no impairment of goodwill was necessary as the fair value of the East Coast branches more likely than not exceeded its carrying value as of December 31, 2012.  The determination was based on the Company’s analysis, which was performed in accordance with ASC 350-20.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  At June 30, 2013, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 77.8% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 9.1% investment in municipal debt securities, and 13.1% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 34.2%, or $23.1 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 63.7%, or $42.9 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.5%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary impairment charges as of June 30, 2013.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the second quarter of 2013. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $45,000, and $303.8 million, at June 30, 2013.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$42	$45	$3	$50	$54	$4
Total investment securities held-to-maturity	$42	$45	$3	$50	$54	$4

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$36,206	$(1,794)	$28,000	$27,919	$(81)
Mortgage backed securities (residential)	73,654	72,017	(1,637)	59,697	60,427	730
Collateralized mortgage obligations (residential)	125,893	128,211	2,318	168,819	172,532	3,713
Corporate securities	38,732	39,753	1,021	39,015	40,370	1,355
Municipal securities	26,311	27,649	1,338	28,612	31,256	2,644
Total investment securities available-for-sale	$302,590	$303,836	$1,246	$324,143	$332,504	$8,361

Holdings of our investment securities decreased to $303.9 million at June 30, 2013, compared with holdings of $332.6 million at December 31, 2012.  Total investment securities as a percentage of total assets was 10.9% and 12.1%, at June 30, 2013 and December 31, 2012, respectively.  Securities with a total fair value of approximately $273.9 million and $302.0 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $42,000, compared with $50,000 at December 31, 2012. Our investment securities classified as available-for-sale, stated at fair values, decreased to $303.8 million at June 30, 2013, from $332.5 million at December 31, 2012.  The decrease was mostly a result of principal pay-downs of MBS and CMOs during the first six months of 2013.

As of June 30, 2013, the net unrealized gain in the investment portfolio was $1.2 million, compared to $8.4 million in net unrealized gains at December 31, 2012.  The decrease in unrealized gains can be attributed to an increase in long term Treasury yields during the three months ended June 30, 2013.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts.  Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $2.10 billion at June 30, 2013, compared to $2.09 billion at December 31, 2012.  Net loans as a percentage of total assets decreased to 75.3% at June 30, 2013, from 75.9% at December 31, 2012.  The increase in net loans is attributable to an increase in construction and commercial and industrial loans at June 30, 2013 compared to December 31, 2012.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	June 30, 2013	December 31, 2012
Construction	$36,371	$20,928
Real estate secured	1,758,804	1,819,296
Commercial and industrial	354,730	303,268
Consumer	11,089	13,674
Gross loans(1)	2,160,994	2,157,166
Unearned Income	(6,140)	(4,826)
Total loans, net of unearned income	2,154,854	2,152,340
Allowance for losses on loans	(54,937)	(63,285)
Net loans	$2,099,917	$2,089,055

Percentage breakdown of gross loans:
Construction	1.7%	1.0%
Real estate secured	81.4%	84.3%
Commercial and industrial	16.4%	14.1%
Consumer	0.5%	0.6%

(1)   Includes loans held-for-sale, which are recorded at the lower of cost or market, of $60.9 million and $146.0 million, at June 30, 2013 and December 31, 2012, respectively.

Construction loans represented 1.7% of our total loan portfolio at June 30, 2013. During the first six months of 2013, we originated one large construction loan totaling $11.0 million. The one origination in addition to increases in loan balances for other loans resulted in an increase in construction loans to $36.4 million at the end of the second quarter of 2013, compared to $20.9 million, or 1.0% of gross loans at the end of the fourth quarter of 2012.

Real estate secured loans totaled $1.76 billion at June 30, 2013 and $1.82 billion at December 31, 2012.  Real estate secured loans as a percentage of gross loans were 81.4% and 84.3%, at June 30, 2013 and December 31, 2012, respectively.  Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding decreased to $154.6 million at June 30, 2013, compared to $209.4 million at December 31, 2012.

Commercial and industrial loans at June 30, 2013 increased to $354.7 million, compared to $303.3 million at December 31, 2012.  Commercial and industrial loans as a percentage of gross loans totaled 16.4% at June 30, 2013, and 14.1% at December 31, 2012.   Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio.

Consumer loans represented less than 1% of gross loans at both June 30, 2013 and December 31, 2012.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these types of loans. At June 30, 2013, consumer loans declined to $11.1 million, or 0.5% of gross loans, from $13.7 million, or 0.6% of gross loans, at December 31, 2012.

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

A majority of the properties that are collateralized against our loans are located in Southern California.  The loans generated by branch and our loan production offices in other states, are generally collateralized by properties in close proximity to those offices.

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at June 30, 2013.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	June 30, 2013
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$36,371	$—	$—	$36,371
Real estate secured	905,432	701,845	151,527	1,758,804
Commercial and industrial	340,461	13,787	482	354,730
Consumer	9,919	1,170	—	11,089
Gross loans	$1,292,183	$716,802	$152,009	$2,160,994

Loans with variable interest rates	$1,146,657	$51,778	$5,783	$1,204,218
Loans with fixed interest rates	145,526	665,024	146,226	956,776
Gross loans	$1,292,183	$716,802	$152,009	$2,160,994

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At June 30, 2013, $22.6 million in troubled debt restructured (“TDR”) loans were performing in accordance with their modified terms. The remaining $7.8 million in TDR loans were classified as non-performing at June 30, 2013. Not all of our TDR loans are classified as non-performing, but all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had six OREO properties at June 30, 2013 with a total balance of $982,000.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$5,467	$5,644	$8,139
Real estate secured	19,964	21,007	32,295
Commercial and industrial	1,224	1,302	1,051
Consumer	—	—	—
Total non-accrual loans	26,655	27,953	41,485

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	126	—	874
Commercial and industrial	—	—	49
Total loans 90 days or more past due and still accruing	126	—	923

Total non-performing loans (2)	26,781	27,953	42,408

Other real estate owned	982	2,080	4,351
Total non-performing assets, net of SBA guarantee (3)	$27,763	$30,033	$46,759

Non-performing loans as a percentage of total loans	1.24%	1.30%	2.10%

(1)         During the three months ended June 30, 2013, December 31, 2012, and June 30, 2012, interest income on these loans were not included in interest income.

(2)         Covered non-performing loan balances at June 30, 2013, December 31, 2012, and June 30, 2012 were $5.4 million, $4.9 million, and $6.5 million, respectively, and are included in the table above.

(3)         SBA guaranteed portions totaled $18.2 million, $18.4 million, and $20.1 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

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

Total NPLs, net of SBA guaranteed portions, totaled $26.8 million, or 1.24% of total loans (gross loans net of deferred fees) at June 30, 2013, compared with $28.0 million, or 1.3% of total loans, at December 31, 2012, and $42.4 million, or 2.10% of total loans, at June 30, 2012. Loans past due 90 or more days, and still accruing, totaled $126,000 at June 30, 2013, and $923,000 at June 30, 2012.  There were no accruing loans past due 90 or more days at December 31, 2012. Allowance coverage of non-performing loans at June 30, 2013 stood at 205.13%, compared to 226.4% at December 31, 2012, and 210.18% at June 30, 2012.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2013 and June 30, 2012. Additional income of approximately $254,000 and $453,000 would have been recorded during the three months and six months ended June 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $342,000 and $719,000 would have been recorded during the three months and six months ended June 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

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

Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company. At June 30, 2013, the balance of non-accrual TDR loans totaled $7.8 million, and TDRs performing in accordance with their modified terms totaled $22.6 million for the same period.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

At June 30, 2013, the balance of TDR loans, net of SBA guaranteed portions, totaled $30.4 million, compared to $35.7 million at December 31, 2012.  Covered TDR loan balances were $4.9 million and $6.0 million at June 30, 2013 and December 31, 2012, respectively.  TDR loan inflows totaled $2.4 million, and $3.2 million during the three and six months ended June 30, 2013, respectively. TDR outflows during the three and six months ended June 30, 2013 totaled $2.9 million and $8.5 million, respectively.

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

Net loan charge-offs for the second quarter of 2013 totaled $3.6 million, compared to $1.7 million for the second quarter of 2012. Total net charge-offs for the second quarter of 2013 was comprised of $3.3 million in real estate secured net loan charge-offs and $313,000 in commercial and industrial loan net charge-offs, and $1,000 in consumer loan net recoveries. Annualized net charge-offs to average net loans for the second quarter of 2013 was 0.69%.  The net charge-offs for the second quarter of 2012 was comprised of $20,000 in constructions loan net recoveries, $1.5 million in real estate secured net loan charge-offs, $184,000 in commercial and industrial loan net charge-offs, and $2,000 in consumer loan net loan recoveries. The annualized net charge-offs to average net loans for the second quarter of 2012 was 0.36%.

The allowance for loan losses at June 30, 2013 totaled $54.9 million compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2012 was 2.62%, and was 3.15% at the end of the fourth quarter of 2012.  The coverage ratios for non-covered loans totaled 2.75% and 3.33%, at June 30, 2013 and December 31, 2012, respectively. The coverage ratios at June 30, 2013 and December 31, 2012, still remain relatively high compared to the allowance coverage ratio of our peer banks.

General valuation allowance at June 30, 2013 totaled $49.1 million, or 89.4% of total allowance for loan losses, and SVA on impaired loans totaled $5.8 million, or 10.6% of the total allowance, at the end of the same period. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $22.9 million, or 46.5% of the GVA portion of the allowance for loan losses at June 30, 2013. At December 31, 2012, GVA totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.  QA for the fourth quarter of 2012 totaled $18.7 million, or 33.0% of the total GVA allowance.

The total GVA at June 30, 2013 declined $7.6 million compared to December 31, 2012.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-off periods are dropping out of our historical horizon and more recent low levels of net charge-off are taking their place, resulting in lower loss rates in most of the Company’s loan categories.  Loss rates for real estate secured loans declined the most during the first half of 2013 and was largely responsible for the reduction in total allowance for loan losses during this period.

Although historical loss rate declined during the first and second quarter of 2013, with uncertainty in our current economic environment, increasing volatility in the European markets, and recent tension between North and South Korea, the QA portion of our allowance for loan losses increased to account for these factors. The QA, also included in the GVA of the allowance for loan losses, increased $4.2 million to $22.9 million at June 30, 2013 compared to QA at December 31, 2012, an increase of 22.3%.  Total SVA portion of our allowance experienced a decline of $772,000, or 11.8%, during the six months ended June 30, 2013.

Allowance for loan commitments at June 30, 2013 totaled $1.0 million, unchanged from December 31, 2012.  At June 30, 2013, commitments to extend credit totaled $333.2 million, compared to $254.6 million at December 31, 2012.  Total commitments to extend credit increased by $78.6 million during the first six months of 2013, but total allowance for loan commitments remained the same. This is attributable to a decline in our historical loss rates in addition to a reduction in line utilization rates at June 30, 2013 compared December 31, 2012, both of which factors into our required allowance calculations for loan commitments.

Although management believes our allowance for loan losses at June 30, 2013 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit  for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balances:
Allowance for loan losses:
Balances at beginning of period	$58,577	$99,826	$63,285	$102,982

Charge-offs: *
Real estate secured	3,668	2,930	8,073	5,858
Commercial and industrial	746	511	1,929	1,946
Consumer	—	1	1	2
Total charge-offs	4,414	3,442	10,003	7,806

Recoveries on loans previously charged off:
Construction	—	20	—	20
Real estate secured	340	1,400	555	2,170
Commercial and industrial	433	327	1,091	760
Consumer	1	3	9	8
Total recoveries	774	1,750	1,655	2,958

Net loan charge-offs	3,640	1,692	8,348	4,848

Credit for losses on loans	—	(9,000)	—	(9,000)
Balances at end of period	$54,937	$89,134	$54,937	$89,134

Allowance for loan commitments:
Balances at beginning of year	$1,023	$3,423	$1,023	$3,423
Credit for losses on loan commitments	—	(1,000)	—	(1,000)
Balance at end of period	$1,023	$2,423	$1,023	$2,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.69%	0.36%	0.80%	0.52%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.62%	4.54%	2.62%	4.54%
Net loan charge-offs to allowance for loan losses at end of period	6.63%	1.90%	15.20%	5.44%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-16.92%	0.00%	-48.46%

* Charge-off amount for the three months ended June 30, 2013 includes net charge-offs of covered loans amounting to $164,000, which represents gross covered loan charge-offs of $832,000 less FDIC receivable portions totaling $668,000.

* Charge-off amount for the six months ended June 30, 2013 includes net charge-offs of covered loans amounting to $199,000, which represents gross covered loan charge-offs of $1.0 million less FDIC receivable portions totaling $806,000.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2013:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$150,000	$—	$—	$—	$150,000
Junior Subordinated Debentures	248	—	—	61,857	62,105
Operating Lease Commitments	4,046	6,609	4,097	1,711	16,463
Commitments to Fund Investments in Affordable Housing Partnerships	6,351	8,749	317	197	15,614
Time Deposits	754,123	52,760	116	26	807,025
Total Obligations	$914,768	$68,118	$4,530	$63,791	$1,051,207

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At June 30, 2013 and December 31, 2012, we had commitments to extend credit of $332.2 million and $254.6 million, respectively.  Obligations under standby letters of credit totaled $13.8 million and $14.6 million at June 30, 2013 and December 31, 2012, respectively. Total commercial letters of credit totaled $8.3 million at June 30, 2013 and $8.5 million at December 31, 2012. Commitments to fund investments in affordable housing partnerships totaled $15.6 million at the end of the second quarter of 2013, compared to $10.5 million at the end of the fourth quarter of 2012.  During the second quarter of 2013, the Company committed to fund two additional investments in affordable housing partnerships totaling $8.0 million.  Operating lease commitments totaled $16.5 million and $15.8 million at the end of the second quarter of 2013 and fourth quarter of 2012, respectively.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at June 30, 2013, $265,000 at December 31, 2012, and $12,000 at June 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans originations and investment purchases. Total deposits increased to $2.18 billion at June 30, 2013, compared with $2.17 billion at December 31, 2012. Non-time deposits at June 30, 2013 increased to $1.38 billion, from $1.35 billion at December 31, 2012, and time deposits decreased to $802.0 million at June 30, 2013, from $814.9 million at December 31, 2012.

The increase in deposits of $15.5 million from December 31, 2012 to June 30, 2013 was primarily attributable to the $38.8 million increase in demand deposit accounts and an increase in Jumbo time deposits of $10.4 million during the first half of 2013.  The increases were offset by declines in other time deposits and money market accounts during the six months ended June 30, 2013.

The average rate that we paid on time deposits in denominations of $100,000 or more for the second quarter of 2013 decreased to 0.60%, from 0.84% for the same period of the prior year. Average rate paid on other time deposits decreased from 1.01% for the second quarter of 2012 to 0.78% for the second quarter of 2013.  The average rate paid on money market, savings, and NOW accounts also decreased from the second quarter of 2012 to the second quarter of 2013. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.74% for the quarter ended June 30, 2012, to 0.51% for the quarter ended June 30, 2013, a decrease of 23 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	June 30, 2013		December 31, 2012		June 30, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing	$614,221	N/A	$540,897	N/A	$494,501	N/A
Savings	101,263	1.77%	99,371	2.06%	102,348	2.47%
NOW	27,915	0.20%	27,317	0.21%	25,747	0.34%
Money market	617,837	0.63%	653,020	0.66%	612,223	0.83%
Time deposits of $100,000 or more	586,136	0.60%	585,134	0.72%	616,612	0.84%
Other time deposits	223,256	0.78%	248,237	0.84%	318,400	1.01%
Total deposits	$2,170,628	0.51%	$2,153,976	0.59%	$2,169,831	0.74%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at June 30, 2013 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

June 30, 2013
Three months or less	$316,065
Over three months through six months	77,025
Over six months through twelve months	154,017
Over twelve months	37,033
Total	$584,140

At June 30, 2013 we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 10.1% of our total deposits at June 30, 2013 and 8.8% of our total deposits at December 31, 2012.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company did not have any brokered deposits at June 30, 2013, but had a total of $1.5 million at December 31, 2012. Management’s planned deleveraging strategy and the reduction of high cost deposits worked well to reduce overall interest expense. To improve our net interest margin, as well as maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for our lending, investment activities, and for other general business purposes, we may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  At June 30, 2013 the Company had $150.0 million FHLB borrowings outstanding.  The borrowings were open advances with no stated maturity.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	June 30, 2013	December 31, 2012
Balance at quarter end	$150,000	$150,000
Average balance during the quarter	150,000	14,130
Maximum amount outstanding at any month-end	150,000	150,000
Average interest rate during the quarter	0.17%	0.28%
Weighted average interest rate at quarter-end	0.12%	0.28%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at June 30, 2013 and December 31, 2012, totaled $582.3 million and $652.0 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $244.8 million and $215.3 million, at June 30, 2013 and December 31, 2012, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 20.9% and 23.7%, at June 30, 2013 and December 31, 2012, respectively. Not including securities pledged to secured deposits, liquid assets to assets ratio at June 30, 2013 and December 31, 2012, were 12.8% and 15.9%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. At June 30, 2013, our borrowing capacity from the FHLB was $778.3 million with $150.0 million in outstanding borrowings leaving $628.3 million in available capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At June 30, 2013, availability of these lines totaled $85.8 million, with no outstanding borrowings.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding regulatory capital requirements.

As of June 30, 2013, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory Adequately-	Regulatory Well-	Capital Ratios as of:
Wilshire Bancorp (Bancorp) &	Capitalized	Capitalized	June 30, 2013		December 31, 2012		June 30, 2012
Wilshire State Bank (Bank):	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank

Total capital to risk-weighted assets	8.00%	10.00%	20.00%	18.93%	19.74%	19.29%	19.41%	18.89%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.73%	17.66%	18.47%	18.02%	18.11%	17.60%
Tier I capital to average assets	4.00%	5.00%	14.67%	13.35%	14.87%	14.52%	13.62%	13.24%

At June 30, 2013, the Company’s total Tier 1 capital was $404.1 million, compared with $384.9 million at December 31, 2012. At the Bank level, Tier 1 capital was $380.4 million at June 30, 2013, compared with $375.5 million at December 31, 2012. The increase in Tier 1 capital for the Company was primarily due to the income earned during the six months ended June 30, 2013.  The Bank’s Tier 1 capital also increased due to income earned during the six months ended June 30, 2013, but was partially offset by a $20.0 million upstream dividend paid to the Bank’s parent holding company.

During the first quarter of 2013, the Company’s Board of Directors authorized the repurchase of up to 5% of its outstanding shares of common stock, or approximately 3.6 million shares.  This stock repurchase program became effective on March 28, 2013 and will expire one year later on March 28, 2014, or upon the repurchase of the maximum amount of shares authorized under the repurchase program. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. The Company has no obligation to repurchase any shares under this program and may suspend or discontinue the program at any time.

During the second quarter of 2013, the Company repurchased a total 651,412 shares of common stock through 10 different transactions.  The average weighted price of total shares purchased was $6.56 per share.  The aggregate cost of the repurchase, including commissions, totaled $4.3 million.  The shares repurchased during the second quarter of 2013 represents 18.3% of the total authorized amount.  The Company did not repurchase any shares of stock during the first quarter of 2013. The reduction in weighted average shares for the three and six months ended June 30, 2013 compared to the same periods of the previous year reflect the repurchased shares that are no longer considered to be outstanding.

During the second quarter of 2013, the Company also announced that the Board of Directors approved the reinstatement of the Company’s quarterly dividend.  A cash dividend of $0.03 per common share was paid on July 15, 2013, to shareholders of record at the close of business on June 30, 2013.

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act).  The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds.  Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•                  Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•                  Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•                  Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•                  Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•                  Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•                  Establishes a minimum leverage ratio requirement of 4%.

•                  Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•                  Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•                  Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•                  Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•                  Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•                  Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

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

Gap analysis measures the repricing mismatches between assets and liabilities.  The interest rate sensitivity gap is determined by subtracting the amount of liabilities that reprice from the amount of assets that reprice in a particular time interval.  If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be “asset-sensitive” for that period.  Conversely, if repricing liabilities exceed repricing assets in a given time period, we would be deemed to be “liability-sensitive” for that period.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points would result in a small increase in our net interest income but lower our EVE. A reduction in interest rates of 200 basis points or more would result in a reduction to both net interest income and EVE. However, interest rates are not likely to decrease 200 basis points at this point in time. An increase in interest rates up to 100 basis points would increase both net interest income and EVE, while an increase in interest rates beyond 100 basis points would result in a decline in EVE, although net interest income would continue to increase. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at June 30, 2013 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2013
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,202,348	$89,835	$716,802	$152,009	$2,160,994
Investment securities	10,873	26,195	130,560	136,250	303,878
Federal funds sold and other cash equivalents	145,965	25,000	—	—	170,965
Total	$1,359,186	$141,030	$847,362	$288,259	$2,635,837

Interest-bearing liabilities:
Savings deposits	$102,825	$—	$—	$—	$102,825
Time deposits of $100,000 or more	316,065	231,042	37,033	—	584,140
Other time deposits	73,920	128,467	15,330	115	217,832
Other interest-bearing deposits	652,731	—	—	—	652,731
FHLB advances	150,000	—	—	—	150,000
Junior Subordinated Debenture	61,857	—	—	—	61,857
Total	$1,357,398	$359,509	$52,363	$115	$1,769,385

Interest rate sensitivity gap	$1,788	$(218,479)	$794,999	$288,144	$866,452
Cumulative interest rate sensitivity gap	$1,788	$(216,691)	$578,308	$866,452
Cumulative interest rate sensitivity gap ratio (based on total assets)	0.06%	-7.77%	20.75%	31.08%	31.08%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of June 30, 2013.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	11.66%	-3.57%
+300	8.41%	-2.39%
+200	5.02%	-1.01%
+100	2.14%	0.08%
0	—	—
- 100	0.08%	-3.45%
- 200	-2.86%	-11.31%
- 300	-3.03%	-12.67%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at June 30, 2013, $265,000 at December 31, 2012, and $12,000 at June 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.  Risk Factors

No material changes from previous disclosures in annual report or Form 10-K, for the fiscal year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

2.1      Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2      Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.1    Form of Voting Agreement (attached as Exhibit A to Exhibit 2.1 filed herewith)

10.2    Form of Support Agreement (attached as Exhibit B to Exhibit 2.1 filed herewith)

10.3    Form of Voting and Non-Competition Agreement (attached as Exhibit B to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.4    Form of Voting and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.5    Form of Voting and Support Agreement (attached as Exhibit C to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.6    Form of Option Holder Agreement (attached as Exhibit D to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101     The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 2, 2013	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Reference Number	Item

2.1

Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

2.2

Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.1	Form of Voting Agreement (attached as Exhibit A to Exhibit 2.1 filed herewith)

10.2	Form of Support Agreement (attached as Exhibit B to Exhibit 2.1 filed herewith)

10.3

Form of Voting and Non-Competition Agreement (attached as Exhibit B to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.4	Form of Voting and Non-Solicitation Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.5

Form of Voting and Support Agreement (attached as Exhibit C to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

10.6

Form of Option Holder Agreement (attached as Exhibit D to the Agreement and Plan of Merger and Reorganization, dated as of July 15, 2013, by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, and incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on July 15, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements.