Form 10-Q
period 2013-09-30
WILSHIRE BANCORP INC
filed 2013-11-04
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

The number of shares of Common Stock of the registrant outstanding at October 31, 2013 was 70,782,269.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$92,896	$118,495
Federal funds sold and other cash equivalents	55,005	55,005
Cash and cash equivalents	147,901	173,500

Securities available-for-sale, at fair value (amortized cost of $326 million and $324 million at September 30, 2013 and December 31, 2012, respectively)	325,724	332,504
Securities held-to-maturity, at amortized cost (fair value of $41 thousand and $54 thousand at September 30, 2013 and December 31, 2012, respectively)	38	50
Loans receivable (net of allowance for loan losses of $52 million and $63 million at September 30, 2013 and December 31, 2012, respectively)	2,143,688	1,943,082
Loans held-for-sale, at the lower of cost or market	56,065	145,973
Federal Home Loan Bank stock, at cost	13,280	12,090
Other real estate owned (OREO)	748	2,080
Due from customers on acceptances	328	54
Cash surrender value of bank owned life insurance	22,372	21,213
Investments in affordable housing partnerships	44,400	39,154
Bank premises and equipment	11,531	11,630
Accrued interest receivable	6,873	7,290
Deferred income taxes	19,823	20,862
Servicing assets	11,573	9,610
Goodwill	6,675	6,675
Core deposits intangibles	827	1,037
FDIC loss-share indemnification asset	4,950	5,446
Other assets	15,719	18,613
TOTAL	$2,832,515	$2,750,863

LIABILITIES:
Deposits:
Non-interest bearing	$655,864	$586,003
Interest bearing:
Savings	101,790	100,784
Money market and NOW accounts	606,878	665,077
Time deposits of $100,000 or more	683,290	573,773
Other time deposits	205,795	241,172
Total deposits	2,253,617	2,166,809

Federal Home Loan Bank advances	120,000	150,000
Junior subordinated debentures	61,857	61,857
Commitments to fund investments in affordable housing partnerships	12,423	10,510
Accrued interest payable	1,808	2,037
Bank acceptances outstanding	328	54
Other liabilities	18,166	17,179
Total liabilities	2,468,199	2,408,446

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 70,770,019 and 71,295,144 shares at September 30, 2013 and December 31, 2012, respectively	161,368	164,790
Accumulated other comprehensive income, net of tax	1,915	6,811
Retained earnings	201,033	170,816
Total shareholders’ equity	364,316	342,417

TOTAL	$2,832,515	$2,750,863

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$27,913	$27,966	$81,768	$81,895
Interest on investment securities	1,879	1,651	5,347	4,737
Interest on federal funds sold	148	79	437	1,102
Total interest income	29,940	29,696	87,552	87,734

INTEREST EXPENSE:
Interest on deposits	2,923	3,575	8,522	11,844
Interest on FHLB advances and other borrowings	38	—	181	6
Interest on junior subordinated debentures	283	529	847	1,609
Total interest expense	3,244	4,104	9,550	13,459

NET INTEREST INCOME BEFORE CREDIT FOR LOSSES ON LOANS AND LOAN COMMITMENTS	26,696	25,592	78,002	74,275

CREDIT FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	(12,000)	—	(22,000)

NET INTEREST INCOME AFTER CREDIT FOR LOAN LOSSES AND LOAN COMMITMENTS	26,696	37,592	78,002	96,275

NON-INTEREST INCOME:
Service charges on deposit accounts	2,791	3,157	8,410	9,621
Gain on sale of loans, net	2,814	1,222	9,435	5,234
Loan-related servicing fees	1,173	1,334	3,866	3,872
Gain on sale or call of securities	—	—	15	3
Other income	1,054	897	3,143	2,780
Total non-interest income	7,832	6,610	24,869	21,510

NON-INTEREST EXPENSE:
Salaries and employee benefits	8,830	9,355	27,183	26,555
FDIC loss-share indemnification impairment	—	2,000	—	4,000
Occupancy and equipment	2,061	1,930	6,139	5,822
Regulatory assessment fee	336	172	980	1,923
Loss on investments in affordable housing partnerships	1,110	677	2,753	2,346
Data processing	623	680	1,881	2,129
Professional fees	1,608	628	3,638	2,730
Other operating expenses	3,269	2,900	9,629	7,933
Total non-interest expense	17,837	18,342	52,203	53,438

INCOME BEFORE INCOME TAXES	16,691	25,860	50,668	64,347
INCOME TAX PROVISION (BENEFIT)	5,357	(12,609)	16,206	(12,748)
NET INCOME	$11,334	$38,469	$34,462	$77,095

PREFERRED STOCK ADJUSTMENTS:
Preferred stock cash dividend	—	—	—	(830)
Accretion of discount on preferred stock	—	—	—	(1,158)
Adjustment from repurchase of preferred stock	—	—	—	3,389
Total preferred stock adjustments	—	—	—	1,401

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,334	$38,469	$34,462	$78,496

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.16	$0.54	$0.49	$1.10
Diluted	$0.16	$0.54	$0.48	$1.10
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	70,742,136	71,290,881	70,992,117	71,286,439
Diluted	71,045,994	71,420,567	71,193,058	71,362,802

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$11,334	$38,469	$34,462	$77,095

UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(1,165)	1,058	(8,263)	1,998
Reclassification adjustment for gains realized in net income	—	—	(15)	(3)
Unrealized (losses) gains on securities available-for-sale after reclassification	(1,165)	1,058	(8,278)	1,995
Less income tax benefit	(489)	—	(3,477)	(3)
Net change in net unrealized (losses) gains on securities available-for-sale	(676)	1,058	(4,801)	1,998

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during the period	3	10	33	43
Less income tax expense	1	—	14	—
Net unrealized changes in net gains on interest-only strips	2	10	19	43

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	10	6	(114)	(661)
Less income tax expense	—	—	—	(372)
Net changes on BOLI unrecognized prior service cost	10	6	(114)	(289)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(664)	$1,074	$(4,896)	$1,752

TOTAL COMPREHENSIVE INCOME	$10,670	$39,543	$29,566	$78,847

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income	Earnings	Equity
BALANCE—January 1, 2012	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582
Stock options exercised			10,876	44			44
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Preferred stock cash dividend declared						(830)	(830)
Share-based compensation expense				654			654
Accretion of discount on preferred stock		1,158				(1,158)	—
Net income						77,095	77,095
Other comprehensive income					1,752		1,752
BALANCE—September 30, 2012	—	$—	71,293,394	$164,649	$8,513	$155,606	$328,768

					Accumulated
	Preferred Stock		Common Stock		Other		Total
	Number		Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised			126,287	513			513
Stock repurchased			(651,412)	(4,287)			(4,287)
Common stock cash dividend declared ($0.06 per share)						(4,245)	(4,245)
Share-based compensation expense				352			352
Net income						34,462	34,462
Other comprehensive loss					(4,896)		(4,896)
BALANCE—September 30, 2013	—	$—	70,770,019	$161,368	$1,915	$201,033	$364,316

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,462	$77,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of investment securities	2,254	3,779
Depreciation of bank premises and equipment	1,708	1,692
Accretion of discount on acquired loans	(454)	(1,489)
FDIC loss-share indemnification impairment	—	4,000
Amortization of core deposit intangibles	210	212
Credit for losses on loans and loan commitments	—	(22,000)
(Credit) provision for losses on other real estate owned	(24)	156
Deferred tax expense (benefit)	4,388	(21,337)
(Gain) loss on disposition of bank premises and equipment	(2)	1
Net realized gain on sale of loans held-for-sale	(9,435)	(5,924)
Valuation of held-for-sale impaired loans	—	690
Proceeds from sale of loans held-for-sale	609,067	326,668
Origination of loans held-for-sale	(512,378)	(409,510)
Net realized gain on sale or call of available-for-sale securities	(15)	(3)
Change in unrealized appreciation on servicing assets	241	159
Disposition of servicing rights	250	139
Net realized gain on sale of other real estate owned	(157)	(616)
Share-based compensation expense	352	654
Change in cash surrender value of life insurance	(449)	(443)
Servicing assets capitalized	(2,402)	(1,099)
Decrease in accrued interest receivable	417	548
Loss on investments in affordable housing partnerships	2,753	2,346
(Increase) decrease in other assets	(7,583)	4,399
Federal Home Loan Bank stock cash dividend	347	59
Decrease in accrued interest payable	(229)	(816)
Increase in other liabilities	6,864	7,681
Net cash provided by (used in) operating activities	130,185	(32,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	12	13
Purchase of securities available-for-sale	(71,377)	(57,202)
Proceeds from principal repayment of securities available-for-sale	67,640	83,234
Net increase in loans receivable	(198,711)	(37,628)
Payment of FDIC loss-share indemnification	1,792	8,600
Proceeds from sale of other loans	488	3,855
Proceeds from sale of other real estate owned	1,985	15,318
Purchases of investments in affordable housing partnerships	(6,087)	(8,431)
Purchases of bank premises and equipment	(539)	(418)
Purchases of bank owned life insurance	(710)	(404)
Redemption of Federal Home Loan Bank stock	158	2,196
Purchase of Federal Home Loan Bank stock	(1,348)	—
Net cash (used in) provided by investing activities	(206,697)	9,133

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$513	$44
Cash paid for stock repurchases	(4,287)	—
Payment of cash dividend on common stock	(2,121)
Payment of cash dividend on preferred stock	—	(1,219)
Cash paid for TARP preferred stock redemption	—	(58,769)
Cash paid for TARP warrant redemption	—	(760)
Increase in Federal Home Loan Bank advances	20,000	—
Repayment of Federal Home Loan Bank advances	(50,000)	(60,000)
Cash paid for subordinated debenture redemption	—	(10,000)
Net increase (decrease) in deposits	86,808	(27,457)
Net cash provided by (used in) financing activities	50,913	(158,161)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,599)	(181,987)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	173,500	325,250
CASH AND CASH EQUIVALENTS — END OF PERIOD	$147,901	$143,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,779	$14,275
Income taxes paid	$16,173	$10,912
Income tax refunds received	$2	$13,454

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$726	$8,606
Loans transferred to held-for-sale from loans receivable	$1,188	$16,771
Loans transferred to loans receivable from held-for-sale	$114	$9,362
Other assets transferred to bank premises and equipment	$1,067	$674
Common stock cash dividend declared, but not paid	$2,124	$—

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire State Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  The Bank has 25 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area.  We also have 9 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, New York, Washington, and Virginia.

Note 2.     Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2013 and December 31, 2012, statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the nine months ended September 30, 2013 and September 30, 2012. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). The FDIC loss-share indemnification was accounted for and calculated by adding the present value of all the cash flows that the Company expected to collect from the FDIC on the date of the acquisition as stated in the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was expected at the time of acquisition, the FDIC loss-share indemnification will decrease and increase, respectively. Therefore, changes to expected cash flow on acquired loans results in an adjustment in the balance of the FDIC loss-share indemnification asset and is recorded as impairment, or the asset balance is increased and offset with non-interest expense. When covered assets are paid-off or sold, the FDIC loss-share indemnification asset is reduced and offset with non-interest expense. Covered assets that become impaired increase the indemnification asset.

During the third quarter of 2013, the Company hired an outside third party to perform a valuation on the FDIC loss-share indemnification asset.  The valuation indicated that an impairment of asset was not required at September 30, 2013.  The remaining FDIC loss-share indemnification balance, net of impairment, at September 30, 2013 was $4.9 million.  The remaining covered loan balance, net of discount, at September 30, 2013 was $87.7 million. The Loss-Sharing Agreement is scheduled to expire toward the end of the second quarter of 2014.

Note 5.     Recent Transactions

On July 15, 2013, the Company entered into an Agreement and Plan of Merger and Reorganization with WS Merger Acquisition Corp., a California corporation and wholly-owned subsidiary of Wilshire (“Newco”) and Saehan Bancorp, a California corporation (“Saehan”), providing for the acquisition by Wilshire of Saehan pursuant to the merger of Saehan with and into Newco, with Newco surviving the merger (the “Saehan Agreement”).  Under the terms of the Saehan Agreement each share of Saehan common stock will be converted to a right to receive, subject to allocation procedures and certain limitations, either (i) 0.06080 shares of Wilshire common stock, (ii) $0.4247 in cash, or (iii) a unit consisting of Wilshire common stock and cash. Saehan shareholders will receive a fixed amount of cash totaling approximately $50.4 million and a fixed amount of the Company’s common stock totaling approximately 7.2 million shares. The actual value received by Saehan shareholders on a per share basis for those receiving common stock will fluctuate based on the Company’s stock price. For more information, please refer to the Saehan Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2013.

Saehan Bancorp is a bank holding company with headquarters in Los Angeles, California. Its wholly owned subsidiary, Saehan Bank, offers a comprehensive range of financial solutions to meet the needs of multi-ethnic communities in the United States. Saehan Bank currently operates 10 branch offices all located in Southern California, in addition to two loan production offices located in New York and Washington. As of June 30, 2013, Saehan had total assets of $548.8 million, total net loans of $396.7 million, and total deposits of $464.6 million.

On October 1, 2013, the Company acquired BankAsiana for approximately $32.5 million, which consideration was paid to BankAsiana shareholders and option holders in cash.  For more information, please refer to the BankAsiana Agreement and Plan of Merger attached as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

BankAsiana is a New Jersey state chartered commercial bank serving the East Coast Korean-American community.  BankAsiana operates three branch offices, two in the state of New Jersey and one in the state of New York. As of June 30, 2013, BankAsiana had total assets of $209.1 million, total net loans of $164.9 million and total deposits of $167.6 million.

On a proforma basis, including the acquisition of BankAsiana and the pending acquisition of Saehan, as of June 30, 2013, Wilshire would have approximately $3.50 billion in total assets, $2.66 billion in net loans, and $2.81 billion in total deposits.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of September 30, 2013 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

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

Other real estate owned (“OREO”) — OREO is measured at fair value less estimated costs to sell when acquired, establishing a new cost basis.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  The Company records OREO as non-recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at September 30, 2013 and December 31, 2012:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$35,718	$—	$35,718	$—
Mortgage-backed securities (residential)	79,011	—	79,011	—
Collateralized mortgage obligations (residential)	143,800	—	143,800	—
Corporate securities	39,686	—	39,686	—
Municipal bonds	27,509	—	27,509	—
Servicing assets	11,573	—	—	11,573
Interest-only strips	538	—	—	538
Servicing liabilities	(326)	—	—	(326)

	Fair Value Measurements Using:
As of December 31, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$27,919	$—	$27,919	$—
Mortgage-backed securities (residential)	60,427	—	60,427	—
Collateralized mortgage obligations (residential)	172,532	—	172,532	—
Corporate securities	40,370	—	40,370	—
Municipal bonds	31,256	—	31,256	—
Servicing assets	9,610	—	—	9,610
Interest-only strips	540	—	—	540
Servicing liabilities	(336)	—	—	(336)

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At July 1, 2013	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$11,040	$(235)	$—	$768	$—	$11,573	$—
Interest-only strips	549	(14)	3	—	—	538	(339)
Servicing liabilities	(339)	6	—	7	—	(326)	—

(Dollars in Thousands)	At July 1, 2012	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2012	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,505	$(60)	$—	$200	$—	$9,645	$—
Interest-only strips	558	(12)	10	—	—	556	(338)
Servicing liabilities	(367)	18	—	12	—	(337)	—

(Dollars in Thousands)	At January 1, 2013	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,610	$(241)	$—	$2,204	$—	$11,573	$—
Interest-only strips	540	(35)	33	—	—	538	(339)
Servicing liabilities	(336)	(12)	—	22	—	(326)	—

(Dollars in Thousands)	At January 1, 2012	Net Realized Losses in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At September 30, 2012	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$8,798	$(113)	$—	$960	$—	$9,645	$—
Interest-only strips	551	(38)	43	—	—	556	(338)
Servicing liabilities	(374)	1	—	36	—	(337)	—

We had no transfers of financial instruments between Level 1, 2, or 3 during the quarter and the nine months ended September 30, 2013.

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at September 30, 2013 and September 30, 2012, and the total losses resulting from these fair value adjustments for the three and nine months ended September 30, 2013 and September 30, 2012:

September 30, 2013

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	3 Months Ended	9 Months Ended
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$40,697	$40,697	$(1,254)	$(5,090)
Residential Real Estate	—	—	889	889	—	(65)
OREO:
Commercial Real Estate	—	—	322	322	(10)	(24)
Residential Real Estate	—	—	426	426	—	—
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	700	700	—	(724)
Total	$—	$—	$43,034	$43,034	$(1,264)	$(5,903)

September 30, 2012

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	3 Months Ended	9 Months Ended
Collateral Dependent Impaired Loans:
Construction	$—	$—	$8,250	$8,250	$—	$—
Commercial Real Estate	—	—	75,192	75,192	(114)	(2,114)
Residential Real Estate	—	—	4,880	4,880	(72)	(72)
OREO:
Commercial Real Estate	—	—	2,311	2,311	169	31
Residential Real Estate	—	—	326	326	—	—
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	10,189	10,189	(2,330)	(2,330)
Total	$—	$—	$101,148	$101,148	$(2,347)	$(4,485)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at September 30, 2013 is presented in the table below:

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *

Servicing assets	$11,573	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.2% - 11.1%
Interest-only strips	538	Discounted cash flow	Discount rate	4.8% - 8.8%
			Constant prepayment rate	10.2% - 11.1%
Servicing liabilities	(326)	Discounted cash flow	Discount rate	4.5% - 10.0%
			Constant prepayment rate	11.1% - 11.3%
Collateral dependent impaired loans:
Commercial Real Estate	40,697	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	47.99%*
Residential Real Estate	889	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.86%*
OREO:
Commercial Real Estate	322	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	6.67%*
Residential Real Estate	426	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	40.02%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	700	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	49.15%

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The fair value of OREO and collateral-dependent impaired loans, including those that are held-for-sale, are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income and profits or cash flows. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

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

The table below is a summary of fair value estimates at September 30, 2013 and December 31, 2012, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$92,896	$92,896	$118,495	$118,495
Federal funds sold	Level 1	55,005	55,005	55,005	55,005
Investment securities available-for-sale	Level 2	325,724	325,724	332,504	332,504
Investment securities held-to-maturity	Level 2	38	41	50	54
Loans receivable, net of allowance	Level 3	2,143,688	2,144,425	1,943,082	1,941,281
Loans held-for-sale	Level 2	56,065	61,309	145,973	154,823
Federal Home Loan Bank stock	N/A	13,280	N/A	12,090	N/A
Accrued interest receivable	Level 2/3	6,873	6,873	7,290	7,290
FDIC loss-share indemnification asset	Level 3	4,950	4,950	5,446	5,446
Due from customer on acceptances	Level 1	328	328	54	54

Liabilities:
Non-interest bearing deposits	Level 1	$655,864	$655,864	$586,003	$586,003
Interest-bearing deposits	Level 2	1,597,753	1,596,263	1,580,806	1,590,453
Junior subordinated debentures	Level 2	61,857	56,558	61,857	56,461
Short-term FHLB advances	Level 1	120,000	120,000	150,000	150,000
Accrued interest payable	Level 1/2	1,808	1,808	2,037	2,037
Bank acceptances outstanding	Level 1	328	328	54	54

Note 7.     Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain and loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2013
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$38	$41	$—	$3	$3
Total investment securities held-to-maturity	$38	$41	$—	$3	$3

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$35,718	$(2,282)	$—	$(2,282)
Mortgage backed securities (residential)	80,576	79,011	(2,217)	652	(1,565)
Collateralized mortgage obligations (residential)	142,151	143,800	(976)	2,625	1,649
Corporate securities	38,589	39,686	—	1,097	1,097
Municipal securities	26,326	27,509	(46)	1,229	1,183
Total investment securities available-for-sale	$325,642	$325,724	$(5,521)	$5,603	$82

	As of December 31, 2012
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$50	$54	$—	$4	$4
Total investment securities held-to-maturity	$50	$54	$—	$4	$4

Available-for-Sale:
Securities of government sponsored enterprises	$28,000	$27,919	$(81)	$—	$(81)
Mortgage backed securities (residential)	59,697	60,427	(51)	781	730
Collateralized mortgage obligations (residential)	168,819	172,532	(180)	3,893	3,713
Corporate securities	39,015	40,370	—	1,355	1,355
Municipal securities	28,612	31,256	—	2,644	2,644
Total investment securities available-for-sale	$324,143	$332,504	$(312)	$8,673	$8,361

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at September 30, 2013:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$38	$—	$—	$38
Total investment securities held-to-maturity	$—	$38	$—	$—	$38

Available-for-Sale:
Securities of government sponsored enterprises	$—	$—	$35,718	$—	$35,718
Mortgage backed securities (residential)	4,307	582	225	73,897	79,011
Collateralized mortgage obligations (residential)	5,375	109,787	28,638	—	143,800
Corporate securities	26,691	12,995	—	—	39,686
Municipal securities	164	3,982	3,278	20,085	27,509
Total investment securities available-for-sale	$36,537	$127,346	$67,859	$93,982	$325,724

The Company did not have any investment securities that were sold during the nine months ended September 30, 2013.  However the Company did realize $15,000 in gains from an investment security that was called during the second quarter of 2013.  Realized gains for the nine months ended September 30, 2012 totaled $3,000, which was related to an investment that was called during the first quarter of 2012.

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at September 30, 2013, and December 31, 2012:

	As of September 30, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$35,718	$(2,282)	$—	$—	$35,718	$(2,282)
Mortgage-backed securities (residential)	61,024	(2,217)	—	—	61,024	(2,217)
Collateralized mortgage obligations (residential)	37,359	(976)	—	—	37,359	(976)
Municipal securities	428	(46)			428	(46)
Total investment securities	$134,529	$(5,521)	$—	$—	$134,529	$(5,521)

	As of December 31, 2012
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
(Dollars in Thousands)		Unrealized		Unrealized		Unrealized
Description of Securities (AFS)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities (residential)	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations (residential)	32,389	(180)	—	—	32,389	(180)
Total investment securities	$89,292	$(312)	$—	$—	$89,292	$(312)

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

Management determined that any individual unrealized loss as of September 30, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At September 30, 2013, we have the intent and ability to hold these securities in an unrealized loss position until the market value recovers or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal securities were primarily attributable to both changes in interest rates and a re-pricing of risk in the market.  There were no unrealized losses on our corporate securities at September 30, 2013. As of September 30, 2013, we have the intent and ability to hold the securities in an unrealized loss position until the market values recover or the securities mature.

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

Real estate secured loans — We offer real estate secured loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties.  Real estate secured loans are further broken out into classes based on the type of loans and underlying collateral.  These classes include SBA loans secured by real estate, residential real estate loans, gas station loans, carwash loans, hotel/motel loans, land loans, and loans secured by other types of properties.

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

Commercial and industrial loans — We offer commercial and industrial loans to various business enterprises.  These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory.  Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

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

A summary of covered and non-covered loans is presented in the table below at the end of the period indicated:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Non-covered loans:
Construction	$32,119	$20,928	$20,311
Real estate secured	1,780,999	1,719,762	1,641,851
Commercial and industrial	348,430	289,782	287,045
Consumer	9,633	13,665	14,139
Gross loans	2,171,181	2,044,137	1,963,346
Unearned Income	(6,780)	(4,826)	(4,521)
Total loans	2,164,401	2,039,311	1,958,825
Allowance for losses on loans	(48,436)	(59,446)	(67,288)
Net loans	$2,115,965	$1,979,865	$1,891,537

Covered loans:
Construction	$—	$—	$—
Real estate secured	78,905	99,534	113,874
Commercial and industrial	8,840	13,486	15,875
Consumer	4	9	14
Gross loans	87,749	113,029	129,763
Allowance for losses on loans	(3,961)	(3,839)	(7,065)
Net loans	$83,788	$109,190	$122,698

Total loans:
Construction	$32,119	$20,928	$20,311
Real estate secured	1,859,904	1,819,296	1,755,725
Commercial and industrial	357,270	303,268	302,920
Consumer	9,637	13,674	14,153
Gross loans *	2,258,930	2,157,166	2,093,109
Unearned Income	(6,780)	(4,826)	(4,521)
Total loans	2,252,150	2,152,340	2,088,588
Allowance for losses on loans	(52,397)	(63,285)	(74,353)
Net loans	$2,199,753	$2,089,055	$2,014,235

* Includes loans held-for-sale, recorded at the lower of cost or market value, totaling $56.1 million, $146.0 million, and $140.1 million, at September 30, 2013, December 31, 2012, and September 30, 2012, respectively

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered loans were divided into “SOP 03-3 Loans” and “Non-SOP 03-3 Loans”, at the time of acquisition.  SOP 03-3 Loans are covered loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-SOP 03-3 Loans are all other covered loans that do not qualify as SOP 03-3 Loans. Covered loans are categorized into four different loan segments by loan type: construction, real estate secured, commercial and industrial, and consumer.

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

The following table represents the carrying balance, net of discount, of SOP 03-3 and Non SOP 03-3 Loans at September 30, 2013 and December 31, 2012.  The unpaid principal balance, before discount, of SOP 03-3 Loans was $1.7 million at both September 30, 2013 and December 31, 2012.

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Non SOP 03-3 loans	$87,015	$112,022	$128,748
SOP 03-3 loans	734	1,007	1,015
Total outstanding covered loan balance	87,749	113,029	129,763
Allowance related to covered loans	(3,961)	(3,839)	(7,065)
Carrying amount, net of allowance	$83,788	$109,190	$122,698

The following table represents by loan segment the current balance of SOP 03-3 Loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Breakdown of SOP 03-3 Loans
Real Estate Secured	$624	$869	$877
Commercial & Industrial	110	138	138
Total	$734	$1,007	$1,015

Loans acquired from the acquisition of Mirae Bank were discounted based on their estimated cash flows to be received at June 26, 2009.  The discount on acquired loans totaled $54.9 million at the time of the acquisition.  For the three and nine months ended September 30, 2013 and September 30, 2012, changes to the total discount related to loans acquired from Mirae Bank were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Balance at beginning of period	$2,819	$5,251	$3,448	$6,981
Discount accretion income recognized	(48)	(438)	(454)	(1,489)
Disposals related to charge-offs	(317)	(34)	(540)	(713)
Disposals related to loan sales	—	(799)	—	(799)
Balance at end of period	$2,454	$3,980	$2,454	$3,980

The following table is a breakdown of changes to the accretable portion of the discount related to covered loans for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Balance at beginning of period	$2,646	$4,707	$3,275	$6,419
Discount accretion income recognized	(48)	(437)	(454)	(1,470)
Disposals related to charge-offs	(317)	(34)	(540)	(713)
Disposals related to loan sales	—	(799)	—	(799)
Balance at end of period	$2,281	$3,437	$2,281	$3,437

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balances:
Allowance for loan losses:
Balances at beginning of period	$54,937	$89,134	$63,285	$102,982

Charge-offs: *
Real estate secured	2,438	3,015	10,511	8,873
Commercial and industrial	764	112	2,693	2,058
Consumer	—	—	1	2
Total charge-offs	3,202	3,127	13,205	10,933

Recoveries on loans previously charged off:
Construction	—	—	—	20
Real estate secured	148	194	703	2,364
Commercial and industrial	510	151	1,601	911
Consumer	4	1	13	9
Total recoveries	662	346	2,317	3,304

Net loan charge-offs	2,540	2,781	10,888	7,629

Credit for losses on loans	—	(12,000)	—	(21,000)
Balances at end of period	$52,397	$74,353	$52,397	$74,353

Allowance for loan commitments:
Balances at beginning of year	$1,023	$2,423	$1,023	$3,423
Credit for losses on loan commitments	—	—	—	(1,000)
Balance at end of period	$1,023	$2,423	$1,023	$2,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.47%	0.57%	0.69%	1.61%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.38%	3.81%	2.38%	3.81%
Net loan charge-offs to allowance for loan losses at end of period	4.85%	3.74%	20.78%	10.26%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-23.18%	0.00%	-34.68%

* Charge-off amount for the three months ended September 30, 2013 includes net charge-offs of covered loans amounting to $379,000 which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portions totaling $1.5 million.

* Charge-off amount for the nine months ended September 30, 2013 includes net charge-offs of covered loans amounting to $578,000, which represents gross covered loan charge-offs of $2.9 million less FDIC receivable portions totaling $2.3 million.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2013			December 31, 2012
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$471	$32,119	1.47%	$453	$20,928	2.16%
Real estate secured	39,516	1,819,052	2.17%	49,956	1,692,273	2.95%
Commercial and industrial	12,265	342,057	3.59%	12,737	284,318	4.48%
Consumer	145	9,637	1.50%	139	13,674	1.02%
Total *	$52,397	$2,202,865	2.38%	$63,285	$2,011,193	3.15%

* Held-for-sale loans of $56.1 million and $146.0 million at September 30, 2013 and December 31, 2012, respectively, were excluded from the total.

Our real estate secured loans and commercial and industrial loans are further broken down into classes as follows when measuring for impairment and historical losses:

	September 30, 2013			December 31, 2012
Real Estate Secured Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Residential real estate	$3,457	$137,618	2.51%	$3,207	$135,224	2.37%
SBA real estate	2,112	135,634	1.56%	1,695	119,581	1.42%
Gas station secured	2,747	113,780	2.41%	3,185	94,503	3.37%
Carwash secured	2,918	43,001	6.79%	4,003	50,428	7.94%
Hotel/motel secured	3,751	153,497	2.44%	6,753	123,697	5.46%
Land secured	399	18,771	2.13%	914	13,553	6.74%
Other secured	24,132	1,216,751	1.98%	30,199	1,155,287	2.61%
Total real estate secured	$39,516	$1,819,052	2.17%	$49,956	$1,692,273	2.95%

	September 30, 2013			December 31, 2012
Commercial & Industrial Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
SBA commercial	$2,395	$33,071	7.24%	$2,774	$33,985	8.16%
Other commercial & industrial	9,870	308,986	3.19%	9,963	250,333	3.98%
Total commercial & industrial	$12,265	$342,057	3.59%	$12,737	$284,318	4.48%

The allowance for loan losses is comprised of general valuation allowance (“GVA”) based on quantitative and qualitative analyses and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower current undergoing financial difficulties. At September 30, 2013, the outstanding balance of impaired loans totaled $67.3 million, of which $14.0 million had specific reserves of $4.4 million. At December 31, 2012, the outstanding balance of impaired loans totaled $71.1 million, of which $32.8 million had specific reserves of $6.6 million.  The decline in impaired loans is largely due to overall improvement in credit quality and a during the nine months ended September 30, 2013.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for different loan type, except for certain loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  The Company also records a reserve for loan commitments based on historical loss rates and an internally defined utilization rate of exposure for unused off-balance sheet loan commitments.

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

The total allowance for loan losses at September 30, 2013 was $52.4 million, compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans receivable (gross loans excluding loans held-for-sale) at the end of the third quarter of 2013 was 2.38%, compared to 3.15% at the end of the fourth quarter of 2012.  Total GVA at September 30, 2013 totaled $48.0 million, or 91.7% of total allowance for loan losses, and SVA on impaired loans totaled $4.4 million, or 8.3% of the total allowance for loan losses. At December 31, 2012, the GVA portion of the allowance for loan losses totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.

Allowance coverage ratio of construction, real estate secured, and commercial and industrial loans receivable all declined from the fourth quarter of 2012 to the third quarter of 2013.  Consumer loan allowance coverage ratio increased from 1.02% at December 31, 2012 to 1.50% at September 30, 2013.  The reduction in allowance balance on real estate secured loans was largely due to the reduction in loss rates for the third quarter of 2013, compared to the fourth quarter of 2012.  Construction loans experienced an increase in overall allowance balance for the third quarter of 2013 compared to the fourth quarter of 2012, due to the increase in loan balance during this period.  Although real estate secured and commercial and industrial loan balances increased during the nine months ended September 30, 2013, the related allowance for loan losses balances decreased due to the large reduction in loss rates at the end of the third quarter of 2013, compared to the fourth quarter of 2012.

Impaired loan net principal balances are broken down by those with and without specific reserves are shown in the following table for September 30, 2013 and December 31, 2012:

	For Quarter Ended
(Dollars in Thousands)	September 30, 2013	December 31, 2012
With Specific Reserves
Without Charge-Offs	$11,035	$16,310
With Charge-Offs	2,978	16,522
Without Specific Reserves
Without Charge-Off	34,860	32,087
With Charge-Offs	18,457	6,211
Total Impaired Loans*	67,330	71,130
Allowance on Impaired Loans	(4,365)	(6,569)
Impaired Loans Net of Allowance	$62,965	$64,561

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $57.0 million and $59.4 million at September 30, 2013 and December 31, 2012, respectively.

Net principal balance and average quarterly balances for impaired loans with specific reserves, and those without specific reserves, at September 30, 2013 and December 31, 2012 are presented in the following tables by loan class:

	September 30, 2013			December 31, 2012
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	458	173	482	1,531	388	1,948
SBA Real Estate	1,501	59	331	8,818	488	3,729
Gas Station Secured	—	—	—	3,269	517	3,839
Carwash Secured	—	—	—	4,309	658	8,241
Hotel/Motel Secured	1,068	106	1,779	—	—	—
Land Secured	268	88	269	274	97	274
Other Secured	4,422	832	5,069	9,913	1,346	11,610
Commercial & Industrial:
SBA Commercial	1,157	668	1,097	1,116	921	1,280
Other Commercial & Industrial	5,139	2,439	5,212	3,602	2,154	3,480
Consumer	—	—	—	—	—	—
Total With Related Allowance	14,013	4,365	14,239	32,832	6,569	34,401

Without Specific Reserves
Construction	$2,471	$—	$2,471	$6,388	$—	$6,958
Real Estate Secured:
Residential Real Estate	604	—	772	563	—	563
SBA Real Estate	10,908	—	5,316	3,416	—	2,221
Gas Station Secured	6,362	—	8,956	4,863	—	5,980
Carwash Secured	2,760	—	3,688	2,022	—	2,025
Hotel/Motel Secured	2,793	—	5,196	4,103	—	5,731
Land Secured	517	—	641	—	—	—
Other Secured	25,993	—	29,796	12,983	—	13,357
Commercial & Industrial:
SBA Commercial	188	—	87	74	—	92
Other Commercial & Industrial	721	—	731	3,886	—	3,950
Consumer	—	—	—	—	—	—
Total Without Related Allowance	53,317	—	57,654	38,298	—	40,877
Total Impaired Loans	$67,330	$4,365	$71,893	$71,130	$6,569	$75,278

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued.  The cash basis income recognized from impaired loans for the quarters ended September 30, 2013, December 31, 2012, and September 30, 2012 totaled $324,000, $589,000, and $946,000, respectively. For the nine months ended September 30, 2013 and September 30, 2012, the total cash basis income recognized from impaired loans was $1.1 million and $1.6 million, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at September 30, 2013 and December 31, 2012, are presented in the following tables by loan class:

	September 30, 2013
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Construction	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	459	—	168	627
SBA Real Estate	378	312	1,298	1,988
Gas Station Secured	914	—	849	1,763
Carwash Secured	—	—	769	769
Hotel/Motel Secured	—	1,263	1,767	3,030
Land Secured	—	—	517	517
Other Secured	372	1,336	8,213	9,921
Commercial & Industrial:
SBA Commercial	453	—	56	509
Other Commercial & Industrial	807	486	39	1,332
Consumer	—	—	—	—
Total	$3,383	$3,397	$16,147	$22,927
Non-Accrual Loans Listed Above **	$1,047	$571	$16,147	$17,765

	December 31, 2012
	30-59 Days	60-89 Days	90 Days or More
(Dollars In Thousands)	Past Due	Past Due	Past Due	Total Past Due*
Real Estate Secured:
Residential Real Estate	$169	$193	$1,505	$1,867
SBA Real Estate	834	543	1,134	2,511
Gas Station Secured	—	—	1,836	1,836
Carwash Secured	—	—	3,733	3,733
Hotel/Motel Secured	320	—	—	320
Other Secured	1,328	—	4,428	5,756
Commercial & Industrial:
SBA Commercial	469	381	39	889
Other Commercial & Industrial	544	338	463	1,345
Consumer	4	—	—	4
Total	$3,668	$1,455	$13,138	$18,261
Non-Accrual Loans Listed Above **	$609	$281	$13,138	$14,028

*                 Balances are net of SBA guaranteed portions totaling $15.1 million and $15.5 million at September 30, 2013 and December 31, 2012, respectively.

**          Non-accrual loans less than 30 days past due totaling $15.3 million and $14.0 million at September 30, 2013 and December 31, 2012, respectively, are not included in the totals for non-accrual loans listed above as these loans are not considered delinquent.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at September 30, 2013 and December 31, 2012 are presented in the following tables by loan class:

	September 30, 2013
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,062	—	1,062
SBA Real Estate	1,657	—	1,657
Gas Station Secured	3,368	—	3,368
Carwash Secured	770	—	770
Hotel/Motel Secured	1,767	—	1,767
Land Secured	517	—	517
Other Secured	20,427	—	20,427
Commercial & Industrial:
SBA Commercial	191	—	191
Other Commercial & Industrial	813	—	813
Consumer	—	—	—
Total	$33,043	$—	$33,043

	December 31, 2012
	Total	90 Days or More	Total
	Non-Accrual	Past Due and	Non-Performing
(Dollars In Thousands)	Loans*	Still Accruing	Loans*
Construction	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,928	—	1,928
SBA Real Estate	1,780	—	1,780
Gas Station Secured	4,126	—	4,126
Carwash Secured	3,733	—	3,733
Hotel/Motel Secured	—	—	—
Land Secured	—	—	—
Other Secured	9,440	—	9,440
Commercial & Industrial:
SBA Commercial	222	—	222
Other Commercial & Industrial	1,080	—	1,080
Consumer	—	—	—
Total	$27,953	$—	$27,953

*                 Balances are net of SBA guaranteed portions totaling $15.8 million and $18.4 million at September 30, 2013 and December 31, 2012, respectively.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2013 and September 30, 2012. Additional income of approximately $370,000 and $823,000 would have been recorded during the three months and nine months ended September 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $188,000 and $907,000 would have been recorded during the three months and nine months ended September 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at September 30, 2013 and December 31, 2012 are presented in the following tables by classes of loans:

	September 30, 2013
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	394	1,856	168	2,418
SBA Real Estate	4,188	6,426	843	11,457
Gas Station Secured	3,367	10,989	849	15,205
Carwash Secured	—	12,479	770	13,249
Hotel/Motel Secured	4,854	7,934	1,767	14,555
Land Secured	666	785	—	1,451
Other Secured	18,614	61,496	2,733	82,843
Commercial & Industrial:
SBA Commercial	799	2,101	6	2,906
Other Commercial & Industrial	10,636	21,315	39	31,990
Consumer	—	3	—	3
Total	$43,518	$127,855	$7,175	$178,548

	December 31, 2012
(Dollars In Thousands)	Special Mention	Substandard	Doubtful	Total*
Construction	$—	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,060	910	1,241	3,211
SBA Real Estate	3,786	5,860	1,187	10,833
Gas Station Secured	9,410	10,598	1,836	21,844
Carwash Secured	1,680	14,403	1,926	18,009
Hotel/Motel Secured	20,304	13,006	—	33,310
Land Secured	3,290	926	—	4,216
Other Secured	35,771	79,690	607	116,068
Commercial & Industrial:
SBA Commercial	934	2,762	—	3,696
Other Commercial & Industrial	6,040	23,389	59	29,488
Consumer	—	4	—	4
Total	$82,275	$157,192	$6,856	$246,323

*                 Balances are net of SBA guaranteed portions totaling $18.9 million and $14.2 million at September 30, 2013 and December 31, 2012, respectively.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended September 30, 2013, and September 30, 2012:

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$606	$41,658	$12,537	$136	$54,937
Total charge-offs	—	(2,438)	(764)	—	(3,202)
Total recoveries	—	148	510	4	662
(Credit) provision for losses on loans	(135)	148	(18)	5	—
Balance at end of quarter	$471	$39,516	$12,265	$145	$52,397

	September 30, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$3,749	$70,180	$15,044	$161	$89,134
Total charge-offs	—	(3,015)	(112)	—	(3,127)
Total recoveries	—	194	151	1	346
(Credit) provision for losses on loans	(3,175)	(7,823)	(1,022)	20	(12,000)
Balance at end of quarter	$574	$59,536	$14,061	$182	$74,353

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the nine months ended September 30, 2013, and September 30, 2012:

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(10,511)	(2,693)	(1)	(13,205)
Total recoveries	—	703	1,601	13	2,317
Provision (credit) for losses on loans	18	(632)	620	(6)	—
Balance at end of period	$471	$39,516	$12,265	$145	$52,397

	September 30, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(8,873)	(2,058)	(2)	(10,933)
Total recoveries	20	2,364	911	9	3,304
(Credit) provision for losses on loans	(3,664)	(13,176)	(4,183)	23	(21,000)
Balance at end of period	$574	$59,536	$14,061	$182	$74,353

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances by SVA and GVA at September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$2,471	$57,652	$7,207	$—	$67,330
Specific valuation allowance	$—	$1,258	$3,107	$—	$4,365
Coverage ratio	0.00%	2.18%	43.11%	0.00%	6.48%

Non-impaired loans	$29,648	$1,761,400	$334,850	$9,637	$2,135,535
General valuation allowance	$471	$38,258	$9,158	$145	$48,032
Coverage ratio	1.59%	2.17%	2.73%	1.50%	2.25%

Gross loans receivable	$32,119	$1,819,052	$342,057	$9,637	$2,202,865
Allowance for loan losses	$471	$39,516	$12,265	$145	$52,397
Allowance coverage ratio	1.47%	2.17%	3.59%	1.50%	2.38%

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%

Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%

Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

At September 30, 2013 and December 31, 2012, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $734,000 and $1.0 million, respectively.  During these periods, there was no allowance recorded for these loans.  The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$624	$110	$—	$734
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2012
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At September 30, 2013, the balance of non-accrual TDR loans totaled $7.6 million, and TDRs performing in accordance with their modified terms totaled $21.9 million.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.  New TDR loans did not have a material impact to the Company’s allowance for loan losses for the three and nine months ended September 30, 2013 or the quarter ended December 31, 2012.

The following tables represent the total balance of TDR loans by types of concessions made and loan type at September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$8,924	$8,514	$5,695	$23,133
Commercial & Industrial	2,640	1,282	2,417	6,339
Total TDR Loans	$11,564	$9,796	$8,112	$29,472

	December 31, 2012
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$17,178	$1,801	$9,289	$28,268
Commercial & Industrial	3,525	1,137	2,803	7,465
Total TDR Loans	$20,703	$2,938	$12,092	$35,733

* SBA guaranteed portions totaled $2.8 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended September 30, 2013, December 31, 2012 and September 30, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2013	December 31, 2012	September 30, 2012

Balance at Beginning of Period	$30,401	$36,006	$27,702
New TDR Loans Added	3,570	903	9,366
TDR Loans Paid Off	(2,735)	(433)	(32)
Reductions Due to Charge-Offs	(595)	(141)	(304)
Other Changes (Payments, Amortization, & Other)	(1,169)	(602)	(726)
Balance at End of Period	$29,472	$35,733	$36,006

The following table represents the roll-forward of TDR loans with addition and reductions for the nine months ended September 30, 2013 and September 30, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2013	September 30, 2012

Balance at Beginning of Period	$35,733	$22,383
New TDR Loans Added	6,720	22,760
Reductions Due to Sales	—	(6,387)
TDR Loans Paid Off	(6,615)	(1,254)
Reductions Due to Charge-Offs	(3,961)	(834)
Other Changes (Payments, Amortization, & Adjustment)	(2,405)	(662)
Balance at End of Period	$29,472	$36,006

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the quarters ended September 30, 2013, December 31, 2012, and September 30, 2012:

	September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$244	$4,022	$—	$4,266
Commercial & Industrial	75	367	—	442
Total TDR Loans	$319	$4,389	$—	$4,708

Post-Modification Balance:
Real Estate Secured	$243	$2,891	$—	$3,134
Commercial & Industrial	72	364	—	436
Total TDR Loans	$315	$3,255	$—	$3,570

Number of Loans:
Real Estate Secured	1	4	—	5
Commercial & Industrial	1	4	—	5
Total TDR Loans	2	8	—	10

	December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$460	$—	$—	$460
Commercial & Industrial	489	—	—	489
Total TDR Loans	$949	$—	$—	$949

Post-Modification Balance:
Real Estate Secured	$429	$—	$—	$429
Commercial & Industrial	474	—	—	474
Total TDR Loans	$903	$—	$—	$903

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	4	—	—	4
Total TDR Loans	6	—	—	6

	September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$3,507	$—	$5,045	$8,552
Commercial & Industrial	702	159	—	861
Total TDR Loans	$4,209	$159	$5,045	$9,413

Post-Modification Balance:
Real Estate Secured	$3,507	$—	$5,027	$8,534
Commercial & Industrial	678	154	—	832
Total TDR Loans	$4,185	$154	$5,027	$9,366

Number of Loans:
Real Estate Secured	2	—	2	4
Commercial & Industrial	4	3	—	7
Total TDR Loans	6	3	2	11

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the nine months ended September 30, 2013, and September 30, 2012:

	September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$1,286	$6,782	$—	$8,068
Commercial & Industrial	103	526	—	629
Total TDR Loans	$1,389	$7,308	$—	$8,697

Post-Modification Balance:
Real Estate Secured	$1,268	$4,765	$—	$6,033
Commercial & Industrial	72	489	—	561
Total TDR Loans	$1,340	$5,254	$—	$6,594

Number of Loans:
Real Estate Secured	3	11	—	14
Commercial & Industrial	3	8	—	11
Total TDR Loans	6	19	—	25

	September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$11,516	$1,026	$5,877	$18,419
Commercial & Industrial	1,194	257	2,961	4,412
Total TDR Loans	$12,710	$1,283	$8,838	$22,831

Post-Modification Balance:
Real Estate Secured	$11,342	$1,021	$5,851	$18,214
Commercial & Industrial	1,067	245	2,874	4,186
Total TDR Loans	$12,409	$1,266	$8,725	$22,400

Number of Loans:
Real Estate Secured	10	3	3	16
Commercial & Industrial	13	5	3	21
Total TDR Loans	23	8	6	37

At September 30, 2013, December 31, 2012, and September 30, 2012, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payment for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans.  Interest rate concessions consist of TDR loans that are restructured with lower interest rates than the original term of the loans and lower than the current market interest rate for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the past 12 months that had payment defaults during period indicated.  We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.  Defaulted TDR loans did not have material impact to the allowance for loan losses for the three and nine months ended September 30, 2013 and the quarter ended December 31, 2012.

	TDRs With Payment Defaults During the Three Months Ended September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$2,445	$—	$2,445
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$2,445	$—	$2,445

Post-Modification Balance:
Real Estate Secured	$—	$1,310	$—	$1,310
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$1,310	$—	$1,310

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	—	1	—	1

	TDRs With Payment Defaults During the Three Months Ended December 31, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$158	$—	$—	$158
Commercial & Industrial	98	—	—	98
Total TDRs Defaulted	$256	$—	$—	$256

Post-Modification Balance:
Real Estate Secured	$126	$—	$—	$126
Commercial & Industrial	58	—	—	58
Total TDRs Defaulted	$184	$—	$—	$184

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted Loans	5	—	—	5

	TDRs With Payment Defaults During the Three Months Ended September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$267	$—	$—	$267
Commercial & Industrial	174	—	—	174
Total TDRs Defaulted	$441	$—	$—	$441

Post-Modification Balance:
Real Estate Secured	$95	$—	$—	$95
Commercial & Industrial	132	—	—	132
Total TDRs Defaulted	$227	$—	$—	$227

Number of Loans:
Real Estate Secured	1	—	—	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	2	—	—	2

* Balances are net of SBA guaranteed portions

The tables below summarize TDR loans that were modified during the past 12 months that had a payment default during the nine months ended September 30, 2013 and September 30, 2012 by type of concessions made. Total impact to the allowance for loan losses from TDR loan that defaulted during the nine months ended September 30, 2013 was $288,000.

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$—	$3,072	$—	$3,072
Commercial & Industrial	167	207	—	374
Total TDRs Defaulted	$167	$3,279	$—	$3,446

Post-Modification Balance:
Real Estate Secured	$—	$1,911	$—	$1,911
Commercial & Industrial	156	172	—	328
Total TDRs Defaulted	$156	$2,083	$—	$2,239

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	2	5	—	7
Total TDRs Defaulted Loans	2	7	—	9

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2012
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*

Pre-Modification Balance:
Real Estate Secured	$7,927	$—	$—	$7,927
Commercial & Industrial	211	—	—	211
Total TDRs Defaulted	$8,138	$—	$—	$8,138

Post-Modification Balance:
Real Estate Secured	$7,621	$—	$—	$7,621
Commercial & Industrial	132	—	—	132
Total TDRs Defaulted	$7,753	$—	$—	$7,753

Number of Loans:
Real Estate Secured	5	—	—	5
Commercial & Industrial	2	—	—	2
Total TDRs Defaulted Loans	7	—	—	7

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in Thousands, Except per Share Data)	2013	2012	2013	2012
Numerator:	$11,334	$38,469	$34,462	$78,496
Net income available to common shareholders
Denominator for basic earnings per share: Weighted-average shares	70,742,136	71,290,881	70,992,117	71,286,439
Effect of dilutive securities: Stock option dilution	303,858	129,686	200,941	76,363
Denominator for diluted earnings per share: Adjusted weighted-average shares and assumed conversions	71,045,994	71,420,567	71,193,058	71,362,802
Basic earnings per common share	$0.16	$0.54	$0.49	$1.10
Diluted earnings per common share	$0.16	$0.54	$0.48	$1.10

For the three months and nine months ended September 30, 2013 stock options awards totaling 90,800 and 187,475, respectively, were excluded from dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive.  1.1 million stock option awards were excluded from the dilutive earnings per common share calculation for both the three and nine months ended September 30, 2012 because the shares were deemed to be anti-dilutive.

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

During the second quarter of 2013, the Company repurchased a total 651,412 shares of common stock through 10 different transactions.  The average weighted price of total shares purchased was $6.56 per share.  The aggregate cost of the repurchase, including commissions, totaled $4.3 million.  The shares repurchased during the second quarter of 2013 represents 18.3% of the total authorized amount.  The Company did not repurchase any shares of stock during the first or third quarter of 2013. The reduction in weighted average shares for the three and nine months ended September 30, 2013 compared to the same periods of the previous year reflect the repurchased shares that are no longer considered to be outstanding.

Note 10. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strip, and unrecognized prior service costs on BOLI.  Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity.  Reclassifications out of accumulated other comprehensive income are recorded on the statement of operations either as a gain or loss.  The reclassifications for available-for-sale securities are included in the Statement of Operations as gain on sale or call of securities.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	For The Three Months Ended September 30, 2013
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$2,717	$337	$(475)	$2,579

Other comprehensive income (loss) before reclassification	(1,165)	3	10	(1,152)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	489	(1)	—	488
Current period changes net of taxes	(676)	2	10	(664)

Balance at end of period	$2,041	$339	$(465)	$1,915

	For The Three Months Ended September 30, 2012
(Dollars in Thousands)r	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$7,406	$328	$(295)	$7,439

Other comprehensive income (loss) before reclassification	1,058	10	6	1,074
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	—	—	—	—
Current period changes net of taxes	1,058	10	6	1,074

Balance at end of period	$8,464	$338	$(289)	$8,513

	For The Nine Months Ended September 30, 2013
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive income (loss) before reclassification	(8,263)	33	(114)	(8,344)
Reclassifications from other comprehensive income	(15)	—	—	(15)
Tax effect of current period changes	3,477	(14)	—	3,463
Current period changes net of taxes	(4,801)	19	(114)	(4,896)

Balance at end of period	$2,041	$339	$(465)	$1,915

	For The Nine Months Ended September 30, 2012
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,466	$295	$—	$6,761

Other comprehensive income before reclassification	1,998	43	(661)	1,380
Reclassifications from other comprehensive income	(3)	—	—	(3)
Tax effect of current period changes	3	—	372	375
Current period changes net of taxes	1,998	43	(289)	1,752

Balance at end of period	$8,464	$338	$(289)	$8,513

For the nine months ended September 30, 2013, there was one $15,000 reclassification out of comprehensive income as a realized gain due to a contractual call of an available-for-sale investment security. There were no reclassifications out of comprehensive income during the third quarter of 2013 or the third quarter of 2012. For the nine months ended September 30, 2012, there was one $3,000 reclassification out of comprehensive income from the realized gain on a called available-for-sale investment security.

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

The following are the results of operations of the Company’s segments for the three months and nine months ended September 30, 2013 and September 30, 2012:

(Dollars in Thousands)	Three Months Ended September 30, 2013
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,792	$718	$3,186	$26,696
Provision (credit) for losses on loans and loan commitments	688	(420)	(268)	—
Non-interest income	4,157	178	3,497	7,832
Non-interest expense	14,891	608	2,338	17,837
Income before income taxes	$11,370	$708	$4,613	$16,691
Total assets	$2,524,488	$84,630	$223,397	$2,832,515

(Dollars in Thousands)	Three Months Ended September 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$22,176	$415	$3,001	$25,592
Credit for losses on loans and loan commitments	(11,116)	—	(884)	(12,000)
Non-interest income	4,554	161	1,895	6,610
Non-interest expense	16,110	431	1,801	18,342
Income before income taxes	$21,736	$145	$3,979	$25,860
Total assets	$2,376,121	$37,442	$202,326	$2,615,889

(Dollars in Thousands)	Nine Months Ended September 30, 2013
Business Segments	Operations	TFS	SBA	Company
Net interest income	$66,780	$1,927	$9,295	$78,002
Provision (credit) for losses on loans and loan commitments	(376)	206	170	—
Non-interest income	12,433	521	11,915	24,869
Non-interest expense	43,889	1,668	6,646	52,203
Income before income taxes	$35,700	$574	$14,394	$50,668
Total assets	$2,524,488	$84,630	$223,397	$2,832,515

(Dollars in Thousands)	Nine Months Ended September 30, 2012
Business Segments	Operations	TFS	SBA	Company
Net interest income	$64,955	$1,601	$7,719	$74,275
(Credit) provision for losses on loans and loan commitments	(20,540)	(1,608)	148	(22,000)
Non-interest income	14,142	462	6,906	21,510
Non-interest expense	46,805	1,323	5,310	53,438
Income before income taxes	$52,832	$2,348	$9,167	$64,347
Total assets	$2,376,121	$37,442	$202,326	$2,615,889

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

Commitments at September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$295,527	$254,604
Standby letters of credit	13,324	14,565
Commercial letters of credit	7,703	8,467
Commitments to fund investments in affordable housing partnerships	12,423	10,510
Operating lease commitments	14,970	15,815

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at September 30, 2013 and $265,000 at both December 31, 2012 and September 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 13.   Income Tax Provision

For the third quarter of 2013, we had an income tax provision totaling $5.4 million on pretax income of $16.7 million, representing an effective tax rate of 32.1%, compared with an income tax benefit of $12.6 million on pretax net income of $25.9 million, representing an effective tax rate of -48.8% for the third quarter of 2012.

For the first nine months of 2013, we recorded an income tax provision of $16.2 million on pretax income of $50.7 million, representing an effective tax rate of 32.0%, compared with an income tax benefit of $12.7 million on pretax net income of $64.3 million, representing an effective tax rate of -19.8% for the same period in 2012.

The Company had unrecognized tax benefits of $5.2 million at September 30, 2013 and $1.6 million at December 31, 2012 that relate primarily to uncertainties associated with state income tax matters and  anticipated adjustments from the 2009 and 2010 Internal Revenue Service (IRS) examination. We anticipate a decrease of approximately $3.7 million in the unrecognized tax benefit related to an expected settlement with the IRS for the 2009 and 2010 tax year within the next twelve months.

The Company recognized interest expense and penalties related to income tax matters in income tax expense. During the three and nine months ended September 30, 2013, the Company recognized approximately $33,000 and $222,000, respectively. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $336,000 and $114,000, at September 30, 2013 and December 31, 2012, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2013, the Company believes it can reliably project its pretax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on the analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2013.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2013 and September 30, 2012, financial condition as of  September 30, 2013 and December 31, 2012, and includes the statistical disclosures required by the Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  Our decisions regarding the fair value of assets acquired, including FDIC loss sharing assets could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

•                  If actual and expected cash flows from the loans acquired from Mirae Bank continue to improve, we may take further impairments to the FDIC loss-share indemnification asset booked in connection with such acquisition.

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

Selected Financial Data

The following table presents selected historical financial information for the three and nine months ended September 30, 2013 and September 30, 2012, and the period end balances at September 30, 2013, December 31, 2012, and September 30, 2012. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data) (unaudited)	2013	2012	2013	2012
Net income available to common shareholders	$11,334	$38,469	$34,462	$78,496
Net income per common share, basic	0.16	0.54	0.49	1.10
Net income per common share, diluted	0.16	0.54	0.48	1.10
Net interest income before provision (credit) for losses on loans and loan commitments	26,696	25,592	78,002	74,275

Average balances:
Assets	2,798,913	2,579,203	2,764,759	2,597,172
Cash and cash equivalents	166,633	181,480	174,891	251,161
Investment securities	312,313	294,535	319,981	298,080
Net loans	2,157,104	1,951,126	2,111,912	1,894,923
Total deposits	2,219,333	2,162,430	2,175,442	2,170,442
Shareholders’ equity	359,411	297,725	354,631	296,247
Performance Ratios:
Annualized return on average assets	1.62%	5.97%	1.66%	3.96%
Annualized return on average equity	12.61%	51.68%	12.96%	34.70%
Net interest margin	4.17%	4.35%	4.11%	4.19%
Efficiency ratio	51.66%	56.96%	50.75%	55.79%
Capital Ratios:
Tier 1 capital to adjusted total assets	14.83%	14.96%	14.83%	14.96%
Tier 1 capital to risk-weighted assets	18.24%	19.33%	18.24%	19.33%
Total capital to risk-weighted assets	19.50%	20.61%	19.50%	20.61%

Period End Balance For Dates Indicated:	September 30, 2013	December 31, 2012	September 30, 2012
Total assets	$2,832,515	$2,750,863	$2,615,889
Investment securities	325,762	332,554	292,307
Net loans	2,199,753	2,089,055	2,014,235
Total deposits	2,253,617	2,166,809	2,174,852
Junior subordinated debentures	61,857	61,857	77,321
FHLB advances	120,000	150,000	—
Total common equity	364,316	342,417	328,768

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average net loans (annualized)	0.47%	0.09%	0.57%
Non-performing loans to total loans	1.47%	1.30%	1.86%
Non-performing assets to total loans and other real estate owned	1.50%	1.39%	1.97%
Allowance for loan losses to gross loans *	2.38%	3.15%	3.81%
Allowance for loan losses to non-performing loans	158.57%	226.40%	191.23%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area.  Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, New Jersey, and New York. In addition to our branch offices, we also have nine loan production offices in Newark, California; Bellevue, Washington; Aurora, Colorado; Atlanta, Georgia; Fort Lee, New Jersey; New York, New York; Dallas, Texas; Houston, Texas; and Annandale, Virginia.

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

Our significant accounting policies are described in greater detail in our 2012 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended September 30, 2013.

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

Net interest income before provision for losses on loans and loan commitments increased $1.1 million, or 4.3%, to $26.7 million for the third quarter of 2013, compared to $25.6 million for the third quarter of 2012.  Net interest income before provision for losses on loans and loan commitments for the nine months ended September 30, 2013 was $78.0 million, an increase of $3.7 million or 5.0% from $74.3 million for the nine months ended September 30, 2012. The increase in net interest income for the periods in 2013 compared to periods in 2012 was primarily due to the decline in interest expense on deposit accounts. Net interest margin of 4.17% for the third quarter of 2013 was 18 basis points lower than net interest margin of 4.35% for the previous year’s same quarter.  Net interest margin for the nine months ended September 30, 2013 was 4.11%, down 8 basis points from net interest margin of 4.19% for the nine months ended September 30, 2012.

During the third quarter of 2013, the Company recovered approximately $1.1 million in interest related to loans that were previously on non-accrual reclassified as accrual.  If not for the recovery of this interest, net interest margin for the three and nine month ended September 30, 2013 would have been 4.00% and 4.05%, respectively.

Interest income for the third quarter of 2013 totaled $29.9 million, an increase of $244,000 or 0.8% from $29.7 million for the third quarter of 2012.  Interest income for the nine months ended September 30, 2013 totaled $87.6 million, a decline of $182,000 or 0.2% from $87.7 million for the nine months ended September 30, 2012.  Interest income remained largely unchanged from prior periods even with the increase in average balance of loans due to the decline in loan rates in addition to the recovery of interest income from loans returning to accrual status.  The average balance of net loans increased from $1.95 billion for the third quarter of 2012 to $2.16 billion for the third quarter of 2013, and increased from $1.89 billion for the nine months ended September 30, 2012 to $2.11 billion for the nine months ended September 30, 2013.  Loan yields for the three and nine months ended September 30, 2013 declined to 5.18% and 5.16%, respectively, from 5.73% and 5.76% for the three and nine months ended September 30, 2012, respectively.

Total interest expense declined $860,000, or 21.0%, to $3.2 million for the third quarter of 2013, compared to $4.1 million for the third quarter of 2012. Total interest expense for the nine months ended September 30, 2013 was $9.6 million, a decline of $3.9 million or 29.0% from interest expense of $13.5 million for the nine months ended September 30, 2012.  The average balance of our interest bearing liabilities for the three months ended September 30, 2013 totaled $1.78 billion, up from $1.73 billion for the same period of the previous year. The average balance of our interest bearing liabilities for the nine months ended September 30, 2013 and September 30, 2012 was $1.78 billion and $1.77 billion, respectively.  Total cost of interest bearing liabilities decreased from 0.95% for the third quarter 2012, to 0.73% for the third quarter of 2013.  For the nine months of 2013, cost of interest bearing liabilities was 0.72%, down from 1.02% for the first nine months of 2012. The decrease in cost of interest bearing liabilities from periods in 2012 to 2013 resulted from an improved deposits mix, reduced interest rates on deposits, and the redemption of higher costing junior subordinated debentures.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,157,104	$27,913	5.18%	$1,951,126	$27,966	5.73%
Securities of government sponsored enterprises	245,252	1,332	2.17%	222,998	1,010	1.81%
Other investment securities (2)	67,061	547	4.36%	71,537	641	4.70%
Federal funds sold	108,252	148	0.55%	124,958	79	0.25%
Total interest-earning assets	2,577,669	29,940	4.67%	2,370,619	29,696	5.04%
Total non-interest-earning assets	221,244			208,584
Total assets	$2,798,913			$2,579,203

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$590,669	$929	0.63%	$637,082	$1,206	0.76%
NOW deposits	27,507	13	0.19%	27,310	16	0.23%
Savings deposits	101,204	437	1.73%	100,299	551	2.20%
Time deposits of $100,000 or more	662,280	1,109	0.67%	600,204	1,169	0.78%
Other time deposits	212,848	435	0.82%	274,366	633	0.92%
FHLB advances and other borrowings	123,386	38	0.12%	—	—	0.00%
Junior subordinated debenture	61,857	283	1.83%	86,669	529	2.44%
Total interest-bearing liabilities	1,779,751	3,244	0.73%	1,725,930	4,104	0.95%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	624,825			523,169
Other liabilities	34,926			32,379
Total non-interest-bearing liabilities	659,751			555,548

Shareholders’ equity	359,411			297,725
Total liabilities and shareholders’ equity	$2,798,913			$2,579,203

Net interest income		$26,696			$25,592
Net interest spread (3)			3.95%			4.09%
Net interest margin (4)			4.17%			4.35%

(1)   Net loan fees are included in the calculation of interest income and totaled approximately $741,000 and $777,000 for the quarters ended September 30, 2013 and 2012, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)   Represents tax equivalent yields, non-tax equivalent yields for three months ended September 30, 2013 and 2012 were 3.26% and 3.58%, respectively.

(3)   Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4)   Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Net loans (1)	$2,111,912	$81,768	5.16%	$1,894,923	$81,895	5.76%
Securities of government sponsored enterprises	250,618	3,671	1.95%	233,652	2,989	1.71%
Other investment securities (2)	69,363	1,676	4.32%	64,428	1,748	4.91%
Federal funds sold	118,371	437	0.49%	193,003	1,102	0.76%
Total interest-earning assets	2,550,264	87,552	4.61%	2,386,006	87,734	4.94%
Total non-interest-earning assets	214,495			211,166
Total assets	$2,764,759			$2,597,172

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$610,539	$2,875	0.63%	$611,100	$3,696	0.81%
NOW deposits	27,132	40	0.20%	25,763	57	0.29%
Savings deposits	101,012	1,349	1.78%	101,200	1,859	2.45%
Time deposits of $100,000 or more	610,173	2,916	0.64%	620,917	3,909	0.84%
Other time deposits	223,905	1,342	0.80%	311,109	2,323	1.00%
FHLB advances and other borrowings	141,046	181	0.17%	7,018	6	0.11%
Junior subordinated debenture	61,857	847	1.83%	87,102	1,609	2.46%
Total interest-bearing liabilities	1,775,664	9,550	0.72%	1,764,209	13,459	1.02%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	602,681			500,353
Other liabilities	31,783			36,363
Total non-interest-bearing liabilities	634,464			536,716

Shareholders’ equity	354,631			296,247
Total liabilities and shareholders’ equity	$2,764,759			$2,597,172

Net interest income		$78,002			$74,275
Net interest spread (3)			3.89%			3.92%
Net interest margin (4)			4.11%			4.19%

(1)   Net loan fees are included in the calculation of interest income and totaled approximately $2.2 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively.  Net loans are net of the allowance for loan losses, deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)   Represents tax equivalent yields, non-tax equivalent yields for nine months ended September 30, 2013 and 2012 were 3.22% and 3.62%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30, 2013 vs. 2012 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2013 vs. 2012 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$2,803	$(2,856)	$(53)	$8,866	$(8,993)	$(127)
Securities of government sponsored enterprises	107	215	322	228	454	682
Other Investment securities	(39)	(55)	(94)	128	(200)	(72)
Federal funds sold	(12)	81	69	(347)	(318)	(665)
Total interest income	2,859	(2,615)	244	8,875	(9,057)	(182)

Interest expense:
Money market deposits	(83)	(194)	(277)	(3)	(818)	(821)
Super NOW deposits	—	(3)	(3)	3	(20)	(17)
Savings deposits	5	(119)	(114)	(3)	(507)	(510)
Time deposit of $100,000 or more	114	(174)	(60)	(67)	(926)	(993)
Other time deposits	(131)	(67)	(198)	(576)	(405)	(981)
FHLB advances and other borrowings	38	—	38	171	4	175
Junior subordinated debenture	(131)	(115)	(246)	(403)	(359)	(762)
Total interest expense	(188)	(672)	(860)	(878)	(3,031)	(3,909)
Change in net interest income	$3,047	$(1,943)	$1,104	$9,753	$(6,026)	$3,727

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

During 2012 and into the first nine months of 2013, the credit quality of the Company’s loan portfolio continued to improve to where net quarterly charge-offs have fallen to less than $5.0 million for each of the past 24 months ended September 30, 2013.  From September 30, 2012 to September 30, 2013, non-accrual loans declined 15.0%, delinquencies declined 50.8%, and classified loans experienced a decline of 21.9%.  Most of the Company’s other credit indicators have also improved from the third quarter of 2012 to the third quarter of 2013.

Due to the continued low level of charge-offs and stable credit quality of the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three and nine months ended September 30, 2013.  During the third quarter of 2012, the Company recorded negative provision for losses on loans and loan commitments of $12.0 million to reflect a large decline in loss rates used in the calculation of the allowance for loan losses in addition to improvements in credit quality.  Total negative provision for losses on loans and loan commitments for the nine months ended September 30, 2012 totaled $22.0 million.

Non-interest Income

Total non-interest income increased to $7.8 million for the third quarter of 2013, compared with $6.6 million for the same quarter of the previous year ago. Non-interest income as a percentage of average assets was 0.3% for the third quarter of 2013, unchanged from the third quarter of 2012. The increase in non-interest income from the third quarter of 2012 to the third quarter of 2013 is primarily due to an increase in net gain on sale of loans.  Total non-interest income for the nine months ended September 30, 2013 was $24.9 million, compared to $21.5 million for the nine months ended September 30, 2012.  Non-interest income as a percentage of average assets for the nine months ended September 30, 2013 was 0.9%, compared to 0.8% for the nine months ended September 30, 2012. The increase in non-interest income from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013 was also due to an increase in net gain on sale of loans.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$2,814	35.9%	$1,222	18.5%
Service charges on deposit accounts	2,791	35.6%	3,157	47.8%
Loan-related servicing fees	1,173	15.0%	1,334	20.2%
Gain on sale or call of securities	—	0.0%	—	0.0%
Other income	1,054	13.5%	897	13.5%
Total non-interest income	$7,832	100.0%	$6,610	100.0%
Average assets	$2,798,913		$2,579,203
Non-interest income as a % of average assets		0.3%		0.3%

	For the Nine Months Ended September 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$9,435	37.9%	$5,234	24.3%
Service charges on deposit accounts	8,410	33.8%	9,621	44.7%
Loan-related servicing fees	3,866	15.6%	3,872	18.0%
Gain on sale or call of securities	15	0.1%	3	0.0%
Other income	3,143	12.6%	2,780	13.0%
Total non-interest income	$24,869	100.0%	$21,510	100.0%
Average assets	$2,764,759		$2,597,172
Non-interest income as a % of average assets		0.9%		0.8%

Our largest source of non-interest income for the three and nine months ended September 30, 2013 was net gain on sale of loans, which totaled $2.8 million, or 35.9% of total non-interest income for the third quarter of 2013, compared to net gain on sale of loans totaling $1.2 million, or 18.5% of non-interest income for the same period of the previous year.   Gain on sale of loans for the nine months ended September 30, 2013 totaled $9.4 million, or 37.9% of total non-interest income, an increase from $5.2 million, or 24.3% of non-interest income for the nine months ended September 30, 2012.  The net gain on sale of loans for the third quarter of 2013 includes $2.8 million in gain on sale of SBA loans and $46,000 in gain on sale of mortgage loans.  Gain on sale of loans for the nine months ended September 30, 2013 was made up of $9.4 million in SBA gains and $59,000 in gain from mortgage loan sales.  Although the premium on the sale of SBA loans has decreased, the increase in net gain on sale of loans for periods in 2013 compared to periods in 2012 is due to the larger volume of SBA loans sold.  During the three and nine months ended September 30, 2013, SBA loans sales totaled $30.2 million and $93.1 million, respectively.  For the three and nine month ended September 30, 2012, SBA loans sales totaled $10.2 million and $47.4 million, respectively.

Our second largest source of non-interest income for the third quarter of 2013 was service charges on deposit accounts income, which represented 35.6% of our total non-interest income for the three months ended September 30, 2013, and 33.8% of non-interest income for the nine months ended September 30, 2013. Service charge income decreased to $2.8 million for the third quarter of 2013, compared with $3.2 million for the third quarter of 2012.  For the first nine months of 2013, service charges on deposits accounts decreased to $8.4 million, from $9.6 million for the first nine months of 2012. The decrease in deposit service charge income was primarily due to a decrease in non-sufficient fund charges on demand deposit accounts during the periods in 2013 compared to 2012. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our third largest source of non-interest income was loan related servicing fees which accounted for $1.2 million, or 15.0% of total non-interest income for the three months ended September 30, 2013, and $3.9 million, or 15.6% of non-interest income for the nine months ended September 30, 2013.  Loan related servicing fees for the third quarter of 2012 totaled $1.3 million, or 20.2% of total non-interest income and for the nine months ended September 30, 2012 totaled $3.9 million, or 18.0% of total non-interest income. Loan related servicing fee income consists primarily of servicing fees on SBA loans sold but also includes trade-financing and mortgage loan servicing fees.

Gains from the sale or call of investment securities for the three and nine months ended September 30, 2013 and September 30, 2012 totaled less than 1.0% of non-interest income.  Gains from the sale or call of investment securities during the nine months ended September 30, 2013 totaled $15,000 with no gains during the three months ended September 30, 2013.  The $15,000 gain resulted from the call of a municipal security during the second quarter of 2013. There were no gains from the sale or call of securities during the three months September 30, 2012.  Gain on sale or call of securities for the nine months ended September 30, 2012 totaled $3,000, also from the call of a municipal security.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), FHLB dividends, loan referral fees, expense recoveries, checkbook sales income, and other miscellaneous income.  For the third quarter of 2013, other non-interest income totaled $1.1 million, compared to $897,000 for the third quarter of 2012.  Other non-interest income for the nine months ended September 30, 2013 was $3.1 million, compared to $2.8 million for the nine months ended September 30, 2012.  As a percentage of total non-interest income, other non-interest income was 13.5% for the both the quarters ended September 30, 2013 and September 30, 2012, and 12.6% and 13.0% for the nine months ended September 30, 2013 and 2012, respectively.  The increase in other non-interest income for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was largely due to an increase in FHLB dividends during these periods.

Non-interest Expense

Total non-interest expenses decreased to $17.8 million for the third quarter of 2013 from $18.3 million for the same period in 2012. Non-interest expenses as a percentage of average assets was 0.6% for the third quarter of 2013, a decrease from 0.7% for the third quarter of 2012. For the nine months ended September 30, 2013, non-interest expense totaled $52.2 million, compared to $53.4 million for the nine months ended September 30, 2012.  As a percentage of average assets, non-interest expense was 1.9% and 2.1%, for the nine months ended September 30, 2013 and 2012, respectively.

Our efficiency ratio was 51.7% for the third quarter of 2013, compared with 57.0% for the third quarter of 2012. For the nine months ended September 30, 2013 and 2012, our efficiency ratio was 50.8% and 55.8%, respectively. The improvement in efficiency ratios for the three and nine months ended September 30, 2013, compared to the same periods of the previous year, was a result of the decrease in non-interest expense in addition to an increase in net interest income before provision for losses on loans and loan commitments and an increase in non-interest income.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended September 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$8,830	49.5%	$9,355	51.0%
FDIC loss-share indemnification impairment	—	0.0%	2,000	10.9%
Occupancy & equipment	2,061	11.5%	1,930	10.5%
Regulatory assessment fees	336	1.9%	172	0.9%
Loss on investments in affordable housing partnerships	1,110	6.2%	677	3.7%
Data processing	623	3.5%	680	3.7%
Professional fees	1,608	9.0%	628	3.4%
Advertising & promotional	460	2.6%	473	2.6%
Other operating expenses	2,809	15.8%	2,427	13.3%
Total non-interest expense	$17,837	100.0%	$18,342	100.0%
Average assets	$2,798,913		$2,579,203
Non-interest expense as a % of average assets		0.6%		0.7%

	For the Nine Months September 30,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$27,183	52.1%	$26,555	49.7%
FDIC loss-share indemnification impairment	—	0.0%	4,000	7.5%
Occupancy & equipment	6,139	11.7%	5,822	10.9%
Regulatory assessment fees	980	1.9%	1,923	3.6%
Loss on investments in affordable housing partnerships	2,753	5.3%	2,346	4.4%
Data processing	1,881	3.6%	2,129	4.0%
Professional fees	3,638	7.0%	2,730	5.1%
Advertising & promotional	1,817	3.5%	1,457	2.7%
Other operating expenses	7,812	14.9%	6,476	12.1%
Total non-interest expense	$52,203	100.0%	$53,438	100.0%
Average assets	$2,764,759		$2,597,172
Non-interest expense as a % of average assets		1.9%		2.1%

Salaries and employee benefits represented 49.5% and 52.1%, of total non-interest expense for the three and nine months ended September 30, 2013, respectively.  These expenses were 51.0% of non-interest expense for the quarter ended September 30, 2012 and 49.7% of non-interest expense for the nine months ended September 30, 2012.  Salaries and employee benefits totaled $8.8 million for the quarter ended September 30, 2013, compared with $9.4 million for the prior year’s same period. For the first nine months of 2013, salaries and employee benefits totaled $27.2 million, compared to $26.6 million in the first nine months of 2012. The number of full-time equivalent employees decreased from 413 at September 30, 2012 to 408 at September 30, 2013.  The decrease in salaries and employee benefits from the third quarter of 2012 to 2013 was largely due a decline in bonus accruals.  Bonus accruals for the third quarter of 2012 included additional accrual to account for higher than previously expected bonuses due to the strong performance of the Company. The increase in expense for the nine months ended September 30, 2013 compared to September 30, 2012 was due to a company-wide increase in salaries that took effect during the second quarter of 2013.

During the third quarter of 2012, the Company recorded a $2.0 million impairment expense on the FDIC loss-share indemnification asset.  The $2.0 million impairment represented 10.9% of total non-interest expense for the third quarter of 2012.   FDIC loss-share indemnification impairment for the nine months ended September 30, 2012 totaled $4.0 million or 7.5% of non-interest expenses.  The FDIC loss-share indemnification asset was recorded to reflect the estimated amount of losses that the Company would be reimbursed from the FDIC on loans acquired from Mirae Bank, as stated in the loss-sharing agreements.  The impairment that was recorded in 2012, reflected overall improved credit quality in the covered loan portfolio.  The Company estimated the cash flows related to the loans acquired from the acquisition of Mirae Bank and found that expected cash flows had increased from the amounts expected at the time of the acquisition.  The collectability of the covered loans improved, thus reducing our loss exposure and amounts expected to the claimed from FDIC.  There were no impairment charges during the three and nine months ended September 30, 2013.

Occupancy and equipment expenses represented approximately 11.5% and 11.7% of total non-interest expense for the three and nine months ended September 30, 2013, respectively, and 10.5% and 10.9% of total non-interest expense for the three and nine months ended September 30, 2012, respectively. Occupancy and equipment expenses totaled $2.1 million for the third quarter of 2013 compared to $1.9 million for the third quarter of 2012. Occupancy expense for the nine months ended September 30, 2013 totaled $6.1 million, an increase from $5.8 million for the nine months ended September 30, 2012.  The increase in occupancy and equipment expenses from 2012 to 2013 was primarily due to the new lease contract for the Palisades Park, New Jersey branch which opened in April 2013.  Although opened in 2013, the lease for the Palisades Park branch began in October 2012.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. During the third quarter of 2013, regulatory assessment fees totaled $336,000, or 1.9% of total non-interest expense compared to $172,000, or 0.9% of total non-interest expense, for the prior year’s third quarter. For the first nine months of 2013, regulatory assessment fees declined to $980,000, or 1.9% of total non-interest expense, compared to $1.9 million, or 3.6% of total non-interest expense, for the nine months ended September 30, 2012. The decline in regulatory assessment fees for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was largely due to the Bank’s improved regulatory risk rating. With the termination of the Memorandum of Understanding with regulators, the Bank’s assessment rate was lowered which reduced our regulatory assessment fee premium. Regulatory assessment fees for the third quarter of 2013 represents our normalized expense.  Assessment fees for the third quarter of 2012 include reversed accruals with the reduction in risk rating.

Loss on investments in affordable housing partnerships for the three months ended September 30, 2013 totaled $1.1 million, or 6.2% of total non-interest expense, compared to $677,000, or 3.7% of non-interest expense, for the three months ended September 30, 2012.  These same expenses totaled $2.8 million, or 5.3% of total non-interest expense for the nine months ended September 30, 2013, compared to $2.3 million, or 4.4% of total non-interest expense for the nine months ended September 30, 2012. The increase in affordable housing partnerships investment losses for the three and nine months ended September 30, 2013, compared to the same periods in 2012, were due to increases in write-downs that were recorded based on financial statements of the investment projects.

Data processing expense declined slightly to $623,000, or 3.5% of total non-interest expense, for the third quarter of 2013, from $680,000, or 3.7% of non-interest expense, for the third quarter of 2012. Data processing expense for the nine months ended September 30, 2013 totaled $1.9 million, or 3.6% of total non-interest expense, compared to $2.1 million, or 4.0% of total non-interest expense for the nine months ended September 30, 2012. The fluctuations in data processing expenses are usually due to changes in the number of deposit and loan accounts as well as increases or decreases in number of transactions for these accounts.  A portion of the decline in data processing expense for the periods in 2013, compared to periods in 2012, was due to renewal of the Company’s data processing agreements that occurred during the first quarter of 2013.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $1.6 million for the third quarter of 2013 and $3.6 million for the nine months ended September 30, 2013, compared to $628,000 for the third quarter of 2012 and $2.7 million for nine months ended September 30, 2012. Professional fees represented 9.0% and 7.0% of total non-interest expense for the third quarter and first nine months of 2013, respectively, and 3.4% and 5.1% of total non-interest expense for the third quarter and first nine months of 2012, respectively.  The increase in professional fees from 2012 to 2013 was primarily due to the addition of professional fee expenditures related to the proposed acquisition of BankAsiana and Saehan Bank.  Acquisition related professional fees expenses during the third quarter totaled approximately $946,000.

Advertising and promotional expenses totaled $460,000 and $1.8 million for the quarter and nine months ended September 30, 2013, respectively, compared to $473,000 and $1.5 million for the quarter and nine months ended September 30, 2012, respectively.  Advertising and promotional expenses accounted for 2.6% of total non-interest expense for both the three months ended September 30, 2013 and 2012, and 3.5% and 2.7% of total non-interest expense, for the nine months ended September 30, 2013 and September 30, 2012, respectively.  These expenses represent marketing activities related to loan and deposits, such as media advertisements, promotional gifts for customers, and deposit campaign promotions. As overall credit quality has improved, a larger focus on marketing has led to an increase in our advertising and promotional expenses.  This, in addition to the promotion of our new Palisades Park branch, particularly during the second quarter of 2013, contributed to the increase in advertising and promotional expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other operating expenses, such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses totaled $2.8 million, or 15.8% of total non-interest expense, for the third quarter of 2013, compared to $2.4 million, or 13.3% of non-interest expense for the third quarter of 2012.  Other operating expense totaled $7.8 million, or 14.9% of total non-interest expense for the nine months ended September 30, 2013, compared to $6.5 million, or 12.1% for the nine months ended September 30, 2012. The increase in other non-interest expense for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was due to a reduction in gains from the sale of OREO as well as an increase in other loan expenses during 2013.

Income Tax Provision

For the third quarter of 2013, we had an income tax provision totaling $5.4 million on pretax income of $16.7 million, representing an effective tax rate of 32.1%, compared with an income tax benefit of $12.6 million on pretax net income of $25.9 million, representing an effective tax rate of -48.8% for the third quarter of 2012.

For the first nine months of 2013, we recorded an income tax provision of $16.2 million on pretax income of $50.7 million, representing an effective tax rate of 32.0%, compared with an income tax benefit of $12.7 million on pretax net income of $64.3 million, representing an effective tax rate of -19.8% for the same period in 2012.

The effective tax rate for the third quarter and first nine months of 2013 was lower than the Company’s normalized historical rate primarily due to generation of tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at the current level for the remainder of 2013. The effective tax rate for three and nine months ended September 30, 2012 was significantly lower than the tax rate for the three and nine months ended September 30, 2013 due to the rate being positively impacted by the release of the valuation allowance on our net federal deferred tax assets and the availability of federal affordable housing tax credits.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2013, the Company believes it can reliably project its pretax income for 2013 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on the analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2013.

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

Triggering events were assessed for the third quarter of 2013, to determine whether a step 1 and step 2 analysis of goodwill was necessary. Management’s assessment indicated that there were no triggering events during the third quarter that would warrant an interim analysis as to the fair value of goodwill.  As such, no analysis was performed and goodwill was deemed not to be impaired at September 30, 2013.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  At September 30, 2013, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 79.4% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 8.4% investment in municipal debt securities, and 12.2% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 34.2%, or $22.9 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 63.8%, or $42.9 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.0%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary impairment charges as of September 30, 2013.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the third quarter of 2013. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $41,000, and $325.7 million, at September 30, 2013.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2013			As of December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$38	$41	$3	$50	$54	$4
Total investment securities held-to-maturity	$38	$41	$3	$50	$54	$4

Available-for-Sale:
Securities of government sponsored enterprises	$38,000	$35,718	$(2,282)	$28,000	$27,919	$(81)
Mortgage backed securities (residential)	80,576	79,011	(1,565)	59,697	60,427	730
Collateralized mortgage obligations (residential)	142,151	143,800	1,649	168,819	172,532	3,713
Corporate securities	38,589	39,686	1,097	39,015	40,370	1,355
Municipal securities	26,326	27,509	1,183	28,612	31,256	2,644
Total investment securities available-for-sale	$325,642	$325,724	$82	$324,143	$332,504	$8,361

Holdings of our investment securities decreased to $325.8 million at September 30, 2013, compared with holdings of $332.6 million at December 31, 2012.  Total investment securities as a percentage of total assets was 11.5% and 12.1%, at September 30, 2013 and December 31, 2012, respectively.  Securities with a total fair value of approximately $295.8 million and $302.0 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, our investment security classified as held-to-maturity, carried at amortized cost, decreased to $38,000, compared with $50,000 at December 31, 2012. Our investment securities classified as available-for-sale, stated at fair values, decreased to $325.7 million at September 30, 2013, from $332.5 million at December 31, 2012.  The decrease was a result of principal pay-downs of MBS and CMOs during the nine months ended September 30, 2013 combined with a decline in unrealized net gain, offset by purchases made throughout the year.

As of September 30, 2013, the net unrealized gain in the investment portfolio was $82,000, compared to $8.4 million in net unrealized gains at December 31, 2012.  The decrease in unrealized gains can be attributed to an increase in long term Treasury yields at September 30, 2013 compared to rates at December 31, 2012.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts.  Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $2.20 billion at September 30, 2013, compared to $2.09 billion at December 31, 2012.  Net loans as a percentage of total assets increased to 77.7% at September 30, 2013, from 75.9% at December 31, 2012.  The increase in net loans is attributable to an increase in origination during the nine months ended September 30, 2013.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	September 30, 2013	December 31, 2012
Construction	$32,119	$20,928
Real estate secured	1,859,904	1,819,296
Commercial and industrial	357,270	303,268
Consumer	9,637	13,674
Gross loans(1)	2,258,930	2,157,166
Unearned Income	(6,780)	(4,826)
Total loans, net of unearned income	2,252,150	2,152,340
Allowance for losses on loans	(52,397)	(63,285)
Net loans	$2,199,753	$2,089,055

Percentage breakdown of gross loans:
Construction	1.4%	1.0%
Real estate secured	82.3%	84.3%
Commercial and industrial	15.8%	14.1%
Consumer	0.5%	0.6%

(1) Includes loans held-for-sale, which are recorded at the lower of cost or market, of $56.1 million and $146.0 million, at September 30, 2013 and December 31, 2012, respectively.

Construction loans represented 1.4% of our total loan portfolio at September 30, 2013. During the first nine months of 2013, we originated one large construction loan totaling $11.0 million. The one origination in addition to increases in loan balances for other loans resulted in an increase in construction loans to $32.1 million at the end of the third quarter of 2013, compared to $20.9 million, or 1.0% of gross loans at the end of the fourth quarter of 2012.

Real estate secured loans totaled $1.86 billion at September 30, 2013 and $1.82 billion at December 31, 2012.  Real estate secured loans as a percentage of gross loans were 82.3% and 84.3%, at September 30, 2013 and December 31, 2012, respectively.  Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding decreased to $146.7 million at September 30, 2013, compared to $209.4 million at December 31, 2012.

Commercial and industrial loans at September 30, 2013 increased to $357.3 million, compared to $303.3 million at December 31, 2012.  Commercial and industrial loans as a percentage of gross loans totaled 15.8% at September 30, 2013, and 14.1% at December 31, 2012.   Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio.

Consumer loans represented less than 1% of gross loans at both September 30, 2013 and December 31, 2012.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these types of loans. At September 30, 2013, consumer loans declined to $9.6 million, or 0.5% of gross loans, from $13.7 million, or 0.6% of gross loans, at December 31, 2012.

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

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at September 30, 2013.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	September 30, 2013
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$32,119	$—	$—	$32,119
Real estate secured	881,504	826,494	151,906	1,859,904
Commercial and industrial	342,117	14,683	470	357,270
Consumer	8,471	1,166	—	9,637
Gross loans	$1,264,211	$842,343	$152,376	$2,258,930

Loans with variable interest rates	$1,123,629	$—	$—	$1,123,629
Loans with fixed interest rates	140,582	842,343	152,376	1,135,301
Gross loans	$1,264,211	$842,343	$152,376	$2,258,930

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At September 30, 2013, the Company had $29.5 million in troubled debt restructured (“TDR”) loans of which $21.9 million were performing in accordance with their modified terms. The remaining $7.6 million in TDR loans were classified as non-performing at September 30, 2013. As such, not all of our TDR loans are classified as non-performing, but all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had five OREO properties at September 30, 2013 with a total balance of $748,000.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$2,471	$5,644	$7,678
Real estate secured	29,568	21,007	29,726
Commercial and industrial	1,004	1,302	1,478
Consumer	—	—	—
Total non-accrual loans	33,043	27,953	38,882

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	—	—	—
Commercial and industrial	—	—	—
Total loans 90 days or more past due and still accruing	—	—	—

Total non-performing loans (2)	33,043	27,953	38,882

Other real estate owned	748	2,080	2,277
Total non-performing assets, net of SBA guarantee (3)	$33,791	$30,033	$41,159

Non-performing loans as a percentage of total loans	1.47%	1.30%	1.86%

(1) During the three months ended September 30, 2013, December 31, 2012, and September 30, 2012, interest income on these loans were not included in interest income.

(2) Covered non-performing loan balances at September 30, 2013, December 31, 2012, and September 30, 2012 were $5.7 million, $4.9 million, and $5.2 million, respectively, and are included in the table above.

(3) SBA guaranteed portions totaled $15.8 million, $18.4 million, and $16.9 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

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

Total NPLs, net of SBA guaranteed portions, totaled $33.0 million, or 1.47% of total loans (gross loans net of deferred fees and costs) at September 30, 2013, compared with $28.0 million, or 1.30% of total loans, at December 31, 2012, and $38.9 million, or 1.86% of total loans, at September 30, 2012. There were no loans that past due 90 or more days and still accruing at September 30, 2013, December 31, 2012, or September 30, 2012.  Allowance coverage of non-performing loans at September 30, 2013 stood at 158.6%, compared to 226.4% at December 31, 2012, and 191.2% at September 30, 2012.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2013 and September 30, 2012. Additional income of approximately $370,000 and $823,000 would have been recorded during the three months and nine months ended September 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $188,000 and $907,000 would have been recorded during the three months and nine months ended September 30, 2012, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Trouble Debt Restructurings

A restructuring of a debt constitutes a troubled debt restructuring, if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform in accordance with the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and evaluated individually for impairment.

Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired by the Company. At September 30, 2013, the balance of non-accrual TDR loans totaled $7.6 million, and TDRs performing in accordance with their modified terms totaled $21.9 million for the same period.  At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

At September 30, 2013, the balance of TDR loans, net of SBA guaranteed portions, totaled $29.5 million, compared to $35.7 million at December 31, 2012.  Covered TDR loan balances were $5.0 million and $6.0 million at September 30, 2013 and December 31, 2012, respectively.  TDR loan inflows totaled $3.6 million, and $6.7 million during the three and nine months ended September 30, 2013, respectively. TDR outflows during the three and nine months ended September 30, 2013 totaled $4.5 million and $13.0 million, respectively.

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

Net loan charge-offs for the third quarter of 2013 totaled $2.5 million, compared to $2.8 million for the third quarter of 2012. Total net charge-offs for the third quarter of 2013 was comprised of $2.3 million in real estate secured net loan charge-offs and $254,000 in commercial and industrial loan net charge-offs, and $4,000 in consumer loan net recoveries. Annualized net charge-offs to average net loans for the third quarter of 2013 was 0.47%.  The net charge-offs for the third quarter of 2012 was comprised of $2.8 million in real estate secured net loan charge-offs, $39,000 in commercial and industrial loan net recoveries, and $1,000 in consumer loan net recoveries. The annualized net charge-offs to average net loans for the third quarter of 2012 was 0.57%.

The allowance for loan losses at September 30, 2013 totaled $52.4 million compared to $63.3 million at December 31, 2012.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the third quarter of 2012 was 2.38%, and was 3.15% at the end of the fourth quarter of 2012.  The coverage ratios for non-covered loans totaled 2.48% and 3.33%, at September 30, 2013 and December 31, 2012, respectively. The coverage ratios at September 30, 2013 and December 31, 2012, still remain relatively high compared to the allowance coverage ratio of our peer banks.

General valuation allowance at September 30, 2013 totaled $48.0 million, or 91.7% of total allowance for loan losses, and SVA on impaired loans totaled $4.4 million, or 8.3% of the total allowance. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $29.4 million September 30, 2013. At December 31, 2012, GVA totaled $56.7 million, or 89.6% of total allowance, while specific reserve on impaired loan totaled $6.6 million, or 10.4% of the total allowance for loan losses.  QA at the end of the fourth quarter of 2012 totaled $18.7 million.

The total GVA at September 30, 2013 declined $8.7 million compared to December 31, 2012.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-offs periods are dropping out of our historical horizon and more recent low levels of net charge-off are taking their place resulting in lower loss rates in most of the Company’s loan categories.  Loss rates for real estate secured loans declined the most during the nine months ended September 30, 2013. This reduction partially offset by an increase in QA was responsible for the decline in overall GVA.

Although historical loss rate declined during the nine months ended September 30, 2013, with uncertainty in our current economic environment, increasing volatility in the European markets, high unemployment, and tension between North and South Korea, the QA portion of our allowance for loan losses increased to account for these factors.  During the third quarter of 2013 the United States government faced a shutdown lasting 16 days after Congress failed to enact legislation or a continuing resolution related funding for the fiscal year 2014.  While the shutdown did end, the negative impact to the economy is significant adding to its volatility. As a result the QA portion of the allowance increased $10.7 million to $29.4 million at September 30, 2013 compared to $18.7 million at December 31, 2012.  Total SVA portion of our allowance experienced a decline of $2.2 million, or 33.6%, during the nine months ended September 30, 2013.

Allowance for loan commitments at September 30, 2013 totaled $1.0 million, unchanged from December 31, 2012.  At September 30, 2013, commitments to extend credit totaled $295.5 million, compared to $254.6 million at December 31, 2012.  Total commitments to extend credit increased by $40.9 million during the first nine months of 2013, but total allowance for loan commitments remained the same. This is attributable to a decline in our historical loss rates in addition to a reduction in line utilization rates at September 30, 2013 compared December 31, 2012, both of which factor into our required allowance calculations for loan commitments.

Although management believes our allowance for loan losses at September 30, 2013 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit  for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Balances:	2013	2012	2013	2012
Allowance for loan losses:
Balances at beginning of period	$54,937	$89,134	$63,285	$102,982

Charge-offs: *
Real estate secured	2,438	3,015	10,511	8,873
Commercial and industrial	764	112	2,693	2,058
Consumer	—	—	1	2
Total charge-offs	3,202	3,127	13,205	10,933

Recoveries on loans previously charged off:
Construction	—	—	—	20
Real estate secured	148	194	703	2,364
Commercial and industrial	510	151	1,601	911
Consumer	4	1	13	9
Total recoveries	662	346	2,317	3,304

Net loan charge-offs	2,540	2,781	10,888	7,629

Credit for losses on loans	—	(12,000)	—	(21,000)
Balances at end of period	$52,937	$74,353	$52,397	$74,353

Allowance for loan commitments:
Balances at beginning of year	$1,023	$2,423	$1,023	$3,423
Credit for losses on loan commitments	—	—	—	(1,000)
Balance at end of period	$1,023	$2,423	$1,023	$2,423

Ratios:
Net loan charge-offs to average net loans (annualized)	0.47%	0.57%	0.69%	1.61%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	2.38%	3.81%	2.38%	3.81%
Net loan charge-offs to allowance for loan losses at end of period	4.85%	3.74%	20.78%	10.26%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	-23.18%	0.00%	-34.68%

*                 Charge-off amount for the three months ended September 30, 2013 includes net charge-offs of covered loans amounting to $379,000 which represents gross covered loan charge-offs of $1.9 million less FDIC receivable portions totaling $1.5 million.

*                 Charge-off amount for the nine months ended September 30, 2013 includes net charge-offs of covered loans amounting to $578,000, which represents gross covered loan charge-offs of $2.9 million less FDIC receivable portions totaling $2.3 million.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2013:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$120,000	$—	$—	$—	$120,000
Junior Subordinated Debentures	244	—	—	61,857	62,101
Operating Lease Commitments	4,002	5,847	3,734	1,387	14,970
Commitments to Fund Investments in Affordable Housing Partnerships	8,237	3,867	133	186	12,423
Time Deposits	850,630	44,265	—	—	894,895
Total Obligations	$983,113	$53,979	$3,867	$63,430	$1,104,389

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At September 30, 2013 and December 31, 2012, we had commitments to extend credit of $295.5 million and $254.6 million, respectively.  Obligations under standby letters of credit totaled $13.3 million and $14.6 million at September 30, 2013 and December 31, 2012, respectively. Total commercial letters of credit totaled $7.7 million at September 30, 2013 and $8.5 million at December 31, 2012. Commitments to fund investments in affordable housing partnerships totaled $12.4 million at the end of the third quarter of 2013, compared to $10.5 million at the end of the fourth quarter of 2012.  Operating lease commitments totaled $15.0 million at the end of the third quarter of 2013 as well as at the end of the fourth quarter of 2012.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at September 30, 2013 and totaled $265,000 at both December 31, 2012 and September 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans originations and investment purchases. Total deposits increased to $2.25 billion at September 30, 2013, compared with $2.17 billion at December 31, 2012. Non-time deposits at September 30, 2013 increased to $1.36 billion, from $1.35 billion at December 31, 2012, and time deposits increased to $889.1 million at September 30, 2013, from $814.9 million at December 31, 2012.

The increase in deposits of $86.8 million from December 31, 2012 to September 30, 2013 was primarily attributable to the $70.0 million increase in demand deposit accounts and an increase in Jumbo time deposits of $109.5 million during the nine months ended September 30, 2013.  The increases were offset by declines in other time deposits and money market accounts during the first nine months of 2013.  During the third quarter of 2013, the Company had a promotional CD campaign to commemorate the Bank’s 33rd anniversary. During the campaign, higher Jumbo CD rates were offered to customers resulting in a large inflow of Jumbo time deposits.  The deposit campaign ended during the third quarter of 2013.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter of 2013 decreased to 0.67%, from 0.78% for the same period of the prior year. Average rate paid on other time deposits decreased from 0.92% for the third quarter of 2012 to 0.82% for the third quarter of 2013.  The average rate paid on money market, savings, and NOW accounts also decreased from 0.74% for third quarter of 2012 to 0.61% for the third quarter of 2013. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.66% for the quarter ended September 30, 2012, to 0.53% for the quarter ended September 30, 2013, a decrease of 13 basis points.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	September 30, 2013		December 31, 2012		September 30, 2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, non-interest-bearing deposits	$624,825	N/A	$540,897	N/A	$523,169	N/A
Savings deposits	101,204	1.73%	99,371	2.06%	100,299	2.20%
NOW deposits	27,507	0.19%	27,317	0.21%	27,310	0.23%
Money market deposits	590,669	0.63%	653,020	0.66%	637,082	0.76%
Time deposits of $100,000 or more	662,280	0.67%	585,134	0.72%	600,204	0.78%
Other time deposits	212,848	0.82%	248,237	0.84%	274,366	0.92%
Total deposits	$2,219,333	0.53%	$2,153,976	0.59%	$2,162,430	0.66%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at September 30, 2013 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

September 30, 2013
Three months or less	$301,140
Over three months through six months	84,214
Over six months through twelve months	267,072
Over twelve months	30,864
Total	$683,290

At September 30, 2013 we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 9.81% of our total deposits at September 30, 2013 and 8.8% of our total deposits at December 31, 2012.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company did not have any brokered deposits at September 30, 2013, but had $1.5 million in these deposits at December 31, 2012.  Continued reduction in deposit interest rates helped to reduce our cost of deposits during the nine months ended September 30, 2013.  However, as competition for deposits increases in our market, to improve our net interest margin, as well as to maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for funding loans, investment activities and for other general business purposes, we may from time to time obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  At September 30, 2013 the Company had $120.0 million FHLB borrowings outstanding.  The borrowings were open advances with no stated maturity.

The following table is a summary of FHLB borrowings for the quarters indicated:

(Dollars in Thousands)	September 30, 2013	December 31, 2012
Balance at quarter end	$120,000	$150,000
Average balance during the quarter	123,043	14,130
Maximum amount outstanding at any month-end	120,000	150,000
Average interest rate during the quarter	0.12%	0.28%
Weighted average interest rate at quarter-end	0.10%	0.28%

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at September 30, 2013 and December 31, 2012, totaled $529.7 million and $652.0 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $258.5 million and $215.3 million, at September 30, 2013 and December 31, 2012, respectively.  Our liquidity levels measured as the percentage of liquid assets to total assets were 18.7% and 23.7%, at September 30, 2013 and December 31, 2012, respectively. Not including securities pledged to secure deposits, liquid assets to assets ratio at September 30, 2013 and December 31, 2012, were 9.6% and 15.9%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. At September 30, 2013, our borrowing capacity from the FHLB was $788.9 million with $120.0 million in outstanding borrowings leaving $668.9 million in available capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At September 30, 2013, availability of these lines totaled $85.9 million, with no outstanding borrowings.

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

As of September 30, 2013, all of our capital ratios were in excess of the regulatory requirements for a “well capitalized institution”. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory Adequately-	Regulatory Well-	Capital Ratios as of:
Wilshire Bancorp (Bancorp) &	Capitalized	Capitalized	September 30, 2013		December 31, 2012		September 30, 2012
Wilshire State Bank (Bank):	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank

Total capital to risk-weighted assets	8.00%	10.00%	19.50%	16.61%	19.74%	19.29%	20.61%	20.11%
Tier I capital to risk-weighted assets	4.00%	6.00%	18.24%	15.35%	18.47%	18.02%	19.33%	18.83%
Tier I capital to average assets	4.00%	5.00%	14.83%	12.48%	14.87%	14.52%	14.96%	14.58%

At September 30, 2013, the Company’s Tier 1 capital totaled $413.7 million, compared with $384.9 million at December 31, 2012. At the Bank level, Tier 1 capital totaled $347.6 million at September 30, 2013, compared with $375.5 million at December 31, 2012. The increase in Tier 1 capital for the Company was primarily due to the income earned during the nine months ended September 30, 2013.  The Bank’s Tier 1 capital decreased at September 30, 2013 compared to December 31, 2012 primarily due to $65.0 million in dividends paid to the Company, for its cash needs related to dividend payments to the Company’s shareholders, stock repurchases,  and pending acquisition.  The decline partially was offset by the Bank’s net income of $36.1 million for the nine months ended September 30, 2013.

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

During the second quarter of 2013, the Company repurchased a total 651,412 shares of common stock through 10 different transactions.  The average weighted price of total shares purchased was $6.56 per share.  The aggregate cost of the repurchase, including commissions, totaled $4.3 million.  The shares repurchased during the second quarter of 2013 represents 18.3% of the total authorized amount.  The Company did not repurchase any shares of stock during the first or third quarter of 2013. The reduction in weighted average shares for the three and nine months ended September 30, 2013 compared to the same periods of the previous year reflect the repurchased shares that are no longer considered to be outstanding.

During the second quarter of 2013, the Company also announced that the Board of Directors approved the reinstatement of the Company’s quarterly dividend.  A cash dividend of $0.03 per common share was paid on July 15, 2013, to shareholders of record at the close of business on June 30, 2013. On September 10, 2013 the Company announced that the Board of Directors approved a cash dividend of $0.03 per common share, payable on October 15, 2013, to shareholders of record at the close of business on September 30, 2013.

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

Although the simulation measures the volatility of net interest income and EVE under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario.  The Asset/Liability Management Committee policy prescribes that for the worst reasonably-possible rate-change scenario, the expected reduction of net interest income and EVE should not exceed 25% of the base net interest income and 30% of the base EVE, respectively.

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points would result in a small increase in our net interest income but lower our EVE. A reduction in interest rates of 200 basis points or more would result in a reduction to both net interest income and EVE. However, interest rates are not likely to decrease 200 basis points at this point in time. An increase in interest rates would result in increasing net interest income, while EVE would decline as interest rates rise.  This is mainly due to negative convexity as securities and longer term assets tend to lose value at an increasing rate as interest rates rise.  Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates.  Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at September 30, 2013 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2013
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,173,356	$90,855	$842,343	$152,376	$2,258,930
Investment securities	8,377	28,160	127,384	161,841	325,762
Federal funds sold and other cash equivalents	61,510	30,000	—	—	91,510
Total	$1,243,243	$149,015	$969,727	$314,217	$2,676,202

Interest-bearing liabilities:
Savings deposits	$101,790	$—	$—	$—	$101,790
Time deposits of $100,000 or more	301,140	351,286	30,864	—	683,290
Other time deposits	43,125	149,614	13,056	—	205,795
Other interest-bearing deposits	606,878	—	—	—	606,878
FHLB advances	120,000	—	—	—	120,000
Junior Subordinated Debenture	61,857	—	—	—	61,857
Total	$1,234,790	$500,900	$43,920	$—	$1,779,610

Interest rate sensitivity gap	$8,453	$(351,885)	$925,807	$314,217	$896,592
Cumulative interest rate sensitivity gap	$8,453	$(343,432)	$582,375	$896,592
Cumulative interest rate sensitivity gap ratio (based on total assets)	0.30%	-12.12%	20.56%	31.65%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of September 30, 2013.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)

+400	10.73%	-7.77%
+300	7.66%	-5.71%
+200	4.65%	-3.21%
+100	1.99%	-1.11%
0	—	—
- 100	0.53%	-2.03%
- 200	-1.49%	-8.68%
- 300	-2.29%	-10.69%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the outcome of the claims. Loss contingencies for all legal claims totaled $250,000 at September 30, 2013 and totaled $265,000 at both December 31, 2012 and September 30, 2012.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.      Risk Factors

No material changes from previous disclosures in annual report or Form 10-K, for the fiscal year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

2.1                   Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (filed as Exhibit 2.1 to Wilshire Bancorp, Inc.’s Current Report on Form 8-K, as filed with the SEC on July 15, 2013, and incorporated herein by reference)

31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                      Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 4, 2013	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Reference Number	Item

2.1

Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (filed as Exhibit 2.1 to Wilshire Bancorp, Inc.’s Current Report on Form 8-K, as filed with the SEC on July 15, 2013, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Unaudited Notes to Consolidated Financial Statements.