Form 10-K
period 2013-12-31
WILSHIRE BANCORP INC
filed 2014-03-14
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $412.5 million (computed based on the closing sale price of the common stock at $5.47 per share as of such date). Shares of common stock held by each officer and director and each person owning more than ten percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of common Stock of the registrant outstanding as of March 10, 2014 was 78,172,076.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to the registrant's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION

        This Annual Report on Form 10-K, or the "Report," the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, incorporate by reference or may incorporate by reference certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that Act. The forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as "the Company," "we," "us," or "our" unless the context requires otherwise) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, as well as the factors discussed elsewhere in this Report, including the discussion under the section entitled "Risk Factors."

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as the "Bank." In October 2013, we changed the name of our subsidiary from Wilshire State Bank to Wilshire Bank. Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, the Bank has 38 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 9 loan production offices, or "LPOs", utilized primarily for the origination of loans under our Small Business Administration, or "SBA", lending program in California, Colorado, Georgia, Texas (2 offices), New Jersey, Washington, and Virginia.

        Deposits in Wilshire Bank are insured up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31,

2013, we had approximately $3.62 billion in assets, $2.86 billion in total loans (net of deferred fees and including loans held-for-sale), and $2.87 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic populations of Southern California, Texas, New Jersey, and the New York metropolitan area. Our client base reflects the ethnic diversity of these communities.

        To address the needs of our multi-ethnic customer base, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language and understand the different traditions of our customers assists us in tailoring products and services for our customers' needs.

Recent Transactions

        During the fourth quarter of 2013, the Company completed its acquisitions of BankAsiana, previously headquartered in Palisades Park, New Jersey, and Saehan Bancorp ("Saehan"), previously headquartered in Los Angeles, California. The acquisition of BankAsiana was completed on October 1, 2013 and the acquisition of Saehan was completed on November 20, 2013. With the completion of the acquisitions, three branches in the New York/New Jersey area and ten branches in Southern California were added to the Company's existing branch network, which now consists of 38 branches within the United States.

        The acquisitions were accounted for in accordance with generally accepted accounting principles and the assets and liabilities of BankAsiana and Saehan were recorded at fair value as of the acquisition dates. Goodwill recorded from the acquisitions for the fourth quarter of 2013 totaled $60.8 million in the aggregate, $10.8 million from the acquisition of BankAsiana and $50.0 million from the acquisition of Saehan. After all acquisition accounting adjustments, total assets acquired from BankAsiana were $204.1 million and total assets acquired from Saehan were $589.1 million at the time of the acquisitions.

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

Future Growth

        As part of our efforts to achieve stable and long-term profitability and respond to the changing economic environment in Southern California and our other primary markets, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation, and new types of lending and deposit products. To date, we have not expanded into areas of brokerage or similar investment products and services but rather, we have concentrated primarily on the core businesses of accepting deposits, making loans, and extending credit.

        In 2014, we plan to continue to closely monitor and review the loan production levels of our branches and LPOs, while increasing our marketing efforts in our primary markets. During 2013, we acquired BankAsiana in an effort to expand our presence in the East Coast markets. We also opened a branch office in Palisades Park, New Jersey during the first half of 2013. We also acquired Saehan in 2013 as a means to expand our network in our main market of Southern California. We previously underwent efforts to improve and enhance our loan origination and underwriting procedures, including the segregation of personnel and responsibilities related to loan sales from personnel and responsibilities related to loan underwriting processes. This separation resulted in a renewed focus on the underwriting of loans. We will continue to act with prudence in our lending practices and closely follow our improved underwriting policies and procedures as we seek to grow our loan portfolio.

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

        Trade Finance Services ("TFS")—Our TFS primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby the Company, at the request of and in accordance with customers instructions, undertakes to reimburse or cause to reimburse a third party, provided that77 certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. The Company's TFS offers the following types of letters of credit to customers:

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

        We grant individual lending authority to the President, Chief Credit Officer, and select department managers of the Bank. Loans for which direct and indirect borrower liability exceeds an individual's lending authority are referred to the Management Loan Committee of the Bank (a five-member committee comprised of the President, Chief Credit Officer, Chief CRE Lending Officer, Chief Commercial Banking Officer and alternating between one of the two Senior Credit Managers) or our Bank Directors Loan Committee.

        At December 31, 2013, our authorized legal lending limit was $79.8 million for unsecured loans, plus an additional $53.2 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2013 totaled $532.1 million.

        In 2012 and 2013, we experienced the first increase in overall gross loan balance since early 2010 with new originations focusing primarily on commercial real estate as well as residential mortgage, including warehouse lines of credit and SBA loans. In order to gain market shares in a highly competitive environment, we offered new and refinanced loans at current pricing trends which included low fixed rates for terms of 5 to 7 years. In 2013, the acquisitions of BankAsiana and Saehan also contributed to in an increase in total loans.

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

  •
  First, loan officers were separated from marketing officers and branch managers who are generally responsible for loan marketing. This was done by establishing three new underwriting centers. Initially we had three underwriting centers and subsequently we created another two, for a total of five underwriting centers as of December 31, 2013. The underwriting centers are overseen by credit individuals whose main job function is to objectively review and underwrite credit requests that are submitted by marketing officers or branch managers. The benefit of having independent underwriting centers is that underwriters can objectively underwrite loans with minimal influence from marketing individuals.

  •
  Second, standard underwriting procedures were revised to include calculating business, property, and global cash flows, and to ascertain business/personal net worth, and provide uniform underwriting templates. Previously, the Company did not include global cash flows in standard underwriting memos. The Company also did not have standard cash flow analysis and underwriting templates. The benefit of standardized underwriting, especially cash flow analysis and inclusion of the global cash flow analysis, is that credit decision makers are better informed of the borrowers' financial performance and therefore are able to more soundly make credit decisions.

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

  •
  In 2013, we further enhanced the loan monitoring procedure. We continued to encourage proactive monitoring of the portfolio, and the underwriters continue to rigorously assess all credits. They focus on cash flows, payment history, property tax delinquency status, credit scores, compliance of covenant and conditions, and proper allocation of loan risk grade on all accounts. We have a robust tickler system and reporting system. The new reporting allows management the ability to closely monitor the portfolio. As a result, we replaced the "Compliance Certificate Memo" (CCM) with the "Asset Review Memo" (ARM). The ARM is completed on criticized and classified credits.

        As a result of these measures, from 2012 to 2013, we experienced an improvement in the overall credit quality of our loan portfolio, including year over year decreases in delinquent and non-performing loans, as well as a decline in loan charge-offs.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, apartment buildings, and other commercial properties. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. Many of our new real estate loan originations, however, bear fixed rather than floating rates due to the highly competitive market environment. As such, we have expanded the number of fixed rate commercial mortgages with maturities that generally do not exceed 7 years. Some refinances of existing real estate loans also had higher loan-to-value ("LTV") ratios because collateral values have decreased since initial origination five to seven years earlier. For these refinances, other factors including but not limited to good payment history, high credit scores, sufficient cash flow, and the guarantor's overall financial strength were considered to mitigate credit risks. At December 31, 2013, real estate loans, including construction loans constituted approximately 83.8% of our loan portfolio.

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

        Our total home mortgage loan portfolio outstanding at the end of 2013 and 2012 was $128.5 million and $111.3 million, respectively. At December 31, 2012 we had residential mortgage loans with interest only payments totaled $1.2 million. We did not have any residential loans with interest only payments at December 31, 2013.

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

        Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower. These lines of credit are secured primarily by business assets such as accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, or another established index. We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loan is sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements, results in the commercial loan treatment for warehouse loans. Warehouse loans at December 31, 2013 totaled $45.2 million.

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

        SBA loans continue to remain an important component of our business. The net revenue from our SBA department represented 19.3%, 11.8%, and 27.1% of our total net revenue for 2013, 2012, and 2011, respectively.

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

        Our consumer loan production has historically been comparatively small, and has always represented less than 1% of our total loan portfolio. As of December 31, 2013, our consumer loan portfolio represented 0.5% of the loan portfolio, down from 0.6% at December 31, 2012.

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $950,000, $933,000, and $954,000 in 2013, 2012, and 2011, respectively.

Investing Activities

        Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy that addresses strategies, types, and levels of allowable investments. Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. Our investment portfolio consists of securities of government sponsored enterprises, mortgage backed securities, collateralized mortgage obligations, corporate securities, and municipal securities.

        We classify all our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. At December 31, 2013 investment securities available-for-sale totaled $352.4 million and total investments held-to-maturity totaled $35,000.

Deposit Activities and Other Sources of Funds

        Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively predictable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors) are less predictable. Customer deposits remain our primary source of funds, but these balances may be influenced by adverse market changes in the industry. Other borrowings may be used:

  •
  on a short-term basis to compensate for reductions in deposit inflows to less than projected levels, and

  •
  on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

        We offer a variety of accounts for depositors which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), regular savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts, installment savings accounts, and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. As needed, we augment these customer deposits with brokered deposits. Types of deposit accounts offered by us and other sources of funds are described below:

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

        As a member of the Federal Home Loan Bank ("FHLB") system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2013, we owned $16.0 million in FHLB stock.

        Advances from the Federal Home Loan Bank are secured by the Federal Home Loan Bank stock. In addition to FHLB stock, under the FHLB's standard credit program, advances can be secured by blanket lien on loans in our portfolio or may be secured by securities which are obligations of or guaranteed by the U.S. government under the FHLB's securities backed program. At December 31, 2013, our borrowing capacity with the San Francisco Federal Home Loan Bank was approximately $830.1 million, with $180.0 million in borrowings outstanding and $650.1 million in capacity remaining. Through the acquisition of BankAsiana, we acquired $10.0 million in advances from the Federal Home Loan Bank of New York and the underlying capital stock that collateralized the advances. At December 31, 2013, the fair value of advances acquired from BankAsiana was $10.3 million and we owned FHLB of New York capital stock totaling $450,000. We had no borrowing capacities at the New York Federal Home Loan Bank at December 31, 2013.

Internet and Mobile Banking

        We offer internet banking, which allows our customers to access their deposit and loan accounts through the internet. We also offer mobile banking which allows our customer to access their deposit accounts through personal electronic devices such as smartphones and tablets. Through either Internet or mobile banking, customers are able to obtain transaction history and account information, transfer funds between accounts, make on-line bill payments, and open deposit accounts. We intend to improve and develop our Internet and mobile banking products and other delivery channels as the need arises and our resources permit.

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

Competition

  Regional Branch Competition

        We currently operate 38 branch offices, 28 in California, 2 in Texas, 4 in New Jersey, and 4 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the ethnic diversity of these communities.

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

        We continue to experience a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include seven locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers as well.

        A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited but increase number of bilingual staff for Korean-speaking or other language customers. Although these banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality personalized service and fast local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs, in Newark, California; Bellevue, Washington; Aurora, Colorado; Atlanta, Georgia; Palisades Park, New Jersey; New York, New York; Dallas, Texas; Houston, Texas; and Annandale, Virginia. We opened our Palisades Park, New Jersey and New York, New York LPOs in 2013. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of stagnation in the U.S. economy and real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2014, with our expanded coverage from our newly opened LPOs, our focus will be to cautiously increase loan originations at these offices.

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

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, PDA or smartphones, tablets, mail, home computer, ATMs, self-service branches, and/or in store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as the technology becomes widely available, the competitive pressure to be at the forefront of such advancements will be significant.

        The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size and major banks which originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain LPOs. In addition, because these loans are largely broker-driven, we compete to a large extent with banks that originate SBA loans outside of our immediate geographic area. Furthermore, because these loans may be originated out of LPOs specifically set up to originate SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. However, the resale market for SBA loans may grow, decline or, maintain its current status.

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 83.8% of our loan portfolio at December 31, 2013 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 545 full time equivalent employees (541 full-time employees and 6 part-time employees) as of December 31, 2013. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

Wilshire Bancorp

        Wilshire Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, or "the Bank Holding Company Act", and is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

  Regulatory Restrictions on Dividends; Source of Strength

        We are regarded as a legal entity separate and distinct from our subsidiaries. The principal source of our revenues will be dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to us without regulatory approval. In certain circumstances, Wilshire Bancorp may be required to obtain prior approval from the Federal Reserve Board to make capital distributions to its shareholders. The Federal Reserve Board has the authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. In addition, the Federal Reserve Board issued Supervisory Letter SR 09-4 on February 24, 2009 and revised such letter on March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the company's net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. The policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

        Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. The Dodd-Frank Act (as defined below) codified this policy as a statutory requirement; however, the Federal Reserve Board has not yet adopted regulations to implement this requirement.

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

  Activities "Closely Related" to Banking

        The Bank Holding Company Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

  Gramm-Leach-Bliley Act; Financial Holding Companies

        The Gramm-Leach-Bliley Financial Modernization Act, or GLBA, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are "financial in nature." The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well-capitalized" and "well managed" and must have a Community Reinvestment Act rating of at least "satisfactory." We have not yet made an election to become a financial holding company, but we may do so at some time in the future.

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

  Safe and Sound Banking Practices

        The Federal Reserve Board also has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

  Annual Reporting; Examinations

        We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. Furthermore, the Bank is subjected to compliance examinations by the FDIC and the California Department of Business Oversight, or "DBO".

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

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total risk-based capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2013, our Tier 1 risk-based capital ratio was 14.79% and our total risk-based capital ratio was 16.05%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2013, our leverage ratio was 13.44%.

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets. Capital requirements are discussed further with respect to the Company and the Bank below under "Capital Requirements (Holding Company and Bank)," in addition, the new capital requirements under Basel III are discussed below under "New Capital Requirements Under Basel III."

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

  FIRREA

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect the Company and the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal Deposit Insurance Fund ("DIF") against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

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

  Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act has and may continue to result in dramatic changes across the financial regulatory system, some of which become effective and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on ours and the Bank's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will or already has:

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

  Volcker Rule

        The final rules adopted on December 10, 2013 to implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule," prohibit insured depository institutions and companies affiliated with insured depository institutions ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014. Certain collateralized debt obligations ("CDOs"), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

        Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution's compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

  Wilshire Bank

        In October 2013, we changed the name of our subsidiary from Wilshire State Bank to Wilshire Bank. Wilshire Bank is subject to extensive regulation and examination by the California Department of Business Oversight, or the DBO, and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and state laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

  Dividends

        The ability of the Bank to pay dividends on its common stock is restricted by the California Financial Code, the FDIA and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income for the last three fiscal years (less any distributions made to shareholders during such period), or, with the prior written approval of the Commissioner of Department of Business Oversight, in an amount not exceeding the greatest of:

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

        FDICIA also establishes a prompt corrective action (PCA) framework that divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1

Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank's capital ratios were above the requirements for a "well-capitalized" institution as of December 31, 2013. These PCA guidelines are revised by Basel III. See "New Capital Requirements Under Basel III" below.

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

  FDIC Deposit Insurance Assessments

        Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which it are assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

        Funds in non-interest bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

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

  Consumer Laws and Regulations

        In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The—Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

  Federal Home Loan Bank System

        The Federal Home Loan Bank system, or the "FHLB," of which the Bank is a member, consists of 12 regional FHLB's governed and regulated by the Federal Housing Finance Board, or the FHFB. The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

        With the acquisition of BankAsiana, we acquired $10.0 million in advances from the FHLB of New York. The advances were recorded at a fair value of $10.4 million, or a premium of $357,000. We also own capital stock of FHLB New York as collateral for the outstanding advances. We are not member of the FHLB of New York and nor do we have any borrowing capacities from them.

  Mortgage Banking Operations

        The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and the regulations promulgated there-under which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California DBO, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. Wilshire Bank is an approved Housing and Urban Development or ("HUD") lender or mortgagee and as such we must report to HUD. On an annual basis we are required to report our annual, audited financial and non-financial information necessary for HUD to evaluate compliance with the Fair Housing Act or ("FHA") requirements.

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

  Capital Requirements (Holding Company and Bank)

        At December 31, 2013, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2013.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the statement of financial condition as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into three tiers. The first, "Tier 1 capital" includes common equity, our Series A Preferred Stock, and trust-preferred securities subject to certain criteria and quantitative limits. The second, "Tier 2 capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Lastly, "Tier 3 capital" consists of qualifying unsecured debt. The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital. The risk-based capital guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8.00% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00%.

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

  New Capital Adequacy Requirements Under Basel III

        On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the "Basel III Rules." The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and our subsidiary bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.

        The Basel III Rules include new risk-based and leverage capital ratio requirements refine the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

        The Basel III Rules will also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.

        The Basel III Rules also revise the PCA framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt correction action rules will be modified to include a common equity Tier 1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as "well capitalized:" (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

        The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.

        In addition, the final rule includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

        The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will have also have phase-in periods. The Company must comply with the final Basel III Rules beginning on January 1, 2015.

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

        At December 31, 2013, the concentration of loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represented approximately 334%, over the threshold of 300% stated in the interagency guidance on concentrations in commercial real estate.

The increase of this threshold to over 300% in 2013 was primarily due to the acquisition of Saehan Bancorp which held high concentrations of commercial real estate loans. As a result of the increase in concentration of commercial real estate loans from the acquisition, management has developed a plan to monitor and reduce our concentration of commercial real estate loans. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management will continue to undertake controls to monitor the Bank's commercial real estate lending, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

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

  Incentive Compensation

        In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

        The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called "golden parachute" payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

  Technology Risk Management and Consumer Privacy

        State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

        Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

        Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

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

        Increase in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans. An increase in non-performing loans could potentially lead to a decline in earnings, which could in turn deplete our capital, leaving the Company undercapitalized. Non-performing loans for the year ended December 31, 2013 were $37.2 million, compared to $28.0 million, at the end of 2012, and $43.8 million at the end of 2011. The acquisitions of BankAsiana and Saehan accounted for $2.2 million of the total increase in non-performing loans in 2013.

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

        In addition, the FDIC and the DBO, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. Such regulatory agencies may require us to increase our provision for losses on loans and loan commitments or to recognize further loan charge-offs, based upon judgments different from those of management. Any increase in our allowance required by the FDIC or the DBO could adversely affect us.

Banking organizations are subject to interest rate risk and changes in interest rates may negatively affect our financial performance.

        A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans we extend to our clients and securities held in our investment portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.

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

        Liquidity is essential to our business. Liquidity risk is the potential that the Bank or Company will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

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

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. As of December 31, 2013, the Bank is unable to pay dividends to the Company without prior regulatory approval because the bank issued dividends to the Company in excess of income earned for the three years ended December 31, 2013.

To continue our growth, we are affected by our ability to identify and acquire other financial institutions.

        We intend to continue our current growth strategy. This strategy includes opening new branches and acquiring other banks that serve customers or markets we find desirable. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost. Additionally, our completed acquisitions, or any future acquisitions, may not produce the revenue, earnings or synergies that we anticipated.

Combining Wilshire with BankAsiana and Saehan Bancorp may be more difficult, costly or time consuming than expected.

        Until the completion of the respective mergers, Wilshire, BankAsiana and Saehan Bancorp operated independently. The success of the BankAsiana merger and the Saehan merger, including anticipated cost savings, depends, in part, on our ability to successfully combine the businesses of Wilshire with BankAsiana and/or Saehan. To realize these anticipated benefits, Wilshire is [in the process of integrating] the businesses of BankAsiana and Saehan Bancorp into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect Wilshire's ability to successfully conduct its business in the markets in which BankAsiana and Saehan now operate, which could have an adverse effect on Wilshire's financial results and the value of its common stock. If Wilshire experiences difficulties with the integration process, the anticipated benefits of these combinations may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause BankAsiana or Saehan to lose customers or cause customers to remove their accounts from BankAsiana or Saehan and move their business to competing financial institutions. Integration efforts between the companies will also divert management attention and resources. These integration matters could have an adverse effect on Wilshire for an undetermined period after completion of these mergers. In addition, the actual cost savings of the mergers could be less than anticipated.

If we fail to successfully integrate BankAsiana and/or Saehan into our internal control over financial reporting or if the internal control of BankAsiana or Saehan over financial reporting were found to be ineffective, the integrity of our, and/or BankAsiana's or Saehan's, financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

        As a private company, each of Saehan and BankAsiana has not been subject to the requirements of the Exchange Act with respect to internal control over financial reporting, and for a period of time after the consummation of the merger transaction, our management evaluation and auditor attestation regarding the effectiveness of our internal control over financial reporting will be permitted to exclude the operations of Saehan and BankAsiana. The integration of Saehan and BankAsiana into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. If we fail to successfully integrate these operations into our internal control over financial reporting, our internal control over financial reporting may not be effective. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results and the market's perception of our business and our stock price. In addition, if Saehan's or BankAsiana's internal control over financial reporting were found to be ineffective, the integrity of Saehan's or BankAsiana's, respectively, past financial reporting could be adversely impacted.

Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted Mirae Bank acquisition and our 2013 acquisitions of BankAsiana and Saehan Bancorp may be non-recurring or finite in duration.

        On June 26, 2009, we acquired the banking operations of Mirae Bank from the FDIC. Through the acquisition, we acquired approximately $395.6 million of assets and assumed $374.0 million of liabilities. The Mirae Bank acquisition was accounted for under the purchase method of accounting and we recorded a bargain purchase gain totaling $21.7 million as a result of the acquisition. This gain was included as a component of non-interest income on our statement of income for 2009. The amount of the gain was equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities. The bargain purchase gain resulting from the acquisition was a one-time, extraordinary gain that is not expected to be repeated in future periods.

        In addition, the loans that we acquired from Mirae Bank were acquired at a $54.9 million discount. In 2013, we acquired BankAsiana and Saehan and their loan portfolio at a discount of $9.2 million and $27.7 million, respectively. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $2.5 million, $1.9 million, and $2.4 million on loans purchased at a discount was recorded as interest income during 2013, 2012, and 2011, respectively.

        As of December 31, 2013, the balance of the carrying value of our discount on former Mirae loans was $2.2 million, which declined by $1.2 million from its carrying value of $3.4 million as of December 31, 2012 and by $52.7 million from its initial value of $54.9 million. The carrying value of the discount on former BankAsiana and Saehan loans was $6.9 million and $25.1 million, respectively, at December 31, 2013. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing assets, could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        We acquired significant portfolios of loans in the Mirae Bank acquisition and the BankAsiana and Saehan Bancorp acquisitions. Although these loans were marked down to their estimated fair value, the acquired loans may suffer further deterioration in value resulting in additional charge-offs. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs in the loan portfolio that we acquired from Mirae Bank, BankAsiana, and Saehan Bancorp and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

        In connection with our acquisition of the covered loans from the FDIC, as receiver for Mirae Bank, and the indemnification agreement we entered into with the FDIC as part of such acquisition, we recorded an FDIC indemnification asset in accordance with ASC 805 (Business Combinations). In 2012, the Company recorded $7.9 million in total impairment charges to the FDIC indemnification asset as a result of overall improved credit quality in the covered loan portfolio. There were no impairment charges during the year ended December 31, 2013. If actual and expected cash flows from the covered loan portfolio continue to improve over the foreseeable future, we may be required to take further impairments to the FDIC loss-share indemnification asset.

Our ability to obtain reimbursement under the FDIC loss sharing agreement on covered assets depends on our compliance with the terms of the FDIC loss sharing agreement.

        The Company must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. As of June 30, 2009, $235.6 million, or 6.86%, of the Company's assets were covered by the FDIC loss sharing agreement compared to $77.7 million or 2.15% as of December 31, 2013. We may not be able to manage the covered assets in such a way as to always maintain loss share coverage on all such assets, which may have an adverse effect on our operations and financial condition.

        The loss-sharing agreement with the FDIC related to losses on loan acquired from Mirae Bank expires in June 2014, although recoveries will remained covered under the agreement for an additional three years. Upon the expiration of the loss-sharing agreement in respect to losses, the remaining balance of the FDIC indemnification assets, less any payments yet to be received from the FDIC will be written down and expensed.

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

Difficult economic and market conditions may continue to adversely affect Wilshire's industry and business.

        Wilshire is operating in a challenging and uncertain economic environment, including generally uncertain global, national and local conditions. The significant economic contraction of 2007 to 2009 adversely affected business activity across a wide range of industries and regions. Businesses and consumers were negatively impacted and capital and credit markets experienced volatility and disruption. Economic conditions affect the ability of borrowers to pay interest on and repay principal of outstanding loans and affect the value of collateral securing loans. The economic contraction and related declines in real estate values caused an elevated level of impaired loans and an associated increase in loan loss provision and charge-offs, leading to net losses for the Company in 2010 and 2011.

        Wilshire's business is closely tied to the economies of its primary markets in general and is particularly affected by the economies of Southern California, New Jersey and the New York metropolitan area. The economies of California and the East Coast have generally stabilized and/or are recovering. The housing market has improved with prices increasing in 2013. Vacancy rates for commercial properties have stabilized and small business owners are increasingly considering bank borrowings in order to grow. However, slow economic growth and the lingering effect of the 2007 to 2009 downturn continue to make for challenging operating conditions which may continue for some time and may have an adverse impact on Wilshire.

The banking industry and Wilshire operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.

        Wilshire operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by the DBO, the FDIC and the Federal Reserve Board. The regulations affect Wilshire's investment practices, lending activities and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for Wilshire, limit the products Wilshire can offer or increase the ability of non-banks to compete and could adversely affect Wilshire in significant but unpredictable ways, which in turn could have a material adverse effect on Wilshire's financial condition or results of operations.

        The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees and overdraft services. The Dodd-Frank Act also requires the implementation of the "Volcker Rule" for banks and bank holding companies, which would prohibit proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. See the section entitled "Supervision and Regulation—The Dodd-Frank Act" for more information. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on Wilshire, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the CFPB, which was established pursuant to the Dodd-Frank Act, would apply to all banks and thrifts, and may increase Wilshire's compliance and operational costs in the future.

        In addition, the banking regulatory agencies adopted a final rule in July 2013 that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. See the risk factor entitled "—Wilshire may be subject to more stringent capital and liquidity requirements which would adversely affect Wilshire's net income and future growth" for more information.

        We cannot predict the substance or impact of pending or future legislation or regulation. Our compliance with these laws and regulations is costly and may restrict certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged on loans, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions and damage to our reputation which could have an adverse effect on our business and financial results.

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

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

        On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and Office of the Comptroller of Currency, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

        The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases capital ratios for all banking organizations and introduces a "capital conservation buffer" which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The final rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. We have the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculation. We are considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

        The final rule becomes effective for the Company on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

        Although we currently cannot predict the specific impact and long-term effects that Basel III will have on the Company and the banking industry more generally, we will be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against the Company which could restrict our future growth or operations.

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

        At December 31, 2013, approximately 83.8% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including drought, earthquakes, brush fires and flooding attributed to various weather phenomenon. In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into a financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions between 2008 and 2011. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

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

We rely heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect our financial condition and results of operations.

        Advances and changes in technology could significantly affect our business, financial condition, results of operations and future prospects. We face many challenges, including the increased demand for providing customers access to their accounts and the systems to perform banking transactions electronically. Our ability to compete depends on its ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, Our business and operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of its data processing systems.

Risks associated with our Internet-based systems and online commerce security, including "hacking" and "identify theft," could adversely affect our business.

        We have a website and conduct a portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing software, communications systems and information systems from a number of third parties to conduct our business. Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put its customer confidential information at risk.

        Although we have not experienced a cyber-incident that has been successful in compromising our data or systems, we can never be certain that all of our systems are entirely free from vulnerability to breaches of security or other technological difficulties or failures. The Company monitors and modifies, as necessary, its protective measures in response to the perpetual evolution of cyber threats.

        A breach in the security of any of the Company information systems, or other cyber incident, could have an adverse impact on, among other things, its revenue, ability to attract and maintain customers and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or related to remediation.

        Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

        Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called "Cybersecurity Framework," that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. It is unclear at this time what impact the Executive Order will have on our internet-based systems and online commerce security.

We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

        Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. Our future success depends, to a certain extent, on our ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. We may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to our customers. Failure to implement the necessary technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

        The Company recognized goodwill in connection with the acquisitions of Liberty Bank of New York, BankAsiana, and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at least annually. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08, a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore it would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. If management's assumptions used to evaluate goodwill are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Goodwill may be written down in future periods.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of March 10, 2014, there were approximately 78,172,076 shares of our common stock issued and outstanding, 1,050,400 shares of our authorized but unissued shares of common stock have been granted and are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," plus an additional 37,050 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 119,961,637 shares of our common stock remain authorized, not reserved for stock options, and available for future issuance and sale at the discretion of our Board of Directors.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 49,767 square feet as of December 31, 2013. This lease expires March 31, 2015, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rent for the lease is currently $70,000.

        At December 31, 2013, we had 38 full-service branch banking offices in Southern California, Texas, New Jersey, and New York. LPO offices in Dallas, Texas and Palisades Park, New Jersey operate within the same location as the branch offices located in those cities. We also lease 7 separate LPOs in Newark, California; Aurora, Colorado; Atlanta, Georgia; Texas; Houston, Texas; New York, New York; Bellevue, Washington; and Annandale, Virginia. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire	3200 Wilshire Boulevard, Suite 103 Los Angeles, California	Leased	7,426 ft	[2]	N/A	$11,436	Branch Office	March 2015
Rowland Heights	19765 East Colima Road Rowland Heights, California	Leased	2,860 ft	[2]	N/A	$8,901	Branch Office	May 2016
Western	841 South Western Avenue Los Angeles, California	Leased	4,950 ft	[2]	N/A	$26,747	Branch Office	June 2015
Olympic	2140 West Olympic Boulevard Los Angeles, California	Leased	9,247 ft	[2]	N/A	$15,720	Branch Office	August 2019
Valley	8401 Reseda Boulevard Northridge, California	Leased	7,350 ft	[2]	N/A	$12,263	Branch Office	October 2017
Van Nuys	9700 Woodman Avenue, # A-6 Arleta, California	Leased	1,150 ft	[2]	N/A	$3,085	Branch Office	March 2015
Downtown	401 E 11th Street, Suite 207-211 Los Angeles, California	Leased	5,500 ft	[2]	N/A	$16,828	Branch Office	June 2019
Cerritos	17500 Carmenita Road Cerritos, California	Leased	5,702 ft	[2]	N/A	$11,738	Branch Office	January 2017
Gardena	1701 W. Redondo Beach Blvd.,, #A Gardena, California	Leased	3,325 ft	[2]	N/A	$3,907	Branch Office	November 2021
Rancho Cucamonga	8045 Archibald Avenue Rancho Cucamonga, California	Leased	3,000 ft	[2]	N/A	$5,885	Branch Office	November 2015

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
City Center	3500 West 6th Street, #201 Los Angeles, California	Leased	3,538 ft	[2]	N/A	$18,461	Branch Office	May 2018
Irvine	14451 Red Hill Avenue Tustin, California	Leased	1,960 ft	[2]	N/A	$7,840	Branch Office	April 2014
Mid-Wilshire	3832 Wilshire Boulevard Los Angeles, California	Leased	3,382 ft	[2]	N/A	$13,528	Branch Office	December 2016
Fashion Town	1300 South San Pedro Street Los Angeles, California	Leased	3,208 ft	[2]	N/A	$6,163	Branch Office	March 2019
Fullerton	5254 Beach Boulevard Buena Park, California	Leased	1,440 ft	[2]	N/A	$5,063	Branch Office	July 2015
Huntington Park	6350 Pacific Boulevard Huntington Park, California	Purchased in 2005	4,350 ft	[2]	$710,000	N/A	Branch Office	N/A
Torrance	2424 Sepulveda Boulevard Torrance, California	Leased	2,360 ft	[2]	N/A	$7,648	Branch Office	June 2019
Garden Grove	9672 Garden Grove Boulevard Garden Grove, California	Purchased in 2005	2,549 ft	[2]	$1,535,500	N/A	Branch Office	N/A
Manhattan	308 Fifth Avenue New York, New York	Leased	7,544 ft	[2]	N/A	$34,858	Branch Office	September 2019
Bayside	210-16 Northern Boulevard Bayside, New York	Leased	2,445 ft	[2]	N/A	$11,440	Branch Office	April 2017
Flushing	150-24 Northern Boulevard Flushing, New York	Leased	2,300 ft	[2]	N/A	$16,704	Branch Office	July 2018
Fort Lee	215 Main Street Fort Lee, New Jersey	Leased	2,264 ft	[2]	N/A	$11,795	Branch Office	May 2017
Palisades Park	303 Broad Avenue Palisades Park, New Jersey	Leased	3,405 ft	[2]	N/A	$11,388	Branch/LPO Office	October 2019
South Palisades Park	7 Broad Avenue New York, New York	Leased	4,085 ft	[2]	N/A	$19,560	Branch Office	October 2017
East Fort Lee	172 Main Street Fort Lee, New Jersey	Leased	4,500 ft	[2]	N/A	$14,921	Branch Office	March 2018
East Flushing	162-05 Crocheron Avenue Flushing, New York	Leased	3,500 ft	[2]	N/A	$10,598	Branch Office	July 2017
West Wilshire	3580 Wilshire Boulevard, #120 Los Angeles, California	Leased	3,523 ft	[2]	N/A	$8,808	Branch Office	December 2018
North Western	550 South Western Avenue Los Angeles, California	Leased	12,627 ft	[2]	N/A	$57,565	Branch Office	April 2015
San Pedro	1100 South San Pedro, #L21-25 Los Angeles, California	Leased	3,459 ft	[2]	N/A	$7,747	Branch Office	November 2015
South Fullerton	5300 Beach Boulevard, #101 Buena Park, California	Leased	3,155 ft	[2]	N/A	$13,756	Branch Office	January 2020
La Crescenta	2750 Foothill Boulevard La Crescenta, California	Leased	2,123 ft	[2]	N/A	$7,909	Branch Office	April 2015
West Rowland Heights	19036 Colima Road, #A Rowland Heights, California	Leased	3,516 ft	[2]	N/A	$10,585	Branch Office	May 2014

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
West Torrance	22501 Crenshaw Blvd., #400 & 500 Torrance, California	Leased	2,186 ft	[2]	N/A	$11,561	Branch Office	December 2014
South Irvine	14725 Jeffrey Road Irvine, California	Leased	2,950 ft	[2]	N/A	$16,099	Branch Office	June 2017
West Olympic	3224 West Olympic Boulevard Los Angeles, California	Leased	3,964 ft	[2]	N/A	$19,820	Branch Office	March 2018
West Gardena	2124 West Redondo Beach Blvd. Torrance, California	Leased	3,950 ft	[2]	N/A	$7,814	Branch Office	April 2016
Fort Worth	7553 Boulevard, #26 North Richland Hills, Texas	Purchased in 2009	3,500 ft	[2]	$1,100,000	N/A	Branch Office	N/A
Dallas	2237 Royal Lane Dallas, Texas	Purchased in 2003	7,000 ft	[2]	$1,325,000	N/A	Branch/LPO Office	N/A
Denver	2821 South Parker Road, #415 Aurora, Colorado	Leased	1,135 ft	[2]	N/A	$1,466	LPO Office	September 2015
Georgia	3483 Satellite Blvd., #309 South Duluth, Georgia	Leased	1,436 ft	[2]	N/A	$1,878	LPO Office	March 2015
Houston	9801 Westheimer, #801 Houston, Texas	Leased	1,096 ft	[2]	N/A	$1,876	LPO Office	March 2014
Virginia	7535 Little River Turnpike, #310A Annandale, Virginia	Leased	1,150 ft	[2]	N/A	$2,190	LPO Office	May 2014
Washington	10900 NE 8th Street, #1000 Bellevue, Washington	Leased	136 ft	[2]	N/A	$831	LPO Office	Month to Month
Northern California	39899 Balentine Drive, #200 Newark, California	Leased	145 ft	[2]	N/A	$975	LPO Office	November 2014
New York	43-42 162nd Street Flushing, New York	Leased	1,550 ft	[2]	N/A	$2,800	LPO Office	September 2015

*
Monthly rent is based on figures at December 31, 2013

        The Company has three primary business segments: Banking Operations, Trade Finance Services, and Small Business Administration Lending Services (see note 20). Our LPO office properties are part of our Small Business Administration Lending Services, while the rest of the branch offices are used by our Banking Operations. Trade Finance Services is located in our primary banking facilities. Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $250,000 at December 31, 2013 and $265,000 at December 31, 2012. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.    Mine Safety Disclosures

  Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

	Closing Sale Price
	High	Low
Year Ended December 31, 2013
First Quarter	$6.78	$5.87
Second Quarter	$6.94	$6.07
Third Quarter	$8.97	$6.87
Fourth Quarter	$11.13	$8.13
Year Ended December 31, 2012
First Quarter	$4.98	$3.50
Second Quarter	$5.47	$4.51
Third Quarter	$6.67	$5.37
Fourth Quarter	$6.55	$5.59

        On March 10, 2014, the closing sale price for the common stock was $10.98, as reported on the NASDAQ Global Select Market.

Shareholders

        As of March 10, 2014, there were 252 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

        As a California corporation, we are restricted under the California General Corporation Law ("CGCL") from paying dividends under certain conditions. Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available for the payment of dividends, as provided in the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if retained earnings, immediately prior to dividend payouts, are at least equal to the amount of proposed distribution. In the event that sufficient retained earnings are not available for the proposed distribution, a corporation may, nevertheless, make a distribution, if it meets both the "quantitative solvency" and the "liquidity" tests. In general, the quantitative solvency test requires that the sum of the assets of the corporation equal at least 1 1/4 times its liabilities. The liquidity test generally requires that a corporation have current assets at least equal to current liabilities, or, if the average of the earnings of the corporation before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the interest expense of the corporation for such fiscal years, then current assets must be equal to at least 1 1/4 times current liabilities. In certain circumstances, we may be required to obtain the prior approval of the Federal Reserve Board to make capital distributions to our shareholders.

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

        On June 4, 2013, the Board of Directors approved the reinstatement of quarterly cash dividends at $0.03 per common share. All dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs and general business conditions. Any dividend to our common shareholders must also comply with the restrictions associated with our Junior Subordinated Debentures as well as applicable bank regulations.

        The following table shows cash dividends to the Company's common shareholders for the two years ended December 31, 2013:

DECLARATION DATE	PAYABLE DATE	RECORD DATE	AMOUNT
December 30, 2013	January 15, 2014	January 6, 2014	$0.03 per share
September 9, 2013	October 15, 2013	September 30, 2013	$0.03 per share
June 4, 2013	July 15, 2013	June 30, 2013	$0.03 per share

        Cash dividends to US Treasury for on our previously held Preferred Stock for the two years ended December 31, 2013 is presented in the following table:

DATE PAID*	PERIOD	RATE	AMOUNT PAID
February 15, 2012	Nov 16, 2011 - Feb 15, 2012	5.00%	$776,975
April 3, 2012	Feb 16, 2012 - April 3, 2012	5.00%	$400,200
May 15, 2012	Feb 16, 2012 - May 15, 2012	5.00%	$26,975
July 5, 2012	May 16, 2012 - July 5, 2012	5.00%	$15,279

*
The Company redeemed 60,000 shares of Preferred Stock during the first quarter of 2012 and redeemed the remaining 2,158 shares during the second quarter of 2012.

        Our ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to us. The ability of the Bank to pay dividends is restricted by the California Financial Code, the FDIA, and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income, for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of Department of Business Oversight, in an amount not exceeding the greatest of:

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

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Incentive Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Incentive Plan, there were stock options outstanding to purchase 980,025 shares of our common stock and 6,718 shares of restricted stock as of December 31, 2013.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in May 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 37,050 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2013 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights*	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans**
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,023,793	$5.11	1,693,177
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	1,023,793	$5.11	1,693,177

*
Includes restricted stock awards

*
Does not includes securities reflected in column (a)

Repurchase of Common Stock

        During the first quarter of 2013, the Company's Board of Directors authorized the repurchase of up to 5% of its outstanding shares of common stock at the time, or approximately 3.6 million shares. The stock repurchase program became effective on March 28, 2013 and will expire one year later on March 28, 2014, or upon the repurchase of the maximum amount of shares authorized under the repurchase program. The program give management the authorization to repurchase shares through Rule 10b5-1 plans, the open market, privately negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. The Company has no obligation to repurchase any shares under this program and may suspend or discontinue the program at any time.

        The following table shows stock purchases made during the year ended December 31, 2013:

    (Dollars In Thousands, Except Shares and Per Share Data)

DATE PURCHASED	SHARES PURCHASED	AVERAGE PRICE PER SHARE	TOTAL COST*
April 26, 2013	50,000	$6.1437	$308
April 30, 2013	40,000	6.3446	255
May 01, 2013	40,000	6.3342	254
May 06, 2013	67,585	6.4529	437
May 07, 2013	77,883	6.4581	505
May 08, 2013	77,883	6.4914	507
May 13, 2013	67,742	6.5292	444
May 21, 2013	76,773	6.9123	532
May 22, 2013	76,773	6.8086	524
May 23, 2013	76,773	6.7646	521

Total	651,412	$6.5612	$4,287

*
Includes $0.02 per share in commission costs

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

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Wilshire Bancorp Inc.	$100.00	$93.05	$86.94	$41.42	$66.98	$125.73
NASDAQ© Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL© $1B - $5B Bank Index	100.00	71.68	81.25	74.10	91.37	132.87
SNL© Western Bank Index	100.00	91.83	104.05	94.00	118.63	166.91

Source:
SNL Financial LC, Charlottesville, VA

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the five years ended December 31, 2013. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Summary Statement of Operations Data:
Interest income	$123,739	$116,957	$129,964	$156,420	$158,354
Interest expense	13,409	17,055	22,589	42,704	58,891
Net interest income before (credit) provision for losses on loans and loan commitments	110,330	99,902	107,375	113,716	99,463
(Credit) provision for losses on loans and loan commitments	—	(34,000)	59,100	150,800	68,600
Non-interest income	34,183	28,249	23,805	35,912	57,316
Non-interest expenses	76,856	74,179	68,785	67,376	57,369
Income (loss) before income taxes	67,657	87,972	3,295	(68,548)	30,810
Income taxes provision (benefit)	22,281	(4,333)	33,625	(33,790)	10,686
Preferred stock cash dividend, accretion of Preferred Stock, and one-time adjustment from repurchase of Preferred Stock	—	1,401	(3,658)	(3,626)	(3,620)
Net income (loss) available to common shareholders	45,376	93,706	(33,988)	(38,384)	16,504
Per Common Share Data:
Net income (loss) available to common shareholders:
Basic	$0.63	$1.31	$(0.61)	$(1.30)	$0.56
Diluted	$0.63	$1.31	$(0.61)	$(1.30)	$0.56
Book value per common share	$5.63	$4.80	$3.49	$5.72	$7.01
Weighted average common shares outstanding:
Basic	71,771,116	71,288,484	55,710,377	29,486,351	29,420,291
Diluted	72,037,516	71,375,150	55,710,377	29,486,351	29,429,299
Year-end common shares outstanding	78,061,307	71,295,144	71,282,518	29,477,638	29,483,307

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Summary Statement of Financial Condition Data:
Total loans, net of unearned income[1]	$2,864,399	$2,152,340	$1,981,486	$2,326,624	$2,427,441
Allowance for loan losses	53,563	63,285	102,982	110,953	62,130
Other real estate owned	7,600	2,080	8,221	14,983	3,797
Total assets	3,617,735	2,750,863	2,696,854	2,970,525	3,435,997
Total deposits	2,871,510	2,166,809	2,202,309	2,460,940	2,828,215
Federal Home Loan Bank advances[2]	190,325	150,000	60,000	135,000	232,000
Junior subordinated debentures	71,550	61,857	87,321	87,321	87,321
Total shareholders' equity	439,418	342,417	309,582	229,162	266,136
Performance ratios:
Return on average total equity[3]	12.39%	30.18%	-11.46%	-12.69%	7.42%
Return on average common equity[4]	12.39%	30.18%	-16.66%	-17.96%	7.80%
Return on average assets[5]	1.56%	3.55%	-1.10%	-1.04%	0.67%
Net interest margin[6]	4.07%	4.07%	4.15%	3.66%	3.55%
Efficiency ratio[7]	53.18%	57.88%	52.44%	45.03%	36.59%
Net loans to total deposits at year end	97.89%	96.41%	85.30%	90.03%	83.63%
Common dividend payout ratio	14.51%	0.00%	0.00%	-3.84%	35.65%
Capital ratios:
Average common shareholders' equity to average total assets	12.63%	11.76%	7.39%	6.39%	7.08%
Tier 1 capital to quarter-to-date average total assets	13.44%	14.87%	13.86%	9.18%	9.77%
Tier 1 capital to total risk-weighted assets	14.79%	18.47%	19.59%	12.61%	14.37%
Total capital to total risk-weighted assets	16.05%	19.74%	20.89%	14.00%	15.81%
Asset quality ratios:
Non-performing loans to total loans[8]	1.30%	1.30%	2.21%	3.06%	2.92%
Non-performing assets to total loans and other real estate owned[9]	1.56%	1.39%	2.62%	3.68%	3.07%
Net charge-offs to average total loans	0.43%	0.40%	3.16%	4.33%	1.73%
Allowance for loan losses to gross loans receivable at year end	1.90%	3.15%	5.33%	4.79%	2.59%
Allowance for loan losses to non-performing loans	143.85%	226.40%	234.95%	155.76%	87.78%

1
Total loans is the sum of loans receivable and loans held-for-sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs) and discount on acquired loans

2
At December 31, 2013, our borrowing capacity with Federal Home Loan Bank was $830.1 million, with $650.1 million in remaining capacity

3
Net income divided by average total shareholders' equity

4
Net income available to common shareholders, divided by average common shareholders' equity

5
Net income divided by average total assets

6
Represents net interest income as a percentage of average interest-earning assets

7
Represents the ratio of non-interest expense to the sum of net interest income before provision for losses on loans and loan commitments and total non-interest income

8
Non-performing loans consist of non-accrual loans, loans past due 90 days or more, and restructured loans

9
Non-performing assets consist of non-performing loans (see note 8 above), and other real estate owned

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2013. The discussion should be read in conjunction with our consolidated financial statements and the notes related thereto which appear elsewhere in this Report.

Executive Overview

  Introduction

        Wilshire Bancorp, Inc. (the "Company") succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. We operate a community bank in the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by Korean-speaking immigrants, with many of the remaining businesses owned by Hispanic and other minority groups.

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

        In 2010 and 2011, we experienced significant losses due primarily to an increase in provision for loans losses and loan commitments that resulted from deterioration in the loan portfolio. Management was successful in reversing this trend and returning the Company in 2012 to its most profitable year in history. During 2012 and 2013, we experienced improvement in overall credit quality of our loan portfolio evidenced by a reduction in classified loans levels.

        On October 1, 2013, the Company acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 20, 2013 acquired Saehan, headquartered in Los Angeles, California. The acquisitions were accounted for in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." We acquired approximately $793.2 million in assets which included $550.2 million in loans. In addition, $666.0 million in total deposits were acquired through these transactions. The Company was able to add thirteen new branch offices and one LPO to our existing network of branches.

        The Saehan acquisition resulted in an additional ten branch offices in our primary market in Southern California, while the acquisition of BankAsiana strengthened our East Coast presence with an additional three branch offices in the New York/New Jersey area. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using strategic planning and market analysis, as our needs and resources permit.

        At December 31, 2013, we had approximately $3.62 billion in assets, $2.86 billion in total loans (net of deferred fees and including loans held-for-sale), and $2.87 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of the East Coast market.

2013 Key Performance Indicators

        We believe the following were key indicators of our operations during 2013:

  •
  Our total assets increased to $3.62 billion at the end of 2013, an increase of 31.5%, from $2.75 billion at the end of 2012.

  •
  Our total deposits increased to $2.87 billion at the end of 2013, an increase of 32.5%, from $2.17 billion at the end of 2012.

  •
  Our total loans increased to $2.86 billion at the end of 2013, an increase of 33.1%, from $2.15 billion at the end of 2012.

  •
  Total net interest income before credit for loan losses increased to $110.3 million in 2013, an increase of 10.4%, from $99.9 million in 2012.

  •
  We did not record any provision for losses on loans and loan commitments in 2013, compared to a credit for losses on loans and loan commitments of $34.0 million in 2012.

  •
  Total non-interest income increased to $34.2 million in 2013, an increase of 21.0%, from $28.2 million in 2012.

  •
  Total non-interest expense increased to $76.9 million, or 3.6%, in 2013, compared to $74.2 million in 2013. The increase is primarily due to the increase in salaries and benefits as the total number of employees increased during 2013 in addition to one-time costs related to the acquisitions of BankAsiana and Saehan.

        Net income available for common shareholders for 2013 decreased to $45.4 million, or $0.63 per basic and diluted common share, compared with net income available to common shareholders of $93.7 million, or $1.31 per basic and diluted common share in 2012. In 2012, the Company recorded a negative provision for losses on loans and loan commitments of $34.0 million in addition to recording deferred tax asset valuation reversals of $41.3 million during the year. During 2013, the Company did not record any provision for losses on loans and loan commitments and recorded an income tax provision of $22.3 million which resulted in a decline in net income from the previous year.

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

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, the evaluation of goodwill and intangible assets, evaluation of FDIC loss-share indemnification impairment, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

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

        The classification and accounting for investment securities are discussed in detail in notes 1 and 4 of the notes to the consolidated financial statements presented later in this report. Under ASC 320-10, investment securities generally must be classified as held-to-maturity, available-for-sale, or trading. The appropriate classification is based partially on our ability to hold the securities to maturity and largely on management's intentions with respect to either holding or selling the securities. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Unrealized gains and losses on trading securities flow directly through earnings during the periods in which they arise. Investment securities that are classified as held-to-maturity are recorded at amortized cost. Unrealized gains and losses on available-for-sale securities are recorded as a separate component of shareholders' equity (accumulated other comprehensive income or loss) and do not affect earnings until realized or deemed to be other-than-temporarily impaired.

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

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Impairments related to credit issues must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2013. Investment securities are discussed in more detail in Note 1 and 4 in the footnotes to our consolidated financial statements presented later in this report.

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

        As of December 31, 2013 and December 31, 2012, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, residential collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities ("ABS") and Collateralized Debt Obligations ("CDOs") that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2013 and 2012, until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. The unrealized losses on our investment in municipal securities were primarily attributable to both changes in interest rates and a repricing risk in the market. There were no unrealized losses on our corporate securities. We do not intend to sell the municipal bonds and it is more likely than not that we will not be required to sell the securities before recovery of the amortized cost basis as of December 31, 2013.

Small Business Administration Loans

        Certain SBA loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or fair value, determined on an aggregate basis. A valuation allowance is established if the fair value of such loans is lower than their cost, and operations are charged or credited for valuation adjustments. When we sell a loan, we usually sell the guaranteed portion of the loan and retain the non-guaranteed portion. We receive sales proceeds from: (i) the guaranteed principal of the loan, (ii) the deferred premium for the difference between the book value of the retained portion and the fair value allocated to the retained portion, and (iii) the loan excess servicing fee ("ESF"). At the time of sale, the deferred premium, which is amortized over the remaining life of the loan as an adjustment to yield, is recorded for the difference between the book value and the fair value allocated to the retained portion. The gain from the sale is recognized by taking the difference between the proceeds and the book value allocated to the sold portion in accordance with ASC 860 (Transfers and Servicing).

        We allocate the book value of the related loans among three portions on the basis of their relative fair value: (i) the sold portion, (ii) the retained portion, and (iii) the ESF. We estimate the fair value of each portion based on the following: (x) the amount received from the sale represents the fair value of the sold portion, (y) the fair value of the retained portion is computed by discounting its future cash flows over the estimated life of the loan, and (z) we calculate the fair value of the ESF for the loan from the cash in-flow of the net servicing fee over the estimated life of the loan, discounted at an above average discount rate and a range of constant prepayment rates of the related loans.

        We capitalize the fair value allocated to ESF in intangible servicing assets (the contracted servicing fee less normal servicing costs). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of related loans. Prior to December 31, 2006, the servicing asset was amortized in proportion to and over the period of estimated servicing income. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the statement of operations. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair values, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

Allowance for Loan Losses

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and for unfunded loan commitments which are established by a periodic provision or credit for loan losses charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities.

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance is based on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

        In 2013, management made enhancements to the overall allowance for loan losses calculation methodology to better reflect potential losses in the loan portfolio in the current economic environment. There were three main enhancements to the methodology, a change to the loss horizon used to calculate historical losses from 12 quarter to 16 quarters, setting a minimum historical loss rate for loan pools, and a change to the impairment calculation methods for impaired loans.

Non-Accrual Loan Policy

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days or more delinquent unless management believes the loan is adequately collateralized and in the process of collection. Loans that are less than 90 days past due may also be categorized as non-accrual if there is evidence to suggest that a portion or all of the contractual amounts due will not be collected. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

Acquired Loans

        Acquired loans are recorded at fair value at the time they are acquired and any related allowance is not carried over in the acquisition. These acquired loans were segmented into two groups, loans with evidence of credit quality deterioration, and loan without evidence of credit deterioration. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" and deemed "ASC 310-30 loans." Acquired loans without evidence of credit deterioration are not accounted for under ASC 310-30 and are referred to as "Non-ASC 310-30 loans." At the time of acquisition, Non-ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed, payment type, and other factors. Management periodically reassess the net realizable value of Non-ASC 310-30 loan pools and records interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.

Credit Impaired Loans (ASC 310-30 Loans)

        Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30. At the time of acquisition, ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed, payment type, and other factors. The estimated cashflows expected for each pool was estimated at the time the loans were acquired. The excess of the cash flows expected to be collected on purchased credit impaired loans ("ASC 310-30 loans"), measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference and is not accreted over time. For acquired loans without signs of credit deterioration ("Non-ASC 310-30 loans"), the difference between contractually required payments as of the acquisition date and the fair value is accreted over the remaining life of the loan using a level yield method of accretion.

        The Company estimates expected cash flows to be collected over the life of acquired loans on a recurring basis. If the Company determines that expected cashflows have decreased, the ASC 310-30 loans would be considered further impaired which would result in a provision for loan losses and a corresponding increase in valuation allowance included in the allowance for loan losses. However, if expected cashflows have increased in subsequent evaluations, the Company will reduce any remaining valuation allowance. If a valuation allowance does not exist, the accretable yield will be recalculated to account for the increase in expected cashflows.

        At the time of acquisitions the fair value of loans acquired from Mirae Bank, BankAsiana, and Saehan Bancorp totaled $285.7 million, $168.6 million, and $381.7 million, respectively, which represented discounts of $54.7 million, $9.2 million, and $27.7 million, respectively. At December 31, 2013, carrying amount of ASC 310-30 loans related to the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp totaled $710,000, $728,000, and $1.2 million, respectively.

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

Goodwill and Intangible Assets

        Goodwill and intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually.

        Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and unfavorable lease intangibles, are amortized over their estimated useful lives.

        We recognized goodwill and intangible assets in connection with the acquisition of Liberty Bank of New York in 2006 and the acquisitions of BankAsiana and Saehan in 2013. As of December 31, 2013 goodwill totaled $67.5 million, increased from $6.7 million at December 31, 2012. $10.8 million of the increase in 2013 was from the acquisition of BankAsiana, and $50.0 million was recorded with the acquisition of Saehan. Other intangibles include $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. In 2013, $725,000 and $3.8 million in core deposit intangibles were recorded from the acquisitions of BankAsiana, and Saehan, respectively. Unamortized core deposit intangibles at December 31, 2013 totaled $317,000 and $440,000, $711,000, and $3.8 million related to the Liberty Bank, Mirae Bank, BankAsiana, and Saehan transactions, respectively.

        We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions of which $10.8 million was related to the BankAsiana and $50.0 million related to Saehan. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

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

        Under ASU 2011-08, a company is given the choice of assessing qualitative factors to determine whether it is more likely than not, that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

        During the fourth quarter of 2013, management assessed the qualitative factors to determine whether it was more likely than not that goodwill was impaired. Based on the analysis of these factors, management determined that it was more likely than not that the fair value of acquired assets exceeded the carrying amount, and therefore concluded that the two-step goodwill impairment test did not need to be performed. The Company will continue to monitor goodwill and perform an analysis for goodwill impairment on an annual basis, or more frequently, as needed.

        The Company evaluates the remaining useful lives of its core deposit intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the years ended December 31, 2013.

FDIC Indemnification Asset

        With the acquisition of Mirae Bank, the Bank entered into loss-sharing agreements with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss-sharing agreement as an FDIC indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification asset was accounted for on the date of the acquisition at fair value by adding the present value of all the cash flows that the Company expected to collect from the FDIC based on expected losses to be incurred on the covered loan portfolio based on the terms of the loss-sharing agreement. As expected and actual cash flows increase and decrease from what was estimated at the time of acquisition, the FDIC indemnification asset and the impact to the allowance for loan losses will decrease and increase, respectively. When covered loans are paid-off, the FDIC indemnification asset is offset with interest income and the corresponding allowance for loan losses is reversed. Covered loans that become impaired with losses in excess of initially estimated, results in an increase in the allowance for loan losses and an increase in the indemnification asset by the covered amount.

        We entered into two loss-sharing agreements with the FDIC, one for single family loans and one for non-single family loans. In 2012, the FDIC paid the Company a one-time settlement to terminate the loss-share agreement for single family loans. The terms of the remaining non-single family loss-share agreement states that the FDIC will share in losses on non-single family loans for five years with respect to losses and eight years with respect to loss recoveries. As, such this agreement in respect to losses is set to expires on June 29, 2014. As of June 29, 2014, the FDIC will not share in any subsequent losses on loans acquired from Mirae Bank. Therefore, the remaining FDIC indemnification asset balance, less any payments to be received, will be charged-off and expensed.

        In 2012, we recorded an impairment of $7.9 million on the FDIC loss-share indemnification asset as expected cashflows had increased from cashflows estimated at acquisition. No impairment charges were recorded on the indemnification asset prior to 2012 or during the twelve months ended December 31, 2013. The balance of the FDIC loss-share indemnification, net of impairment, was $4.9 million at December 31, 2013.

        The loss-sharing agreement with the FDIC related to losses on loan acquired from Mirae Bank expires in June 2014, although recoveries will remained covered under the agreement for an additional three years. Upon the expiration of the loss-sharing agreement in respect to losses, the remaining balance of the FDIC indemnification assets, less any payments yet to be received from the FDIC will be written down and expensed.

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

        ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. Tax positions not meeting the "more likely than not" test results in no tax benefit being recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $4.1 million, offset by a decrease in the liability from a settlement with the Internal Revenue Service (IRS) of $1.9 million, and related interest of $473,000 in 2013 and recognized an increase in the liability for unrecognized tax benefit of $751,000 and related interest of $50,000 in 2012. As of December 31, 2013, the total unrecognized tax benefit that would affect the effective tax rate if recognized was $1.7 million.

 Results of Operations

Net Interest Income and Net Interest Margin

        Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board.

        In order to conform to the calculation of net interest margin within its peer group, the Company's net interest margin calculation, starting in 2013, excludes allowance for loan losses from earnings assets and average loans, which slightly decreases loan yields and net interest margin as average loans and earning assets balances increase. Previous period calculations have been adjusted for comparative purposes.

        Our average total loans (gross loans including held-for-sale, less deferred fees and costs) were $2.29 billion in 2013, compared with $2.01 billion in 2012, and $2.13 billion in 2011, representing an increase of 13.8% in 2013, and a decrease of 5.8% in 2012 from each of the prior annual periods. The increase in average loans in 2013 was largely due to the loans acquired through the acquisitions of BankAsiana and Saehan. Average interest-earning assets were $2.73 billion in 2013, compared with $2.45 billion in 2012, and $2.61 billion in 2011, representing an increase of 10.2% in 2013, and a decrease of 5.1% in 2012, from each of the prior annual periods. Our average interest bearing deposits decreased 0.6%, to $1.65 billion in 2013, and decreased by 4.8% to $1.66 billion in 2012, compared with $1.74 billion in 2011. Together with other borrowings (see "Financial Condition-Deposits and Other Sources of Funds" below), average interest bearing liabilities increased 6.4% to $1.86 billion in 2013, and decreased 12.2% to $1.75 billion in 2012, compared to $1.99 billion in 2011.

        Our yields on interest-earnings assets were 4.56% in 2013, 4.75% in 2012, and 5.01% in 2011. The decline in yields on interest-earning assets experienced in 2012 and 2013 compared to the previous year was due to the decline in loan yields. As higher rates loans that were originated prior to 2010 mature, they are being replaced with newly originated loans at lower rates, thereby reducing the overall yield of the loan portfolio and total interest-earning assets. Total interest income increased 5.8% in 2013 to $123.7.0 million, and declined 10.0% in 2012 to $117.0 million, down from $130.0 million in 2011. The decrease from 2011 to 2012 was again related to new loans being originated at lower rates, while the increase in 2013 was due to the increase in the volume of loans in addition to an increase in discount accretion income from loans acquired from BankAsiana and Saehan. Interest expense meanwhile has continued to decline, decreasing 21.4% to $13.4 million in 2013, and 24.5% to $17.1 million in 2012, compared to $22.6 million in 2011. The decline in interest expense for 2012 and 2013 was attributable to a steady reduction in deposit rates.

        Although interest expense has continued to decline from 2011 to 2013, net interest income before credit or provision for loan losses and loan commitments declined from $107.4 million in 2011, to $99.9 million in 2012, and then increased to $110.3 million in 2013. This represents a net interest income decline of 7.0% decline in 2012, and an increase of 10.4% in 2013, when compared to the previous years' figures. Our net interest spread was 3.88% in 2011, 3.78% in 2012, and 3.84% in 2013. Net interest margin from 4.15% in 2011 declined to 4.07% in 2012, and then remained unchanged at 4.07% in 2013.

        The following table sets forth, for the periods indicated, average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Total loans[1]	$2,285,623	$115,722	5.06%	$2,009,083	$109,367	5.44%	$2,132,845	$121,707	5.71%
Securities of government sponsored enterprises	258,019	5,203	2.02%	231,535	4,011	1.73%	285,039	5,500	1.93%
Other investment securities[2]	68,793	2,220	4.32%	66,325	2,155	4.49%	43,241	1,677	6.00%
Deposits held in other financial institutions	3,426	38	1.11%	—	—	0.00%	—	—	0.00%
Federal funds sold	115,216	556	0.48%	170,754	1,424	0.83%	149,709	1,080	0.72%

Total interest-earning assets	2,731,077	123,739	4.56%	2,477,697	116,957	4.75%	2,610,834	129,964	5.01%
Total non-interest earning assets	170,147			122,576			147,954
Total assets	$2,901,224			$2,600,273			$2,758,788

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Money market deposits	$630,050	$3,996	0.63%	$621,638	$4,768	0.77%	$590,198	$5,291	0.90%
Super NOW deposits	27,656	55	0.20%	26,154	71	0.27%	23,869	84	0.35%
Savings deposits	103,102	1,801	1.75%	100,740	2,371	2.35%	89,582	2,487	2.78%
Time deposits of $100,000 or more	658,483	4,300	0.65%	611,922	4,968	0.81%	658,862	6,345	0.96%
Other time deposits	225,900	1,816	0.80%	295,305	2,843	0.96%	377,491	4,334	1.15%
FHLB borrowings and other borrowings	152,171	244	0.16%	8,806	16	0.18%	163,227	2,057	1.26%
Junior subordinated debenture	62,971	1,197	1.90%	83,883	2,018	2.41%	87,321	1,991	2.28%

Total interest bearing liabilities	1,860,333	13,409	0.72%	1,748,448	17,055	0.98%	1,990,550	22,589	1.13%
Non-interest bearing liabilities:
Non-interest bearing deposits	639,957			510,544			462,443
Other liabilities	34,577			35,448			41,129

Total non-interest bearing liabilities	674,534			545,992			503,572
Shareholders' equity	366,357			305,833			264,666

Total liabilities and shareholders' equity	$2,901,224			$2,600,273			$2,758,788

Net interest income		$110,330			$99,902			$107,375

Net interest spread[3]			3.84%			3.78%			3.88%

Net interest margin[4]			4.07%			4.07%			4.15%

1
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $3.2 million, $2.8 million, and $3.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Loans are net of deferred fees, unearned income, and related direct costs, and include loans placed on non-accrual status and interest income on loans includes discount recognized on acquired loans.

2
Represents tax equivalent yields, non-tax equivalent yields for 2013, 2012, and 2011 were 3.23%, 3.25%, and 3.88%, respectively.

3
Represents the average rate earned on interest-earning assets less the average rate paid on interest bearing liabilities.

4
Represents net interest income as a percentage of average interest-earning assets.

        The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). All yields were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2013 vs. 2012 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2012 vs. 2011 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Total loans	$14,356	$(8,001)	$6,355	$(6,022)	$(6,318)	$(12,340)
Securities of government sponsored enterprises	490	701	1,191	(964)	(525)	(1,489)
Other Investment securities	80	(15)	65	784	(306)	478
Deposits held in other institutions	—	38	38	—	—	—
Federal funds sold	(378)	(489)	(867)	163	181	344

Total interest income	14,548	(7,766)	6,782	(6,039)	(6,968)	(13,007)

Interest expense:
Money market deposits	64	(836)	(772)	271	(794)	(523)
Super NOW deposits	4	(20)	(16)	7	(20)	(13)
Savings deposits	54	(624)	(570)	289	(405)	(116)
Time deposit of $100,000 or more	357	(1,025)	(668)	(430)	(947)	(1,377)
Other time deposits	(603)	(424)	(1,027)	(856)	(635)	(1,491)
FHLB advances and other borrowings	230	(2)	228	(1,072)	(969)	(2,041)
Junior subordinated debenture	(446)	(375)	(821)	(80)	107	27

Total interest expense	(340)	(3,306)	(3,646)	(1,871)	(3,663)	(5,534)

Change in net interest income	$14,888	$(4,460)	$10,428	$(4,168)	$(3,305)	$(7,473)

Provision for Loan Losses and Provision for Loan Commitments

        In anticipation of credit risks inherent in our lending business and the recent ongoing financial crisis, we set aside allowances through charges to earnings. Such charges are made not only for our outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for our outstanding loan portfolio are credited to allowance for loan losses, whereas charges for off-balance sheet items are credited to the reserve for off-balance sheet items, presented as a component of other liabilities.

        Through the enhancement of our loan underwriting standards, proactive credit follow-up procedures, and aggressive disposal of problem loans through charge-offs and note sales, we experienced a substantial improvement in our overall credit quality of our loans in 2011 and 2012. During 2013 delinquencies and non-performing loans increased, but classified loans experienced a decline from the previous year. However, a significant portion of the increase in non-performing loans and delinquencies was from loans acquired from BankAsiana and Saehan. As these loans were assumed at fair value, they did not have an impact to the provision for loan losses in 2013. The allowance for loan losses of BankAsiana and Saehan were not carried over on the dates of acquisition. The loan portfolios were evaluated to determine the fair value as of the acquisition dates. Since the acquisitions took place during the fourth quarter of 2013, the fair value estimated at the dates of acquisitions approximated the value of the loan portfolio at December 31, 2013. Therefore, we did not set aside additional provisions on these portfolios for the year ended December 31, 2013.

        We did not record any provisions or credit for losses on loans and loan commitments during 2013. In 2012 the Company recorded credit for losses on loans and loan commitments of $34.0 million compared to $59.1 million in provision for losses on loans and loan commitments recorded during 2011. The improvement in credit quality coupled with a reduction in overall loan charge-offs resulted in continued reductions in credit costs from 2010 to 2012. However, credit quality in 2013 remained at stable levels and net charge-offs levels remained low resulting in no required provision for losses on loans.

        Total charge-offs in 2013 totaled $14.8 million, compared to $13.9 million in 2012 and $72.5 million in 2011. We did not have any provision for loss on loan commitments in 2013, compared to the recapture of losses on loan commitments of $2.4 million in 2012, and the recapture of losses on loan commitments of $503,000 in 2011. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance itself, is described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Non-interest Income

        Total non-interest income increased to $34.2 million in 2013, and increased to $28.2 million in 2012, from $23.8 million in 2011. Non-interest income was 1.2% of average assets in 2013, 1.1% of average assets in 2012, and 0.9% of average assets in 2011. We currently earn non-interest income from various sources, including deposit fees, gains from the sale of loans and securities, fee derived from servicing loans, and other income streams.

        The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2013		2012		2011
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Net gain on sale of loans	$13,415	39.2%	$6,393	22.6%	$2,102	8.8%
Service charges on deposit accounts	11,412	33.4%	12,672	44.9%	12,570	52.8%
Loan-related servicing fees	5,011	14.7%	5,267	18.6%	4,615	19.4%
Gain on sale or call of securities	19	0.1%	3	0.0%	99	0.4%
Other income	4,326	12.6%	3,914	13.9%	4,419	18.6%

Total	$34,183	100.0%	$28,249	100.0%	$23,805	100.0%

Average assets	$2,901,224		$2,600,273		$2,758,788

Non-interest income as a % of average assets		1.2%		1.1%		0.9%

        During 2013, net gain on sale of loans was the largest source of non-interest income at $13.4 million, representing approximately 39.2% of our total non-interest income in 2013. Net gain on sale of loans increased from $6.4 million in 2012 and $2.1 million in 2011. The increase in net gain sale of loans in 2013 compared to the previous years is largely due to the increase in SBA loan sales during 2013. In addition, the Company did not have any valuations on held-for-sale loans or losses on sale of loans during 2013. During 2012, valuation on held-for-sale loans totaled $690,000 and was $3.1 million in 2011. Loss on sale of loans during 2012 totaled $205,000 and was $10.2 million in 2011. The large loss in 2011 was due to the sale of impaired and non-performing loans in an attempt to improve the overall credit quality of the loan portfolio.

        Services charges on deposits is now our second largest source of non-interest income and accounted for 33.4% of total non-interest income in 2013. Service charges on deposit accounts totaled $11.4 million, $12.7 million, and $12.6 million for the twelve months ended December 31, 2013, 2012, and 2011, respectively. The decline in service charges in 2013 compared to 2012 and 2011 was due to the decline in non-sufficient funds ("NSF") charges during the year. Total NSF charges totaled $4.7 million in 2013, compared to $5.8 million in 2012. We constantly review service charge rates to maximize service charge income while maintaining a competitive edge in our markets.

        Our third largest source of non-interest income in 2013 was loan-related servicing fees, which represented approximately 14.7% of our total non-interest income. Loan related servicing fee income consists of trade-financing fees, servicing fees related to mortgage and warehouse loans sold, and servicing fees on SBA loans sold. In 2013, loan-related servicing fees decreased to $5.0 million, compared to $5.3 million in 2012, and $4.6 million in 2011. The servicing fee income is credited when we collect the monthly payments on the sold loans we are servicing and the monthly amortization of servicing rights that we originally capitalized upon sale of the related loans. Such servicing rights are also charged against the loan service fee income account when the sold loans are paid off.

        Gains from sales or calls of securities totaled $19,000 in 2013, $3,000 in 2012, and $99,000 in 2011. These gains mostly represent gains from the call of investments securities during those periods.

        Other non-interest income represented income from wire fees, insurance fees, other earning assets income, loan referral fees, SBA loan packaging fees, increase in cash surrender value of BOLI, and other miscellaneous income. Other income increased to $4.3 million for 2013, compared to $3.9 million in 2012, and $4.4 million in 2011.

Non-interest Expense

        Total non-interest expense increased to $76.9 million in 2013, from $74.2 million in 2012, and $68.8 million in 2011. The increase in non-interest expense in 2012 was primarily due to the FDIC indemnification asset impairment of $7.9 million and an increase in salaries and employee benefits of $5.9 million offset by a reduction in professional fees of $2.3 million. The increase in non-interest expense for 2013 compared to 2012, was due to merger related expenses and an increase in salaries and benefits from the additional employees brought on from the acquisitions. Non-interest expense as percentage of average assets was 2.6% in 2013, 2.9% in 2012, and 2.5% in 2011. The efficiency ratio at December 31, 2013 was 53.18%, a decline from 57.88% in 2012, and an increase from 52.44% for 2011.

        The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expense

(Dollars in Thousands)

	For the Years Ended December 31,
	2013		2012		2011
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$40,131	52.2%	$34,475	46.5%	$28,540	41.5%
Occupancy and equipment	8,851	11.5%	7,875	10.6%	7,826	11.4%
Low income housing tax credit investment losses	3,838	5.0%	3,240	4.4%	2,454	3.6%
Professional fees	3,704	4.8%	4,421	6.0%	6,709	9.8%
Data processing	2,801	3.6%	2,817	3.8%	2,892	4.2%
Advertising and promotional	2,391	3.1%	1,742	2.3%	1,222	1.8%
Regulatory assessment fee	1,391	1.8%	2,147	2.9%	3,945	5.7%
Outsourced services for customers	912	1.2%	821	1.1%	909	1.3%
Net (gain)/loss on sale of OREO	(184)	-0.2%	(616)	-0.8%	3,053	4.4%
FDIC Indemnification Impairment	—	0.0%	7,900	10.6%	—	0.0%
Merger related one-time costs	2,797	3.7%	—	0.0%	—	0.0%
Other operating expenses	10,224	13.3%	9,357	12.6%	11,235	16.3%

Total	$76,856	100.0%	$74,179	100.0%	$68,785	100.0%

Average assets	$2,901,224		$2,600,273		$2,758,788

Non-interest expense as a % of average assets		2.6%		2.9%		2.5%

        Salaries and employee benefits historically represented approximately half of our total non-interest expense and generally increase as our branch network and business volume expands. Salaries and benefits accounted 52.2% of total non-interest expense in 2013. Additional staffing was necessitated by our branch and LPO openings, but mostly from the acquisitions of BankAsiana and Saehan. The number of full-time equivalent employees increased to 545 at the end of 2013, compared to 412 at the end of 2012, and 376 at the end of 2011. Salaries and benefits totaled $28.5 million in 2011, increased to $34.5 million in 2012, and again increased to $40.1 million in 2013. Severance and retention bonuses related to the acquisitions were excluded from salaries and benefits and included in merger related one-time costs. Assets per employee stood at $6.6 million for 2013, $6.7 million for 2012, and $7.2 million for 2011.

        Occupancy and equipment expenses represent approximately 11.5% of total non-interest expense and totaled $8.9 million in 2013, $7.9 million in 2012, and $7.8 million in 2011. Occupancy and equipment expenses remained largely unchanged from 2011 to 2012, increasing only $49,000 in 2012. The increase in occupancy and equipment expenses in 2013 compared to the previous year was due to the opening of the Palisades Park, New Jersey branch and the occupancy expenses from the acquisitions of BankAsiana and Saehan.

        Loss on investment in low income housing tax credit ("LIHTC") investments represented 5.0% of total non-interest expense, or $3.8 million in 2013, compared to $3.2 million in 2012, and $2.5 million in 2011. The Company employs the equity method to account for partnership interests. As a result, the increase in losses on LIHTC investments is linked to the financial performance of the investment projects.

        Professional fees were $3.7 million, $4.4 million, and $6.7 million in 2013, 2012, and 2011, respectively. Professional fees as a percentage of total non-interest expense for 2013, 2012, and 2011 was 4.8%, 6.0%, and 9.8%, respectively. Professional fees have declined from 2011 to 2013 largely due to the improvement in credit quality of the loan portfolio. As credit has improved, the number of foreclosures and legal cases against defaulted borrowers has declined, reducing our overall legal expenses, a lot which were historically lending related. Accounting and auditing fees also declined year over year from 2011 to 2013. Outside consulting and professional fees related to the 2013 acquisitions are included in merger related one-time costs and have been excluded from professional fees.

        Data processing expenses totaled $2.8 million in both 2012 and 2013. These expenses represented 3.6% and 3.8%, of total non-interest expense, in 2013 and 2012, respectively. This compares to data processing expenses of $2.9 million, or 4.2% of non-interest expense, in 2011. Data processing expenses have not fluctuated significantly since 2010. The changes to data process expenses have largely been a result of changes to the total number of accounts and transactions during the year.

        Advertising and promotional expenses increased to $2.4 million in 2013, from $1.7 million in 2012, and $1.2 million in 2011. Advertising and promotional expenses represented 3.1% of total non-interest expense for 2013. These expenses represent marketing activities, such as media advertisements and promotional gifts for customers, especially in relatively new areas such as the East Coast market in New York and New Jersey. The increase in 2013 was due to an increase in advertising expenses and promotional expenses related to an increased focus on loan marketing and production, the integration of our acquisitions, the opening of our Palisades Park, New Jersey branch, and the branding of our new corporate logo which was redesigned in 2013.

        Regulatory assessment fee expenses represent FDIC insurance premium assessments. In 2013, these expenses decreased to $1.4 million, or 1.8% of total non-interest expense, from $2.1 million in 2012, and $3.9 million in 2011. Regulatory assessment fees decreased in 2013 and 2012, when compared to 2011, largely due to the Bank's improved regulatory risk rating as the Bank's memorandum of understanding with regulators was terminated in May 2012.

        Outsourced service costs for customers are payments made to third parties that provide services that were traditionally provided by banks for their customers, such as armored car services or bookkeeping services. These costs are recouped from the fees and charges on deposits as well as through other relationships the customers may have with the Bank. Outsourced service costs for customers totaled $912,000 in 2013, $821,000 in 2012, and $909,000 in 2011.

        Net gain on the sale of OREO totaled $184,000 in 2013, and represented -0.2% of total non-interest expense. In 2012, net gain on sale of OREO totaled $616,000. In 2011, we had a net loss on the sale of OREO totaling $3.1 million, or 4.4% of total non-interest expense. OREO related expenses declined in 2012 and 2013 as a result of the overall improvement in credit quality and reduction in OREO and OREO sales.

        FDIC indemnification impairment totaled $7.9 million, or 10.6% of total non-interest expense, in 2012. In connection with our acquisition of Mirae Bank from the FDIC and the indemnification agreement we entered into with the FDIC as part of the acquisition, we recorded an FDIC indemnification asset in accordance with ASC 805. In essence, the FDIC indemnification asset represents the present value of the amounts that we expected to recover from the FDIC on covered loan losses. The FDIC indemnification impairment reflected overall improved credit quality in the covered loan portfolio and the reduction in total expected loss-share reimbursements from the FDIC. We had no FDIC indemnification impairment expense in 2013 or years prior to 2012. Although we experienced an impairment expense of $7.9 million in 2012, because the impairment reflects an improvement in covered loan credit quality, the impairment is partially offset by increases in interest income.

        Merger related one-time costs represent non-recurring expenses incurred from the acquisitions of BankAsiana and Saehan during the second half of 2013. Recurring expenses related to the acquisitions are not included in this line item. Total merger related one-time costs in 2013 totaled $2.8 million, or 3.7% of total non-interest expense. There were no merger related costs in 2012 and 2011. These expenses mainly consisted of severance and retention bonuses, outside consulting and legal fees, and data processing contract termination fees related to the acquisitions.

        All other non-interest expenses which includes expense from post-retirement benefit costs, office supplies, loan fees, director fees, OREO expense, and other expenses increased by $867,000, to $10.2 million, or 13.3% of total non-interest expense in 2013 from $9.4 million in 2012, and $11.2 million in 2011. The increase in other non-interest expense in 2013 compared to 2012 was mostly attributable to an increase in expense related to BOLI.

Provision for Income Taxes

        For the year ended December 31, 2013, we had an income tax expense of $22.3 million on pretax net income of $67.7 million, representing an effective tax rate of 32.9%, compared with tax benefit of $4.3 million on pretax net income of $88.0 million, representing an effective tax rate of -4.9% for 2012, and tax expense of $33.6 million on pretax net income of $3.3 million, representing an effective tax rate of 1,020% for 2011. The effective tax rate increased significantly in 2013 compared to 2012 due to the Company returning to a more normalized effective tax rate versus the prior two years where no tax provision or tax benefit was recorded.

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

        In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2013 the Company had no valuation allowance and had a net deferred tax asset of $39.7 million. At December 31, 2012 the Company had no valuation allowance and a net deferred tax asset of $20.9 million. As of December 31, 2011 the Company had valuation allowance of $41.3 million and a net deferred tax asset of $0. During the fourth quarter of 2013, the Company completed its acquisitions of BankAsiana and Saehan Bancorp, Inc. Acquisitions resulted in increase of deferred tax assets of $14.8 million, $4.3 million from BankAsiana transaction and $10.5 million from Saehan transaction.

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized an increase in the liability for unrecognized tax benefit of $4.1 million, offset by a decrease in the liability from a settlement with the IRS of $1.9 million, and $473,000 in related interest in 2013. As of December 31, 2013, the total unrecognized tax benefit that would affect the effective rate if recognized was $1.7 million. We do not expect the unrecognized tax benefits to change significantly over the next 12 months.

        As of December 31, 2013, the total accrued interest related to uncertain tax positions was $364,000. Other than the accrued interest of $38,000 related to uncertain tax positions from an acquired entity in 2013, we accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2008 through 2012 tax years remain subject to examination by federal tax authorities, and 2008 through 2012 tax years remain subject to examination by most state tax authorities. The IRS recently completed their examination of years 2009 and 2010. The Company is currently under examination by the IRS for 2011 and by the California Franchise Tax Board for the 2009 and 2010 tax years. BankAsiana's tax returns for years 2011 and 2012 are under examination by the New York State Department of Taxation and Finance and New York City Department of Finance. The Company believes that we have adequately provided or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that the federal and state examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2013.

Financial Condition

        On October 1, 2013 we acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 20, 2013 we acquired Saehan Bancorp, headquartered in Los Angeles, California. These acquisitions were accounted for in accordance with the acquisition method of accounting. A summary of the major assets acquired and liabilities assumed with the fair value adjustments is provided in the table below:

	BankAsiana as of October 1, 2013			Saehan Bancorp as of November 20, 2013
(Dollars In Thousands)	Carrying Balances	Fair Value Adjustments	Adjusted Balances	Carrying Balances	Fair Value Adjustments	Adjusted Balances
Assets Acquired:
Cash and cash equivalents	$16,124	$—	$16,124	$109,776	$—	$109,776
Deposits held in other financial institutions	865	—	865	29,016	—	29,016
Securities available for sale	9,560	14	9,574	38,124	—	38,124
Loans receivables	176,626	(8,050)	168,576	407,582	(25,919)	381,663
Allowance for loan losses	(3,577)	3,577	—	(12,460)	12,460	—
Bank premises and equipment	984	—	984	1,683	—	1,683
Other real estate owned	—	—	—	5,439	—	5,439
Deferred income taxes	1,275	2,974	4,249	—	10,578	10,578
Servicing assets	815	363	1,178	1,980	812	2,792
Core deposits intangibles	—	725	725	—	3,845	3,845
Other assets	1,831	(4)	1,827	6,938	(776)	6,162

Total assets acquired	$204,503	$(401)	$204,102	$588,078	$1,000	$589,078

Liabilities Assumed:
Deposits	$161,871	$669	$162,540	$502,774	$645	$503,419
Federal Home Loan Bank advances	10,000	357	10,357	—	—	—
Junior subordinated debentures	—	—	—	20,619	(10,945)	9,674
Other liabilities	4,193	55	4,248	7,449	383	7,832
Preferred stock	5,250	—	5,250	—	—	—

Total liabilities assumed	$181,314	$1,081	$182,395	$530,842	$(9,917)	$520,925

Total Identifiable net assets	$23,189	$(1,482)	$21,707	$57,236	$10,917	$68,153

        The acquisitions of BankAsiana and Saehan Bancorp and the fair value adjustment are discussed in more detail in Note 2 of our Consolidated Financial Statements.

Investment Portfolio

        Investments are one of our major sources of interest income and are acquired in accordance with a comprehensively written investment policy addressing strategies, categories, and levels of allowable investments. This investment policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and is maintained a level management believes is appropriate for future flexibility in meeting anticipated funding needs.

  Cash Equivalents and Interest bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and deposit interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2013, 2012, and 2011, we had $46.6 million, $55.0 million, and $170.0 million, respectively, in overnight and term federal funds sold. In addition to federal funds sold, we had $21.0 million in deposits held in other financial institutions at December 31, 2013 made of mostly time deposits held in at other banks. There were no time deposits held in other financial institutions at December 31, 2012 and 2011.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2013, our investment portfolio was primarily comprised of United States government agency securities, accounting for 81.5% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" residential mortgage-backed securities, or MBS, and residential collateralized mortgage obligations, or CMOs, guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 11.2% investment in corporate bonds and 7.3% in municipal bonds. Among the 18.5% of our investment portfolio that was not comprised of U.S. government securities, 32.4%, or $21.1 million carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 65.5%, or $42.7 million, carry an upper-medium "Investment Grade" rating of at least "A/A", and 2.1%, or $1.4 million, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2013. In accordance with ASC 320-10-65-1, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and if the debt security will be sold, it is more-likely-than-not that it will be required to sell the security before recovering the amortized cost or it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classified our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. We adopted ASC 820-10 and ASC 470-20 effective January 1, 2008, and ASC 820-10-35 effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. There were no securities with other-than-temporary impairments in 2013. The fair values of our held-to-maturity and available-for-sale securities were respectively, $37,000 and $352.4 million, as of December 31, 2013.

        The following table summarizes the amortized cost and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	For the Years Ended December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$37	$50	$54	$66	$70

Total investment securities held-to-maturity	$35	$37	$50	$54	$66	$70

Available-for-Sale:
Securities of government sponsored enterprises	$63,843	$60,789	$28,000	$27,919	$—	$—
Mortgage-backed securities (residential)	93,402	90,869	59,697	60,427	13,659	14,475
Collateralized mortgage obligations (residential)	135,154	135,653	168,819	172,532	241,635	246,881
Corporate securities	38,442	39,530	39,015	40,370	24,646	24,414
Municipal bonds	24,700	25,596	28,612	31,256	32,411	34,294

Total investment securities available-for-sale	$355,541	$352,437	$324,143	$332,504	$312,351	$320,064

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at December 31, 2013:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$35	$—	$—	$35

Total investment securities held-to-maturity	$—	$35	$—	$—	$35

Available-for-Sale:
Securities of government sponsored enterprises	$—	$25,672	$35,117	$—	$60,789
Mortgage-backed securities (residential)	5,344	4,286	377	80,862	90,869
Collateralized mortgage obligations (residential)	9,898	106,883	18,872	—	135,653
Corporate securities	31,729	7,801	—	—	39,530
Municipal bonds	163	2,318	3,243	19,872	25,596

Total investment securities available-for-sale	$47,134	$146,960	$57,609	$100,734	$352,437

        Our investment securities holdings increased by $19.9 million, or 6.0%, to $352.5 million at December 31, 2013, compared to holdings of $332.6 million at December 31, 2012. Holdings at December 31, 2011 totaled $320.1 million. Total investment securities as a percentage of total assets were 9.7% and 12.1%, at December 31, 2013 and 2012, respectively, and 11.9% at December 31, 2011. As of December 31, 2013, investment securities with total fair value of $247.6 million were pledged to secure certain deposits. In addition to securing deposits, $52.0 million in investments were pledged at the Federal Reserve Bank Discount Window and $13.0 million were pledged at the Federal Home Loan Bank. The remaining $9.8 million in pledged securities at December 31, 2013 were collateralized against secured borrowing lines available at our correspondent banks or pledged at the New Jersey Department of Banking.

        Held-to-maturity ("HTM") securities, which are carried at their amortized costs, decreased from $66,000 in 2011, to $50,000 in 2012, and $35,000 in 2013. The $19,000 HTM securities reduction in 2013 was due to the normal pay-downs of principal. Available-for-sale securities, which are stated at their fair values, increased to $352.4 million at December 31, 2013, from $332.5 million and $320.1 million, at December 31, 2012 and 2011, respectively. The $19.9 million increase in the investment portfolio in 2013 included $71.4 million in purchased investments, $47.7 million in securities acquired from BankAsiana and Saehan, $322,000 in sold securities, $7.1 million in called securities, and $80.3 million in pay-downs and amortizations or accretions, and $11.5 million in changes to fair value. The $12.4 million increase in investments in 2012 was comprised of $126.8 million in purchases, $111.2 million in pay-downs and amortizations or accretions, $3.8 million in called investments, and $649,000 in changes to fair value.

        The following tables show our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

As of December 31, 2013

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) Description of Securities (AFS)[1]	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal bonds	1,039	(58)			1,039	(58)

Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

As of December 31, 2012

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) Description of Securities (AFS)[1]	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations	32,389	(180)	—	—	32,389	(180)

Total investment securities available-for-sale	$89,292	$(312)	$—	$—	$89,292	$(312)

1
The Company did not have any held-to-maturity investment securities with unrealized losses at December 31, 2013 and December 31, 2012.

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

        We do not believe that any individual unrealized loss as of December 31, 2013 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We did not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities, or ABS, and Collateralized Debt Obligations, or CDOs. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2013 until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. At December 31, 2013, we had no unrealized losses on any of our investments in municipal and corporate securities.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held-for-sale and reported at their outstanding principal balances net of any unearned income which includes unamortized deferred fees, costs, premiums and discounts. Total loans net of unearned income increased $712.1 million, or 33.1%, to $2.86 billion in 2013, from $2.15 billion in 2012. Total loans net of unearned income totaled $1.98 billion, $2.33 billion, and $2.43 billion, at December 31, 2011, 2010, and 2009, respectively. Total loans net of unearned income as a percentage of total assets were 79.2%, 78.2%, 73.5%, 78.3%, and 70.6%, at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

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

        Construction loans are generally extended as a temporary financing vehicle only, and historically represented less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. Construction loans increased to $40.4 million as of December 31, 2013, compared with $20.9 million, $61.8 million, $71.6 million, and $48.4 million at the end of 2012, 2011, 2010, and 2009, respectively.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate, businesses, and mortgage loans. The properties may either be user occupied or used for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitations on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $2.37 billion, $1.82 billion, $1.63 billion, $1.91 billion, and $1.98 billion, as of December 31, 2013, 2012, 2011, 2010, and 2009, respectively. Real estate secured loans as a percentage of total loans were 82.4%, 84.3%, 82.0%, 82.2%, and 81.4% at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

        Our total home mortgage loan portfolio (included in real estate secured loans) outstanding at the end of 2013 and 2012 were $128.5 million and $111.3 million, respectively, and represented only a small fraction of our total loan portfolio at 4.5% in 2013, and 5.2% in 2012. We have deemed the effect of this segment of our portfolio on our credit risk profile to be immaterial.

        Commercial and industrial loans include revolving lines of credit, term business loans, and warehouse lines of credit. Commercial and industrial loans were $449.7 million, $303.3 million, $280.6 million, $325.6 million, and $386.0 million at the end of 2013, 2012, 2011, 2010, and 2009, respectively. Commercial and industrial loans were 15.7%, 14.1%, 14.2%, 14.0%, and 15.9% as a percentage of total loans at the end of 2013, 2012, 2011, 2010, and 2009, respectively. In the current economic environment, we exercise more due diligence in originating new loans, in particular, loans with no collateral. However, with the high concentration of real estate secured loans, we plan to focus more on commercial lending in the short term.

        Consumer loans have historically represented less than 5% of our total loan portfolio and in recent years as a percentage to total loans declined further. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, we have reduced our effort in consumer lending since 2007. Accordingly, as of December 31, 2013, the balance of consumer loans was $14.7 million, compared with $13.7 million, $15.1 million, $15.7 million, and $17.2 million at the end of 2012, 2011, 2010, and 2009, respectively. Consumer loans as a percentage of total loans have been less than 1% for the past five years.

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

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the California Department of Business Oversight at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements are subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company initially recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. The indemnification asset at December 31, 2013 totaled $4.9 million. The total fair value of loans acquired from Mirae Bank totaled $77.8 million at December 31, 2013.

        On October 1, 2013, we acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 1, 2013, we acquired Saehan, headquartered in Los Angeles, California. At the time of the acquisitions, the fair value of loans from BankAsiana totaled $168.6 million and the fair value of loans from Saehan totaled $381.7 million. The loan portfolios of BankAsiana and Saehan were written down to fair value on the dates of the acquisition which resulted in discounts of $9.2 million and $27.7 million, for BankAsiana and Saehan, respectively. At December 31, 2013 the fair value of loans acquired from BankAsiana and Saehan totaled $161.6 million and $379.7 million, respectively.

        The loans in the portfolio that we purchased in the Mirae Bank acquisition that is covered by the FDIC loss-share agreement and such loans are referred to herein as "covered loans." All loans other than the covered loans are referred to herein as "non-covered loans." A summary of covered and non-covered loans is presented in the table below:

Covered & Non-Covered Loans

	(Dollars in Thousands)
	December 31, 2013	December 31, 2012	December 31, 2011
Non-covered loans:
Construction	$40,367	$20,928	$61,832
Real estate secured	2,296,183	1,719,762	1,490,504
Commercial and industrial	443,356	289,782	253,092
Consumer	14,691	13,665	15,001

Gross loans	2,794,597	2,044,137	1,820,429
Unearned Income	(7,864)	(4,826)	(4,433)

Total loans	2,786,733	2,039,311	1,815,996
Allowance for losses on loans	(49,620)	(59,446)	(92,640)

Net loans	$2,737,113	$1,979,865	$1,723,356

Covered loans:
Construction	$—	$—	$—
Real estate secured	71,347	99,534	137,144
Commercial and industrial	6,316	13,486	28,267
Consumer	3	9	79

Gross loans	77,666	113,029	165,490
Allowance for losses on loans	(3,943)	(3,839)	(10,342)

Net loans	$73,723	$109,190	$155,148

Total loans:
Construction	$40,367	$20,928	$61,832
Real estate secured	2,367,530	1,819,296	1,627,648
Commercial and industrial	449,672	303,268	281,359
Consumer	14,694	13,674	15,080

Gross loans	2,872,263	2,157,166	1,985,919
Unearned Income	(7,864)	(4,826)	(4,433)

Total loans	2,864,399	2,152,340	1,981,486
Allowance for losses on loans	(53,563)	(63,285)	(102,982)

Net loans*	$2,810,836	$2,089,055	$1,878,504

*
Includes loans held-for-sale, recorded at the lower of cost or fair value, totaling $47.6 million, $146.0 million, and $53.8 million, at December 31, 2013, December 31, 2012, and December 31, 2011, respectively

        In accordance with ASC 310-30 (formerly SOP 03-3) acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Company will be unable to collect all contractually required payments receivable. In contrast, non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of credit quality through the acquisitions of Mirae Bank in 2009 and BankAsiana and Saehan in 2013. The balance of acquired loan broken down by ASC 310-30 and Non-ASC 310-30 loans at December 31, 2013 is presented as follows:

(Dollars in Thousands)	ASC 310-30 Acquired Loans	Non-ASC 310-30 Acquired Loans	Total Acquired Loans
Construction	$—	$5,030	$5,030
Real estate secured	2,254	527,291	529,545
Commercial and industrial	432	81,790	82,222
Consumer	—	2,389	2,389

Total Acquired Loans	$2,686	$616,500	$619,186

        The following table represents the carrying value, net of allowance for loan losses, of ASC 310-30 and Non- ASC 310-30 acquired loans at December 31, 2013, 2012, and 2011:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Non- ASC 310-30 loans	$616,500	$112,022	$163,446
ASC 310-30 loans	$2,686	1,007	2,044

Total acquired loan balance	619,186	113,029	165,490
Allowance related to these loans	(3,943)	(3,839)	(10,342)

Carrying amount, net of allowance	$615,243	$109,190	$155,148

        Allowance for loan losses for covered loans acquired through the acquisition of Mirae Bank was $3.9 million, $3.8 million, and $10.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase in allowance for covered loans was due to a slight increase in allowance on impaired covered loans. There was no allowance for losses on loan acquired from BankAsiana and Saehan as the loans were recorded at fair value and the allowance for loan losses was not carried over in the acquisitions, and there have been no events since the dates of acquisition that would require an allowance on BankAsiana or Saehan loans.

        The following table represents the breakdown of acquired ASC 310-30 loans for which it was probable at the time of the acquisition that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Breakdown of ASC 310-30 Loans
Real Estate loans	$2,254	$869	$1,838
Commercial and industrial	$432	$138	$206

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of acquisitions for former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Discount accretion recognized as interest income on acquired loans for the years ended December 31, 2013 and 2012, totaled $2.5 million and $1.9 million, respectively. Change to the discount on acquired loans for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$3,448	$6,981	$13,557
Discount on loans acquired from Saehan	27,733	—	—
Discount on loans acquired from BankAsiana	9,168	—	—
Discount accretion income recognized	(2,463)	(1,943)	(2,404)
Disposals related to charge-offs	(3,685)	(791)	(4,148)
Disposals related to loan sales	—	(799)	(24)

Balance at end of period	$34,201	$3,448	$6,981

        The following table is a breakdown of changes to the accretable portion of the discount related to acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$3,275	$6,419	$11,914
Accretable portion of discount on loans acquired from Saehan	24,304	—	—
Accretable portion of discount on loans acquired from BankAsiana	7,214	—	—
Discount accretion income recognized	(2,463)	(1,925)	(2,390)
Disposals related to charge-offs	(880)	(420)	(3,067)
Disposals related to loan sales	—	(799)	(38)

Balance at end of period	$31,450	$3,275	$6,419

        The following table sets forth the amount of total loans net of unearned income and allowance for loan losses and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2013	2012	2011	2010	2009
Construction	$39,268	$20,254	$61,213	$71,596	$48,371
Real estate secured	2,362,084	1,815,953	1,624,578	1,913,723	1,975,826
Commercial and industrial	448,379	302,475	280,630	325,634	385,958
Consumer	14,668	13,658	15,065	15,671	17,286

Total loans, net of unearned income	2,864,399	2,152,340	1,981,486	2,326,624	2,427,441
Allowance for losses on loans	(53,563)	(63,285)	(102,982)	(110,953)	(62,130)

Net loans	$2,810,836	$2,089,055	$1,878,504	$2,215,671	$2,365,311

Held-for-sale loans included in total loans above	$47,577	$145,973	$53,814	$17,098	$36,233
Participation loans sold and serviced by the Company	$711,468	$482,891	$488,288	$463,889	$432,591
Percentage breakdown of gross loans:
Construction	1.4%	0.9%	3.1%	3.1%	2.0%
Real estate secured	82.4%	84.4%	82.0%	82.2%	81.4%
Commercial and industrial	15.7%	14.1%	14.2%	14.0%	15.9%
Consumer	0.5%	0.6%	0.7%	0.7%	0.7%

        Loans held-for-sale at December 31, 2013, decreased to $47.6 million compared to $146.0 million at December 31, 2012. Loans held-for-sale totaled $53.8 million, $17.1 million, and $36.2 million at the end of 2011, 2010, and 2009, respectively. SBA loans held-for-sale totaled $45.6 million at December 31, 2013, compared to $72.8 million at December 31, 2012.

        Loans held-for-sale at December 31, 2010, 2011, and 2012 included underlying residential mortgage loans in our warehouse lending program. However, starting in 2013, the Company no longer included warehouse lending residential mortgage loans in loans held-for-sale as the underlying mortgage loans in warehouse credit transactions were deemed not to meeting the sales accounting criteria under ASC 860-10-40-5. In management's view, warehouse lending transactions do not meet the isolation and effective control requirements of sales transactions. As such, warehouse line of credit transactions are recorded as secured commercial credits and not included in loans held-for-sale.

        The following table shows the contractual maturity and repricing intervals of the outstanding loans in our portfolio as of December 31, 2013. In addition, the table below shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts on the table below are the gross loan balances (including held-for-sale) at December 31, 2013 before netting unearned income and allowance for loan losses:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	December 31, 2013
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$39,091	$1,276	$—	$40,367
Real estate secured	956,621	1,236,743	174,166	2,367,530
Commercial and industrial	429,889	18,649	1,134	449,672
Consumer	13,606	1,088	—	14,694

Gross loans	$1,439,207	$1,257,756	$175,300	$2,872,263

Loans with variable interest rates	$1,285,537	$—	$—	$1,285,537
Loans with fixed interest rates	$153,670	$1,257,756	$175,300	$1,586,726

        The majority of the properties that we accept as collateral are located in Southern California. The loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in areas which are not as familiar to us. Since the onset of a major real estate recession during the first part of the previous decade, property values in Southern California and around the country had generally increased from 1996 to 2006. Since late 2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further declines in the real estate market across the nation through 2010 after which values steadily increased again. As of year-end 2013, 83.8% of our loans are secured by first mortgages on various types of real estate. In 2013 we experienced some increases in market values of certain commercial real estate properties, but still maintain a cautious outlook for 2014.

Non-performing Assets

        Non-performing assets, or NPAs, consist of non-performing loans, or NPLs, restructured loans, and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by the SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans of which the terms of repayment have been renegotiated, resulting in a reduction or deferral of interest or principal. Other NPAs consist of properties, mainly other real estate owned, or OREO, acquired by foreclosure or by similar means that management intends to offer for sale. The treatment of non-performing status for held-for-sale loans is the same for as other loans and are accounted for at the lower of cost or fair value.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. The effect of the unfavorable economic environment particularly in 2009 and 2010 impacted the strength of our borrowers' credit and financial status which elevated NPLs levels during this time. However, through note sales, charge-offs, and enhanced monitoring of problem loans, NPLs, net of SBA guaranteed portions experienced a large decline at 2013 from its peak in 2010. NPLs totaled $37.2 million at the end of 2013, compared to $28.0 million, $43.8 million, $71.2 million, and $70.8 million at the end of

2012, 2011, 2010, and 2009, respectively. Of the total $37.2 million in NPLs at December 31, 2013, $1.0 million was acquired from BankAsiana and $1.4 million were acquired from Saehan. At December 31, 2013, NPLs as a percentage of total loans was 1.30%, compared to 1.30%, 2.21%, 3.06%, and 2.92% at December 31, 2013, 2011, 2010, and 2009, respectively.

        As of December 31, 2013, we had $7.6 million in other NPAs, which was comprised of thirteen OREO properties. We have listed these properties for sale or are in the process of directly selling these properties. We recorded $24,000 in income related to a reduction in the valuation allowance for OREO in 2013. Of the nine OREO properties sold in 2013, the Bank recorded a net gain of $184,000. As of December 31, 2012, we had $2.1 million as other NPAs, which was comprised of six OREO properties. For the twelve months ended December 31, 2012, we recorded $157,000 in provisions related to OREO and recorded a net loss of $616,000 on the twenty-three properties sold during the year. As of December 31, 2011, we had $8.2 million other NPAs, which was comprised of fourteen OREO properties, with thirteen of those foreclosed in 2011. In 2011, we recorded $3.8 million in provisions related to OREO. Of the ten OREO properties sold during 2011, the Bank recorded a loss of $3.1 million. As of December 31, 2010, we had $15.0 million as other NPAs, which was comprised of eighteen OREO properties, with fifteen of those foreclosed in 2010. In 2010, we recorded $1.8 million in OREO provisions. Of the seven OREO properties sold during 2010, the Bank recorded a loss of $2.1 million. Including OREO, our ratio of NPAs as a percentage of total loans and OREO was 1.56%, 1.39%, and 2.62%, at December 31, 2013, 2012, and 2011, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2013. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following table provides information with respect to the components of our NPAs as of the dates indicated:

Non-performing Assets

(Dollars in Thousands)

	For the Years Ended December 31,
(Balances are net of SBA guaranteed portions)	2013	2012	2011	2010	2009
Total non-accrual loans:
Construction	$2,471	$5,644	$12,548	$—	$—
Real estate secured	33,401	21,007	29,088	67,576	63,571
Commercial and industrial	1,196	1,302	2,196	3,629	5,805
Consumer	—	—	—	27	70

Total	37,068	27,953	43,832	71,232	69,446

Loans 90 days or more past due and still accruing:
Real estate secured	168	—	—	—	1,317
Consumer	—	—	—	—	19

Total	168	—	—	—	1,336

Total non-performing loans[1]	37,236	27,953	43,832	71,232	70,782

Other real estate owned	7,600	2,080	8,221	14,983	3,797

Total non-performing assets, net of SBA guarantee	$44,836	$30,033	$52,053	$86,215	$74,579

Troubled debt restructurings[2]	$36,220	$35,733	$22,383	$48,746	$64,612
Non-performing loans as a percentage of total loans	1.30%	1.30%	2.21%	3.06%	2.92%
Non-performing assets to total loans and other real estate owned	1.56%	1.39%	2.62%	3.68%	3.07%
Allowance for loan losses as a percentage of non-performing loans	143.85%	226.40%	234.95%	155.76%	87.78%

1
During the fiscal year ended December 31, 2013, no interest income related to these loans were included in net income. Additional interest income of approximately $1.3 million would have been recorded during the year ended December 31, 2013, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2013 or, if not outstanding throughout the fiscal year ended December 31, 2013, since origination.

2
Troubled debt restructurings that are over 90 days past due are considered non-accrual loans. At December 31, 2013, $8.2 million in troubled debt restructuring were classified as non-accrual.

        The following table presents non-performing loans at December 31, 2013 by legacy loans originated by the Company and those acquired from the acquisitions of Mirae Bank, BankAsiana and Saehan Bancorp:

	December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,050	—	1,050
SBA Real Estate	958	—	958
Gas Station	1,026	—	1,026
Carwash	770	—	770
Hotel/Motel	2,117	—	2,117
Land	—	—	—
Other	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	137	—	137
Other Commercial	580	—	580
Consumer	—	—	—

Total Legacy Loans	$28,627	$—	$28,627

Acquired Loans*:
Construction	$—	$—	$—
Real Estate Secured:
Residential Real Estate	215	—	215
SBA Real Estate	811	—	811
Gas Station	2,264	—	2,264
Carwash	—	168	168
Hotel/Motel	760	—	760
Land	—	—	—
Other	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	69	—	69
Other Commercial	410	—	410
Consumer	—	—	—

Total Acquired Loans	$8,441	$168	$8,609

Total	$37,068	$168	$37,236

*
Includes $6.2 million in covered loans acquired from Mirae Bank

Trouble Debt Restructurings

        A restructuring of a debt constitutes a troubled debt restructuring, if the Company for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers may not able to perform in accordance with the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and evaluated individually for impairment.

        Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired by the Company. At December 31, 2013, 2012, and 2011, the balance of TDR loans, net of SBA guaranteed portion, was $36.2 million, $35.7 million, and $22.4 million, respectively. TDR loans that were classified as non-accrual were $8.2 million, $6.5 million, and $7.3 million at December 31, 2013, 2012, and 2011, respectively. The SBA guaranteed portion of TDR loans totaled $2.8 million at December 31, 2013.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and an allowance for unfunded loan commitments which is established by a period provision for loan losses charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled "Provision for Loan Losses and Loan Commitments".

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance if based on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

        Net charge-offs in 2013 increased to $9.7 million compared to $8.1 million in 2012. Net charge-offs in 2013 were comprised of $8.3 million in real estate secured net loan charge-offs, $1.4 million commercial and industrial loans net charge-offs, and $10,000 consumer loan net recoveries. The $9.7 million in net charge-offs represents 0.43% of average total loans in 2013, compared with 0.40%, 3.16%, 4.33%, and 1.73% in 2012, 2011, 2010, and 2009, respectively.

        As a result of the continued low level of charge-offs experienced in 2013, the allowance for loan losses declined by $9.7 million to $53.6 million at December 31, 2013, compared to $63.3 million at December 31, 2012. The allowance for loan losses totaled $103.0 million, $111.0 million, and $62.1 million at December 31, 2011, 2010, and 2009, respectively. The ratio of allowance for loan losses to gross loans held for investment was 1.90%, 3.15%, 5.33%, 4.79%, 2.59% at the end of 2013, 2012, 2011, 2010, and 2009, respectively.

        The general valuation allowance at December 31, 2013 totaled $49.7 million, or 92.9% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $3.8 million, or 7.1% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $20.4 million, or 42.1% of the GVA portion of the allowance for loan losses at December 31, 2013. The general valuation allowance at December 31, 2012 totaled $56.7 million, or 89.6% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $6.6 million, or 10.4% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $18.7 million, or 29.5% of the GVA portion of the allowance for loan losses at December 31, 2012.

        The improvements in credit quality beginning 2012 resulted in significant declines in loan losses and charge-offs reducing the historical loss percentages used in our allowance calculation. Higher level net charge-off periods are dropping out of our historical horizon utilized in the Bank's migration analysis and more recent low level net charge-off periods are taking their place, contributing to the lower loss rates in most of the Company's loan categories. As a result, the historical loss rates used in our GVA calculation in 2013 declined by $8.6 million, or 22.7%, compared to 2012. The QA portion of the allowance for loan losses increased $1.7 million, or 8.9%, in 2013 compared to the previous year to offset a portion of the large declines in GVA. The potential for further deterioration in our local and global economy continues to exist with continued slow economic growth and possibility of another economic downturn. In light of these factors, management increased our QA to account for these and other uncertainties that could affect the credit quality of our loan portfolio.

        In 2013, as part our regular review of the allowance for loan losses methodology management made enhancements to better reflect potential losses in the loan portfolio in the current economic environment. The enhancements made to the methodology included changes to the historical loss calculation, or GVA portion of the allowance, part of which lengthened the historical look-back period for losses. The current methodology is expected to better estimate potential losses. The enhancements to the allowance for loan losses calculation did not result in a material difference in allowance compared to the previous methodology.

        The reserve for unfunded loan commitments at December 31, 2013 totaled $1.1 million, a slight increase from $1.0 million at December 31, 2012. At December 31, 2013, commitments to extend credit totaled $348.4 million, compared to $254.6 million at December 31, 2012. Total commitments to extend credit increased $93.8 million in 2013, while total allowance for loan commitments increase by only $38,000 during the same period due to the decline in our historical loss rates and a reduction in line utilization rates in 2013.

        During the fourth quarter of 2013, we completed our acquisitions of BankAsiana and Saehan. At December 31, 2013, the balance of these acquired loans totaled $541.4 million. These loans were recorded at fair value in accordance with generally accepted accounting principles. In 2013, we experienced an increase in many of our credit matrices when compared to the previous year. A significant portion of the increase in delinquencies, non-performing, criticized, and classified loans were from loans acquired through the acquisitions of BankAsiana and Saehan. Since the loans were recorded at fair value, loans acquired from BankAsiana and Saehan did not have an impact to the Company's allowance for loan losses at year end 2013. Excluding loans acquired from BankAsiana and Saehan Bancorp, our ratio of allowance to gross loan held for investment was approximately 2.35% at December 31, 2013, as compared to 3.15% at December 31, 2012. The allowance for loan losses of $53.6 million at December 31, 2013, represents $3.9 million in reserves for covered loans acquired from Mirae Bank, and $49.7 million in reserves for the legacy Wilshire loan portfolio.

        Although management believes our allowance at December 31, 2013 was adequate to absorb losses from any known and inherent risks in the portfolio, economic conditions which adversely affect our service areas or other variables may result in further increased losses in the loan portfolio in the future.

        The table below summarizes, for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and reserve for unfunded loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

(Dollars in Thousands)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses:
Balances at beginning of period	$63,285	$102,982	$110,953	$62,130	$29,437
Actual charge-offs:
Real estate secured	11,063	10,649	62,265	90,976	11,231
Commercial and industrial	3,690	3,282	9,930	17,986	24,820
Consumer	3	2	260	267	692

Total charge-offs	14,756	13,933	72,455	109,229	36,743

Recoveries on loans previously charged off:
Real estate secured	2,741	3,870	488	1,073	—
Commercial and industrial	2,280	1,812	4,328	2,393	1,112
Consumer	13	154	65	144	140

Total recoveries	5,034	5,836	4,881	3,610	1,252
Net loan charge-offs	9,722	8,097	67,574	105,619	35,491
FDIC Indemnification	—	—	—	5,053	856
Provision for loan losses	—	(31,600)	59,603	149,389	67,328

Balances at end of period	$53,563	$63,285	$102,982	$110,953	$62,130

Reserve for unfunded loan commitments:
Balances at beginning of year	$1,023	$3,423	$3,926	$2,515	$1,243
Provision for losses on loan commitments	—	(2,400)	(503)	1,411	1,272

Balance at end of period	$1,023	$1,023	$3,423	$3,926	$2,515

Ratios:
Net loan charge-offs to average total loans	0.43%	0.40%	3.16%	4.33%	1.73%
Allowance for loan losses to gross loans at end of period (less loans held-for-sale)	1.90%	3.15%	5.33%	4.79%	2.59%
Net loan charge-offs to allowance for loan losses at end of period	18.15%	12.79%	65.62%	95.19%	57.12%
Net loan charge-offs to provision for losses on loans and loan commitments	N/A	-23.81%	114.34%	70.04%	51.74%

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2013	2012	2011	2010	2009
Applicable to:
Construction	$814	$453	$4,218	$7,262	$411
Real estate secured	41,401	49,956	79,221	79,441	34,458
Commercial and industrial	11,238	12,737	19,391	24,069	27,059
Consumer	110	139	152	181	202

Total allowance	$53,563	$63,285	$102,982	$110,953	$62,130

Percentage breakdown of allowance:
Construction	1.52%	0.71%	4.09%	6.55%	0.66%
Real estate secured	77.29%	78.94%	76.93%	71.60%	55.46%
Commercial and industrial	20.98%	20.13%	18.83%	21.69%	43.55%
Consumer	0.21%	0.22%	0.15%	0.16%	0.33%

Total allowance	100.00%	100.00%	100.00%	100.00%	100.00%

        At December 31, 2013 and December 31, 2012, loans acquired with deteriorated credit quality (ASC 310-30 loans, formerly SOP 03-3 loans) totaled $2.6 million and $1.0 million, respectively. These loans had no allowance for loan losses at both December 31, 2013 and December 31, 2012, respectively. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2013:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$180,001	$10,542	$—	$—	$325	$190,868
Junior Subordinated Debentures[1]	310	—	—	82,476	(10,926)	71,860
Operating Leases	7,000	9,434	6,050	1,302	—	23,786
Investments in Affordable Housing Partnerships	7,868	2,109	74	186	—	10,237
Time Deposits	1,013,166	99,521	7,969	122	1,059	1,121,837

Total	$1,208,345	$121,606	$14,093	$84,086	$(9,542)	$1,418,588

1
See detailed disclosure of junior subordinated debentures, including interest rates, in the following subsection "Junior Subordinated Debenture; Trust Preferred Securities"

Off-Balance Sheet Arrangements

        During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our statement of financial condition.

        As of December 31, 2013, 2012, and 2011, we had commitments to extend credit of $348.4 million, $254.6 million, and $227.5 million, respectively. Obligations under standby letters of credit were $8.7 million, $14.6 million, and $15.9 million at the years ended 2013, 2012, and 2011, respectively, and the obligations under commercial letters of credit were $12.8 million, $8.5 million, and $9.6 million, respectively, for the same periods.

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

        The Company invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2013, the Company had sixteen such investments, with a net carrying value of $33.1 million. Commitments to fund investments in affordable housing partnerships totaled $10.2 million at December 31, 2013, with the last of the commitments ending in 2026. At December 31, 2012, the Company had fourteen investments, with a net carrying value of $28.6 million. Commitments to fund investments in affordable housing partnerships totaled $10.5 million at December 31, 2012.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $250,000 at December 31, 2013, and $265,000 at December 31, 2012. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that many of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than loans, investments, and federal funds sold. Other earning assets include Federal Home Loan Bank stock, the cash surrender value of the BOLI, low income housing tax credits, and deposits held in other financial institutions.

        In an effort to provide additional benefits aimed at retaining key employees and directors, while generating a tax-exempt non-interest income stream, we purchased $10.5 million and $3.0 million, in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, 2009, 2010, 2011, 2012, and 2013, we purchased $532,000, $96,000, $0, $619,000, $731,000, and $710,277, respectively, more in BOLI from the same insurance carriers. The Bank is the owner and the primary beneficiary of the life insurance policies and we recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        In 2003, we also invested in several low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. We committed to invest, over two to three years, a total of $3.0 million to two different LIHTCF—$1.0 million in Apollo California Tax Credit Fund XXII, LP, and $2.0 million in Hudson Housing Los Angeles Revitalization Fund, LP. In 2006, in order to promote our CRA activities in each of the assessment areas in Dallas, New York, and Los Angeles, we also committed to invest additional $1.0 million, $2.0 million, and $3.0 million in WNC Institutional Tax Credit Fund XXI, WNC Institutional Tax Credit Fund X New York Series 7, and WNC Institutional Tax Credit Fund X California Series 6, respectively. We then made $4.0 million additional commitment to invest in Hudson Housing Los Angeles Revitalization Fund IV LP in 2007. We receive the returns on these investments, over the fifteen years following the said two to three-year investment periods in the form of tax credits and tax deductions. In 2008, we committed to invest $3.0 million in WNC Institutional Tax Credit Fund X New York Series 9 in order to promote our CRA activities in the assessment area in New York and $3 million in WNC Institutional Tax Credit Fund 26 in order to promote our CRA activities in the assessment area in Dallas. In 2009, we committed to invest $5.0 million in NHT 28 Tax Credit Fund and $5.0 million in Enterprise Green Communities West Fund in order to promote our CRA activities in the assessment area in Los Angeles, California. In 2010, we committed to invest $4.9 million Milan Town Homes in order to promote our CRA activities in the assessment area of Los Angeles, California. In 2011, we made $7.0 million and $5.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 9 and Enterprise CalGreen Fund, respectively, in order to promote our CRA activities in the assessment area in California. In 2012, we made a $4.5 million commitment to invest in RBC National Fund 15, in order to promote our CRA activities in the assessment area in Dallas-Fort Worth areas in Texas. In 2013, we made $5.0 million and $3.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 11 and Raymond James New York Housing Opportunities Fund I-B, respectively, in order to promote our CRA activities in the assessment area in California and in New York.

        We are required by FHLB to invest in FHLB stock in order to participate in FHLB's credit program in addition to being used as collateral for our FHLB borrowings. Our total investment in FHLB stock was $16.0 million at December 31, 2013, compared to $12.1 million at December 31, 2012 and $15.5 million at December 31, 2011. Of the $16.0 million in FHLB stock owned at December 31, 2013, $450,000 was issued by the FHLB of New York and $15.5 million was issued by the FHLB of San Francisco. Total cash dividends received from FHLB stock holdings amounted to $543,000, $151,000, and $52,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

        The balances of other earning assets as of December 31, 2013 and December 31, 2012 were as follows:

	Balances At December 31,
(Dollars In Thousands)	2013	2012
Type
BOLI	$22,519	$21,213
LIHTC	43,316	39,154
Federal Home Loan Bank stock	15,983	12,090
Deposits held in other financial institutions	21,019	—

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2013, 2012, and 2011, were $2.87 billion, $2.17 billion, and $2.20 billion, respectively, representing an increase of $704.7 million, or 32.5%, in 2013, and a decrease of $35.5 million, or 1.6%, in 2012. The increase in 2013 was largely due to the acquisitions of BankAsiana and Saehan which contributed $639.0 million to the increase at December 31, 2013. At December 31, 2013 former BankAsiana deposits totaled $156.3 million and deposits of former Saehan totaled $482.7 million.

        Total average deposits for the years ended December 31, 2013, 2012, and 2011 were $2.29 billion, $2.17 billion, and $2.20 billion, respectively. Total average deposits increased $118.8 million, or 5.5% during 2013, and decreased $36.1 million, or 1.6%, during 2012 compared to the previous years. The decrease in deposits in 2012 was a result of management's planned deposit run-off of higher-costing time deposits. Our primary focus for 2012 was to improve our deposit mix and increase overall demand deposits accounts and balances. The increase in average deposits in 2013 was largely due to the acquisitions of BankAsiana and Saehan. The acquisitions were completed during the fourth quarter of 2013 and had less than three months impact to the annual average deposit balance for 2013.

        Due to our efforts in controlling the growth of expensive time deposits, the percentage of average time deposits divided by average total deposits decreased to 38.7% in 2013, compared to 41.9% in 2012, and 47.1% in 2011. We will continue to promote our core-deposit campaign in order to achieve our core deposit goals and to reduce our level of time deposit reliance going forward.

        The average rate paid on time deposits in denominations of $100,000 or more decreased to 0.65% in 2013, compared to 0.81% in 2012, and 0.96% in 2011. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average rates paid for the years indicated:

Average Deposits

(Dollars in Thousands)

	For the Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest bearing	$639,957	—	$510,544	—	$462,443	—
Money market	630,050	0.63%	621,638	0.77%	590,198	0.90%
Super NOW	27,656	0.20%	26,154	0.27%	23,869	0.35%
Savings	103,102	1.75%	100,740	2.35%	89,582	2.78%
Time deposits of $100,000 or more	658,483	0.65%	611,922	0.81%	658,862	0.96%
Other time deposits	225,900	0.80%	295,305	0.96%	377,491	1.15%

Total deposits	$2,285,148	0.53%	$2,166,303	0.69%	$2,202,445	0.84%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2013 was as follows:

Maturities of Time Deposits of $100,000 or More, at December 31, 2013

(Dollars in Thousands)

Maturity	Balance
Three months or less	$358,495
Over three months through six months	126,345
Over six months through twelve months	300,650
Over twelve months	83,847

Total	$869,337

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients' carry deposit balances that were more than 1% of our total deposits, but at December 31, 2013, 2012, and 2011, the California State Treasury was the only depositor whose deposit balance was more than 3% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. At December 31, 2013 we had $41.4 million in brokered time deposits, all of which were assumed from the acquisitions of BankAsiana and Saehan. At December 31, 2012, we did not have any brokered deposits and at December 31, 2011, brokered deposits totaled $1.5 million. We do not plan to renew the brokered deposits we assumed from BankAsiana and Saehan once they mature.

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

        The following table is a summary of FHLB borrowings for fiscal years 2013 and 2012:

(Dollars in Thousands)	2013	2012
Balance at year-end	$190,325	$150,000
Average balance during the year	$140,916	$8,798
Maximum amount outstanding at any month-end	$190,325	$150,000
Average interest rate during the year	0.17%	0.18%
Average interest rate at year-end	0.18%	0.28%

  TARP Preferred Stock

        On December 12, 2008, we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase 949,460 shares of our common stock, for an aggregate purchase price of $62.2 million. The warrant to purchase our common stock had an exercise price of $9.82 per share. In 2012, we repurchased or redeemed the 62,158 shares of Series A Preferred Stock in two different stages. The initial repurchase of 60,000 shares were repurchased at discount of 5.6%, for a total purchase price of $56.6 million. The remaining shares were redeemed at par value, or $1,000 per share, plus accrued dividends for a total purchase price of $2.2 million. The warrant to purchase common stock was also repurchased from the U.S. Treasury at a mutually agreed upon price of $760,000. BankAsiana, who we acquired on October 1, 2013, had $5.3 million in CDCI Preferred Stock which we immediately repaid on the date of the acquisition. At December 31, 2013 we were no longer a participant in the TARP Capital Purchase Program.

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

$20.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14.0 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 2.04% at December 31, 2013, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 17, June 17, September 17, or December 17.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust III, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities were fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The rate of interest on the September 2005 debenture and related trust preferred securities was 1.65% at December 31, 2013. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust IV, which issued $25.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 1.63% at December 31, 2013, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

        March 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2007, Saehan organized its wholly-owned subsidiary, Saehan Capital Trust I, which issued $20.0 million in trust preferred securities. Saehan Bancorp then purchased all of the common interest in the Saehan Capital Trust I ($619,000) and issued the 2007 Junior Subordinated Debenture (the "March 2007 debenture") in the amount of $20.6 million to the Saehan Capital Trust I with terms substantially similar to the March

2007 trust preferred securities in exchange for the proceeds from the issuance of the Saehan Capital Trust I's March 2007 trust preferred securities and common securities.

        On November 20, 2013, Wilshire Bancorp acquired Saehan Bancorp and all of its subsidiaries. As part of the acquisition, Wilshire acquired Saehan Capital Trust I and the March 2007 debenture of $20.6 million at a fair value of $9.7 million, or at a discount of $10.9 million. Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are now guaranteed by Wilshire Bancorp. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock. The Company has the right to redeem the March 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 30, June 30, September 30, or December 30. The rate of interest on the March 2007 debenture and related trust preferred securities was 1.87% at December 31, 2013, which adjusts quarterly to the three-month LIBOR plus 1.62%.

        On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits. Under the final rule, bank holding companies may include trust preferred securities in Tier 1 capital in an amount (together with other restricted core capital elements) equal to 25% of the sum of core capital elements (including restricted core capital elements) net of goodwill less any associated deferred tax liability. Amounts in excess of these limits will generally be included in Tier 2 capital. For purposes of this rule, restricted core capital elements are generally to be comprised of qualifying cumulative perpetual Preferred Stock and related surplus, minority interest related to qualifying cumulative perpetual Preferred Stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interest related to qualifying common stock or qualifying cumulative perpetual Preferred Stock directly issued by a consolidated subsidiary that is neither a U.S. depository institution or a foreign bank and qualifying trust preferred securities. Under the final rule, as of December 31, 2013, Wilshire Bancorp categorized $69.1 million trust preferred securities as Tier 1 capital.

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

        During the years ended December 31, 2013, 2012, and 2011, we experienced a net cash inflow of $144.6, net cash outflow of $39.1 million, and a net cash inflows of $74.3 million, respectively in cashflows form operating activities. During 2013, the largest components of net cash provided by operating activities was cash inflows from net income of $45.4 million and proceeds from the sale of held-for-sale loans totaling $659.2 million offset by cash outflows of $550.7 million from the origination of held-for-sale loans. In 2012, net cash used in operating activities was primarily attributable to originations of held-for-sale loans which increased $349.1 million to origination of $798.7 million in 2012 compared to an outflow of $430.5 million in 2011, and outflows were $111.3 million in 2010.

        Net cash outflows from investing activities totaled $203.5 million in 2013 and $81.0 million in 2012, compared to net cash inflows of $280.4 million in 2011. The largest components of cash used in investing activities for 2013 was from an increase in loans receivable of $268.0 million and the purchase of securities available-for-sale totaling $71.4 million. During 2012, investment securities activities (purchases, net of proceeds from repayments, maturities, calls, and sold securities) resulted in net cash outflows of $16.5 million, compared to net cash outflows of $4.1 million in 2011. In 2012, net loans receivable increased $88.5 million contributing to total cash outflows from investing activities. In 2011 there were cash inflows from the decline in net loans receivable totaled $159.3 million.

        Net cash provided by financing activities totaled $56.1 million in 2013, compared to cash used in financing activities of $31.7 million in 2012 and $228.0 million in 2011. Cash provided by financing activities in 2013 was primarily from an increase of $80.0 million in Federal Home Loan Bank advances and an increase of $38.7 million in deposits offset by $50.0 million in total Federal Home Loan Bank advance redemptions. The increase in deposits in 2013 was due to the acquisitions of BankAsiana and Saehan Bancorp. The net cash used in financing activities in 2012 was used to pay for the redemption of the Company's TARP Preferred Stock totaling $58.8 million and the redemption of subordinated debentures of $25.5 million, offset by Federal Home Loan Bank advances increases of $150.0 million. The primary use of funds in 2011 was from $258.6 in deposit declines and to redeem $265.0 million in Federal Home Loan Bank advances, offset by an increase in Federal Home Loan Bank advances totaling $190.0 million.

        For the purpose of having liquid cash available for emergencies, we maintain a portion of our funds in cash and cash equivalents, time deposits at other institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at December 31, 2013, 2012, and 2011 totaled approximately $591.7 million, $652.0 million, and $699.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 16.3%, 23.7%, and 25.9% at December 31, 2013, 2012, and 2011, respectively. The decrease in liquid assets in 2013 is a result of cash utilized for the acquisitions of BankAsiana and Saehan. The decline in liquid assets in 2012 was due the utilization of excess cash to redeem junior subordinated debentures and TARP Preferred Stock.

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

        As of December 31, 2013, our borrowing capacity from the FHLB was approximately $830.1 million, and the outstanding balance was $190.0 million, or approximately 22.9% of our borrowing capacity. As of December 31, 2013, we also maintained lines to purchase up to a combined $70.0 million in federal funds with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $22.0 million at December 31, 2013. There were no outstanding balances at any of our correspondent banks or at the FRB discount window at December 31, 2013. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

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

        As of December 31, 2013, we were qualified as a "well-capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the current regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire Bank:

			Actual capital ratios as of:
			December 31, 2013		December 31, 2012		December 31, 2011
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Capital Ratios
Wilshire Bancorp & Wilshire Bank			Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	16.05%	15.03%	19.74%	19.29%	20.89%	20.42%
Tier I capital to risk-weighted assets	4.00%	6.00%	14.79%	13.77%	18.47%	18.02%	19.59%	19.12%
Tier I capital to average assets	4.00%	5.00%	13.44%	12.51%	14.87%	14.52%	13.86%	13.53%

        We also believe that as of December 31, 2013 the Company would satisfy the new capital ratio requirements under Basel III and qualify as a "well-capitalized" institution under the new regulatory framework for prompt corrective action, as revised by Basel III. For more information see Part I, Item 1 "Description of Business—Regulation and Supervision—New Capital Adequacy Requirements Under Basel III."

        At December 31, 2013, total shareholders' equity was $439.4 million, an increase of $97.0 million from shareholders' equity of $342.4 million at December 31, 2012. The increase in equity in 2013 was largely due to the increase in undivided profits from net income available to common shareholders totaling $45.4 million and due to the issuance of common stock valued at $67.8 million as part of the consideration for the acquisition of Saehan. Shareholder equity at December 31, 2012 increased $32.8 million, to $342.4 million, compared to $309.6 million at December 31, 2011. The increase in equity in 2012 was largely due to net income available to common shareholders totaling $93.7 million in 2012. The record earnings in 2012 helped offset the reduction in equity that resulted from the redemption of the TARP Preferred Stock during the year. This redemption of TARP Preferred Stock reduced total equity by $59.5 million.

        As of December 31, 2013, we included $69.1 million in junior subordinated debentures in our regulatory capital ratio computations. At December 31, 2013, we did not include any qualifying subordinated debt in our calculation of Tier 2 and total risk-based capital.

Impact of Inflation; Seasonality

        Inflation primarily impacts us through its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this report. Our business is generally not seasonal.

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

        In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in relatively flat net interest income changes while EVE is expected to decline. An increase in interest rates would increase net interest income while EVE is expected to generally decrease after 200 basis points increase in interest rates.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest bearing liabilities as of December 31, 2013 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At December 31, 2013
	Amounts Subject to Repricing Within
	0 - 3 months	3 - 12 months	1 - 5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,333,668	$105,539	$1,257,756	$175,300	$2,872,263
Investment securities	9,745	37,389	146,995	158,343	352,472
Deposits at other institutions	13	13,506	7,500	—	21,019
Federal funds sold and cash equivalents	86,475	—	—	—	86,475

Total	$1,429,901	$156,434	$1,412,251	$333,643	$3,332,229

Interest bearing liabilities:
Savings deposits	$114,951	$—	$—	$—	$114,951
Time deposits of $100,000 or more	358,495	426,995	83,847	—	869,337
Other time deposits	51,698	170,273	22,158	63	244,192
Other interest bearing deposits	810,878	—	—	—	810,878
FHLB advances and other borrowings	180,000	—	10,325	—	190,325
Junior Subordinated Debenture	71,550	—	—	—	71,550

Total	$1,587,572	$597,268	$116,330	$63	$2,301,233

Interest rate sensitivity gap	$(157,671)	$(440,834)	$1,295,921	$333,580	$1,030,996
Cumulative interest rate sensitivity gap	$(157,671)	$(598,505)	$697,416	$1,030,996
Cumulative interest rate sensitivity gap ratio (based on total assets)	-4.36%	-16.54%	19.28%	28.50%	28.50%

        The following table sets forth our estimated net interest income over a twelve months period and EVE based on the indicated changes in market interest rates as of December 31, 2013.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	11.48%	-3.90%
+300	8.02%	-2.09%
+200	4.75%	-0.16%
+100	2.02%	1.03%
0	—	—
-100	1.24%	-5.52%
-200	0.12%	-14.19%
-300	0.18%	-20.71%

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information required by this Item 9 is incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on June 12, 2012.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our "disclosure controls and procedures," as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        The Company has excluded the current year acquisitions of BankAsiana and Saehan Bancorp (BankAsiana and Saehan Bancorp representing approximately 5% and 17%, respectively of total assets at December 31, 2013) from the scope of management's report on internal control over financial reporting.

        Our management conducted an evaluation of the system of internal control over financial reporting as of December 31, 2013, using the criteria set forth by the "Committee of Sponsoring Organizations of the Treadway Commission in 1992 Internal Control Integrated Framework", and concluded that our system of internal control over financial reporting was effective as of December 31, 2013.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firms are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

  Changes in Internal Control over Financial Reporting

        Management has determined there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  Report of Independent Registered Public Accounting Firm

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited Wilshire Bancorp, Inc. (the "Company") and subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and Compliance with Designated Laws and Regulations. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As permitted, the Company excluded the operations of BankAsiana and Saehan Bancorp, the acquired institutions, from the scope of management's report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows as of and for the years ended December 31, 2013 and 2012, of Wilshire Bancorp, Inc. and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

Crowe Horwath LLP

Sherman Oaks, California
March 14, 2014

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's proxy statement (Schedule 14A) for its 2014 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2013.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
2.1	Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (filed as Exhibit 2.1 to Wilshire Bancorp, Inc.'s Quarterly Report on Form 10-Q, as filed with the SEC on August 2, 2013, and incorporated herein by reference)
2.2	Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (filed as Exhibit 2.1 to Wilshire Bancorp, Inc.'s Current Report on Form 8-K, as filed with the SEC on July 15, 2013, and incorporated herein by reference)
3.1	Articles of Incorporation, as amended and restated[1]
3.2	Certificate of Amendment to Articles of Incorporation[12]
3.3	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012[12]
4.1	Specimen of Common Stock Certificate[2]
4.2	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[3]
4.3	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho and Elaine Jeon dated as of March 17, 2005[3]
4.4	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005[3]

Reference Number	Item
4.5	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[3]
4.6	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005[3]
4.7	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005[4]
4.8	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[4]
4.9	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min and Brian E. Cho dated as of July 10, 2007.[4]
4.10	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007.[4]
4.11	Indenture by and between Saehan Bancorp, Inc. and Wilmington Trust Company dated as of March 30, 2007[14]
4.12	Guarantee Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007[14]
4.13	Amended and Restated Trust Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007.[14]
4.14	Supplemental Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of November 20, 2013[14]
10.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009[11]
10.2	2008 Stock Option Plan of Wilshire Bancorp, Inc.5,[7]
10.3	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.(Manhattan Branch)[10]
10.4	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 20145,[8]
10.5	Form of Restricted Stock Agreement5,[9]
10.6	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 20125,[13]
10.7	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 20125,[13]
10.8	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 20125,[13]
10.9	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 20125,[13]
11.1	Statement regarding computation of Net Earnings per Share[15]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[14]
21.1	Subsidiaries of the Registrant[14]
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[14]
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)[14]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[14]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[14]

Reference Number	Item
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[14]
99.1	Certification Pursuant To Section 111(b)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Executive Officer)[14]
99.2	Certification Pursuant To Section 111(b)(4) Of The Emergency Economic Stabilization Act Of 2008, As Amended (Principal Financial Officer)[14]
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004.

2
Incorporated by reference to the Exhibits in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004.

3
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 16, 2007.

4
Incorporated by reference to the Exhibits to the Company's Form 10-Q, as filed with the SEC on November 9, 2007.

5
Indicates compensation or compensatory plan, contract, or arrangement.

7
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008.

8
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on November 13, 2013.

9
Incorporated by reference to the Exhibit in the Company's Form 8-K, as filed with the SEC on December 3, 2009.

10
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 1, 2010.

11
Incorporated by reference to the Exhibit to the Company's Form 8-K, as filed with the SEC on July 1, 2009.

12
Incorporated by reference to the Exhibits to the Company's Form 8-K, as filed with the SEC on June 1, 2012

13
Incorporated by reference to the Exhibits to the Company's Form 10-K, as filed with the SEC on March 15, 2012.

14
Exhibit is filed with this Annual Report on Form 10-K.

15
The information required by this Exhibit is incorporated by reference from Note [18] of the Company's Financial Statements included herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	March 14, 2014
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ LAWRENCE JEON Lawrence Jeon	Director	March 14, 2014
/s/ JOHN TAYLOR John Taylor	Director	March 14, 2014
/s/ CRAIG MAUTNER Craig Mautner	Director	March 14, 2014
/s/ DONALD BYUN Donald Byun	Director	March 14, 2014
/s/ STEVEN J. DIDION Steven J. Didion	Director	March 14, 2014
/s/ DAISY Y. HA Daisy Y. Ha	Director	March 14, 2014
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2013
and 2012 and for each of the years in the three-year
period ended December 31, 2013 and
Reports of Independent Registered Public
Accounting Firms

MANAGEMENT'S ASSERTION AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        In this management report, the following subsidiary institutions of Wilshire Bancorp, Inc. (the "Company") that are subject to Part 363 are included in the statement of management's responsibilities; the report on management's assessment of compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions; and the report on management's assessment of internal control over financial reporting: Wilshire Bank.

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

        The Company has excluded the current year acquisitions of BankAsiana and Saehan Bancorp (BankAsiana and Saehan Bancorp representing approximately 5% and 17%, respectively of total assets at December 31, 2013) from the scope of management's report on internal control over financial reporting.

        Management is responsible for establishing and maintaining effective internal control over financial reporting including controls over the preparation of regulatory financial statements. Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Bank Holding Company Instructions as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Bank Holding Company Instructions, as of December 31, 2013.

        The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Laws and Regulations

        Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2013.

/s/ JAE WHAN YOO Jae Whan Yoo Chief Executive Officer Wilshire Bancorp
/s/ ALEX KO Alex Ko Chief Financial Officer Wilshire Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We also audited the adjustments to retrospectively apply the adoption of ASU 2011-05 described in Note 1 that were applied to the 2011 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 14, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited, before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income as discussed in Note 1 to the consolidated financial statements, the consolidated statements of operations, shareholders' equity, and cash flows of Wilshire Bancorp, Inc. (the "Company") for the year ended December 31, 2011 (the 2011 consolidated financial statements before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such 2011 consolidated financial statements of Wilshire Bancorp, Inc., before the effects of the adjustments to retrospectively apply the adoption of ASU 2011-05 as discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the adoption of ASU 2011-05 as discussed in Note 1 to the consolidated financial statements and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 14, 2012

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$124,064	$118,495
Federal funds sold and other cash equivalents	46,590	55,005

Cash and cash equivalents	170,654	173,500
Deposits held in other financial institutions	21,019	—
Securities available-for-sale, at fair value (amortized cost of $356 million and $324 million at December 31, 2013 and December 31, 2012, respectively)	352,437	332,504
Securities held-to-maturity, at amortized cost (fair value of $37 thousand and $54 thousand at December 31, 2013 and December 31, 2012, respectively)	35	50
Loans receivable (net of allowance for loan losses of $54 million and $63 million at December 31, 2013 and December 31, 2012, respectively)	2,763,279	1,943,082
Loans held-for-sale, at the lower of cost or fair value	47,557	145,973
Federal Home Loan Bank stock	15,983	12,090
Other real estate owned (OREO)	7,600	2,080
Due from customers on acceptances	1,517	54
Cash surrender value of bank owned life insurance	22,519	21,213
Investment in affordable housing partnerships	43,316	39,154
Bank premises and equipment	13,862	11,630
Accrued interest receivable	8,350	7,290
Deferred income taxes	39,672	20,862
Servicing assets	16,108	9,610
Goodwill	67,528	6,675
Core deposits intangibles	5,224	1,037
FDIC loss-share indemnification	4,856	5,446
Other assets	16,219	18,613

TOTAL	$3,617,735	$2,750,863

LIABILITIES:
Deposits:
Non-interest bearing	$832,152	$586,003
Interest bearing:
Savings	114,951	100,784
Money market and NOW accounts	810,878	665,077
Time deposits of $100,000 or more	869,337	573,773
Other time deposits	244,192	241,172

Total deposits	2,871,510	2,166,809
Federal Home Loan Bank advances and other borrowings	190,325	150,000
Junior subordinated debentures	71,550	61,857
Commitments to fund low income tax credit housing investments	10,237	10,510
Accrued interest payable	2,418	2,037
Acceptances outstanding	1,517	54
Other liabilities	30,760	17,179

Total liabilities	3,178,317	2,408,446

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; none issued and outstanding, at December 31, 2013 and December 31, 2012	—	—
Common stock, no par value—authorized, 200,000,000 shares at December 31, 2013 and December 31, 2012; issued and outstanding, 78,061,307 and 71,295,144 shares at December 31, 2013 and December 31, 2012, respectively	229,836	164,790
Accumulated other comprehensive (loss) income, net of tax	(23)	6,811
Retained earnings	209,605	170,816

Total shareholders' equity	439,418	342,417

TOTAL	$3,617,735	$2,750,863

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Interest and fees on loans	$115,722	$109,367	$121,707
Interest on investment securities	7,423	6,166	7,177
Interest on federal funds sold and other earning assets	594	1,424	1,080

Total interest income	123,739	116,957	129,964

INTEREST EXPENSE:
Interest on deposits	11,968	15,021	18,541
Interest on FHLB advances and other borrowings	244	16	2,057
Interest on junior subordinated debentures	1,197	2,018	1,991

Total interest expense	13,409	17,055	22,589

NET INTEREST INCOME BEFORE (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	110,330	99,902	107,375
(CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	—	(34,000)	59,100

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	110,330	133,902	48,275

NON-INTEREST INCOME:
Service charges on deposit accounts	11,412	12,672	12,570
Net gain on sale of loans	13,415	6,393	2,102
Loan-related servicing fees	5,011	5,267	4,615
Gain on sale or call of securities	19	3	99
Other income	4,326	3,914	4,419

Total non-interest income	34,183	28,249	23,805

NON-INTEREST EXPENSES:
Salaries and employee benefits	40,131	34,475	28,540
FDIC loss-share indemnification impairment	—	7,900	—
Occupancy and equipment	8,851	7,875	7,826
Net (gain) loss on sale of OREO	(184)	(616)	3,053
Regulatory assessment fee	1,391	2,147	3,945
Professional fees	3,704	4,421	6,709
Data processing	2,801	2,817	2,892
Low income housing tax credit investment losses	3,838	3,240	2,454
Amortization of intangibles	358	284	325
Merger related costs	2,797	—	—
Other operating expenses	13,169	11,636	13,041

Total non-interest expenses	76,856	74,179	68,785

INCOME BEFORE INCOME TAXES	67,657	87,972	3,295
INCOME TAX PROVISION (BENEFIT)	22,281	(4,333)	33,625

NET INCOME (LOSS)	45,376	92,305	(30,330)

One-time adjustment from repurchase of Preferred Stock	—	3,389	—
Preferred stock cash dividend and accretion of Preferred Stock	—	(1,988)	(3,658)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$45,376	$93,706	$(33,988)

EARNINGS (LOSS) PER COMMON SHARE INFORMATION
Basic	$0.63	$1.31	$(0.61)

Diluted	$0.63	$1.31	$(0.61)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	71,771,116	71,288,484	55,710,377
Diluted	72,037,516	71,375,150	55,710,377

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$45,376	$92,305	$(30,330)

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(11,445)	652	4,828
Reclassification adjustment for gains realized in net income	(19)	(3)	(99)
Less income tax (benefit) expense	(4,815)	273	(8)

Net change in net unrealized gains on securities available-for-sale	(6,649)	376	4,737

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during period	28	43	20
Less income tax expense	19	18	8

Net unrealized changes in net gains on interest-only strips	9	25	12

ACCUMULATED OTHER COMPREHENSIVE INCOME ("AOCI") ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	(194)	(351)	—

Net changes in AOCI on BOLI unrecognized prior service cost	(194)	(351)	—

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(6,834)	$50	$4,749

TOTAL COMPREHENSIVE INCOME (LOSS)	$38,542	$92,355	$(25,581)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Numbers of Shares	Amount	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—December 31, 2010	62,158	$60,450	29,477,638	$55,601	$2,012	$111,098	$229,161

Stock options exercised/forfeited			1,760	5			5
Restricted stock granted/forfeited, net			(15,020)	—			—
Issuance of additional stock under public offering, net of associated offering costs			41,818,140	108,711			108,711
Cash dividend declared or accrued:
Common stock						—	—
Preferred stock						(3,108)	(3,108)
Share-based compensation expense				394			394
Accretion of discount on preferred stock		550				(550)	—
Other comprehensive loss:
Net loss						(30,330)	(30,330)
Other comprehensive income					4,749		4,749

Comprehensive loss							(25,581)

BALANCE—December 31, 2011	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582

Stock options exercised/forfeited			12,626	53			53
Restricted stock granted/forfeited, net			—	—
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Cash dividend declared or accrued:
Common stock						—	—
Preferred stock						(830)	(830)
Share-based compensation expense				786			786
Accretion of discount on preferred stock		1,158				(1,158)	—
Comprehensive income:
Net income						92,305	92,305
Other comprehensive income					50		50

Comprehensive income							92,355

BALANCE—December 31, 2012	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417

Stock options exercised/forfeited			206,911	958			958
Common stock issued for acquisition of Saehan Bancorp			7,210,664	67,780			67,780
Common stock repurchased			(651,412)	(4,287)			(4,287)
Cash dividend declared or accrued:
Common stock ($0.09 per share)						(6,587)	(6,587)
Share-based compensation expense				460			460
Tax benefit from stock options exercised				135			135
Comprehensive income:
Net income						45,376	45,376
Other comprehensive loss					(6,834)		(6,834)

Comprehensive income							38,542

BALANCE—December 31, 2013	—	$—	78,061,307	$229,836	$(23)	$209,605	$439,418

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,376	$92,305	$(30,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) by operating activities:
Amortization of investment securities	2,786	4,761	5,531
Depreciation of Bank premises and equipment	2,496	2,254	2,257
Accretion of discount on acquired loans	(2,463)	(1,943)	(2,404)
Amortization of liabilities acquired from acquisitions	(268)	—	—
FDIC loss-share indemnification impairment	—	7,900	—
Amortization of core deposit and unfavorable lease intangibles	358	283	325
(Credit) provision for loan losses and loan commitments	—	(34,000)	59,100
(Credit) provision for other real estate owned losses	221	157	1,368
Deferred tax (benefit) expense	948	(20,830)	32,910
Loss on disposition of bank premises and equipment	1	—	38
Net gain on sale of loans held-for-sale	(13,415)	(7,083)	(5,186)
Proceeds from sale of loans held-for-sale	659,221	700,213	430,525
Origination of loans held-for-sale	(546,994)	(798,675)	(449,545)
Loss on valuation of held-for-sale impaired loans	—	690	3,084
Net gain on sale of available-for-sale securities	(19)	(3)	(99)
Change in fair value of servicing assets	696	332	692
Amortization of servicing rights	415	213	256
Net (gain) loss on sale of OREO	(184)	(616)	3,053
Gain on sale of previously held equity interests	(16)	—	—
Share-based compensation expense	460	786	394
Earnings of cash surrender value of life insurance	(596)	(594)	(607)
Servicing assets capitalized	(3,639)	(1,357)	(2,415)
Decrease in accrued interest receivable	394	828	2,463
Loss on investments in affordable housing partnerships	3,838	3,240	2,454
(Increase) decrease in other assets	3,290	7,152	21,012
Dividends of Federal Home Loan Bank stock	543	151	52
Decrease in accrued interest payable	(2,865)	(1,244)	(811)
Increase in other liabilities	2,184	5,953	210

Net cash provided by (used in) operating activities	152,768	(39,127)	74,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	15	16	20
Net decrease in interest-bearing deposits in other financial institutions	8,863	—	—
Purchase of securities available-for-sale	(71,377)	(126,610)	(140,849)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	84,910	110,061	136,703
Net (increase) decrease in loans receivable	(271,639)	(88,481)	159,296
Payment of FDIC loss share indemnification	1,792	8,380	12,284
Proceeds from sale of other loans	488	7,646	95,909
Proceeds from sale of other real estate owned	3,132	15,612	23,686
Purchases of investments in affordable housing partnerships	(8,273)	(9,773)	(8,391)
Purchases of bank premises and equipment	(866)	(517)	(636)
Purchase of Federal Home Loan Bank stock	(1,348)	—	—
Redemption of Federal Home Loan Bank stock	379	3,433	3,008
Purchases of bank owned life insurance	(710)	(731)	(619)
Net cash received from acquisitions	42,966	—	—

Net cash (used in) provided by investing activities	(211,668)	(80,964)	280,411

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$958	$53	$5
Tax benefit from exercise of stock options	135	—	—
Proceeds from issuance of additional stock under public offering, net of associated offering costs	—	—	108,711
Cash paid for stock repurchases	(4,287)	—	—
Payment of cash dividend on common stock	(4,244)	—	—
Payment of cash dividend on preferred stock	—	(1,219)	(3,108)
Cash paid for TARP Preferred Stock redemption	—	(58,769)	—
Cash paid for TARP warrant redemption	—	(760)	—
Cash paid for former BankAsiana CDCI preferred stock redemption	(5,250)	—	—
Cash paid for subordinated debenture redemption	—	(25,464)	—
Increase in Federal Home Loan Bank advances and other borrowings	80,000	150,000	190,000
Decrease in Federal Home Loan Bank advances and other borrowings	(50,000)	(60,000)	(265,000)
Net increase (decrease) in deposits	38,742	(35,500)	(258,631)

Net cash provided by (used in) financing activities	56,054	(31,659)	(228,023)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,846)	(151,750)	126,715
CASH AND CASH EQUIVALENTS—Beginning of year	173,500	325,250	198,535

CASH AND CASH EQUIVALENTS—End of year	$170,654	$173,500	$325,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,029	$18,299	$23,400
Income taxes paid	$22,852	$13,167	$94
Income tax refunds received	$2	$13,703	$23,239
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$3,260	$8,681	$22,875
Note financing for sale of other loans	$—	$—	$32,681
Loans transferred to held-for-sale from loans receivable	$1,288	$16,771	$148,489
Loans transferred to loans receivable from held-for-sale	$404	$15,505	$16,291
Other assets transferred to bank premises and equipment	$1,196	$756	$941
Transferred to SBA loans sold from other secured borrowings	$—	$—	$20,806
Transferred to gain on sale of loans from other secured borrowings	$—	$—	$2,205
Common stock cash dividend declared, but not paid	$2,342	$—	$—
Preferred stock cash dividend declared, but not paid	$—	$—	$388
Shares issued to underwriters in lieu of associated underwriting fees	—	—	2,317,523
Common stock issued in consideration of Saehan Bancorp acquisition	$67,780	$—	$—

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Wilshire Bancorp, Inc. (the "Company") succeeded to the business and operations of Wilshire Bank, a California state-chartered commercial bank (the "Bank"), upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities for the Bank and eventually serving as the holding company of the Bank. The Bank's shareholders approved reorganization into a holding company structure on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in consolidation.

        Reclassification—Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform to current year presentation. In accordance with the adoption of ASU No. 2011-05, the Company has included a Statement of Comprehensive Income/(Loss) for the year ended December 31, 2011.

        Cashflows—Cash and cash equivalents include cash and due from banks, term federal funds sold and overnight federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased and repurchase agreements.

        Deposits held in other financial institutions—Deposits held in other financial institutions consist of time deposits and money market deposits at other financial institutions.

        Investment Securities—Investments are classified into three categories and accounted for as follows:

  (i)
  Securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity" and reported at amortized cost;

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value. The Company had no trading securities at December 31, 2013 and 2012; and

  (iii)
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

        In accordance with Accounting Standards Codification ("ASC") 320-10-35-18, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary-impairment ("OTTI") is

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not that the Company will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of investment securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other-than-temporary-impairments on investment securities in 2013, 2012, and 2011.

        Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10-35-1. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair value is measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes federal agency securities, residential mortgage-backed securities, residential collateralized mortgage obligations, municipal bonds and corporate debt securities. The Company's existing investment available-for-sale security holdings as of December 31, 2013 and 2012 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on Level 2 measurement inputs.

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

  (i)
  Loans Held-for-Sale

    Certain loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or fair value. A valuation allowance is established if the fair value of such loans is lower than their cost, and is charged against operating income. The premium on the pro-rata principal of Small Business Administration or "SBA" loans sold is recognized as gain on sale of loans. The discount related to the unsold principal of SBA loans is deferred and amortized over the remaining life of the loan as an adjustment to yield.

  (ii)
  Acquired Loans

    Acquired loans are recorded at fair value at the time they are acquired and any related allowance is not carried over at the acquisition date. These acquired loans were segmented into two group, loans with evidence of credit deterioration, and loan without evidence of credit deterioration. Purchased loans with evidence of credit deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" and are referred to as "ASC 310-30 loans." Acquired loans without evidence of credit deterioration are not accounted for under ASC 310-30 and are referred to as "Non-ASC 310-30

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    loans." At the time of acquisition, Non-ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed interest rate, payment type, and other factors. Management periodically reassess the net realizable value of Non-ASC 310-30 loan pools and records interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.

  (iii)
  Credit Impaired Loans (ASC 310-30 Loans)

    Purchased loans with evidence of credit deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30. At the time of acquisition, ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed interest rate, payment type, and other factors. The estimated cashflows expected for each pool is estimated at the time the loans are acquired. The excess of the cash flows expected to be collected on purchased credit impaired loans ("ASC 310-30 loans"), measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference and is not accreted over time. For acquired loans without signs of credit deterioration ("Non-ASC 310-30 loans"), the difference between contractually required payments as of the acquisition date and the fair value is accreted over the remaining life of the loan using a level yield method of accretion.

    The Company estimates expected cash flows to be collected over the life of acquired loans on a recurring basis. If the Company determines that expected cashflows have decreased, the ASC 310-30 loans would be considered further impaired which would result in a provision for loan losses and a corresponding increase in valuation allowance included in the allowance for loan losses. However, if expected cashflows have increased in subsequent evaluations, the Company will reduce any remaining valuation allowance. If a valuation allowance does not exist, the accretable yield will be recalculated to account for the increase in expected cashflows.

        Nonrefundable fees, net of incremental costs, associated with the origination of loans are deferred and recognized as an adjustment of the loan yield over the life of the loans using the effective interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

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

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance if

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure documented.

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

        In 2013, as part our regular review of the allowance for loan losses methodology management made enhancements to better reflect potential losses in the loan portfolio in the current economic environment. The enhancements made to the methodology included changes to the historical loss calculation, or GVA portion of the allowance, part of which lengthened the historical look-back period for losses. The current methodology is expected to better estimate potential losses while also reducing future volatility in the allowance for loan losses figure. The enhancements to the allowance for loan losses calculation did not result in a material difference in allowance compared to the previous methodology.

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

        Loan Commitments and Related Financial Instruments—Loan commitments and related financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        Servicing Assets—Upon sales of SBA guaranteed loans, the Company receives a fee for servicing the loans. A servicing asset is initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing fees on current earnings in the statement of operations.

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

        Covered Other Real Estate Owned, or OREO covered under the loss sharing agreements with the FDIC in connection with the acquisition of Mirae Bank are reported in relation to the expected cash flows reimbursements from the FDIC. Once covered loan collateral becomes other real estate owned, the OREO is booked at the fair value less selling cost. Decrease in fair values on covered OREOs results in a reduction of the carrying value and increases the estimated reimbursement amount from the FDIC.

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

        Bank Owned Life Insurance ("BOLI") Obligation—The Company has purchased life insurance policies on certain key executives and Directors. BOLI is recorded at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted ASC 715-60-35 on January 1, 2008, using the latter option, i.e., based on the future death benefit. During 2013, 2012, and 2011 the increase in BOLI expense related to the adoption of ASC 715-60-35 was $78,000, $563,000, and $510,000, respectively, which was included as

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

part of the other expenses in the consolidated financial statements. The accrued liabilities are included in other liabilities and totaled $4.6 million and $4.3 million at December 31, 2013, and 2012.

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

        Goodwill and Intangible Assets—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York in 2006, and subsequently in 2013, with the acquisitions of BankAsiana and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at least annually. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08 "Intangibles—Goodwill and Other", a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore we would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The assessment of qualitative factors and goodwill impairment testing involves significant judgment and assumptions by management to which there is always some degree of uncertainty. The Company assessed the qualitative factors related to goodwill and determined goodwill was not impaired at December 31, 2013. Goodwill is the only intangible asset with an indefinite life on our statement of financial condition.

        The Company evaluates the remaining useful lives of its core deposit intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the year ended December 31, 2013.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The loss-sharing agreement with the FDIC related to losses on loan acquired from Mirae Bank expires in June 2014, although recoveries will remain covered under the agreement for an additional three years. Upon the expiration of the loss-sharing agreement in respect to losses, the remaining balance of the FDIC indemnification assets, less any payments yet to be received from the FDIC will be written down and expensed.

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

        Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. As of December 31, 2013, management performed a critical evaluation of all positive and negative evidence regarding the need for a valuation allowance. Positive evidence includes, but not limited to, 12 quarters (three years) of cumulative positive pre-tax income, eleven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in recovery or slow growth of U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of FDIC indemnification assets. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance was required.

        In 2007, the Company adopted the provision of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10, "Accounting for Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $4.1 million, offset by a decrease in the liability from a settlement with the IRS of $1.9 million, and related interest of $473,000 in 2013. As of December 31, 2013, the total unrecognized tax benefit that would affect the tax rate if recognized was $1.7 million and related interest was $364,000.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive (Loss) Income—Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on interest only ("I/O") strips, unrecognized prior service cost, and securities available-for-sale. The accumulated change in other comprehensive income, net of tax, is recognized as a separate component of equity.

        Dividend Restrictions—Banking regulations require the Company and Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The allowance for loan losses, loan servicing rights, deferred tax assets, fair value of securities and financial instruments, other real estate owned, the FDIC indemnification asset, other-than-temporary impairment and goodwill and other intangible assets are particularly subject to change.

Recent Accounting Pronouncements

        In January 2013, the FASB issued guidance within ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The amendments in ASU 2013-01 to Topic 210, "Balance Sheet", clarify that the scope of ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities," would apply to derivatives, including bifurcated embedded derivatives, repurchase and reverse agreements, and securities borrowing and lending transactions that are either offset or subject to a master netting arrangement. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company's consolidated financial statement.

        In February 2013, FASB issued ASU 2013-02, "Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12." This guidance requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. We now present reclassifications out of accumulated other comprehensive income and beginning and ending balances of components of accumulated other comprehensive income (19 to the Consolidated Financial Statements).

        In January 2014, the FASB issued guidance ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Joint Ventures," provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company's LIHTC investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

        In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." ASU 2014-04 clarifies when repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. ASU 2014-04 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statement.

2. ACQUISITIONS

2013 Acquisitions

        On October 1, 2013, the Company acquired BankAsiana for approximately $32.5 million, which consideration was paid to BankAsiana shareholders and option holders in cash in the amount of $14.25 per common share. BankAsiana was a New Jersey state chartered commercial bank serving the East Coast Korean-American community with three branch offices, two in the State of New Jersey and one in the State of New York.

        On November 20, 2013, the Company acquired Saehan for approximately $118.2 million. Pursuant to the merger agreement, holders of Saehan Bancorp common stock had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan Bancorp common stock. As a result, 7.2 million shares of the Company's common stock were issued to former Saehan shareholders at $9.40 per share at the date of acquisition for a total value of $67.8 million. Saehan was headquartered in Los Angeles, California and operated ten branches all located in Southern California and two LPO offices located in the states of Washington and New York.

        The acquisition of BankAsiana was to expand our market presence in the East Coast market. The customer base and locations of BankAsiana's branches had significant overlap when compared to the Company's East Coast customer base and branch locations. This made BankAsiana a very good fit in terms of potential cost savings and future growth potential. Saehan Bancorp also had a similar customer base and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

operated in the same markets as our Southern California operations. Therefore, both acquisitions had the potential for large cost savings synergies with consolidation. With the levels of excess capital at the time, the acquisitions fit well into the Company's growth strategy. The total fair value of assets acquired from BankAsiana and Saehan, were $204.1 million and $589.1 million, respectively. We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million in goodwill from the acquisition of Saehan Bancorp. The goodwill of $60.8 million from the acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations, strengthening the Company's presence in existing markets. The goodwill is not amortized for book purposes and is not tax deductible.

        The assets acquired and liabilities assumed from BankAsiana and Saehan were accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the dates of the acquisitions. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

        The results of BankAsiana and Saehan's operations are included in the Consolidated Statements of Operations from the dates of the acquisitions. The following table summarizes the total consideration and

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

fair value of assets acquired and liabilities assumed that were recorded at fair value as of the acquisition dates for BankAsiana and Saehan:

Statement of Net Assets Acquired

(Dollars in Thousands)

	October 1, 2013 BankAsiana	November 20, 2013 Saehan
Consideration:
Common stock issued to shareholders ($9.40 per share)	$—	$67,780
Cash paid to shareholders	31,350	50,370
Cash paid to stock option holders	1,175	38

Total consideration paid	32,525	118,188
Assets Acquired:
Cash and cash equivalents	16,124	109,776
Deposits held in other financial institutions	865	29,016
Securities available for sale	9,574	38,124
Loans	168,576	381,663
Bank premises and equipment	984	1,683
Other real estate owned	—	5,439
Deferred income taxes	4,249	10,578
Servicing assets	1,178	2,792
Core deposits intangibles	725	3,845
Other Assets	1,827	6,162
Liabilities Assumed:
Deposits	(162,540)	(503,419)
Federal Home Loan Bank advances	(10,357)	—
Junior subordinated debentures	—	(9,674)
Other liabilities	(4,248)	(7,832)
Preferred stock	(5,250)	—

Total identifiable net assets	21,707	68,153

Consideration Paid Over Fair Value of Net Assets Acquired (Goodwill)	$10,818	$50,035

        The loan portfolios of BankAsiana and Saehan were recorded at fair value at the date of each acquisition. A valuation of BankAsiana's and Saehan's loan portfolio was performed as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loan with credit deterioration and loans without credit deterioration, and then split further into pools based on similar loan characteristics such as loan type, payment amortization method, and fixed or variable interest rates. A discounted cash flow schedule was prepared on each pool based on the weighted average rate and weighted average remaining term of that pool. The present value of all future estimated cash flows was calculated using a specifically calculated discount rate for each pool.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The discount rate used in the estimation of cash flows was calculated based on whether the underlying loan pool interest rate was fixed or variable. For loan pools with fixed rate loans, the discount rates were based on the sum of an estimated liquidity discount, risk free rate (based on weighted average remaining term of the pool), funding cost for the pool, and servicing cost for the pool. Variable rate loan pool discount rates on the other hand were based on the sum of Wall Street Journal ("WSJ") Prime Rate, pool margin to the WSJ Prime Rate, and an estimated liquidity discount less a normalized charge-off rate for each pool.

        Also factored into the fair value estimates were prepayment rates, default estimates, and loss severities which were based on industry standards. The present value of all future estimated cashflows were added to get the fair value for each pool. In each of the pools, the fair value was determined to be less than the outstanding principal balance, resulting in a discount. The discount recorded based the valuation for BankAsiana and Saehan totaled $9.2 million and $27.7 million, respectively. The total fair value of loans acquired from BankAsiana at the time of the acquisition was $168.6 million, and the fair value of loans acquired from Saehan was $381.7 million.

        The following table presents the fair value and discount on loans acquired from BankAsiana and Saehan that at the time of acquisitions there was credit quality deterioration where the Company estimated that it would not receive all contractual payments (ASC 310-30 loans) and loans where all cashflows were expected to be collected (Non-ASC 310-30 loans):

	Acquired From BankAsiana October 1, 2013		Acquired From Saehan November 20, 2013
(Dollars In Thousands)	Fair Value of Loans	Discount	Fair Value of Loans	Discount
ASC 310-30 Loans	$896	$2,004	$1,223	$4,386
Non-ASC 310-30 Loans	167,680	7,164	380,440	23,347

Total	$168,576	$9,168	$381,663	$27,733

        Although the discount on Non-ASC 310-30 loans is completely accretable to yield, the discount on ASC 310-30 loans has an accretable and non-accretable portion. The excess of the cash flows expected to be collected on ASC 310-30 loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable portion.

        The following table presents the outstanding contractual principal balance of loans acquired from BankAsiana and Saehan and estimated cashflows of ASC 310-30 loans at the dates of acquisitions:

(Dollars In Thousands)	BankAsiana October 1, 2013	Saehan November 20, 2013
ASC 310-30 loans:
Contractual principal balance:	$2,900	$5,609
Estimated expected cashflows	$946	$2,180

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The following table presents the discount on BankAsiana and Saehan acquired loans broken out into accretable and non-accretable portions:

(Dollars In Thousands)	Accretable Discount	Non-accretable Portion	Total Discount
Discount on loans acquired from:
BankAsiana	$7,214	$1,954	9,168
Saehan	24,304	3,429	27,733

Total	$31,518	$5,383	36,901

        As part of the acquisitions of BankAsiana and Saehan, we recognized core deposit intangibles of $725,000 and $3.8 million, respectively. The recorded core deposit intangibles represented approximately 0.9% of core deposits for BankAsiana and 1.1% of core deposits for Saehan and will be amortized over their useful lives of 13 years for BankAsiana and 9 years for Saehan Bancorp.

        The valuation of time deposits for BankAsiana and Saehan was also performed as of the acquisition dates. Time deposits were split into similar pools based on size, type of time deposits, and maturity. A discounted cash flow analysis was performed on the pools based on current market rates currently paid on similar time deposits. The valuation resulted in premiums of $668,000 and $645,000, for BankAsiana and Saehan, respectively on the dates of each acquisition. The premiums on time deposits will be amortized on a straight-line basis over the average life of the time deposits which was 16 months for BankAsiana and 7 months for Saehan Bancorp.

        The fair value of FHLB advances assumed from BankAsiana and junior subordinated debentures assumed from Saehan was estimated also using a discounted cashflow method based on the current market rates for similar liabilities. As a result we recorded a premium of $357,000 on the FHLB advances acquired from BankAsiana and a discount of $10.9 million on the junior subordinated debenture acquired from Saehan. The premium for FHLB advances will be amortized on a straight-line basis over the average life of the advances which was 33 months. The premium for the subordinated debentures will be amortized using the effective yield method for 23.4 years which was the remaining life of the debenture at acquisition.

        Through the 2013 acquisitions, we assumed four lease contracts from BankAsiana, and thirteen lease contracts from Saehan. The fair value measurements of theses leasehold interests were performed to determine whether the lease terms were favorable or unfavorable relative to current market rates of similar leases. The fair value of leasehold interests was recorded based on estimated future cashflow projections using market rates for similar leases on the East and West Coast. As a result, on the acquisition dates, we recorded unfavorable leasehold interests of $239,000 for BankAsiana and $384,000 for Saehan.

        During the second half of 2013, we recorded approximately $2.8 million in one-time costs associated with the acquisitions of BankAsiana and Saehan. These costs included expense related to consulting fees, legal fees, contract termination fees, and other expense. The system integration and conversion for BankAsiana was completed during the fourth quarter of 2013 and we expect to complete the system integration for Saehan during the first half of 2014.

        The table below presents the unaudited proforma information as if the acquisitions of BankAsiana and Saehan had occurred on January 1, 2012 after giving effect to certain acquisition accounting adjustments. The proforma information for the years ended December 31, 2013 and 2012 includes

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

acquisition adjustments for the amortization/accretion on securities, loans, deposits, borrowings, lease intangibles, core deposit intangibles, and related income tax effects. The proforma financial information also includes one-time costs associated with the acquisitions but does not include expected costs savings synergies that we expect to achieve. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

			Proforma for the Years Ended,
	Actual from acquisitions date to December 31, 2013
			December 31, 2013	December 31, 2012
(Dollars In Thousands, Except Per Share Data)	BankAsiana	Saehan
Summarized Income Statement Data:
Net interest income	$3,540	$1,803	$135,168	$131,061
Provision (credit) for losses on loans and loan commitments	—	—	492	(32,214)
Non-interest income	80	487	41,017	38,459
Non-interest expense	1,207	109	103,720	102,580

Income before income taxes	2,413	2,181	71,973	99,154
Income tax provision (benefit)	795	718	23,299	(2,958)

Net income	$1,618	$1,463	$48,674	$102,112

Preferred stock dividend and accretion of discount	—	—	92	(1,296)

Net income available to common shareholders	$1,618	$1,463	$48,582	$103,408

Basic earnings per share			$0.62	$1.32
Diluted earnings per share			$0.62	$1.32

Federally Assisted Acquisition of Mirae Bank

        The FDIC placed Mirae Bank ("Mirae") under receivership upon Mirae's closure by the California Department of Business Oversight ("DBO") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will share in the losses on assets covered under the agreement, which generally include loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009 (referred to collectively as "covered assets"). With respect to losses of up to $83.0 million on the covered assets, the FDIC has agreed to reimburse the Bank for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC agreed to reimburse the Bank for 95 percent of the losses. The loss sharing agreements are subject to the Bank's compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans is ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries. As a result of the loss sharing agreement with the FDIC, the Company recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        In 2012, the FDIC loss-share agreement for single family loans was terminated by the FDIC. At the end of 2011, there were two loans that were covered under the single family loss-share agreement and as such, the FDIC paid the Company a one-time settlement on future expected losses to terminate this agreement. At December 31, 2013, there was one loan with a balance of $146,000 that would have been covered under the single family loan loss share agreement.

        The Mirae acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. The statement of net assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. A "bargain purchase gain" totaling $21.7 million resulted from the acquisition and is included as a component of non-interest income on the 2009 statement of operations. The amount of gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed as no consideration was paid to purchase Mirae.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The estimated fair value of Mirae assets purchased and liabilities assumed are presented in the following table:

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The table below reflects change to the FDIC indemnification asset for periods indicated:

FDIC Indemnification Asset

(Dollars in Thousands)

	2013	2012	2011
Beginning balance	$5,446	$21,922	$28,199
Additions resulting from charge-offs or impairment	3,021	3,088	8,251
Deletions from loans transferred to OREO	(48)	(156)	(73)
Payments and reimbursement received from the FDIC	(1,792)	(8,380)	(12,284)
Write-downs from impairment valuations	—	(7,900)	—
Write-downs resulting from loans sold or paid-off	(1,771)	(3,128)	(2,171)

Ending balance	$4,856	$5,446	$21,922

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES

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

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

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

  Deposits held at other financial institutions—The carrying value of deposits held at other financial institutions is approximately equal to the fair value resulting in a Level 1 classification.

  Investment securities—Investments securities are recorded at fair value pursuant to ASC 320-10 "Investments—Debt and Equity Securities." Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of December 31, 2013 is measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

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

  Servicing assets—Small Business Administration ("SBA") and residential real estate loan servicing assets represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. The Company classifies loan servicing assets as recurring with Level 3 measurement inputs.

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

  FDIC loss-share indemnification asset—The fair value of the FDIC loss-share indemnification asset is estimated by discounting the estimated future cashflows using current market rates for financial instruments with similar characteristics resulting in a Level 3 classification.

  Due from customer on acceptances—The carrying value of due from customers on acceptances is approximately equal to the fair value resulting in a Level 1 classification.

  Non-interest bearings deposits—The carrying value of our non-interest bearings deposits is approximately equal to the fair value resulting in a Level 1 classification.

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

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

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

  Accrued Interest payable—The carrying amount of accrued interest payable approximates its fair value due to the short-term nature of this liability resulting in a Level 2 or 3 classification consistent with its underlying liabilities.

        The tables below summarize the valuation of the Company's financial instruments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2013 and December 31, 2012:

Financial Instruments Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of December 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$60,789	$—	$60,789	$—
Mortgage-backed securities (residential)	90,869	—	90,869	—
Collateralized mortgage obligations (residential)	135,653	—	135,653	—
Corporate securities	39,530	—	39,530	—
Municipal bonds	25,596	—	25,596	—
Servicing assets	16,108	—	—	16,108

	Fair Value Measurements Using:
As of December 31, 2012	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$27,919	$—	$27,919	$—
Mortgage-backed securities (residential)	60,427	—	60,427	—
Collateralized mortgage obligations (residential)	172,532	—	172,532	—
Corporate securities	40,370	—	40,370	—
Municipal bonds	31,256	—	31,256	—
Servicing assets	9,610	—	—	9,610

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below with a summary of changes in fair value for the year ended December 31, 2013 and December 31, 2012:

(Dollars in Thousands)	At January 1, 2013	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Acquired From BankAsiana and Saehan	At December 31, 2013
Servicing assets	$9,610	$(696)	$—	$3,224	$3,970	$16,108

(Dollars in Thousands)	At January 1, 2012	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Acquired From BankAsiana and Saehan	At December 31, 2012
Servicing assets	$8,798	(332)	$—	$1,144	$—	$9,610

        We had no transfers of financial instruments between levels 1, 2, and 3 during the years ended December 31, 2013 and December 31, 2012.

        The following tables present assets measured at estimated fair value on a non-recurring basis and the total losses resulting from these fair value adjustments for each of the twelve month ended December 31, 2013 and December 31, 2012:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

As of December 31, 2013

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized (Losses)/ Gains
Collateral Dependent Impaired Loans:
Construction	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	9,330	9,330	(6,134)
Residential Real Estate	—	—	649	649	(72)
OREO:
Commercial Real Estate	—	—	4,866	4,866	(26)
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	800	800	(769)

Total	$—	$—	$15,645	$15,645	$(7,001)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

As of December 31, 2012

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Construction	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	18,455	18,455	(3,811)
Residential Real Estate	—	—	1,042	1,042	(696)
OREO:
Commercial Real Estate	—	—	1,915	1,915	(147)
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	—	—	(2,330)

Total	$—	$—	$21,412	$21,412	$(6,984)

        Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at December 31, 2013 is presented in the table below:

As of December 31, 2013

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$16,108	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.1% - 10.9%
Collateral dependent impaired loans:
Commercial Real Estate	9,330	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	54.64%*
Residential Real Estate	649	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	50.08%*
OREO:
Commercial Real Estate	4,866	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	15.08%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	800	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.91%*

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

As of December 31, 2012

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$9,610	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.7% - 13.0%
Collateral dependent impaired loans:
Commercial Real Estate	18,455	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	65.19%*
Residential Real Estate	1,042	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	29.10%*
OREO:
Commercial Real Estate	1,915	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	26.35%*

*
Represents weighted average percentage

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2013 and 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        The fair value of servicing assets are measured using discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. As such, increases or decrease in cash flow inputs including changes to the discount rate and constant prepayment rate will have a corresponding impact to the fair value of these assets.

        The table below is a summary of fair value estimates at December 31, 2013 and December 31, 2012, for financial instruments, as defined by ASC 825-10 "Financial Instruments". During years ended

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

December 31, 2013 and December 31, 2012, there were no transfers of financial assets between Level 1 and Level 2.

		2013		2012
(Dollars in Thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$124,064	$124,064	$118,495	$118,495
Federal funds sold	Level 1	46,590	46,590	55,005	55,005
Deposits held in other financial institutions	Level 1	21,019	21,019	—	—
Investment securities available-for-sale	Level 2	352,437	352,437	332,504	332,504
Investment securities held-to-maturity	Level 2	35	37	50	54
Loans held-for-sale	Level 2	47,557	52,169	145,973	154,823
Loans receivable—net	Level 3	2,763,279	2,752,556	1,943,082	1,941,281
Federal Home Loan Bank stock	N/A	15,983	N/A	12,090	N/A
Accrued interest receivable	Level 2/3	8,350	8,350	7,290	7,290
FDIC loss-share indemnification asset	Level 3	4,856	4,856	5,446	5,446
Due from customer on acceptances	Level 1	1,517	1,517	54	54
Liabilities:
Non-interest bearing deposits	Level 1	$832,152	$832,152	$586,003	$586,003
Interest bearing deposits	Level 2	2,039,358	1,993,563	1,580,806	1,590,453
Junior subordinated debentures	Level 2	71,550	66,186	61,857	56,461
Short-term FHLB advances	Level 1	180,000	180,000	150,000	150,000
Long-term FHLB advances	Level 2	10,325	10,238	—	—
Accrued interest payable	Level 2/3	2,418	2,418	2,037	2,037
Acceptances outstanding	Level 1	1,517	1,517	54	54

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31, 2013 and 2012:

2013 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$63,843	$—	$(3,054)	$60,789
Mortgage-backed securities (residential)	93,402	529	(3,062)	90,869
Collateralized mortgage obligations (residential)	135,154	2,165	(1,666)	135,653
Corporate securities	38,442	1,088	—	39,530
Municipal bonds	24,700	954	(58)	25,596

Total	$355,541	$4,736	$(7,840)	$352,437

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$2	$—	$37

Total	$35	$2	$—	$37

2012 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$28,000	$—	$(81)	$27,919
Mortgage-backed securities (residential)	59,697	781	(51)	60,427
Collateralized mortgage obligations (residential)	168,819	3,893	(180)	172,532
Corporate securities	39,015	1,355	—	40,370
Municipal bonds	28,612	2,644	—	31,256

Total	$324,143	$8,673	$(312)	$332,504

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity
Collateralized mortgage obligations (residential)	$50	$4	$—	$54

Total	$50	$4	$—	$54

        Held-to-maturity ("HTM") securities, which are carried at amortized cost, decreased from $50,000 at December 31, 2012 to $35,000 at December 31, 2013. The $15,000 reduction in 2013 was due to principal pay-downs received during the year. Available-for-sale securities, stated at fair value, increased to $352.4 million at December 31, 2013, from $332.5 million at December 31, 2012.

        During the twelve months ended December 31, 2013, we sold four investment securities, the net of which did not result in a gain or loss. We did not sell any securities in 2012 or 2011. Realized gains from

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

called investment securities totaled $19,000 in 2013, $3,000 in 2012, and $99,000 in 2011. In 2013, gross gains on the sale or call of securities totaled $27,000 from gross proceeds received totaling $3.8 million, and gross losses on the sale of securities totaled $8,000 with gross proceeds of $200,000 received.

        At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

        The following tables summarizes securities with unrealized losses aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	Less than 12 months		12 months or longer		Total
As of December 31, 2013 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal bonds	1,039	(58)			1,039	(58)

Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

	Less than 12 months		12 months or longer		Total
As of December 31, 2012 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$27,919	$(81)	$—	$—	$27,919	$(81)
Mortgage-backed securities (residential)	28,984	(51)	—	—	28,984	(51)
Collateralized mortgage obligations (residential)	32,389	(180)	—	—	32,389	(180)

Total investment securities	$89,292	$(312)	$—	$—	$89,292	$(312)

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

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2013 and 2012 represent an other-than-temporary impairment. An other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more likely than not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The amortized cost and estimated fair value of investment securities by their contractual maturities are shown below at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$23,631	$23,935	$5	$5
Due after one year through five years	43,486	44,153	43,752	45,253
Due after five years through ten years	43,375	40,680	30,108	30,258
Due after ten years	245,049	243,669	250,278	256,988

Total	$355,541	$352,437	$324,143	$332,504

Held-to-maturity:
Due after ten years	$35	$37	$50	$54

Total	$35	$37	$50	$54

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

        The actual maturities of our mortgage-backed securities and collateralized mortgage obligations can differ from their stated contractual maturities because the underlying borrowers have the right to prepay on their obligations. The yields on the carrying value of these securities may also be affected by prepayments and changes in interest rates. The contractual maturities of our mortgage-backed securities and collateralized mortgage obligations at December 31, 2013 are presented in the table below:

	Mortgage-Backed Securities		Collateralized Mortgage Obligations
December 31, 2013 (Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	388	405	—	—
Due after five years through ten years	349	377	1,914	1,943
Due after ten years	92,665	90,087	133,240	133,710

Total	$93,402	$90,869	$135,154	$135,653

Held-to-maturity:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	35	37

Total	$—	$—	$35	$37

        Securities with fair values of approximately $322.4 million and $302.0 million, were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2013 and 2012, respectively. Of the $322.4 million in investments that were pledged at December 31, 2013, $247.6 million were pledged to secure deposits. In addition to securing deposits, $52.0 million in investments was pledged at the Federal Reserve Bank Discount Window, and $13.0 million was pledged at the Federal Home Loan Bank. The remaining $9.8 million in pledged securities at December 31, 2013 were collateralized against secured borrowing lines available at our correspondent banks or pledged at the New Jersey Department of Banking.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following footnote disclosure reports the Company's loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company's loan portfolio segments are:

        Construction loans—The Company originates loans to finance construction projects including one to four family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact the Company's ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect the borrowers' ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.

        Real estate secured loans—We offer real estate secured loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties. Real estate secured loans are further broken out into classes based on the type of loans and underlying collateral. These classes include SBA loans secured by real estate, residential real estate loans, gas station loans, carwash loans, hotel/motel loans, land loans, and loans secured by other types of properties.

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

        Commercial and industrial loans—We offer commercial and industrial loans to various business enterprises. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

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

        Consumer loans—The Company provides a broad range of consumer loans to customers, including personal lines of credit, cash secured loans, and automobile loans. Repayment of these loans is dependent on the borrowers' ability to pay and the fair value of any underlying collateral.

        The following is a summary of loans as of December 31:

	2013		2012
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Construction loans	$—	$40,367	$—	$20,928
Real estate secured loans	35,409	2,332,121	127,023	1,692,273
Commercial and industrial	12,148	437,524	18,950	284,318
Consumer loans	—	14,694	—	13,674

Gross Loans	47,557	2,824,706	145,973	2,011,193
Allowance for loan losses	—	(53,563)	—	(63,285)
Deferred loan fees	—	182	—	255
Unearned income	—	(8,046)	—	(5,081)

Net loans	$47,557	$2,763,279	$145,973	$1,943,082

        Our real estate secured loans and commercial and industrial loans are further broken down by class as follows when measuring for impairment and historical losses:

	2013		2012
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Real Estate Secured Loans:
Residential real estate	$1,203	$147,544	$73,191	$135,224
SBA real estate	33,506	168,447	53,832	119,581
Gas Station	—	132,094	—	94,503
Carwash	—	57,117	—	50,428
Hotel/Motel	700	184,632	—	123,697
Land	—	25,031	—	13,553
Other	—	1,617,256	—	1,155,287

Total real estate secured	$35,409	$2,332,121	$127,023	$1,692,273

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	2013		2012
(Dollars in Thousands)	Loans Held for Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Commercial & Industrial Loans:
SBA commercial	$12,148	$47,901	$18,950	$33,985
Other commercial	—	389,623	—	250,333

Total commercial & industrial	$12,148	$437,524	$18,950	$284,318

        At December 31, 2013 and 2012, the Company serviced loans sold to unaffiliated parties in the amounts of $711.5 million and $492.1 million, respectively.

        The maturity or repricing distribution of the loan portfolio at December 31, 2013 was as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Gross Loans
Less than one year	$46,354	$1,392,853	$1,439,207
One to five years	—	1,257,756	1,257,756
After five years	1,203	174,097	175,300

Total gross loans	$47,557	$2,824,706	$2,872,263

        The rate composition of the loan portfolio as of December 31, 2013 is as follows:

(Dollars in Thousands)	Loans Held-for-Sale	Loans Receivable	Gross Loans
Fixed rate loans	$1,203	$1,585,523	$1,586,726
Variable rate loans	46,354	1,239,183	1,285,537

Total gross loans	$47,557	$2,824,706	$2,872,263

        The tables above represent gross loan balances at December 31, 2013, before netting deferred loan fees and unearned income totaling $7.9 million.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        On October 1, 2013, we acquired BankAsiana and its loan portfolio at fair value and on November 20, 2013, we acquired Saehan Bancorp and its loan portfolio also at fair value. The following table shows the carrying amount of loans acquired through acquisitions and legacy loans at December 31, 2013:

	At December 31, 2013
	Loans Acquired From Former:
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Legacy Loans	Total Gross Loans
Construction loans	$—	$5,030	$—	$35,337	$40,367
Real estate secured loans	71,493	117,050	341,002	1,837,985	2,367,530
Commercial and industrial	6,316	39,550	36,356	367,450	449,672
Consumer loans	3	10	2,376	12,305	14,694

Gross Loans	$77,812	$161,640	$379,734	$2,253,077	$2,872,263

Held-for-sale loans included above	$—	$2,052	$—	$45,505	$47,557

        In accordance with ASC 310-30 acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Company would be unable to collect all contractually required payments receivable. In contrast, non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of credit quality through the acquisitions of Mirae Bank in 2009 and BankAsiana and Saehan in 2013. The outstanding balance of acquired loans broken down by ASC 310-30 and Non-ASC 310-30 loans is presented in the following table at the periods indicated:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Non-ASC 310-30 loans	$616,500	$112,022	$163,446
ASC 310-30 loans	2,686	1,007	2,044

Total acquired loan balance	619,186	113,029	165,490

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of acquisitions for former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Discount accretion recognized as interest income on acquired loans for the years ended December 31, 2013 and 2012, totaled $2.5 million

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

and $1.9 million, respectively. Change to the discount on acquired loans for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$3,448	$6,981	$13,557
Discount on loans acquired from Saehan	27,733	—	—
Discount on loans acquired from BankAsiana	9,168	—	—
Discount accretion income recognized	(2,463)	(1,943)	(2,404)
Disposals related to charge-offs	(3,685)	(791)	(4,148)
Disposals related to loan sales	—	(799)	(24)

Balance at end of period	$34,201	$3,448	$6,981

        The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$3,275	$6,419	$11,914
Accretable portion of discount on loans acquired from Saehan	24,304	—	—
Accretable portion of discount on loans acquired from BankAsiana	7,214	—	—
Discount accretion income recognized	(2,463)	(1,925)	(2,390)
Disposals related to charge-offs	(880)	(420)	(3,067)
Disposals related to loan sales	—	(799)	(38)

Balance at end of period	$31,450	$3,275	$6,419

        The Company evaluates credit risks associated with the commitments to extend credit and letters of credit at the same time it evaluates credit risk associated with the loan portfolio. However, the allowances necessary for the commitments are reported separately in other liabilities in the accompanying statements of financial condition and are not part of the allowance for loan losses.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The activity in the allowance for losses on unfunded loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2013	2012	2011
Balance—beginning of year	$1,023	$3,423	$3,926
Provision (credit) for losses on unfunded loan commitments	—	(2,400)	(503)

Balance—end of year	$1,023	$1,023	$3,423

        The following tables represent the roll-forward of the allowance for loan losses at December 31, 2013, 2012, and 2011 by loan type:

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(11,063)	(3,690)	(3)	(14,756)
Total recoveries	—	2,741	2,280	13	5,034
Provision (credit) for loan losses	361	(233)	(89)	(39)	—

Balance at end of year	$814	$41,401	$11,238	$110	$53,563

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$4,218	$79,221	$19,391	$152	$102,982
Total charge-offs	—	(10,649)	(3,282)	(2)	(13,933)
Total recoveries	20	3,850	1,812	154	5,836
(Credit) provision for loan losses	(3,785)	(22,466)	(5,184)	(165)	(31,600)

Balance at end of year	$453	$49,956	$12,737	$139	$63,285

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance at beginning of year	$7,262	$79,441	$27,069	$181	$110,953
Total charge-offs	(3,805)	(58,460)	(9,930)	(260)	(72,455)
Total recoveries	—	488	4,328	65	4,881
Provision (credit) for loan losses	761	57,752	924	166	59,603

Balance at end of year	$4,218	$79,221	$19,391	$152	$102,982

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The tables below represent the breakdown of allowance by specific valuation and general valuation allowance by loan segment excluding loans held-for-sale for each of the three years ended December 31, 2013, 2012, and 2011:

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Gross Loans (Excluding HFS)
Impaired loans	$2,471	$63,363	$6,980	$—	$72,814
Specific valuation allowance	$—	$1,857	$1,958	$—	$3,815
Coverage ratio	0.00%	2.93%	28.05%	0.00%	5.24%
Non-impaired loans	$37,896	$2,268,758	$430,544	$14,694	$2,751,892
General valuation allowance	$814	$39,544	$9,280	$110	$49,748
Coverage ratio	2.15%	1.74%	2.16%	0.75%	1.81%
Gross loans receivable	$40,367	$2,332,121	$437,524	$14,694	$2,824,706
Allowance for loan losses	$814	$41,401	$11,238	$110	$53,563
Allowance coverage ratio	2.02%	1.78%	2.57%	0.75%	1.90%

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Gross Loans (Excluding HFS)
Impaired loans	$6,388	$56,064	$8,678	$—	$71,130
Specific valuation allowance	$—	$3,494	$3,075	$—	$6,569
Coverage ratio	0.00%	6.23%	35.43%	0.00%	9.24%
Non-impaired loans	$14,540	$1,636,209	$275,640	$13,674	$1,940,063
General valuation allowance	$453	$46,462	$9,662	$139	$56,716
Coverage ratio	3.12%	2.84%	3.51%	1.02%	2.92%
Gross loans receivable	$20,928	$1,692,273	$284,318	$13,674	$2,011,193
Allowance for loan losses	$453	$49,956	$12,737	$139	$63,285
Allowance coverage ratio	2.16%	2.95%	4.48%	1.02%	3.15%

	December 31, 2011
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total (Excluding HFS)
Impaired loans	$12,548	$62,169	$7,151	$—	$70,786
Specific valuation allowance	$2,304	$5,679	$6,072	$—	$14,055
Coverage ratio	18.36%	11.12%	84.91%	0.00%	19.86%
Non-impaired loans	$49,284	$1,528,499	$268,456	$15,080	$1,861,319
General valuation allowance	$1,914	$73,542	$13,319	$152	$88,927
Coverage ratio	3.88%	4.81%	4.96%	1.01%	4.78%
Gross loans receivable	$61,832	$1,579,586	$275,607	$15,080	$1,932,105
Allowance for loan losses	$4,218	$79,221	$19,391	$152	$102,982
Allowance coverage ratio	6.82%	5.02%	7.04%	1.01%	5.33%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2013 and December 31, 2012, loans acquired with deteriorated credit quality (ASC 310-30 loans, formerly SOP 03-3 loans) totaled $2.6 million and $1.0 million, respectively. These loans had no allowance for loan losses at both December 31, 2013 and December 31, 2012, respectively. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2012
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$869	$138	$—	$1,007

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

        The table below is a summary of impaired loans at their recorded investment (or net principal balance) with and without specific reserves as of December 31, 2013 and 2012. The recorded investment in loans excludes adjustments for accrued interest receivable and net deferred fees as these are not deemed significant to the presentation.

	Balance For Year Ended*
(Dollars in Thousands)	December 31, 2013	December 31, 2012
With Specific Reserves
Without Charge-Offs	$17,265	$16,310
With Charge-Offs	8	16,522
Without Specific Reserves
Without Charge-Offs	36,781	32,087
With Charge-Offs	18,760	6,211

Total Impaired Loans	72,814	71,130
Allowance on Impaired Loans	(3,815)	(6,569)

Impaired Loans Net of Allowance	$68,999	$64,561

*
Balances net of SBA guaranteed portions totaled $65.9 million and $59.4 million at December 31, 2013 and December 31, 2012, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The cash basis income recognized from impaired loans for the year ended December 31, 2013, 2012, and 2011 were $1.2 million, $1.9 million, and $1.1 million, respectively.

        The recorded investment of impaired loans with specific reserves and those without specific reserves as of December 31, 2013 and 2012 are listed in the following table by loan class:

	December 31, 2013			December 31, 2012
(Dollars In Thousands)	Balance	Related Allowance	Average Balance	Balance	Related Allowance	Average Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	1,531	388	1,948
SBA Real Estate	1,668	675	1,858	8,818	488	19,433
Gas Station	1,339	160	1,359	3,269	517	3,839
Carwash	—	—	—	4,309	658	12,668
Hotel/Motel	—	—	—	—	—	—
Land	266	7	270	274	97	274
Other	8,373	1,015	8,528	9,913	1,346	15,985
Commercial & Industrial:
SBA Commercial	846	507	1,205	1,116	921	6,444
Commercial	4,781	1,451	5,261	3,602	2,154	4,893

Total With Related Allowance	17,273	3,815	18,481	32,832	6,569	65,484
Without Specific Reserves
Construction	$2,471	$—	$2,452	$6,388	$—	$6,388
Real Estate Secured:
Residential Real Estate	1,265	—	1,567	563	—	563
SBA Real Estate	8,659	—	19,511	3,416	—	8,258
Gas Station	5,584	—	8,282	4,863	—	8,726
Carwash	5,810	—	6,753	2,022	—	2,022
Hotel/Motel	5,640	—	9,032	4,103	—	7,401
Land	—	—	—	—	—	—
Other	24,758	—	31,851	12,983	—	13,974
Commercial & Industrial:
SBA Commercial	371	—	932	74	—	485
Commercial	983	—	1,535	3,886	—	5,688

Total Without Related Allowance	55,541	—	81,915	38,298	—	53,505

Total Impaired Loans	$72,814	$3,815	$100,396	$71,130	$6,569	$118,989

        At December 31, 2013, ASC 310-30 loans acquired from BankAsiana had a balance of $1.6 million and ASC 310-30 loans acquired from Saehan Bancorp had a balance of $3.2 million. The ASC 310-30 loans acquired from BankAsiana and Saehan were acquired during the fourth quarter of 2013 at fair value.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

Subsequent to the acquisitions, there were no events that warranted specific reserves for these loans beyond the discount that was already recorded.

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

        The following table summarizes the recorded investment in TDR balances by segment at December 31, 2013 and 2012:

(Dollars in Thousands)	2013	2012
Real Estate Secured	$30,008	$28,268
Commercial & Industrial	6,212	7,465

Total TDRs	$36,220	$35,733

        Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDRs performing in accordance with their modified terms totaled $28.0 million for the same period. At December 31, 2012, the balance of non-accrual TDR loans totaled $6.5 million, and TDR loans performing in accordance with their modified terms totaled $29.2 million.

        During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

        The following tables represent the total recorded investment in TDR loans by types of concessions made and loan segment at December 31, 2013 and 2012:

	December 31, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,640	$8,708	$5,660	$30,008
Commercial & Industrial	2,212	1,645	2,355	6,212

Total TDR Loans	$17,852	$10,353	$8,015	$36,220

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

*
SBA guaranteed portions totaled $2.8 million and $3.7 million at December 31, 2013 and December 31, 2012, respectively.

        The following table represents the roll-forward of TDR loans with additions and reductions for the years ended December 31, 2013 and December 31, 2012:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2013	December 31, 2012
Balance at Beginning of Period	$35,733	$22,383
New TDR Loans Added	14,373	22,881
Reductions Due to Sales	(579)	(6,868)
TDR Loans Paid Off	(7,078)	(841)
Reductions Due to Charge-Offs	(4,373)	(975)
Other Changes (Payments, Amortization, & Other)	(1,856)	(847)

Balance at End of Period	$36,220	$35,733

        The following tables below show the pre-modification and post-modification balances, and types of concessions provided for new TDR loans that were modified during the years ended December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$10,376	$7,472	$—	$17,848
Commercial & Industrial	287	1,141	—	1,428

Total TDR Loans	$10,663	$8,613	$—	$19,276

Post-Modification Balance:
Real Estate Secured	$8,124	$5,109	$—	$13,233
Commercial & Industrial	226	914	—	1,140

Total TDR Loans	$8,350	$6,023	$—	$14,373

Number of Loans:
Real Estate Secured	16	12	—	28
Commercial & Industrial	6	10	—	16

Total TDR Loans	22	22	—	44

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The troubled debt restructurings described above increased the allowance for loan losses by $1.7 million and resulted in charge offs of $74,000 during the year ended December 31, 2013.

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

        At December 31, 2013 and December 31, 2012, all the Company's TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans. Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

        The tables below summarize TDR loans that were modified during the past 12 months that had payment default during the years ended December 31, 2013 and December 31, 2012. A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms or if the loan has been transferred to non-accrual status. Loans that are classified as non-accrual usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Year Ended December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$3,445	$—	$3,445
Commercial & Industrial	75	207	—	282

Total TDRs Defaulted	$75	$3,652	$—	$3,727

Post-Modification Balance:
Real Estate Secured	$—	$2,223	$—	$2,223
Commercial & Industrial	69	91	—	160

Total TDRs Defaulted	$69	$2,314	$—	$2,383

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	5	—	6

Total TDRs Defaulted Loans	1	8	—	9

        The troubled debt restructurings that subsequently defaulted described above have an impact to the allowance for loan losses of $339,000 and resulted in charge offs of $75,000 during the year ending December 31, 2013.

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

        The terms of certain other loans were modified that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2013 and 2012 of $107.5 million and $112.0 million, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or three to six month payment delays which were considered to be insignificant.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables provide information on non-accrual loans and loans 90 days or more past due and still accruing by class:

	December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,050	—	1,050
SBA Real Estate	958	—	958
Gas Station	1,026	—	1,026
Carwash	770	—	770
Hotel/Motel	2,117	—	2,117
Land	—	—	—
Other	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	137	—	137
Other Commercial	580	—	580
Consumer	—	—	—

Total Legacy Loans	$28,627	$—	$28,627
Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	215	—	215
SBA Real Estate	811	—	811
Gas Station	2,264	—	2,264
Carwash	—	168	168
Hotel/Motel	760	—	760
Land	—	—	—
Other	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	69	—	69
Other Commercial	410	—	410
Consumer	—	—	—

Total Acquired Loans	$8,441	$168	$8,609

Total	$37,068	$168	$37,236

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
(Dollars In Thousands)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Construction	$5,644	$—	$5,644
Real Estate Secured:
Residential Real Estate	1,928	—	1,928
SBA Real Estate	1,780	—	1,780
Gas Station	4,126	—	4,126
Carwash	3,733	—	3,733
Hotel/Motel	—	—	—
Land	—	—	—
Other	9,440	—	9,440
Commercial & Industrial:
SBA Commercial	222	—	222
Other Commercial	1,080	—	1,080
Consumer	—	—	—

Total	$27,953	$—	$27,953

*
Balances are net of SBA guaranteed portions totaling $12.4 million and $18.4 million at December 31, 2013 and December 31, 2012, respectively.

        No interest income related to non-accrual loans was included in net income for the years ended December 31, 2013, 2012, and 2011. Additional interest income of approximately $1.3 million, $1.1 million, and $4.6 million would have been recorded for the years ended December 31, 2013, 2012, and 2011, respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Delinquent loans, including non-accrual loans 30 days or more past due, at December 31, 2013 and December 31, 2012 are presented in the following tables by classes of loans:

	December 31, 2013
(Dollars In Thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	—	179	617	796
SBA Real Estate	394	437	597	1,428
Gas Station	176	—	849	1,025
Carwash	—	—	769	769
Hotel/Motel	—	810	1,962	2,772
Other	945	4,221	9,536	14,702
Commercial & Industrial:
SBA Commercial	458	16	—	474
Commercial	41	—	39	80
Consumer	—	41	—	41

Total Legacy Loans	2,014	5,704	16,840	24,558
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	147	—	—	147
SBA Real Estate	225	—	528	753
Gas Station	—	—	—	—
Carwash	—	—	168	168
Hotel/Motel	—	—	—	—
Other	1,656	388	853	2,897
Commercial & Industrial:
SBA Commercial	287	267	17	571
Commercial	344	143	178	665
Consumer	10	—	—	10

Total Acquired Loans	2,669	798	1,744	5,211

Total Delinquencies	$4,683	$6,502	$18,584	$29,769

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$615	$3,572	$16,841	$21,028
Acquired Loans	1,222	403	1,576	3,201

Non-Accrual Loans Listed Above	$1,837	$3,975	$18,417	$24,229

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

*
Balances are net of SBA guaranteed portions totaling $12.6 million and $15.5 million, at December 31, 2013 and December 31, 2012, respectively.

**
Non-accrual loans less than 30 days past due totaling $12.9 million and $14.0 million, at December 31, 2013 and December 31, 2012, respectively, are not included in the totals for delinquent loans listed above as these loans are not considered delinquent.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Loans with classification of special mention, substandard, and doubtful at December 31, 2013 and December 31, 2012 are presented in the following tables by classes of loans:

	December 31, 2013
	Special Mention	Substandard	Doubtful	Total*
Legacy Loans:
Construction	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	—	2,342	166	2,508
SBA Real Estate	4,314	5,100	510	9,924
Gas Station	1,158	6,115	849	8,122
Carwash	—	10,437	770	11,207
Hotel/Motel	2,508	4,571	155	7,234
Land	266	662	—	928
Other	33,886	53,089	4,179	91,154
Commercial & Industrial:
SBA Commercial	1,364	1,774	—	3,138
Other Commercial	16,128	19,349	39	35,516
Consumer	—	2	—	2

Total Legacy Loans	59,624	105,912	6,668	172,204
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	1,228	—	1,228
SBA Real Estate	3,587	2,894	274	6,755
Gas Station	2,434	3,867	—	6,301
Carwash	12,256	1,435	—	13,691
Hotel/Motel	2,432	7,443	760	10,635
Land	—	—	—	—
Other	15,912	12,968	297	29,177
Commercial & Industrial:
SBA Commercial	950	1,609	16	2,575
Other Commercial	3,448	12,123	—	15,571
Consumer	155	—	—	155

Total Acquired Loans	41,174	43,567	1,347	86,088

Total Loans	$100,798	$149,479	$8,015	$258,292

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2012
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

*
Balances are net of SBA guaranteed portions totaling $16.4 million and $14.2 million at December 31, 2013 and December 31, 2012, respectively.

        The Company offers residential mortgage lending and offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. The majority of the sellable loans are transferred to the secondary market while a certain portions are retained on the Company's books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2013 and 2012 was $128.5 million and $111.3 million, respectively. At December 31, 2013, there were no mortgage loans with interest only terms or option adjustable rates. At December 31, 2012 total residential mortgage loans with interest only payments totaled $1.2 million and there were no residential mortgage loans with option adjustable rate mortgages.

        The following is an analysis of all loans to officers and directors of the Company and their affiliates as of December 31:

(Dollars in Thousands)	2013	2012
Outstanding balance—beginning of year	$23,411	$24,076
Credit granted, including renewals	—	6,265
Existing credits for newly appointed directors	10,638	—
Repayments	(3,401)	(6,930)

Outstanding balance—end of year	$30,648	$23,411

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at year end 2013 was $683.5 million, which consisted of $534.3 million in real estate loans and $149.2 million in commercial and industrial loans. SBA loans serviced for others at December 31, 2012 totaled $472.6 million, comprised of $378.6 million in real estate loans and $94.0 million in commercial and industrial. Total commercial and real estate loans serviced for other at December 31, 2013 totaled $28.0 million compared to $10.1 million at December 31, 2012.

        The following is a summary of activity for servicing assets in the consolidated statements of financial condition at December 31, 2013 and 2012, respectively:

(Dollars in Thousands)	2013	2012
Beginning of year	$9,610	$8,798
Additions through originations of servicing assets	3,639	1,357
Additions through acquisitions of BankAsiana and Saehan	3,970	—
Amortization through pay-off of loans previously serviced	(415)	(213)
Changes in fair value	(696)	(332)

End of year	$16,108	$9,610

        The fair value of servicing assets was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        The servicing fee income which is reported on the statement of operations as "Loan-related servicing fees" is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and other ancillary fee incomes. Late fees and ancillary fees related to loan servicing are not material.

        The following table is a summary of weighted average discount rates and constant prepayment rates of the Company's servicing SBA loan portfolio as of December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Average Discount Rate:	5.73%	5.75%
Constant Prepayment Rate:	10.75%	12.54%
Weighted Average Life:	18 Years	17 Years

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2013	2012
Land	$2,968	$2,968
Building	2,744	2,744
Furniture and equipment	10,223	8,618
Leasehold improvements	15,728	12,797

Total	31,663	27,127
Accumulated depreciation and amortization	(17,801)	(15,497)

Total net of depreciation and amortization	$13,862	$11,630

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2013, the Company had sixteen such investments, with a net carrying value of $33.1 million. Commitments to fund investments in affordable housing partnerships totaled $10.2 million at December 31, 2013, with the last of the commitments ending in 2026. Total investment in affordable housing recorded on the balance at December 31, 2013 (including commitments to fund) was $43.3 million. As of December 31, 2012, the Company had fourteen investments in affordable housing partnerships, with a net carrying value of $28.6 million. Commitments to fund investments in affordable housing partnerships totaled $10.5 million at December 31, 2012, with the last of the commitments ending in 2026. Total investment in affordable housing recorded on the balance at December 31, 2012 (including commitments to fund) was $39.1 million.

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

        The remaining federal tax credits to be utilized over a maximum of 12 years are $39.6 million as of December 31, 2013 and $37.6 million at December 31, 2012. The Company's usage of federal tax credits approximated $5.0 million, $4.1 million, and $3.0 million during 2013, 2012, and 2011, respectively. Loss on investments in affordable housing amounted to $3.8 million, $3.2 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEPOSITS

        The scheduled maturities of total time deposits at December 31, 2013 are shown in the following table:

(Dollars in Thousands)	December 31, 2013
Time Deposit Maturities in 2014	$1,007,462
Time Deposit Maturities in 2015	76,866
Time Deposit Maturities in 2016	21,277
Time Deposit Maturities in 2017	4,501
Time Deposit Maturities in 2018	3,360
Time Deposit Maturities after 2018	63

Total Time Deposit Maturities	$1,113,529

        The scheduled maturities of total time deposits in denominations of $100,000 or greater at December 31, 2013 are as follows:

(Dollars In Thousands)	December 31, 2013
Three months or less	$358,495
Over three months through six months	126,345
Over six months through twelve months	300,650
Over twelve months	83,847

Total	$869,337

10. COMMITMENTS AND CONTINGENCIES

        The following table represents future commitments and contingencies related to lease payments and investments in affordable housing partnerships at December 31, 2013:

(Dollars in Thousands) Year	Investments Affordable Housing Partnerships	Lease Payments
2014	$7,868	$7,000
2015	1,430	5,271
2016	679	4,163
2017	60	3,602
2018	14	2,448
Thereafter	186	1,302

Total	$10,237	$23,786

        Rental expense recorded under such leases amounted to approximately $4.3 million, $3.9 million, and $3.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $250,000 at December 31, 2013 and $265,000 at December 31, 2012. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $348.4 million and $254.6 million at December 31, 2013 and 2012, respectively. Obligations under standby letters of credit and commercial letters of credit together totaled $21.5 million and $23.0 million at December 31, 2013 and 2012, respectively.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2013, the Company had approved financing with the San Francisco Federal Home Loan Bank ("FHLB") for maximum advances of up to 30% of total assets based on qualifying collateral. The Company's borrowing capacity under the FHLB standard credit program per the Company's pledged loan collateral was approximately $830.1 million, with a $180.0 million borrowing outstanding and $650.1 million of capacity remaining as of December 31, 2013. The Company also had $10.0 million in fixed rate term advances at December 31, 2013 from the FHLB of New York which was acquired through the acquisition of BankAsiana on October 1, 2013. The fair value of the borrowings recorded totaled $10.3 million at December 31, 2013. We have no borrowing capacities at the New York FHLB.

        The Company also participates in the San Francisco FHLB Securities-Backed Credit Program (SBC Program) as well. However, at December 31, 2013, we had no securities pledged with the FHLB and therefore we did not have any borrowing capacities under the SBC program.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        The following table shows the Company's outstanding advances from FHLB at December 31, 2013.

Issue Date	Balance	Rate	Maturity Date
October 25, 2013	$40,000	0.06%	Daily Advance (Open Maturity)
October 4, 2013	20,000	0.06%	Daily Advance (Open Maturity)
August 16, 2013	20,000	0.06%	Daily Advance (Open Maturity)
December 26, 2012	100,000	0.06%	Daily Advance (Open Maturity)
May 20, 2011*	3,000	2.35%	May 20, 2016
June 1, 2011*	1,000	2.16%	June 1, 2016
June 8, 2011*	1,000	2.12%	June 8, 2016
July 25, 2011*	5,000	2.10%	July 25, 2016

Total Advances	$190,000	0.18%

*
Advances acquired from the acquisition of BankAsiana had fair value of $10.3 million at December 31, 2013

        The following table summarizes information relating to the Company's FHLB advances for the periods indicated:

	Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Average balance during the year	$140,916	$8,798	$157,192
Average interest rate during the year	0.17%	0.18%	1.31%
Maximum month-end balance during the year	$190,325	$150,000	$255,000
Loans collateralizing the agreements at year-end	$1,479,886	$883,072	$911,760
Securities collateralizing the agreements at year-end	$—	$54,597	$40,224

        Total junior subordinated debentures at December 31, 2013 totaled $71.6 million, compared to $61.9 million at December 31, 2012. In December 2002, the Bank issued an aggregate of $10 million of Junior Subordinated Debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in Junior Subordinated Debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. These junior subordinated debentures are senior in liquidation rights to the Company's outstanding shares of common stock.

        On September 26, 2012, the Bank called the 2002 Wilshire State Bank junior subordinated debentures totaling $10.0 million. The 2002 Junior Subordinated Debentures had a rate of 3.56% at the time of the redemption. On December 17, 2012, the Company also called the 2003 Wilshire Trust I's 2003 Junior Subordinated Debenture totaling $15.5 million. The 2003 Junior Subordinated Debentures had a rate of 3.24% at the time of the redemption.

        On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued Junior Subordinated Debentures related to the trust totaling

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

$20.6 million in March 2007. This debenture was acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

        The following table summarizes the Company's outstanding Subordinated Debentures at December 31, 2013:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.036%	03/17/2014	[1]	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.646%	03/15/2014	[2]	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.626%	03/15/2014	[3]	09/15/2037
Saehan Capital Trust I	03/30/2007	9,693	3 Month LIBOR + 1.62%	1.866%	03/30/2014	[4]	03/30/2037

		$71,550

1
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is March 17, 2014.

2
The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is March 15, 2014.

3
The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is March 15, 2014.

4
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is March 30, 2014.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS

        On December 12, 2008, the Company issued $62.2 million in Preferred Stock and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program ("CPP"). The funding of this $62.2 million in Preferred Stock investment from the U.S. Treasury, which is commonly referred to as the TARP investment, marked the completion of the sale to the U.S. Treasury of 62,158 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with a 10-year term) exercisable initially for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share.

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

        During the fourth quarter of 2013, the Company acquired BankAsiana, headquartered in the State of New Jersey. In 2010, BankAsiana issued 5,250 shares of Preferred Stock, with a total par value of $5.25 million, to the U.S. Treasury in connection with their participation in the TARP Community Development Capital Initiative ("CDCI") program. The CDCI program was slightly different from the TARP Capital Purchase Program in that participants were not required to issue a warrant to the U.S. Treasury and the Preferred Stock had lower initial dividend rates. With the acquisition of BankAsiana, the Company acquired the CDCI Preferred Stock and its obligations. On the date of acquisition, the Company redeemed all of BankAsiana's 5,250 shares of CDCI Preferred Stock at par value, or $5.25 million.

        As a result of our participation in the CPP, among other things, we were subject to U.S. Treasury's standards for executive compensation and corporate governance for the periods during which U.S. Treasury held our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Preferred Shares were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable. The restrictions related BankAsiana's participation in the CDCI program, were not applicable to the Company as we fully redeemed the Preferred Shares at the time of BankAsiana's acquisition.

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

        In 1997, the Bank established the 1997 Stock Option Plan ("1997 Plan") that provided for the issuance of stock options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. At December 31, 2013, 37,050 shares were previously granted and outstanding under this option plan.

        In June 2008, the Company established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and stock options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 980,025 shares of the Company's common stock as of December 31, 2013. At December 31, 2013, there were 1,693,177 shares available to grant under the 2008 Plan.

        Total stock-based compensation expense was $460,000, $786,000, and $394,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

        For 2013, 2012, and 2011, stock options granted totaled 64,000, 1,090,725, and 40,000, respectively. The weighted average fair value of options granted during 2013, 2012, and 2011 was $2.36, $1.48, and $1.78 per share, respectively. The fair values were estimated on the date of the option grants using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2013	2012	2011
Expected life	2.2 - 3.0 years	3.0 - 6.0 years	6.0 years
Expected volatility	46.9% - 50.7%	50.3% - 65.9%	65.85%
Expected dividend yield	0.55%	0.00%	0.00%
Risk-free interest rate	0.64%	0.69% - 1.00%	1.19%

        Activity in the stock option plan is presented as follows for the year ended December 31, 2013:

2013	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2013	1,504,962	$5.76
Granted	64,000	7.17
Exercised	(206,861)	4.63
Forfeited	(50,062)	6.20
Expired	(294,964)	8.93

Outstanding at December 31, 2013	1,017,075	$5.14	5.15 years	$6,048

Vested or expected to vest at December 31, 2013[1]	956,807	$5.16	5.15 years	$5,681

Option exercisable at December 31, 2013	559,113	$5.39	5.20 years	$3,256

1
Includes vested shares and non-vested shares after forfeiture rate is applied

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $4.99	420,000	$3.48	8.07 years	265,000	$3.47
$5.00 - $7.99	529,525	5.52	3.28 years	238,163	5.69
$8.00 - $10.99	30,500	9.10	2.29 years	18,900	9.34
$11.00 - $13.99	3,000	13.70	1.16 years	3,000	13.70
$14.00 - $15.99	34,050	15.30	1.04 years	34,050	15.30

Outstanding at end of year	1,017,075	$5.14	5.15 years	559,113	$5.39

        Activities related to stock options are presented as follows for the years indicated:

(Dollars in Thousands, Except Weighted Average Fair Value Price)	2013	2012	2011
Total intrinsic value of options exercised	$862	$21	$—
Total fair value of options vested	$457	$583	$505
Weighted average fair value of options granted during the year	$2.36	$1.48	$1.78

        As of December 31, 2013, total unrecognized compensation cost related to stock options and restricted shares that have been granted prior to the end of 2013 amounted to $521,000 and $4,000, respectively. These costs are expected to be recognized over a weighted average period of 1.6 years and 0.25 years, respectively.

        A summary of the status and changes of the Company's non-vested options related to the Company's stock option plan as of and during 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	837,882	$1.51
Granted	64,000	2.36
Vested	(393,858)	1.35
Forfeitures on unvested shares	(50,062)	2.26

Non-vested at December 31, 2013	457,962	$1.68

        In the first quarter of 2013, the Board of Directors for the Company approved stock option awards to Ms. Lisa Pai under the 2008 Plan. 30,000 options were granted to her at an exercise price of $6.12 per share, based on the closing price of the Company's shares on January 30, 2013. The vesting period for the stock option awards began on January 30, 2013 at which time 25% was immediately vested with the remainder to be vested in 25% annual increments for three years. The stock options expire 5 years from

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

the date of the award on January 29, 2018. Total stock compensation expenses related to these awards are $53,000.

        During the second quarter of 2013, A total 3,000 options were granted to various employees at an exercise price of $6.68 per share, based on the closing price of the Company's shares on June 26, 2013. The vesting period for the stock option awards began on June 26, 2013 at which time 25% was immediately vested with the remainder to be vested in 25% annual increments for three years. The stock options expire 5 years from the date of the award on June 25, 2018. Total stock compensation expenses related to these awards are $6,000.

        During the third quarter of 2013, A total 30,000 options were granted to 2 employees at an exercise price of $8.30 per share, based on the closing price of the Company's shares on September 9, 2013. The vesting period for the stock option awards began on September 9, 2013 at which time 25% was immediately vested with the remainder to be vested in 25% annual increments for three years. The stock options expire 5 years from the date of the award on September 8, 2018. Total stock compensation expenses related to these awards are $70,000.

        In the first quarter of 2012, the Board of Directors for the Company approved the modification of stock options awards for seven Directors. The stock option awards were previously issued to the Directors under the 2008 Plan. A total of 430,000 shares were modified on January 30, 2012. The weighted average exercise price of the shares before the modification was $8.76 and modified exercise price was set at $3.50 per share based on the closing market price of the Company's shares of common stock on January 30, 2012. The vesting period for the modified stock option grants began on January 30, 2012, at which time 25% was immediately vested and the remainder vesting in 25% annual increments. The modified stock option awards expire 10 years from the date of the modification, or on January 30, 2022. The Company incurred approximately $204,000 in compensation expenses related to the modification.

        During the second quarter of 2012, the Board of Directors approved stock option awards to employees under the 2008 Plan. A total 609,225 options were granted to various employees at an exercise price of $5.29 per share, based on the closing price of the Company's shares on June 27, 2012. A portion of the new stock options that were granted were to replace previously granted stock options to employees that had exercise prices much higher than the current price of the Company's common stock. The vesting period for the stock option awards began on June 27, 2012, at which time 25% was immediately vested with the remainder to be vested in 25% annual increments. The stock options expire 5 years from the date of the award on June 27, 2017. Total stock compensation expenses related to these awards totaled $1.1 million.

        At December 31, 2103, the Company had 6,718 shares of restricted stock grants outstanding which were previously issued from the 2008 Plan. In 2013, we issued 50 restricted stock shares as dividends to outstanding shares.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2013, 2012, and 2011 is shown as follows:

(Dollars in Thousands)	Current	Deferred	Total
2013:
Federal	$18,049	$(969)	$17,080
State	3,284	1,917	5,201

	$21,333	$948	$22,281

2012:
Federal	$16,072	$(13,607)	$2,465
State	425	(7,223)	(6,798)

	$16,497	$(20,830)	$(4,333)

2011:
Federal	$391	$20,107	$20,498
State	324	12,803	13,127

	$715	$32,910	$33,625

        The following is a summary of the income taxes (payable) receivable. $540,000 and ($1.9) million in federal income taxes payable were included in other liabilities as of December 31, 2013 and December 31, 2012. $15.1 million in federal income taxes receivable was included in other assets as of December 31, 2011. ($877,000) and $383,000 in state taxes (payable)/receivable were included in other liabilities as of December 31, 2013 and December 31, 2012. $712,000 in state taxes receivable was included in other assets as of December 31, 2011.

(Dollars in Thousands)	2013	2012	2011
Current income taxes (payable) receivable:
Federal	$540	$(1,897)	$15,129
State	(877)	383	712

Total income taxes (payable) receivable	$(337)	$(1,514)	$15,841

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2013 and 2012:

2013 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$17,563	$6,101	$23,664
Tax depreciation (greater) less than the financial statement depreciation	396	617	1,013
Net operating loss	841	1,892	2,733
OREO reserve	647	225	872
ASC 718-10 non-qualified stock options	671	233	904
Business combinations	6,255	2,173	8,428
Charitable contributions	1	37	38
Unrealized loss on loans held-for-sale	1,383	480	1,863
Unrealized loss on securities available-for-sale	853	366	1,219
Intangible related to business combination	116	40	156
Gain from acquisition of Mirae Bank	520	180	700
Restricted stocks	90	31	121
CA Enterprise Zone tax credits	(406)	1,160	754
Accrued professional fees	104	36	140
Others	1,885	105	1,990

Total deferred tax assets	30,919	13,676	44,595

Deferred tax liabilities:
Prepaid expenses	311	108	419
Deferred loan origination costs	1,612	560	2,172
ASC 860-50 adjustment	1,731	601	2,332

Total deferred tax liabilities	3,654	1,269	4,923

Net deferred tax assets	$27,265	$12,407	$39,672

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

2012 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$19,066	$6,623	$25,689
Tax depreciation (greater) less than the financial statement depreciation	(431)	360	(71)
Net operating loss	—	—	—
ASC 718-10 non-qualified stock options	595	207	802
Charitable contributions	(11)	32	21
Unrealized loss on loans held-for-sale	2,752	956	3,708
Low income housing tax credit	(65)	186	121
Restricted stocks	110	38	148
CA Enterprise Zone tax credits	(544)	1,554	1,010
Accrued professional fees	62	22	84

Total deferred tax assets	21,534	9,978	31,512

Deferred tax liabilities:
Prepaid expenses	297	103	400
Deferred loan origination costs	1,383	480	1,863
OREO reserve	85	29	114
Unrealized gain on securities available-for-sale	2,648	839	3,487
Intangible related to business combination	197	68	265
ASC 860-50 adjustment	1,243	432	1,675
Gain from acquisition of Mirae Bank	1,652	574	2,226
Others	316	304	620

Total deferred tax liabilities	7,821	2,829	10,650

Net deferred tax assets	$13,713	$7,149	$20,862

        In assessing the future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2013, the Company had no valuation allowance and had net deferred tax asset of $39.7 million. As of December 31, 2012, the Company had net a deferred tax assets of $20.9 million. During the fourth quarter of 2013, the Company completed its acquisitions of BankAsiana and Saehan Bancorp. Acquisitions resulted in increase of deferred tax assets of $14.8 million, $4.3 million from BankAsiana transaction and $10.5 million from Saehan transaction.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        As a result of the acquisition of BankAsiana and Saehan Bancorp, both BankAsiana and Saehan Bancorp underwent a change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). As a result, Section 382 imposes limitations on the Company's ability to use certain tax attributes, including, net unrealized built in losses, net operating losses and tax credit carry-forwards of BankAsiana and Saehan Bancorp. The Company has estimated the impact of Section 382 on the tax attributes of BankAsiana and Saehan Bancorp based on the tax attribute information that was available for these entities and has included this impact in accounting for the tax attributes of these acquisitions. The amount of deferred taxes related to the Saehan Bancorp acquisition reflected above (and the related goodwill from the acquisition) was adjusted from amounts previously disclosed based on additional Saehan Bancorp tax information that has become available. Additional changes to deferred taxes (and related accounts) for the tax attributes of BankAsiana and Saehan Bancorp may occur once the final 2013 income tax returns for these entities are completed.

        Through the acquisitions of Saehan Bancorp, the Company acquired federal and state net operating losses of $4.3 million and $17.5 million, which begins to expire in 2029 and 2029, respectively. The Company also acquired a state tax credit of $1.2 million, which begins to expire in 2023.

        As of December 31, 2013, management performed an evaluation of all positive and negative evidence regarding the need for a valuation allowance. Positive evidence includes, but is not limited to, 12 quarters (three years) of cumulative positive pre-tax income, eleven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in the economic recovery or slow growth of the U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of the FDIC indemnification asset. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance was required.

        The Company recorded a valuation allowance during the first quarter of 2011 against its entire net deferred tax asset, primarily due to accumulated taxable losses and the absence of clear and objective positive evidence that future taxable income would be sufficient enough to realize the tax benefits of its deferred tax assets. As of December 31, 2012, management performed an evaluation of all positive and negative evidence supporting a reversal of the valuation allowance. Positive evidence included, but was not limited to, 12 quarters (three years) of cumulative positive pre-tax income, seven continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence included uncertainty in the economic recovery or slow growth of the U.S. economy, increased regulatory scrutiny that can adversely affect future earnings, and further impairment of the FDIC indemnification asset. Based on the evaluation, management concluded that the aforementioned available positive evidence outweighed the negative evidence and deferred tax assets were now more-likely-than-not to be realized and therefore maintaining a valuation allowance was no longer required. As a result, management reversed the $41.3 million deferred tax valuation allowance during 2012, which included $27.3 million reversal from the federal deferred tax assets valuation allowance and a $14.0 million reversal from the state deferred tax assets valuation allowance.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31:

	2013	2012	2011
Statutory tax rate	35%	35%	35%
State taxes—net of California Enterprise Zone tax credit	5%	5%	2%
Valuation Allowance	0%	-41%	1019%
Officer Life Insurance	0%	0%	-6%
Municipal Bonds	-1%	0%	-15%
Tax credits	-7%	-5%	-26%
Other items	1%	1%	11%

Total	33%	-5%	1020%

        The effective tax rate for 2013 represents tax liabilities associated with current year operating income.

        In accordance with ASC 740-10, the Company recorded an increase in liabilities for an unrecognized tax benefit of $4.1 million, offset by a decrease in the liability with the settlement with Internal Revenue Service of $1.9 million, and related interest of $473,000 in 2013.

(Dollars in Thousands)	2013	2012
Unrecognized tax benefit:
Balance, beginning of the year	$1,586	$835
Increases related to current year tax positions	144	145
Increases related to prior year tax positions	2,702	881
Increase related to acquisitions of BankAsiana and Saehan Bancorp	1,266	—
Settlement with IRS	(1,962)	—
Expiration of the statute of limitations for assessment of taxes	—	(275)

Balance, end of the year	$3,736	$1,586

        As of December 31, 2013, the total unrecognized tax benefit that would affect the effective rate if recognized was $1.7 million which was comprised of federal and state exposures and unrecognized tax benefits acquired in the recent business combination.

        As of December 31, 2013, the total accrued interest related to uncertain tax positions was $364,000. Other than the accrued interest of $38,000 related to uncertain tax positions from an acquired entity in 2013, the Company accounts for interest related to uncertain tax positions as part of the Company's provision for federal and state income taxes. Accrued interest was included as part of the current tax payable in the consolidated financial statements.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2008 through 2012 tax years remain subject to examination by federal tax authorities, and 2008 through 2012 tax years remain subject to examination by most state tax authorities. The IRS recently completed their examination for the 2009 and 2010 tax years. The New York State Department of Finance had completed their examination for the 2008, 2009, and 2010 tax years with no adjustments to the tax returns filed. The Company is currently under examination by the IRS for the 2011

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

tax year and by the California Franchise Tax Board for the 2009 and 2010 tax years. BankAsiana's tax returns for the years 2011 and 2012 are under examination by the New York State Department of Taxation and Finance and the New York City Department of Finance. The Company believes that we have adequately provided or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that the federal and state examination results will have a material impact on the Company's consolidated financial statements as of December 31, 2013.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. During 2013, additional goodwill of $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan. The carrying amount of goodwill amounted to $67.5 million at December 31, 2013, and $6.7 million at December 31, 2012.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At December 31, 2013 management elected to assess the qualitative factors for 2013 to determine whether it was more likely than not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more likely than not that the fair value exceeded the carrying value and therefore concluded not to proceed with the two-step impairment test.

        The Company recorded core deposit intangibles of $1.6 million, $1.3 million, $725,000, and $3.8 million from the acquisitions of Liberty Bank of New York, Mirae Bank, BankAsiana, and Saehan, respectively. At December 31, 2013, the balance of core deposits intangibles, net of amortizations, was $5.2 million, compared to $1.0 million at December 31, 2012. To test for impairment of core deposit intangibles at year end 2013, we looked core deposit intangible values for recent acquisitions and recent core deposits mixes. As a result, we concluded that it was more than likely that core deposit intangibles were not impaired. Core deposit intangibles for BankAsiana and Saehan Bancorp were deemed not impaired as the acquisitions were completed only a few months before year end 2013.

        The acquisitions of Liberty Bank resulted in favorable lease intangibles of $346,000, and the acquisitions of BankAsiana and Saehan resulted in unfavorable lease intangibles of $239,000, and $384,000, respectively. The balance of unfavorable lease liabilities at December 31, 2013 was $598,000. The Company did not have any balances of favorable or unfavorable lease intangibles at December 31, 2012 as the favorable lease intangibles related to Liberty Bank had been fully amortized since December 2009.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

        The gross carrying amount and accumulated amortization for core deposit intangibles and unfavorable lease intangibles that resulted from our previous acquisitions at December 31, 2013 and December 31, 2012 are shown in the tables below:

	2013			2012
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Core deposit intangibles related to:
Liberty Bank of New York	$1,640	$(1,323)	$317	$1,640	$(1,150)	$490
Mirae Bank	1,330	(890)	440	1,330	(783)	547
BankAsiana	725	(14)	711	—	—	—
Saehan	3,845	(89)	3,756	—	—	—

Core deposits intangibles	$7,540	$(2,316)	$5,224	$2,970	$(1,933)	$1,037

	2013			2012
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Lease intangibles related to:
Liberty Bank of New York	$346	$(346)	$—	$346	$(346)	$—
BankAsiana	(239)	14	(225)	—	—	—
Saehan	(384)	11	(373)	—	—	—

Lease intangibles	$(277)	$(321)	$(598)	$346	$(346)	$—

        The amortization schedule for intangible assets for the next five years as of December 31, 2013 is show in the table below:

(Dollars in Thousands)	2014	2015	2016	2017	2018
Core deposit intangibles amortization	$1,089	$997	$905	$814	$724
Unfavorable lease intangibles amortization	$156	$156	$142	$111	$32

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BENEFIT PLANS

401(k) Savings Plan

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $935,000, $760,000, and $629,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Deferred Compensation Plan

        In 2003, we adopted a Survivor Income Plan for the benefit of the directors and officers of the Bank in order to encourage their continued employment and service, and to reward them for their past contributions. The plan was modified in 2005. We also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant's election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. We are obligated to pay any death benefit owing under the Survivor Income Plan in a lump sum within 90 days following the participant's death.

        The participant's rights under the Survivor Income Plan terminate upon termination of employment with Wilshire Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefit calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, Wilshire Bank and the participant will enter into a split dollar agreement and split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company accrued $272,000 in 2013 and $775,000 in 2012, for postretirement benefit obligations. There were no accruals in 2011 due to the termination of employees during the year.

        On January 30, 2012, the Board of Directors of the Company approved an increase in BOLI benefits totaling $565,000, for five of the Company's Directors. Subsequently on January 31, 2013, an increase in BOLI benefits totaling $500,000 for the chief executive officer (also a director) was approved by the Board of Directors of the Company. The plan increased benefits retroactively based on the Directors' previous service to the Company. In accordance with ASC 715-60-35, the Company recorded BOLI unrecognized prior service costs in other comprehensive income to account of the prior service cost. At December 31, 2013 BOLI unrecognized prior service costs, a part of other comprehensive income, totaled $545,000, compared to $351,000 at December 31, 2012.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to quarterly average assets. Management believes that, as of December 31, 2013 and 2012, the Company met all capital adequacy requirements to which it is subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the current Federal Reserve Board capital guidelines, as of December 31, 2013 and 2012, the Company was able to include part of the proceeds from the previously issued trust preferred securities as Tier 1 capital. At December 31, 2013, the Company's Tier 1 risk-weighted capital ratio and Tier 1 leverage capital ratio were 14.79% and 13.44%, respectively, compared with 18.47% and 14.87%, as of December 31, 2012.

        As of December 31, 2013, all of the Company and Bank's capital ratios were in excess of the regulatory requirements for a "well-capitalized institution". To be categorized as well capitalized, the Company must maintain minimum total risk-based ratio of 10.0%, Tier I risk-based ratio of 6.0% and a Tier I leverage ratio of 5.0%.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        The Company's and Bank's capital amounts and ratios are presented in the follow table for the dates indicated:

	Actual		For Capital Adequacy Purposes
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio
As of December 31, 2013
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$471,060	16.05%	$234,795	≥	8.00%
Wilshire Bank	$441,062	15.03%	$234,781	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$434,152	14.79%	$117,397	≥	4.00%
Wilshire Bank	$404,156	13.77%	$117,390	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$434,152	13.44%	$129,236	≥	4.00%
Wilshire Bank	$404,156	12.51%	$129,259	≥	4.00%
As of December 31, 2012
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$411,395	19.74%	$166,718	≥	8.00%
Wilshire Bank	$401,985	19.29%	$166,719	≥	8.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$384,873	18.47%	$83,359	≥	4.00%
Wilshire Bank	$375,463	18.02%	$83,359	≥	4.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$384,873	14.87%	$103,564	≥	4.00%
Wilshire Bank	$375,463	14.52%	$103,400	≥	4.00%

        During the first quarter of 2013, the Company's Board of Directors authorized the repurchase of up to 5% of its outstanding shares of common stock, or approximately 3.6 million shares. This stock repurchase program became effective on March 28, 2013 and will expire one year later on March 28, 2014, or upon the repurchase of the maximum amount of shares authorized under the repurchase program. Under this program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws. Depending on market conditions and other factors, repurchases may be made at any time or from time to time, without prior notice. The Company has no obligation to repurchase any shares under this program and may suspend or discontinue the program at any time.

        During the second quarter of 2013, the Company repurchased a total of 651,412 shares of common stock through 10 different transactions. The average weighted price of total shares purchased was $6.56 per share. The aggregate cost of the repurchase, including commissions, totaled $4.3 million. The shares repurchased during the second quarter of 2013 represents 18.3% of the total authorized amount.

        As part of the consideration for the acquisition of Saehan, the Company issued 7,210,664 shares of common stock to Saehan shareholders. Based on the $9.20 closing price of Wilshire's common stock on the date of the acquisition of Saehan, November 20, 2013, the value of shares issued totaled $67.8 million.

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

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. As of December 31, 2013, the Bank is unable to pay dividends to the Company without prior regulatory approval because the bank issued dividends to the Company in excess of income earned for the three years ended December 31, 2013. Cash dividends paid by Wilshire Bank to the Company in 2013 and 2012 totaled $77.6 million and $121.7 million, respectively. There were no dividends paid to the Company from the subsidiary bank in 2011.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EARNINGS PER COMMON SHARE

        The following is a reconciliation of the basic and diluted earnings per common share computations at December 31, 2013, 2012 and 2011

(Dollars in Thousands, Except per Share Data)	2013	2012	2011
Numerator:
Net income (loss) available to common shareholders	$45,376	$93,706	$(33,988)

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	71,771,116	71,288,484	55,710,377
Effect of dilutive securities:
Stock option dilution[1]	266,400	86,666	—

Denominator for diluted earnings per share:
Adjusted weighted-average shares[2]	72,037,516	71,375,150	55,710,377

Basic earnings (loss) per share	$0.63	$1.31	$(0.61)

Diluted earnings (loss) per share	$0.63	$1.31	$(0.61)

1
Excludes in 750,675 and 1,398,899 stock options outstanding at December 31, 2013 and 2012, respectively, for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation. In addition 855,820 vested options outstanding at December 31, 2011 were excluded as the options were deemed anti-dilutive due to the net loss recorded for available to common shareholders for these years.

2
There were 949,460 warrants outstanding at December 31, 2011 and 2010. The warrants' exercise price exceeded the average market price of the Company's common stock as of December 31, 2011 and 2010. Therefore, the stock warrants were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation. The warrants were fully redeemed during 2012.

19. OTHER COMPREHENSIVE INCOME (LOSS)

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	2013
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$6,841	$321	$(351)	$6,811
Other comprehensive (loss) income before reclassification	(11,445)	28	(194)	(11,611)
Reclassifications from other comprehensive income	(19)	—	—	(19)
Tax effect of current period changes	4,815	(19)	—	4,796

Current period changes net of taxes	(6,649)	9	(194)	(6,834)

Balance at end of year	$192	$330	$(545)	$(23)

	2012
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$6,465	$296	$—	$6,761
Other comprehensive income (loss) before reclassification	652	43	(351)	344
Reclassifications from other comprehensive income	(3)	—	—	(3)
Tax effect of current period changes	(273)	(18)	—	(291)

Current period changes net of taxes	376	25	(351)	50

Balance at end of year	$6,841	$321	$(351)	$6,811

	2011
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$1,728	$284	$—	$2,012
Other comprehensive income before reclassification	4,828	20	—	4,848
Reclassifications from other comprehensive income	(99)	—	—	(99)
Tax effect of current period changes	8	(8)	—	—

Current period changes net of taxes	4,737	12	—	4,749

Balance at end of year	$6,465	$296	$—	$6,761

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        Reclassification out of comprehensive income to realized gains on sale or call of securities totaled $19,000, $3,000, and $99,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Aside from the reclassification from the sale or call of securities, there were no other reclassifications out of other comprehensive income for the years ended December 31, 2013, 2012, and 2011.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. BUSINESS SEGMENT INFORMATION (Continued)

        The following are the results of operations of the Company's segments for the year-ended December 31:

	Business Segments
2013 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$95,109	$2,821	$12,400	$110,330
Less (credit) provision for loan losses and loan commitments	(1,489)	514	975	—
Other operating income	17,044	702	16,437	34,183

Net revenue	113,642	3,009	27,862	144,513
Other operating expenses	65,550	2,354	8,952	76,856

Income before taxes	$48,092	$655	$18,910	$67,657

Total assets	$3,319,540	$86,158	$212,037	$3,617,735

	Business Segments
2012 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$87,303	$2,097	$10,502	$99,902
Less (credit) provision for loan losses and loan commitments	(32,682)	(1,436)	118	(34,000)
Other operating income	18,898	660	8,691	28,249

Net revenue	138,883	4,193	19,075	162,151
Other operating expenses	64,827	1,845	7,507	74,179

Income before taxes	$74,056	$2,348	$11,568	$87,972

Total assets	$2,474,564	$46,289	$230,010	$2,750,863

	Business Segments
2011 (Dollars in Thousands)	Banking Operations	TFS	SBA	Company
Net interest income	$95,394	$2,372	$9,609	$107,375
Less provision (credit) for loan losses and loan commitments	56,299	(1,352)	4,153	59,100
Other operating income	8,851	857	14,097	23,805

Net revenue	47,946	4,581	19,553	72,080
Other operating expenses	60,237	1,519	7,029	68,785

(Loss) income before taxes	$(12,291)	$3,062	$12,524	$3,295

Total assets	$2,472,456	$63,255	$161,143	$2,696,854

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)	2013	2012
Assets:
Cash and cash equivalents	$29,984	$8,065
Investment in subsidiary	480,971	393,797
Prepaid income taxes	2,236	2,459
Other assets	168	2

Total assets	$513,359	$404,323

Liabilities:
Other borrowings	$71,550	$61,857
Accounts payable and other liabilities	49	49
Cash dividend payable	2,342	—

Total liabilities	73,941	61,906
Shareholders' equity	439,418	342,417

Total	$513,359	$404,323

STATEMENTS OF OPERATIONS

(Dollars in Thousands)	2013	2012	2011
Interest expense	$1,197	$1,749	$1,645
Other operating expense	3,790	2,203	1,283

Total expense	4,987	3,952	2,928
Other income	38	53	49
Distributed earnings of subsidiary	121,700	77,622	—
Distributed (undistributed) earnings (losses) of subsidiary	(73,643)	16,795	(28,612)

Earnings (losses) before income tax benefit	43,108	90,518	(31,491)
Income tax benefit	2,268	1,787	1,161

Net income (loss)	$45,376	$92,305	$(30,330)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS

(Dollars In Thousands)	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$45,376	$92,305	$(30,330)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Decrease) increase in accounts payable and other liabilities	—	(24)	3
Stock compensation expense	460	786	396
Decrease (increase) in prepaid income taxes	223	684	(1,161)
Increase in other assets	(166)	—	—
Distributed (undistributed) loss (earnings) of subsidiary	73,643	(16,795)	28,612

Net cash provided by (used in) operating activities	119,536	76,956	(2,480)

Cash flows from investing activities:
Payment from (investments in) subsidiary	(90,179)	464	(103,000)

Net cash (used in) provided by investing activities	(90,179)	464	(103,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	108,711
Proceeds from exercise of stock options	958	53	5
Tax benefit from stock options exercised	135	—	—
Cash paid for TARP Preferred Stock and warrant redemption	—	(59,529)	—
Cash paid for subordinated debenture redemption	—	(15,464)	—
Cash paid for stock repurchases	(4,287)	—	—
Payments of cash dividend on common stock	(4,244)	—	—
Payments of Preferred Stock cash dividend	—	(1,219)	(3,108)

Net cash (used in) provided by financing activities	(7,438)	(76,159)	105,608

Net increase in cash and cash equivalents	21,919	1,261	128
Cash and cash equivalents, beginning of year	8,065	6,804	6,676

Cash and cash equivalents, end of year	$29,984	$8,065	$6,804

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended,
2013 (Dollars in Thousands, Except Share Data)	March 31,	June 30,	September 30,	December 31,	YTD Total
Net interest income	$25,552	$25,754	$26,696	$32,328	$110,330
Provision for loan losses and loan commitments	—	—	—	—	—
Net income	11,589	11,539	11,334	10,914	45,376
Net income available to common shareholders	11,589	11,539	11,334	10,914	45,376
Basic earnings per common share	$0.16	$0.16	$0.16	$0.16	$0.63
Diluted earnings per common share	$0.16	$0.16	$0.16	$0.16	$0.63

2012
Net interest income	$24,439	$24,244	$25,592	$25,627	$99,902
Credit for loan losses and loan commitments	—	(10,000)	(12,000)	(12,000)	(34,000)
Net income	16,451	22,175	38,469	15,210	92,305
Net income available to common shareholders	17,916	22,111	38,469	15,210	93,706
Basic earnings per common share	$0.25	$0.31	$0.54	$0.21	$1.31
Diluted earnings per common share	$0.25	$0.31	$0.54	$0.21	$1.31