Form 10-Q
period 2014-03-31
WILSHIRE BANCORP INC
filed 2014-05-05
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

The number of shares of Common Stock of the registrant outstanding at April 30, 2014 was 78,266,313.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$160,999	$124,064
Federal funds sold and other cash equivalents	7,301	46,590
Cash and cash equivalents	168,300	170,654

Deposits held in other financial institutions	21,006	21,019
Securities available-for-sale, at fair value (amortized cost of $342 million and $356 million at March 31, 2014 and December 31, 2013, respectively)	342,438	352,437
Securities held-to-maturity, at amortized cost (fair value of $34 thousand and $37 thousand at March 31, 2014 and December 31, 2013, respectively)	32	35
Loans receivable (net of allowance for loan losses of $53 million and $54 million at March 31, 2014 and December 31, 2013, respectively)	2,818,175	2,763,279
Loans held-for-sale, at the lower of cost or market	27,791	47,557
Federal Home Loan Bank (“FHLB”) stock, at cost	15,983	15,983
Other real estate owned (“OREO”)	8,969	7,600
Due from customers on acceptances	889	1,517
Cash surrender value of bank owned life insurance	22,661	22,519
Investments in affordable housing partnerships	42,459	43,316
Bank premises and equipment	13,313	13,862
Accrued interest receivable	8,293	8,350
Deferred income taxes	34,391	39,672
Servicing assets	17,536	16,108
Goodwill	67,528	67,528
Core deposits intangibles	4,952	5,224
FDIC loss-share indemnification asset	2,169	4,856
Other assets	17,581	16,219
TOTAL	$3,634,466	$3,617,735

LIABILITIES:
Deposits:
Non-interest bearing	$869,598	$832,152
Interest bearing:
Savings	120,570	114,951
Money market and NOW accounts	835,316	810,878
Time deposits of $100,000 or more	860,697	869,337
Other time deposits	237,028	244,192
Total deposits	2,923,209	2,871,510

FHLB advances	150,292	190,325
Junior subordinated debentures	71,610	71,550
Commitments to fund investments in affordable housing partnerships	9,490	10,237
Accrued interest payable	2,462	2,418
Bank acceptances outstanding	889	1,517
Other liabilities	24,939	30,760
Total liabilities	3,182,891	3,178,317

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at March 31, 2014 and December 31, 2013	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,247,026 and 78,061,307 shares at March 31, 2014 and December 31, 2013, respectively	230,979	229,836
Accumulated other comprehensive income (loss), net of tax	1,790	(23)
Retained earnings	218,806	209,605
Total shareholders’ equity	451,575	439,418

TOTAL	$3,634,466	$3,617,735

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$37,101	$26,885
Interest on investment securities	2,101	1,725
Interest on federal funds sold and other earning assets	151	153
Total interest income	39,353	28,763

INTEREST EXPENSE:
Interest on deposits	3,676	2,849
Interest on FHLB advances and other borrowings	74	80
Interest on junior subordinated debentures	430	282
Total interest expense	4,180	3,211

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	35,173	25,552

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	35,173	25,552

NON-INTEREST INCOME:
Service charges on deposit accounts	3,146	2,808
Net gain on sale of loans	4,329	3,486
Loan-related servicing fees	2,156	1,450
Other income	1,355	961
Total non-interest income	10,986	8,705

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,655	8,805
Occupancy and equipment	3,309	2,040
Regulatory assessment fee	508	333
Loss on investments in affordable housing partnerships	857	820
Data processing	963	675
Professional fees	696	1,125
Amortization of intangibles	233	70
Merger related costs	3,364	—
Other operating expenses	3,672	3,416
Total non-interest expense	26,257	17,284

INCOME BEFORE INCOME TAXES	19,902	16,973
INCOME TAX PROVISION	6,789	5,384
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,113	$11,589

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.17	$0.16
Diluted	$0.17	$0.16
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,115,779	71,295,673
Diluted	78,496,106	71,431,841

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013

NET INCOME	$13,113	$11,589

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains (losses) on securities available-for-sale arising during the period	3,122	(513)
Reclassification adjustment for gains realized in net income	—	—
Unrealized gains (losses) on securities available-for-sale after reclassification	3,122	(513)
Less income tax expense (benefit)	1,311	(217)
Net change in net unrealized gains (losses) on securities available-for-sale	1,811	(296)

UNREALIZED GAIN ON INTEREST-ONLY STRIP:
Net unrealized (losses) gains on interest-only strips arising during the period	(19)	21
Less income tax (benefit) expense	(8)	9
Net unrealized changes in net gains on interest-only strips	(11)	12

ACCUMULATED OTHER COMPREHENSIVE INCOME (“AOCI”) ON BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	13	(134)
Less income tax expense	—	—
Net changes in AOCI on BOLI unrecognized prior service cost	13	(134)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$1,813	$(418)

TOTAL COMPREHENSIVE INCOME	$14,926	$11,171

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised	1,812	10			10
Share-based compensation expense		115			115
Net income				11,589	11,589
Other comprehensive loss			(418)		(418)
BALANCE—March 31, 2013	71,296,956	$164,915	$6,393	$182,405	$353,713

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	113,769	461			461
Restricted stock granted	71,950	—			—
Cash dividend declared or accrued:
Common stock ($0.05 per share)				(3,912)	(3,912)
Share-based compensation expense		433			433
Tax benefit from stock options exercised		249			249
Net income				13,113	13,113
Other comprehensive income			1,813		1,813
BALANCE—March 31, 2014	78,247,026	$230,979	$1,790	$218,806	$451,575

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,113	$11,589
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	467	896
Depreciation of bank premises and equipment	907	551
Accretion of discount on acquired loans	(2,815)	(228)
Amortization and accretion of liabilities acquired from acquisitions	(386)	—
Amortization of intangibles	233	70
Provision (credit) for losses on other real estate owned	11	(17)
Deferred tax expense	3,990	3,799
Gain on disposition of bank premises and equipment	—	(2)
Net realized gain on sale of loans held-for-sale	(4,329)	(3,486)
Proceeds from sale of loans held-for-sale	50,345	317,272
Origination of loans held-for-sale	(28,153)	(302,664)
Change in unrealized appreciation on servicing assets	(563)	(107)
Disposition of servicing rights	431	75
Net realized loss (gain) on sale of other real estate owned	1	(157)
Gain on sale of repossessed assets	(20)	—
Share-based compensation expense	433	115
Change in cash surrender value of life insurance	(142)	(151)
Servicing assets capitalized	(1,297)	(782)
Decrease (increase) in accrued interest receivable	57	(243)
Loss on investments in affordable housing partnerships	857	820
Increase in other assets	(1,192)	(1,140)
FHLB stock cash dividend	279	73
Increase in accrued interest payable	44	19
Decrease in other liabilities	(7,392)	(589)
Net cash provided by operating activities	24,879	25,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	3	4
Purchase of securities available-for-sale	—	(30,811)
Proceeds from principal repayment of securities available-for-sale	12,655	25,337
Net decrease in interest-bearing deposits in other financial institutions	13	—
Net increase in loans receivable	(52,656)	(47,627)
Payment of FDIC loss-share indemnification	2,415	477
Proceeds from sale of other loans	700	—
Proceeds from sale of other real estate owned	409	1,259
Proceeds from sale of repossessed assets	84	—
Purchases of investments in affordable housing partnerships	(746)	(1,026)
Purchases of bank premises and equipment	(177)	(137)
Purchases of bank owned life insurance	—	(710)
Redemption of FHLB stock	—	157
Net cash used in investing activities	(37,300)	(53,077)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$461	$10
Tax benefit from exercise of stock option	249	—
Payment of cash dividend on common stock	(2,342)	—
Repayment of FHLB advances	(40,000)	—
Net increase (decrease) in deposits	51,699	(4,251)
Net cash provided by (used in) financing activities	10,067	(4,241)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,354)	(31,605)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	170,654	173,500
CASH AND CASH EQUIVALENTS — END OF PERIOD	$168,300	$141,895

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,136	$3,192
Income taxes paid	$4,922	$3,467
Income tax refunds received	$6	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$1,779	$300
Loans transferred to loans receivable from held-for-sale	$1,203	$345
Other assets transferred to bank premises and equipment	$182	$—
Common stock cash dividend declared, but not paid	$3,912	$—

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.  The Bank has 35 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area.  We also have 7 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas, New Jersey, New York, and Virginia.

Note 2.     Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2014 and December 31, 2013, statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the three months ended March 31, 2014 and March 31, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2013.  Some items in the prior period financial statements were reclassified to conform to the current presentation. The reclassifications had no effect on prior period net income or shareholders’ equity.

Note 3.   Recent Acquisitions

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

On November 20, 2013, the Company acquired Saehan for approximately $118.2 million.  Pursuant to the merger agreement, holders of Saehan Bancorp common stock had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan Bancorp common stock.  As a result, 7.2 million shares of the Company’s common stock were issued to former Saehan shareholders at $9.40 per share at the date of acquisition for a total value of $67.8 million.  Saehan was headquartered in Los Angeles, California and operated ten branches all located in Southern California and two LPO offices located in the states of Washington and New York.

The acquisition of BankAsiana was to expand our market presence in the East Coast market.  The customer base and locations of BankAsiana’s branches had significant overlap when compared to the Company’s East Coast customer base and branch locations.  This made BankAsiana a very good fit in terms of potential cost savings and future growth potential.  Saehan Bancorp also had a similar customer base and operated in the same markets as our Southern California operations.  Therefore, both acquisitions had the potential for large cost savings synergies with consolidation. With the levels of excess capital at the time, the acquisitions fit well into the Company’s growth strategy. The total fair value of assets acquired from BankAsiana and Saehan, were $204.1 million and $589.1 million, respectively.  We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million in goodwill from the acquisition of Saehan Bancorp.  The goodwill of $60.8 million from the acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations, strengthening the Company’s presence in existing markets.  The goodwill is not amortized for book purposes and is not tax deductible.

The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional, as additional analysis is ongoing on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the dates of the acquisitions. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

Note 4.     Fair Value Measurement for Financial and Non-Financial Assets and Liabilities

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

Deposits held at other financial institutions — The carrying value of deposits held at other financial institutions is approximately equal to the fair value resulting in a Level 1 classification.

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of March 31, 2014 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs.  Level 3 measurement inputs are not utilized to measure fair value for any of our investment securities.

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

Servicing assets — SBA and residential real estate loan servicing assets represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. The Company classifies loan servicing assets as recurring with Level 3 measurement inputs.

FHLB stock — It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to the restrictions placed on the stock’s transferability.

Accrued interest receivable — The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset resulting in a Level 2 or 3 classification which is consistent with its underlying asset.

FDIC loss-share indemnification asset — The fair value of the Federal Deposit Insurance Corporation (“FDIC”) loss-share indemnification asset is estimated by discounting the estimated future cash flows using current market rates for financial instruments with similar characteristics resulting in a Level 3 classification.

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

Short-term FHLB advances — The carrying value of our short-term FHLB advances is approximately equal to the fair value as the borrowings are usually variable rate and are renewed daily.  As such, these liabilities have a Level 1 classification.

Long-term FHLB advances — The fair value for long-term FHLB advances is derived from a discounted cash flow analysis based on current rates that are given for borrowings with similar risk characteristics, resulting in a Level 2 classification.

Accrued Interest payable — The carrying amount of accrued interest payable approximates its fair value due to the short-term nature if this liability resulting in a Level 1 or 2 classification consistent with its underlying liabilities.

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at March 31, 2014 and December 31, 2013:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$59,950	$—	$59,950	$—
Mortgage-backed securities (residential)	89,325	—	89,325	—
Collateralized mortgage obligations (residential)	127,814	—	127,814	—
Corporate securities	39,242	—	39,242	—
Municipal bonds	26,107	—	26,107	—
Servicing assets	17,536	—	—	17,536

	Fair Value Measurements Using:
As of December 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$60,789	$—	$60,789	$—
Mortgage-backed securities (residential)	90,869	—	90,869	—
Collateralized mortgage obligations (residential)	135,653	—	135,653	—
Corporate securities	39,530	—	39,530	—
Municipal bonds	25,596	—	25,596	—
Servicing assets	16,108	—	—	16,108

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At January 1, 2014	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$16,108	$563	$—	$865	$—	$17,536	$—

(Dollars in Thousands)	At January 1, 2013	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,610	$107	$—	$704	$—	$10,421	$—

We had no transfers of financial instruments between Level 1, 2, or 3 during the quarters ended March 31, 2014 and December 31, 2013.

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2014 and December 31, 2013:

As of March 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$5,191	$5,191	$(81)
Residential Real Estate	—	—	449	449	—
OREO:
Commercial Real Estate	—	—	8,434	8,434	(11)
Residential Real Estate	—	—	535	535	—
Total	$—	$—	$14,609	$14,609	$(92)

As of December 31, 2013

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized (Losses)/ Gains
Collateral Dependent Impaired Loans:
Construction	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	9,330	9,330	(6,134)
Residential Real Estate	—	—	649	649	(72)
OREO:
Commercial Real Estate	—	—	4,866	4,866	(26)
Impaired Loans Held-For-Sale:
Commercial Real Estate	—	—	800	800	(769)
Total	$—	$—	$15,645	$15,645	$(7,001)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at March 31, 2014 and March 31, 2013 are presented in the tables below:

As of March 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$17,536	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 7.8% 9.0% - 9.6%
Collateral dependent impaired loans:
Commercial Real Estate	5,191	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	64.06%
Residential Real Estate	449	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	19.24%*
OREO:
Commercial Real Estate	8,434	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	29.01%*
Residential Real Estate	535	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	10.23%*

As of December 31, 2013

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$16,108	Discounted cash flow	Discount rate Constant prepayment rate	4.5% - 7.8% 10.1% - 10.9%
Collateral dependent impaired loans:
Commercial Real Estate	9,330	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	54.64%*
Residential Real Estate	649	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	50.08%*
OREO:
Commercial Real Estate	4,866	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	15.08%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	800	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.91%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The fair value of servicing assets is measured using discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. As such, increases or decreases in cash flow inputs, including changes to the discount rate and constant prepayment rate will have a corresponding impact to the fair value of these assets.

The table below is a summary of fair value estimates at March 31, 2014 and December 31, 2013, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		March 31, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$160,999	$160,999	$124,064	$124,064
Federal funds sold	Level 1	7,301	7,301	46,590	46,590
Deposits held in other financial institutions		21,006	21,006	21,019	21,019
Investment securities available-for-sale	Level 2	342,438	342,438	352,437	352,437
Investment securities held-to-maturity	Level 2	32	34	35	37
Loans receivable, net of allowance	Level 3	2,818,175	2,821,415	2,763,279	2,752,556
Loans held-for-sale	Level 2	27,791	31,220	47,557	52,169
FHLB stock	N/A	15,983	N/A	15,983	N/A
Accrued interest receivable	Level 2/3	8,293	8,293	8,350	8,350
FDIC loss-share indemnification asset	Level 3	2,169	2,169	4,856	4,856
Due from customer on acceptances	Level 1	889	889	1,517	1,517

Liabilities:
Non-interest bearing deposits	Level 1	$869,598	$869,598	$832,152	$832,152
Interest-bearing deposits	Level 2	2,053,611	2,009,008	2,039,358	1,993,563
Junior subordinated debentures	Level 2	71,610	65,717	71,550	66,186
Short-term FHLB advances	Level 1	140,000	140,000	180,000	180,000
Long-term FHLB advances	Level 2	10,292	10,186	10,325	10,238
Accrued interest payable	Level 1/2	2,462	2,462	2,418	2,418
Bank acceptances outstanding	Level 1	889	889	1,517	1,517

Note 5.     Investment Securities

The following table summarizes the amortized cost, fair value, net unrealized gain and loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$32	$34	$—	$2	$2
Total investment securities held-to-maturity	$32	$34	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$61,853	$59,950	$(1,904)	$1	$(1,903)
Mortgage backed securities (residential)	90,755	89,325	(2,053)	623	(1,430)
Collateralized mortgage obligations (residential)	126,800	127,814	(1,235)	2,249	1,014
Corporate securities	38,296	39,242	—	946	946
Municipal securities	24,716	26,107	(20)	1,411	1,391
Total investment securities available-for-sale	$342,420	$342,438	$(5,212)	$5,230	$18

	As of December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$37	$—	$2	$2
Total investment securities held-to-maturity	$35	$37	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$63,843	$60,789	$(3,054)	$—	$(3,054)
Mortgage backed securities (residential)	93,402	90,869	(3,062)	529	(2,533)
Collateralized mortgage obligations (residential)	135,154	135,653	(1,666)	2,165	499
Corporate securities	38,442	39,530	—	1,088	1,088
Municipal securities	24,700	25,596	(58)	954	896
Total investment securities available-for-sale	$355,541	$352,437	$(7,840)	$4,736	$(3,104)

There were no realized gains or losses on call or sale of securities for the first quarter of 2014 or the first quarter of 2013.  Securities with a total fair value of approximately $312.7 million and $322.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at March 31, 2014:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$32	$—	$—	$32
Total investment securities held-to-maturity	$—	$32	$—	$—	$32

Available-for-Sale:
Securities of government sponsored enterprises	$1,002	$22,765	$36,183	$—	$59,950
Mortgage backed securities (residential)	5,697	3,260	355	80,013	89,325
Collateralized mortgage obligations (residential)	8,169	101,102	18,543	—	127,814
Corporate securities	31,481	7,761	—	—	39,242
Municipal securities	574	1,895	3,312	20,326	26,107
Total investment securities available-for-sale	$46,923	$136,783	$58,393	$100,339	$342,438

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at March 31, 2014, and December 31, 2013:

	As of March 31, 2014
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$58,948	$(1,904)	$—	$—	$58,948	$(1,904)
Mortgage-backed securities (residential)	61,180	(1,997)	4,099	(56)	65,279	(2,053)
Collateralized mortgage obligations (residential)	36,455	(920)	8,845	(315)	45,300	(1,235)
Municipal securities	466	(20)	—	—	466	(20)
Total investment securities	$157,049	$(4,841)	$12,944	$(371)	$169,993	$(5,212)

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal securities	1,039	(58)			1,039	(58)
Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

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

The Company performs an evaluation of the investment portfolio in assessing individual positions that have fair values that have declined below cost.  In assessing whether there is other-than-temporary impairment, the Company considers:

·            Whether or not all contractual cash flows due on a security will be collected; and

·            Our positive intent and ability to hold the debt security until recovery in fair value or maturity

A number of factors are considered in the analysis, including but not limited to:

·            Issuer’s credit rating;

·            Likelihood of the issuer’s default or bankruptcy;

·            Underlying collateral of the security;

·            Industry in which the issuer operates;

·            Nature of the investment;

·            Severity and duration of the decline in fair value; and

·            Analysis of the average life and effective maturity of the security.

Management determined that any individual unrealized loss as of March 31, 2014 and December 31, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. Government Sponsored and Federal Agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of Asset Backed Securities (“ABSs”) and Collateralized Debt Obligations (“CDOs”) that are below investment grade.  At March 31, 2014, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. The unrealized losses on our municipal securities were primarily attributable to both changes in interest rates and a re-pricing of risk in the market.  There were no unrealized losses on our corporate securities at March 31, 2014 and December 31, 2013. As of March 31, 2014, we have the intent and ability to hold the municipal securities in an unrealized loss position until the market values recover or the securities mature.

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

On October 1, 2013, the Company acquired BankAsiana and its loan portfolio at fair value and on November 20, 2013 acquired Saehan Bancorp and its loan portfolio also at fair value.  The following table shows the carrying amount of loans acquired through acquisitions and legacy loans at March 31, 2014 and December 31, 2013:

	At March 31, 2014
	Loans Acquired From Former:			Legacy
(Dollars in Thousands)	Mirae Bank*	BankAsiana	Saehan Bancorp	Wilshire Loans	Total
Construction loans	$—	$5,772	$—	$37,505	$43,277
Real estate secured loans	66,387	112,703	336,608	1,907,761	2,423,459
Commercial and industrial	4,847	33,183	32,544	354,274	424,848
Consumer loans	2	9	1,308	14,781	16,100
Gross Loans	71,236	151,667	370,460	2,314,321	2,907,684
Unearned Income	—	—	—	(8,254)	(8,254)
Total Loans	71,236	151,667	370,460	2,306,067	2,899,430
Allowance For Loan Losses	(1,926)	(346)	(229)	(50,963)	(53,464)
Net Loans	$69,310	$151,321	$370,231	$2,255,104	$2,845,966

Held-for-sale loans included above	$—	$257	$189	$27,345	$27,791

	At December 31, 2013
	Loans Acquired From Former:			Legacy
(Dollars in Thousands)	Mirae Bank*	BankAsiana	Saehan Bancorp	Wilshire Loans	Total
Construction loans	$—	$5,030	$—	$35,337	$40,367
Real estate secured loans	71,493	117,050	341,002	1,837,985	2,367,530
Commercial and industrial	6,316	39,550	36,356	367,450	449,672
Consumer loans	3	10	2,376	12,305	14,694
Gross Loans	77,812	161,640	379,734	2,253,077	2,872,263
Unearned Income	—	—	—	(7,864)	(7,864)
Total Loans	77,812	161,640	379,734	2,245,213	2,864,399
Allowance For Loan Losses	(3,943)	—	—	(49,620)	(53,563)
Net Loans	$73,869	$161,640	$379,734	$2,195,593	$2,810,836

Held-for-sale loans included above	$—	$2,052	$—	$45,505	$47,557

* Loan covered by loss-sharing agreement with the FDIC

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), covered and acquired loans were divided into “ASC 310-30 loans” and “Non-ASC 310-30 loans”, at the time of acquisition.  ASC 310-30 loans are acquired loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. Acquired loans are categorized into four different loan segments by loan type: construction, real estate secured, commercial and industrial, and consumer.

The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected at the time of acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent declines to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact to interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carrying balance, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at March 31, 2014 and December 31, 2013.  The unpaid principal balance, before discount, of ASC 310-30 loans was $13.4 million at March 31, 2014 and $14.9 million at December 31, 2013.

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Non-ASC 310-30 loans	$590,912	$616,500	$107,193
ASC 310-30 loans	2,451	2,686	775
Total outstanding acquired loan balance	593,363	619,186	107,968
Allowance related to acquired loans	(2,501)	(3,943)	(4,326)
Carrying amount, net of allowance	$590,862	$615,243	$103,642

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Breakdown of ASC 310-30 loans
Real Estate Secured	$2,038	$2,254	$660
Commercial & Industrial	413	432	115
Total ASC 310-30 loans	$2,451	$2,686	$775

Loans acquired from the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates.  For the three months ended March 31, 2014 and March 31, 2013, changes to the total discount related to acquired loans were as follows:

	Three Months Ended
(Dollars in Thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$34,201	$3,448
Discount accretion income recognized	(2,816)	(228)
Disposals related to charge-offs	(172)	(74)
Disposals related to loan sales	—	—
Balance at end of period	$31,213	$3,146

The following table is a breakdown of changes to the accretable portion of the discount related to acquired loans for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
(Dollars in Thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period	$31,450	$3,275
Discount accretion income recognized	(2,791)	(228)
Disposals related to charge-offs	(2)	(74)
Balance at end of period	$28,657	$2,973

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2014	December 31, 2013	March 31, 2013
Balances:
Allowance for loan losses:
Balances at beginning of period	$53,563	$52,397	$63,285
Actual charge-offs: *
Real estate secured	672	552	4,405
Commercial and industrial	964	997	1,183
Consumer	1	2	1
Total charge-offs	1,637	1,551	5,589

Recoveries on loans previously charged off:
Real estate secured	1,028	2,038	215
Commercial and industrial	510	679	658
Consumer	—	—	8
Total recoveries	1,538	2,717	881

Net loan charge-offs	99	(1,166)	4,708

Provision for losses on loans	—	—	—
Balances at end of period	$53,464	$53,563	$58,577

Allowance for loan commitments:
Balances at beginning of year	$1,023	$1,023	$1,023
Credit for losses on loan commitments	—	—	—
Balance at end of period	$1,023	$1,023	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.01%	-0.18%	0.89%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.86%	1.90%	2.85%
Net loan charge-offs to allowance for loan losses at end of period	0.19%	2.18%	8.04%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	0.00%	0.00%

* Charge-off amount for the three months ended March 31, 2014 includes net charge-offs of covered loans amounting to $1.6 million which represents gross covered loan charge-offs of $2.4 million less FDIC receivable portions totaling $768,000.

The table below summarizes for the end of the periods indicated, the balance of our allowance for losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2014			December 31, 2013
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$791	$43,277	1.83%	$814	$40,367	2.02%
Real estate secured	39,164	2,401,203	1.63%	41,401	2,332,121	1.78%
Commercial and industrial	13,353	419,313	3.18%	11,238	437,524	2.57%
Consumer	156	16,100	0.97%	110	14,694	0.75%
Total Gross Loans Receivable *	$53,464	$2,879,893	1.86%	$53,563	$2,824,706	1.90%

* Held-for-sale loans of $27.8 million and $47.6 million at March 31, 2014 and December 31, 2013, respectively, were excluded from the total.

Our real estate secured loans and commercial and industrial loans are further broken down into classes as follows when measuring for impairment and historical losses:

	March 31, 2014			December 31, 2013
Real Estate Secured Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Residential real estate	$2,772	$156,849	1.77%	$2,617	$147,544	1.77%
SBA real estate	1,944	171,773	1.13%	2,164	168,447	1.28%
Gas station secured	1,986	132,502	1.50%	2,335	132,094	1.77%
Carwash secured	2,748	55,764	4.93%	3,282	57,117	5.75%
Hotel/motel secured	5,071	187,078	2.71%	6,185	184,632	3.35%
Land secured	750	25,118	2.99%	959	25,031	3.83%
Other secured	23,893	1,672,119	1.43%	23,859	1,617,256	1.48%
Total real estate secured	$39,164	$2,401,203	1.63%	$41,401	$2,332,121	1.78%

	March 31, 2014			December 31, 2013
Commercial & Industrial Loans (Dollars In Thousands)	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
SBA commercial	$2,214	$44,867	4.93%	$2,263	$47,901	4.72%
Other commercial & industrial	11,139	374,446	2.97%	8,975	389,623	2.30%
Total commercial & industrial	$13,353	$419,313	3.18%	$11,238	$437,524	2.57%

The allowance for loan losses is comprised of general valuation allowance (“GVA”) based on quantitative and qualitative analyses and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower current undergoing financial difficulties. At March 31, 2014, the outstanding balance of impaired loans totaled $77.9 million, of which $20.1 million had specific reserves of $8.3 million. At December 31, 2013, the outstanding balance of impaired loans totaled $72.8 million, of which $17.3 million had specific reserves of $3.8 million.  The increase in impaired loans is largely due to the impairment of three loans totaling $8.9 million during the three months ended March 31, 2014.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for different loan types, except for certain loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans), which are analyzed as homogeneous loan pools. These calculated loss factors are then applied to outstanding non-impaired loan balances.  The Company also records a reserve for loan commitments based on historical loss rates and an internally defined utilization rate of exposure for unused off-balance sheet loan commitments.

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

The total allowance for loan losses at March 31, 2014 was $53.5 million, compared to $53.6 million at December 31, 2013.  Allowance coverage of gross loans receivable (gross loans excluding loans held-for-sale) at the end of the first quarter of 2014 was 1.86%, compared to 1.90% at the end of the fourth quarter of 2013.  The allowance coverage ratio of loans legacy Wilshire loans (excluding acquired loans) at March 31, 2014 was 2.23% compared to 2.24% at December 31, 2013.  Total GVA at March 31, 2014 totaled $45.2 million, or 84.5% of total allowance for loan losses, and SVA on impaired loans totaled $8.3 million, or 15.5% of the total allowance for loan losses. At December 31, 2013, the GVA portion of the allowance for loan losses totaled $49.7 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses.

Allowance coverage ratio of construction and real estate secured loans receivable declined in the first quarter of 2013 from the fourth quarter of 2013, while commercial and industrial and consumer loan coverage ratios increased during the same period.  The allowance coverage ratio for construction and real estate secured loans declined due to an increase in loan balance and a decline in allowance due to a reduction in historical loss rates.  The increase in commercial and industrial loan allowance coverage ratios was largely due to one impaired loan that had an impairment of $2.2 million during the first quarter of 2014.  Consumer loan coverage ratio was increased due to an increase in historical loss rates.

Impaired loan net principal balances are broken down by those with and without specific reserves as shown in the following table for March 31, 2014 and December 31, 2013:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2014	December 31, 2013
With Specific Reserves
Without Charge-Offs	$17,838	$17,265
With Charge-Offs	2,264	8
Without Specific Reserves
Without Charge-Off	43,130	36,781
With Charge-Offs	14,716	18,760
Total Impaired Loans*	77,948	72,814
Allowance on Impaired Loans	(8,291)	(3,815)
Impaired Loans Net of Allowance	$69,657	$68,999

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $72.5 million and $65.9 million at March 31, 2014 and December 31, 2013, respectively.

Net principal balance and average quarterly balances for impaired loans with specific reserves, and those without specific reserves, at March 31, 2014 and December 31, 2013 are presented in the following tables by loan class:

	March 31, 2014			December 31, 2013
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	451	2	458	—	—	—
SBA Real Estate	2,103	485	2,165	1,668	675	1,858
Gas Station	787	81	787	1,339	160	1,359
Carwash	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	—	—
Land	—	—	—	266	7	270
Other	10,885	2,343	10,905	8,373	1,015	8,528
Commercial & Industrial:
SBA Commercial	834	701	897	846	507	1,205
Commercial	5,042	4,679	7,249	4,781	1,451	5,261
Consumer	—	—	—	—	—	—
Total With Related Allowance	20,102	8,291	22,461	17,273	3,815	18,481

Without Specific Reserves:
Construction	$—	$—	$—	$2,471	$—	$2,452
Real Estate Secured:
Residential Real Estate	640	—	653	1,265	—	1,567
SBA Real Estate	6,938	—	7,570	8,659	—	19,511
Gas Station	6,841	—	6,863	5,584	—	8,282
Carwash	5,781	—	5,797	5,810	—	6,753
Hotel/Motel	4,908	—	4,924	5,640	—	9,032
Land	264	—	265	—	—	—
Other	28,303	—	28,454	24,758	—	31,851
Commercial & Industrial:
SBA Commercial	367	—	385	371	—	932
Commercial	3,804	—	3,954	983	—	1,535
Consumer	—	—	—	—	—	—
Total Without Related Allowance	57,846	$—	58,865	55,541	—	81,915
Total Impaired Loans	$77,948	$8,291	$81,326	$72,814	$3,815	$100,396

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued.  The cash basis income recognized from impaired loans for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013 totaled $465,000, $411,000, and $469,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at March 31, 2014 and December 31, 2013, are presented in the following table by loan class:

	March 31, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	177	—	451	628	—	179	617	796
SBA Real Estate	350	14	363	727	394	437	597	1,428
Gas Station	—	—	842	842	176	—	849	1,025
Carwash	—	—	770	770	—	—	769	769
Hotel/Motel	—	—	1,262	1,262	—	810	1,962	2,772
Other	3,268	881	11,941	16,090	945	4,221	9,536	14,702
Commercial & Industrial:
SBA Commercial	378	—	8	386	458	16	—	474
Commercial	633	1,935	675	3,243	41	—	39	80
Consumer	—	—	—	—	—	41	—	41
Total Legacy Loans	4,806	2,830	16,312	23,948	2,014	5,704	16,840	24,558
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—	147	—	—	147
SBA Real Estate	422	533	1,227	2,182	225	—	528	753
Gas Station	—	—	787	787	—	—	—	—
Carwash	—	—	—	—	—	—	168	168
Hotel/Motel	—	—	—	—	—	—	—	—
Other	1,413	1,245	1,309	3,967	1,656	388	853	2,897
Commercial & Industrial:
SBA Commercial	270	—	16	286	287	267	17	571
Commercial	858	1,080	431	2,369	344	143	178	665
Consumer	—	9	—	9	10	—	—	10
Total Acquired Loans	2,963	2,867	3,770	9,600	2,669	798	1,744	5,211
Total Delinquencies	$7,769	$5,697	$20,082	$33,548	$4,683	$6,502	$18,584	$29,769

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$1,062	$2,649	$16,312	$20,023	$615	$3,572	$16,841	$21,028
Acquired Loans	951	1,522	3,770	6,243	1,222	403	1,576	3,201
Non-Accrual Loans Listed Above	$2,013	$4,171	$20,082	$26,266	$1,837	$3,975	$18,417	$24,229

*   Total past due balances are net of SBA guaranteed portions totaling $10.8 million and $12.6 million at March 31, 2014 and December 31, 2013, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at March 31, 2014 and December 31, 2013 are presented in the following table by loan class:

	March 31, 2014			December 31, 2013
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,030	—	1,030	1,050	—	1,050
SBA Real Estate	1,129	—	1,129	958	—	958
Gas Station	1,018	—	1,018	1,026	—	1,026
Carwash	770	—	770	770	—	770
Hotel/Motel	1,414	—	1,414	2,117	—	2,117
Land	—	—	—	—	—	—
Other	20,528	—	20,528	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	133	—	133	137	—	137
Other Commercial	5,417	—	5,417	580	—	580
Consumer	—	—	—	—	—	—
Total Legacy Loans	31,439	—	31,439	28,627	—	28,627
Acquired Loans:
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	61	—	61	215	—	215
SBA Real Estate	2,048	—	2,048	811	—	811
Gas Station	3,032	—	3,032	2,264	—	2,264
Carwash	—	—	—	—	168	168
Hotel/Motel	752	—	752	760	—	760
Land	—	—	—	—	—	—
Other	4,206	—	4,206	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	58	—	58	69	—	69
Other Commercial	1,513	—	1,513	410	—	410
Consumer	—	—	—	—	—	—
Total Acquired Loans	11,670	—	11,670	8,441	168	8,609
Total	$43,109	$—	$43,109	$37,068	$168	$37,236

*   Balances are net of SBA guaranteed portions totaling $10.2 million and $12.4 million at March 31, 2014 and December 31, 2013, respectively.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2014 and March 31, 2013.  Additional income of approximately $419,000 and $199,000 would have been recorded during the three months ended March 31, 2014 and March 31, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at March 31, 2014 and December 31, 2013 are presented in the following table by classes of loans:

	March 31, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	—	2,459	604	3,063	—	2,342	166	2,508
SBA Real Estate	2,586	5,165	335	8,086	4,314	5,100	510	9,924
Gas Station	1,149	6,068	842	8,059	1,158	6,115	849	8,122
Carwash	—	10,370	770	11,140	—	10,437	770	11,207
Hotel/Motel	1,875	2,593	1,414	5,882	2,508	4,571	155	7,234
Land	264	658	—	922	266	662	—	928
Other	34,422	43,529	13,390	91,341	33,886	53,089	4,179	91,154
Commercial & Industrial:
SBA Commercial	1,451	1,806	—	3,257	1,364	1,774	—	3,138
Other Commercial	23,617	12,616	38	36,271	16,128	19,349	39	35,516
Consumer	—	2	—	2	—	2	—	2
Total Legacy Loans	65,364	85,266	17,393	168,023	59,624	105,912	6,668	172,204
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	1,071	—	1,071	—	1,228	—	1,228
SBA Real Estate	2,483	4,488	1,132	8,103	3,587	2,894	274	6,755
Gas Station	2,418	3,845	—	6,263	2,434	3,867	—	6,301
Carwash	11,469	1,428	—	12,897	12,256	1,435	—	13,691
Hotel/Motel	1,100	7,047	752	8,899	2,432	7,443	760	10,635
Land	—	—	—	—	—	—	—	—
Other	16,502	13,602	638	30,742	15,912	12,968	297	29,177
Commercial & Industrial:
SBA Commercial	1,019	867	16	1,902	950	1,609	16	2,575
Other Commercial	1,130	10,373	—	11,503	3,448	12,123	—	15,571
Consumer	142	9	—	151	155	—	—	155
Total Acquired Loans	36,263	42,730	2,538	81,531	41,174	43,567	1,347	86,088
Total Loans	$101,627	$127,996	$19,931	$249,554	$100,798	$149,479	$8,015	$258,292

* Balances are net of SBA guaranteed portions totaling $14.3 million and $16.4 million at March 31, 2014 and December 31, 2013, respectively.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended March 31, 2014, and March 31, 2013:

	March 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(672)	(964)	(1)	(1,637)
Total recoveries	—	1,028	510	—	1,538
Provision for losses on loans	(23)	(2,593)	2,569	47	—
Balance at end of quarter	$791	$39,164	$13,353	$156	$53,464

	March 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(4,405)	(1,183)	(1)	(5,589)
Total recoveries	—	215	658	8	881
Provision (credit) for losses on loans and loan commitments	241	(1,468)	1,252	(25)	—
Balance at end of quarter	$694	$44,298	$13,464	$121	$58,577

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances by SVA and GVA at March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$67,900	$10,048	$—	$77,948
Specific valuation allowance	$—	$2,911	$5,380	$—	$8,291
Coverage ratio	0.00%	4.29%	53.54%	0.00%	10.64%

Non-impaired loans	$43,277	$2,333,303	$409,265	$16,100	$2,801,945
General valuation allowance	$791	$36,253	$7,973	$156	$45,173
Coverage ratio	1.83%	1.55%	1.95%	0.97%	1.61%

Gross loans receivable	$43,277	$2,401,203	$419,313	$16,100	$2,879,893
Allowance for loan losses	$791	$39,164	$13,353	$156	$53,464
Allowance coverage ratio	1.83%	1.63%	3.18%	0.97%	1.86%

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$2,471	$63,363	$6,980	$—	$72,814
Specific valuation allowance	$—	$1,857	$1,958	$—	$3,815
Coverage ratio	0.00%	2.93%	28.05%	0.00%	5.24%

Non-impaired loans	$37,896	$2,268,758	$430,544	$14,694	$2,751,892
General valuation allowance	$814	$39,544	$9,280	$110	$49,748
Coverage ratio	2.15%	1.74%	2.16%	0.75%	1.81%

Gross loans receivable	$40,367	$2,332,121	$437,524	$14,694	$2,824,706
Allowance for loan losses	$814	$41,401	$11,238	$110	$53,563
Allowance coverage ratio	2.02%	1.78%	2.57%	0.75%	1.90%

At March 31, 2014 and December 31, 2013, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $2.5 and $2.7 million, respectively.  At March 31, 2014 loans acquired with deteriorated credit quality had an allowance of $386,000 and at December 31, 2013, there was no allowance recorded for these loans.  The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,038	$413	$—	$2,451
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$231	$155	$—	$386

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

A loan restructuring constitutes a troubled debt restructuring (“TDR”), if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.  Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms of the loan.  Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter.  All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing.  At March 31, 2014, the balance of non-accrual TDR loans totaled $10.8 million, and TDR loans performing in accordance with their modified terms totaled $29.3 million.  At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million.  New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three months ended March 31, 2014 or December 31, 2013.

The following tables present the total balance of TDR loans by loan type and types of concessions made at March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,462	$9,150	$9,953	$34,565
Commercial & Industrial	1,686	1,585	2,292	5,563
Total TDR Loans	$17,148	$10,735	$12,245	$40,128

	December 31, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,640	$8,708	$5,660	$30,008
Commercial & Industrial	2,212	1,645	2,355	6,212
Total TDR Loans	$17,852	$10,353	$8,015	$36,220

* SBA guaranteed portions totaled $2.9 million and $2.8 million at March 31, 2014 and December 31, 2013, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	March 31, 2014	December 31, 2013	March 31, 2013
Balance at Beginning of Period	$36,220	$29,472	$35,733
New TDR Loans Added	5,010	8,212	717
TDR Loans Paid Off	—	(463)	(2,016)
Reductions Due to Charge-Offs	(438)	(412)	(3,202)
Other Changes (Payments, Amortization, & Other)	(664)	(589)	(365)
Balance at End of Period	$40,128	$36,220	$30,867

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013:

	March 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$536	$4,335	$4,871
Commercial & Industrial	41	105	—	146
Total TDR Loans	$41	$641	$4,335	$5,017

Post-Modification Balance:
Real Estate Secured	$—	$533	$4,335	$4,868
Commercial & Industrial	41	101	—	142
Total TDR Loans	$41	$634	$4,335	$5,010

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	2	3	—	5
Total TDR Loans	2	5	1	8

	December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$9,090	$691	$—	$9,781
Commercial & Industrial	184	615	—	799
Total TDR Loans	$9,274	$1,306	$—	$10,580

Post-Modification Balance:
Real Estate Secured	$6,868	$680	$—	$7,548
Commercial & Industrial	157	507	—	664
Total TDR Loans	$7,025	$1,187	$—	$8,212

Number of Loans:
Real Estate Secured	13	1	—	14
Commercial & Industrial	3	2	—	5
Total TDR Loans	16	3	—	19

	March 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$267	$354	$—	$621
Commercial & Industrial	28	100	—	128
Total TDR Loans	$295	$454	$—	$749

Post-Modification Balance:
Real Estate Secured	$265	$352	$—	$617
Commercial & Industrial	—	100	—	100
Total TDR Loans	$265	$452	$—	$717

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	2	2	—	4
Total TDR Loans	3	3	—	6

* Balances are net of SBA guaranteed portions

At March 31, 2014, December 31, 2013, and March 31, 2013, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions.  Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time.  Most of these types of concessions are usually interest only payments for three to six months.  Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan.  Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the twelve months ended March 31, 2014, December 31, 2013, and March 31, 2013 that had payment defaults during period indicated.  We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status.  This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.  Defaulted TDR loans did not have material impact to the allowance for loan losses for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013.

	TDRs With Payment Defaults During the Three Months Ended March 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$417	$—	$—	$417
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$420	$—	$—	$420

Post-Modification Balance:
Real Estate Secured	$414	$—	$—	$414
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$417	$—	$—	$417

Number of Loans:
Real Estate Secured	1	—	—	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	2	—	—	2

	TDRs With Payment Defaults During the Three Months Ended December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$427	$374	$—	$801
Commercial & Industrial	77	—	—	77
Total TDRs Defaulted	$504	$374	$—	$878

Post-Modification Balance:
Real Estate Secured	$241	$334	$—	$575
Commercial & Industrial	55	—	—	55
Total TDRs Defaulted	$296	$334	$—	$630

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	2	1	—	3

	TDRs With Payment Defaults During the Three Months Ended March 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total*
Pre-Modification Balance:
Real Estate Secured	$158	$—	$—	$158
Commercial & Industrial	98	—	—	98
Total TDRs Defaulted	$256	$—	$—	$256

Post-Modification Balance:
Real Estate Secured	$126	$—	$—	$126
Commercial & Industrial	58	—	—	58
Total TDRs Defaulted	$184	$—	$—	$184

Number of Loans:
Real Estate Secured	2	—	—	2
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted Loans	5	—	—	5

* Balances are net of SBA guaranteed portions

Note 7.               Shareholders’ Equity

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

	For the Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2014	2013
Numerator:
Net income available to common shareholders	$13,113	$11,589
Denominator for basic earnings per share:
Weighted-average shares	78,115,779	71,295,673
Effect of dilutive securities:
Stock option dilution	380,327	136,168
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,496,106	71,431,841
Basic earnings per common share	$0.17	$0.16
Diluted earnings per common share	$0.17	$0.16

For the three months ended March 31, 2014 and March 31, 2013, stock options awards totaling 269,000 and 986,000, respectively, were excluded from dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive.

In March 2013, the Board of Directors of Wilshire Bancorp authorized the repurchase of up to 5% of the Company’s outstanding shares of common stock.  During the first quarter of 2014, the Company did not repurchase any shares. Since the program’s inception, 651,412 shares of common stock were repurchased for a total price of $4.3 million.  The program expired on March 28, 2014.

During the first quarter of 2014 the Company’s Board of Directors approved equity awards to certain employees in the form of stock options and restricted stock.  A total of 42,200 stock options were granted on March 31, 2014 with an exercise price of $11.10 per share.  The vesting period for the stock option awards began on the grant date, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments over a period of three years.  The stock option awards expire five years from the date of the grant, or on March 31, 2019. The fair value of the stock options awards at March 31, 2014 was $3.17 per share. The Company expects to incur approximately $115,000 in compensation expenses related to these stock option awards.

A total of 71,950 shares of restricted stock were also granted on March 31, 2014.  The vesting period for the restricted stock grants began on the grant date, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments over a period of three years.  There is no expiration on the restricted stock grants.  The restricted stock will be eligible to receive any dividend that the Company may pay in the future to its common shareholders. The fair value of the restricted stock awards at March 31, 2014 was $11.10 per share. The Company expects to incur approximately $799,000 in compensation expenses related to these restricted stock awards.

Note 8.         FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At March 31, 2014, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $782.2 million at March 31, 2014, with $140.0 million in borrowings outstanding and a remaining borrowing capacity of $642.2 million.  The Company also had $10.0 million in fixed rate term advances at March 31, 2014 from the FHLB of New York which was acquired through the acquisition of BankAsiana on October 1, 2013.  The fair value of the acquired borrowings totaled $10.3 million at March 31, 2014.  We had no further borrowing capacities at the FHLB of New York as of March 31, 2014.

The following table shows the Company’s outstanding advances from FHLB at March 31, 2014.

Issue Date	Balance	Rate	Maturity Date
October 25, 2013	$40,000	0.11%	Daily Advance (Open Maturity)
December 26, 2012	100,000	0.11%	Daily Advance (Open Maturity)
May 20, 2011*	3,000	2.35%	May 20, 2016
June 1, 2011*	1,000	2.16%	June 1, 2016
June 8, 2011*	1,000	2.12%	June 8, 2016
July 25, 2011*	5,000	2.10%	July 25, 2016
Total Advances	$150,000	0.18%

*Advances acquired through the acquisition of BankAsiana had fair value of $10.3 million at March 31, 2014.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	For the Three Months Ended
(Dollars in Thousands)	March 31, 2014	December 31, 2013
Balance at quarter end	$150,292	$190,325
Average balance during the quarter	191,646	184,259
Maximum amount outstanding at any month-end	190,314	210,336
Average interest rate during the quarter	0.15%	0.14%
Weighted average interest rate at quarter-end	0.25%	0.25%

Total junior subordinated debentures at March 31, 2014 totaled $71.6 million, unchanged from December 31, 2013. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in Junior Subordinated Debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital. In 2012, the Company called and redeemed Wilshire Statutory Trust I for a total of $15.5 million.

On November 20, 2013, the Company acquired Saehan Bancorp.  Saehan Bancorp had previously formed Saehan Capital Trust I, and issued Junior Subordinated Debentures related to the trust totaling $20.6 million in March 2007.  This debenture was acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

These Junior Subordinated Debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding Junior Subordinated Debentures at March 31, 2014:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date		Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.036%	06/17/2014	(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.646%	06/15/2014	(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.626%	06/15/2014	(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	9,753	3 Month LIBOR + 1.62%	1.866%	06/30/2014	(4)	03/30/2037
		$71,610

(1) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is June 17, 2014.

(2) The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2014.

(3) The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2014.

(4) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is June 30, 2014.

Note 9.               Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strips, and unrecognized prior service costs on bank own life insurance (“BOLI”).  Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity.  Reclassifications out of accumulated other comprehensive income are recorded on the statement of operations either as a gain or loss.  The reclassifications for available-for-sale securities are included in the Statement of Operations as gain on sale or call of securities.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	For The Three Months Ended March 31, 2014
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$192	$330	$(545)	$(23)

Other comprehensive income (loss) before reclassification	3,122	(19)	13	3,116
Reclassifications from other comprehensive income	—		—	—
Tax effect of current period changes	(1,311)	8	—	(1,303)
Current period changes net of taxes	1,811	(11)	13	1,813

Balance at end of period	$2,003	$319	$(532)	$1,790

	For The Three Months Ended March 31, 2013
(Dollars in Thousands)r	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive (loss) income before reclassification	(513)	21	(134)	(626)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	217	(9)	—	208
Current period changes net of taxes	(296)	12	(134)	(418)

Balance at end of period	$6,546	$332	$(485)	$6,393

For the three months ended March 31, 2014 and March 31, 2013, there were no reclassifications from other comprehensive income.

Note 10. Business Segment Reporting

With the recent acquisitions and integrations of BankAsiana and Saehan Bancorp, the Company has reassessed its classification of its segment reporting units under ASC 280 “Segment Reporting” to better reflect how the Company is now managed and how information is internally reviewed.  Based on this internal evaluation the Company determined that the previously reported three business segments of “Banking Operation”, “Small Business Administration Lending Services”, and “Trade Finance Services” are no longer applicable.   The Company is now managed as a single unit. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregated basis and financial and strategic decisions are also made based on the Company as a whole.  We now consider “Banking Operations” to be our single combined operating segment which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

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

Commitments at March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$313,875	$348,375
Standby letters of credit	14,771	8,687
Commercial letters of credit	15,844	12,769
Commitments to fund investments in affordable housing partnerships	9,490	10,237
Operating lease commitments	19,961	23,786

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $305,000 at March 31, 2014, $250,000 at December 31, 2013, and $265,000 at March 31, 2013.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.        Income Tax Provision

For the first quarter of 2014, we had an income tax provision totaling $6.8 million on pretax income of $19.9 million, representing an effective tax rate of 34.1%, compared with an income tax provision of $5.4 million on pretax net income of $17.0 million, representing an effective tax rate of 31.7%, for the first quarter of 2013.

The Company had unrecognized tax benefits of $3.7 million at both March 31, 2014 and at December 31, 2013 that related to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended March 31, 2014, the Company recognized approximately $27,000 in interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $395,000 and $368,000, at March 31, 2014 and December 31, 2013, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2014, the Company believed it could reliably project its pretax income for 2014 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2014 or December 31, 2013.

Note 13.        Recent Accounting Pronouncements

In January 2014, the FASB issued guidance ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s LIHTC investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. ASU 2014-04 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2014 and March 31, 2013, financial condition as of March 31, 2014 and December 31, 2013, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 including the following:

·                  If a significant number of clients fail to perform on their loans, our business, profitability, and financial condition would be adversely affected.

·                  Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

·                  Increases in our allowance for loan losses could materially affect our earnings adversely.

·                  Banking organizations are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

·                  Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

·                  The profitability of Wilshire Bancorp will be dependent on the profitability of the Bank.

·                  Wilshire Bancorp relies heavily for funding its operations on the payment of dividends from the Bank.

·                  Our ability to continue our growth is partially dependent on our ability to identify and acquire other financial institutions.

·                  Integration of our acquired business, such as BankAsiana and Saehan Bancorp, may be more difficult, costly or time consuming than expected.

·                  If we fail to successfully integrate BankAsiana and/or Saehan into our internal control over financial reporting or if the internal control of BankAsiana or Saehan over financial reporting were found to be ineffective, the integrity of our, and/or BankAsiana’s or Saehan’s, financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

·                  Income that we recognized and continue to recognize in connection with our 2009 FDIC-assisted Mirae Bank acquisition and our 2013 acquisitions of BankAsiana and Saehan Bancorp may be non-recurring or finite in duration.

·                  Our decisions regarding the fair value of assets acquired, including FDIC loss sharing assets could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

·                  If actual and expected cash flows from the loans acquired from Mirae Bank continue to improve as they have over recent years, we may take further impairments to the FDIC loss-share indemnification asset booked in connection with such acquisition.

·                  Our ability to obtain reimbursement under the FDIC loss sharing agreement on covered assets depends on our compliance with the terms of the FDIC loss sharing agreement.

·                  Our use of appraisals in evaluating whether to make a loan on or secured by real property does not ensure that the value of the real property collateral is as stated in the appraisal.

·                  We are subject to environmental risks associated with owning real estate or collateral.

·                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

·                  Difficult economic and market conditions may continue to adversely affect our industry and business.

·                  The banking industry operates under certain regulatory requirements that may change significantly and in a manner that further impairs our revenue, operating income and financial condition.

·                  The new Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

·                  The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

·                  Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

·                  We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

·                  Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

·                  Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

·                  If we fail to retain our key employees, our growth and profitability could be adversely affected.

·                  We rely heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect our financial condition and results of operations. The market for our common stock is limited, and potentially subject to volatile changes in price.

·                  Risks associated with our Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect our business.

·                  We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

·                  The market for our common stock is limited, and potentially subject to volatile changes in price.

·                  We may experience goodwill impairment.

·                  We face substantial competition in our primary market area.

·                  Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

·                  We could be negatively impacted by downturns in the South Korean economy.

·                  Additional shares of our common stock issued in the future could have a dilutive effect.

·                  Changes in accounting standards may affect how we record and report our financial condition and results of operations.

·                  Our business reputation is important and any damage to it may have a material adverse effect on our business.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2013, and under Item 1A of Part II of this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2014 and March 31, 2013, and the period end balances at March 31, 2014, December 31, 2013, and March 31, 2013. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period.  The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2014	December 31, 2013	March 31, 2013
Net income available to common shareholders	$13,113	$45,376	$11,589
Net income per common share, basic	0.17	0.63	0.16
Net income per common share, diluted	0.17	0.63	0.16
Net interest income before provision for losses on loans and loan commitments	35,173	25,592	25,552

Average balances:
Assets	3,631,268	3,306,168	2,726,058
Cash and cash equivalents	198,570	197,980	183,387
Investment securities	349,701	360,675	324,261
Total loans	2,881,650	2,626,557	2,126,940
Total deposits	2,878,950	2,610,689	2,135,445
Shareholders’ equity	447,188	401,153	348,071
Performance Ratios:
Annualized return on average assets	1.44%	1.32%	1.70%
Annualized return on average equity	11.73%	10.88%	13.32%
Net interest margin	4.22%	4.20%	3.99%
Efficiency ratio	56.88%	59.20%	50.45%
Capital Ratios:
Tier 1 capital to adjusted total assets	12.50%	13.44%	14.72%
Tier 1 capital to risk-weighted assets	14.92%	14.79%	18.72%
Total capital to risk-weighted assets	16.17%	16.05%	19.99%

	Period End Balance as of:
	March 31, 2014	December 31, 2013	March 31, 2013
Total assets	$3,634,466	$3,617,735	$2,756,420
Investment securities	342,470	352,472	336,615
Net loans	2,845,966	2,810,836	2,125,489
Total deposits	2,923,209	2,871,510	2,162,558
Junior subordinated debentures	71,610	71,550	61,857
FHLB advances	150,292	190,325	150,000
Total common equity	451,575	439,418	353,713

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average total loans (annualized)	0.01%	-0.18%	0.89%
Non-performing loans to total loans	1.48%	1.30%	1.19%
Non-performing assets to total loans and other real estate owned	1.76%	1.56%	1.25%
Allowance for loan losses to gross loans *	1.86%	1.90%	2.85%
Allowance for loan losses to non-performing loans	124.02%	143.85%	224.63%

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

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended March 31, 2014.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets.  Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes.  Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes.  Interest rates charged on our loans are affected principally by changes to market rates, the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  Those factors are, in turn, affected by general economic conditions and factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Board of Governors of the Federal Reserve System (“FRB”).

In order to conform to the calculation of net interest margin within its peer group, the Company’s net interest margin calculation now excludes allowance for loan losses from earnings assets and average loans, which slightly decreases loan yields and net interest margin as average loans and earning assets balances increase.  Previous period calculations have been adjusted for comparative purposes.

Net interest income before provision for losses on loans and loan commitments increased $9.6 million, or 37.7%, to $35.2 million for the first quarter of 2014, compared to $25.6 million for the first quarter of 2013.  The increase in net interest income in 2014 compared to 2013 was primarily due to the increase in loans from the acquisitions of BankAsiana and Saehan Bancorp, and the increase in loan accretion income from these acquired loans. Total loan discount accretion income for the first quarter of 2014 was $2.8 million, compared to $228,000 for the first quarter of 2013.

Net interest margin of 4.22% for the first quarter of 2014 was 23 basis points higher than net interest margin of 3.99% for the previous year’s same quarter.  Excluding the effect of the amortization/accretion of the purchase accounting adjustments, the net interest margin was approximately 3.85% for the first quarter of 2014 compared to 3.96% for the first quarter of 2013.

Interest income for the first quarter of 2014 totaled $39.4 million, an increase of $10.6 million, or 36.8%, from $28.8 million for the first quarter of 2013.  The increase in interest income was due to additional interest income from loans acquired from the acquisitions of BankAsiana and Saehan Bancorp in the fourth quarter of 2013, and an increase in loan accretion income during the first quarter of 2014.  The average balance of total loans increased from $2.13 billion for the first quarter of 2013 to $2.88 billion for the first quarter of 2014.  The increase in average total loans from the first quarter of 2013 to the first quarter of 2014 was primarily due to loans acquired from BankAsiana and Saehan Bancorp.  Loan yields for the three months ended March 31, 2014 increased to 5.15%, from 5.06% for the three months ended March 31, 2013.  The increase in loan yields was due to the discount accretion income from the acquired loans. Excluding the effect of the accretion of the purchase accounting adjustments, loan yields were 4.77% for the first quarter of 2014, compared to 5.01% for the first quarter of 2013.

Total interest expense increased $969,000, or 30.2%, to $4.2 million for the first quarter of 2014, compared to $3.2 million for the first quarter of 2013.  The average balance of our interest bearing liabilities for the three months ended March 31, 2014 totaled $2.3 billion, up from $1.78 billion for the same period of the previous year.  The increase in interest expense and average interest bearing liabilities was due to the acquisition of BankAsiana and Saehan Bancorp’s deposit portfolio.  Total cost of interest bearing liabilities remained at 0.72% for the first quarter 2014, unchanged from the first quarter of 2013. Excluding the effect of the accretion of the purchase accounting adjustments, cost of interest bearing liabilities were 0.79% for the first quarter of 2014, compared to 0.72% for the first quarter of 2013.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$2,881,650	$37,101	5.15%	$2,126,940	$26,885	5.06%
Securities of government sponsored enterprises	284,309	1,572	2.21%	252,647	1,153	1.83%
Other investment securities (2)	65,392	529	4.30%	71,614	572	4.30%
Deposits held in other financial institutions	21,019	69	1.31%	—	—	0.00%
Federal funds sold	94,584	82	0.35%	129,255	153	0.47%
Total interest-earning assets	3,346,954	39,353	4.72%	2,580,456	28,763	4.49%
Total non-interest-earning assets	284,314			145,602
Total assets	$3,631,268			$2,726,058

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$784,219	$1,301	0.66%	$623,471	$976	0.63%
NOW deposits	32,019	15	0.19%	25,958	12	0.18%
Savings deposits	120,908	476	1.57%	100,560	464	1.85%
Time deposits of $100,000 or more	874,039	1,485	0.68%	581,213	924	0.64%
Other time deposits	236,826	399	0.67%	235,862	473	0.80%
FHLB advances and other borrowings	193,413	74	0.15%	150,044	80	0.21%
Junior subordinated debenture	71,573	430	2.40%	61,857	282	1.82%
Total interest-bearing liabilities	2,312,997	4,180	0.72%	1,778,965	3,211	0.72%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	830,939			568,381
Other liabilities	40,144			30,641
Total non-interest-bearing liabilities	871,083			599,022

Shareholders’ equity	447,188			348,071
Total liabilities and shareholders’ equity	$3,631,268			$2,726,058

Net interest income		$35,173			$25,552
Net interest spread (3)			4.00%			3.77%
Net interest margin (4)			4.22%			3.99%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $1.1 million and $740,000 for the quarters ended March 31, 2014 and 2013, respectively.  Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for three months ended March 31, 2014 and 2013 were 3.24% and 3.19%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31, 2014 vs. 2013 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest Earnings Assets/Interest Income
Net loans	$9,708	$508	$10,216
Securities of government sponsored enterprises	156	263	419
Other Investment securities	(50)	7	(43)
Deposits held in other financial institutions	—	69	69
Federal funds sold	(36)	(35)	(71)
Total interest income	9,778	812	10,590

Interest Bearing Liabilities/Interest Expense:
Money market deposits	264	61	325
NOW deposits	3	—	3
Savings deposits	86	(74)	12
Time deposit of $100,000 or more	494	67	561
Other time deposits	2	(76)	(74)
FHLB advances	33	(39)	(6)
Junior subordinated debenture	49	99	148
Total interest expense	931	38	969
Change in net interest income	$8,847	$774	$9,621

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

Starting in 2012 and into 2014, the credit quality of the Company’s loan portfolio has continued to show improving trends with an overall reduction in classified loans and net quarterly charge-offs have fallen to less than $5.0 million for each of the past 10 quarters ended March 31, 2014.  From March 31, 2013 to March 31, 2014, classified loans declined 3.4% and delinquencies declined 24.4%.  Non-accrual loans have increased from March 31, 2013 to March 31, 2014 largely due to the acquisitions of BankAsiana and Saehan Bancorp, but remain at manageable levels.

Due to the continued low level of charge-offs and stable credit quality in the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three months ended March 31, 2014.  The Company has not recorded any provisions or credits for loan losses since the fourth quarter of 2012.

Non-interest Income

Total non-interest income increased to $11.0 million for the first quarter of 2014, compared with $8.7 million for the same quarter of the previous year. Non-interest income as a percentage of average assets was 0.3% for the first quarter of 2014, unchanged from the first quarter of 2013. The increase in non-interest income from the first quarter of 2013 to the first quarter of 2014 is primarily due to an increase in net gain on sale of loans.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$4,329	39.4%	$3,486	40.0%
Service charges on deposit accounts	3,146	28.7%	2,808	32.3%
Loan-related servicing fees	2,156	19.6%	1,450	16.7%
Gain on sale or call of securities	—	0.0%	—	0.0%
Other income	1,355	12.3%	961	11.0%
Total non-interest income	$10,986	100.0%	$8,705	100.0%
Average assets	$3,631,268		$2,726,058
Non-interest income as a % of average assets		0.3%		0.3%

Our largest source of non-interest income for the three months ended March 31, 2014 was net gain on sale of loans, which totaled $4.3 million, or 39.4% of total non-interest income, for the first quarter of 2014, compared to net gain on sale of loans totaling $3.5 million, or 40.0% of non-interest income, for the same period of the previous year.   The net gain on sale of loans for the first quarter of 2014 includes $4.3 million in gain on sale of SBA loans and $77,000 in gain on sale of mortgage loans.  Although the premium on the sale of SBA loans has decreased, the increase in net gain on sale of loans for 2014 compared to 2013 is due to the larger volume of SBA loans sold.  During the three months ended March 31, 2014, SBA loan sales totaled $43.5 million compared to SBA loan sales of $30.3 million for the three months ended March 31, 2013.

Our second largest source of non-interest income for the first quarter of 2014 was service charges on deposit accounts income, which represented 28.7% of our total non-interest income. Service charge income increased to $3.1 million for the first quarter of 2014, compared with $2.8 million for the first quarter of 2013.  The increase in deposit service charge income was primarily due to the increase in deposits from the acquisitions of BankAsiana and Saehan Bancorp.  Particularly, the increase in demand deposit accounts helped to increase fees charged on these accounts. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position.

Our third largest source of non-interest income was loan related servicing fees which accounted for $2.2 million, or 19.6% of total non-interest income, for the three months ended March 31, 2014.  Loan related servicing fees for the three months ended March 31, 2013 totaled $1.5 million, or 16.7% of total non-interest income. Loan related servicing fee income consists primarily of servicing fees on SBA loans sold but also includes trade-financing and mortgage loan servicing fees.

The Company did not have gains from the calls or sales of securities for the three months ended March 31, 2014 and March 31, 2013.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), FHLB dividends, loan referral fees, expense recoveries, checkbook sales income, and other miscellaneous income.  For the first quarter of 2014, other non-interest income totaled $1.4 million, compared to $961,000 for the first quarter of 2013.  As a percentage of total non-interest income, other non-interest income was 12.3% for the quarter ended March 31, 2014 and 11.0% for the first quarter of 2013.  The increase in other non-interest income for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was largely due to an increase in dividends received from the FHLB of San Francisco.

Non-interest Expense

Total non-interest expenses increased to $26.3 million for the first quarter of 2014 from $17.3 million for the same period in 2013. Non-interest expenses as a percentage of average assets was 0.7% for the first quarter of 2014, an increase from 0.6% for the first quarter of 2013.

Our efficiency ratio was 56.88% for the first quarter of 2014, compared with 50.45% for the first quarter of 2013. The increase in efficiency ratios for the three months ended March 31, 2014, compared to the same periods of the previous year, was largely due to additional expenses incurred as a result of the acquisitions of BankAsiana and Saehan Bancorp.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Salaries & employee benefits	$12,655	48.2%	$8,805	50.9%
Occupancy & equipment	3,309	12.6%	2,040	11.8%
Data processing	963	3.7%	675	3.9%
Loss on investments in affordable housing partnerships	857	3.3%	820	4.8%
Professional fees	696	2.6%	1,125	6.5%
Regulatory assessment fees	508	1.9%	333	1.9%
Advertising & promotional	478	1.8%	727	4.2%
Amortization of intangibles	233	0.9%	70	0.4%
Merger related cost	3,364	12.8%	—	0.0%
Other operating expenses	3,194	12.2%	2,689	15.6%
Total non-interest expense	$26,257	100.0%	$17,284	100.0%
Average assets	$3,631,268		$2,726,058
Non-interest expense as a % of average assets		0.7%		0.6%

Salaries and employee benefits represented 48.2% of total non-interest expense for the three months ended March 31, 2014.  These expenses were 50.9% of non-interest expense for the three months ended March 31, 2013.  Salaries and employee benefits totaled $12.7 million for the quarter ended March 31, 2014, compared with $8.8 million for the prior year’s same period. The increase in salaries and employee benefits from the first quarter of 2013 to the first quarter of 2014 was due to the acquisitions of BankAsiana and Saehan during the fourth quarter of 2013.  The number of full-time equivalent employees increased from 417 at March 31, 2013 to 538 at March 31, 2014.

Occupancy and equipment expenses represented approximately 12.6% of total non-interest expense for the three months ended March 31, 2014, and 11.8% of total non-interest expense for the three months ended March 31, 2013. Occupancy and equipment expenses totaled $3.3 million for the first quarter of 2014 compared to $2.0 million for the first quarter of 2013.  The increase in occupancy and equipment expenses from 2013 to 2014 was primarily due to the new lease contracts acquired from BankAsiana and Saehan Bancorp.

Data processing expense increased to $963,000, or 3.7% of total non-interest expense, for the first quarter of 2014, from $675,000, or 3.9% of non-interest expense, for the first quarter of 2013. The increase in data processing fees during the first quarter of 2014 was due the increased number of accounts and transactions from the deposit and loan accounts acquired from BankAsiana and Saehan Bancorp.  Fluctuations in data processing expenses are largely due to changes in the number of deposit and loan accounts as well as increases or decreases in number of transactions for these accounts.

Loss on investments in affordable housing partnerships for the three months ended March 31, 2014 totaled $857,000, or 3.3% of total non-interest expense, compared to $820,000, or 4.8% of non-interest expense, for the three months ended March 31, 2013.  Losses on investments in affordable housing partnerships are recorded based on financial statements of the individual investment projects.

Professional fees consist of legal, accounting, auditing, and consulting fees. These fees totaled $696,000 for the first quarter of 2014, compared to $1.1 million for the first quarter of 2013. Professional fees represented 2.6% of total non-interest expense for the first quarter of 2014, and 6.5% of total non-interest expense for the first quarter 2013.  The decrease in professional fees 2013 to 2014 was primarily due a reduction in credit related litigation during the first quarter of 2014 compared to the first quarter of 2013.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. During the first quarter of 2014, regulatory assessment fees totaled $508,000, or 1.9% of total non-interest expense, compared to $333,000, or 1.9% of total non-interest expense, for the first quarter of 2013. The increase in regulatory assessment fees for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was largely due to the increased assessment base as the size of the Bank increased with the acquisitions of BankAsiana and Saehan Bancorp.

Advertising and promotional expenses totaled $478,000 for the quarter ended March 31, 2014, compared to $727,000 for the quarter ended March 31, 2013.  Advertising and promotional expenses accounted for 1.8% of total non-interest expense for the first quarter of 2014 and 4.2% of total non-interest expense for the quarter ended March 31, 2013.  These expenses represent marketing activities related to loan and deposits, such as media advertisements, promotional gifts for customers, and deposit campaign promotions.

Amortization of intangibles represents the amortization expense of core deposit intangibles and intangible lease liabilities recorded from previous acquisitions.  Amortization of intangibles expense totaled $233,000, or 0.9% of total non-interest expense, for the first quarter of 2014, compared to $70,000, or 0.4% of non-interest expense, for the first quarter of 2013.  The increase in these expenses was largely due to the additional amortization expense that arose from the acquisitions of BankAsiana and Saehan Bancorp during the fourth quarter of 2013.

Merger related costs represent restricting expenses incurred during the first quarter of 2014 related to the acquisitions of BankAsiana and Saehan.   Recurring expenses related to the acquisitions are not included in this line item.  Total merger related costs in 2014 totaled $3.4 million, or 12.8% of total non-interest expense.  There were no merger related costs during the first quarter of 2013.  The bulk of merger related costs for the first quarter of 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses totaling $2.7 million.  Merger related costs also include retention bonuses and severance payments in the first quarter of 2014.  The Company expects future merger related costs for BankAsiana and Saehan Bancorp to be at a minimum in future quarters.

Other operating expenses, such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses totaled $3.2 million, or 12.2% of total non-interest expense, for the first quarter of 2014, compared to $2.8 million, or 16.0% of non-interest expense for the first quarter of 2013.  The increase in other non-interest expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was due to the increase in expenses from the acquisitions of BankAsiana and Saehan Bancorp.

Income Tax Provision

For the first quarter of 2014, the Company had an income tax provision totaling $6.8 million on pretax income of $19.9 million, representing an effective tax rate of 34.1%, compared with an income tax provision of $5.4 million on pretax net income of $17.0 million, representing an effective tax rate of 31.7% for the first quarter of 2013.

The effective tax rate for the first quarter of 2014 was lower than the Company’s normalized historical rate primarily due to tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at the current level for the remainder of 2014.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2014, the Company believed it could reliably project its pretax income for 2014 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2014.

Goodwill and Other Intangible Assets

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions of which $10.8 million was from the acquisition of BankAsiana and $50.0 million was from the acquisition of Saehan Bancorp.  At March 31, 2014, total recorded goodwill was $67.5 million.

The acquisitions of BankAsiana and Saehan Bancorp were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the dates of the acquisitions. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

Goodwill is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches’ estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists. If required, the second step involves calculating an implied fair value of goodwill. Fair value is determined in a manner similar to the way goodwill is calculated in a business combination, by measuring the excess of the estimated fair value of the unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles as if the unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess, and a new basis is established for goodwill. An impairment loss cannot exceed the carrying value of goodwill.

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

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  Qualitative factors were assessed during the first quarter of 2014 and it was determined that goodwill was not impaired.

The Company evaluates the remaining useful lives of its core deposit intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the three months ended March 31, 2014.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk.  At March 31, 2014, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 80.9% of the entire investment portfolio.  Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 7.6% investment in municipal debt securities, and 11.5% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 33.0%, or $21.6 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 64.9%, or $42.4 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.1%, or $1.4 million, are unrated.  Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required other-than-temporary impairment charges as of March 31, 2014.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the first quarter of 2014. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $34,000, and $342.4 million, at March 31, 2014.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$32	$34	$2	$35	$37	$2
Total investment securities held-to-maturity	$32	$34	$2	$35	$37	$2

Available-for-Sale:
Securities of government sponsored enterprises	$61,853	$59,950	$(1,903)	$63,843	$60,789	$(3,054)
Mortgage backed securities (residential)	90,755	89,325	(1,430)	93,402	90,869	(2,533)
Collateralized mortgage obligations (residential)	126,800	127,814	1,014	135,154	135,653	499
Corporate securities	38,296	39,242	946	38,442	39,530	1,088
Municipal securities	24,716	26,107	1,391	24,700	25,596	896
Total investment securities available-for-sale	$342,420	$342,438	$18	$355,541	$352,437	$(3,104)

Holdings of our investment securities decreased to $342.5 million at March 31, 2014, compared with holdings of $352.5 million at December 31, 2013.  Total investment securities as a percentage of total assets were 9.4% and 9.7%, at March 31, 2014 and December 31, 2013, respectively.  Securities with a total fair value of approximately $312.7 million and $322.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, our investment security classified as held-to-maturity, carried at amortized cost, decreased to $32,000, compared with $35,000 at December 31, 2013. Our investment securities classified as available-for-sale, stated at fair values, decreased to $342.4 million at March 31, 2014, from $355.5 million at December 31, 2013.  The decrease was a result of principal pay-downs of MBSs and CMOs and a call agency security during the three months ended March 31, 2014, offset with an increase in unrealized gains.

As of March 31, 2014, the net unrealized gain in the investment portfolio was $18,000, compared to $3.1 million in net unrealized losses at December 31, 2013.  The increase from a loss position to an unrealized gain position can be attributed to a decrease in long term Treasury yields at March 31, 2014 compared to rates at December 31, 2013.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts.  Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $2.85 billion at March 31, 2014, compared to $2.81 billion at December 31, 2013.  Net loans as a percentage of total assets increased to 78.3% at March 31, 2014, from 77.7% at December 31, 2013.  The increase in net loans is attributable to loan originations that where greater than loan paydowns during the three months ended March 31, 2014.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding
	March 31, 2014	December 31, 2013
Construction	$43,277	$40,367
Real estate secured	2,423,459	2,367,530
Commercial and industrial	424,848	449,672
Consumer	16,100	14,694
Gross loans(1)	2,907,684	2,872,263
Unearned Income	(8,254)	(7,864)
Total loans, net of unearned income	2,899,430	2,864,399
Allowance for losses on loans	(53,464)	(53,563)
Net loans	$2,845,966	$2,810,836

Percentage breakdown of gross loans:
Construction	1.5%	1.4%
Real estate secured	83.3%	82.4%
Commercial and industrial	14.6%	15.7%
Consumer	0.6%	0.5%

(1) Includes loans held-for-sale, which are recorded at the lower of cost or market, of $27.8 million and $47.6 million, at March 31, 2014 and December 31, 2013, respectively.

Construction loans represented 1.5% of our total loan portfolio at March 31, 2014. During the three months ended March 31, 2014, we originated one construction loan totaling $3.5 million. The origination resulted in an increase in construction loans to $43.3 million at the end of the first quarter of 2014, compared to $40.4 million, or 1.4% of gross loans at the end of the fourth quarter of 2013.

Real estate secured loans totaled $2.42 billion at March 31, 2014 and $2.37 billion at December 31, 2013.  Real estate secured loans as a percentage of gross loans were 83.3% and 82.4%, at March 31, 2014 and December 31, 2013, respectively.  Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding increased to $170.7 million at March 31, 2014, compared to $159.8 million at December 31, 2013.

Commercial and industrial loans at March 31, 2014 decreased to $424.8 million, compared to $449.7 million at December 31, 2013.  Commercial and industrial loans as a percentage of gross loans totaled 14.6% at March 31, 2014, and 15.7% at December 31, 2013.   Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio.  However, during the first quarter of 2014, we experienced a decline in commercial and industrial loans due to pay-downs.

Consumer loans represented less than 1% of gross loans at both March 31, 2014 and December 31, 2013.  The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these types of loans. At March 31, 2014, consumer loans increased to $16.1 million, or 0.6% of gross loans, from $14.7 million, or 0.5% of gross loans, at December 31, 2013.

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

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at March 31, 2014.  The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	March 31, 2014
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$43,277	$—	$—	$43,277
Real estate secured	925,703	1,324,403	173,353	2,423,459
Commercial and industrial	404,369	19,234	1,245	424,848
Consumer	14,568	1,532	—	16,100
Gross loans	$1,387,917	$1,345,169	$174,598	$2,907,684

Loans with variable interest rates	$1,226,374	$—	$—	$1,226,374
Loans with fixed interest rates	161,542	1,345,170	174,598	1,681,310
Gross loans	$1,387,916	$1,345,170	$174,598	$2,907,684

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned.  NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At March 31, 2014, the Company had $40.1 million in troubled debt restructured (“TDR”) loans of which $29.3 million were performing in accordance with their modified terms. The remaining $10.8 million in TDR loans were classified as non-performing at March 31, 2014. As such, not all of our TDR loans are classified as non-performing, but all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had thirteen OREO properties at March 31, 2014 with a total balance of $9.0 million.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	March 31, 2014	December 31, 2013	March 31, 2013
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$—	$2,471	$5,542
Real estate secured	35,988	33,401	18,366
Commercial and industrial	7,121	1,196	1,169
Consumer	—	—	—
Total non-accrual loans	43,109	37,068	25,077

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	—	168	1,000
Commercial and industrial	—	—	—
Total loans 90 days or more past due and still accruing	—	168	1,000

Total non-performing loans (2)	43,109	37,236	26,077

Other real estate owned	8,969	7,600	1,219
Total non-performing assets, net of SBA guarantee (3)	$52,078	$44,836	$27,296

Non-performing loans as a percentage of total loans	1.48%	1.30%	1.19%

(1) During the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, interest income on these loans were not included in interest income.

(2) Covered non-performing loan balances at March 31, 2014, December 31, 2013, and March 31, 2013 were $6.6 million, $6.2 million, and $5.0 million, respectively, and are included in the table above.

(3) SBA guaranteed portions totaled $10.2 million, $12.4 million, and $20.1 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

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

Total NPLs, net of SBA guaranteed portions, totaled $43.1 million, or 1.48% of total loans (gross loans net of deferred fees and costs), at March 31, 2014, compared with $37.2 million, or 1.30% of total loans, at December 31, 2013, and $26.1 million, or 1.19% of total loans, at March 31, 2013. There were no loans past due 90 or more days and still accruing at March 31, 2014.  Loans past due 90 or more days and still accruing totaled $168,000 at December 31, 2013 and $1.0 million at March 31, 2013.  Allowance coverage of non-performing loans at March 31, 2014 stood at 124.0%, compared to 143.9% at December 31, 2013, and 224.6% at March 31, 2013.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2014. Additional income of approximately $419,000 would have been recorded during the three months ended March 31, 2014, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $199,000 would have been recorded during the three months ended March 31, 2013, had these loans been paid in accordance with their original terms.

Trouble Debt Restructurings

A restructuring of a debt constitutes a troubled debt restructuring if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform in accordance with the loan’s original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and individually evaluated for impairment.

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At March 31, 2014, the balance of non-accrual TDR loans totaled $10.8 million, and TDRs performing in accordance with their modified terms totaled $29.3 million for the same period.  At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million.

At March 31, 2014, the balance of TDR loans, net of SBA guaranteed portions, totaled $40.1 million, compared to $36.2 million at December 31, 2013.  Covered TDR loan balances were $8.1 million and $7.9 million at March 31, 2014 and December 31, 2013, respectively.  TDR loan inflows totaled $5.0 million during the three months ended March 31, 2014. TDR outflows during the three months ended March 31, 2014 totaled $1.1 million.

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

Net loan charge-offs for the first quarter of 2014 totaled $99,000, compared to $4.7 million for the first quarter of 2013. Total net charge-offs for the first quarter of 2014 was comprised of $356,000 in real estate secured net loan recoveries, $454,000 in commercial and industrial loan net charge-offs, and $1,000 in consumer loan net charge-offs. Annualized net charge-offs to average total loans for the first quarter of 2014 was 0.01%.  Net charge-offs for the first quarter of 2013 was comprised of $4.2 million in real estate secured net loan charge-offs, $525,000 in commercial and industrial loan net charge-offs, and $7,000 in consumer loan net recoveries. The annualized net charge-offs to average total loans for the first quarter of 2013 was 0.89%.

The allowance for loan losses at March 31, 2014 totaled $53.5 million, compared to $53.6 million at December 31, 2013.  Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the first quarter of 2014 was 1.86%, and was 1.90% at the end of the fourth quarter of 2013. General valuation allowance at March 31, 2014 totaled $44.8 million, or 84.5% of total allowance for loan losses, and SVA on impaired loans totaled $8.3 million, or 15.5% of the total allowance. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $24.4 million March 31, 2014. At December 31, 2013, GVA totaled $48.4 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses.  QA at the end of the fourth quarter of 2013 totaled $20.4 million.

The total GVA at March 31, 2014 declined $3.6 million compared to December 31, 2013.  The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters.  This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-offs periods are dropping out of our historical horizon and more recent low levels of net charge-off are taking their place resulting in lower loss rates in most of the Company’s loan categories.  Loss rates for real estate secured loans declined the most during the three months ended March 31, 2014. This reduction offset by an increase in QA was responsible for the decline in overall GVA.

Although historical loss rate declined during the three months ended March 31, 2014, with uncertainty in our current economic environment and increase in non-performing and delinquent loans, the QA portion of the allowance increased at March 31, 2014 compared to December 31, 2013.  The QA portion of the allowance increased $4.0 million to $24.4 million at March 31, 2014 compared to $20.4 million at December 31, 2013.  Total SVA portion of our allowance experienced an increase of $4.5 million during the three months ended March 31, 2014. The increase in SVA was attributable to two loans that became impaired during the first quarter of 2014 and had total impairments of $3.7 million.

Allowance for loan commitments at March 31, 2014 totaled $1.0 million, unchanged from December 31, 2013.  At March 31, 2014, commitments to extend credit totaled $313.9 million, compared to $348.4 million at December 31, 2013.  Total commitments to extend credit decreased by $34.5 million during the first three months of 2014, but total allowance for loan commitments remained the same.

Although management believes our allowance for loan losses at March 31, 2014 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit  for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,
Balances:	March 31, 2014	December 31, 2013	March 31, 2013
Allowance for loan losses:
Balances at beginning of period	$53,563	$52,397	$63,285
Actual charge-offs: *
Real estate secured	672	552	4,405
Commercial and industrial	964	997	1,183
Consumer	1	2	1
Total charge-offs	1,637	1,551	5,589

Recoveries on loans previously charged off:
Real estate secured	1,028	2,038	215
Commercial and industrial	510	679	658
Consumer	—	—	8
Total recoveries	1,538	2,717	881

Net loan charge-offs	99	(1,166)	4,708

Provision for losses on loans	—	—	—
Balances at end of period	$53,464	$53,563	$58,577

Allowance for loan commitments:
Balances at beginning of year	$1,023	$1,023	$1,023
Credit for losses on loan commitments	—	—	—
Balance at end of period	$1,023	$1,023	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.01%	-0.18%	0.89%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.86%	1.90%	2.85%
Net loan charge-offs to allowance for loan losses at end of period	0.19%	2.18%	8.04%
Net loan charge-offs to credit for loan losses and loan commitments	0.00%	0.00%	0.00%

* Charge-off amount for the three months ended March 31, 2014 includes net charge-offs of covered loans amounting to $1.6 million which represents gross covered loan charge-offs of $2.4 million less FDIC receivable portions totaling $768,000.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2014:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$140,000	$10,488	$—	$—	$292	$150,780
Junior Subordinated Debentures (1)	318	—	—	82,476	(10,866)	71,928
Operating Leases	6,563	7,875	4,637	886	—	19,961
Investments in Affordable Housing Partnerships	7,121	2,109	74	186	—	9,490
Time Deposits	970,307	129,002	5,378	119	645	1,105,451
Total	$1,124,309	$149,474	$10,089	$83,667	$(9,929)	$1,357,610

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers.  These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At March 31, 2014 and December 31, 2013, we had commitments to extend credit of $313.9 million and $348.4 million, respectively.  Obligations under standby letters of credit totaled $14.8 million and $8.7 million at March 31, 2014 and December 31, 2013, respectively. Total commercial letters of credit totaled $15.8 million at March 31, 2014 and $12.8 million at December 31, 2013. Commitments to fund investments in affordable housing partnerships totaled $9.5 million at the end of the first quarter of 2014, compared to $10.2 million at the end of the fourth quarter of 2013.  Operating lease commitments totaled $20.0 million at the end of the first quarter of 2014 and $23.8 million at the end of the fourth quarter of 2013.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $305,000 at March 31, 2014, $250,000 at December 31, 2013, and $265,000 at March 31, 2013.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans originations and investment purchases. Total deposits increased to $2.92 billion at March 31, 2014, compared with $2.87 billion at December 31, 2013. Non-time deposits at March 31, 2014 increased to $1.83 billion, from $1.76 billion at December 31, 2013, and time deposits decreased to $1.10 billion at March 31, 2014, from $1.11 billion at December 31, 2013.

The increase in deposits of $51.7 million from December 31, 2013 to March 31, 2014 was primarily attributable to the $37.4 million increase in demand deposit accounts in addition to an increase in money market and NOW accounts of $24.4 million during the three months ended March 31, 2014.  The increases were offset by a decline in time deposits of $15.8 million during the first three months of 2014.

The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2014 increased to 0.68%, from 0.64% for the same period of the prior year. The average rate paid on other time deposits decreased from 0.80% for the first quarter of 2013, to 0.67% for the first quarter of 2014.  The average rate paid on money market, savings, and NOW accounts also decreased from 0.77% for first quarter of 2013, to 0.76% for the first quarter of 2014. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters.  Total cost of deposits declined from 0.53% for the quarter ended March 31, 2013 to 0.51% for the quarter ended March 31, 2014.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	March 31, 2014		December 31, 2013		March 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$830,939	N/A	$639,957	N/A	$568,381	N/A
Savings deposits	120,908	1.57%	630,050	0.63%	100,560	1.85%
NOW deposits	32,019	0.19%	27,656	0.20%	25,958	0.18%
Money market deposits	784,219	0.66%	103,102	1.75%	623,471	0.63%
Time deposits of $100,000 or more	874,039	0.68%	658,483	0.65%	581,213	0.64%
Other time deposits	236,826	0.67%	225,900	0.80%	235,862	0.80%
Total deposits	$2,878,950	0.51%	$2,285,148	0.53%	$2,135,445	0.53%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at March 31, 2014 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

March 31, 2014
Three months or less	$340,444
Over three months through six months	237,736
Over six months through twelve months	176,122
Over twelve months	106,395
Total	$860,697

At March 31, 2014 we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 7.6% of our total deposits at March 31, 2014 and 8.7% of our total deposits at December 31, 2013.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered deposits totaling $12.8 million at March 31, 2014, and $43.6 million in brokered deposits at December 31, 2013.  The decline in brokered time deposits was due to the maturity of a $29.8 million brokered deposit in the first quarter of 2014.  Continued reduction in deposit interest rates helped to reduce our cost of deposits during the three months ended March 31, 2014.  However, as competition for deposits increases in our market, to improve our net interest margin, as well as to maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for funding loans, investing activities, and for other general business purposes, we may from time to time obtain advances from the FHLB as an alternative to retail deposit funds.  We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost.  At March 31, 2014, the Company had $150.3 million FHLB advances outstanding.

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a means to attain our overall business plans and objectives.  In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk.  See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.  Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals and credit needs of customers, and to take advantage of investment opportunities as they arise.  Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs.  For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale.  Our liquid assets at March 31, 2014 and December 31, 2013 totaled $538.6 million and $570.7.0 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $246.8 million and $247.6 million at March 31, 2014 and December 31, 2013, respectively.  Our liquidity levels measured as the percentage of liquid assets as a percentage of total assets totaled 16.4% and 15.8% at March 31, 2014 and December 31, 2013, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at March 31, 2014 and December 31, 2013 were 8.0% and 8.9%, respectively.

Our primary source of liquidity is derived from our core operating activity of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine pay-down and liquidation of securities from the available-for-sale portfolio, and liquidation of loans held-for-sale.  Government programs, such as Temporary Liquidity Guarantee Program, may influence deposit behavior and ultimately our liquidity position. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  Advances from the FHLB are typically secured by our loans, securities, and stock issued by the FHLB and owned by the Company.  Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, and the amount of collateral pledged at the FHLB. At March 31, 2014, our borrowing capacity with the FHLB of San Francisco was $782.2 million, with $140.0 million in outstanding borrowings, leaving $642.2 million in available capacity.  We also had $10.0 million in outstanding advances at the FHLB of New York, with no additional borrowing capacities available at March 31, 2014. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At March 31, 2014, the availability of these lines totaled $92.1 million, with no outstanding borrowings.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations.  Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases.  In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients.  The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations.  The amount of capital and classification of capital are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding regulatory capital requirements.

As of March 31, 2014, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory	Regulatory
	Adequately-	Well-	Capital Ratios as of:
Wilshire Bancorp (Bancorp) &	Capitalized	Capitalized	March 31, 2014		December 31, 2013		March 31, 2013
Wilshire Bank (Bank):	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	16.17%	15.29%	16.05%	15.03%	19.99%	19.52%
Tier I capital to risk-weighted assets	4.00%	6.00%	14.92%	14.03%	14.79%	13.77%	18.72%	18.25%
Tier I capital to average quarterly assets	4.00%	5.00%	12.50%	11.76%	13.44%	12.51%	14.72%	14.35%

At March 31, 2014, the Company’s Tier 1 capital totaled $444.7 million, compared with $434.2 million at December 31, 2013. At the Bank level, Tier 1 capital totaled $455.5 million at March 31, 2014, compared with $441.1 million at December 31, 2013. The increase in Tier 1 capital for the Company and Bank was primarily due to the income earned during the three months ended March 31, 2014.

During the first quarter of 2013, the Company’s Board of Directors authorized the repurchase of up to 5% of its outstanding shares of common stock, or approximately 3.6 million shares.  This stock repurchase program became effective on March 28, 2013. Since the program’s inception, 651,412 shares of common stock were repurchased for a total price of $4.3 million.  The program expired on March 28, 2014.

During the second quarter of 2013, the Company also announced that the Board of Directors approved the reinstatement of the Company’s quarterly dividend of $0.03 cents per common share.  The Board of Directors then approved an increase in quarterly dividends to $0.05 cents per common share starting with the dividend payable on April 15, 2014.

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

The final rule:

·                  Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

·                  Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

·                  Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

·                  Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

·                  Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

·                  Establishes a minimum leverage ratio requirement of 4%.

·                  Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

·                  Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

·                  Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019.  A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

·                  Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

·                  Expands the recognition of collateral and guarantors in determining risk-weighted assets.

·                  Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at March 31, 2014 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe.  However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At March 31, 2014
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,281,951	$105,966	$1,345,169	$174,598	$2,907,684
Investment securities	17,743	29,180	136,815	158,732	342,470
Deposits at other institutions	756	12,750	7,500	—	21,006
Federal funds sold and other cash equivalents	121,981	—	—	—	121,981
Total	$1,422,431	$147,896	$1,489,484	$333,330	$3,393,141

Interest-bearing liabilities:
Savings deposits	$120,570	$—	$—	$—	$120,570
Time deposits of $100,000 or more	340,444	413,858	106,395	—	860,697
Other time deposits	54,688	155,613	26,661	66	237,028
Other interest-bearing deposits	835,316	—	—	—	835,316
FHLB advances	140,000	—	10,292	—	150,292
Junior Subordinated Debenture	71,610	—	—	—	71,610
Total	$1,562,628	$569,471	$143,348	$66	$2,275,513

Interest rate sensitivity gap	$(140,197)	$(421,575)	$1,346,136	$333,264	$1,117,628
Cumulative interest rate sensitivity gap	$(140,197)	$(561,772)	$784,364	$1,117,628
Cumulative interest rate sensitivity gap ratio (based on total assets)	-3.86%	-15.46%	21.58%	30.75%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of March 31, 2014.  The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	12.38%	-4.87%
+300	8.97%	-2.57%
+200	5.72%	-0.11%
+100	2.61%	0.98%
0	—	—
- 100	0.97%	-5.28%
- 200	-0.02%	-14.26%
- 300	-0.11%	-21.02%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $305,000 at March 31, 2014, $250,000 at December 31, 2013, and $265,000 at March 31, 2013.  It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.	Risk Factors

No material changes from previous disclosures in Annual Report on Form 10-K, for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 5, 2014	By:	/s/ Alex Ko
Alex Ko
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Reference Number	Item

10.1	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.