Form 10-Q
period 2014-06-30
WILSHIRE BANCORP INC
filed 2014-08-04
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

The number of shares of Common Stock of the registrant outstanding at July 31, 2014 was 78,302,260.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$155,799	$124,064
Federal funds sold and other cash equivalents	927	46,590
Cash and cash equivalents	156,726	170,654

Deposits held in other financial institutions	20,509	21,019
Securities available-for-sale, at fair value (amortized cost of $324 million and $356 million at June 30, 2014 and December 31, 2013, respectively)	327,239	352,437
Securities held-to-maturity, at amortized cost (fair value of $32 thousand and $37 thousand at June 30, 2014 and December 31, 2013, respectively)	30	35
Loans receivable (net of allowance for loan losses of $53 million and $54 million at June 30, 2014 and December 31, 2013, respectively)	2,917,226	2,763,279
Loans held-for-sale, at the lower of cost or market	6,207	47,557
Federal Home Loan Bank (“FHLB”) stock, at cost	16,989	15,983
Other real estate owned (“OREO”)	6,676	7,600
Due from customers on acceptances	3,090	1,517
Cash surrender value of bank owned life insurance	22,803	22,519
Investments in affordable housing partnerships	41,112	43,316
Bank premises and equipment	12,925	13,862
Accrued interest receivable	8,032	8,350
Deferred income taxes	32,459	39,672
Servicing assets	18,168	16,108
Goodwill	67,528	67,528
Core deposits intangibles	4,678	5,224
FDIC loss-share indemnification asset	267	4,856
Other assets	18,597	16,219
TOTAL	$3,681,261	$3,617,735

LIABILITIES:
Deposits:
Non-interest bearing	$945,010	$832,152
Interest bearing:
Savings	122,664	114,951
Money market and NOW accounts	796,324	810,878
Time deposits of $100,000 or more	856,681	869,337
Other time deposits	235,335	244,192
Total deposits	2,956,014	2,871,510

FHLB advances	150,260	190,325
Junior subordinated debentures	71,665	71,550
Commitments to fund investments in affordable housing partnerships	7,963	10,237
Accrued interest payable	2,349	2,418
Bank acceptances outstanding	3,090	1,517
Other liabilities	25,151	30,760
Total liabilities	3,216,492	3,178,317

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at June 30, 2014 and December 31, 2013	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,276,758 and 78,061,307 shares at June 30, 2014 and December 31, 2013, respectively	231,368	229,836
Accumulated other comprehensive income (loss), net of tax	3,845	(23)
Retained earnings	229,556	209,605
Total shareholders’ equity	464,769	439,418

TOTAL	$3,681,261	$3,617,735

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$37,993	$26,970	$75,094	$53,855
Interest on investment securities	2,023	1,743	4,124	3,468
Interest on federal funds sold and other earning assets	92	136	243	289
Total interest income	40,108	28,849	79,461	57,612

INTEREST EXPENSE:
Interest on deposits	3,486	2,750	7,162	5,599
Interest on FHLB advances and other borrowings	67	64	141	143
Interest on junior subordinated debentures	426	281	856	564
Total interest expense	3,979	3,095	8,159	6,306

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,129	25,754	71,302	51,306

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,129	25,754	71,302	51,306

NON-INTEREST INCOME:
Service charges on deposit accounts	3,174	2,811	6,320	5,619
Net gain on sale of loans	4,687	3,135	9,016	6,621
Loan-related servicing fees	1,314	1,243	3,470	2,693
Gain on sale or call of securities	—	15	—	15
Other income	1,569	1,128	2,924	2,089
Total non-interest income	10,744	8,332	21,730	17,037

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,449	9,548	25,104	18,353
FDIC loss-share indemnification impairment	597	—	597	—
Occupancy and equipment	3,444	2,038	6,753	4,078
Regulatory assessment fee	669	311	1,177	644
Loss on investments in affordable housing partnerships	1,347	823	2,204	1,643
Data processing	795	583	1,758	1,258
Professional fees	684	905	1,380	2,030
Amortization of intangibles	235	70	468	140
Merger related costs	213	—	3,577	—
Other operating expenses	4,117	2,804	7,789	6,220
Total non-interest expense	24,550	17,082	50,807	34,366

INCOME BEFORE INCOME TAXES	22,323	17,004	42,225	33,977
INCOME TAX PROVISION	7,659	5,465	14,448	10,849
NET INCOME	$14,664	$11,539	$27,777	$23,128

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.19	$0.16	$0.36	$0.33
Diluted	$0.19	$0.16	$0.35	$0.32

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,267,128	70,944,626	78,191,872	71,119,180
Diluted	78,613,468	71,101,787	78,554,947	71,262,224

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$14,664	$11,539	$27,777	$23,128

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains (losses) on securities available-for-sale arising during the period	3,431	(6,587)	6,553	(7,100)
Reclassification adjustment for gains realized in net income	—	(15)	—	(15)
Unrealized gains (losses) on securities available-for-sale after reclassification	3,431	(6,602)	6,553	(7,115)
Less income tax expense (benefit)	1,395	(2,773)	2,706	(2,990)
Net change in net unrealized gains (losses) on securities available-for-sale	2,036	(3,829)	3,847	(4,125)

UNREALIZED GAINS (LOSSES) ON INTEREST-ONLY STRIP:
Net unrealized gains on interest-only strips arising during the period	12	9	(7)	30
Less income tax expense	5	4	(3)	13
Net unrealized changes in net gains (losses) on interest-only strips	7	5	(4)	17

BOLI UNRECOGNIZED PRIOR SERVICE COST:
AOCI on BOLI unrecognized prior service cost	12	10	25	(124)
Less income tax expense	—	—	—	—
Net changes in AOCI on BOLI unrecognized prior service cost	12	10	25	(124)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$2,055	$(3,814)	$3,868	$(4,232)

TOTAL COMPREHENSIVE INCOME	$16,719	$7,725	$31,645	$18,896

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

	Common Stock		Accumulated Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised	54,212	199			199
Stock repurchased	(651,412)	(4,287)			(4,287)
Cash dividend declared or accrued:
Common stock ($0.03 per share)				(2,121)	(2,121)
Share-based compensation expense		230			230
Net income				23,128	23,128
Other comprehensive loss			(4,232)		(4,232)
BALANCE—June 30, 2013	70,697,944	$160,932	$2,579	$191,823	$355,334

	Common Stock		Accumulated Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	143,501	680			680
Restricted stock granted and vested	71,950	249			249
Cash dividend declared or accrued:
Common stock ($0.10 per share)				(7,826)	(7,826)
Share-based compensation expense		354			354
Tax benefit from stock options exercised		249			249
Net income				27,777	27,777
Other comprehensive income			3,868		3,868
BALANCE—June 30, 2014	78,276,758	$231,368	$3,845	$229,556	$464,769

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,777	$23,128
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	889	1,687
Depreciation of bank premises and equipment	1,823	1,128
Accretion of discount on acquired loans	(5,493)	(406)
FDIC loss-share indemnification asset impairment	597	—
Amortization and accretion of liabilities acquired from acquisitions	(777)	—
Amortization of other intangibles	468	140
Provision (credit) for losses on other real estate owned	268	(14)
Deferred tax expense	4,510	5,978
Loss (gain) on disposition of bank premises and equipment	79	(2)
Net realized gain on sale of loans held-for-sale	(9,016)	(6,621)
Proceeds from sale of loans held-for-sale	103,862	570,070
Origination of loans held-for-sale	(57,970)	(480,113)
Net realized gain on sale or call of available-for-sale securities	—	(15)
Change in unrealized appreciation on servicing assets	(36)	6
Disposition of servicing rights	702	191
Net realized gain on sale of other real estate owned	(49)	(157)
Gain on sale of repossessed assets	(20)	—
Share-based compensation expense	603	230
Change in cash surrender value of life insurance	(284)	(302)
Servicing assets capitalized	(2,725)	(1,629)
Decrease in accrued interest receivable	318	155
Loss on investments in affordable housing partnerships	2,204	1,643
Increase in other assets	(481)	(13,851)
FHLB stock cash dividend	544	182
(Decrease) increase in accrued interest payable	(69)	35
(Decrease) increase in other liabilities	(7,298)	8,633
Net cash provided by operating activities	60,426	110,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	5	8
Purchase of securities available-for-sale	—	(30,811)
Proceeds from principal repayment of securities available-for-sale	30,861	50,694
Net decrease in interest-bearing deposits in other financial institutions	510	—
Net increase in loans receivable	(146,692)	(94,780)
Payment of FDIC loss-share indemnification	2,511	682
Proceeds from sale of other loans	800	488
Proceeds from sale of other real estate owned	2,384	1,485
Proceeds from sale of repossessed assets	84	—
Purchases of investments in affordable housing partnerships	(2,274)	(2,896)
Purchases of bank premises and equipment	(716)	(409)
Purchases of bank owned life insurance	—	(710)
Redemption of FHLB stock	—	158
Purchase of FHLB stock	(1,006)	(1,348)
Net cash used in investing activities	(113,533)	(77,439)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$680	$199
Cash paid for stock repurchases	—	(4,287)
Tax benefit from exercise of stock option	249	—
Payment of cash dividend on common stock	(6,254)	—
Repayment of FHLB advances	(40,000)	—
Net increase in deposits	84,504	15,489
Net cash provided by financing activities	39,179	11,401

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,928)	44,058

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	170,654	173,500
CASH AND CASH EQUIVALENTS — END OF PERIOD	$156,726	$217,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$8,227	$6,271
Income taxes paid	$12,324	$15,541
Income tax refunds received	$338	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$1,910	$500
Loans transferred to held-for-sale from loans receivable	$—	$488
Loans transferred to loans receivable from held-for-sale	$3,672	$114
Other assets transferred to bank premises and equipment	$249	$784
Common stock cash dividend declared, but not paid	$3,914	$2,121

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010.The Bank has 35 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 7 loan production offices, or “LPOs”, utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program in California, Colorado, Georgia, Texas, New Jersey, New York, and Virginia.

Note 2.     Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2014 and December 31, 2013, statements of operations, statements of comprehensive income, statements of shareholders’ equity, and statements of cash flows for the three and six months ended June 30, 2014 and June 30, 2013.Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2013.Some items in the prior period financial statements were reclassified to conform to the current presentation. The reclassifications had no effect on prior period net income or shareholders’ equity.

Note 3.   Recent Acquisitions

On October 1, 2013, the Company acquired BankAsiana for approximately $32.5 million, or $14.25 per share of BankAsiana’s common stock. The entire consideration was paid to BankAsiana shareholders in cash. BankAsiana was a New Jersey state chartered commercial bank serving the East Coast Korean-American community with three branch offices, two in the State of New Jersey, and one in the State of New York.

On November 20, 2013, the Company acquired Saehan for approximately $118.2 million. Pursuant to the merger agreement, holders of Saehan Bancorp common stock had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan Bancorp common stock. As a result, 7.2 million shares of the Company’s common stock were issued to former Saehan shareholders at $9.40 per share at the date of the acquisition for a total value of $67.8 million. In addition to the stock consideration, Saehan shareholders also received total cash consideration of $50.4 million. Saehan Bancorp was headquartered in Los Angeles, California and its main subsidiary, Saehan Bank operated ten branches all located in Southern California, and two LPO offices located in the states of Washington and New York.

The acquisition of BankAsiana helped to expand our market presence in the East Coast. The customer base and locations of BankAsiana’s branches had significant overlap when compared to the Company’s East Coast customer base and branch locations. Saehan Bancorp also had a similar customer base and operated in the same markets of our Southern California operations. Both acquisitions had the potential for large cost savings synergies with consolidation and the potential for future growth. With the Company’s level of excess capital at the time, the acquisitions fit well into the Company’s growth strategy. The total fair value of assets acquired from BankAsiana and Saehan were $204.1 million and $589.1 million, respectively. We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million for the acquisition of Saehan Bancorp. Total goodwill of $60.8 million from these two acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations, strengthening the Company’s presence in existing markets. Goodwill is not amortized for book purposes and is not tax deductible.

The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates are considered provisional, as additional analysis is ongoing on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the dates of the acquisitions. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company uses the following methods and assumptions in estimating our fair value for financial instruments. Financial assets and liabilities recorded at fair value on a recurring and non-recurring basis is listed as follows:

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of June 30, 2014 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Loans held-for-sale (excluding impaired loans held-for-sale) — Small Business Administration (“SBA”) loans and mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing parties. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans that are carried at fair value generally having had a charge-off through the allowance for loan losses or a specific valuation allowance. The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows. For collateral dependent loans, the fair value is commonly based on recent real estate appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may also be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjustments are recorded accordingly.

Indications of value for both collateral dependent impaired loans and other real estate owned are obtained from third party providers or estimated internally by the Company’s internal Appraisal Department. All indications of value are reviewed for reasonableness by a member of the Appraisal Department who reviews the assumptions and approaches utilized in the appraisal. The resulting fair value is then compared with independent data sources such as recent market data or industry-wide statistics.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at June 30, 2014 and December 31, 2013:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$60,793	$—	$60,793	$—
Mortgage-backed securities (residential)	87,840	—	87,840	—
Collateralized mortgage obligations (residential)	121,052	—	121,052	—
Corporate securities	30,874	—	30,874	—
Municipal bonds	26,680	—	26,680	—
Servicing assets	18,168	—	—	18,168

	Fair Value Measurements Using:
As of December 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$60,789	$—	$60,789	$—
Mortgage-backed securities (residential)	90,869	—	90,869	—
Collateralized mortgage obligations (residential)	135,653	—	135,653	—
Corporate securities	39,530	—	39,530	—
Municipal bonds	25,596	—	25,596	—
Servicing assets	16,108	—	—	16,108

Assets measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At April 1, 2014	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$17,536	$(527)	$—	$1,159	$—	$18,168	$—

(Dollars in Thousands)	At April 1, 2013	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$10,421	$(113)	$—	$732	$—	$11,040	$—

(Dollars in Thousands)	At January 1, 2014	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$16,108	$36	$—	$2,024	$—	$18,168	$—

(Dollars in Thousands)	At January 1, 2013	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2013	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$9,610	$(6)	$—	$1,436	$—	$11,040	$—

We had no transfers between Level 1, 2, or 3 during the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013 or during the six months ended June 30, 2014 and June 30, 2013.

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013, and the total losses resulting from these fair value adjustments for the three months ended June 30, 2014 and December 31, 2013:

As of June 30, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$4,183	$4,183	$(389)
Residential Real Estate	—	—	445	445	—
OREO:
Commercial Real Estate	—	—	6,565	6,565	(257)
Residential Real Estate	—	—	111	111	—
Total	$—	$—	$11,304	$11,304	$(646)

As of December 31, 2013

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$9,330	$9,330	$(6,134)
Residential Real Estate	—	—	649	649	(72)
OREO:
Commercial Real Estate	—	—	4,866	4,866	(26)
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	800	800	(769)
Total	$—	$—	$15,645	$15,645	$(7,001)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at June 30, 2014 and December 31, 2013 are presented in the tables below:

As of June 30, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$18,168	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.9% - 9.5%
Collateral dependent impaired loans:
Commercial Real Estate	4,183	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	57.9%
Residential Real Estate	445	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	20.0%
OREO:
Commercial Real Estate	6,565	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	32.15%
Residential Real Estate	111	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	8.7%

As of December 31, 2013

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$16,108	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.1% - 10.9%
Collateral dependent impaired loans:
Commercial Real Estate	9,330	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	54.6%*
Residential Real Estate	649	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	50.1%*
OREO:
Commercial Real Estate	4,866	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	15.1%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	800	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.9%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The fair value of servicing assets is measured using a discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. Increases or decreases in cash flow inputs, including changes to the discount rate and constant prepayment rate, will have a corresponding impact to the fair value of these assets.

The fair value of OREO and collateral-dependent impaired loans, including those that are held-for-sale, are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income, profits, or cash flows. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach.

Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Prospective values are also based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

The table below is a summary of fair value estimates at June 30, 2014 and December 31, 2013, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		June 30, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	Level 1	$155,799	$155,799	$124,064	$124,064
Federal funds sold	Level 1	927	927	46,590	46,590
Deposits held in other financial institutions		20,509	20,509	21,019	21,019
Investment securities available-for-sale	Level 2	327,239	327,239	352,437	352,437
Investment securities held-to-maturity	Level 2	30	32	35	37
Loans receivable, net of allowance	Level 3	2,917,226	2,916,604	2,763,279	2,752,556
Loans held-for-sale	Level 2	6,207	6,741	47,557	52,169
FHLB stock	N/A	16,989	N/A	15,983	N/A
Accrued interest receivable	Level 2/3	8,032	8,032	8,350	8,350
FDIC loss-share indemnification asset	Level 3	267	267	4,856	4,856
Due from customer on acceptances	Level 1	3,090	3,090	1,517	1,517

Liabilities:
Non-interest bearing deposits	Level 1	$945,010	$945,010	$832,152	$832,152
Interest-bearing deposits	Level 2	2,011,004	1,974,449	2,039,358	1,993,563
Junior subordinated debentures	Level 2	71,665	65,818	71,550	66,186
Short-term FHLB advances	Level 1	140,000	140,000	180,000	180,000
Long-term FHLB advances	Level 2	10,260	10,168	10,325	10,238
Accrued interest payable	Level 1/2	2,349	2,349	2,418	2,418
Bank acceptances outstanding	Level 1	3,090	3,090	1,517	1,517

Note 5.     Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gain and loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$30	$32	$—	$2	$2
Total investment securities held-to-maturity	$30	$32	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$61,864	$60,793	$(1,149)	$78	$(1,071)
Mortgage backed securities (residential)	87,875	87,840	(890)	855	(35)
Collateralized mortgage obligations (residential)	119,243	121,052	(853)	2,662	1,809
Corporate securities	30,076	30,874	—	798	798
Municipal securities	24,732	26,680	—	1,948	1,948
Total investment securities available-for-sale	$323,790	$327,239	$(2,892)	$6,341	$3,449

	As of December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$37	$—	$2	$2
Total investment securities held-to-maturity	$35	$37	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$63,843	$60,789	$(3,054)	$—	$(3,054)
Mortgage backed securities (residential)	93,402	90,869	(3,062)	529	(2,533)
Collateralized mortgage obligations (residential)	135,154	135,653	(1,666)	2,165	499
Corporate securities	38,442	39,530	—	1,088	1,088
Municipal securities	24,700	25,596	(58)	954	896
Total investment securities available-for-sale	$355,541	$352,437	$(7,840)	$4,736	$(3,104)

There were no realized gains or losses on calls or sales of securities during the second quarter of 2014. For the second quarter of 2013, there was a realized gain of $15,000 from the call of a security. Securities with a total fair value of approximately $302.3 million and $322.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2014 and December 31, 2013, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities):

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

At June 30, 2014

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$30	$—	$—	$30
Total investment securities held-to-maturity	$—	$30	$—	$—	$30

Available-for-Sale:
Securities of government sponsored enterprises	$1,002	$22,939	$36,852	$—	$60,793
Mortgage backed securities (residential)	6,202	1,981	1,016	78,641	87,840
Collateralized mortgage obligations (residential)	8,953	112,099	—	—	121,052
Corporate securities	23,158	7,716	—	—	30,874
Municipal securities	569	1,889	3,387	20,835	26,680
Total investment securities available-for-sale	$39,884	$146,624	$41,255	$99,476	$327,239

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$995	$(2)	$36,853	$(1,147)	$37,848	$(1,149)
Mortgage-backed securities (residential)	132	(3)	53,875	(887)	54,007	(890)
Collateralized mortgage obligations (residential)	9,613	(39)	24,856	(814)	34,469	(853)
Total investment securities	$10,740	$(44)	$115,584	$(2,848)	$126,324	$(2,892)

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal securities	1,039	(58)			1,039	(58)
Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

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

The Company performs an evaluation of the investment portfolio by assessing individual positions that have fair values that have declined below cost. In assessing whether there is other-than-temporary impairment, the Company considers:

•            Whether or not all contractual cash flows due on a security will be collected; and

•            Our positive intent and ability to hold the debt security until recovery in fair value or maturity

A number of factors are considered in the analysis, including but not limited to:

•            Issuer’s credit rating;

•            Likelihood of the issuer’s default or bankruptcy;

•            Underlying collateral of the security;

•            Industry in which the issuer operates;

•            Nature of the investment;

•            Severity and duration of the decline in fair value; and

•            Analysis of the average life and effective maturity of the security.

Management determined that any individual unrealized loss as of June 30, 2014 and December 31, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored and federal agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At June 30, 2014, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. There were no unrealized losses on our municipal and corporate securities at June 30, 2014.

Note 6.     Loans

The following footnote disclosure breaks out the Company’s loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:

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

The loans in the portfolio that we acquired from Mirae Bank were covered by FDIC loss-share agreements and are referred to herein as “covered loans.” The loss-sharing agreements in regards to losses on covered loans expired on June 30, 2014. Subsequent to June 30, 2014, the FDIC will no longer share in any losses on loans acquired from Mirae Bank. The FDIC will still continue to share in loan recoveries on covered loans until June 30, 2017. The remaining FDIC loss-share indemnification balance is expected to be collected from the FDIC in the quarter ended September 30, 2014.

On October 1, 2013, the Company acquired BankAsiana and its loan portfolio at fair value and on November 20, 2013 acquired Saehan Bancorp and its loan portfolio also at fair value. The following table shows the carrying amount of loans acquired through acquisitions and legacy Wilshire loans:

	At June 30, 2014
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank*	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$3,755	$—	$40,843	$44,598
Real estate secured loans	57,243	109,780	330,117	1,993,588	2,490,728
Commercial and industrial	3,174	28,650	27,239	377,984	437,047
Consumer loans	2	3	929	12,141	13,075
Gross Loans	60,419	142,188	358,285	2,424,556	2,985,448
Unearned Income	—	—	—	(9,346)	(9,346)
Total Loans	60,419	142,188	358,285	2,415,210	2,976,102
Allowance For Loan Losses	(1,558)	(377)	(121)	(50,613)	(52,669)
Net Loans	$58,861	$141,811	$358,164	$2,364,597	$2,923,433

Held-for-sale loans included above	$384	$—	$—	$5,823	$6,207

	At December 31, 2013
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank*	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$5,030	$—	$35,337	$40,367
Real estate secured loans	71,493	117,050	341,002	1,837,985	2,367,530
Commercial and industrial	6,316	39,550	36,356	367,450	449,672
Consumer loans	3	10	2,376	12,305	14,694
Gross Loans	77,812	161,640	379,734	2,253,077	2,872,263
Unearned Income	—	—	—	(7,864)	(7,864)
Total Loans	77,812	161,640	379,734	2,245,213	2,864,399
Allowance For Loan Losses	(3,943)	—	—	(49,620)	(53,563)
Net Loans	$73,869	$161,640	$379,734	$2,195,593	$2,810,836

Held-for-sale loans included above	$—	$2,052	$—	$45,505	$47,557

* Loans that were covered by loss-sharing agreement with the FDIC. The loss-sharing agreement in regards to sharing of losses expired on June 30, 2014.

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), acquired loans were divided into “ASC 310-30 loans” and “Non-ASC 310-30 loans”, at the time of acquisition. ASC 310-30 loans are acquired loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that the Bank would be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. Acquired loans are categorized into four different loan segments by loan type: construction, real estate secured, commercial and industrial, and consumer.

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

The following table represents the carrying balance, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at June 30, 2014, December 31, 2013, and June 30, 2013. The unpaid principal balance, before discount, of ASC 310-30 loans was $12.8 million at June 30, 2014, $14.9 million at December 31, 2013, and $1.7 million at June 30, 2013.

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Non-ASC 310-30 loans	$559,021	$616,500	$99,235
ASC 310-30 loans	1,871	2,686	756
Total outstanding acquired loan balance	560,892	619,186	99,991
Allowance related to acquired loans	(2,056)	(3,943)	(4,227)
Carrying amount, net of allowance	$558,836	$615,243	$95,764

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Breakdown of ASC 310-30 loans
Real Estate Secured	$1,787	$2,254	$644
Commercial & Industrial	84	432	112
Total ASC 310-30 loans	$1,871	$2,686	$756

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three and six months ended June 30, 2014 and June 30, 2013, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Balance at beginning of period	$30,865	$3,146	$34,201	$3,448
Discount accretion income recognized	(2,677)	(178)	(5,493)	(406)
Disposals related to charge-offs	(306)	(149)	(826)	(223)
Balance at end of period	$27,882	$2,819	$27,882	$2,819

The following table is a breakdown of changes to the accretable portion of the discount related to acquired loans for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Balance at beginning of period	$28,374	$2,973	$31,450	$3,275
Discount accretion income recognized	(2,619)	(178)	(5,410)	(406)
Disposals related to charge-offs	(145)	(149)	(430)	(223)
Balance at end of period	$25,610	$2,646	$25,610	$2,646

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balances:
Allowance for loan losses:
Balances at beginning of period	$53,464	$58,577	$53,563	$63,285

Charge-offs: *
Real estate secured	782	3,668	1,454	8,073
Commercial and industrial	1,021	746	1,985	1,929
Consumer	—	—	1	1
Total charge-offs	1,803	4,414	3,440	10,003

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	586	340	1,614	555
Commercial and industrial	408	433	918	1,091
Consumer	14	1	14	9
Total recoveries	1,008	774	2,546	1,655

Net loan charge-offs	795	3,640	894	8,348

Provision for losses on loans	—	—	—	—
Balances at end of period	$52,669	$54,937	$52,669	$54,937

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,023	$1,061	$1,023
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,061	$1,023	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.11%	0.67%	0.06%	0.78%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.77%	2.62%	1.77%	2.62%
Net loan charge-offs to allowance for loan losses at end of period	1.51%	6.63%	1.70%	15.20%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

* Charge-off amount for the three months ended June 30, 2014 includes net charge-offs of covered loans amounting to $1.8 million which represents gross covered loan charge-offs of $1.3 million plus $530,000 in the reversal of FDIC receivable portions.

* Charge-off amount for the six months ended June 30, 2014 includes net charge-offs of covered loans amounting to $3.4 million, which represents gross covered loan charge-offs of $3.6 million less net FDIC receivable portions totaling $238,000.

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2014			December 31, 2013
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$707	$44,598	1.59%	$814	$40,367	2.02%
Real estate secured	38,795	2,485,875	1.56%	41,401	2,332,121	1.78%
Commercial and industrial	13,038	435,693	2.99%	11,238	437,524	2.57%
Consumer	129	13,075	0.99%	110	14,694	0.75%
Total Gross Loans Receivable *	$52,669	$2,979,241	1.77%	$53,563	$2,824,706	1.90%

* Held-for-sale loans of $6.2 million and $47.6 million at June 30, 2014 and December 31, 2013, respectively, were excluded from the total.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended June 30, 2014, and June 30, 2013:

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$791	$39,164	$13,353	$156	$53,464
Total charge-offs	—	(782)	(1,021)	—	(1,803)
Total recoveries	—	586	408	14	1,008
(Credit) provision for losses on loans	(84)	(173)	298	(41)	—
Balance at end of quarter	$707	$38,795	$13,038	$129	$52,669

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$694	$44,298	$13,464	$121	$58,577
Total charge-offs	—	(3,668)	(746)	—	(4,414)
Total recoveries	—	340	433	1	774
(Credit) provision for losses on loans	(88)	688	(614)	14	—
Balance at end of quarter	$606	$41,658	$12,537	$136	$54,937

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the six months ended June 30, 2014, and June 30, 2013:

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(1,454)	(1,985)	(1)	(3,440)
Total recoveries	—	1,614	918	14	2,546
(Credit) provision for losses on loans	(107)	(2,766)	2,867	6	—
Balance at end of period	$707	$38,795	$13,038	$129	$52,669

	June 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(8,073)	(1,929)	(1)	(10,003)
Total recoveries	—	555	1,091	9	1,655
Provision (credit) for losses on loans	153	(780)	638	(11)	—
Balance at end of period	$606	$41,658	$12,537	$136	$54,937

The allowance for loan losses is comprised of general valuation allowance (“GVA”) based on quantitative and qualitative analyses and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower current undergoing financial difficulties. At June 30, 2014, the outstanding balance of impaired loans totaled $75.0 million, of which $18.1 million had specific reserves of $9.2 million. At December 31, 2013, the outstanding balance of impaired loans totaled $72.8 million, of which $17.3 million had specific reserves of $3.8 million.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for different loan types, except for certain loans which are analyzed as homogeneous loan pools (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). These calculated loss factors are then applied to outstanding non-impaired loan balances. The Company also records a reserve for loan commitments based on historical loss rates and an internally defined utilization rate of exposure for unused off-balance sheet loan commitments.

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

The total allowance for loan losses at June 30, 2014 was $52.7 million, compared to $53.6 million at December 31, 2013. Allowance coverage of gross loans receivable (gross loans excluding loans held-for-sale) at the end of the second quarter of 2014 was 1.77%, compared to 1.90% at the end of the fourth quarter of 2013. Total GVA at June 30, 2014 totaled $43.5 million, or 82.6% of total allowance for loan losses, and SVA on impaired loans totaled $9.2 million, or 17.4% of the total allowance for loan losses. At December 31, 2013, the GVA portion of the allowance for loan losses totaled $49.8 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses.

Allowance coverage ratio of construction and real estate secured loans receivable declined in the second quarter of 2014 from the fourth quarter of 2013, while commercial and industrial and consumer loan coverage ratios increased during the same period. The allowance coverage ratio for construction and real estate secured loans declined due to an increase in loan balance and a decline in allowance due to a reduction in historical loss rates. The increase in commercial and industrial loan allowance coverage ratios was largely due to one impaired loan that had an impairment of $2.2 million during the first half of 2014. Consumer loan coverage ratio increased due to an increase in historical loss rates.

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances at June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$65,304	$9,691	$4	$74,999
Specific valuation allowance	$—	$3,879	$5,288	$4	$9,171
Coverage ratio	0.00%	5.94%	54.57%	100.00%	12.23%

Non-impaired loans	$44,598	$2,420,571	$426,002	$13,071	$2,904,242
General valuation allowance	$707	$34,916	$7,750	$125	$43,498
Coverage ratio	1.59%	1.44%	1.82%	0.96%	1.50%

Gross loans receivable	$44,598	$2,485,875	$435,693	$13,075	$2,979,241
Allowance for loan losses	$707	$38,795	$13,038	$129	$52,669
Allowance coverage ratio	1.59%	1.56%	2.99%	0.99%	1.77%

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$2,471	$63,363	$6,980	$—	$72,814
Specific valuation allowance	$—	$1,857	$1,958	$—	$3,815
Coverage ratio	0.00%	2.93%	28.05%	0.00%	5.24%

Non-impaired loans	$37,896	$2,268,758	$430,544	$14,694	$2,751,892
General valuation allowance	$814	$39,544	$9,280	$110	$49,748
Coverage ratio	2.15%	1.74%	2.16%	0.75%	1.81%

Gross loans receivable	$40,367	$2,332,121	$437,524	$14,694	$2,824,706
Allowance for loan losses	$814	$41,401	$11,238	$110	$53,563
Allowance coverage ratio	2.02%	1.78%	2.57%	0.75%	1.90%

At June 30, 2014 and December 31, 2013, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.9 and $2.7 million, respectively. At June 30, 2014 loans acquired with deteriorated credit quality had an allowance of $275,000 and at December 31, 2013, there was no allowance recorded for these loans. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,787	$84	$—	$1,871
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$225	$50	$—	$275

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

Impaired loan net principal balances are broken down by those with and without specific reserves as shown in the following table for June 30, 2014 and December 31, 2013:

	For Three Months Ended
(Dollars in Thousands)	June 30, 2014	December 31, 2013
With Specific Reserves
Without Charge-Offs	$15,616	$17,265
With Charge-Offs	2,449	8
Without Specific Reserves
Without Charge-Off	41,992	36,781
With Charge-Offs	14,942	18,760
Total Impaired Loans*	74,999	72,814
Allowance on Impaired Loans	(9,171)	(3,815)
Impaired Loans Net of Allowance	$65,828	$68,999

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $71.9 million and $65.9 million at June 30, 2014 and December 31, 2013, respectively.

Net principal balance and average quarterly balances for impaired loans with specific reserves, and those without specific reserves, at June 30, 2014 and December 31, 2013 are presented in the following tables by loan class:

	June 30, 2014				June 30, 2013
			3 Months	6 Months			3 Months	6 Months
			Ended	Ended			Ended	Ended
		Related	Average	Average		Related	Average	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Balance	Allowance	Balance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	451	6	475	475	484	168	486	487
SBA Real Estate	1,557	500	1,666	1,691	3,475	269	1,681	1,760
Gas Station	243	7	245	247	2,099	354	2,502	2,502
Carwash	—	—	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	1,250	385	1,461	1,461
Land	—	—	—	—	600	257	612	619
Other	9,950	3,366	10,060	10,075	2,656	758	2,792	2,797
Commercial & Industrial:
SBA Commercial	992	840	1,107	1,171	1,054	777	1,207	1,277
Commercial	4,868	4,448	5,117	5,284	5,767	2,829	6,291	6,387
Consumer	4	4	5	7	—	—	—	—
Total With Related Allowance	18,065	9,171	18,675	18,950	17,385	5,797	17,032	17,290

Without Specific Reserves:
Construction	—	—	—	—	6,388	—	6,388	6,388
Real Estate Secured:
Residential Real Estate	805	—	888	930	1,441	—	1,805	1,805
SBA Real Estate	6,171	—	7,843	7,984	9,447	—	4,259	4,559
Gas Station	6,383	—	6,868	6,885	3,527	—	5,945	5,956
Carwash	4,990	—	5,117	5,127	3,055	—	3,698	3,704
Hotel/Motel	5,004	—	4,890	5,112	3,410	—	5,550	5,561
Land	262	—	263	264	1,119	—	1,121	1,122
Other	29,488	—	30,938	31,260	16,484	—	19,484	19,002
Commercial & Industrial:
SBA Commercial	438	—	505	598	162	—	58	59
Commercial	3,393	—	3,490	3,648	624	—	630	654
Consumer	—	—	—	—	—	—	—	—
Total Without Related Allowance	56,934	—	60,802	61,808	45,657	—	48,938	48,810
Total Impaired Loans	$74,999	$9,171	$79,477	$80,758	$63,042	$5,797	$65,970	66,100

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013 totaled $623,000, $411,000, and $451,000, respectively. For the six months ended June 30, 2014 and June 30, 2013, the total cash basis income recognized from impaired loans was $1.1 million and $784,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at June 30, 2014 and December 31, 2013 are presented in the following table by loan class:

	June 30, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	133	231	628	992	—	179	617	796
SBA Real Estate	416	622	233	1,271	394	437	597	1,428
Gas Station	—	—	—	—	176	—	849	1,025
Carwash	—	—	770	770	—	—	769	769
Hotel/Motel	1,038	1,658	1,262	3,958	—	810	1,962	2,772
Other	402	959	12,619	13,980	945	4,221	9,536	14,702
Commercial & Industrial:
SBA Commercial	73	62	184	319	458	16	—	474
Commercial	1,572	265	230	2,067	41	—	39	80
Consumer	—	—	—	—	—	41	—	41
Total Legacy Loans	3,634	3,797	15,926	23,357	2,014	5,704	16,840	24,558
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—	147	—	—	147
SBA Real Estate	260	591	271	1,122	225	—	528	753
Gas Station	—	—	716	716	—	—	—	—
Carwash	—	—	—	—	—	—	168	168
Hotel/Motel	—	—	—	—	—	—	—	—
Other	1,410	874	2,364	4,648	1,656	388	853	2,897
Commercial & Industrial:
SBA Commercial	108	—	—	108	287	267	17	571
Commercial	406	179	1,103	1,688	344	143	178	665
Consumer	—	—	—	—	10	—	—	10
Total Acquired Loans	2,184	1,644	4,454	8,282	2,669	798	1,744	5,211
Total Delinquencies	$5,818	$5,441	$20,380	$31,639	$4,683	$6,502	$18,584	$29,769

Non-Accrual and 30 Days or More Past Due:
Legacy Loans	$626	$818	$15,924	$17,368	$615	$3,572	$16,841	$21,028
Acquired Loans	636	1,633	4,454	6,723	1,222	403	1,576	3,201
Non-Accrual Loans Listed Above	$1,262	$2,451	$20,378	$24,091	$1,837	$3,975	$18,417	$24,229

*                 Total past due balances are net of SBA guaranteed portions totaling $9.4 million and $12.6 million at June 30, 2014 and December 31, 2013, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at June 30, 2014 and December 31, 2013 are presented in the following table by loan class:

	June 30, 2014			December 31, 2013
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,202	—	1,202	1,050	—	1,050
SBA Real Estate	964	—	964	958	—	958
Gas Station	139	—	139	1,026	—	1,026
Carwash	770	—	770	770	—	770
Hotel/Motel	1,410	—	1,410	2,117	—	2,117
Land	—	—	—	—	—	—
Other	18,885	—	18,885	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	340	—	340	137	—	137
Other Commercial	4,958	—	4,958	580	—	580
Consumer	—	—	—	—	—	—
Total Legacy Loans	28,668	—	28,668	28,627	—	28,627
Acquired Loans:
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	134	—	134	215	—	215
SBA Real Estate	1,408	—	1,408	811	—	811
Gas Station	2,941	—	2,941	2,264	—	2,264
Carwash	—	—	—	—	168	168
Hotel/Motel	741	—	741	760	—	760
Land	—	—	—	—	—	—
Other	6,991	—	6,991	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	30	—	30	69	—	69
Other Commercial	1,441	—	1,441	410	—	410
Consumer	4	—	4	—	—	—
Total Acquired Loans	13,690	—	13,690	8,441	168	8,609
Total	$42,358	$—	$42,358	$37,068	$168	$37,236

*      Balances are net of SBA guaranteed portions totaling $9.1 million and $12.4 million at June 30, 2014 and December 31, 2013, respectively.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2014 and June 30, 2013. Additional income of approximately $264,000 and $683,000 would have been recorded during the three months and six months ended June 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $254,000 and $453,000 would have been recorded during the three months and six months ended June 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at June 30, 2014 and December 31, 2013 are presented in the following table by classes of loans:

	June 30, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	—	2,633	603	3,236	—	2,342	166	2,508
SBA Real Estate	2,694	5,083	217	7,994	4,314	5,100	510	9,924
Gas Station	1,142	5,992	—	7,134	1,158	6,115	849	8,122
Carwash	813	10,305	769	11,887	—	10,437	770	11,207
Hotel/Motel	794	3,649	1,410	5,853	2,508	4,571	155	7,234
Land	262	—	—	262	266	662	—	928
Other	17,613	34,139	13,449	65,201	33,886	53,089	4,179	91,154
Commercial & Industrial:
SBA Commercial	1,335	1,744	—	3,079	1,364	1,774	—	3,138
Other Commercial	23,590	9,290	—	32,880	16,128	19,349	39	35,516
Consumer	—	2	—	2	—	2	—	2
Total Legacy Loans	48,243	72,837	16,448	137,528	59,624	105,912	6,668	172,204
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	134	—	134	—	1,228	—	1,228
SBA Real Estate	2,767	4,490	206	7,463	3,587	2,894	274	6,755
Gas Station	2,405	3,994	—	6,399	2,434	3,867	—	6,301
Carwash	11,672	1,421	—	13,093	12,256	1,435	—	13,691
Hotel/Motel	1,673	7,150	741	9,564	2,432	7,443	760	10,635
Land	—	—	—	—	—	—	—	—
Other	18,906	13,052	645	32,603	15,912	12,968	297	29,177
Commercial & Industrial:
SBA Commercial	1,050	828	—	1,878	950	1,609	16	2,575
Other Commercial	1,528	6,552	—	8,080	3,448	12,123	—	15,571
Consumer	138	4	—	142	155	—	—	155
Total Acquired Loans	40,139	37,625	1,592	79,356	41,174	43,567	1,347	86,088
Total Loans	$88,382	$110,462	$18,040	$216,884	$100,798	$149,479	$8,015	$258,292

*      Balances are net of SBA guaranteed portions totaling $11.1 million and $16.4 million at June 30, 2014 and December 31, 2013, respectively.

A loan restructuring constitutes a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms of the loan. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At June 30, 2014, the balance of non-accrual TDR loans totaled $10.2 million, and TDR loans performing in accordance with their modified terms totaled $28.7 million. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three and six months ended June 30, 2014 or December 31, 2013.

The following tables present the total balance of TDR loans by loan type and types of concessions made at June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$14,520	$8,939	$9,890	$33,349
Commercial & Industrial	1,778	1,563	2,201	5,542
Total TDR Loans	$16,298	$10,502	$12,091	$38,891

	December 31, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,640	$8,708	$5,660	$30,008
Commercial & Industrial	2,212	1,645	2,355	6,212
Total TDR Loans	$17,852	$10,353	$8,015	$36,220

* SBA guaranteed portions totaled $829,000 and $2.8 million at June 30, 2014 and December 31, 2013, respectively.

The following table represents the roll-forward of TDR loans with addition and reductions for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2014	December 31, 2013	June 30, 2013
Balance at Beginning of Period	$40,128	$29,472	$30,867
New TDR Loans Added	836	8,212	2,434
TDR Loans Paid Off	(1,550)	(463)	(1,864)
Reductions Due to Charge-Offs	(65)	(412)	(164)
Other Changes (Payments, Amortization, and Other)	(458)	(589)	(872)
Balance at End of Period	$38,891	$36,220	$30,401

The following table represents the roll-forward of TDR loans with addition and reductions for the six months ended June 30, 2014 and June 30, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2014	June 30, 2013

Balance at Beginning of Period	$36,220	$35,733
New TDR Loans Added	5,810	3,151
TDR Loans Paid Off	(1,550)	(3,880)
Reductions Due to Charge-Offs	(503)	(3,366)
Other Changes (Payments, Amortization, and Other)	(1,086)	(1,237)
Balance at End of Period	$38,891	$30,401

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended June 30, 2014, December 31, 2013, and June 30, 2013:

	June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$467	$—	$467
Commercial & Industrial	350	24	—	374
Total TDR Loans	$350	$491	$—	$841

Post-Modification Balance:
Real Estate Secured	$—	$463	$—	$463
Commercial & Industrial	349	24	—	373
Total TDR Loans	$349	$487	$—	$836

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	7	1	—	8
Total TDR Loans	7	3	—	10

	December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$9,090	$691	$—	$9,781
Commercial & Industrial	184	615	—	799
Total TDR Loans	$9,274	$1,306	$—	$10,580

Post-Modification Balance:
Real Estate Secured	$6,868	$680	$—	$7,548
Commercial & Industrial	157	507	—	664
Total TDR Loans	$7,025	$1,187	$—	$8,212

Number of Loans:
Real Estate Secured	13	1	—	14
Commercial & Industrial	3	2	—	5
Total TDR Loans	16	3	—	19

	June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$2,406	$—	$2,406
Commercial & Industrial	—	60	—	60
Total TDR Loans	$—	$2,466	$—	$2,466

Post-Modification Balance:
Real Estate Secured	$—	$2,378	$—	$2,378
Commercial & Industrial	—	56	—	56
Total TDR Loans	$—	$2,434	$—	$2,434

Number of Loans:
Real Estate Secured	—	6	—	6
Commercial & Industrial	—	2	—	2
Total TDR Loans	—	8	—	8

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the six months ended June 30, 2014, and June 30, 2013:

	June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,003	$4,335	$5,338
Commercial & Industrial	391	129	—	520
Total TDR Loans	$391	$1,132	$4,335	$5,858

Post-Modification Balance:
Real Estate Secured	$—	$977	$4,323	$5,300
Commercial & Industrial	391	119	—	510
Total TDR Loans	$391	$1,096	$4,323	$5,810

Number of Loans:
Real Estate Secured	—	4	1	5
Commercial & Industrial	10	4	—	14
Total TDR Loans	10	8	1	19

	June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$267	$2,760	$—	$3,027
Commercial & Industrial	28	160	—	188
Total TDR Loans	$295	$2,920	$—	$3,215

Post-Modification Balance:
Real Estate Secured	$265	$2,730	$—	$2,995
Commercial & Industrial	—	156	—	156
Total TDR Loans	$265	$2,886	$—	$3,151

Number of Loans:
Real Estate Secured	1	7	—	8
Commercial & Industrial	2	4	—	6
Total TDR Loans	3	11	—	14

At June 30, 2014, December 31, 2013, and June 30, 2013, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the twelve months ended June 30, 2014, December 31, 2013, and June 30, 2013 that had payment defaults during period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three months ended June 30, 2014, December 31, 2013, and June 30, 2013.

	TDRs With Payment Defaults During the Three Months Ended June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$520	$—	$520
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$520	$—	$520

Post-Modification Balance:
Real Estate Secured	$—	$498	$—	$498
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$498	$—	$498

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted Loans	—	1	—	1

	TDRs With Payment Defaults During the Three Months Ended December 31, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$427	$374	$—	$801
Commercial & Industrial	77	—	—	77
Total TDRs Defaulted	$504	$374	$—	$878

Post-Modification Balance:
Real Estate Secured	$241	$334	$—	$575
Commercial & Industrial	55	—	—	55
Total TDRs Defaulted	$296	$334	$—	$630

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted	2	1	—	3

	TDRs With Payment Defaults During the Three Months Ended June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,455	$—	$1,455
Commercial & Industrial	92	160	—	252
Total TDRs Defaulted	$92	$1,615	$—	$1,707

Post-Modification Balance:
Real Estate Secured	$—	$1,411	$—	$1,411
Commercial & Industrial	85	139	—	224
Total TDRs Defaulted	$85	$1,550	$—	$1,635

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	3	—	4
Total TDRs Defaulted	1	6	—	7

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the six months ended June 30, 2014 and June 30, 2013 by type of concessions made:

	TDRs With Payment Defaults During the Six Months Ended June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$417	$520	$—	$937
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$420	$520	$—	$940

Post-Modification Balance:
Real Estate Secured	$384	$498	$—	$882
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$384	$498	$—	$882

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted	2	1	—	3

	TDRs With Payment Defaults During the Six Months Ended June 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,455	$—	$1,455
Commercial & Industrial	92	160	—	252
Total TDRs Defaulted	$92	$1,615	$—	$1,707

Post-Modification Balance:
Real Estate Secured	$—	$1,411	$—	$1,411
Commercial & Industrial	85	139	—	224
Total TDRs Defaulted	$85	$1,550	$—	$1,635

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	3	—	4
Total TDRs Defaulted	1	6	—	7

Note 7.     Shareholders’ Equity

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution, and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
(Dollars in Thousands, Except per Share Data)	2014	2013	2014	2013
Numerator:
Net income	$14,664	$11,539	$27,777	$23,128
Denominator for basic earnings per share:
Weighted-average shares	78,267,128	70,944,626	78,191,872	71,119,180
Effect of dilutive securities:
Stock option dilution	346,340	157,161	363,075	143,044
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,613,468	71,101,787	78,554,947	71,262,224
Basic earnings per common share	$0.19	$0.16	$0.36	$0.33
Diluted earnings per common share	$0.19	$0.16	$0.35	$0.32

For the three months and six months ended June 30, 2014, stock option awards totaling 276,075 were excluded from the dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive. Stock option awards of 159,000 and 720,000 were excluded from the dilutive earnings per common share calculation for the three and six months ended June 30, 2013, respectively, because the shares were deemed to be anti-dilutive.

In March 2013, the Board of Directors of Wilshire Bancorp authorized the repurchase of up to 5% of the Company’s outstanding shares of common stock. During the term of the program, 651,412 shares of common stock were repurchased for a total price of $4.3 million. The program expired on March 28, 2014.

During the first quarter of 2014, the Company’s Board of Directors approved equity awards to certain employees in the form of stock options and restricted stock. A total of 42,200 stock options were granted on March 31, 2014 with an exercise price of $11.10 per share. The vesting period for the stock option awards began on the grant date, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments over a period of three years. A total of 71,950 shares of restricted stock were also granted on March 31, 2014. The vesting period for the restricted stock grants began on the grant date, at which time 25% was immediately vested and the remainder will be vested in 25% annual increments over a period of three years.

Note 8.   FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At June 30, 2014, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $906.9 million at June 30, 2014, with $140.0 million in borrowings outstanding and a remaining borrowing capacity of $766.9 million. The Company also had $10.0 million in fixed rate term advances at June 30, 2014 from the FHLB of New York which was acquired through the acquisition of BankAsiana on October 1, 2013. The fair value of the acquired borrowings totaled $10.3 million at June 30, 2014. We had no further borrowing capacities at the FHLB of New York as of June 30, 2014.

The following table shows the Company’s outstanding advances from FHLB:

June 30, 2014
Issue Date	Balance	Rate	Maturity Date
October 25, 2013	$40,000	0.11%	Daily Advance (Open Maturity)
December 26, 2012	100,000	0.11%	Daily Advance (Open Maturity)
May 20, 2011*	3,000	2.35%	May 20, 2016
June 1, 2011*	1,000	2.16%	June 1, 2016
June 8, 2011*	1,000	2.12%	June 8, 2016
July 25, 2011*	5,000	2.10%	July 25, 2016
Total Advances	$150,000	0.18%

*Advances acquired through the acquisition of BankAsiana had fair value of $10.3 million at June 30, 2014.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	For the Three Months Ended
(Dollars in Thousands)	June 30, 2014	December 31, 2013
Balance at quarter end	$150,260	$190,325
Average balance during the quarter	150,280	184,259
Maximum amount outstanding at any month-end	150,281	210,336
Average interest rate during the quarter	0.18%	0.14%
Weighted average interest rate at quarter-end	0.30%	0.25%

Total junior subordinated debentures at June 30, 2014 totaled $71.7 million compared to $71.6 at December 31, 2013. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. This debenture was acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at June 30, 2014:

	June 30, 2014
(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date	Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.036%	09/17/2014(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.646%	09/15/2014(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.626%	09/15/2014(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	9,808	3 Month LIBOR + 1.62%	1.866%	09/30/2014(4)	03/30/2037
		$71,665

(1) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is September 17, 2014.

(2) The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is September 15, 2014.

(3) The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is September 15, 2014.

(4) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is September 30, 2014.

Note 9.     Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strips, and unrecognized prior service costs on bank owned life insurance (“BOLI”). Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded on the statement of operations either as a gain or loss. The reclassifications for available-for-sale securities are included in the “Consolidated Statement of Operations” as gain on sale or call of securities.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	For The Three Months Ended June 30, 2014
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$2,003	$319	$(532)	$1,790

Other comprehensive income before reclassification	3,431	12	12	3,455
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(1,395)	(5)	—	(1,400)
Current period changes net of taxes	2,036	7	12	2,055

Balance at end of period	$4,039	$326	$(520)	$3,845

	For The Three Months Ended June 30, 2013
(Dollars in Thousands)	Unrealized Gain and Loss on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,546	$332	$(485)	$6,393

Other comprehensive (loss) income before reclassification	(6,587)	9	10	(6,568)
Reclassifications from other comprehensive (loss) income	(15)	—	—	(15)
Tax effect of current period changes	2,773	(4)	—	2,769
Current period changes net of taxes	(3,829)	5	10	(3,814)

Balance at end of period	$2,717	$337	$(475)	$2,579

	For The Six Months Ended June 30, 2014
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain and Loss on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$192	$330	$(545)	$(23)

Other comprehensive income before reclassification	6,553	(7)	25	6,571
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(2,706)	3	—	(2,703)
Current period changes net of taxes	3,847	(4)	25	3,868

Balance at end of period	$4,039	$326	$(520)	$3,845

	For The Six Months Ended June 30, 2013
(Dollars in Thousands)	Unrealized Gain and Loss on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive (loss) income before reclassification	(7,100)	30	(124)	(7,194)
Reclassifications from other comprehensive income (loss)	(15)	—	—	(15)
Tax effect of current period changes	2,990	(13)	—	2,977
Current period changes net of taxes	(4,125)	17	(124)	(4,232)

Balance at end of period	$2,717	$337	$(475)	$2,579

For the three and six months ended June 30, 2014, there were no reclassifications out of accumulated other comprehensive income. For the three and six months ended June 30, 2013, there was one $15,000 reclassification out of comprehensive income as a realized gain from the contractual call of an available-for-sale investment security.

Note 10. Business Segment Reporting

With the recent acquisitions and integrations of BankAsiana and Saehan Bancorp, the Company has reassessed its classification of its segment reporting units under ASC 280 “Segment Reporting” to better reflect how the Company is now managed and how information is internally reviewed. Based on this internal evaluation the Company determined that the previously reported three business segments of “Banking Operation”, “Small Business Administration Lending Services”, and “Trade Finance Services” are no longer applicable. The Company is now managed as a single unit. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We now consider “Banking Operations” to be our single combined operating segment which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

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

Commitments at June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$350,307	$348,375
Standby letters of credit	14,292	8,687
Commercial letters of credit	14,287	12,769
Commitments to fund investments in affordable housing partnerships	7,963	10,237
Operating lease commitments	28,712	23,786

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $69,000 at June 30, 2014 and $250,000 at both December 31, 2013 and June 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.   Income Tax Provision

For the second quarter of 2014, we had an income tax provision totaling $7.7 million on pretax income of $22.3 million, representing an effective tax rate of 34.3%, compared with an income tax provision of $5.5 million on pretax net income of $17.0 million, representing an effective tax rate of 32.1%, for the second quarter of 2013.

For the first half of 2014, we recorded an income tax provision of $14.4 million on pretax income of $42.2 million, representing an effective tax rate of 34.2%, compared with an income tax provision of $10.8 million on pretax net income of $34.0 million, representing an effective tax rate of 31.9% for the same period in 2013.

The Company had unrecognized tax benefits of $3.7 million at both June 30, 2014 and December 31, 2013 that related to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended June 30, 2014, the Company recognized approximately $27,000 of interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $396,000 and $364,000, at June 30, 2014 and December 31, 2013, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2014, the Company believed it could reliably project its pretax income for 2014 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2014 or December 31, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using a retrospective application approach. The Company is in the process of evaluating the impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” ASU 2014-12 clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2012-14 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-2012 is effective for annual periods beginning after December 15, 2015, and interim periods within those years using either a prospectively or retrospectively approach. The Company is in the process of evaluating the impact on its consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and six months ended June 30, 2014 and June 30, 2013, financial condition as of June 30, 2014 and December 31, 2013, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  Wilshire Bancorp relies heavily for funding its operations on the payment of dividends from the Bank.

•                  Our ability to continue our growth is partially dependent on our ability to identify and acquire other financial institutions.

•                  If we fail to successfully integrate BankAsiana and/or Saehan into our internal control over financial reporting or if the internal control of BankAsiana or Saehan over financial reporting were found to be ineffective, the integrity of our, and/or BankAsiana’s or Saehan’s, financial reporting could be compromised which could result in a material adverse effect on our reported financial results.

•                  Income that we recognized and continue to recognize in connection with our acquisitions of BankAsiana and Saehan Bancorp may be non-recurring or finite in duration.

•                  Our decisions regarding the fair value of assets acquired could be different than initially estimated which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

•                  Our use of appraisals in evaluating whether to make a loan on or secured by real property does not ensure that the value of the real property collateral is as stated in the appraisal.

•                  We are subject to environmental risks associated with owning real estate or collateral.

•                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•                  Difficult economic and market conditions may continue to adversely affect our industry and business.

•                  The banking industry operates under certain regulatory requirements that may change significantly and in a manner that further impairs our revenue, operating income and financial condition.

•                  The new Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

•                  The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

•                  Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

•                  We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

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

•                  We rely heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect our financial condition and results of operations. The market for our common stock is limited, and potentially subject to volatile changes in price.

•                  Risks associated with our Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect our business.

•                  We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

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

Selected Financial Data

The following table presents selected historical financial information for the three months ended June 30, 2014 and June 30, 2013, and the period end balances at June 30, 2014, December 31, 2013, and June 30, 2013. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands) (unaudited)	June 30, 2014	December 31, 2013	June 30, 2013
Net income	$14,664	$45,376	$11,539
Net income per common share, basic	0.19	0.63	0.16
Net income per common share, diluted	0.19	0.63	0.16
Net interest income before provision for losses on loans and loan commitments	36,129	25,592	25,754

Average balances:
Assets	3,614,014	3,306,168	2,770,996
Cash and cash equivalents	149,384	197,980	174,837
Investment securities	338,060	360,675	323,502
Total loans	2,923,225	2,626,557	2,172,473
Total deposits	2,896,815	2,610,689	2,170,628
Shareholders’ equity	459,423	401,153	356,287
Performance Ratios:
Annualized return on average assets	1.62%	1.32%	1.67%
Annualized return on average equity	12.77%	10.88%	12.95%
Net interest margin	4.35%	4.20%	3.97%
Efficiency ratio	52.38%	59.20%	50.11%
Capital Ratios:
Tier 1 capital to adjusted total average assets	12.89%	13.44%	14.67%
Tier 1 capital to risk-weighted assets	15.05%	14.79%	18.73%
Total capital to risk-weighted assets	16.31%	16.05%	20.00%

	Period End Balance as of:
	June 30, 2014	December 31, 2013	June 30, 2013
Total assets	$3,681,261	$3,617,735	$2,787,401
Investment securities	327,269	352,472	303,878
Net loans	2,923,433	2,810,836	2,099,917
Total deposits	2,956,014	2,871,510	2,182,298
Junior subordinated debentures	71,665	71,550	61,857
FHLB advances	150,260	190,325	150,000
Total common equity	464,769	439,418	355,334

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average total loans (annualized)	0.11%	-0.18%	0.67%
Non-performing loans to total loans	1.42%	1.30%	1.24%
Non-performing assets to total loans and other real estate owned	1.64%	1.56%	1.29%
Allowance for loan losses to gross loans *	1.77%	1.90%	2.62%
Allowance for loan losses to non-performing loans	124.34%	143.85%	205.13%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, New Jersey, and New York. In addition to our branch offices, we also have seven loan production offices in Newark, California; Aurora, Colorado; Atlanta, Georgia; Palisades Park, New Jersey; New York, New York; Dallas, Texas; and Annandale, Virginia.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, the methodologies that determine our allowance for losses on loans and loan commitments, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, the evaluation of goodwill and intangible assets, evaluation of FDIC loss-share indemnification asset, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended June 30, 2014.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by changes to market rates, the demand for such loans, the supply of money available for lending purposes, competition, and factors. Those factors are, in turn, affected by general economic conditions and factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Board of Governors of the Federal Reserve System (“FRB”).

In order to conform to the calculation of net interest margin within our peer group, the Company’s net interest margin calculation now excludes average allowance for loan losses from earnings assets and average loans, which slightly decreases loan yields and net interest margin as average loans and earning assets balances increase. Previous period calculations have been adjusted for comparative purposes.

Net interest income before provision for losses on loans and loan commitments increased $10.3 million, or 40.3%, to $36.1 million for the second quarter of 2014, compared to $25.8 million for the second quarter of 2013. Net interest income before provision for losses on loans and loan commitments for the six months ended June 30, 2014 was $71.3 million, an increase of $20.0 million or 39.0% from $51.3 million for the six months ended June 30, 2013. Net interest margin of 4.35% for the second quarter of 2014 was 38 basis points higher than net interest margin of 3.97% for the previous year’s same quarter. Net interest margin for the first half of 2014 was 4.29%, up 31 basis points from net interest margin of 3.98% for the first half of 2013. Excluding the effect of the amortization/accretion of the purchase accounting adjustments for the acquisitions for Saehan Bancorp and BankAsiana net interest margin was 4.00% for the second quarter of 2014 and 3.97% for the first half of 2014.

The increase in net interest income for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the increase in loans from the acquisitions of BankAsiana and Saehan Bancorp, and the increase in loan accretion income from loans acquired through the acquisitions. Total loan discount accretion income for the second quarter of 2014 was $2.7 million, compared to $178,000 for the second quarter of 2013. Loan discount accretion income for the six months ended June 30, 2014 was $5.5 million, compared to $406,000 for the six months ended June 30, 2013.

Interest income for the second quarter of 2014 totaled $40.1 million, an increase of $11.3 million, or 39.0%, from $28.8 million for the second quarter of 2013. Interest income for the six months ended June 30, 2014 totaled $79.5 million, an increase of $21.9 million, or 37.9%, from $57.6 million for the six months ended June 30, 2013. The increase in interest income was due to additional interest income from loans acquired from the acquisitions of BankAsiana and Saehan Bancorp during the fourth quarter of 2013, and an increase in loan discount accretion income during the three and six months ended June 30, 2014.

The average balance of total loans increased from $2.17 billion for the second quarter of 2013 and $2.15 billion for the first half of 2013, to $2.92 billion for the second quarter of 2014 and $2.90 billion for the second half of 2014. The increase in average total loans for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to loans acquired from BankAsiana and Saehan Bancorp. Loan yields for the three months ended June 30, 2014 increased to 5.20%, from 4.97% for the three months ended June 30, 2013. Loan yields increased to 5.18% for the first half of 2014, compared to 5.01% for the first half of 2013. The increase in loan yields for period in 2014 compared to periods in 2013 was due to the discount accretion income from acquired loans. Excluding the effect of the accretion of the purchase accounting adjustments, loan yield were 4.83% for the second quarter of 2014 and 4.80% for the first half of 2014, compared to 4.93% for the second quarter of 2013 and 4.97% for the first half of 2013.

Total interest expense increased $884,000, or 28.6%, to $4.0 million for the second quarter of 2014, compared to $3.1 million for the second quarter of 2013. Interest expense for the first six months of 2014 was $8.2 million, an increase of $1.9 million, or 29.4%, compared to $6.3 million for the first six months of 2013. The average balance of our interest bearing liabilities for the three and six months ended June 30, 2014 totaled $2.25 billion and $2.28 billion, respectively, an increase from $1.77 billion for both the three and six months ended June 30, 2013. The increase in interest expense and average interest bearing liabilities was due to the acquisition of BankAsiana and Saehan Bancorp’s deposit portfolio. Total cost of interest bearing liabilities increased to 0.71% and 0.72% for the three and six months ended June 30, 2014, respectively, from 0.70% and 0.71% for the three and six months ended June 30, 2013, respectively

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$2,923,225	$37,993	5.20%	$2,172,473	$26,970	4.97%
Securities of government sponsored enterprises	273,743	1,503	2.20%	254,037	1,186	1.87%
Other investment securities (2)	64,317	520	4.32%	69,465	557	4.29%
Deposits held in other financial institutions	20,539	70	1.36%	—	—	0.00%
Federal funds sold	55,186	22	0.16%	117,838	136	0.46%
Total interest-earning assets	3,337,010	40,108	4.83%	2,613,813	28,849	4.44%
Total non-interest-earning assets	277,004			157,183
Total assets	$3,614,014			$2,770,996

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$770,512	$1,276	0.66%	$617,837	$971	0.63%
NOW deposits	34,812	16	0.18%	27,915	14	0.20%
Savings deposits	120,274	445	1.48%	101,263	447	1.77%
Time deposits of $100,000 or more	865,110	1,296	0.60%	586,136	884	0.60%
Other time deposits	235,907	453	0.77%	223,256	434	0.78%
FHLB advances and other borrowings	150,280	67	0.18%	150,000	64	0.17%
Junior subordinated debenture	71,631	426	2.38%	61,857	281	1.82%
Total interest-bearing liabilities	2,248,526	3,979	0.71%	1,768,264	3,095	0.70%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	870,200			614,221
Other liabilities	35,865			32,224
Total non-interest-bearing liabilities	906,065			646,445

Shareholders’ equity	459,423			356,287
Total liabilities and shareholders’ equity	$3,614,014			$2,770,996

Net interest income		$36,129			$25,754
Net interest spread (3)			4.12%			3.74%
Net interest margin (4)			4.35%			3.97%

(1) Net loan fees are included in the calculation of interest income and totaled approximately $987,000 and $760,000 for the quarters ended June 30, 2014 and 2013, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for three months ended June 30, 2014 and 2013 were 3.23% and 3.21%, respectively.

(3) Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$2,901,713	$75,094	5.18%	$2,149,832	$53,855	5.01%
Securities of government sponsored enterprises	278,911	3,075	2.21%	253,346	2,338	1.85%
Other investment securities (2)	64,852	1,049	4.31%	70,533	1,130	4.30%
Deposits held in other financial institutions	20,776	139	1.34%	—	—	0.00%
Federal funds sold	74,750	104	0.28%	123,515	289	0.47%
Total interest-earning assets	3,341,002	79,461	4.78%	2,597,226	57,612	4.47%
Total non-interest-earning assets	278,791			150,173
Total assets	$3,619,793			$2,747,399

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$778,796	$2,577	0.66%	$620,639	$1,947	0.63%
NOW deposits	33,454	31	0.19%	26,941	26	0.19%
Savings deposits	117,543	921	1.57%	100,914	912	1.81%
Time deposits of $100,000 or more	868,318	2,781	0.64%	583,688	1,808	0.62%
Other time deposits	238,445	852	0.71%	229,524	906	0.79%
FHLB advances and other borrowings	171,727	141	0.16%	150,022	143	0.19%
Junior subordinated debenture	71,602	856	2.39%	61,857	564	1.82%
Total interest-bearing liabilities	2,279,885	8,159	0.72%	1,773,585	6,306	0.71%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	849,086			591,428
Other liabilities	37,327			30,184
Total non-interest-bearing liabilities	886,413			621,612

Shareholders’ equity	453,495			352,202
Total liabilities and shareholders’ equity	$3,619,793			$2,747,399

Net interest income		$71,302			$51,306
Net interest spread (3)			4.06%			3.76%
Net interest margin (4)			4.29%			3.98%

(1)    Net loan fees included in the calculation of interest income and totaled approximately $2.0 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)    Represents tax equivalent yields, non-tax equivalent yields for six months ended June 30, 2014 and 2013 were 3.24% and 3.20%, respectively.

(3)    Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4)    Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

For the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume), or changes in average daily interest rates (rate), is represented in the below table. All yields/rates were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30, 2014 vs. 2013 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2014 vs. 2013 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$9,705	$1,318	$11,023	$19,404	$1,835	$21,239
Securities of government sponsored enterprises	97	220	317	252	485	737
Other Investment securities	(42)	5	(37)	(92)	11	(81)
Deposits held in other financial institutions	—	70	70	—	139	139
Federal funds sold	(51)	(63)	(114)	(91)	(94)	(185)
Total interest income	9,709	1,550	11,259	19,473	2,376	21,849

Interest expense:
Money market deposits	251	54	305	519	111	630
NOW deposits	3	(1)	2	6	(1)	5
Savings deposits	77	(79)	(2)	139	(130)	9
Time deposit of $100,000 or more	418	(6)	412	910	63	973
Other time deposits	24	(5)	19	34	(88)	(54)
FHLB advances and other borrowings	3	—	3	19	(21)	(2)
Junior subordinated debenture	49	96	145	98	194	292
Total interest expense	825	59	884	1,725	128	1,853
Change in net interest income	$8,884	$1,491	$10,375	$17,748	$2,248	$19,996

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

Due to the continued low level of charge-offs and stable credit quality in the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three or six months ended June 30, 2014. The Company has not recorded any provisions or credits for loan losses since the fourth quarter of 2012.

Non-interest Income

Total non-interest income increased to $10.7 million for the second quarter of 2014, compared to $8.3 million for the same quarter of the previous year. Non-interest income as a percentage of average assets was 0.3% for the second quarter of 2014, unchanged from the second quarter of 2013. The increase in non-interest income from the second quarter of 2013 to the second quarter of 2014 was primarily due to an increase in gain on sale of loans. Total non-interest income for the six months ended June 30, 2014 was $21.7 million, compared to $17.0 million for the six months ended June 30, 2013. Non-interest income as a percentage of average assets for the first half of 2014 was 0.6%, unchanged from the first half of 2014. The increase in non-interest income from the first half of 2013 to the first half of 2014 was primarily due to the increase in the gain on sale of loan.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$4,687	43.6%	$3,135	37.7%
Service charges on deposit accounts	3,174	29.6%	2,811	33.7%
Loan-related servicing fees	1,314	12.2%	1,243	14.9%
Gain on sale or call of securities	—	0.0%	15	0.2%
Other income	1,569	14.6%	1,128	13.5%
Total non-interest income	$10,744	100.0%	$8,332	100.0%
Average assets	$3,614,014		$2,770,996
Non-interest income as a % of average assets		0.3%		0.3%

	For the Six Months Ended June 30,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$9,016	41.5%	$6,621	38.9%
Service charges on deposit accounts	6,320	29.1%	5,619	33.0%
Loan-related servicing fees	3,470	16.0%	2,693	15.8%
Gain on sale or call of securities	—	0.0%	15	0.1%
Other income	2,924	13.4%	2,089	12.2%
Total non-interest income	$21,730	100.0%	$17,037	100.0%
Average assets	$3,619,793		$2,747,399
Non-interest income as a % of average assets		0.6%		0.6%

The net gain on sale of loans for the second quarter of 2014 was made up of $4.6 million in gains from the sale of SBA loans and $83,000 in gains from the sale of mortgage loans. Gain on sale of loans for the first half of 2014 was made up of $8.9 million in SBA gains and $159,000 in gains from mortgage loan sales. The increase in net gain on sale of loans for periods in 2014 compared to periods in 2013 was due to the larger volume of SBA loans sold. During the six months ended June 30, 2014 the Company sold $88.7 million in SBA loans, compared to $60.9 million for the six months ended June 30, 2013.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was primarily due to the increase in deposits from the acquisitions of BankAsiana and Saehan Bancorp. Particularly, the increase in demand deposit accounts helped to increase income from analysis fees and non-sufficient funds charges. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. With the expansion of our SBA department and the growth of our servicing loan portfolio, loan related fee income has continued to experience an increase as indicated by the increases for periods in 2014, compared to periods in 2013.

There were no gains on the sale or call of securities during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, gain from the sale or call of investment securities totaled $15,000. The $15,000 represented a municipal security that was called for redemption during the second quarter of 2013.

Other non-interest income represents income from cash surrender value of bank owned life insurance (“BOLI”), FHLB dividends, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was due to an increase in dividend income received from the stock of the FHLB of San Francisco and an increase in miscellaneous expense recoveries.

Non-interest Expense

Total non-interest expenses increased to $24.6 million for the second quarter of 2014 from $17.1 million for the same period in 2013. Non-interest expenses as a percentage of average assets was 0.7% for the second quarter of 2014, an increase from 0.6% for the second quarter of 2013. For the six months ended June 30, 2014, non-interest expense totaled $50.8 million, compared to $34.4 million for the six months ended June 30, 2013. As a percentage of average assets, non-interest expense was 1.4% and 1.3%, for the first half of 2014 and the first half of 2013, respectively. The increase in non-interest expense for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013 was largely due to additional expenses that arose from the acquisitions of BankAsiana and Saehan Bancorp, particularly salaries and benefits and occupancy and equipment expenses.

Our efficiency ratio was 52.38% for the second quarter of 2014, compared with 50.11% for the second quarter of 2013. The efficiency ratio for the six months ended June 30, 2014 was 54.6%, compared to 50.28% for the six months ended June 30, 2013. The increase in efficiency ratios for the three and six months ended June 30, 2014, compared to the same periods of the previous year, was largely due to additional expenses incurred as a result of the acquisitions of BankAsiana and Saehan Bancorp.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	For the Three Months Ended June 30,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$12,449	50.7%	$9,548	55.9%
Occupancy and equipment	3,444	14.0%	2,038	11.9%
Loss on investments in affordable housing partnerships	1,347	5.5%	823	4.8%
Data processing	795	3.2%	583	3.4%
Professional fees	684	2.8%	905	5.4%
Regulatory assessment fees	669	2.7%	311	1.8%
FDIC loss-share indemnification impairment	597	2.4%	—	0.0%
Advertising and promotional	544	2.2%	630	3.7%
Amortization of intangibles	235	1.0%	70	0.4%
Merger related cost	213	0.9%	—	0.0%
Other operating expenses	3,573	14.6%	2,174	12.7%
Total non-interest expense	$24,550	100.0%	$17,082	100.0%
Average assets	$3,614,014		$2,770,996
Non-interest expense as a % of average assets		0.7%		0.6%

	For the Six Months Ended June 30,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$25,104	49.4%	$18,353	53.4%
Occupancy and equipment	6,753	13.3%	4,078	11.9%
Loss on investments in affordable housing partnerships	2,204	4.4%	1,643	4.8%
Data processing	1,758	3.5%	1,258	3.6%
Professional fees	1,380	2.7%	2,030	5.9%
Regulatory assessment fees	1,177	2.3%	644	1.9%
FDIC loss-share indemnification impairment	597	1.2%	—	0.0%
Advertising and promotional	1,021	2.0%	1,357	3.9%
Amortization of intangibles	468	0.9%	140	0.4%
Merger related cost	3,577	7.0%	—	0.0%
Other operating expenses	6,768	13.3%	4,863	14.2%
Total non-interest expense	$50,807	100.0%	$34,366	100.0%
Average assets	$3,619,793		$2,747,399
Non-interest expense as a % of average assets		1.4%		1.3%

The number of full-time equivalent employees increased from 416 at June 30, 2013 to 529 at June 30, 2014. The increase in salary and employee benefits expenses for three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, was largely due to the increase in employees from the acquisitions of BankAsiana and Saehan Bancorp.

The increase in occupancy and equipment expenses from periods in 2013 to period in 2014 was primarily due to the new lease contracts acquired from BankAsiana and Saehan Bancorp. The Company acquired 13 branch offices with the acquisitions of BankAsiana and Saehan Bancorp in 2013. During the six months ended June 30, 2014, three of these branches were closed.

Losses on investments in affordable housing partnerships are recorded based on financial statements of the individual investment projects. The Company received updated financial information on most of its affordable housing partnerships investment which resulted in increased losses during the second quarter of 2014. As a result, the Company had higher losses on investments in affordable housing partnerships during the three and six months ended June 30, 2014, compared to the same periods in 2013.

The increase in data processing fees during the second quarter and first half of 2014, compared to the second quarter and first half of 2013 was due the increase in number of deposit and loan accounts acquired from BankAsiana and Saehan Bancorp. Fluctuations in data processing expenses are largely due to changes in the number customer accounts as well as increases or decreases in number of transactions for these accounts.

Professional fees consist of legal, accounting, auditing, and consulting fees. The decrease in professional fees for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013 was primarily due a reduction in legal cost and consulting costs. Professional fees were higher in periods in 2013 due to legal and other consulting costs associated with the acquisitions of BankAsiana and Saehan Bancorp. With the completion of these acquisitions in the second half of 2013, the Company experienced a reduction in professional fees.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. The increase in regulatory assessment fees for the second quarter of and first half of 2014, compared to the second quarter and first half of 2013 was primarily due to the Bank’s larger assessment base as a result of the acquisitions of BankAsiana and Saehan Bancorp.

The Bank previously entered into loss-sharing agreements with the FDIC, under which the FDIC shared in the losses and recoveries on covered assets acquired from Mirae Bank. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). On June 30, 2014, the loss-sharing agreement with the FDIC in respects to losses on covered loans expired. Any losses on loans acquired from Mirae Bank after June 30, 2014 will not be covered under the agreements. During the second quarter of 2014, the Company recorded an impairment on the remaining balance of the FDIC indemnification assets, less any reimbursement on previous claims that the Company has not yet received. There were no impairment charges during the three and six months ended June 30, 2013.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. These expenses were down during the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013 due to a reduction in Bank’s advertising and promotional activities budget.

Amortization of intangibles represents the net amortization/accretion of core deposits intangibles and lease intangibles that were recorded from previous acquisitions. The increase in amortization of intangibles expenses was largely due to the additional amortization expense that arose from the acquisitions of BankAsiana and Saehan Bancorp during the fourth quarter of 2013.

Merger related costs represent one-time expenses associated with the acquisitions of BankAsiana and Saehan Bancorp. The bulk of merger related costs for the three and six months ended June 30, 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses which totaled $2.8 million for the six months ended June 30, 2014. In addition, there were retention and severance payments to former BankAsiana and Saehan Bancorp employees totaling $627,000 that were also included in the merger related costs for the three and six months ended June 30, 2014.

Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expense for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2014, was due to the increase in OREO provision, office supplies, and other loan expenses.

Income Tax Provision

For the second quarter of 2014, the Company had an income tax provision totaling $7.7 million on pretax income of $22.3 million, representing an effective tax rate of 34.3%, compared with an income tax provision of $5.5 million on pretax net income of $17.0 million, representing an effective tax rate of 32.1% for the second quarter of 2013.

For the first half of 2014, we recorded an income tax provision of $14.4 million on pretax income of $42.2 million, representing an effective tax rate of 34.2%, compared with an income tax provision of $10.8 million on pretax net income of $34.0 million, representing an effective tax rate of 31.9% for the same period in 2013.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2014, the Company believed it could reliably project its pretax income for 2014 and determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2014.

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. Approximately $10.8 million in goodwill was recorded was from the acquisition of BankAsiana and an additional $50.0 million was recorded from the acquisition of Saehan Bancorp. At June 30, 2014, the total balance goodwill was $67.5 million.

The acquisitions of BankAsiana and Saehan Bancorp were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and assets and liabilities were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates are considered provisional, as additional analysis will be performed on certain assets and liabilities in which fair values are primarily determined through the use of inputs that are not observable from market-based information. Management may further adjust the provisional fair values for a period of up to one year from the dates of the acquisitions. The assets and liabilities that continue to be provisional include loans, intangible assets, OREO, deferred tax assets, accrued assets and liabilities, and the residual effects that the adjustments would have on goodwill.

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

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors were assessed during the second quarter of 2014 and it was determined that goodwill was not impaired.

The Company evaluates the remaining useful lives of its core deposit intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the quarter ended June 30, 2014

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a comprehensive investment policy that addresses strategies, types, and levels of allowable investments. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credit and is maintained at a level management believes is appropriate to assure future flexibility in meeting anticipated funding needs.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At June 30, 2014, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 82.4% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, an 8.2% investment in municipal debt securities, and a 9.4 % investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 38.4%, or $22.1 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 59.2%, or $34.1 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.4%, or $1.4 million, are unrated. Our investment portfolio does not contain any government sponsored enterprises (“GSE”) preferred securities or any distressed corporate securities that required an other-than-temporary impairment charge as of June 30, 2014.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the second quarter of 2014. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $32,000, and $327.2 million, at June 30, 2014.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$30	$32	$2	$35	$37	$2
Total investment securities held-to-maturity	$30	$32	$2	$35	$37	$2

Available-for-Sale:
Securities of government sponsored enterprises	$61,864	$60,793	$(1,071)	$63,843	$60,789	$(3,054)
Mortgage backed securities (residential)	87,875	87,840	(35)	93,402	90,869	(2,533)
Collateralized mortgage obligations (residential)	119,243	121,052	1,809	135,154	135,653	499
Corporate securities	30,076	30,874	798	38,442	39,530	1,088
Municipal securities	24,732	26,680	1,948	24,700	25,596	896
Total investment securities available-for-sale	$323,790	$327,239	$3,449	$355,541	$352,437	$(3,104)

Holdings of our investment securities decreased to $327.3 million at June 30, 2014, compared with holdings of $352.5 million at December 31, 2013. Total investment securities as a percentage of total assets were 8.9% and 9.7%, at June 30, 2014 and December 31, 2013, respectively. Securities with a total fair value of approximately $302.3 million and $322.4 million, were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, our investment security classified as held-to-maturity, carried at amortized cost, decreased to $30,000, compared with $35,000 at December 31, 2013. Our investment securities classified as available-for-sale, stated at fair values, decreased to $327.2 million at June 30, 2014, from $352.4 million at December 31, 2013. The decrease was a result of $21.7 million in accretion/amortization and principal pay-downs of MBSs and CMOs, a $2.0 million called agency security, and an $8.1 million matured corporate security during the six ended June 30, 2014, offset with a $6.6 million increase in unrealized gains.

As of June 30, 2014, the net unrealized gain in the investment portfolio was $3.4 million, compared to $3.1 million in net unrealized losses at December 31, 2013. The change from an unrealized loss position to an unrealized gain position can be attributed to a decrease in long term Treasury yields at June 30, 2014, compared to rates at December 31, 2013.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $2.92 billion at June 30, 2014, compared to $2.81 billion at December 31, 2013. Net loans as a percentage of total assets increased to 79.4% at June 30, 2014, from 77.7% at December 31, 2013. The increase in net loans is attributable to loan originations that were greater than loan pay-downs during the six months ended June 30, 2014.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	June 30, 2014	December 31, 2013
Construction	$44,598	$40,367
Real estate secured	2,490,728	2,367,530
Commercial and industrial	437,047	449,672
Consumer	13,075	14,694
Gross loans(1)	2,985,448	2,872,263
Unearned Income	(9,346)	(7,864)
Total loans, net of unearned income	2,976,102	2,864,399
Allowance for losses on loans	(52,669)	(53,563)
Net loans	$2,923,433	$2,810,836

Percentage breakdown of gross loans:
Construction	1.5%	1.4%
Real estate secured	83.5%	82.4%
Commercial and industrial	14.6%	15.7%
Consumer	0.4%	0.5%

(1)    Includes loans held-for-sale, which are recorded at the lower of cost or market, of $6.2 million and $47.6 million, at June 30, 2014 and December 31, 2013, respectively.

Construction loans represented 1.5% of our total loan portfolio at June 30, 2014. During the six months ended June 30, 2014, we originated two construction loan totaling $16.1 million. The originations which were offset by loan pay-downs resulted in an increase in construction loans to $44.6 million at the end of the second quarter of 2014, compared to $40.4 million, or 1.4% of gross loans at the end of the fourth quarter of 2013.

Real estate secured loans totaled $2.49 billion at June 30, 2014 and $2.37 billion at December 31, 2013. Real estate secured loans as a percentage of gross loans were 83.5% and 82.4%, at June 30, 2014 and December 31, 2013, respectively. Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding remained relatively unchanged at $159.5 million at June 30, 2014, compared to $159.8 million at December 31, 2013.

Commercial and industrial loans at June 30, 2014 decreased to $437.0 million from $449.7 million at December 31, 2013. Commercial and industrial loans as a percentage of gross loans totaled 14.6% at June 30, 2014, and 15.7% at December 31, 2013. Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio. However, during the six months ended June 30, 2014, we experienced a decline in commercial and industrial loans due to large loan pay-downs.

Consumer loans represented less than 1% of gross loans at both June 30, 2014 and December 31, 2013. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash due to the minimal risk associated with these types of loans. At June 30, 2014, consumer loans declined to $13.1 million, or 0.4% of gross loans, from $14.7 million, or 0.5% of gross loans, at December 31, 2013.

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

A majority of the properties that are collateralized against our loans are located in Southern California. The loans generated by our branch and loan production offices in other states, are generally collateralized by properties in close proximity to those offices.

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at June 30, 2014. The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	June 30, 2014
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$44,598	$—	$—	$44,598
Real estate secured	929,138	1,380,317	181,273	2,490,728
Commercial and industrial	409,762	26,605	680	437,047
Consumer	11,995	1,080	—	13,075
Gross loans	$1,395,493	$1,408,002	$181,953	$2,985,448

Loans with variable interest rates	$1,243,109	$—	$—	$1,243,109
Loans with fixed interest rates	152,384	1,408,002	181,953	1,742,339
Gross loans	$1,395,493	$1,408,002	$181,953	$2,985,448

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At June 30, 2014, the Company had $38.9 million in troubled debt restructured (“TDR”) loans of which $28.7 million were performing in accordance with their modified terms. The remaining $10.2 million in TDR loans were classified as non-performing at June 30, 2014. As such, not all of our TDR loans are classified as non-performing. All of our TDR loans are considered impaired loans. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had 11 OREO properties at June 30, 2014 with a total balance of $6.7 million.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	June 30, 2014	December 31, 2013	June 30, 2013
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$—	$2,471	$5,467
Real estate secured	35,585	33,401	19,964
Commercial and industrial	6,769	1,196	1,224
Consumer	4	—	—
Total non-accrual loans	42,358	37,068	26,655

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	—	168	126
Commercial and industrial	—	—	—
Total loans 90 days or more past due and still accruing	—	168	126

Total non-performing loans	42,358	37,236	26,781

Other real estate owned	6,676	7,600	982
Total non-performing assets, net of SBA guarantee (2)	$49,034	$44,836	$27,763

Non-performing loans as a percentage of total loans	1.42%	1.30%	1.24%

(1)    During the three months ended June 30, 2014, December 31, 2013, and June 30, 2013, interest income on these loans were not included in interest income.

(2)    SBA guaranteed portions totaled $9.1 million, $12.4 million, and $18.2 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Loans are generally placed on non-accrual status when they become 90 days or more past due, unless management believes the loan is adequately collateralized and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

Total NPLs, net of SBA guaranteed portions, totaled $42.4 million, or 1.42% of total loans (gross loans net of deferred fees and costs), at June 30, 2014, compared with $37.2 million, or 1.30% of total loans, at December 31, 2013, and $26.8 million, or 1.24% of total loans, at June 30, 2013. There were no loans past due 90 or more days and still accruing at June 30, 2014. Loans past due 90 days or more and still accruing interest totaled $168,000 at December 31, 2013 and $126,000 at June 30, 2013. Allowance coverage of non-performing loans at June 30, 2014 stood at 124.34%, compared to 143.85% at December 31, 2013, and 205.13% at June 30, 2013.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2014 and June 30, 2013. Additional income of approximately $264,000 and $683,000 would have been recorded during the three months and six months ended June 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $254,000 and $453,000 would have been recorded during the three months and six months ended June 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At June 30, 2014, the balance of non-accrual TDR loans totaled $10.2 million, and TDRs performing in accordance with their modified terms totaled $28.7 million. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million.

At June 30, 2014, the balance of total TDR loans, net of SBA guaranteed portions, totaled $38.9 million, compared to $36.2 million at December 31, 2013. TDR loan inflows totaled $836,000 and $5.8 million during the three and six months ended June 30, 2014, respectively. TDR outflows during the three and six months ended June 30, 2014 totaled $2.1 million and $3.1 million, respectively.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made on the outstanding loan portfolio are credited to the allowance for loan losses, whereas charges related to loan commitments are credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled “Provision for Losses on Loans and Loan Commitments”.

The allowance for loan losses is comprised of two components, SVA or allowance on impaired loans that are individually evaluated, and GVA, which is the combination of loss rates based on historical experience and QA, or estimated losses from factors not captured by historical experience. Management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

To establish an adequate allowance, we must be able to recognize when loans have become a problem, or may become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

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

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program that produces historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net loan charge-offs for the second quarter of 2014 totaled $795,000, compared to $3.6 million for the second quarter of 2013. Total net charge-offs for the second quarter of 2014 was comprised of $196,000 in real estate secured net loan net charge-offs, $613,000 in commercial and industrial loan net charge-offs, and $14,000 in consumer loan net recoveries. Annualized net charge-offs to average total loans for the second quarter of 2014 was 0.11%. Total net charge-offs for the second quarter of 2013 was comprised of $3.3 million in real estate secured net loan charge-offs, $313,000 in commercial and industrial loan net charge-offs, and $1,000 in consumer loan net recoveries. Annualized net charge-offs to average net loans for the second quarter of 2013 was 0.69%.

The allowance for loan losses at June 30, 2014 totaled $52.7 million, compared to $53.6 million at December 31, 2013. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2014 was 1.77%, and was 1.90% at the end of the fourth quarter of 2013. General valuation allowance at June 30, 2014 totaled $43.5 million, or 82.6% of total allowance for loan losses, and SVA on impaired loans totaled $9.2 million, or 17.4% of the total allowance. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $28.5 million June 30, 2014. At December 31, 2013, GVA totaled $49.8 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses. QA at the end of the fourth quarter of 2013 totaled $20.4 million.

The total GVA at June 30, 2014 declined $6.3 million compared to December 31, 2013. The decrease is largely due the declining trend in net charge-offs, or losses on loans, experienced during recent quarters. This has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-offs periods are dropping out of our historical horizon and more recent low levels of net charge-off are taking their place resulting in lower loss rates in most of the Company’s loan categories. Loss rates for real estate secured loans declined the most during the six months ended June 30, 2014. This reduction offset by an increase in QA was responsible for the decline in overall GVA.

Although historical loss rate declined during the six months ended June 30, 2014, with uncertainty in our current economic environment and increase in non-performing and delinquent loans, the QA portion of the allowance increased at June 30, 2014 compared to December 31, 2013. The QA portion of the allowance increased $8.1 million to $28.5 million at June 30, 2014, compared to $20.4 million at December 31, 2013. Total SVA portion of our allowance experienced an increase of $5.4 million during the six months ended June 30, 2014. The increase in SVA was largely attributable to two loans impaired for a total $4.9 million during the first half of 2014.

Allowance for loan commitments at June 30, 2014 totaled $1.1 million, unchanged from December 31, 2013. At June 30, 2014, commitments to extend credit totaled $350.3 million, compared to $348.4 million at December 31, 2013. Total commitments to extend credit increased by $1.9 million during the first half of 2014, but total allowance for loan commitments remained the same.

Although management believes our allowance for loan losses at June 30, 2014 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit  for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
Balances:	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Allowance for loan losses:
Balances at beginning of period	$53,464	$58,577	$53,563	$63,285

Charge-offs: *
Real estate secured	782	3,668	1,454	8,073
Commercial and industrial	1,021	746	1,985	1,929
Consumer	—	—	1	1
Total charge-offs	1,803	4,414	3,440	10,003

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	586	340	1,614	555
Commercial and industrial	408	433	918	1,091
Consumer	14	1	14	9
Total recoveries	1,008	774	2,546	1,655

Net loan charge-offs	795	3,640	894	8,348

Provision for losses on loans	—	—	—	—
Balances at end of period	$52,669	$54,937	$52,669	$54,937

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,023	$1,061	$1,023
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,061	$1,023	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.11%	0.67%	0.06%	0.78%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.77%	2.62%	1.77%	2.62%
Net loan charge-offs to allowance for loan losses at end of period	1.51%	6.63%	1.70%	15.20%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

*    Charge-off amount for the three months ended June 30, 2014 includes net charge-offs of covered loans amounting to $1.8 million which represents gross covered loan charge-offs of $1.3 million plus $530,000 in the reversal of FDIC receivable portions.

*   Charge-off amount for the six months ended June 30, 2014 includes net charge-offs of covered loans amounting to $3.4 million, which represents gross covered loan charge-offs of $3.6 million less net FDIC receivable portions totaling $238,000.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest):

	June 30, 2014
(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$140,001	$10,433	$—	$—	$292	$150,726
Junior Subordinated Debentures	322	—	—	82,476	(10,811)	71,987
Operating Leases	6,739	10,348	6,997	4,627	—	28,711
Investments in Affordable Housing Partnerships	5,246	2,425	106	186	—	7,963
Time Deposits	997,523	94,169	4,792	77	791	1,097,352
Total	$1,149,831	$117,375	$11,895	$87,366	$(9,728)	$1,356,739

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At June 30, 2014 and December 31, 2013, we had commitments to extend credit of $350.3 million and $348.4 million, respectively. Obligations under standby letters of credit totaled $14.3 million and $8.7 million at June 30, 2014 and December 31, 2013, respectively. Total commercial letters of credit totaled $14.3 million at June 30, 2014 and $12.8 million at December 31, 2013. Commitments to fund investments in affordable housing partnerships totaled $8.0 million at the end of the second quarter of 2014, compared to $10.2 million at the end of the fourth quarter of 2013. Operating lease commitments totaled $28.7 million at the end of the second quarter of 2014, and $23.8 million at the end of the fourth quarter of 2013.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $69,000 at June 30, 2014 and $250,000 at both December 31, 2013 and June 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans originations and investment purchases. Total deposits increased to $2.96 billion at June 30, 2014, compared with $2.87 billion at December 31, 2013. Non-time deposits at June 30, 2014 increased to $1.86 billion, from $1.76 billion at December 31, 2013, and time deposits decreased to $1.09 billion at June 30, 2014, from $1.11 billion at December 31, 2013.

The increase in deposits of $84.5 million, from December 31, 2013 to June 30, 2014, was primarily attributable to an increase in demand deposit accounts of $112.9 million and an increase in savings of $7.7 million, during the six months ended June 30, 2014. The increases were offset by a decline in time deposits of $21.5 million and a decline in money market and NOW accounts of $14.6 million during the first half of 2014.

The average rate paid on time deposits in denominations of $100,000 or more for the second quarter of 2014 remained at 0.60%, unchanged from the same period of the prior year. The average rate paid on other time deposits decreased from 0.78% for the second quarter of 2013, to 0.77% for the second quarter of 2014. The average rate paid on money market, savings, and NOW accounts also decreased from 0.77% for second quarter of 2013, to 0.75% for the second quarter of 2014. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits declined from 0.51% for the quarter ended June 30, 2013, to 0.48% for the quarter ended June 30, 2014.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	For the Three Months Ended,
	June 30, 2014		December 31, 2013		June 30, 2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$870,200	N/A	$639,957	N/A	$614,221	N/A
Savings deposits	120,274	1.48%	630,050	0.63%	101,263	1.77%
NOW deposits	34,812	0.18%	27,656	0.20%	27,915	0.20%
Money market deposits	770,512	0.66%	103,102	1.75%	617,837	0.63%
Time deposits of $100,000 or more	865,110	0.60%	658,483	0.65%	586,136	0.60%
Other time deposits	235,907	0.77%	225,900	0.80%	223,256	0.78%
Total deposits	$2,896,815	0.48%	$2,285,148	0.53%	$2,170,628	0.51%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at June 30, 2014 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

June 30, 2014
Three months or less	$453,819
Over three months through six months	84,785
Over six months through twelve months	238,765
Over twelve months	79,312
Total	$856,681

At June 30, 2014, we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 7.5% of our total deposits at June 30, 2014, and 7.7% of our total deposits at December 31, 2013.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered deposits totaling $19.7 million at June 30, 2014, and $43.6 million in brokered deposits at December 31, 2013. The decline in brokered time deposits was due to the maturity of a $29.8 million brokered deposit in the first quarter of 2014. Continued reduction in deposit interest rates helped to reduce our cost of deposits during the three months ended June 30, 2014. However, as competition for deposits increases in our market, to improve our net interest margin, as well as to maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are our the primary source for funding loans, investing activities, and for other general business purposes, we may from time to time obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At June 30, 2014, the Company had $150.3 million in FHLB advances outstanding.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, the credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at June 30, 2014 and December 31, 2013 totaled $490.2 million and $591.7 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $248.5 million and $247.6 million at June 30, 2014 and December 31, 2013, respectively. Our liquidity levels measured as the percentage of liquid assets to total assets was 13.3% and 16.4%, at June 30, 2014 and December 31, 2013, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at June 30, 2014 and December 31, 2013 were 6.6% and 9.5%, respectively.

Our primary source of liquidity is derived from our core operating activity of accepting customer deposits. This funding source is augmented by payments of principal and interest on loans, the routine pay-down and liquidation of securities from the available-for-sale portfolio, and liquidation of loans held-for-sale. Government programs may influence deposit behavior and ultimately our liquidity position. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At June 30, 2014, our borrowing capacity with the FHLB of San Francisco was $906.9 million, with $140.0 million in outstanding borrowings, leaving $766.9 million in available capacity. We also had $10.0 million in outstanding advances at the FHLB of New York, with no additional borrowing capacities available at June 30, 2014. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At June 30, 2014, the availability of these lines totaled $107.2 million, with no outstanding borrowings.

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

As of June 30, 2014, we qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory Adequately-	Regulatory Well-	Capital Ratios as of:
	Capitalized	Capitalized	June 30, 2014		December 31, 2013		June 30, 2013
Wilshire Bancorp & Wilshire Bank:	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	16.31%	15.57%	16.05%	15.03%	20.00%	18.93%
Tier I capital to risk-weighted assets	4.00%	6.00%	15.05%	14.32%	14.79%	13.77%	18.73%	17.66%
Tier I capital to average quarterly assets	4.00%	5.00%	12.89%	12.27%	13.44%	12.51%	14.67%	13.35%

 At June 30, 2014, the Company’s Tier 1 capital totaled $456.1 million, compared to $434.2 million at December 31, 2013, and $404.1 million at June 30, 2013. At the Bank level, Tier 1 capital totaled $433.5 million at June 30, 2014, compared to $404.2 million at December 31, 2013, and $380.4 million at June 30, 2013.

During the second quarter of 2013, the Company’s Board of Directors approved the reinstatement of the Company’s quarterly dividend of $0.03 cents per common share. The Board of Directors subsequently approved an increase in quarterly dividends to $0.05 cents per common share starting with the dividend payable on April 15, 2014.

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

Interest rate risk management involves development, analysis, implementation, and monitoring of earnings to provide stable income and capital levels during periods of changing interest rates. In the management of interest rate risk, we utilize gap analysis and simulation modeling to determine the sensitivity of net interest income and economic value of equity (“EVE”). These techniques are complementary and are used together to provide a more accurate measurement of interest rate risk.

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

Although the interest rate sensitivity gap is a useful measurement tool and contributes to effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Management Committee also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and EVE to interest rate changes. The EVE is defined as the net present value of an institution’s existing assets less liabilities. The simulation model captures all assets and liabilities, and accounts for significant variables that are believed to be affected by interest rates. These variables include prepayment speeds on loans and securities, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100, 200 and 300 basis points would result in a small increase in our net interest income but lower our EVE. An increase in interest rates would result in increasing net interest income, while EVE would decline as interest rates rise above 200 basis points. This is mainly due to negative convexity as securities and longer term assets tend to lose value at an increasing rate as interest rates rise. Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at June 30, 2014 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2014
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,300,075	$95,418	$1,408,002	$181,953	$2,985,448
Investment securities	22,379	17,505	146,654	140,731	327,269
Deposits at other institutions	11,250	2,009	7,250	—	20,509
Federal funds sold and other cash equivalents	55,534	—	—	—	55,534
Total	$1,389,238	$114,932	$1,561,906	$322,684	$3,388,760

Interest-bearing liabilities:
Savings deposits	$122,664	$—	$—	$—	$122,664
Time deposits of $100,000 or more	453,819	323,550	79,312	—	856,681
Other time deposits	73,976	142,659	18,630	70	235,335
Other interest-bearing deposits	796,324	—	—	—	796,324
FHLB advances	140,000	—	10,260	—	150,260
Junior Subordinated Debenture	71,665	—	—	—	71,665
Total	$1,658,448	$466,209	$108,202	$70	$2,232,929

Interest rate sensitivity gap	$(269,210)	$(351,277)	$1,453,704	$322,614	$1,155,831
Cumulative interest rate sensitivity gap	$(269,210)	$(620,487)	$833,217	$1,155,831
Cumulative interest rate sensitivity gap ratio (based on total assets)	-7.31%	-16.86%	22.63%	21.40%	31.40%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of June 30, 2014. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

June 30, 2014
Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	13.09%	-2.99%
+300	9.41%	-1.16%
+200	6.01%	0.99%
+100	2.73%	1.48%
0	0.00%	0.00%
- 100	1.17%	-5.92%
- 200	0.40%	-16.73%
- 300	0.31%	-22.53%

Our strategies in protecting both net interest income and EVE from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits us to purchase rate caps, floors, and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $69,000 at June 30, 2014 and $250,000 at both December 31, 2013 and June 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.	Risk Factors

No material changes from previous disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 4, 2014	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows, for the six months ended June 30, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.