Form 10-Q
period 2014-09-30
WILSHIRE BANCORP INC
filed 2014-11-04
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

The number of shares of Common Stock of the registrant outstanding at October 31, 2014 was 78,307,100.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I.  FINANCIAL INFORMATION

Item 1.                                                         Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$173,586	$124,064
Federal funds sold and other cash equivalents	21	46,590
Cash and cash equivalents	173,607	170,654

Deposits held in other financial institutions	9,000	21,019
Securities available-for-sale, at fair value (amortized cost of $363 million and $356 million at September 30, 2014 and December 31, 2013, respectively)	365,866	352,437
Securities held-to-maturity, at amortized cost (fair value of $30 thousand and $37 thousand at September 30, 2014 and December 31, 2013, respectively)	28	35
Loans receivable (net of allowance for loan losses of $53 million and $54 million at September 30, 2014 and December 31, 2013, respectively)	3,108,829	2,763,279
Loans held-for-sale, at the lower of cost or fair value	16,236	47,557
Federal Home Loan Bank (“FHLB”) stock, at cost	16,539	15,983
Other real estate owned (“OREO”)	6,565	7,600
Due from customers on acceptances	10,350	1,517
Cash surrender value of bank owned life insurance	22,945	22,519
Investments in affordable housing partnerships	45,017	43,316
Bank premises and equipment	12,380	13,862
Accrued interest receivable	8,324	8,350
Deferred income taxes	27,656	39,672
Servicing assets	17,927	16,108
Goodwill	67,473	67,528
Core deposits intangibles	4,415	5,224
FDIC loss-share indemnification asset	—	4,856
Other assets	22,641	16,219
TOTAL	$3,935,798	$3,617,735

LIABILITIES:
Deposits:
Non-interest bearing	$914,667	$832,152
Interest bearing:
Savings	125,872	114,951
Money market and NOW accounts	803,699	810,878
Time deposits of $100,000 or more	1,092,058	869,337
Other time deposits	249,058	244,192
Total deposits	3,185,354	2,871,510

FHLB advances	150,000	190,325
Junior subordinated debentures	71,722	71,550
Commitments to fund investments in affordable housing partnerships	11,307	10,237
Accrued interest payable	2,249	2,418
Bank acceptances outstanding	10,350	1,517
Other liabilities	29,108	30,760
Total liabilities	3,460,090	3,178,317

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at September 30, 2014 and December 31, 2013	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,306,839 and 78,061,307 shares at September 30, 2014 and December 31, 2013, respectively	231,715	229,836
Accumulated other comprehensive income (loss), net of tax	3,223	(23)
Retained earnings	240,770	209,605
Total shareholders’ equity	475,708	439,418

TOTAL	$3,935,798	$3,617,735

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013

INTEREST INCOME:
Interest and fees on loans	$39,217	$27,913	$114,311	$81,768
Interest on investment securities	2,018	1,879	6,142	5,347
Interest on federal funds sold and other earning assets	91	148	334	437
Total interest income	41,326	29,940	120,787	87,552

INTEREST EXPENSE:
Interest on deposits	3,981	2,923	11,143	8,522
Interest on FHLB advances and other borrowings	146	38	287	181
Interest on junior subordinated debentures	431	283	1,287	847
Total interest expense	4,558	3,244	12,717	9,550

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,768	26,696	108,070	78,002

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,768	26,696	108,070	78,002

NON-INTEREST INCOME:
Service charges on deposit accounts	3,268	2,791	9,588	8,410
Net gain on sale of loans	2,418	2,814	11,434	9,435
Loan-related servicing fees	1,303	1,173	4,774	3,866
Gain on sale or call of securities	—	—	—	15
Other income	2,609	1,054	5,532	3,143
Total non-interest income	9,598	7,832	31,328	24,869

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,261	8,830	37,365	27,183
FDIC loss-share indemnification impairment	—	—	597	—
Occupancy and equipment	3,311	2,061	9,986	6,139
Regulatory assessment fee	530	336	1,707	980
Loss on investments in affordable housing partnerships	1,095	1,110	3,299	2,753
Data processing	1,210	623	2,968	1,881
Professional fees	917	1,608	2,297	3,638
Amortization of core deposit intangibles	263	70	809	210
Merger related costs	—	—	3,577	—
Other operating expenses	3,652	3,199	11,441	9,419
Total non-interest expense	23,239	17,837	74,046	52,203

INCOME BEFORE INCOME TAXES	23,127	16,691	65,352	50,668
INCOME TAX PROVISION	7,998	5,357	22,446	16,206
NET INCOME	$15,129	$11,334	$42,906	$34,462

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.19	$0.16	$0.55	$0.49
Diluted	$0.19	$0.16	$0.55	$0.48

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,302,251	70,742,136	78,229,069	70,992,117
Diluted	78,619,592	71,045,994	78,575,728	71,193,058

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$15,129	$11,334	$42,906	$34,462

UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(1,069)	(1,165)	5,484	(8,263)
Reclassification adjustment for gains realized in net income	—	—	—	(15)
Unrealized (losses) gains on securities available-for-sale after reclassification	(1,069)	(1,165)	5,484	(8,278)
Less income tax (benefit) expense	(450)	(489)	2,257	(3,477)
Net change in net unrealized gains (losses) on securities available-for-sale	(619)	(676)	3,227	(4,801)

UNREALIZED (LOSSES) GAINS ON INTEREST-ONLY STRIP:
Net unrealized (losses) gains on interest-only strips arising during the period	(27)	3	(34)	33
Less income tax (benefit) expense	(11)	1	(15)	14
Net unrealized changes in net (losses) gains on interest-only strips	(16)	2	(19)	19

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	13	10	38	(114)
Less income tax expense	—	—	—	—
Net changes to BOLI unrecognized prior service cost	13	10	38	(114)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(622)	$(664)	$3,246	$(4,896)

TOTAL COMPREHENSIVE INCOME	$14,507	$10,670	$46,152	$29,566

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2013	71,295,144	$164,790	$6,811	$170,816	$342,417
Stock options exercised	126,287	513			513
Stock repurchased	(651,412)	(4,287)			(4,287)
Cash dividend declared or accrued:
Common stock ($0.06 per share)				(4,245)	(4,245)
Share-based compensation expense		352			352
Net income				34,462	34,462
Other comprehensive loss			(4,896)		(4,896)
BALANCE—September 30, 2013	70,770,019	$161,368	$1,915	$201,033	$364,316

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	173,582	860			860
Restricted stock granted and vested	71,950	249			249
Cash dividend declared or accrued:
Common stock ($0.15 per share)				(11,733)	(11,733)
Stock dividend declared or accrued				(8)	(8)
Share-based compensation expense		521			521
Tax benefit from stock options exercised		249			249
Net income				42,906	42,906
Other comprehensive income			3,246		3,246
BALANCE—September 30, 2014	78,306,839	$231,715	$3,223	$240,770	$475,708

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,906	$34,462
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	1,270	2,254
Depreciation of bank premises and equipment	2,784	1,708
Accretion of discount on acquired loans	(8,587)	(454)
FDIC loss-share indemnification asset impairment	597	—
Amortization and accretion of liabilities acquired from acquisitions	(1,162)	—
Amortization of core deposit intangibles	809	210
Provision (credit) for losses on other real estate owned	268	(24)
Deferred tax expense	9,773	4,388
Loss (gain) on disposition of bank premises and equipment	76	(2)
Net realized gain on sale of loans	(11,434)	(9,435)
Proceeds from sale of loans held-for-sale	132,391	609,067
Origination of loans held-for-sale	(94,221)	(512,378)
Net realized gain on sale or call of available-for-sale securities	—	(15)
Change in unrealized appreciation on servicing assets	694	241
Disposition of servicing rights	915	250
Net realized gain on sale of other real estate owned	(26)	(157)
Gain on sale of repossessed assets	(20)	—
Share-based compensation expense	770	352
Change in cash surrender value of life insurance	(426)	(449)
Servicing assets capitalized	(3,429)	(2,402)
Decrease in accrued interest receivable	26	417
Loss on investments in affordable housing partnerships	3,299	2,753
Increase in other assets	(4,574)	(7,583)
FHLB stock cash dividend	858	347
Decrease in accrued interest payable	(169)	(229)
(Decrease) increase in other liabilities	(3,673)	6,864
Net cash provided by operating activities	69,715	130,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	7	12
Purchase of securities available-for-sale	(61,099)	(71,377)
Proceeds from principal repayment of securities available-for-sale	51,885	67,640
Net decrease in interest-bearing deposits in other financial institutions	12,019	—
Net increase in loans receivable	(335,968)	(198,711)
Payment of FDIC loss-share indemnification	2,786	1,792
Proceeds from sale of other loans	980	488
Proceeds from sale of other real estate owned	3,170	1,985
Proceeds from sale of repossessed assets	84	—
Purchases of investments in affordable housing partnerships	(3,929)	(6,087)
Purchases of bank premises and equipment	(928)	(539)
Purchases of bank owned life insurance	—	(710)
Redemption of FHLB stock	450	158
Purchase of FHLB stock	(1,006)	(1,348)
Net cash used in investing activities	(331,549)	(206,697)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$860	$513
Cash paid for stock repurchases	—	(4,287)
Tax benefit from exercise of stock option	249	—
Payment of cash dividend on common stock	(10,167)	(2,121)
Increase in Federal Home Loan Bank advances	50,000	20,000
Repayment of FHLB advances	(90,000)	(50,000)
Net increase in deposits	313,845	86,808
Net cash provided by financing activities	264,787	50,913

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,953	(25,599)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	170,654	173,500
CASH AND CASH EQUIVALENTS — END OF PERIOD	$173,607	$147,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,886	$9,779
Income taxes paid	$13,189	$16,173
Income tax refunds received	$393	$2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$2,609	$726
Loans transferred to held-for-sale from loans receivable	$180	$1,188
Loans transferred to loans receivable from held-for-sale	$3,783	$114
Other assets transferred to bank premises and equipment	$450	$1,067
Common stock cash dividend declared, but not paid	$3,916	$2,124

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.               Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has 36 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 4 loan production offices, or “LPOs”, located in California, Colorado, Georgia, and Washington, which are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program.

Note 2.               Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2014 and December 31, 2013, statements of operations and statements of comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013, and the statements of shareholders’ equity and statements of cash flows for the nine months ended September 30, 2014 and September 30, 2013. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

The acquisitions of BankAsiana and Saehan Bancorp which were completed during the fourth quarter of 2013, were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan Bancorp.  The resulting net adjustments to goodwill totaled ($55,000).  Prior period financials will not be adjusted due to the immaterial nature of adjustment amount.

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

On November 20, 2013, the Company acquired Saehan Bancorp, Inc. (“Saehan Bancorp”) for approximately $118.2 million. Pursuant to the merger agreement, holders of Saehan Bancorp common stock had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan Bancorp common stock. As a result, 7.2 million shares of the Company’s common stock were issued to former Saehan shareholders at $9.40 per share at the date of the acquisition for a total value of $67.8 million. In addition to the stock consideration, Saehan shareholders also received total cash consideration of $50.4 million. Saehan Bancorp was headquartered in Los Angeles, California and its main subsidiary, Saehan Bank operated ten branches all located in Southern California, and two LPO offices located in the states of Washington and New York.

The acquisition of BankAsiana helped to expand our market presence on the East Coast. The customer base and locations of BankAsiana’s branches had significant overlap when compared to the Company’s East Coast customer base and branch locations. Saehan Bancorp also had a similar customer base and operated in the same markets of our Southern California operations. Both acquisitions had the potential for large cost savings synergies with consolidation and the potential for future growth. With the Company’s level of excess capital at the time, the acquisitions fit well into the Company’s growth strategy. The total fair value of assets acquired from BankAsiana and Saehan were $204.1 million and $589.1 million, respectively. We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million for the acquisition of Saehan Bancorp. Total goodwill of $60.8 million from these two acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations, strengthening the Company’s presence in existing markets. Goodwill is not amortized for book purposes and is not tax deductible.

The acquisitions were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan Bancorp.  The resulting net adjustments to goodwill were not material.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of September 30, 2014 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Loans held-for-sale (excluding impaired loans held-for-sale) — SBA loans and mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing parties. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

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

Other real estate owned (“OREO”) — OREO are measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with Level 3 measurement inputs.

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

FDIC loss-share indemnification asset — The fair value of the Federal Deposit Insurance Corporation (“FDIC”) loss-share indemnification asset was estimated by discounting the estimated future cash flows using current market rates for financial instruments with similar characteristics resulted in a Level 3 classification. With the expiration of the loss-share agreement with the FDIC on June 30, 2014, the Company no longer has a FDIC indemnification asset balance.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at September 30, 2014 and December 31, 2013:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$90,672	$—	$90,672	$—
Mortgage-backed securities (residential)	84,808	—	84,808	—
Collateralized mortgage obligations (residential)	143,054	—	143,054	—
Corporate securities	20,645	—	20,645	—
Municipal bonds	26,687	—	26,687	—
Servicing assets	17,927	—	—	17,927

	Fair Value Measurements Using:
As of December 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$60,789	$—	$60,789	$—
Mortgage-backed securities (residential)	90,869	—	90,869	—
Collateralized mortgage obligations (residential)	135,653	—	135,653	—
Corporate securities	39,530	—	39,530	—
Municipal bonds	25,596	—	25,596	—
Servicing assets	16,108	—	—	16,108

Servicing assets measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, is presented in the table below with a summary of changes in fair value for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Servicing Assets:
Balance at beginning of period	$18,168	$11,040	$16,108	$9,610
Net realized losses in net income	(730)	(235)	(694)	(241)
Net purchases, sales, and settlement	489	768	2,513	2,204
Transfers in or out of Level 3	—	—	—	—
Balance at end period	$17,927	$11,573	$17,927	$11,573

Net cumulative unrealized loss in AOCI	$—	$—	$—	$—

We had no transfers between Level 1, 2, or 3 during the quarters ended September 30, 2014, December 31, 2013, and September 30, 2013 or during the nine months ended September 30, 2014 and September 30, 2013.

The following tables represent the aggregate balance of assets measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013, and the total losses resulting from these fair value adjustments for the three months ended September 30, 2014 and December 31, 2013:

As of September 30, 2014

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Nine Months Ended
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$4,032	$4,032	$(86)	$(475)
Residential Real Estate	—	—	272	272	(179)	(179)
OREO:
Commercial Real Estate	—	—	6,565	6,565	—	(268)
Residential Real Estate	—	—	—	—	—	—
Total	$—	$—	$10,869	$10,869	$(265)	$(922)

As of December 31, 2013

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Twelve Months Ended
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$9,330	$9,330	$(6,134)
Residential Real Estate	—	—	649	649	(72)
OREO:
Commercial Real Estate	—	—	4,866	4,866	(26)
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	800	800	(769)
Total	$—	$—	$15,645	$15,645	$(7,001)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at September 30, 2014 and December 31, 2013 are presented in the tables below:

As of September 30, 2014

				Range /
(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Servicing assets	$17,927	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.9% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	4,032	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	51.5%
Residential Real Estate	272	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	45.6%
OREO:
Commercial Real Estate	6,565	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	13.4%

As of December 31, 2013

				Range /
(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Weighted Average
Servicing assets	$16,108	Discounted cash flow	Discount rate	4.5% - 7.8%
			Constant prepayment rate	10.1% - 10.9%
Collateral dependent impaired loans:
Commercial Real Estate	9,330	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	54.6%
Residential Real Estate	649	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	50.1%
OREO:
Commercial Real Estate	4,866	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	15.1%
Impaired Loans Held-For-Sale:
Commercial Real Estate	800	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.9%

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The table below is a summary of fair value estimates at September 30, 2014 and December 31, 2013, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		September 30, 2014		December 31, 2013
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	Level 1	$173,586	$173,586	$124,064	$124,064
Federal funds sold	Level 1	21	21	46,590	46,590
Deposits held in other financial institutions	Level 1	9,000	9,000	21,019	21,019
Investment securities available-for-sale	Level 2	365,866	365,866	352,437	352,437
Investment securities held-to-maturity	Level 2	28	30	35	37
Loans receivable, net of allowance	Level 3	3,108,829	3,117,898	2,763,279	2,752,556
Loans held-for-sale	Level 2	16,236	17,501	47,557	52,169
FHLB stock	N/A	16,539	N/A	15,983	N/A
Accrued interest receivable	Level 2/3	8,324	8,324	8,350	8,350
FDIC loss-share indemnification asset	Level 3	—	—	4,856	4,856
Due from customer on acceptances	Level 1	10,350	10,350	1,517	1,517

Liabilities:
Non-interest bearing deposits	Level 1	$914,667	$914,667	$832,152	$832,152
Interest-bearing deposits	Level 2	2,270,687	2,229,976	2,039,358	1,993,563
Junior subordinated debentures	Level 2	71,722	65,805	71,550	66,186
Short-term FHLB advances	Level 1	100,000	100,000	180,000	180,000
Long-term FHLB advances	Level 2	50,000	48,118	10,325	10,238
Accrued interest payable	Level 1/2	2,249	2,249	2,418	2,418
Bank acceptances outstanding	Level 1	10,350	10,350	1,517	1,517

Note 5.               Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gain and loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$28	$30	$—	$2	$2
Total investment securities held-to-maturity	$28	$30	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$91,876	$90,672	$(1,225)	$21	$(1,204)
Mortgage backed securities (residential)	84,965	84,808	(862)	705	(157)
Collateralized mortgage obligations (residential)	142,057	143,054	(1,130)	2,127	997
Corporate securities	19,999	20,645	—	646	646
Municipal securities	24,589	26,687	—	2,098	2,098
Total investment securities available-for-sale	$363,486	$365,866	$(3,217)	$5,597	$2,380

	As of December 31, 2013
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$37	$—	$2	$2
Total investment securities held-to-maturity	$35	$37	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$63,843	$60,789	$(3,054)	$—	$(3,054)
Mortgage backed securities (residential)	93,402	90,869	(3,062)	529	(2,533)
Collateralized mortgage obligations (residential)	135,154	135,653	(1,666)	2,165	499
Corporate securities	38,442	39,530	—	1,088	1,088
Municipal securities	24,700	25,596	(58)	954	896
Total investment securities available-for-sale	$355,541	$352,437	$(7,840)	$4,736	$(3,104)

There were no realized gains or losses on calls or sales of securities during the three or nine months ended September 30, 2014 and the three months ended September 30, 2013. Realized gain for the nine months ended September 30, 2013 totaled $15,000. Securities with a total fair value of approximately $340.2 million and $322.4 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2014 and December 31, 2013, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities):

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

At September 30, 2014

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$28	$—	$—	$28
Total investment securities held-to-maturity	$—	$28	$—	$—	$28

Available-for-Sale:
Securities of government sponsored enterprises	$1,001	$22,875	$66,796	$—	$90,672
Mortgage backed securities (residential)	5,846	1,837	1,588	75,537	84,808
Collateralized mortgage obligations (residential)	7,521	135,533	—	—	143,054
Corporate securities	13,018	7,627	—	—	20,645
Municipal securities	921	1,899	3,420	20,447	26,687
Total investment securities available-for-sale	$28,307	$169,771	$71,804	$95,984	$365,866

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$44,719	$(217)	$36,991	$(1,008)	$81,710	$(1,225)
Mortgage-backed securities (residential)	3,996	(17)	52,416	(845)	56,412	(862)
Collateralized mortgage obligations (residential)	39,638	(263)	23,720	(867)	63,358	(1,130)
Total investment securities	$88,353	$(497)	$113,127	$(2,720)	$201,480	$(3,217)

	As of December 31, 2013
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal securities	1,039	(58)	—	—	1,039	(58)
Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

Credit-related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of operations and declines related to all other factors are reflected in other comprehensive income (loss), net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Management determined that any individual unrealized loss as of September 30, 2014 and December 31, 2013 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) instruments and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored and federal agencies and therefore rated “Aaa/AAA.”  We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At September 30, 2014, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. There were no unrealized losses on our municipal and corporate securities at September 30, 2014.

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

The following table shows the carrying amount of loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp, as well as legacy Wilshire loans:

	At September 30, 2014
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$3,756	$—	$37,650	$41,406
Real estate secured loans	43,813	108,266	318,920	2,135,024	2,606,023
Commercial and industrial	2,830	24,379	20,800	479,520	527,529
Consumer loans	—	1	833	12,008	12,842
Gross Loans	46,643	136,402	340,553	2,664,202	3,187,800
Unearned Income	—	—	—	(9,619)	(9,619)
Total Loans	46,643	136,402	340,553	2,654,583	3,178,181
Allowance For Loan Losses	(1,380)	(866)	(694)	(50,176)	(53,116)
Net Loans	$45,263	$135,536	$339,859	$2,604,407	$3,125,065

Held-for-sale loans included above	$—	$—	$—	$16,236	$16,236

	At December 31, 2013
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$5,030	$—	$35,337	$40,367
Real estate secured loans	71,493	117,050	341,002	1,837,985	2,367,530
Commercial and industrial	6,316	39,550	36,356	367,450	449,672
Consumer loans	3	10	2,376	12,305	14,694
Gross Loans	77,812	161,640	379,734	2,253,077	2,872,263
Unearned Income	—	—	—	(7,864)	(7,864)
Total Loans	77,812	161,640	379,734	2,245,213	2,864,399
Allowance For Loan Losses	(3,943)	—	—	(49,620)	(53,563)
Net Loans	$73,869	$161,640	$379,734	$2,195,593	$2,810,836

Held-for-sale loans included above	$—	$2,052	$—	$45,505	$47,557

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

The following table represents the carrying balances, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at September 30, 2014, December 31, 2013, and September 30, 2013. The unpaid principal balance, before discount, of ASC 310-30 loans was $12.3 million at September 30, 2014, $14.9 million at December 31, 2013, and $1.7 million at September 30, 2013.

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Non-ASC 310-30 loans	$522,017	$616,500	$87,015
ASC 310-30 loans	1,581	2,686	734
Total outstanding acquired loan balance	523,598	619,186	87,749
Allowance related to acquired loans	(2,940)	(3,943)	(3,961)
Carrying amount, net of allowance	$520,658	$615,243	$83,788

The following table represents by loan segment, the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Breakdown of ASC 310-30 loans:
Real estate secured	$1,504	$2,254	$624
Commercial & industrial	77	432	110
Total ASC 310-30 loans	$1,581	$2,686	$734

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three and nine months ended September 30, 2014 and September 30, 2013, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2014

Balance at beginning of period	$27,882	$2,819	$34,201	$3,448
Discount accretion income recognized	(3,094)	(48)	(8,587)	(454)
Disposals related to charge-offs	(86)	(317)	(912)	(540)
Balance at end of period	$24,702	$2,454	$24,702	$2,454

The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2014

Balance at beginning of period	$25,610	$2,646	$31,450	$3,275
Discount accretion income recognized	(2,801)	(48)	(8,211)	(454)
Disposals related to charge-offs	(54)	(317)	(484)	(540)
Balance at end of period	$22,755	$2,281	$22,755	$2,281

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balances:
Allowance for loan losses:
Balances at beginning of period	$52,669	$54,937	$53,563	$63,285

Charge-offs:
Real estate secured	1,161	2,438	2,615	10,511
Commercial and industrial	614	764	2,599	2,693
Consumer	—	—	1	1
Total charge-offs	1,775	3,202	5,215	13,205

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	1,688	148	3,302	703
Commercial and industrial	534	510	1,452	1,601
Consumer	—	4	14	13
Total recoveries	2,222	662	4,768	2,317

Net loan charge-offs	(447)	2,540	447	10,888

Provision for losses on loans	—	—	—	—
Balances at end of period	$53,116	$52,397	$53,116	$52,397

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,023	$1,061	$1,023
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,061	$1,023	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	-0.06%	0.46%	0.02%	0.67%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.67%	2.38%	1.67%	2.38%
Net loan charge-offs to allowance for loan losses at end of period	-0.84%	4.85%	0.84%	20.78%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2014			December 31, 2013
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$493	$41,406	1.19%	$814	$40,367	2.02%
Real estate secured	37,098	2,595,906	1.43%	41,401	2,332,121	1.78%
Commercial and industrial	15,394	521,410	2.95%	11,238	437,524	2.57%
Consumer	131	12,842	1.02%	110	14,694	0.75%
Total Gross Loans Receivable *	$53,116	$3,171,564	1.67%	$53,563	$2,824,706	1.90%

* Held-for-sale loans of $16.2 million and $47.6 million at September 30, 2014 and December 31, 2013, respectively, were excluded from the total.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended September 30, 2014 and September 30, 2013:

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$707	$38,795	$13,038	$129	$52,669
Total charge-offs	—	(1,161)	(614)	—	(1,775)
Total recoveries	—	1,688	534	—	2,222
(Credit) provision for losses on loans	(214)	(2,224)	2,436	2	—
Balance at end of quarter	$493	$37,098	$15,394	$131	$53,116

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$606	$41,658	$12,537	$136	$54,937
Total charge-offs	—	(2,438)	(764)	—	(3,202)
Total recoveries	—	148	510	4	662
(Credit) provision for losses on loans	(135)	148	(18)	5	—
Balance at end of quarter	$471	$39,516	$12,265	$145	$52,397

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the nine months ended September 30, 2014, and September 30, 2013:

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(2,615)	(2,599)	(1)	(5,215)
Total recoveries	—	3,302	1,452	14	4,768
(Credit) provision for losses on loans	(321)	(4,990)	5,303	8	—
Balance at end of period	$493	$37,098	$15,394	$131	$53,116

	September 30, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(10,511)	(2,693)	(1)	(13,205)
Total recoveries	—	703	1,601	13	2,317
Provision (credit) for losses on loans	18	(632)	620	(6)	—
Balance at end of period	$471	$39,516	$12,265	$145	$52,397

The allowance for loan losses is comprised of a general valuation allowance (“GVA”) based on quantitative and qualitative analyses of the loan portfolio and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower current undergoing financial difficulties. At September 30, 2014, the outstanding balance of impaired loans totaled $80.6 million, of which $29.2 million had specific reserves of $10.8 million. At December 31, 2013, the outstanding balance of impaired loans totaled $72.8 million, of which $17.3 million had specific reserves of $3.8 million.

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

The total allowance for loan losses at September 30, 2014 was $53.1 million, compared to $53.6 million at December 31, 2013. Allowance coverage of gross loans receivable (gross loans excluding loans held-for-sale) at the end of the third quarter of 2014 was 1.67%, compared to 1.90% at the end of the fourth quarter of 2013. Total GVA at September 30, 2014 totaled $42.3 million, or 79.7% of total allowance for loan losses, and SVA on impaired loans totaled $10.8 million, or 20.3% of the total allowance for loan losses. At December 31, 2013, the GVA portion of the allowance for loan losses totaled $49.8 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses.

Allowance coverage ratio of construction and real estate secured loans receivable declined in the third quarter of 2014 from the fourth quarter of 2013, while commercial and industrial and consumer loan coverage ratios increased during the same period. The allowance coverage ratio for construction and real estate secured loans declined due to an increase in loan balances and a decline in allowance due to a reduction in historical loss rates. The increase in commercial and industrial loan allowance coverage ratios was largely due to three impaired loans that had an impairment of $6.8 million at September 30, 2014. The consumer loan coverage ratio increased due to a decline in consumer loan balances.

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances at September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$63,837	$16,758	$1	$80,596
Specific valuation allowance	$—	$3,808	$6,956	$1	$10,765
Coverage ratio	0.00%	5.97%	41.51%	100.00%	13.36%

Non-impaired loans	$41,406	$2,532,069	$504,652	$12,841	$3,090,968
General valuation allowance	$493	$33,290	$8,438	$130	$42,351
Coverage ratio	1.19%	1.31%	1.67%	1.01%	1.37%

Gross loans receivable	$41,406	$2,595,906	$521,410	$12,842	$3,171,564
Allowance for loan losses	$493	$37,098	$15,394	$131	$53,116
Allowance coverage ratio	1.19%	1.43%	2.95%	1.02%	1.67%

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$2,471	$63,363	$6,980	$—	$72,814
Specific valuation allowance	$—	$1,857	$1,958	$—	$3,815
Coverage ratio	0.00%	2.93%	28.05%	0.00%	5.24%

Non-impaired loans	$37,896	$2,268,758	$430,544	$14,694	$2,751,892
General valuation allowance	$814	$39,544	$9,280	$110	$49,748
Coverage ratio	2.15%	1.74%	2.16%	0.75%	1.81%

Gross loans receivable	$40,367	$2,332,121	$437,524	$14,694	$2,824,706
Allowance for loan losses	$814	$41,401	$11,238	$110	$53,563
Allowance coverage ratio	2.02%	1.78%	2.57%	0.75%	1.90%

At September 30, 2014 and December 31, 2013, loans acquired with deteriorated credit quality (ASC 310-30, formerly SOP 03-3 loans) totaled $1.6 and $2.7 million, respectively. At September 30, 2014, loans acquired with deteriorated credit quality had an allowance of $262,000. There was no allowance recorded for loans acquired with deteriorated credit quality at December 31, 2013. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,504	$77	$—	$1,581
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$219	$43	$—	$262

	December 31, 2013
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

Impaired loan net principal balances are broken down by those with and without specific reserves as shown in the following table for September 30, 2014 and December 31, 2013:

	For Three Months Ended
(Dollars in Thousands)	September 30, 2014	December 31, 2013
With Specific Reserves
Without Charge-Offs	$27,598	$17,265
With Charge-Offs	1,554	8
Without Specific Reserves
Without Charge-Off	35,156	36,781
With Charge-Offs	16,288	18,760
Total Impaired Loans*	80,596	72,814
Allowance on Impaired Loans	(10,765)	(3,815)
Impaired Loans Net of Allowance	$69,831	$68,999

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $73.9 million and $65.9 million at September 30, 2014 and December 31, 2013, respectively.

Net principal balance and average quarterly balances for impaired loans with specific reserves, and those without specific reserves, at September 30, 2014 and September 30, 2013 are presented in the following tables by loan class:

	September 30, 2014				September 30, 2013
			Three Months	Nine Months			Three Months	Nine Months
			Ended	Ended			Ended	Ended
		Related	Average	Average		Related	Average	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Balance	Allowance	Balance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	—	458	173	482	475
SBA Real Estate	1,492	385	1,517	1,796	1,501	59	331	543
Gas Station	645	67	648	653	—	—	—	—
Carwash	805	3	809	817	—	—	—	—
Hotel/Motel	2,118	467	2,125	2,059	1,068	106	1,779	1,522
Land	—	—	—	—	268	88	269	271
Other	12,521	2,886	12,566	12,672	4,422	832	5,069	4,921
Commercial & Industrial:
SBA Commercial	1,041	803	1,064	1,116	1,157	668	1,097	1,078
Commercial	10,529	6,153	10,657	10,930	5,139	2,439	5,212	5,465
Consumer	1	1	2	6	—	—	—	—
Total With Related Allowance	29,152	10,765	29,388	30,049	14,013	4,365	14,239	14,275

Without Specific Reserves:
Construction	—	—	—	—	2,471	—	2,471	2,440
Real Estate Secured:
Residential Real Estate	1,068	—	1,162	1,222	604	—	772	630
SBA Real Estate	9,398	—	7,444	6,586	10,908	—	5,316	10,215
Gas Station	4,891	—	4,954	5,167	6,362	—	8,956	6,782
Carwash	3,782	—	3,790	3,805	2,760	—	3,688	2,985
Hotel/Motel	2,742	—	2,808	2,869	2,793	—	5,196	3,306
Land	260	—	261	263	517	—	641	616
Other	24,115	—	24,354	24,976	25,993	—	29,796	27,324
Commercial & Industrial:
SBA Commercial	418	—	428	481	188	—	87	159
Commercial	4,770	—	4,846	5,195	721	—	731	771
Consumer	—	—	—	—	—	—	—	—
Total Without Related Allowance	51,444	—	50,047	50,564	53,317	—	57,654	55,228
Total Impaired Loans	$80,596	$10,765	$79,435	$80,613	$67,330	$4,365	$71,893	$69,503

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended September 30, 2014, December 31, 2013, and September 30, 2013 totaled $691,000, $411,000, and $324,000, respectively. For the nine months ended September 30, 2014 and September 30, 2013, the total cash basis income recognized from impaired loans was $1.7 million and $1.1 million, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at September 30, 2014 and December 31, 2013 are presented in the following table by loan class:

	September 30, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	200	132	680	1,012	—	179	617	796
SBA Real Estate	257	112	763	1,132	394	437	597	1,428
Gas Station	—	—	—	—	176	—	849	1,025
Carwash	—	—	770	770	—	—	769	769
Hotel/Motel	1,064	—	1,262	2,326	—	810	1,962	2,772
Other	791	954	11,635	13,380	945	4,221	9,536	14,702
Commercial & Industrial:
SBA Commercial	335	100	22	457	458	16	—	474
Commercial	735	21	881	1,637	41	—	39	80
Consumer	—	—	—	—	—	41	—	41
Total Legacy Loans	3,382	1,319	16,013	20,714	2,014	5,704	16,840	24,558
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	134	134	147	—	—	147
SBA Real Estate	583	—	41	624	225	—	528	753
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	—	—	—	—	168	168
Hotel/Motel	—	—	—	—	—	—	—	—
Other	708	1,286	2,695	4,689	1,656	388	853	2,897
Commercial & Industrial:
SBA Commercial	141	—	—	141	287	267	17	571
Commercial	1,122	1,668	1,567	4,357	344	143	178	665
Consumer	—	—	—	—	10	—	—	10
Total Acquired Loans	2,554	2,954	4,437	9,945	2,669	798	1,744	5,211
Total Delinquencies	$5,936	$4,273	$20,450	$30,659	$4,683	$6,502	$18,584	$29,769

Non-Accrual and 30 Days or More Past Due:
Legacy Loans	$1,211	$60	$16,014	$17,285	$615	$3,572	$16,841	$21,028
Acquired Loans	588	212	4,436	5,236	1,222	403	1,576	3,201
Non-Accrual Loans Listed Above	$1,799	$272	$20,450	$22,521	$1,837	$3,975	$18,417	$24,229

*   Total past due balances are net of SBA guaranteed portions totaling $10.7 million and $12.6 million at September 30, 2014 and December 31, 2013, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at September 30, 2014 and December 31, 2013 are presented in the following table by loan class:

	September 30, 2014			December 31, 2013
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,019	—	1,019	1,050	—	1,050
SBA Real Estate	1,233	—	1,233	958	—	958
Gas Station	83	—	83	1,026	—	1,026
Carwash	770	—	770	770	—	770
Hotel/Motel	1,405	—	1,405	2,117	—	2,117
Land	—	—	—	—	—	—
Other	22,447	—	22,447	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	368	—	368	137	—	137
Other Commercial	5,411	—	5,411	580	—	580
Consumer	—	—	—	—	—	—
Total Legacy Loans	32,736	—	32,736	28,627	—	28,627
Acquired Loans:
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	134	—	134	215	—	215
SBA Real Estate	859	—	859	811	—	811
Gas Station	2,206	—	2,206	2,264	—	2,264
Carwash	—	—	—	—	168	168
Hotel/Motel	726	—	726	760	—	760
Land	—	—	—	—	—	—
Other	6,323	—	6,323	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	16	—	16	69	—	69
Other Commercial	1,904	—	1,904	410	—	410
Consumer	1	—	1	—	—	—
Total Acquired Loans	12,169	—	12,169	8,441	168	8,609
Total	$44,905	$—	$44,905	$37,068	$168	$37,236

*   Balances are net of SBA guaranteed portions totaling $9.0 million and $12.4 million at September 30, 2014 and December 31, 2013, respectively.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2014 and September 30, 2013. Additional income of approximately $147,000 and $830,000 would have been recorded during the three months and nine months ended September 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $370,000 and $823,000 would have been recorded during the three months and nine months ended September 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at September 30, 2014 and December 31, 2013 are presented in the following table by classes of loans:

	September 30, 2014				December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	—	2,124	422	2,546	—	2,342	166	2,508
SBA Real Estate	3,219	4,786	211	8,216	4,314	5,100	510	9,924
Gas Station	1,134	5,893	—	7,027	1,158	6,115	849	8,122
Carwash	—	11,043	770	11,813	—	10,437	770	11,207
Hotel/Motel	468	1,660	1,262	3,390	2,508	4,571	155	7,234
Land	260	—	—	260	266	662	—	928
Other	15,442	27,350	12,023	54,815	33,886	53,089	4,179	91,154
Commercial & Industrial:
SBA Commercial	1,344	1,620	—	2,964	1,364	1,774	—	3,138
Other Commercial	8,866	16,604	—	25,470	16,128	19,349	39	35,516
Consumer	—	2	—	2	—	2	—	2
Total Legacy Loans	30,733	71,082	14,688	116,503	59,624	105,912	6,668	172,204
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	134	—	134	—	1,228	—	1,228
SBA Real Estate	2,071	3,549	41	5,661	3,587	2,894	274	6,755
Gas Station	651	3,012	—	3,663	2,434	3,867	—	6,301
Carwash	8,566	—	—	8,566	12,256	1,435	—	13,691
Hotel/Motel	2,073	4,590	—	6,663	2,432	7,443	760	10,635
Land	—	—	—	—	—	—	—	—
Other	16,715	8,342	455	25,512	15,912	12,968	297	29,177
Commercial & Industrial:
SBA Commercial	345	536	—	881	950	1,609	16	2,575
Other Commercial	1,640	3,608	107	5,355	3,448	12,123	—	15,571
Consumer	135	1	—	136	155	—	—	155
Total Acquired Loans	32,196	23,772	603	56,571	41,174	43,567	1,347	86,088
Total Loans	$62,929	$94,854	$15,291	$173,074	$100,798	$149,479	$8,015	$258,292

* Balances are net of SBA guaranteed portions totaling $16.5 million and $16.4 million at September 30, 2014 and December 31, 2013, respectively.

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At September 30, 2014, the balance of non-accrual TDR loans totaled $14.4 million, and TDR loans performing in accordance with their modified terms totaled $28.3 million. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three and nine months ended September 30, 2014.

The following tables present the total balance of TDR loans by loan type and types of concessions made at September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$12,393	$9,090	$9,830	$31,313
Commercial & Industrial	1,657	7,657	2,111	11,425
Total TDR Loans	$14,050	$16,747	$11,941	$42,738

	December 31, 2013
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,640	$8,708	$5,660	$30,008
Commercial & Industrial	2,212	1,645	2,355	6,212
Total TDR Loans	$17,852	$10,353	$8,015	$36,220

* SBA guaranteed portions totaled $3.2 and $2.8 million at September 30, 2014 and December 31, 2013, respectively.

The following table represents the roll-forward of TDR loans with additions and reductions for the quarters ended September 30, 2014, December 31, 2013, and September 30, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2014	December 31, 2013	September 30, 2013
Balance at Beginning of Period	$38,891	$29,472	$30,401
New TDR Loans Added	7,260	8,212	3,570
TDR Loans Paid Off	(2,424)	(463)	(2,735)
Reductions Due to Charge-Offs	(597)	(412)	(595)
Other Changes (Payments, Amortization, and Other)	(392)	(589)	(1,169)
Balance at End of Period	$42,738	$36,220	$29,472

The following table represents the roll-forward of TDR loans with addition and reductions for the nine months ended September 30, 2014 and September 30, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2014	September 30, 2013
Balance at Beginning of Period	$36,220	$35,733
New TDR Loans Added	13,025	6,720
TDR Loans Paid Off	(3,974)	(6,615)
Reductions Due to Charge-Offs	(1,100)	(3,961)
Other Changes (Payments, Amortization, and Other)	(1,433)	(2,405)
Balance at End of Period	$42,738	$29,472

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended September 30, 2014 and September 30, 2013:

	September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$980	$—	$980
Commercial & Industrial	66	6,222	—	6,288
Total TDR Loans	$66	$7,202	$—	$7,268

Post-Modification Balance:
Real Estate Secured	$—	$974	$—	$974
Commercial & Industrial	64	6,222	—	6,286
Total TDR Loans	$64	$7,196	$—	$7,260

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	3	1	—	4
Total TDR Loans	3	3	—	6

	September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$244	$4,022	$—	$4,266
Commercial & Industrial	75	367	—	442
Total TDR Loans	$319	$4,389	$—	$4,708

Post-Modification Balance:
Real Estate Secured	$243	$2,891	$—	$3,134
Commercial & Industrial	72	364	—	436
Total TDR Loans	$315	$3,255	$—	$3,570

Number of Loans:
Real Estate Secured	1	4	—	5
Commercial & Industrial	1	4	—	5
Total TDR Loans	2	8	—	10

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the nine months ended September 30, 2014 and September 30, 2013:

	September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,983	$4,335	$6,318
Commercial & Industrial	457	6,351	—	6,808
Total TDR Loans	$457	$8,334	$4,335	$13,126

Post-Modification Balance:
Real Estate Secured	$—	$1,934	$4,308	$6,242
Commercial & Industrial	450	6,333	—	6,783
Total TDR Loans	$450	$8,267	$4,308	$13,025

Number of Loans:
Real Estate Secured	—	6	1	7
Commercial & Industrial	12	5	—	17
Total TDR Loans	12	11	1	24

	September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$1,286	$6,782	$—	$8,068
Commercial & Industrial	103	526	—	629
Total TDR Loans	$1,389	$7,308	$—	$8,697

Post-Modification Balance:
Real Estate Secured	$1,268	$4,765	$—	$6,033
Commercial & Industrial	72	489	—	561
Total TDR Loans	$1,340	$5,254	$—	$6,594

Number of Loans:
Real Estate Secured	3	11	—	14
Commercial & Industrial	3	8	—	11
Total TDR Loans	6	19	—	25

At September 30, 2014 and September 30, 2013, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the twelve months ended September 30, 2014 and September 30, 2013 that had payment defaults during period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three months ended September 30, 2014 and September 30, 2013.

	TDRs With Payment Defaults During the Three Months Ended September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$4,335	$4,335
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$41	$—	$4,335	$4,376

Post-Modification Balance:
Real Estate Secured	$—	$—	$4,308	$4,308
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$41	$—	$4,308	$4,349

Number of Loans:
Real Estate Secured	—	—	1	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	1	—	1	2

	TDRs With Payment Defaults During the Three Months Ended September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$2,445	$—	$2,445
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$2,445	$—	$2,445

Post-Modification Balance:
Real Estate Secured	$—	$1,310	$—	$1,310
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$1,310	$—	$1,310

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	—	1	—	1

The following tables summarize TDR loans that were modified during the past 12 months that had a payment default during the nine months ended September 30, 2014 and September 30, 2013 by type of concessions made:

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$417	$691	$4,335	$5,443
Commercial & Industrial	44	—	—	44
Total TDRs Defaulted	$461	$691	$4,335	$5,487

Post-Modification Balance:
Real Estate Secured	$335	$664	$4,308	$5,307
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$376	$664	$4,308	$5,348

Number of Loans:
Real Estate Secured	1	2	1	4
Commercial & Industrial	2	—	—	2
Total TDRs Defaulted	3	2	1	6

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2013
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$3,072	$—	$3,072
Commercial & Industrial	167	207	—	374
Total TDRs Defaulted	$167	$3,279	$—	$3,446

Post-Modification Balance:
Real Estate Secured	$—	$1,911	$—	$1,911
Commercial & Industrial	156	172	—	328
Total TDRs Defaulted	$156	$2,083	$—	$2,239

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	2	5	—	7
Total TDRs Defaulted	2	7	—	9

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

	Three Months Ended September 30,		Nine Months Ended September 30
(Dollars in Thousands, Except per Share Data)	2014	2013	2014	2013
Numerator:
Net income	$15,129	$11,334	$42,906	$34,462
Denominator for basic earnings per share:
Weighted-average shares	78,302,251	70,742,136	78,229,069	70,992,117
Effect of dilutive securities:
Stock option dilution	317,341	303,858	346,659	200,941
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,619,592	71,045,994	78,575,728	71,193,058
Basic earnings per common share	$0.19	$0.16	$0.55	$0.49
Diluted earnings per common share	$0.19	$0.16	$0.55	$0.48

For the three months and nine months ended September 30, 2014, stock option awards totaling 275,800 were excluded from the dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive. Stock option awards of 90,800 and 187,475 were excluded from the dilutive earnings per common share calculation for the three and nine months ended September 30, 2013, respectively, because the shares were deemed to be anti-dilutive.

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

Note 8.         FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At September 30, 2014, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $1.08 billion at September 30, 2014, with $150.0 million in borrowings outstanding and a remaining borrowing capacity of $929.9 million.

During the third quarter of 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance.  The advance matures on September 23, 2019 and interest rate was 1.48% as of September 30, 2014.  The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. Therefore the interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves. The Company also had a variable rate advance totaling $100.0 million from the FHLB.  This advance has an open maturity and can be redeemed at any time.  During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years.  The advance which will be funded on September 22, 2015, will mature on September 23, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

At September 30, 2014, the Company’s outstanding advances and forward commitment with the FHLB were not measured for fair value as they failed to meet the definition of a derivative.  Derivative accounting is not required for the interest rate cap as it is “clearly and closely” related to the host instrument and does not meet the criteria set forth in ASC 815 “Derivatives and Hedging.”  The forward commitment with the FHLB also fails to meet certain criteria in ASC 815 to be accounted for as a derivative.

In September 2014, the Company paid off $10.0 million in advances from the FHLB of New York which it had previously acquired from BankAsiana.  The $10.0 million in FHLB borrowings were comprised of four fixed rate advances with an average weighted rate of 2.18%.  The advances were paid-off before their maturity dates which ranged from May 2016 to July 2016.  The Company paid a prepayment penalty of $276,000, which was offset by the amortization of the remaining $260,000 discount recorded at the time of acquisition.

The following table shows the Company’s outstanding advances from FHLB:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$100,000	0.07%	Variable	12/26/2012	Open
Advance 2 *	50,000	1.48%	3 Month LIBOR + 1.2425%	09/22/2014	09/23/2019
Total	$150,000	0.54%

* The advance has an interest rate adjustment cap of 1.00% throughout the term of the advance.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	Three Months Ended
(Dollars in Thousands)	September 30, 2014	December 31, 2013
Balance at quarter end	$150,000	$190,325
Average balance during the quarter	149,891	184,259
Maximum amount outstanding at any month-end	163,786	210,336
Average interest rate during the quarter	0.35%	0.14%
Weighted average interest rate at quarter-end	0.54%	0.25%

Junior subordinated debentures at September 30, 2014 totaled $71.7 million, compared to $71.6 at December 31, 2013. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. This debenture was acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at September 30, 2014:

	September 30, 2014
(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date	Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.02%	12/17/2014(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.63%	12/15/2014(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.61%	12/15/2014(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	9,865	3 Month LIBOR + 1.62%	1.85%	12/30/2014(4)	03/30/2037
Total		$71,722

(1) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is December 17, 2014.

(2) The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is December 15, 2014.

(3) The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is December 15, 2014.

(4) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is December 30, 2014.

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended September 30, 2014
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,039	$326	$(520)	$3,845

Other comprehensive income before reclassification	(1,069)	(27)	13	(1,083)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	450	11	—	461
Current period changes net of taxes	(619)	(16)	13	(622)

Balance at end of period	$3,420	$310	$(507)	$3,223

	Three Months Ended September 30, 2013
(Dollars in Thousands)	Unrealized Gain and Loss on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$2,717	$337	$(475)	$2,579

Other comprehensive (loss) income before reclassification	(1,165)	3	10	(1,152)
Reclassifications from other comprehensive (loss) income	—	—	—	—
Tax effect of current period changes	489	(1)	—	488
Current period changes net of taxes	(676)	2	10	(664)

Balance at end of period	$2,041	$339	$(465)	$1,915

	Nine Months Ended September 30, 2014
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain and Loss on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$193	$329	$(545)	$(23)

Other comprehensive income before reclassification	5,484	(34)	38	5,488
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(2,257)	15	—	(2,242)
Current period changes net of taxes	3,227	(19)	38	3,246

Balance at end of period	$3,420	$310	$(507)	$3,223

	Nine Months Ended September 30, 2013
(Dollars in Thousands)	Unrealized Gain and Loss on AFS Securities	Unrealized Gain on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$6,842	$320	$(351)	$6,811

Other comprehensive (loss) income before reclassification	(8,263)	33	(114)	(8,344)
Reclassifications from other comprehensive income (loss)	(15)	—	—	(15)
Tax effect of current period changes	3,477	(14)	—	3,463
Current period changes net of taxes	(4,801)	19	(114)	(4,896)

Balance at end of period	$2,041	$339	$(465)	$1,915

For the three and nine months ended September 30, 2014, there were no reclassifications out of accumulated other comprehensive income. For the three and nine months ended September 30, 2013, there was one $15,000 reclassification out of comprehensive income as a realized gain from the contractual call of an available-for-sale investment security.

Note 10. Business Segment Reporting

With the acquisitions and integrations of BankAsiana and Saehan Bancorp, the Company has reassessed its classification of its segment reporting units under ASC 280 “Segment Reporting” to better reflect how the Company is now managed and how information is internally reviewed. Based on this internal evaluation, the Company determined that the previously reported three business segments, “Banking Operation”, “Small Business Administration Lending Services”, and “Trade Finance Services”, are no longer applicable. The Company is now managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We now consider “Banking Operations” to be our single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

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

Commitments at September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$297,345	$348,375
Standby letters of credit	917	8,687
Commercial letters of credit	50,342	12,769
Commitments to fund investments in affordable housing partnerships	11,307	10,237
Commitment to borrowing from the FHLB	100,000	—
Operating lease commitments	27,206	23,786

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $125,000 at September 30, 2014 and $250,000 at both December 31, 2013 and September 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.        Income Tax Provision

For the third quarter of 2014, we had an income tax provision totaling $8.0 million on pretax income of $23.1 million, representing an effective tax rate of 34.6%, compared with an income tax provision of $5.4 million on pretax net income of $16.7 million, representing an effective tax rate of 32.1%, for the third quarter of 2013.

For the nine months ended September 30, 2014, we recorded an income tax provision of $22.4 million on pretax income of $65.4 million, representing an effective tax rate of 34.3%, compared with an income tax provision of $16.2 million on pretax net income of $50.7 million, representing an effective tax rate of 32.0% for the same period in 2013.

The Company had unrecognized tax benefits of $3.7 million at September 30, 2014 and December 31, 2013 that related to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income taxes. During the three months ended September 30, 2014, the Company recognized approximately $9,000 of interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $401,000 and $364,000, at September 30, 2014 and December 31, 2013, respectively.

In calculating the interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2014, the Company believed it could reliably project its pretax income for 2014 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate its tax provision in future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. As a result, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2014 or December 31, 2013.

Note 13.        Recent Accounting Pronouncements

In January 2014, the FASB issued guidance ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s LIHTC investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” ASU 2014-12 clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within those years using either a prospectively or retrospectively approach. The Company is in the process of evaluating the impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 addresses the classification of certain foreclosed mortgage loans that are either fully or partially guaranteed under government sponsored programs. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure under certain conditions. The separate other receivable should be measured based on the contractual amount that is expected to be recovered.  ASU 2014-14 is effective for annual periods beginning after December 15, 2014, and interim periods within those years, using a prospectively or modified retrospectively approach. The Company is in the process of evaluating the impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments’ objective of ASU 2014-15 is to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt the organization’s ability to continue as a going concern. This ASU provides guidance to an organization’s management, with principles and definitions to reduce diversity in the timing and content of disclosures commonly provided by organizations today in the financial statements footnotes. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not believe the effects of ASU 2014-15 will have an impact on its financial statements and disclosures.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2014 and September 30, 2013, financial condition as of September 30, 2014 and December 31, 2013, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  The profitability of Wilshire Bancorp is dependent on the profitability of the Bank.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2013 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three and nine months ended September 30, 2014 and September 30, 2013, and the period end balances at September 30, 2014, December 31, 2013, and September 30, 2013. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended September 30,		Nine Months Ended September 30,
(Dollars in thousands) (unaudited)	2014	2013	2014	2013
Net income	$15,129	$11,334	$42,906	$34,462
Net income per common share, basic	0.19	0.16	0.55	0.49
Net income per common share, diluted	0.19	0.16	0.55	0.48
Net interest income before provision for losses on loans and loan commitments	36,768	26,696	108,070	78,002

Average balances:
Assets	3,757,520	2,798,913	3,666,133	2,764,759
Cash and cash equivalents	135,191	166,633	158,764	174,891
Investment securities	348,663	312,313	345,414	319,981
Total loans	3,061,900	2,211,841	2,955,695	2,170,729
Total deposits	3,017,301	2,219,333	2,930,010	2,175,442
Shareholders’ equity	472,697	359,411	459,966	354,631
Performance Ratios:
Annualized return on average assets	1.61%	1.62%	1.56%	1.66%
Annualized return on average equity	12.80%	12.61%	12.44%	12.96%
Net interest margin	4.26%	4.08%	4.28%	4.02%
Efficiency ratio	50.12%	51.66%	53.12%	50.75%
Capital Ratios:
Tier 1 capital to adjusted total average assets	12.72%	14.83%	12.72%	14.83%
Tier 1 capital to risk-weighted assets	14.37%	18.24%	14.37%	18.24%
Total capital to risk-weighted assets	15.63%	19.50%	15.63%	19.50%

	Period End Balance as of:
	September 30, 2014	December 31, 2013	September 30, 2013
Total assets	$3,935,798	$3,617,735	$2,832,515
Investment securities	365,894	352,472	325,762
Net loans	3,125,065	2,810,836	2,199,753
Total deposits	3,185,354	2,871,510	2,253,617
Junior subordinated debentures	71,722	71,550	61,857
FHLB advances	150,000	190,325	120,000
Total common equity	475,708	439,418	364,316

Asset Quality Ratios:
(Non-performing loans net of SBA guaranteed portion)
Quarter-to-date net charge-off to average total loans (annualized)	-0.06%	-0.18%	0.46%
Non-performing loans to total loans	1.41%	1.30%	1.47%
Non-performing assets to total loans and other real estate owned	1.62%	1.56%	1.50%
Allowance for loan losses to gross loans *	1.67%	1.90%	2.38%
Allowance for loan losses to non-performing loans	118.29%	143.85%	158.57%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, New Jersey, and New York. In addition to our branch offices, we also have four loan production offices in Newark, California; Aurora, Colorado; Atlanta, Georgia; and Bellevue, Washington.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, the methodologies that determine our allowance for losses on loans and loan commitments, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, the evaluation of goodwill and intangible assets, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2013 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. There has been no material modification to these policies during the quarter ended September 30, 2014.

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

In order to help compare the calculation of our net interest margin to others within our peer group, the Company’s net interest margin calculation now excludes average allowance for loan losses from earnings assets and average loans, which slightly decreases loan yields and net interest margin as average loans and earning assets balances increase. Previous period calculations have been adjusted for comparative purposes.

Net interest income before provision for losses on loans and loan commitments increased $10.1 million, or 37.7%, to $36.8 million for the third quarter of 2014, compared to $26.7 million for the third quarter of 2013. Net interest income before provision for losses on loans and loan commitments for the nine months ended September 30, 2014 was $108.1 million, an increase of $30.1 million, or 38.5%, from $78.0 million for the nine months ended September 30, 2013. Net interest margin of 4.26% for the third quarter of 2014 was 18 basis points higher than net interest margin of 4.08% for the previous year’s same quarter. Net interest margin for the nine months ended September 30, 2014 was 4.28%, up 26 basis points from net interest margin of 4.02% for the nine months ended September 30, 2013. Excluding the effect of the amortization/accretion of the purchase accounting adjustments for the acquisitions for BankAsiana and Saehan Bancorp, net interest margin was 3.89% for the third quarter of 2014 and 3.91% for the nine months ended September 30, 2014.

The increase in net interest income for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to the increase in loans from the acquisitions of BankAsiana and Saehan Bancorp, and the increase in loan accretion income from loans acquired through the acquisitions. Total loan discount accretion income for the third quarter of 2014 was $3.1 million, compared to $48,000 for the third quarter of 2013. Loan discount accretion income for the nine months ended September 30, 2014 was $8.6 million, compared to $454,000 for the nine months ended September 30, 2013.

Interest income for the third quarter of 2014 totaled $41.3 million, an increase of $11.4 million, or 38.0%, from $29.9 million for the third quarter of 2013. Interest income for the nine months ended September 30, 2014 totaled $120.8 million, an increase of $33.2 million, or 38.0%, from $87.6 million for the nine months ended September 30, 2013. The increase in interest income was due to additional interest income from loans acquired from the acquisitions of BankAsiana and Saehan Bancorp during the fourth quarter of 2013, and an increase in loan discount accretion income during the three and nine months ended September 30, 2014, compared to the same period in 2013.

The average balance of total loans increased from $2.21 billion for the third quarter of 2013 and $2.17 billion for the nine months ended September 30, 2013, to $3.06 billion for the third quarter of 2014 and $2.96 billion for the nine months ended September 30, 2014. The increase in average total loans for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was due to loans acquired from BankAsiana and Saehan Bancorp and an increase in loan originations in 2014. Loan yields for the three months ended September 30, 2014 increased to 5.12% from 5.05% for the three months ended September 30, 2013. Loan yields increased to 5.16% for the nine months ended September 30, 2014, compared to 5.02% for the nine months ended September 30, 2013. The increase in loan yields for periods in 2014 compared to periods in 2013 was due to the increase in discount accretion income from acquired loans. Excluding the effect of the accretion of the purchase accounting adjustments, loan yield were 4.72% for the third quarter of 2014 and 4.77% for the nine months ended September 30, 2014, compared to 5.04% for the third quarter of 2013 and 4.99% for the nine months ended September 30, 2013.

Total interest expense increased $1.3 million, or 40.5%, to $4.6 million for the third quarter of 2014, compared to $3.2 million for the third quarter of 2013. Interest expense for the nine months ended September 30, 2014 was $12.7 million, an increase of $3.2 million, or 33.2%, compared to $9.6 million for the nine months ended September 30, 2013. The average balance of our interest bearing liabilities for the three and nine months ended September 30, 2014 totaled $2.32 billion and $2.29 billion, respectively, an increase from $1.78 billion for both the three and nine months ended September 30, 2013. The increase in interest expense and average interest bearing liabilities was due to the acquisition of BankAsiana and Saehan Bancorp’s deposit portfolios and an increase in costs of liabilities. Total cost of interest bearing liabilities increased to 0.79% and 0.74% for the three and nine months ended September 30, 2014, respectively, from 0.73% and 0.72% for the three and nine months ended September 30, 2013, respectively.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,061,900	$39,217	5.12%	$2,211,841	$27,913	5.05%
Securities of government sponsored enterprises	292,981	1,560	2.13%	245,252	1,332	2.17%
Other investment securities (2)	55,682	458	4.54%	67,061	547	4.36%
Deposits held in other financial institutions	18,584	66	1.42%	—	—	0.00%
Federal funds sold	40,014	25	0.25%	108,252	148	0.55%
Total interest-earning assets	3,469,161	41,326	4.78%	2,632,406	29,940	4.58%
Total non-interest-earning assets	288,359			166,507
Total assets	$3,757,520			$2,798,913

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$775,914	$1,322	0.68%	$590,669	$929	0.63%
NOW deposits	30,728	15	0.20%	27,507	13	0.19%
Savings deposits	124,674	495	1.59%	101,204	437	1.73%
Time deposits of $100,000 or more	930,220	1,681	0.72%	662,280	1,109	0.67%
Other time deposits	236,724	468	0.79%	212,848	435	0.82%
FHLB advances and other borrowings	150,696	146	0.39%	123,386	38	0.12%
Junior subordinated debenture	71,687	431	2.40%	61,857	283	1.83%
Total interest-bearing liabilities	2,320,643	4,558	0.79%	1,779,751	3,244	0.73%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	919,041			624,825
Other liabilities	45,139			34,926
Total non-interest-bearing liabilities	964,180			659,751

Shareholders’ equity	472,697			359,411
Total liabilities and shareholders’ equity	$3,757,520			$2,798,913

Net interest income		$36,768			$26,696
Net interest spread (3)			4.00%			3.85%
Net interest margin (4)			4.26%			4.08%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $858,000 and $741,000 for the quarters ended September 30, 2014 and 2013, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for the three months ended September 30, 2014 and 2013 were 3.29% and 3.26%, respectively.

(3)         Represents the average rate earned on interest-earning assets (tax equivalent) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$2,955,695	$114,311	5.16%	$2,170,729	$81,768	5.02%
Securities of government sponsored enterprises	283,653	4,635	2.18%	250,618	3,671	1.95%
Other investment securities (2)	61,761	1,507	4.38%	69,363	1,676	4.32%
Deposits held in other financial institutions	20,037	205	1.36%	—	—	0.00%
Federal funds sold	63,045	129	0.27%	118,371	437	0.49%
Total interest-earning assets	3,384,191	120,787	4.78%	2,609,081	87,552	4.50%
Total non-interest-earning assets	281,942			155,678
Total assets	$3,666,133			$2,764,759

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$777,825	$3,900	0.67%	$610,539	$2,875	0.63%
NOW deposits	32,536	46	0.19%	27,132	40	0.20%
Savings deposits	119,946	1,416	1.57%	101,012	1,349	1.78%
Time deposits of $100,000 or more	889,179	4,462	0.67%	610,173	2,916	0.64%
Other time deposits	237,865	1,319	0.74%	223,905	1,342	0.80%
FHLB advances and other borrowings	164,640	287	0.23%	141,046	181	0.17%
Junior subordinated debenture	71,631	1,287	2.40%	61,857	847	1.83%
Total interest-bearing liabilities	2,293,622	12,717	0.74%	1,775,664	9,550	0.72%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	872,659			602,681
Other liabilities	39,886			31,783
Total non-interest-bearing liabilities	912,545			634,464

Shareholders’ equity	459,966			354,631
Total liabilities and shareholders’ equity	$3,666,133			$2,764,759

Net interest income		$108,070			$78,002
Net interest spread (3)			4.04%			3.79%
Net interest margin (4)			4.28%			4.02%

(1)    Net loan fees included in the calculation of interest income and totaled approximately $2.9 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)    Represents tax equivalent yields, non-tax equivalent yields for the nine months ended September 30, 2014 and 2013 were 3.25% and 3.22%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30, 2014 vs. 2013 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2014 vs. 2013 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$10,882	$422	$11,304	$30,304	$2,239	$32,543
Securities of government sponsored enterprises	255	(27)	228	514	450	964
Other Investment securities	(94)	5	(89)	(185)	16	(169)
Deposits held in other financial institutions	—	66	66	—	205	205
Federal funds sold	(66)	(57)	(123)	(158)	(150)	(308)
Total interest income	10,977	409	11,386	30,475	2,760	33,235

Interest expense:
Money market deposits	311	82	393	829	196	1,025
NOW deposits	2	—	2	8	(2)	6
Savings deposits	95	(37)	58	235	(168)	67
Time deposit of $100,000 or more	478	94	572	1,394	152	1,546
Other time deposits	48	(15)	33	81	(104)	(23)
FHLB advances and other borrowings	10	98	108	34	72	106
Junior subordinated debenture	50	98	148	148	292	440
Total interest expense	994	320	1,314	2,729	438	3,167
Change in net interest income	$9,983	$89	$10,072	$27,746	$2,322	$30,068

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

Due to the continued low level of charge-offs and stable credit quality in the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three or nine months ended September 30, 2014. The Company has not recorded any provisions or credits for loan losses since the fourth quarter of 2012.

Non-interest Income

Total non-interest income increased to $9.6 million for the third quarter of 2014, compared to $7.8 million for the same quarter of the previous year. Non-interest income as a percentage of average assets was 0.3% for the third quarter of 2014, unchanged from the third quarter of 2013. The increase in non-interest income from the third quarter of 2013 to the third quarter of 2014 was primarily due to an increase in other non-interest income. Total non-interest income for the nine months ended September 30, 2014 was $31.3 million, compared to $24.9 million for the nine months ended September 30, 2013. Non-interest income as a percentage of average assets for the nine months ended September 30, 2014 was 0.9%, unchanged from the nine months ended September 30, 2013. The increase in non-interest income from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 was due to the increase in gain on sale of loans, deposit service charges, and other non-interest income.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	Three Months Ended September 30,
	2014		2013
	Amount	(%)	Amount	(%)
Service charges on deposit accounts	$3,268	34.0%	$2,791	35.6%
Gain on sale of loans, net	2,418	25.2%	2,814	35.9%
Loan-related servicing fees	1,303	13.6%	1,173	15.0%
Gain on sale or call of securities	—	0.0%	—	0.0%
Other income	2,609	27.2%	1,054	13.5%
Total non-interest income	$9,598	100.0%	$7,832	100.0%
Average assets	$3,757,520		$2,798,913
Non-interest income as a % of average assets		0.3%		0.3%

	Nine Months Ended September 30,
	2014		2013
	Amount	(%)	Amount	(%)
Service charges on deposit accounts	$9,588	30.6%	$8,410	33.8%
Gain on sale of loans, net	11,434	36.5%	9,435	37.9%
Loan-related servicing fees	4,774	15.2%	3,866	15.6%
Gain on sale or call of securities	—	0.0%	15	0.1%
Other income	5,532	17.7%	3,143	12.6%
Total non-interest income	$31,328	100.0%	$24,869	100.0%
Average assets	$3,666,133		$2,764,759
Non-interest income as a % of average assets		0.9%		0.9%

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, was primarily due to the increase in deposits from the acquisitions of BankAsiana and Saehan Bancorp. Particularly, the increase in demand deposit accounts helped to increase income from analysis fees and non-sufficient funds charges. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

Net gain on sale of loans for the third quarter of 2014 consisted of $2.0 million in gains from the sale of SBA loans, $144,000 in gains from the sale of mortgage loans, and $230,000 from the sale of other loans. Net gain on sale of loans for the nine months ended September 30, 2014 was comprised of $10.9 million in SBA gains, $304,000 in gains from mortgage loan sales, and the remaining $230,000 was from gains from the sale of other loans. The decrease in net gain on sale of loans for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was due to the decline in SBA loans sales from $30.2 million for the third quarter of 2013 to $20.3 million for the third quarter of 2014. However, net gain on sales of loans increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 due to the increase in the sale of SBA loans. During the nine months ended September 30, 2014, the Company sold $109.0 million in SBA loans, compared to $91.1 million for the nine months ended September 30, 2013.

Loan related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. With the expansion of our SBA department and the growth of our servicing loan portfolio, loan related fee income has continued to experience an increase as indicated by the increases for periods in 2014, compared to periods in 2013.

There were no gains from the sale or call of investment securities during the three or nine months ended September 30, 2014. For the nine months ended September 30, 2013, gain from the sale or call of investment securities totaled $15,000. The $15,000 gain represented a municipal security that was called for redemption during the second quarter of 2013.

Other non-interest income represents income from the cash surrender value of bank owned life insurance (“BOLI”), FHLB dividends, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, was due to an increase in FHLB stock dividend income received, an increase in OREO rental income, and other miscellaneous expense recoveries.

Non-interest Expense

Total non-interest expenses increased to $23.2 million for the third quarter of 2014 from $17.8 million for the third quarter of 2013. Non-interest expenses as a percentage of average assets was 0.6% for the third quarter of 2014, unchanged from 0.6% for the third quarter of 2013. For the nine months ended September 30, 2014, non-interest expense totaled $74.0 million, compared to $52.2 million for the nine months ended September 30, 2013. As a percentage of average assets, non-interest expense was 2.0% and 1.9%, for the nine months ended September 30, 2014 and the nine months ended September 30, 2013, respectively. The increase in non-interest expense for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, was largely due to additional expenses that arose from the acquisitions of BankAsiana and Saehan Bancorp, particularly salaries and benefits and occupancy and equipment expenses.

Our efficiency ratio was 50.12% for the third quarter of 2014, compared with 51.66% for the third quarter of 2013. The efficiency ratio for the nine months ended September 30, 2014 was 53.12%, compared to 50.75% for the nine months ended September 30, 2013. The decline in efficiency ratios for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to the implementation of cost savings from the acquisitions of BankAsiana and Saehan Bancorp.  The increase in efficiency ratio for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to the restructuring expenses from the acquisitions of BankAsiana and Saehan Bancorp that recorded during the first half of 2014.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	Three Months Ended September 30,
	2014		2013
	Amount	(%)	Amount	(%)
Salaries and employee benefits	$12,261	52.8%	$8,830	49.5%
Occupancy and equipment	3,311	14.2%	2,061	11.5%
Data processing	1,210	5.2%	623	3.5%
Loss on investments in affordable housing partnerships	1,095	4.7%	1,110	6.2%
Professional fees	917	4.0%	1,608	9.0%
Advertising and promotional	647	2.8%	460	2.6%
Regulatory assessment fees	530	2.3%	336	1.9%
Amortization of core deposit intangibles	263	1.1%	70	0.4%
Merger related cost	—	0.0%	—	0.0%
Other operating expenses	3,005	12.9%	2,739	15.4%
Total non-interest expense	$23,239	100.0%	$17,837	100.0%
Average assets	$3,575,520		$2,798,913
Non-interest expense as a % of average assets		0.6%		0.6%

	Nine Months Ended September 30,
	2014		2013
	Amount	(%)	Amount	(%)
Salaries and employee benefits	$37,365	50.5%	$27,183	52.1%
Occupancy and equipment	9,986	13.5%	6,139	11.7%
Data processing	2,968	4.0%	1,881	3.6%
Loss on investments in affordable housing partnerships	3,299	4.5%	2,753	5.3%
Professional fees	2,297	3.1%	3,638	7.0%
Advertising and promotional	1,669	2.2%	1,817	3.5%
Regulatory assessment fees	1,707	2.3%	980	1.9%
Amortization of core deposit intangibles	809	1.1%	210	0.4%
FDIC loss-share indemnification impairment	597	0.8%	—	0.0%
Merger related cost	3,577	4.8%	—	0.0%
Other operating expenses	9,772	13.2%	7,602	14.5%
Total non-interest expense	$74,046	100.0%	$52,203	100.0%
Average assets	$3,666,133		$2,764,759
Non-interest expense as a % of average assets		2.0%		1.9%

The number of full-time equivalent employees increased from 408 at September 30, 2013 to 541 at September 30, 2014. The increase in salary and employee benefits expenses for three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2014, was largely due to the increase in employees from the acquisitions of BankAsiana and Saehan Bancorp.

The increase in occupancy and equipment expenses from periods in 2013 to periods in 2014 was primarily due to the lease contracts acquired from BankAsiana and Saehan Bancorp. The Company acquired 13 branch offices with the acquisitions of BankAsiana and Saehan Bancorp in 2013. During the nine months ended September 30, 2014, three of these branches were closed. During the third quarter of 2014, the Company opened a new branch office in Houston, Texas which also contributed to the increase in occupancy and equipment expenses for the periods in 2014 compared to periods in 2013.

Losses on investments in affordable housing partnerships are recorded based on financial statements of the individual investment projects. These expenses remained relatively unchanged for the third quarter of 2013, compared to the third quarter of 2014. The Company received updated financial information on most of its affordable housing partnerships investment, which resulted in increased losses during the second quarter of 2014. As a result, the Company had higher losses on investments in affordable housing partnerships during nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

The increase in data processing fees during the third quarter and nine months ended September 30, 2014, compared to the third quarter and nine months ended September 30, 2013 was due the increase in number of deposit and loan accounts acquired from BankAsiana and Saehan Bancorp. Fluctuations in data processing expenses are largely due to changes in the number customer accounts as well as increases or decreases in number of transactions for these accounts.

Professional fees consist of legal, accounting, auditing, and consulting fees. The decrease in professional fees for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013 was primarily due a reduction in legal cost and consulting costs. Professional fees were higher in periods in 2013 due to legal and other consulting costs associated with the acquisitions of BankAsiana and Saehan Bancorp. With the completion of the acquisitions during the fourth quarter of 2013, the Company subsequently experienced a reduction in professional fees.

Regulatory assessment fees represent FDIC insurance premiums and Financing Corporation assessment fees. The increase in regulatory assessment fees for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, was primarily due to the Bank’s larger assessment base as a result of the acquisitions of BankAsiana and Saehan Bancorp.

The Bank previously entered into loss-sharing agreements with the FDIC, under which the FDIC shared in the losses and recoveries on covered assets acquired from Mirae Bank. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). On June 30, 2014, the loss-sharing agreement with the FDIC with respects to losses on covered loans expired. Any losses on loans acquired from Mirae Bank after June 30, 2014 are not covered under the agreements. During the second quarter of 2014, the Company recorded an impairment on the remaining balance of the FDIC indemnification assets. Subsequently, the Company no longer carries an FDIC indemnification asset balance. There were no impairment charges during the three and nine months ended September 30, 2013.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions.  Advertising and promotional expenses increased from the third quarter of 2014, compared to the third quarter of 2013 due to the Bank’s deposit promotion and new branch opening promotion which occurred during the three months ended September 30, 2014. Overall, these expenses were down during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 due to a reduction in Bank’s advertising and promotional activities budget.

Amortization of core deposit intangibles represents the amortization of core deposits intangible premiums that were recorded from previous acquisitions. The increase in amortization of intangibles expenses was largely due to the additional amortization expense that arose from the acquisitions of BankAsiana and Saehan Bancorp during the fourth quarter of 2013.

Merger related costs represent one-time expenses associated with the acquisitions of BankAsiana and Saehan Bancorp. The bulk of merger related costs for the nine months ended September 30, 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses which totaled $2.8 million. In addition, there were retention and severance payments to former BankAsiana and Saehan Bancorp employees totaling $627,000 that were also included in the merger related costs for the nine months ended September 30, 2014. There were no merger related costs for the three months ended September 30, 2014 or the three and nine months ended September 30, 2013.

Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expense for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was due to the increase in loan and other miscellaneous expenses.  The increase in operating expenses for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to an increase in OREO related expenses and other miscellaneous expenses.

Income Tax Provision

For the third quarter of 2014, we had an income tax provision totaling $8.0 million on pretax income of $23.1 million, representing an effective tax rate of 34.6%, compared with an income tax provision of $5.4 million on pretax net income of $16.7 million, representing an effective tax rate of 32.1%, for the third quarter of 2013.

For the nine months ended September 30, 2014, we recorded an income tax provision of $22.4 million on pretax income of $65.4 million, representing an effective tax rate of 34.3%, compared with an income tax provision of $16.2 million on pretax net income of $50.7 million, representing an effective tax rate of 32.0% for the same period in 2013.

The increase in the Company’s projected taxable income used to determine the annual effective tax rate resulted in increase in effective tax rate for the three and nine months ended September 30, 2014, compared to the same period for the previous year.

 In calculating the interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2014, the Company believed it could reliably project its pretax income for 2014 and determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate its tax provision in future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. As results, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2014.

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. Approximately $10.8 million in goodwill was recorded from the acquisition of BankAsiana and an additional $50.0 million was recorded from the acquisition of Saehan Bancorp. At September 30, 2014, the total balance of goodwill was $67.5 million.

The acquisitions of BankAsiana and Saehan Bancorp were accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and assets and liabilities were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan Bancorp. The resulting net adjustments to goodwill was a reduction of $55,000.

The net adjustments to goodwill related to the acquisition of BankAsiana was due to a change in the net fair value of assets acquired and liabilities assumed as new information came to light which resulted in a reduction to goodwill totaling $175,000.  This decline was offset by a $190,000 increase in goodwill related to the finalization of BankAsiana’s 2013 tax return.  The net adjustment to goodwill related to the acquisition of BankAsiana was an increase of $15,000.  The Company also finalized Saehan Bancorp’s 2013 tax returns during the third quarter of 2014, which resulted in a reduction to goodwill totaling $70,000.  With BankAsiana’s adjustment of $15,000 and Saehan Bancorp’s adjustment of ($70,000), the net result was a total reduction to goodwill of $55,000.  Due to the immaterial nature of the adjustment amount, the Company will not adjust figures for prior periods.

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

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Qualitative factors were assessed during the third quarter of 2014 and it was determined that goodwill was not impaired.

The Company evaluates the remaining useful lives of its core deposit intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposit intangibles during the quarter ended September 30, 2014.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At September 30, 2014, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 87.1% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 7.3% investment in municipal debt securities, and a 5.6% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 46.6%, or $22.1 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 50.5%, or $23.9 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 2.9%, or $1.3 million, are unrated. Our investment portfolio does not contain any government sponsored enterprises (“GSE”) preferred securities or any distressed corporate securities that required an other-than-temporary impairment charge as of September 30, 2014.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the third quarter of 2014. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $30,000, and $365.9 million, at September 30, 2014.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2014			As of December 31, 2013
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$28	$30	$2	$35	$37	$2
Total investment securities held-to-maturity	$28	$30	$2	$35	$37	$2

Available-for-Sale:
Securities of government sponsored enterprises	$91,876	$90,672	$(1,204)	$63,843	$60,789	$(3,054)
Mortgage backed securities (residential)	84,965	84,808	(157)	93,402	90,869	(2,533)
Collateralized mortgage obligations (residential)	142,057	143,054	997	135,154	135,653	499
Corporate securities	19,999	20,645	646	38,442	39,530	1,088
Municipal securities	24,589	26,687	2,098	24,700	25,596	896
Total investment securities available-for-sale	$363,486	$365,866	$2,380	$355,541	$352,437	$(3,104)

Holdings of our investment securities increased to $365.9 million at September 30, 2014, compared with holdings of $352.5 million at December 31, 2013. Total investment securities as a percentage of total assets were 9.3% and 9.7%, at September 30, 2014 and December 31, 2013, respectively. Securities with a total fair value of approximately $340.2 million and $322.4 million, were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, our investment security classified as held-to-maturity, carried at amortized cost, decreased to $28,000, compared with $35,000 at December 31, 2013. Our investment securities classified as available-for-sale, stated at fair values, increased to $365.9 million at September 30, 2014, from $352.4 million at December 31, 2013. The increase was a result of $61.1 million in purchased securities and a $5.5 million increase in unrealized gains offset with $32.9 million in accretion/amortization and principal pay-downs of MBSs and CMOs, a $2.0 million in called securities, and $18.2 million in matured securities during the nine months ended September 30, 2014.

As of September 30, 2014, the net unrealized gain in the investment portfolio was $2.4 million, compared to $3.1 million in net unrealized losses at December 31, 2013. The change from an unrealized loss position to an unrealized gain position can be attributed to a decrease in long term Treasury yields at September 30, 2014, compared to rates at December 31, 2013.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances. Total loans are net of any unearned income which consists of unamortized deferred fees and costs, premiums, and discounts. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $3.13 billion at September 30, 2014, compared to $2.81 billion at December 31, 2013. Net loans as a percentage of total assets increased to 79.4% at September 30, 2014, from 77.7% at December 31, 2013. The increase in net loans is attributable to loan originations that were greater than loan pay-downs during the nine months ended September 30, 2014.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	September 30, 2014	December 31, 2013
Construction	$41,406	$40,367
Real estate secured	2,606,023	2,367,530
Commercial and industrial	527,529	449,672
Consumer	12,842	14,694
Gross loans(1)	3,187,800	2,872,263
Unearned income	(9,619)	(7,864)
Total loans, net of unearned income	3,178,181	2,864,399
Allowance for losses on loans	(53,116)	(53,563)
Net loans	$3,125,065	$2,810,836

Percentage breakdown of gross loans:
Construction	1.3%	1.4%
Real estate secured	81.8%	82.4%
Commercial and industrial	16.5%	15.7%
Consumer	0.4%	0.5%

(1) Includes loans held-for-sale, which are recorded at the lower of cost or market, of $16.2 million and $47.6 million, at September 30, 2014 and December 31, 2013, respectively.

Construction loans represented 1.3% of our total loan portfolio at September 30, 2014. During the nine months ended September 30, 2014, we originated four construction loans totaling $22.2 million. The originations, which were offset by loan pay-downs, resulted in an increase in construction loans to $41.4 million at the end of the third quarter of 2014, compared to $40.4 million, or 1.4% of gross loans at the end of the fourth quarter of 2013.

Real estate secured loans totaled $2.61 billion at September 30, 2014 and $2.37 billion at December 31, 2013. Real estate secured loans as a percentage of gross loans were 81.8% and 82.4%, at September 30, 2014 and December 31, 2013, respectively. Home mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding increased to $174.5 million at September 30, 2014, compared to $159.8 million at December 31, 2013.

Commercial and industrial loans at September 30, 2014 increased to $527.5 million from $449.7 million at December 31, 2013. Commercial and industrial loans as a percentage of gross loans totaled 16.5% at September 30, 2014, and 15.7% at December 31, 2013. Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio.

Consumer loans represented less than 1% of gross loans at both September 30, 2014 and December 31, 2013. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash deposits due to the minimal risk associated with these types of loans. At September 30, 2014, consumer loans declined to $12.8 million, or 0.4% of gross loans, from $14.7 million, or 0.5% of gross loans, at December 31, 2013.

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

The table below shows the contractual maturity distribution and repricing intervals of gross outstanding loans in our portfolio at September 30, 2014. The table also shows the distribution between loans with variable or floating interest rates, and loans with fixed or pre-determined interest rates.

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	September 30, 2014
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$41,406	$—	$—	$41,406
Real estate secured	921,420	1,505,315	179,288	2,606,023
Commercial and industrial	501,471	25,559	499	527,529
Consumer	11,496	1,346	—	12,842
Gross loans	$1,475,793	$1,532,220	$179,787	$3,187,800

Loans with variable interest rates	$1,326,316	$—	$—	$1,326,316
Loans with fixed interest rates	149,477	1,532,220	179,787	1,861,484
Gross loans	$1,475,793	$1,532,220	$179,787	$3,187,800

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At September 30, 2014, the Company had $42.7 million in troubled debt restructured (“TDR”) loans of which $28.3 million were performing in accordance with their modified terms. The remaining $14.4 million in TDR loans were classified as non-performing at September 30, 2014. As such, not all of our TDR loans are classified as non-performing although they are all considered to be impaired loans. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had ten OREO properties at September 30, 2014 with a total balance of $6.6 million.

The following is a summary of total non-performing loans and OREO for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	September 30, 2014	December 31, 2013	September 30, 2013
Total non-accrual loans (net of SBA guarantee): (1)
Construction	$—	$2,471	$2,471
Real estate secured	37,205	33,401	29,568
Commercial and industrial	7,699	1,196	1,004
Consumer	1	—	—
Total non-accrual loans	44,905	37,068	33,043

Loans 90 days or more past due and still accruing (net of SBA guarantee):
Real estate secured	—	168	—
Commercial and industrial	—	—	—
Total loans 90 days or more past due and still accruing	—	168	—

Total non-performing loans	44,905	37,236	33,043

Other real estate owned	6,565	7,600	748
Total non-performing assets, net of SBA guarantee (2)	$51,470	$44,836	$33,791

Non-performing loans as a percentage of total loans	1.41%	1.30%	1.47%

(1) During the three months ended September 30, 2014, December 31, 2013, and September 30, 2013, interest income on these loans were not included in interest income.

(2) SBA guaranteed portions totaled $11.1 million, $12.4 million, and $15.8 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

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

Total NPLs, net of SBA guaranteed portions, totaled $44.9 million, or 1.41% of total loans (gross loans net of deferred fees and costs), at September 30, 2014, compared with $37.2 million, or 1.30% of total loans, at December 31, 2013, and $33.0 million, or 1.47% of total loans, at September 30, 2013. There were no loans past due 90 or more days and still accruing at September 30, 2014 and September 30, 2013. Loans past due 90 days or more and still accruing interest totaled $168,000 at December 31, 2013. Allowance coverage of non-performing loans at September 30, 2014 stood at 118.29%, compared to 143.85% at December 31, 2013, and 158.6% at September 30, 2013.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2014 and September 30, 2013. Additional income of approximately $147,000 and $830,000 would have been recorded during the three months and nine months ended September 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $370,000 and $823,000 would have been recorded during the three months and nine months ended September 30, 2013, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At September 30, 2014, the balance of non-accrual TDR loans totaled $14.4 million, and TDRs performing in accordance with their modified terms totaled $28.3 million. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million.

At September 30, 2014, the balance of total TDR loans, net of SBA guaranteed portions, totaled $42.7 million, compared to $36.2 million at December 31, 2013. TDR loan inflows totaled $7.3 million and $13.0 million during the three and nine months ended September 30, 2014, respectively. TDR outflows during the three and nine months ended September 30, 2014 totaled $3.4 million and $6.5 million, respectively.

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

Net loan recoveries for the third quarter of 2014 totaled $447,000, compared to $2.5 million in net loan charge-offs for the third quarter of 2013. Total net recoveries for the third quarter of 2014 were comprised of $527,000 in real estate secured loan net recoveries and $80,000 in commercial and industrial loan net charge-offs. Annualized net charge-offs to average total loans for the third quarter of 2014 was -0.06%. Total net charge-offs for the third quarter of 2013 was comprised of $2.3 million in real estate secured loan net charge-offs and $254,000 in commercial and industrial loan net charge-offs, and $4,000 in consumer loan net recoveries. Annualized net charge-offs to average total loans for the third quarter of 2013 was 0.46%.

The allowance for loan losses at September 30, 2014 totaled $53.1 million, compared to $53.6 million at December 31, 2013. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the third quarter of 2014 was 1.67%, and was 1.90% at the end of the fourth quarter of 2013. GVA at September 30, 2014 totaled $42.3 million, or 79.7% of total allowance for loan losses, and SVA on impaired loans totaled $10.8 million, or 20.3% of the total allowance. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $31.0 million September 30, 2014. At December 31, 2013, GVA totaled $49.8 million, or 92.9% of total allowance, while specific reserve on impaired loan totaled $3.8 million, or 7.1% of the total allowance for loan losses. QA at the end of the fourth quarter of 2013 totaled $20.4 million.

The total GVA at September 30, 2014 declined $7.5 million compared to December 31, 2013. The decrease is largely due to the declining trend in net charge-offs, or losses on loans, experienced in 2013 and 2014. The decrease in charge-offs has led to a decline in historical loss ratios reducing the overall required GVA portion of the allowance for loan losses. Higher level net charge-offs periods are dropping out of our historical loss horizon and more recent low level net charge-off quarters are taking their place resulting in lower loss rates in most of the Company’s loan categories. Loss rates for real estate secured loans declined the most during the nine months ended September 30, 2014. This reduction was offset by an increase in QA and was responsible for the decline in overall GVA.

Although historical loss rate declined during the nine months ended September 30, 2014, with uncertainty in our current economic environment and increase in non-performing and delinquent loans, the QA portion of the allowance increased at September 30, 2014, compared to December 31, 2013. The QA portion of the allowance increased $10.6 million to $31.0 million at September 30, 2014, compared to $20.4 million at December 31, 2013. Total SVA portion of our allowance experienced an increase of $7.0 million during the nine months ended September 30, 2014. The increase in SVA was largely attributable to a $6.8 million increase in impairment for three loans that were listed as impaired during the nine months ended September 30, 2014.

Allowance for loan commitments at September 30, 2014 totaled $1.1 million, unchanged from December 31, 2013. At September 30, 2014, commitments to extend credit totaled $297.3 million, compared to $348.4 million at December 31, 2013. Total commitments to extend credit declined by $51.1 million during the nine months ended September 30, 2014, but total allowance for loan commitments remained the same.

Although management believes our allowance for loan losses at September 30, 2014 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Balances:	2014	2013	2014	2013
Allowance for loan losses:
Balances at beginning of period	$52,669	$54,937	$53,563	$63,285

Charge-offs:
Real estate secured	1,161	2,438	2,615	10,511
Commercial and industrial	614	764	2,599	2,693
Consumer	—	—	1	1
Total charge-offs	1,775	3,202	5,215	13,205

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	1,688	148	3,302	703
Commercial and industrial	534	510	1,452	1,601
Consumer	—	4	14	13
Total recoveries	2,222	662	4,768	2,317

Net loan charge-offs	(447)	2,540	447	10,888

Provision for losses on loans	—	—	—	—
Balances at end of period	$53,116	$52,397	$53,116	$52,397

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,023	$1,061	$1,023
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,061	$1,023	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	-0.06%	0.46%	0.02%	0.67%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.67%	2.38%	1.67%	2.38%
Net loan charge-offs to allowance for loan losses at end of period	-0.84%	4.85%	0.84%	20.78%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest):

	September 30, 2014
(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Indeterminate Maturity	Total
FHLB Advances	$100,740	$1,482	$51,466	$—	$—	$153,688
Junior Subordinated Debentures	318	—	—	82,476	(10,811)	71,983
Operating Leases	6,543	10,173	6,485	4,005	—	27,206
Investments in Affordable Housing Partnerships	7,295	3,233	127	652	—	11,307
Time Deposits	990,690	355,336	4,097	311	167	1,350,601
Total	$1,105,586	$370,224	$62,175	$87,444	$(10,644)	$1,614,785

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At September 30, 2014 and December 31, 2013, we had commitments to extend credit of $297.3 million and $348.4 million, respectively. Obligations under standby letters of credit totaled $917,000 and $8.7 million at September 30, 2014 and December 31, 2013, respectively. Total commercial letters of credit totaled $50.3 million at September 30, 2014 and $12.8 million at December 31, 2013. Commitments to fund investments in affordable housing partnerships totaled $11.3 million at the end of the third quarter of 2014, compared to $10.2 million at the end of the fourth quarter of 2013. Operating lease commitments totaled $27.2 million at the end of the third quarter of 2014, and $23.8 million at the end of the fourth quarter of 2013.

During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years.  The advance which will be funded on September 22, 2015, will mature on September 19, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $125,000 at September 30, 2014 and $250,000 at both December 31, 2013 and September 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loans originations and investment purchases. Total deposits increased to $3.19 billion at September 30, 2014, compared with $2.87 billion at December 31, 2013. Non-time deposits at September 30, 2014 increased to $1.84 billion, from $1.76 billion at December 31, 2013, and time deposits increased to $1.34 billion at September 30, 2014, from $1.11 billion at December 31, 2013.

The increase in deposits of $313.8 million, from December 31, 2013 to September 30, 2014, was primarily attributable to an increase in time deposits of $227.6 million, an increase in demand deposit accounts of $82.5 million and an increase in savings accounts of $10.9 million, during the nine months ended September 30, 2014. The increases were offset by a decline in money market and NOW accounts of $7.2 million during the nine months ended September 30, 2014.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter of 2014 was 0.72%, compared to 0.67% for the third quarter of 2013. The average rate paid on other time deposits decreased from 0.82% for the third quarter of 2013, to 0.79% for the third quarter of 2014. The average rate paid on money market, savings, and NOW accounts increased from 0.77% for third quarter of 2013, to 0.79% for the third quarter of 2014. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits remained unchanged at 0.53% for the quarters ended September 30, 2013 and September 30, 2014.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	Three Months Ended,
	September 30, 2014		December 31, 2013		September 30, 2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$919,041	N/A	$639,957	N/A	$624,825	N/A
Savings deposits	124,674	1.59%	630,050	0.63%	101,204	1.73%
NOW deposits	30,728	0.20%	27,656	0.20%	27,507	0.19%
Money market deposits	775,914	0.68%	103,102	1.75%	590,669	0.63%
Time deposits of $100,000 or more	930,220	0.72%	658,483	0.65%	662,280	0.67%
Other time deposits	236,724	0.79%	225,900	0.80%	212,848	0.82%
Total deposits	$3,017,301	0.53%	$2,285,148	0.53%	$2,219,333	0.53%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at September 30, 2014 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

September 30, 2014
Three months or less	$363,447
Over three months through six months	101,418
Over six months through twelve months	326,489
Over twelve months	300,704
Total	$1,092,058

At September 30, 2014 and December 31, 2013, we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 8.5% of our total deposits at September 30, 2014, and 7.7% of our total deposits at December 31, 2013.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered deposits totaling $66.2 million at September 30, 2014, and $43.6 million in brokered deposits at December 31, 2013. The Company increased its brokered deposits to maintain liquidity in the midst of strong loan demand. As competition for deposits increases in our market, to improve our net interest margin, as well as to maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are our the primary source for funding loans, investing activities, and for other general business purposes, we may from time to time obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At September 30, 2014, the Company had $150.0 million in FHLB advances outstanding.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, the credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at September 30, 2014 and December 31, 2013 totaled $564.7 million and $591.7 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $301.2 million and $247.6 million at September 30, 2014 and December 31, 2013, respectively. Our liquidity levels measured as the percentage of liquid assets to total assets was 14.3% and 16.4%, at September 30, 2014 and December 31, 2013, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at September 30, 2014 and December 31, 2013 were 6.7% and 9.5%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At September 30, 2014, our borrowing capacity with the FHLB of San Francisco was $1.08 billion, with $150.0 million in outstanding borrowings, leaving $929.9 million in available capacity.

During the third quarter of 2014 the Company entered into a forward commitment with the FHLB to borrow $100.0 million.  The Company will be obligated to borrow $100.0 million from the FHLB on September 22, 2015 at a fixed rate of 2.48% and has a maturity date of September 23, 2019.  The forward commitment allows the Company to lock in today’s interest rates in anticipation of future projected funding needs while helping to mitigate future interest rate risk exposures.

In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At September 30, 2014, the availability of these lines totaled $103.1 million, with no outstanding borrowings.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. The amount of capital and classification of capital are also subject to qualitative judgments by regulators about components, type of capital, risk weightings, and other factors. See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding regulatory capital requirements.

As of September 30, 2014, we qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

	Regulatory	Regulatory
	Adequately-	Well-	Capital Ratios as of:
	Capitalized	Capitalized	September 30, 2014		December 31, 2013		September 30, 2013
Wilshire Bancorp & Wilshire Bank:	Standards	Standards	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	15.63%	15.06%	16.05%	15.03%	19.50%	16.61%
Tier I capital to risk-weighted assets	4.00%	6.00%	14.37%	13.81%	14.79%	13.77%	18.24%	15.35%
Tier I capital to average quarterly assets	4.00%	5.00%	12.72%	12.22%	13.44%	12.51%	14.83%	12.48%

At September 30, 2014, the Company’s Tier 1 capital totaled $468.0 million, compared to $434.2 million at December 31, 2013, and $413.7 million at September 30, 2013. At the Bank level, Tier 1 capital totaled $449.4 million at September 30, 2014, compared to $404.2 million at December 31, 2013, and $347.6 million at September 30, 2013.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis point would result in a small increase in our net interest income and a 100, 200, and 300 basis points would lower our EVE. An increase in interest rates would result in increasing net interest income, while EVE would decline as interest rates rise above 200 basis points. This is mainly due to negative convexity as securities and longer term assets tend to lose value at an increasing rate as interest rates rise. Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon.

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

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at September 30, 2014 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2014
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,375,854	$99,939	$1,532,220	$179,787	$3,187,800
Investment securities	14,749	13,558	169,799	167,788	365,894
Deposits at other institutions	1,500	500	7,000	—	9,000
Federal funds sold and other cash equivalents	54,628	—	—	—	54,628
Total	$1,487,158	$113,997	$1,709,019	$347,575	$3,657,749

Interest-bearing liabilities:
Savings deposits	$125,872	$—	$—	$—	$125,872
Time deposits of $100,000 or more	363,447	427,907	300,514	190	1,092,058
Other time deposits	40,384	151,521	57,092	61	249,058
Other interest-bearing deposits	803,699	—	—	—	803,669
FHLB advances	150,000	—	—	—	150,000
Junior Subordinated Debenture	71,722	—	—	—	71,722
Total	$1,555,124	$579,428	$357,606	$251	$2,492,409

Interest rate sensitivity gap	$(67,966)	$(465,431)	$1,351,413	$347,324	$1,165,340
Cumulative interest rate sensitivity gap	$(67,966)	$(533,397)	$818,016	$1,165,340
Cumulative interest rate sensitivity gap ratio (based on total assets)	-1.73%	-13.55%	20.78%	29.61%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of September 30, 2014. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

September 30, 2014
Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	19.24%	-2.29%
+300	14.15%	-0.59%
+200	9.27%	1.45%
+100	4.33%	1.63%
0	—	—
- 100	0.12%	-6.09%
- 200	-1.36%	-14.28%
- 300	-1.57%	-21.92%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.               Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $125,000 at September 30, 2014 and $250,000 at both December 31, 2013 and September 30, 2013. It is possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

101                   The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 4, 2014	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Unaudited Notes to Consolidated Financial Statements.