Form 10-K
period 2014-12-31
WILSHIRE BANCORP INC
filed 2015-02-27
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014.
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

Securities registered pursuant to Section 12(g) of the Act : None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $722.2 million (computed based on the closing sale price of the registrant's common stock at $10.27 per share as of such date as quoted on the NASDAQ Global Select Market).

         The number of shares of common stock of the registrant outstanding as of February 20, 2015 was 78,329,554.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

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

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this Report as the "Bank." The Company succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. In October 2013, we changed the name of our subsidiary from Wilshire State Bank to Wilshire Bank. Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. In addition, the Bank has 34 full-service branch offices in Southern California, Texas, New Jersey, and the greater New York City metropolitan area. We also have 4 loan production offices, or "LPOs", utilized primarily for the origination of loans under our Small Business Administration, or "SBA", lending program in California, Colorado, Georgia, and Washington. During 2014, we opened a new branch office in Houston, Texas in an effort to expand our presence in this market.

        Deposits in Wilshire Bank are insured up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in

California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank of San Francisco, a congressionally chartered Federal Home Loan Bank. At December 31, 2014, we had approximately $4.16 billion in assets, $3.32 billion in total loans (net of deferred fees and including loans held-for-sale), and $3.40 billion in deposits.

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

2013 Acquisitions

        During the fourth quarter of 2013, we completed the acquisitions of BankAsiana, previously headquartered in Palisades Park, New Jersey, and Saehan Bancorp ("Saehan"), previously headquartered in Los Angeles, California. The acquisition of BankAsiana was completed on October 1, 2013 and the acquisition of Saehan was completed on November 20, 2013. With the completion of the acquisitions, three branches in the New York/New Jersey area and ten branches in Southern California were added to our existing branch network, of which three California branches were subsequently closed as part of the acquisition integration plan.

        The acquisitions were accounted for in accordance with generally accepted accounting principles ("GAAP") and the assets and liabilities of BankAsiana and Saehan were recorded at fair value as of the acquisition dates. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan Bancorp. The resulting net adjustments to goodwill was a reduction of $55,000. Goodwill recorded from the acquisitions for the fourth quarter of 2013 totaled $60.8 million in the aggregate, $10.8 million from the acquisition of BankAsiana and $50.0 million from the acquisition of Saehan.

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations portion of our website, where such filings are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or "Exchange Act". In addition to our SEC filings, certain corporate governance documents, including our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. We also post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. The information on or that is accessible through our website is not incorporated by reference into this Report. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Future Growth

        As part of our efforts to achieve stable and long-term profitability and respond to the changing economic environment in Southern California and our other primary markets, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide.

Possible avenues of growth include more branch locations, expanded days and hours of operation, and new types of lending and deposit products. To date, we have not expanded into areas of brokerage or similar investment products and services but rather, have concentrated primarily on the core businesses of accepting deposits, making loans, and extending credit.

        In 2015, we plan to continue to closely monitor and review the loan production levels of our branches and LPOs, while increasing our marketing efforts in our primary markets. During 2013, we acquired BankAsiana in an effort to expand our presence in the East Coast markets. We also acquired Saehan in 2013 as a means to expand our network in our main market of Southern California. In 2015, we plan to open a couple branches in the Southeastern United States.

        In the beginning of 2015, the Company acquired certain assets and assumed certain operations of Bank of Manhattan's Mortgage Lending Division. The division first formed in 2010, offers conforming, super-conforming, and jumbo residential mortgage products, and has originated over $3.0 billion in residential loans since 2012. The Company will operate on an ongoing basis a scaled down model of the Mortgage Lending Division operations. The transaction is expected to close during the first quarter of 2015, and combined with our Mortgage Lending Department will help to increase residential mortgage originations and fee income related to the sale of residential mortgage loans.

Lending Activities

  General

        Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations, and our internal lending limits. Our Bank Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation, and compliance with laws and regulations. We engage in a full complement of lending activities, including:

  •
  commercial real estate and home mortgage lending,

  •
  commercial business lending and warehouse lending,

  •
  SBA lending,

  •
  consumer loans,

  •
  trade finance, and

  •
  construction lending.

  Loan Procedures

        Loan applications may be approved by the Directors Loan Committee of our Bank Board of Directors, by our management, or lending officers to the extent of their lending authority. Our Bank Board of Directors authorizes the lending limits of management. The President and the Chief Credit Officer of the Bank are responsible for evaluating the lending authority limits for individual credit officers and recommending lending limits for all other officers to the Bank Board of Directors for approval.

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

        At December 31, 2014, our authorized legal lending limit was $88.9 million for unsecured loans, plus an additional $59.3 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2014 totaled $592.7 million.

        Since 2012, we have continued to experience an increase in overall gross loans with new originations focusing primarily on commercial real estate, SBA, commercial, and residential mortgage loans, including warehouse lines of credit. In order to gain market shares in a highly competitive environment, we offered new and refinanced loans at current pricing trends which included low fixed rates for terms of 5 to 7 years. In 2013, the acquisitions of BankAsiana and Saehan also contributed to in an increase in total loans.

        We seek to mitigate the risks inherent in our loan portfolio by adhering to our underwriting policies. The review of each loan application includes analysis of the applicant's prior credit history, income level, cash flow, and financial condition, analysis of tax returns, cash flow projections, the value of any collateral used to secure the loan, and also based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of the collateral value includes an appraisal report prepared by an independent Bank-approved appraiser. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are generally subject to the same underwriting criteria and approval process as loans made directly by us.

        In order to maximize efficiencies and to operate an effective loan underwriting, approval, and renewal processes, our loan officers are separated from marketing officers and branch managers who are generally responsible for loan marketing. In addition, we have a total of five underwriting centers as of December 31, 2014, all of which follow strict standardized underwriting procedures. Subsequent to originations, we employ a loan monitoring procedure that requires underwriters to manage their loans by performing periodic assessments of credits. Depending on loan types and risk grades, monitoring is required quarterly, semi-annually, or annually. A standard condensed monitoring form called the "Asset Review Memo" ("ARM"), is used to monitor credits by focusing on the most essential credit elements such as cash flows, payment history, property tax delinquency status, credit scores, compliance of covenants and conditions, and proper allocation of loan risk grade.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, apartment buildings, and other commercial properties. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. Many of our new real estate loan originations, however, bear fixed rather than floating rates due to the highly competitive market environment. As such, we have expanded the number of fixed rate commercial mortgages with maturities that generally do not exceed 7 years. Some refinances of existing real estate loans also had higher loan-to-value ("LTV") ratios because collateral values have decreased since initial origination five to seven years earlier. For these refinances, other factors including but not limited to good payment history, high credit scores, sufficient cash flow, and the guarantor's overall financial strength were considered to mitigate credit risks. At December 31, 2014, real estate loans, including construction loans constituted approximately 81.0% of our loan portfolio.

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

        Our total home mortgage loan portfolio outstanding at the end of 2014 and 2013 was $146.1 million and $128.5 million, respectively. We did not have any residential loans with interest only payments at December 31, 2014 or 2013.

        We consider subprime mortgages to be loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers which we consider borrowers with FICO scores of at least 660. As of December 31, 2014, our loan portfolio currently has no subprime exposure.

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

  Commercial Business and Warehouse Lending

        We offer commercial business loans to business entities such as sole proprietorships, partnerships, and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

        Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower. These lines of credit are secured primarily by business assets such as accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, or another established index. We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial loan treatment for warehouse loans. Warehouse loans at December 31, 2014 totaled $166.9 million, up from $45.2 million at December 31, 2013.

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

        We also provide other banking services tailored to the small business market. We have focused on diversifying our loan portfolio, which has led to an increase in commercial business loans to small- and medium-sized businesses.

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

  Small Business Administration Lending Services

        SBA lending is an important part of our business. Our SBA lending places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, New Jersey, and the New York City metropolitan area, as well as the multi-ethnic population areas surrounding our LPOs in other states. We are an SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we are able to provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not an SBA Preferred Lender.

        The net revenue from our SBA department represented 16.7%, 19.3%, and 11.8% of our total net revenue for 2014, 2013, and 2012, respectively.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated on personal lines of credit and installment loans to individuals. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion, automobile loans are made to existing loan or deposit customers. Because consumer loans typically present a higher risk potential compared to our other loan products, especially given current economic conditions, we have reduced our overall efforts in consumer lending.

        Our consumer loan production has historically been comparatively small, and has always represented less than 1% of our total loan portfolio. As of December 31, 2014, our consumer loan portfolio represented 0.6% of the loan portfolio, up from 0.5% at December 31, 2013.

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

Trade Finance Services

        Our Trade Finance Department assists our import/export customers with their international business needs. The department primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby we, at the request of and in accordance with customers' instructions, undertakes to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. Our Trade Finance Department offers the following types of letters of credit to customers:

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $1.4 million, $950,000, and $933,000 in 2104, 2013, and 2012, respectively.

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

        We classify all our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. At December 31, 2014, investment securities available-for-sale totaled $388.4 million, and total investments securities held-to-maturity totaled $26,000.

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

  Federal Home Loan Bank Borrowings

        To supplement our deposits as a source of funds for lending or other investment, we borrow funds in the form of advances from the Federal Home Loan Bank of San Francisco. We may use Federal Home Loan Bank ("FHLB") advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio.

        As a member of the FHLB system, we are required to invest in FHLB stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment that can only be sold to other FHLB members or redeemed by the FHLB. As of December 31, 2014, we owned $16.5 million in FHLB stock.

        Advances from the Federal Home Loan Bank are secured by the FHLB stock. In addition to FHLB stock, under the FHLB's standard credit program, advances can be secured by blanket lien on loans in our portfolio or may be secured by securities which are obligations of or guaranteed by the U.S. government under the FHLB's securities backed program. At December 31, 2014, our borrowing capacity with the Federal Home Loan Bank of San Francisco was approximately $1.18 billion, with $150.0 million in borrowings outstanding and $1.03 billion in capacity remaining.

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

Competition

  Regional Branch Competition

        We currently operate 34 branch offices, 23 in California, 3 in Texas, 4 in New Jersey, and 4 in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the ethnic diversity of these communities.

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

        We continue to experience a high level of competition within the ethnic banking market. In the greater Los Angeles metropolitan area, our primary competitors include 7 locally-owned and operated Korean-American banks. These banks have branches located in many of the same neighborhoods in which we operate, provide similar types of products and services, and use the same Korean language publications and media for their marketing purposes. Unlike many other Korean-ethnic community banks, we also focus a significant portion of our marketing efforts on non-Korean customers.

        A less significant source of competition in our primary market includes branch offices of major national and international banks which maintain a limited but increasing number of bilingual staff for Korean-speaking or other language customers. Although these banks have not traditionally focused their marketing efforts on the minority customer base in our market, their competitive influence could increase should they choose to focus on this market in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality personalized service and fast local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs, in Newark, California; Federal Way, Washington; Aurora, Colorado; and Atlanta, Georgia. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of stagnation in the U.S. economy and real estate market activity, we plan to maintain a balance of market coverage and operating costs. In 2015, we plan open additional LPOs in suitable markets and our focus will be to conservatively increase loan originations at these offices.

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

        The market for the origination of SBA loans, one of our primary revenue sources, is highly competitive. We compete with other small, mid-size, and major banks that originate these loans in the geographic areas in which our full service branches are located, as well as in the areas where we maintain LPOs. In addition, because these loans are largely broker-driven, we compete to a large extent with banks that originate SBA loans outside of our immediate geographic area. Furthermore, because these loans may be originated out of LPOs specifically set up to originate SBA loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low. In order to succeed in this highly competitive market, we actively market our SBA loans to minority-owned businesses. However, the resale market for SBA loans may grow, decline or, maintain its current status.

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 81.0% of our loan portfolio at December 31, 2014 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 525 full time equivalent employees (523 full-time employees and 4 part-time employees) as of December 31, 2014. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

Wilshire Bancorp

        Wilshire Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act") and is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

  Regulatory Restrictions on Dividends; Source of Strength

        We are regarded as a legal entity separate and distinct from our subsidiaries. The principal source of our revenues is dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to us without regulatory approval. In certain circumstances, Wilshire Bancorp may be required to obtain prior approval from the Federal Reserve Board to make capital distributions to its shareholders. The Federal Reserve Board has the authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. In addition, the Federal Reserve Board issued Supervisory Letter SR 09-4 on February 24, 2009 and revised such letter on March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the company's net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. The policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

  Capital Adequacy Requirements

        The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies with capital assets greater than $500 million. We currently have consolidated assets in excess of $500 million, and are therefore subject to the Federal Reserve Board's capital adequacy guidelines.

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines in effect at December 31, 2014 require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total risk-based capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2014, our Tier 1 risk-based capital ratio was 14.13% and our total risk-based capital ratio was 15.38%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5%. As of December 31, 2014, our leverage ratio was 12.11%.

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. These ratios increased and other capital requirements were implemented effective January 1, 2015. See "New Capital Requirements Under Basel III" below. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

  Acquisitions by Bank Holding Companies

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may (i) merge or consolidate with another bank holding company, (ii) acquire all or substantially all of the assets of any bank, or (iii) acquire ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the bank concerned, the convenience and needs of the communities to be served, and various competitive factors.

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

        In addition, any company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of the a bank holding company, or otherwise obtaining control or a "controlling influence" over a bank holding company. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity's investment is not "controlling" if the investment in the form of voting and nonvoting shares represents in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

        FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors, such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse effect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other action as determined by the ordering agency to be appropriate.

  USA PATRIOT Act

        On October 26, 2001, The Uniting and Strengthening America by Providing Appropriate Tools Is Required to Intercept and Obstruct Terrorism Act or USA PATRIOT Act, a comprehensive anti-terrorism legislation was enacted. Title III of the USA PATRIOT Act requires financial institutions to help prevent, detect, and prosecute international money laundering and the financing of terrorism. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the Bank Holding Company Act, which applies to Wilshire Bancorp. We, and our subsidiaries, including the Bank, have adopted systems and procedures to comply with the USA PATRIOT Act and regulations adopted by the Secretary of the Treasury.

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

  Dodd-Frank Act

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act has and may continue to result in dramatic changes across the financial regulatory system, some of which have become effective and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on ours and the Bank's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will or already has:

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

  Volcker Rule

        The final rules adopted on December 10, 2013 to implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule," prohibit insured depository institutions and companies affiliated with insured depository institutions ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. These rules which became effective on April 1, 2014. Certain collateralized debt obligations, securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such collateralized debt obligations securities may have been required to recognize significant losses on those securities.

        Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution's compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2014 that were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

        The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of "covered transactions" and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's Board of Directors.

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

  Cross-guarantees

        Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or a receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank's cross-guarantee liability with respect to commonly controlled insured depository institutions. The Bank is currently the only FDIC-insured depository institution subsidiary.

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

  The FDIC Improvement Act and Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws, and provided for least costly resolution and prompt regulatory action with regard to troubled institutions.

        FDICIA requires every bank with total assets in excess of $1 billion to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with GAAP and comply with such other disclosure requirements as prescribed by the FDIC.

        FDICIA also establishes a prompt corrective action (PCA) framework that divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank's capital ratios were above the requirements for a "well-capitalized" institution as of December 31, 2014. These PCA guidelines were revised by Basel III. See "New Capital Requirements Under Basel III" below.

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

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. With limited exceptions, California law currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. The Bank currently has branches located in the States of California, Texas, New Jersey, and New York. Under the Dodd-Frank Act, branching requirements have been relaxed so that state banks have the ability to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

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

  Mortgage Banking Operations

        The Bank is subject to the rules and regulations of FNMA with respect to originating, processing, selling and servicing mortgage loans, and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act, and the regulations promulgated there-under which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Bank is also subject to regulation by the California DBO, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products. Wilshire Bank is an approved Housing and Urban Development or ("HUD") lender or mortgagee and as such we must report to HUD. On an annual basis we are required to report our annual, audited financial and non-financial information necessary for HUD to evaluate compliance with the Fair Housing Act or ("FHA") requirements.

        Starting in 2014, the Bank began participating in FHLB of San Francisco's Mortgage Partnership Finance Program. By participating in this program, the Bank is able to deliver to the FHLB conventional, conforming, fixed rate mortgage loans, and FHA/VA-insured mortgage loans. The programs offers the Bank another avenue in which to competitively sell residential mortgage loans that it originates.

        In February of 2015, the Company acquired certain assets and assumed certain operations of Bank of Manhattan's Mortgage Lending Division. The Company will operate on an ongoing basis a scaled down model of the Mortgage Lending Division operations. The transaction is expected to close during the first quarter of 2015. The transaction should help to increase overall residential mortgage loan originations and contribute to additional fee income generation through the sales of originated loans.

  Future Legislation and Economic Policy

        We cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments, and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue.

  Capital Requirements (Holding Company and Bank)

        At December 31, 2014, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2014.

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

        The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

        The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

        The Basel III Rules also revise the PCA framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. For example, under the proposed prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as "well capitalized:" (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from current rules).

        The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards and future regulatory change could impose higher capital standards as a routine matter.

        The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

        In addition, the Basel III Rules includes certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Final Capital Rule, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

        The Basel III Rules generally became effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the Basel III Rules will have also have phase-in periods. The Company must comply with the final Basel III Rules beginning on January 1, 2015. The Company through its subsidiary Wilshire Bank, expects to make the one-time election to opt-out of the requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of CET1 capital in its March 31, 2015, quarterly filing. Based on capital levels at December 31, 2014, the Company expects to meet all of the capital requirements of BASEL III at March 31, 2015.

  Concentrated Commercial Real Estate Lending Regulations

        The Federal Reserve Board, the FDIC, and the OCC promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of the Bank's total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of the Bank's total capital and the Bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment, and monitoring through market analysis and stress testing, and increasing capital requirements.

        At December 31, 2014, the concentration of loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represented approximately 326%, over the threshold of 300% stated in the interagency guidance on concentrations in commercial real estate. The increase of this threshold to over 300% in 2014 was primarily due to the acquisition of Saehan which held high concentrations of commercial real estate loans. As a result of the increase in concentration of commercial real estate loans from the acquisition, management has developed a plan to monitor and reduce our concentration of commercial real estate loans. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management will continue to undertake controls to monitor the Bank's commercial real estate lending, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

  Consumer Financial Protection Bureau

        The Consumer Financial Protection Bureau ("CFPB") was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

        On January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for "qualified mortgages." The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for certain temporary exemptions for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2013.UDAP and UDAAP

  UDAP and UDAAP

        Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive, or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

  Incentive Compensation

        In June 2010, the Federal Reserve Board, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

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

  Technology Risk Management and Consumer Privacy

        State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels, and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring, and controlling risks associated with the use of technology.

        Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical, and physical safeguards relating to customer information.

        Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing.

Item 1A.    Risk Factors

        The risks described below could materially and adversely affect our business, financial conditions, and results of operations. You should carefully consider the following risk factors and all other information contained in this Report. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

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

        Increases in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans which could in turn deplete our capital, leaving the Company undercapitalized. Non-performing loans for the year ended December 31, 2014 were $37.3 million, compared to $37.2 million, at the end of 2013, and $28.0 million at the end of 2012.

Increases in our allowance for loan losses could have a material adverse effect on our business, financial condition, and results of operations.

        Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. However, actual loan losses could increase significantly as the result of changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond our control. In addition, actual loan losses could increase significantly as a result of deficiencies in our internal controls over financial reporting. Thus, such losses could exceed our current allowance estimates. Either of these occurrences could materially affect our earnings adversely.

        In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for incurred or probable losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses.

        Finally, the FDIC and the DBO, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. Such regulatory agencies may require us to increase our provision for losses on loans and loan commitments or to recognize further loan charge-offs, based upon judgments different from those of management. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition, and results of operations.

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

        While the federal funds rate and other short-term market interest rates was previously decreased substantially, the intermediate and long-term market interest rates, which are used by many banking organizations to guide loan pricing, have not decreased proportionately. This has led to a "steepening" of the market yield curve with short-term rates considerably lower than long-term notes. We may not be able to minimize our interest rate risk. In addition, while a decrease in the general level of interest rates may improve the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, it reduces our interest income, and may lead to an increase in competition among banks for deposits. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin, and our overall profitability. Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

        Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

The profitability of Wilshire Bancorp is dependent on the profitability of the Bank.

        Because Wilshire Bancorp's principal activity is to act as the holding company of the Bank, the profitability of Wilshire Bancorp is largely dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international terrorism and other disorders as well as other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation, and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. In addition, whether dividends are paid and their frequency and amount will depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2014 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $4.3 million.

To continue our growth, we are affected by our ability to identify and acquire other financial institutions.

        We intend to continue our current growth strategy. This strategy includes opening new branches and acquiring other banks that serve customers or markets we find desirable. The market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition and growth strategy. To the extent that we are unable to find suitable acquisition candidates, an important component of our growth strategy may be lost. Additionally, our completed acquisitions, or any future acquisitions, may not produce the revenue, earnings, or synergies that we anticipated.

Income that we recognized and continue to recognize in connection with our 2013 acquisitions of BankAsiana and Saehan may be non-recurring or finite in duration.

        The loans that we acquired from Mirae Bank were acquired at a $54.9 million discount. In 2013, we acquired BankAsiana and Saehan and their loan portfolio at a discount of $9.2 million and $27.7 million, respectively. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into income. Accretion of $11.2 million, $2.5 million, and $1.9 million on loans purchased at a discount was recorded as interest income during 2014, 2013, and 2012, respectively.

        As of December 31, 2014, the balance of the carrying value of our discount on former Mirae loans was $1.3 million, which declined by $900,000 from its carrying value of $2.2 million as of December 31, 2013 and by $53.6 million from its initial value of $54.9 million. The carrying value of the discount on former BankAsiana and Saehan loans was $3.7 million and $17.0 million, respectively at December 31, 2014, and $6.9 million and $25.1 million, respectively at December 31, 2013. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

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

        The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, the Bank may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we will have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage, or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank may also find it difficult or impossible to sell contaminated properties.

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

        Wilshire is operating in a challenging and uncertain economic environment, including generally uncertain global, national, and local conditions. The significant economic contraction of 2007 to 2009 adversely affected business activity across a wide range of industries and regions. Businesses and consumers were negatively impacted and capital and credit markets experienced volatility and disruption. Economic conditions affect the ability of borrowers to pay interest on and repay principal of outstanding loans and affect the value of collateral securing loans. The economic contraction and related declines in real estate values caused an elevated level of impaired loans and an associated increase in loan loss provision and charge-offs, leading to net losses for the Company in 2010 and 2011.

        Wilshire's business is closely tied to the economies of its primary markets in general and is particularly affected by the economies of Southern California, New Jersey and the New York metropolitan area. The economies of California and the East Coast have generally stabilized and/or are recovering. The housing market has improved with prices increasing in 2014. Vacancy rates for commercial properties have stabilized and small business owners are increasingly considering bank borrowings in order to grow. However, slow economic growth and the lingering effect of the 2007 to 2009 downturn continue to make for challenging operating conditions which may continue for some time and may have an adverse impact on Wilshire.

The banking industry and Wilshire operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.

        Wilshire operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by the DBO, the FDIC, and the Federal Reserve Board. The regulations affect Wilshire's investment practices, lending activities and dividend policy, among other things. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes to these laws and regulations or other actions by regulatory agencies could, among other things, make regulatory compliance more difficult or expensive for Wilshire, limit the products Wilshire can offer or increase the ability of non-banks to compete and could adversely affect Wilshire in significant but unpredictable ways, which in turn could have a material adverse effect on Wilshire's financial condition or results of operations.

        The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector. Included in the Dodd-Frank Act are, for example, changes related to deposit insurance assessments, executive compensation and corporate governance requirements, payment of interest on demand deposits, interchange fees, and overdraft services. The Dodd-Frank Act also implemented the "Volcker Rule" for banks and bank holding companies, which would prohibit proprietary trading, investment in and sponsorship of hedge funds and private equity funds, and otherwise limit the relationships with such funds. See the section entitled "Supervision and Regulation—The Dodd-Frank Act" for more information. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on Wilshire, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the CFPB, which was established pursuant to the Dodd-Frank Act, would apply to all banks and thrifts, and may increase Wilshire's compliance and operational costs in the future.

        In addition, the banking regulatory agencies adopted a final rule in July 2013 that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The Basel III Rules, effective January 1, 2015, impose a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. See the risk factor entitled "Wilshire may be subject to more stringent capital and liquidity requirements which would adversely affect Wilshire's net income and future growth" for more information.

        We cannot predict the substance or impact of pending or future legislation or regulation. Our compliance with these laws and regulations is costly and may restrict certain activities, including payment of dividends, mergers and acquisitions, investments, interest rates charged on loans, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. Failure to comply with these laws or regulations could result in fines, penalties, sanctions, and damage to our reputation which could have an adverse effect on our business and financial results.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive, or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

        The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the "Federal consumer financial laws, and to prevent evasions thereof," with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are "unfair, deceptive, or abusive" in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service ("UDAP authority"). The potential reach of the CFPB's broad rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

        Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB, and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.

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

        On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and Office of the Comptroller of Currency, adopted the Basel III Rules, which establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital. The Basel III Rules increase capital ratios for all banking organizations and introduces a "capital conservation buffer" which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The Basel III Rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. We have the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculation. We are expecting to opt out in order to reduce the impact of market volatility on its regulatory capital levels. The final rule becomes effective for the Company on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on that date.

        The Basel III Rules became effective for the Company on January 1, 2015. We have conducted a pro forma analysis of the application of these new capital requirements and have determined that we meet all of these new requirements, including the full capital conservation buffer, as if these new requirements had been in effect on December 31, 2014. Our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against the Company which could restrict our future growth or operations.

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

        At December 31, 2014, approximately 81.0% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including drought, earthquakes, brush fires and flooding attributed to various weather phenomenon. In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into a financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions between 2008 and 2011. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

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

        Advances and changes in technology could significantly affect our business, financial condition, results of operations and future prospects. We face many challenges, including the increased demand for providing customers access to their accounts and the systems to perform banking transactions electronically. Our ability to compete depends on its ability to continue to adapt technology on a timely and cost-effective basis to meet these demands. In addition, our business and operations are susceptible to negative effects from computer system failures, communication and energy disruption, and unethical individuals with the technological ability to cause disruptions or failures of its data processing systems.

Risks associated with our Internet-based systems and online commerce security, including "hacking" and "identify theft," could adversely affect our business.

        We have a website and conduct a portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing software, communications systems, and information systems from a number of third parties to conduct our business. Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put its customer confidential information at risk.

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

        Finally, on February 12, 2013, the Obama Administration released an executive order, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, which is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures, and processes, a so-called "Cybersecurity Framework," that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also will steer certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators' examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. The implementation of any recommended guidance could require us to incur additional costs.

We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

        Frequent introductions of new technology-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. Our future success depends, to a certain extent, on our ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in its operations. Certain competitors may have substantially greater resources to invest in technological improvements. We may not be able to successfully implement new technology-driven products and services or to effectively market these products and services to our customers. Failure to implement the necessary technological changes could have a material adverse impact on our business and, in turn, our financial condition, and results of operations.

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

        The Company recognized goodwill in connection with the acquisitions of Liberty Bank of New York, BankAsiana, and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at least annually. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08, a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore it would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more-likely-than-not that its fair value was less than its carrying amount. If management's assumptions used to evaluate goodwill are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Goodwill may be written down in future periods.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. As of February 20, 2015, there were approximately 78,329,554 shares of our common stock issued and outstanding, 981,671 shares of our authorized but unissued shares of common stock have been granted and are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan," plus an additional 3,000 shares of our common stock are reserved for issuance to the holders of stock options previously granted and still outstanding under the Wilshire State Bank 1997 Stock Option Plan, or the "1997 Stock Option Plan." Thus, approximately 120,635,164 shares of our common stock remain authorized, not reserved for stock options, and available for future issuance and sale at the discretion of our Board of Directors.

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

        Our reputation is very important for our business, as we rely on our relationships with our current, former, and potential clients and stockholders, and in the communities we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, our conduct of our business or otherwise may have a material adverse effect on our business.

Weakness in commodity businesses could adversely affect our performance.

        In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, while we do not have a concentration in energy lending, the industry is cyclical and recently has experienced a significant drop in crude oil prices. A severe and prolonged decline in oil and gas commodity prices would adversely affect that industry and, consequently, may adversely affect our customers who are interdependent with that industry.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 65,555 square feet as of December 31, 2014. This lease expires March 31, 2022, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rent for the lease is currently $92,737.

        At December 31, 2014, we had 34 full-service branch banking offices in Southern California, Texas, New Jersey, and New York. We also lease 5 (4 in operations) separate LPOs in Newark, California; Aurora, Colorado; Atlanta, Georgia; Federal Way, Washington; and New York, New York, and 1 loan office in Fullerton, California. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire Office	3200 Wilshire Boulevard, Suite 103 Los Angeles, California	Leased	7,426 ft	[2]	N/A	$11,659	Branch Office	March 2022
Rowland Heights Office	19765 East Colima Road Rowland Heights, California	Leased	2,860 ft	[2]	N/A	$9,097	Branch Office	May 2016
Western Office	841 South Western Avenue Los Angeles, California	Leased	4,950 ft	[2]	N/A	$27,407	Branch Office	June 2015
Olympic Office	2140 West Olympic Boulevard Los Angeles, California	Leased	9,247 ft	[2]	N/A	$16,182	Branch Office	August 2019
Valley Office	8401 Reseda Boulevard Northridge, California	Leased	7,350 ft	[2]	N/A	$12,998	Branch Office	October 2017
Downtown Office	401 East 11th Street, Suites 207-211 Los Angeles, California	Leased	5,500 ft	[2]	N/A	$17,333	Branch Office	June 2019
Cerritos Office	17500 Carmenita Road Cerritos, California	Leased	5,702 ft	[2]	N/A	$12,053	Branch Office	January 2017
Gardena Office	1701 West Redondo Beach. Blvd, #A Gardena, California	Leased	3,325 ft	[2]	N/A	$6,286	Branch Office	November 2021
Rancho Cucamonga Office	8045 Archibald Avenue Rancho Cucamonga, California	Leased	3,000 ft	[2]	N/A	$6,168	Branch Office	November 2015
City Center Office	3500 West 6th Street, #201 Los Angeles, California	Leased	3,538 ft	[2]	N/A	$19,667	Branch Office	May 2018
Mid-Wilshire Office	3832 Wilshire Boulevard Los Angeles, California	Leased	3,382 ft	[2]	N/A	$13,934	Branch Office	December 2016
Fashion Town Office	1300 South San Pedro Street Los Angeles, California	Leased	3,208 ft	[2]	N/A	$6,163	Branch Office	March 2019
Fullerton Office	5254 Beach Boulevard Buena Park, California	Leased	1,440 ft	[2]	N/A	$5,063	Loan Office	July 2015

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Huntington Park Office	6350 Pacific Boulevard Huntington Park, California	Purchased In 2005	4,350 ft	[2]	$710,000	N/A	Branch Office	N/A
Torrance Office	2424 Sepulveda Boulevard Torrance, California	Leased	2,360 ft	[2]	N/A	$7,826	Branch Office	June 2019
Garden Grove Office	9672 Garden Grove Boulevard Garden Grove, California	Purchased In 2005	2,549 ft	[2]	$1,535,500	N/A	Branch Office	N/A
Manhattan Office	308 Fifth Avenue New York, New York	Leased	7,544 ft	[2]	N/A	$35,904	Branch Office	September 2019
Bayside Office	210-16 Northern Boulevard Bayside, New York	Leased	2,445 ft	[2]	N/A	$11,898	Branch Office	April 2017
Flushing Office	150-24 Northern Boulevard Flushing, New York	Leased	2,300 ft	[2]	N/A	$17,156	Branch Office	July 2018
Fort Lee Office	215 Main Street Fort Lee, New Jersey	Leased	2,264 ft	[2]	N/A	$12,149	Branch Office	May 2017
Dallas Office	2237 Royal Lane Dallas, Texas	Purchased In 2003	7,000 ft	[2]	$1,325,000	N/A	Branch Office	N/A
Denver Office	2821 South Parker Road, #415 Aurora, Colorado	Leased	1,135 ft	[2]	N/A	$1,480	LPO Office	September 2015
Georgia Office	3483 Satellite Boulevard, #309 South Duluth, Georgia	Leased	1,436 ft	[2]	N/A	$1,878	LPO Office	March 2015
Fort Worth Office	7553 Boulevard, #26 North Richland Hills, Texas	Purchased In 2009	3,500 ft	[2]	N/A	N/A	Branch Office	N/A
Northern CA Office	39899 Balentine Drive, #119 Newark, California	Leased	700 ft	[2]	N/A	$1,260	LPO Office	February 2017
Palisades Park Office	303 Broad Avenue Palisades Park, New Jersey	Leased	3,405 ft	[2]	N/A	$12,943	Branch Office	October 2019
W. Wilshire Office	3580 Wilshire Boulevard, #120 Los Angeles, California	Leased	3,523 ft	[2]	N/A	$8,808	Branch Office	December 2018
N. Western Office	550 South Western Avenue Los Angeles, California	Leased	12,627 ft	[2]	N/A	$59,292	Branch Office	April 2015
San Pedro Office	1100 South San Pedro, #L21-25 Los Angeles, California	Leased	3,459 ft	[2]	N/A	$7,786	Branch Office	November 2015
S. Fullerton Office	5300 Beach Boulevard, #101 Buena Park, California	Leased	3,155 ft	[2]	N/A	$13,992	Branch Office	January 2020
La Crescenta Office	2750 Foothill Boulevard La Crescenta, California	Leased	2,123 ft	[2]	N/A	$8,129	Branch Office	April 2015
Irvine Office	14725 Jeffrey Road Irvine, California	Leased	2,950 ft	[2]	N/A	$16,885	Branch Office	June 2017
W. Olympic Office	3224 W. Olympic Boulevard, #100 Los Angeles, California	Leased	3,964 ft	[2]	N/A	$19,820	Branch Office	March 2018
W. Gardena Office	2124 W. Redondo Beach Boulevard Torrance, California	Leased	3,950 ft	[2]	N/A	$7,925	Branch Office	April 2016
New York Office**	875 6th Avenue, #2400 New York, New York	Leased	1,539 ft	[2]	N/A	$5,762	LPO Office	March 2015

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
S. Palisades Park Office	7 Broad Avenue Palisades Park, New Jersey	Leased	4,085 ft	[2]	N/A	$20,060	Branch Office	March 2017
E. Fort Lee Office	172 Main Street Fort Lee, New Jersey	Leased	4,500 ft	[2]	N/A	$15,378	Branch Office	March 2018
E. Flushing Office	162-05 Crocheron Avenue Flushing, New York	Leased	3,500 ft	[2]	N/A	$10,911	Branch Office	June 2017
Washington Office	31620 23rd Avenue, South #305 Federal Way, Washington	Leased	683 ft	[2]	N/A	$1,195	LPO Office	October 2016
Houston Office	10000 Harwin Drive Houston, Texas	Leased	2,500 ft	[2]	N/A	$4,050	Branch Office	June 2019

*
Monthly rent is based on figures at December 31, 2014

**
The New York LPO office is currently not operating

        Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $135,000 at December 31, 2014 and $250,000 at December 31, 2013. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.    Mine Safety Disclosures

  Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

	Closing Sale Price
	High	Low
Year Ended December 31, 2014
First Quarter	$11.82	$9.53
Second Quarter	$11.39	$9.85
Third Quarter	$10.50	$9.17
Fourth Quarter	$10.30	$8.94
Year Ended December 31, 2013
First Quarter	$6.78	$5.87
Second Quarter	$6.94	$6.07
Third Quarter	$8.97	$6.87
Fourth Quarter	$11.13	$8.13

        On February 20, 2015, the closing sale price for the common stock was $9.78, as reported on the NASDAQ Global Select Market.

Shareholders

        As of February 20, 2015, there were 337 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

        On June 4, 2013, the Board of Directors approved quarterly cash dividends of $0.03 per common share. Subsequently on March 12, 2014, the Board of Directors approved an increase in the Company's quarterly dividend to $0.05 per common share. All dividends are subject to the discretion of our Board of Directors and will depend on a number of factors, including future earnings, financial condition, cash needs, and general business conditions. Any dividend to our common shareholders must also comply with the restrictions associated with our junior subordinated debentures as well as applicable bank regulations.

        The following table shows cash dividends to the Company's common shareholders for the two years ended December 31, 2014:

DECLARATION DATE	PAYABLE DATE	RECORD DATE	AMOUNT
November 24, 2014	January 15, 2015	December 31, 2014	$0.05 per share
August 28, 2014	October 15, 2014	September 30, 2014	$0.05 per share
May 28, 2014	July 15, 2014	June 30, 2014	$0.05 per share
March 13, 2014	April 15, 2014	March 31, 2014	$0.05 per share
December 30, 2013	January 15, 2014	January 6, 2014	$0.03 per share
September 9, 2013	October 15, 2013	September 30, 2013	$0.03 per share
June 4, 2013	July 15, 2013	June 30, 2013	$0.03 per share

        Our ability to pay cash dividends in the future will depend in large part on the ability of the Bank to pay dividends on its capital stock to us. The ability of the Bank to pay dividends is restricted by the California Financial Code, the FDIA, and FDIC regulations. In general terms, California law provides that the Bank may declare a cash dividend out of net profits up to the lesser of retained earnings or net income, for the last three fiscal years (less any distributions made to shareholders during such period), or with the prior written approval of the Commissioner of the Department of Business Oversight, in an amount not exceeding the greatest of:

  •
  retained earnings,

  •
  net income for the prior fiscal year, or

  •
  net income for the current fiscal year.

        The Bank's ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements. The FDIA and FDIC regulations restricts the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank. The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice.

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Incentive Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Incentive Plan, there were stock options outstanding to purchase 992,489 shares of our common stock and 49,688 shares of restricted stock as of December 31, 2014.

        During 1997, the Bank established the 1997 Stock Option Plan, which provided for the issuance of up to 6,499,800 shares of the Company's authorized but unissued common stock to managerial employees and directors. Due to the expiration of the plan in May 2007, no additional options may be granted under the 1997 Stock Option Plan. Accordingly, no shares of our common stock remain available for future issuance under the 1997 Stock Option Plan. Nonetheless, there are 32,300 shares of our common stock reserved for issuance to the holders of stock options previously granted and still outstanding under the 1997 Stock Option Plan. The following table summarizes information as of December 31, 2014 relating to the number of securities to be issued upon the exercise of the outstanding options under the 1997 Plan and the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,024,789	$6.27	1,419,558
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	1,024,789	$6.27	1,419,558

 Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) the NASDAQ market index; (ii) all banks and bank holding companies listed on NASDAQ; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada, and Alaska. Both the SNL $1 Billion - $5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	At December 31,
	2009	2010	2011	2012	2013	2014
Wilshire Bancorp Inc.	$100.00	$93.44	$44.51	$71.98	$135.12	$128.08
NASDAQ© Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL© $1B - $5B Bank Index	100.00	113.35	103.38	127.47	185.36	193.81
SNL© Western Bank Index	100.00	113.31	102.37	129.18	181.76	218.14

Source:
SNL Financial LC, Charlottesville, VA

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the five years ended December 31, 2014. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7:

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Summary Statement of Income Data:
Interest income	$163,704	$123,739	$116,957	$129,964	$156,420
Interest expense	18,167	13,409	17,055	22,589	42,704
Net interest income before (credit) provision for losses on loans and loan commitments	145,537	110,330	99,902	107,375	113,716
(Credit) provision for losses on loans and loan commitments	—	—	(34,000)	59,100	150,800
Non-interest income	41,241	34,183	28,249	23,805	35,912
Non-interest expenses	97,514	76,856	74,179	68,785	67,376
Income (loss) before income taxes	89,264	67,657	87,972	3,295	(68,548)
Income taxes provision (benefit)	30,255	22,281	(4,333)	33,625	(33,790)
Preferred stock cash dividend, accretion of Preferred Stock, and one-time adjustment from repurchase of Preferred Stock	—	—	1,401	(3,658)	(3,626)
Net income (loss) available to common shareholders	59,009	45,376	93,706	(33,988)	(38,384)
Per Common Share Data:
Net income (loss) available to common shareholders:
Basic	$0.75	$0.63	$1.31	$(0.61)	$(1.30)
Diluted	$0.75	$0.63	$1.31	$(0.61)	$(1.30)
Book value per common share	$6.25	$5.63	$4.80	$3.49	$5.72
Weighted average common shares outstanding:
Basic	78,250,901	71,771,116	71,288,484	55,710,377	29,486,351
Diluted	78,591,374	72,037,516	71,375,150	55,710,377	29,486,351
Year-end common shares outstanding	78,322,462	78,061,307	71,295,144	71,282,518	29,477,638

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010
Summary Statement of Financial Condition Data:
Total loans, net of unearned income[1]	$3,320,080	$2,864,399	$2,152,340	$1,981,486	$2,326,624
Allowance for loan losses	48,624	53,563	63,285	102,982	110,953
Other real estate owned	7,922	7,600	2,080	8,221	14,983
Total assets	4,155,469	3,617,735	2,750,863	2,696,854	2,970,525
Total deposits	3,401,259	2,871,510	2,166,809	2,202,309	2,460,940
Federal Home Loan Bank advances[2]	150,000	190,325	150,000	60,000	135,000
Junior subordinated debentures	71,779	71,550	61,857	87,321	87,321
Total shareholders' equity	489,411	439,418	342,417	309,582	229,162
Performance ratios:
Return on average total equity[3]	12.65%	12.39%	30.18%	–11.46%	–12.69%
Return on average common equity[4]	12.65%	12.39%	30.18%	–16.66%	–17.96%
Return on average assets[5]	1.57%	1.56%	3.55%	–1.10%	–1.04%
Net interest margin[6]	4.20%	4.07%	4.07%	4.15%	3.66%
Efficiency ratio[7]	52.21%	53.18%	57.88%	52.44%	45.03%
Net loans to total deposits at year end	96.18%	97.89%	96.41%	85.30%	90.03%
Common dividend payout ratio	26.53%	14.51%	0.00%	0.00%	–3.84%
Capital ratios:
Average common shareholders' equity to average total assets	12.40%	12.63%	11.76%	7.39%	6.39%
Tier 1 capital to quarter-to-date average total assets	12.11%	13.44%	14.87%	13.86%	9.18%
Tier 1 capital to total risk-weighted assets	14.13%	14.79%	18.47%	19.59%	12.61%
Total capital to total risk-weighted assets	15.38%	16.05%	19.74%	20.89%	14.00%
Asset quality ratios:
Non-performing loans to total loans[8]	1.12%	1.30%	1.30%	2.21%	3.06%
Non-performing assets to total loans and other real estate owned[9]	1.36%	1.56%	1.39%	2.62%	3.68%
Net charge-offs to average total loans	0.16%	0.43%	0.40%	3.16%	4.33%
Allowance for loan losses to gross loans receivable at year end	1.47%	1.90%	3.15%	5.33%	4.79%
Allowance for loan losses to non-performing loans	130.48%	143.85%	226.40%	234.95%	155.76%

1
Total loans is the sum of loans receivable and loans held-for-sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs) and discount on acquired loans

2
At December 31, 2014, our borrowing capacity with Federal Home Loan Bank was $1.18 billion, with $1.03 billion in remaining capacity

3
Net income divided by average total shareholders' equity

4
Net income available to common shareholders, divided by average common shareholders' equity

5
Net income divided by average total assets

6
Represents net interest income as a percentage of average interest-earning assets

7
Represents the ratio of non-interest expense to the sum of net interest income before (credit) provision for losses on loans and loan commitments and total non-interest income

8
Non-performing loans consist of non-accrual loans, loans past due 90 days or more, and restructured loans

9
Non-performing assets consist of non-performing loans (see footnote 8 above), and other real estate owned

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2014. The discussion should be read in conjunction with our consolidated financial statements and the notes related thereto which appear elsewhere in this Report.

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

        On October 1, 2013, the Company acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 20, 2013 acquired Saehan, headquartered in Los Angeles, California. The acquisitions were accounted for in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." We acquired approximately $793.0 million in assets in aggregate which included $550.2 million in loans. In addition, $666.0 million in total deposits were acquired through these transactions. As a result of these acquisitions, the Company was able to add additional branch offices and LPOs to our existing network of branches. We believe that our market coverage complements our multi-ethnic small business focus. We intend to be cautious about our growth strategy in future years regarding opening of additional branches and LPOs. We expect to continue implementing our growth strategy using strategic planning and market analysis, as our needs and resources permit.

        At December 31, 2014, we had approximately $4.16 billion in assets, $3.32 billion in total loans (net of deferred fees and including loans held-for-sale), and $3.40 billion in deposits. We also have expanded and diversified our business geographically by focusing on the continued development of our East Coast market.

2014 Key Performance Indicators

        We believe the following were key indicators of our operations during 2014:

  •
  Our total assets increased to $4.16 billion at the end of 2014, an increase of 14.9%, from $3.62 billion at the end of 2013.

  •
  Our total deposits increased to $3.40 billion at the end of 2014, an increase of 18.4%, from $2.87 billion at the end of 2013.

  •
  Our total loans increased to $3.32 billion at the end of 2014, an increase of 15.9%, from $2.86 billion at the end of 2013.

  •
  Total net interest income before credit for loan losses increased to $145.5 million in 2014, an increase of 31.9%, from $110.3 million in 2013.

  •
  We did not record any provision for losses on loans and loan commitments in 2014 or 2013.

  •
  Total non-interest income increased to $41.2 million in 2014, an increase of 20.6%, from $34.2 million in 2013.

  •
  Total non-interest expense increased to $97.5 million, or 26.9%, in 2014, compared to $76.9 million in 2013. The increase is primarily due to the increase in salaries and benefits and occupancy and equipment expense from the acquisitions of BankAsiana and Saehan.

  •
  Net income available for common shareholders for 2014 increased to $59.0 million, or $0.75 per basic and diluted common share, compared with net income available to common shareholders of $45.4 million, or $0.63 per basic and diluted common share in 2013. The increase was largely due to the increase net income from the acquisitions of BankAsiana and Saehan.

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

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment to our investment securities. Impairments related to credit issues must be recognized in current earnings rather than in other comprehensive income. The determination of other-than-temporary impairment is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2014. Investment securities are discussed in more detail in Note 1 and 4 in the footnotes to our consolidated financial statements presented later in this Report.

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

        As of December 31, 2014 and December 31, 2013, no investment securities were determined to have any other-than-temporary impairment. The unrealized losses on our government sponsored enterprises ("GSE") bonds, residential collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities and Collateralized Debt Obligations that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2014 and 2013, until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. There were no unrealized losses on our municipal or corporate securities at December 31, 2014. In the event of future unrealized losses on our municipal and corporate securities, we have the intent and ability to hold the securities in an unrealized loss position until the fair value recovers or the securities mature

Small Business Administration Loans

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

        We capitalize the fair value allocated to ESF in intangible servicing assets (the contracted servicing fee less normal servicing costs). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of related loans. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the consolidated statements of income. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair values, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered as other-than-temporary impairment and it is charged to the current earnings.

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

        We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan classes used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment and GDP), problem loan trends (non-accrual, delinquency, and impaired loans), trends in real estate value, and other factors. Although the QA takes into consideration different loan segments and loan classes, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with GAAP. All these components are combined for a final allowance for loan losses figure on a quarterly basis.

        In 2013, management made enhancements to the overall allowance for loan losses calculation methodology to better reflect potential losses in the loan portfolio in the current economic environment. There were three main enhancements to the methodology, a change to the loss horizon used to calculate historical losses from 12 quarter to 16 quarters, setting a minimum historical loss rate for loan pools, and a change to the impairment calculation methods for impaired loans. There were no changes to the allowance methodology in 2014.

Non-Accrual Loan Policy

        Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is 90 days or more delinquent unless management believes the loan is adequately collateralized and in the process of collection. Loans that are less than 90 days past due may also be categorized as non-accrual if there is evidence to suggest that a portion or all of the contractual amounts due will not be collected. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

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

Acquired Loans

        Acquired loans are recorded at fair value at the time they are acquired and any related allowance is not carried over in the acquisition. These acquired loans were segmented into two groups, loans with evidence of credit quality deterioration, and loan without evidence of credit deterioration. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" and deemed "ASC 310-30 loans." Acquired loans without evidence of credit deterioration are not accounted for under ASC 310-30 and are referred to as "Non-ASC 310-30 loans." At the time of acquisition, Non-ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed, payment type, and other factors. Management periodically reassesses the net realizable value of Non-ASC 310-30 loan pools and records interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.

Credit Impaired Loans (ASC 310-30 Loans)

        Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30. At the time of acquisition, ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed, payment type, and other factors. The estimated cash flows expected for each pool was estimated at the time the loans were acquired. The excess of the cash flows expected to be collected on purchased credit impaired loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference and is not accreted over time. For acquired loans without signs of credit deterioration, the difference between contractually required payments as of the acquisition date and the fair value is accreted over the remaining life of the loan using a level yield method of accretion.

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

        At the time of acquisition, the fair value of loans acquired from Mirae Bank, BankAsiana, and Saehan totaled $285.7 million, $168.6 million, and $381.7 million, respectively, which represented discounts of $54.7 million, $9.2 million, and $27.7 million, respectively. At December 31, 2014, carrying amount of ASC 310-30 loans related to the acquisitions of Mirae Bank, BankAsiana, and Saehan totaled $441,000, $406,000, and $493,000, respectively.

Valuation of Other Real Estate Owned

        Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the estimated fair value less the selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower than the loan balance. Subsequent to foreclosure, management periodically performs valuations on OREO and the OREO property is carried at the lower of its carrying value or fair value, less cost to sell. The determination of a property's estimated fair value incorporates (i) revenues projected to be realized from disposal of the property, (ii) construction and renovation costs, (iii) marketing and transaction costs, and (iv) holding costs (e.g., property taxes, insurance, and homeowners' association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Goodwill and Intangible Assets

        Goodwill and intangible assets arise from the acquisition method of accounting for business combinations. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with our 2013 acquisitions of which $10.8 million was related to BankAsiana, and $50.0 million was related to Saehan. As of December 31, 2014 and December 31, 2013, goodwill totaled $67.5 million. Other intangibles include $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisition. In 2013, $725,000 and $3.8 million in core deposits intangibles were recorded from the acquisitions of BankAsiana, and Saehan, respectively. Unamortized core deposits intangibles at December 31, 2014 totaled $162,000, $440,000, $655,000, and $3.0 million related to the Liberty Bank, Mirae Bank, BankAsiana, and Saehan transactions, respectively.

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

        Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested annually for impairment. Intangible assets that have finite useful lives, such as core deposits intangibles and unfavorable lease intangibles, are amortized over their estimated useful lives. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the East Coast branches' estimated fair value to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure for actual impairment, if any exists.

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

        Under ASU 2011-08, a company is given the choice of assessing qualitative factors to determine whether it is more-likely-than-not, that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount.

        During the fourth quarter of 2014, management assessed the qualitative factors to determine whether it was more-likely-than-not that goodwill was impaired. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value of acquired assets exceeded the carrying amount, and therefore concluded that the two-step goodwill impairment test did not need to be performed. The Company will continue to monitor goodwill and assess the qualitative factors that may indicate impairment on annual basis, or more frequently, as needed.

        The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles-Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles during the year ended December 31, 2014.

FDIC Indemnification Asset

        With the acquisition of Mirae Bank, the Bank entered into loss sharing agreements with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss sharing agreement as an FDIC indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification asset was accounted for on the date of the acquisition at fair value by adding the present value of all the cash flows that the Company expected to collect from the FDIC based on expected losses to be incurred on loans acquired from Mirae Bank based on the terms of the loss sharing agreement. As expected and actual cash flows increase and decrease from what was estimated at the time of acquisition, the FDIC indemnification asset and the impact to the allowance for loan losses will decrease and increase, respectively. When loans covered by the FDIC are paid-off, the FDIC indemnification asset is offset with interest income and the corresponding allowance for loan losses is reversed. Former Mirae loans that become impaired with losses in excess of initially estimated, results in an increase in the allowance for loan losses and an increase in the indemnification asset by the covered amount.

        We entered into two loss sharing agreements with the FDIC, one for single family loans and one for non-single family loans. In 2012, the FDIC paid the Company a one-time settlement to terminate the loss-share agreement for single family loans. The terms of the remaining non-single family loss-share agreement states that the FDIC will share in losses on non-single family loans for five years with respect to losses and eight years with respect to loss recoveries. The loss-share agreement with respect to losses expired in June 2014. Recoveries will remain covered under the agreement for an additional three years. In 2014, we recorded an impairment of $597,000 to the FDIC indemnification asset to write-down amounts we did not expect to receive from the FDIC. As of December 31, 2014, we did not have an FDIC indemnification asset balance due to the expiration of the loss portion of the agreement.

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

        ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more-likely-than-not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The Company recognized a decrease in the liability for unrecognized tax benefit of $12,000 from the prior year tax position, $40,000 from a settlement with a state authority, and $749,000 from the expiration of the statute of limitations in 2014. As of December 31, 2014, the total unrecognized tax benefit that would affect the effective rate if recognized was $826,000. We expect the unrecognized tax benefits to decrease by approximately $1.1 million over the next 12 months due to settlements with state authorities.

Results of Operations

Net Interest Income and Net Interest Margin

        Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, competitive, and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board.

        In order to conform to the calculation of net interest margin within its peer group, the Company's net interest margin calculation, starting in 2013, excludes allowance for loan losses from earnings assets and average loans, which slightly decreases loan yields and net interest margin as average loans and earning assets balances increase. The calculation for 2012 has been adjusted for comparative purposes.

        Our average total loans (gross loans including held-for-sale, less deferred fees and costs) were $3.02 billion for 2014, compared to $2.29 billion for 2013, and $2.01 billion for 2012, representing an increase of 32.0% in 2014 and 13.8% in 2013, from each of the prior annual periods. The increase in average loans in 2014 and 2013 was largely due to the loans acquired through the acquisitions of BankAsiana and Saehan. Average interest-earning assets were $3.48 billion in 2014, compared with $2.73 billion in 2013, and $2.48 billion in 2012, representing an increase of 27.4% in 2014, and an increase of 10.2% in 2013, from each of the prior annual periods. Our average interest bearing deposits increased 30.0%, to $2.14 billion in 2014, and decreased by 0.6% to $1.65 billion in 2013, compared with $1.66 billion in 2012. Together with other borrowings and junior subordinated debentures (see "Financial Condition-Deposits and Other Sources of Funds" below), average interest bearing liabilities increased 27.5% to $2.37 billion in 2014, and increased 6.4% to $1.86 billion in 2013, compared to $1.75 billion in 2012.

        Our yields on interest-earnings assets were 4.72% in 2014, 4.56% in 2013, and 4.75% in 2012. The increase in yields on interest-earning assets experienced in 2014, compared to 2013, was largely due to the increase in loan yields due to the addition discount accretion income on acquired loans. The decline in yield on interest earning assets in 2013, compared to 2012 was due to the decline in loan yield. Total interest income increased 32.3% in 2014 to $163.7 million, and increased 5.8% in 2013 to $123.7 million, up from $117.0 million in 2012. The increase in 2013 and 2014 was due to the increase in the volume of loans and the addition of discount accretion income from loans acquired from BankAsiana and Saehan. Interest expense increased 35.5% to $18.2 million in 2014, while decreasing 21.4% to $13.4 million in 2013, compared to $17.1 million in 2012. The decline in interest expense for 2013 was attributable to a steady reduction in deposit rates while the increase in 2014 was attributable to the acquisition of BankAsiana and Saehan's deposit portfolio and an increase in time deposits rates.

        Net interest income before credit or provision for loan losses and loan commitments increased from $99.9 million in 2012, to $110.3 million in 2013, and then increased to $145.5 million in 2014. This represents a net interest income increase of 10.4% in 2013, and an increase of 31.9% in 2014, when compared to the previous years' figures. Our net interest spread was 3.78% in 2012, 3.84% in 2013, and 3.96% in 2014. Net interest margin was 4.07% for both 2012 and 2013, and 4.20% for 2014.

        The following table sets forth, for the periods indicated, average balances of assets, liabilities, and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Total loans[1]	$3,017,409	$155,020	5.14%	$2,285,623	$115,722	5.06%	$2,009,083	$109,367	5.44%
Securities of government sponsored enterprises	293,401	6,306	2.15%	258,019	5,203	2.02%	231,535	4,011	1.73%
Other investment securities[2]	57,260	1,889	4.51%	68,793	2,220	4.32%	66,325	2,155	4.49%
Deposits held in other financial institutions	17,105	238	1.39%	3,426	38	1.11%	—	—	0.00%
Federal funds sold	94,818	251	0.26%	115,216	556	0.48%	170,754	1,424	0.83%

Total interest-earning assets	3,479,993	163,704	4.72%	2,731,077	123,739	4.56%	2,477,697	116,957	4.75%
Total non-interest earning assets	282,407			170,147			122,576

Total assets	$3,762,400			$2,901,224			$2,600,273

Liabilities and Shareholders' Equity:
Interest bearing liabilities:
Money market deposits	$770,316	$5,219	0.68%	$630,050	$3,996	0.63%	$621,638	$4,768	0.77%
Super NOW deposits	32,240	63	0.20%	27,656	55	0.20%	26,154	71	0.27%
Savings deposits	121,878	1,926	1.58%	103,102	1,801	1.75%	100,740	2,371	2.35%
Time deposits of $100,000 or more	970,481	6,849	0.71%	658,483	4,300	0.65%	611,922	4,968	0.81%
Other time deposits	244,144	1,869	0.77%	225,900	1,816	0.80%	295,305	2,843	0.96%
FHLB borrowings and other borrowings	160,950	522	0.32%	152,171	244	0.16%	8,806	16	0.18%
Junior subordinated debenture	71,659	1,719	2.40%	62,971	1,197	1.90%	83,883	2,018	2.41%

Total interest bearing liabilities	2,371,668	18,167	0.77%	1,860,333	13,409	0.72%	1,748,448	17,055	0.98%
Non-interest bearing liabilities:
Non-interest bearing deposits	882,333			639,957			510,544
Other liabilities	42,001			34,577			35,448

Total non-interest bearing liabilities	924,334			674,534			545,992
Shareholders' equity	466,398			366,357			305,833

Total liabilities and shareholders' equity	$3,762,400			$2,901,224			$2,600,273

Net interest income		$145,537			$110,330			$99,902

Net interest spread[3]			3.96%			3.84%			3.78%

Net interest margin[4]			4.20%			4.07%			4.07%

1
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $4.4 million, $3.2 million, and $2.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Loans are net of deferred fees, unearned income, and related direct costs, and include loans placed on non-accrual status and interest income on loans includes discount recognized on acquired loans.

2
Represents tax equivalent yields, non-tax equivalent yields for 2014, 2013, and 2012 were 3.30%, 3.23%, and 3.25%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2014 vs. 2013 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2013 vs. 2012 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Total loans	$37,572	$1,726	$39,298	$14,356	$(8,001)	$6,355
Securities of government sponsored enterprises	745	358	1,103	490	701	1,191
Other Investment securities	(379)	48	(331)	80	(15)	65
Deposits held in other institutions	188	12	200	—	38	38
Federal funds sold	(86)	(219)	(305)	(378)	(489)	(867)

Total interest income	38,040	1,925	39,965	14,548	(7,766)	6,782

Interest expense:
Money market deposits	936	287	1,223	64	(836)	(772)
Super NOW deposits	9	(1)	8	4	(20)	(16)
Savings deposits	307	(182)	125	54	(624)	(570)
Time deposit of $100,000 or more	2,178	371	2,549	357	(1,025)	(668)
Other time deposits	142	(89)	53	(603)	(424)	(1,027)
FHLB advances and other borrowings	15	263	278	230	(2)	228
Junior subordinated debenture	180	342	522	(446)	(375)	(821)

Total interest expense	3,767	991	4,758	(340)	(3,306)	(3,646)

Change in net interest income	$34,273	$934	$35,207	$14,888	$(4,460)	$10,428

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

        We experienced an improvement in our overall credit quality of our loans in 2011 and credit quality has continued to improve through December 31, 2014. During 2014 non-performing loans remained largely unchanged at $33.3 million, an increase of 0.1% from 2013. Criticized and classified loans at December 31, 2014 however, experienced a decline of 40.2% and 23.7%, respectively, from 2013. The slight increase in non-performing loans was largely due to the increase in non-performing loans acquired from the acquisition of BankAsiana and Saehan. As these loans were assumed at fair value, they did not have a significant impact to the provision for loan losses in 2014.

        We did not record any provisions or credit for losses on loans and loan commitments during 2014 or 2013. In 2012 the Company recorded credit for losses on loans and loan commitments of $34.0 million. The continued improvement in credit quality coupled with remaining low loan charge-offs levels, resulting in no required provision for losses on loans for 2013 and 2014. Provision for loan losses related to the growth of the loan portfolio was offset by a decline in required reserves for existing loans as a result of the ongoing improvement in overall credit quality.

        Total charge-offs in 2014 totaled $11.5 million, compared to $14.8 million in 2013, and $13.9 million in 2012. We did not have any provision for loss on loan commitments in 2014 or 2013, compared to the recapture of losses on loan commitments of $2.4 million in 2012. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance calculation, is described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Non-interest Income

        Total non-interest income increased to $41.2 million in 2014, and increased to $34.2 million in 2013, from $28.2 million in 2012. Non-interest income was 1.1% of average assets in 2014, 1.2% of average assets in 2013, and 1.1% of average assets in 2012. We currently earn non-interest income from various sources, including deposit fees, gains from the sale of loans and securities, fees derived from servicing loans, and other income streams.

        The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2014		2013		2012
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Net gain on sale of loans	$14,962	36.3%	$13,415	39.2%	$6,393	22.6%
Service charges on deposit accounts	12,693	30.8%	11,412	33.4%	12,672	44.9%
Loan-related servicing fees	6,092	14.8%	5,011	14.7%	5,267	18.6%
Gain on sale or call of securities	—	0.0%	19	0.1%	3	0.0%
Other income	7,494	18.1%	4,326	12.6%	3,914	13.9%

Total	$41,241	100.0%	$34,183	100.0%	$28,249	100.0%

Average assets	$3,762,400		$2,901,224		$2,600,273

Non-interest income as a % of average assets		1.1%		1.2%		1.1%

        Net gain on sale of loans represented the largest source of non-interest income for 2014 and 2013. The increase in net gain on sale of loans in 2014, compared to 2013, was due to the increase in SBA loans sold during the year. The increase in net gain on sale of loans in 2013, compared to 2012, was also due to an increase in SBA loan sales in addition to a reduction in loss on sales of loans and valuation on held-for-sale loans. During 2012, valuation on held-for-sale loans totaled $690,000 and loss on sale of loans totaled $205,000. There were no losses on sale of loans or valuation on held-for-sale loans in 2013 or 2014. In 2014, we sold approximately $144.5 million in SBA loans, compared to $134.3 million in 2013, and $55.2 million in 2012.

        The increase in service charges on deposit accounts in 2014, compared to 2013, was due primarily to an increase in non-sufficient funds ("NSF") charges of $328,000, and a $739,000 increase in analysis charges on demand deposit accounts. The addition of deposit accounts from the acquisitions of BankAsiana and Saehan helped to contribute to additional service charge income on deposits accounts in 2014. The decrease in service charges on deposit accounts in 2013, compared to 2012 was due largely to a decrease in non-sufficient funds ("NSF") charges of $1.1 million and a $462,000 decrease in analysis charges on demand deposit accounts.

        Loan-related servicing fee income consists of trade-financing fees, servicing fees related to mortgage and warehouse loans sold, and servicing fees on SBA loans sold. The increase in loan-related servicing fees in 2014, compared to 2013, was due to the increase in SBA loans sales that the Company services. Loan-related servicing fee income in 2013 was down slightly compared to 2012 due to fluctuations in the loan servicing portfolio.

        There were no gains from the sale or call of securities in 2014. Gains from sales or calls of securities totaled $19,000 in 2013 and $3,000 in 2012. These gains mostly represent gains from the call of investments securities during those periods.

        Other non-interest income represented income from wire fees, insurance fees, other earning assets income, loan referral fees, SBA loan packaging fees, increase in cash surrender value of BOLI, and other miscellaneous income. The increase in other non-interest income from 2013 to 2014 was due to a $1.4 million increase in miscellaneous income, a $627,000 increase in dividend income, and a $400,000 increase in OREO rental income. The increase in other income in 2013, compared to 2012, was due to a $392,000 increase in dividend income during the year.

Non-interest Expense

        Total non-interest expense increased to $97.5 million in 2014 from $76.9 million in 2013, and $74.2 million in 2012. The increase in non-interest expense for 2014, compared to 2013, was largely due the increase in salaries and benefits and occupancy and equipment expense that resulted from a full year impact of the acquisitions of BankAsiana and Saehan. The increase in non-interest expense for 2013 compared to 2012 was due to merger-related expenses and an increase in salaries and benefits from the additional employees brought on from the acquisitions of BankAsiana and Saehan toward the end of 2013. Non-interest expense as a percentage of average assets was 2.6% in 2014 and 2013, and 2.9% in 2012. The efficiency ratio at December 31, 2014 was 52.21%, improved from 53.18% in 2013, and from 57.88% for 2012.

        The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expense

(Dollars in Thousands)

	For the Years Ended December 31,
	2014		2013		2012
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$49,724	51.0%	$40,131	52.2%	$34,475	46.5%
Occupancy and equipment	13,371	13.7%	8,851	11.5%	7,875	10.6%
Low income housing tax credit investment losses	4,239	4.3%	3,838	5.0%	3,240	4.4%
Data processing	3,998	4.1%	2,801	3.6%	2,817	3.8%
Professional fees	3,270	3.4%	3,704	4.8%	4,421	6.0%
Regulatory assessment fee	2,239	2.3%	1,391	1.8%	2,147	2.9%
Advertising and promotional	2,190	2.2%	2,391	3.1%	1,742	2.3%
Amortization of core deposits intangibles	1,069	1.1%	383	0.5%	284	0.4%
FDIC Indemnification Impairment	597	0.6%	—	0.0%	7,900	10.6%
Merger related one-time costs	3,577	3.7%	2,797	3.7%	—	0.0%
Other operating expenses	13,240	13.6%	10,569	13.8%	9,278	12.5%

Total	$97,514	100.0%	$76,856	100.0%	$74,179	100.0%

Average assets	$3,762,400		$2,901,224		$2,600,273

Non-interest expense as a % of average assets		2.6%		2.6%		2.9%

        The number of full-time equivalent employees decreased to 525 at the end of 2014, compared to 545 at the end of 2013, and 412 at the end of 2012. The decline in full-time employees reflects the closure of branches in 2014, as part of our acquisition integration plan. The increase in salaries and benefits for 2014, compared to 2013 was due to the full year impact of additional employees from the acquisitions of BankAsiana and Saehan. The acquisitions of BankAsiana and Saehan were also responsible for the increase in salaries and benefits for 2013, compared to 2012. Severance and retention bonuses related to the acquisitions were excluded from salaries and benefits and included in merger related one-time costs. Assets per employee stood at $7.9 million for 2014, $6.6 million for 2013, and $6.7 million for 2012.

        The increase in occupancy and equipment expenses in 2014, compared to 2013, was primarily due to the lease contracts acquired from the acquisitions of BankAsiana and Saehan. The Company acquired 13 branch offices with the acquisitions of BankAsiana and Saehan in 2013. During 2014, three Saehan branches were closed as part of the acquisition consolidation plan. The acquisitions were also responsible for the increase in occupancy and equipment expenses from 2012 to 2013, although to a lesser degree, as the acquisitions took place towards the end of the 2013. During the third quarter of 2014, the Company opened a new branch office in Houston, Texas which also contributed to the increase in occupancy and equipment expenses for 2014, compared to 2013.

        Low income housing tax credit investment losses are recorded based on financial statements of the individual investment projects. The Company received updated financial information on most of its affordable housing partnerships investment, which resulted in an annual increase for the years ending December 31, 2014 and 2013, compared to the previous year. Low income housing tax credit investment losses are offset by tax credit related to the investment in affordable housing partnerships.

        The increase in data processing expenses for 2014, compared to 2013, was due to the increase in number of loan and deposit accounts acquired from BankAsiana and Saehan. Fluctuations in data processing expenses are due to changes in the number customer accounts as well as increases or decreases in the number of transactions for these accounts. Data processing expense remained relatively unchanged in 2013 compared to the previous year.

        Professional fees consist of legal, accounting, auditing, and consulting fees. The decrease in professional fees for 2014, compared to 2013, was primarily due to a reduction in legal and consulting costs. Professional fees were higher in 2013 due to legal and other consulting costs associated with the acquisitions of BankAsiana and Saehan. With the completion of the acquisitions during the fourth quarter of 2013, the Company subsequently experienced a reduction in professional fees. Professional fees in 2013 declined from 2012 due to a reduction in legal and auditing fees related to problem credits.

        Regulatory assessment fees represent FDIC insurance premiums and Financing Corporation assessment fees. The increase in regulatory assessment fees for 2014, compared to 2013 was primarily due to the Bank's larger assessment base as a result of the acquisitions of BankAsiana and Saehan Bancorp. The decrease in regulatory assessment fees in 2013 compared to 2012, was largely due to the Bank's improved regulatory risk rating as the Bank's memorandum of understanding with regulators was terminated in May 2012.

        Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. Advertising and promotional expenses decreased in 2014 compared to 2013 due to a reduction in the advertising budget for 2014. Advertising and promotional expenses for 2013 increased compared to 2012 due to an increase in advertising related to new branches and customer from the acquisitions of BankAsiana and Saehan.

        Amortization of core deposits intangibles represents the amortization of core deposits intangible premiums that were recorded from the acquisitions of Liberty Bank, Mirae Bank, BankAsiana, and Saehan. The increase in amortization of intangibles expenses from 2012, to 2013, and then to 2014, was largely due to the additional amortization expense that arose from the acquisitions of BankAsiana and Saehan during the fourth quarter of 2013.

        The Bank previously entered into loss sharing agreements with the FDIC, under which the FDIC shared in the losses and recoveries on covered assets acquired from Mirae Bank. The Company accounted for the receivable balances under the loss sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). In June 2014, the loss sharing agreement with the FDIC with respects to losses on loans acquired from Mirae Bank expired. Losses on loans acquired from Mirae Bank after June 2014 are no longer covered under the agreements. During the second quarter of 2014, the Company recorded an impairment on the remaining balance of the FDIC indemnification assets, less balances receivable. Subsequently, the Company no longer carries an FDIC indemnification asset balance. There were no impairment charges during 2013. The FDIC indemnification impairment of $7.9 million in 2012 reflected overall improved credit quality in the Mirae loan portfolio and a reduction in total reimbursements on losses from the FDIC.

        Merger related costs represent one-time expenses associated with the acquisitions of BankAsiana and Saehan. The bulk of the merger related costs for 2014 was from Saehan's data processing system de-conversion and contract termination expenses which totaled $2.8 million. In addition, there were retention and severance payments to former BankAsiana and Saehan employees totaling $627,000 that were also included in the merger related costs for 2014. Total merger related one-time costs in 2013 totaled $2.8 million, which mainly consisted of outside consulting and legal costs of $1.7 million, severance and retention bonuses totaling $640,000, data processing contract termination fees of $247,000, and other expenses related to the acquisitions.

        Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director's fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expense for 2014, compared to 2013 was largely due to an increase in OREO related expenses of $862,000 and an increase in other miscellaneous operating losses of $300,000. The increase in OREO related expense in 2014, compared to the previous year was due to an increase of $432,000 in expenses related to the management and sale of OREO and an increase of $429,000 related to OREO provisions. The increase in operating expenses in 2013 compared to 2012 was due to an increase in BOLI tax reimbursements expenses of $620,000 and an increase in loss on sale of OREO of $620,000.

Provision for Income Taxes

        For the year ended December 31, 2014, we had an income tax expense of $30.3 million on pretax net income of $89.3 million, representing an effective tax rate of 33.9%, compared with tax expense of $22.3 million on pretax net income of $67.7 million, representing an effective tax rate of 32.9% for 2013, and tax benefit of $4.3 million on pretax net income of $88.0 million, representing an effective tax rate of –4.9% for 2012. The effective tax rate increased in 2014 compared to 2013 primarily due to the repeal of the California net interest deduction starting January 1, 2014.

        Generally, income tax expense is the sum of two components: current tax expense (benefit) and deferred tax expense (benefit). Current tax expense is calculated by applying the current tax rate to taxable income. Deferred tax expense is recorded as deferred tax assets (liabilities) change from year to year. Deferred income tax assets and liabilities represent the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in our financial statements. Because we traditionally recognize substantially more expenses in our financial statements than we have been allowed to deduct for taxes, we generally have a net deferred tax asset. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized.

        In assessing the future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of sufficient future taxable income during the periods temporary differences become deductible. The Company did not have a valuation allowance on its deferred tax assets as of December 31, 2014, 2013, and 2012. As of December 31, 2014, the Company had a net deferred tax assets of $22.3 million, compared to $39.7 million as of December 31, 2013 and $20.9 million as of December 31, 2012.

        In 2012, management performed a critical evaluation of all positive and negative evidence supporting a reversal of the valuation allowance that was recorded in 2011 against the entire net deferred tax asset. Based on this evaluation, management concluded that available positive evidence outweighed the negative evidence and deferred tax assets were more-likely-than-not to be realized, thus maintaining a valuation allowance was no longer required. Management reversed the $41.3 million deferred tax asset valuation allowance during the year 2012, which included a $27.3 million reversal from the federal deferred tax assets valuation allowance and a $14.0 million reversal from the state deferred tax assets valuation allowance.

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized a decrease in the liability for unrecognized tax benefit of $12,000 from prior year tax positions, $40,000 from a settlement with a state tax authority, and $749,000 from the expiration of the statute of limitations for assessment of taxes in 2014. As of December 31, 2014, the total unrecognized tax benefit that would affect the effective rate if recognized was $826,000. We expect the unrecognized tax benefits to decrease by approximately $1.1 million over the next 12 months due to settlements with state tax authorities.

        As of December 31, 2014, the total accrued interest related to uncertain tax positions was $287,000. Other than the accrued interest of $38,000 related to uncertain tax positions from an acquired entity in

2013, we accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2011 through 2013 tax years remain subject to examination by federal tax authorities, and 2010 through 2013 tax years remain subject to examination by state tax authorities. The Company is currently under examination by the IRS for the 2011 and 2012 tax years. The California Franchise Tax Board recently completed their examination for our 2009 and 2010 tax years. BankAsiana's tax returns for years 2011, 2012, and 2013 are under examination by the New York State Department of Taxation and Finance. The Company believes that we have adequately provided or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that federal and state tax examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2014.

Financial Condition

        On October 1, 2013 we acquired BankAsiana, headquartered in Palisades Park, New Jersey, and then on November 20, 2013, we acquired Saehan, headquartered in Los Angeles, California. These acquisitions were accounted for in accordance with the acquisition method of accounting. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan. A summary of the major assets acquired and liabilities assumed with final fair value adjustments is provided in the table below:

	BankAsiana as of October 1, 2013			Saehan as of November 20, 2013
(Dollars In Thousands)	Carrying Balances	Fair Value Adjustments	Adjusted Balances	Carrying Balances	Fair Value Adjustments	Adjusted Balances
Assets Acquired:
Cash and cash equivalents	$16,124	$—	$16,124	$109,776	$—	$109,776
Deposits held in other financial institutions	865	—	865	29,016	—	29,016
Securities available for sale	9,560	14	9,574	38,124	—	38,124
Loans receivables	176,626	(8,050)	168,576	407,582	(25,919)	381,663
Allowance for loan losses	(3,577)	3,577	—	(12,460)	12,460	—
Bank premises and equipment	984	—	984	1,683	—	1,683
Other real estate owned	—	—	—	5,439	—	5,439
Deferred income taxes	1,275	2,783	4,058	—	10,648	10,648
Servicing assets	815	363	1,178	1,980	812	2,792
Core deposits intangibles	—	725	725	—	3,845	3,845
Other assets	1,831	(54)	1,777	6,938	(776)	6,162

Total assets acquired	$204,503	$(642)	$203,861	$588,078	$1,070	$589,148

Liabilities Assumed:
Deposits	$161,871	$612	$162,483	$502,774	$645	$503,419
Federal Home Loan Bank advances	10,000	357	10,357	—	—	—
Junior subordinated debentures	—	—	—	20,619	(10,945)	9,674
Other liabilities	4,193	(114)	4,079	7,449	383	7,832
Preferred stock	5,250	—	5,250	—	—	—

Total liabilities assumed	$181,314	$855	$182,169	$530,842	$(9,917)	$520,925

Total Identifiable net assets	$23,189	$(1,497)	$21,692	$57,236	$10,987	$68,223

        The acquisitions of BankAsiana and Saehan and the fair value adjustments are discussed in more detail in Note 2 of our Consolidated Financial Statements.

Investment Portfolio

        Investments are one of our major sources of interest income and are acquired in accordance with a comprehensively written investment policy addressing strategies, categories, and levels of allowable investments. This investment policy is reviewed at least annually by the Board of Directors. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Asset/Liability Committee. Investment balances, including cash equivalents and interest bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and is maintained at a level management believes is appropriate for future flexibility in meeting anticipated funding needs.

  Cash Equivalents and Interest bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and invest in interest bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2014, 2013, and 2012, we had $254,000, $46.6 million, and $55.0 million, respectively, in overnight and term federal funds sold. In addition to federal funds sold, we had $8.0 million in deposits held in other financial institutions at December 31, 2014, consisting of time deposits held in at other banks. Deposits held in other financial institutions at December 31, 2013 totaled $21.0 million. There were no time deposits held in other financial institutions at December 31, 2012.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2014, our investment portfolio was primarily comprised of United States government agency securities, accounting for 89.3% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" residential MBS and residential CMOs guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 4.0% investment in corporate bonds and 6.7% in municipal bonds. Among the 10.7% of our investment portfolio that was not comprised of U.S. government securities, 53.1%, or $22.1 million, carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 45.1%, or $18.8 million, carry an upper-medium "Investment Grade" rating of at least "A/A", and 1.8%, or $726,000, is unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required other-than-temporary-impairment charges as of December 31, 2014. In accordance with ASC 320-10-65-1, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and if the debt security will be sold, it is more-likely-than-not that it will be required to sell the security before recovering the amortized cost or it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classify our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. We adopted ASC 820-10 and ASC 470-20 effective January 1, 2008, and ASC 820-10-35 effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. There were no securities with other-than-temporary impairments as of December 31, 2014. The fair values of our held-to-maturity and available-for-sale securities were $28,000 and $388.4 million, respectively as of December 31, 2014.

        The following table summarizes the amortized cost and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	For the Years Ended December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$28	$35	$37	$50	$54

Total investment securities held-to-maturity	$26	$28	$35	$37	$50	$54

Available-for-Sale:
Securities of government sponsored enterprises	$100,792	$100,362	$63,843	$60,789	$28,000	$27,919
Mortgage-backed securities (residential)	82,454	83,367	93,402	90,869	59,697	60,427
Collateralized mortgage obligations (residential)	161,584	163,079	135,154	135,653	168,819	172,532
Corporate securities	14,994	15,514	38,442	39,530	39,015	40,370
Municipal bonds	23,966	26,045	24,700	25,596	28,612	31,256

Total investment securities available-for-sale	$383,790	$388,367	$355,541	$352,437	$324,143	$332,504

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at December 31, 2014:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$26	$—	$—	$26

Total investment securities held-to-maturity	$—	$26	$—	$—	$26

Available-for-Sale:
Securities of government sponsored enterprises	$1,000	$21,896	$77,466	$—	$100,362
Mortgage-backed securities (residential)	5,630	1,681	1,493	74,563	83,367
Collateralized mortgage obligations (residential)	12,329	150,750	—	—	163,079
Corporate securities	7,968	7,546	—	—	15,514
Municipal bonds	917	1,248	3,477	20,403	26,045

Total investment securities available-for-sale	$27,844	$183,121	$82,436	$94,966	$388,367

        Our investment securities holdings increased by $35.9 million, or 10.2%, to $388.4 million at December 31, 2014, compared to holdings of $352.5 million at December 31, 2013. Holdings at December 31, 2012 totaled $332.6 million. Total investment securities as a percentage of total assets were 9.3% and 9.7%, at December 31, 2014 and 2013, respectively, and 12.1% at December 31, 2012. As of December 31, 2014, investment securities with total fair value of $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law.

        Held-to-maturity securities, which are carried at their amortized costs, decreased from $50,000 at December 31, 2012, to $35,000 in at December 31, 2013, and $26,000 at December 31, 2014. The annual reduction in held-to-maturity securities is due to the normal pay-down of principal. Available-for-sale securities, which are stated at their fair values, increased to $388.4 million at December 31, 2014, from $352.4 million and $332.5 million, at December 31, 2013 and 2012, respectively.

        The following table presents the roll forward of total investments for the years indicated:

(Dollars in Thousands)	December 31, 2014	December 31, 2013
Balance at beginning of period	$352,472	$332,554
Purchased investment securities	98,703	71,377
Sold investment securities	—	(322)
Acquired through acquisition of BankAsiana	—	9,574
Acquired through acquisition of Saehan	—	38,124
Matured investment securities	(23,245)	(7,136)
Called investment securities	(3,640)	—
Principal pay-downs received	(41,968)	(77,468)
Amortization and accretion	(1,610)	(2,786)
Realized gains	—	19
Change in fair value	7,681	(11,464)

Balance at end of period	$388,393	$352,472

        The following tables show the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

As of December 31, 2014

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) Description of Securities (AFS)[1]	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)

Total investment securities	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

As of December 31, 2013

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands) Description of Securities (AFS)[1]	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal bonds	1,039	(58)			1,039	(58)

Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

1
There were no held-to-maturity investment securities with unrealized losses at December 31, 2014 and December 31, 2013.

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

        We do not believe that any individual unrealized loss as of December 31, 2014 represented an other-than-temporary impairment. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities and Collateralized Debt Obligations. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2014 until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. At December 31, 2014, we had no unrealized losses on any of our investments in municipal and corporate securities.

Loan Portfolio

        Total loans are the sum of loans receivable and loans held-for-sale and reported at their outstanding principal balances net of any unearned income which includes unamortized deferred fees, costs, premiums, and discounts. Total loans net of unearned income increased $455.7 million, or 15.9%, to $3.32 billion in 2014, from $2.86 billion in 2013. Total loans net of unearned income totaled $2.15 billion, $1.98 billion, and $2.33 billion, at December 31, 2012, 2011, and 2010, respectively. Total loans net of unearned income as a percentage of total assets were 79.9%, 79.2%, 78.2%, 73.5%, and 78.3%, at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

        In the ordinary course of our business, we originate and service our own loans. Held-for-sale loans that we choose to sell in the secondary market, are sold with representations and warranties generally consistent with industry practices, but without recourse. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. For all loans we originate and carry, we have yet to have any subprime loans in our loan portfolio.

        Construction loans are generally extended as a temporary financing vehicle only, and historically represents less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. Construction loans decreased to $22.6 million as of December 31, 2014, compared to $40.4 million, $20.9 million, $61.8 million, and $72.3 million at the end of 2013, 2012, 2011, and 2010, respectively.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate, businesses, and mortgage loans. The properties may either be user occupied or used for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitations on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $2.67 billion, $2.37 billion, $1.82 billion, $1.63 billion, and $1.92 billion, as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Real estate secured loans as a percentage of total loans were 80.3%, 82.4%, 84.3%, 82.0%, and 82.2% at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

        Our total home mortgage loan portfolio (included in real estate secured loans) outstanding at the end of 2014 and 2013 were $146.2 million and $128.5 million, respectively, and represented only a small fraction of our total loan portfolio at 4.4% in 2014, and 4.5% in 2013.

        Commercial and industrial loans include revolving lines of credit, term business loans, and warehouse lines of credit. Commercial and industrial loans were $613.3 million, $449.7 million, $303.3 million, $281.4 million, and $326.4 million at the end of 2014, 2013, 2012, 2011, and 2010, respectively. Commercial and industrial loans were 18.4%, 15.7%, 14.1%, 14.2%, and 14.0% as a percentage of total loans at the end of 2014, 2013, 2012, 2011, and 2010, respectively. In the current economic environment, we exercise more due diligence in originating new loans, in particular, loans with no collateral. However, with the high concentration of real estate secured loans, we plan to focus more on commercial lending.

        Consumer loans for the last five years represented less than 1% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, we have reduced our effort in consumer lending. Accordingly, as of December 31, 2014, the balance of consumer loans was $21.1 million, compared with $14.7 million, $13.7 million, $15.1 million, and $15.7 million at the end of 2013, 2012, 2011, and 2010, respectively.

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

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the California Department of Business Oversight at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC will shared in the losses on assets covered under the agreement, which generally included loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009. With respect to losses of up to $83.0 million on the covered assets, the FDIC agreed to reimburse us for 80 percent of the losses. On losses exceeding $83.0 million, the FDIC has agreed to reimburse us for 95 percent of the losses. The loss sharing agreements were subject to our compliance with servicing procedures and satisfying certain other conditions specified in the agreements with the FDIC. The term for the FDIC's loss sharing on single family loans was ten years, and the term for loss sharing on non-single family loans is five years with respect to losses and eight years with respect to loss recoveries.

        As a result of the loss sharing agreement with the FDIC, the Company initially recorded an indemnification asset from the FDIC based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. At December 31, 2014, the Company no longer had an FDIC indemnification balance as the loss sharing agreement related to losses expired in June 2014. The indemnification asset at December 31, 2013 totaled $4.9 million.

        On October 1, 2013, we acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 1, 2013, we acquired Saehan, headquartered in Los Angeles, California. At the time of the acquisitions, the fair value of loans from BankAsiana totaled $168.6 million and the fair value of loans from Saehan totaled $381.7 million. The loan portfolios of BankAsiana and Saehan were written down to fair value on the dates of the acquisition which resulted in discounts of $9.2 million and $27.7 million, for BankAsiana and Saehan, respectively. At December 31, 2014, the balance of loans acquired from BankAsiana and Saehan totaled $125.8 million and $323.0 million, respectively.

        A summary of loans is presented in the table below:

	(Dollars in Thousands)
	December 31, 2014	December 31, 2013	December 31, 2012
Legacy Wilshire loans:
Construction	$22,635	$40,367	$20,928
Real estate secured	2,672,984	2,296,183	1,719,762
Commercial and industrial	613,322	443,356	289,782
Consumer	21,069	14,691	13,665

Gross loans	3,330,010	2,794,597	2,044,137
Deferred loans fees and unearned Income	(9,930)	(7,864)	(4,826)

Total loans	3,320,080	2,786,733	2,039,311
Allowance for losses on loans	(48,624)	(49,620)	(59,446)

Net loans	$3,271,456	$2,737,113	$1,979,865

Former Mirae loans previously covered by the loss-share agreement with the FDIC:
Construction	$—	$—	$—
Real estate secured	—	71,347	99,534
Commercial and industrial	—	6,316	13,486
Consumer	—	3	9

Gross loans	—	77,666	113,029
Allowance for losses on loans	—	(3,943)	(3,839)

Net loans	$—	$73,723	$109,190

Total loans:
Construction	$22,635	$40,367	$20,928
Real estate secured	2,672,984	2,367,530	1,819,296
Commercial and industrial	613,322	449,672	303,268
Consumer	21,069	14,694	13,674

Gross loans	3,330,010	2,872,263	2,157,166
Unearned Income	(9,930)	(7,864)	(4,826)

Total loans	3,320,080	2,864,399	2,152,340
Allowance for losses on loans	(48,624)	(53,563)	(63,285)

Net loans*	$3,271,456	$2,810,836	$2,089,055

*
Includes loans held-for-sale, recorded at the lower of cost or fair value, totaling $11.8 million, $47.6 million, and $146.0 million, at December 31, 2014, December 31, 2013, and December 31, 2012, respectively

        In accordance with ASC 310-30 (formerly SOP 03-3), acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans are loans with evidence of deterioration of credit quality and that it was probable at the time of acquisition, that the Company will be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of credit quality through the acquisitions of Mirae Bank in 2009, and BankAsiana and Saehan in 2013. The balance of acquired loans broken down by ASC 310-30 and Non-ASC 310-30 loans at December 31, 2014 is presented as follows:

(Dollars in Thousands)	ASC 310-30 Acquired Loans	Non-ASC 310-30 Acquired Loans	Total Acquired Loans
Construction	$—	$3,947	$3,947
Real estate secured	1,266	442,079	443,345
Commercial and industrial	75	41,953	42,028
Consumer	—	646	646

Total Acquired Loans	$1,341	$488,625	$489,966

        The following table represents the carrying value, net of allowance for loan losses, of ASC 310-30 and Non- ASC 310-30 acquired loans at December 31, 2014, 2013, and 2012:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Non- ASC 310-30 loans	$488,625	$616,500	$112,022
ASC 310-30 loans	1,341	2,686	1,007

Total acquired loan balance	489,966	619,186	113,029
Allowance related to these loans	(2,466)	(3,943)	(3,839)

Carrying amount, net of allowance	$487,500	$615,243	$109,190

        Allowance for loan losses for loans acquired through the acquisition of Mirae Bank was $416,000, $3.9 million, and $3.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease in allowance for former Mirae loans in 2014 was due to a decline in loan balances. Total allowance for loan losses for former BankAsiana and Saehan loans totaled $1.3 million and $769,000, respectively, at December 31, 2014. There was no allowance for losses on loans acquired from BankAsiana and Saehan at December 31, 2013, as the loans were recorded at fair value and there were no events since the dates of acquisition up to December 31, 2013, that would require an allowance on BankAsiana or Saehan loans.

        The following table represents the breakdown of ASC 310-30 acquired loans, for which it was probable at the time of the acquisition, that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Breakdown of ASC 310-30 Loans
Real Estate loans	$1,266	$2,254	$869
Commercial and industrial loans	$75	$432	$138

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of acquisitions for former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Changes to the discount on acquired loans including discount accretion income recognized for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$34,201	$3,448	$6,981
Discount on loans acquired from Saehan	—	27,733	—
Discount on loans acquired from BankAsiana	—	9,168	—
Discount accretion income recognized	(11,214)	(2,463)	(1,943)
Disposals related to charge-offs	(931)	(3,685)	(791)
Disposals related to loan sales	—	—	(799)

Balance at end of period	$22,056	$34,201	$3,448

        The following table is a breakdown of changes to the accretable portion of the discount related to acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$31,450	$3,275	$6,419
Accretable portion of discount on loans acquired from Saehan	—	24,304	—
Accretable portion of discount on loans acquired from BankAsiana	—	7,214	—
Discount accretion income recognized	(10,546)	(2,463)	(1,925)
Disposals related to charge-offs	(504)	(880)	(420)
Disposals related to loan sales	—	—	(799)

Balance at end of period	$20,400	$31,450	$3,275

        The following table sets forth the amount of total loans net of unearned income and allowance for loan losses and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2014	2013	2012	2011	2010
Construction	$21,248	$39,268	$20,254	$61,213	$71,596
Real estate secured	2,666,106	2,362,084	1,815,953	1,624,578	1,913,723
Commercial and industrial	611,690	448,379	302,475	280,630	325,634
Consumer	21,036	14,668	13,658	15,065	15,671

Total loans, net of unearned income	3,320,080	2,864,399	2,152,340	1,981,486	2,326,624
Allowance for losses on loans	(48,624)	(53,563)	(63,285)	(102,982)	(110,953)

Net loans	$3,271,456	$2,810,836	$2,089,055	$1,878,504	$2,215,671

Held-for-sale loans included in total loans above	$11,783	$47,577	$145,973	$53,814	$17,098
Participation loans sold and serviced by the Company	$727,938	$711,468	$482,891	$488,288	$463,889
Percentage breakdown of gross loans:
Construction	0.7%	1.4%	0.9%	3.1%	3.1%
Real estate secured	80.3%	82.4%	84.4%	82.0%	82.2%
Commercial and industrial	18.4%	15.7%	14.1%	14.2%	14.0%
Consumer	0.6%	0.5%	0.6%	0.7%	0.7%

        Loans held-for-sale at December 31, 2014 decreased to $11.8 million compared to $47.6 million at December 31, 2013. Loans held-for-sale totaled $146.0 million, $53.8 million, and $17.1 million at the end of 2012, 2011, and 2010, respectively. SBA loans held-for-sale totaled $11.1 million at December 31, 2014 compared to $45.6 million at December 31, 2013.

        Loans held-for-sale at December 31, 2012, 2011, and 2010 included underlying residential mortgage loans in our warehouse lending program. However, starting in 2013, the Company no longer included warehouse lending residential mortgage loans in loans held-for-sale as the underlying mortgage loans in warehouse credit transactions were deemed not to meeting the sales accounting criteria under ASC 860-10-40-5. In management's view, warehouse lending transactions do not meet the isolation and effective control requirements of sales transactions. As such, warehouse line of credit transactions are recorded as secured commercial credits and not included in loans held-for-sale.

        The following table shows the contractual maturity and repricing intervals of the outstanding loans in our portfolio as of December 31, 2014. In addition, the table below shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

The amounts on the table below are the gross loan balances (including held-for-sale) at December 31, 2014 before netting unearned income and allowance for loan losses:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	December 31, 2014
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$22,635	$—	$—	$22,635
Real estate secured	872,384	1,630,100	170,500	2,672,984
Commercial and industrial	588,178	24,662	482	613,322
Consumer	19,066	2,003	—	21,069

Gross loans	$1,502,263	$1,656,765	$170,982	$3,330,010

Loans with variable interest rates	$1,377,582	$—	$—	$1,377,582
Loans with fixed interest rates	$124,681	$1,656,765	$170,982	$1,952,428

        The majority of the properties that we accept as collateral are located in Southern California. Loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in areas which are not familiar to us. Since the onset of a major real estate recession during the first part of the previous decade, property values in Southern California and around the country had generally increased from 1996 to 2006. Since late 2006, we have started to see below-trend growth in gross domestic product ("GDP") and a gradual decline of the real estate market in Southern California and many other areas in the country. The financial crisis worsened during the second half of 2008 and the first half of 2009 and we observed further declines in the real estate market across the nation through 2010, after which values have steadily increased. As of year-end 2014, 81.0% of our loans are secured by first mortgages on various types of real estate. In 2014, we experienced increases in market values of certain commercial real estate properties, but we still maintain a cautious outlook for 2015.

Non-performing Assets

        Non-performing assets ("NPA") consist of non-performing loans (NPL"), certain troubled debt restructurings ("TDR"), and other NPAs. NPLs are reported at their outstanding balances, net of any portion guaranteed by the SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. We consider TDR loans as a NPL if the loan is 90 days or more past due. Other NPAs consist of properties, mainly other real estate owned, or OREO, acquired by foreclosure or by similar means that management intends to offer for sale. The treatment of non-performing status for held-for-sale loans are the same as for other loans.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. The effect of the unfavorable economic environment particularly in 2009 and 2010 impacted the strength of our borrowers' credit and financial position which elevated NPLs levels during this time. However, through note sales, charge-offs, and enhanced monitoring of problem loans, NPLs balances at the end of 2014 are much lower compared to the peak in NPL balances in 2010. NPLs totaled $37.3 million at the end of 2014, compared to $37.2 million, $28.0 million, $43.8 million, and $71.2 million at the end of 2013, 2012, 2011, and 2010, respectively. Of the total $37.3 million in NPLs at December 31, 2014, $4.9 million were former Mirae Bank loans, $3.3 million were former BankAsiana loans, and $4.3 million were former Saehan loans. At December 31, 2014, NPLs as a percentage of total loans was 1.12%, compared to 1.30%, 1.30%, 2.21%, and 3.06% at December 31, 2013, 2012, 2011, and 2010, respectively.

        As of December 31, 2014, we had $7.9 million in other NPAs, which was comprised of thirteen OREO properties. We have listed these properties for sale or are in the process of directly selling these properties. We recorded $405,000 in provision expenses related to the valuation allowance for OREO in 2014. Of the nine OREO properties sold in 2014, the Bank recorded a net gain of $28,000. As of December 31, 2013, we had $7.6 million in other NPAs, which was comprised of thirteen OREO properties. We recorded $24,000 in income related to a reduction in the valuation allowance for OREO in 2013. Of the OREO properties sold in 2013, the Bank recorded a net gain of $184,000. As of December 31, 2012, we had $2.1 million as other NPAs, which was comprised of six OREO properties. For the twelve months ended December 31, 2012, we recorded $157,000 in OREO provisions and recorded a net loss of $616,000 on properties sold during the year. As of December 31, 2011, we had $8.2 million other NPAs, which was comprised of fourteen OREO properties, with thirteen of those foreclosed in 2011. At December 31, 2011, we had $3.8 million in provisions related to OREO. Of the OREO properties sold during 2011, the Bank recorded a loss of $3.1 million. As of December 31, 2010, we had $15.0 million as other NPAs, which was comprised of eighteen OREO properties, with fifteen of those foreclosed in 2010. At December 31, 2010, we had $1.8 million in OREO provisions recorded. Of the OREO properties sold during 2010, the Bank recorded a loss of $2.1 million. Including OREO, our ratio of NPAs as a percentage of total loans and OREO was 1.36%, 1.56%, 1.39%, 2.62%, and 3.68% at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2014. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following table provides information with respect to the components of our NPAs as of the dates indicated:

Non-performing Assets

(Dollars in Thousands)

	For the Years Ended December 31,
(Balances are net of SBA guaranteed portions)	2014	2013	2012	2011	2010
Total non-accrual loans:
Construction	$—	$2,471	$5,644	$12,548	$—
Real estate secured	29,547	33,401	21,007	29,088	67,576
Commercial and industrial	7,718	1,196	1,302	2,196	3,629
Consumer	—	—	—	—	27

Total	37,265	37,068	27,953	43,832	71,232

Loans 90 days or more past due and still accruing:
Real estate secured	—	168	—	—	—

Total	—	168	—	—	—

Total non-performing loans[1]	37,265	37,236	27,953	43,832	71,232

Other real estate owned	7,922	7,600	2,080	8,221	14,983

Total non-performing assets, net of SBA guarantee	$45,187	$44,836	$30,033	$52,053	$86,215

Troubled debt restructurings[2]	$37,110	$36,220	$35,733	$22,383	$48,746
Non-performing loans as a percentage of total loans	1.12%	1.30%	1.30%	2.21%	3.06%
Non-performing assets to total loans and other real estate owned	1.36%	1.56%	1.39%	2.62%	3.68%
Allowance for loan losses as a percentage of non-performing loans	130.48%	143.85%	226.40%	234.95%	155.76%

1
During the fiscal year ended December 31, 2014, no interest income related to these loans were included in net income. Additional interest income of approximately $1.1 million would have been recorded during the year ended December 31, 2014, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2014 or, if not outstanding throughout the fiscal year ended December 31, 2014, since origination.

2
TDRs that are over 90 days past due are considered non-accrual loans. At December 31, 2014, $9.5 million in TDR were classified as non-accrual.

        The following table presents non-performing loans at December 31, 2014 by legacy loans originated by the Company and those acquired from the acquisitions of Mirae Bank, BankAsiana, and Saehan:

	December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$—	$—	$—
Real Estate Secured:
Residential Real Estate	784	—	784
SBA Real Estate	632	—	632
Gas Station	28	—	28
Carwash	2,629	—	2,629
Hotel/Motel	2,328	—	2,328
Land	—	—	—
Other	12,852	—	12,852
Commercial & Industrial:
SBA Commercial	360	—	360
Other Commercial	5,150	—	5,150
Consumer	—	—	—

Total Legacy Loans	24,763	—	24,763

Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	134	—	134
SBA Real Estate	1,828	—	1,828
Gas Station	2,185	—	2,185
Carwash	—	—	—
Hotel/Motel	718	—	718
Land	—	—	—
Other	5,429	—	5,429
Commercial & Industrial:
SBA Commercial	42	—	42
Other Commercial	2,166	—	2,166
Consumer	—	—	—

Total Acquired Loans	12,502	—	12,502

Total	$37,265	$—	$37,265

Trouble Debt Restructurings

        A restructuring of a debt constitutes a TDR, if the Company for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers may not able to perform in accordance with the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and evaluated individually for impairment. TDR loans are reported at their outstanding balances, net of any portion guaranteed by the SBA

        Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. We consider all TDR loans, regardless of whether they are performing or non-performing, as impaired. At December 31, 2014, 2013, and 2012, the balance of TDR loans, net of SBA guaranteed portion, was $37.1 million, $36.2 million, and $35.7 million, respectively. TDR loans that were classified as non-accrual totaled $9.5 million, $8.2 million, and $6.5 million at December 31, 2014, 2013, and 2012, respectively. The SBA guaranteed portion of TDR loans totaled $1.6 million at December 31, 2014.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and an allowance for unfunded loan commitments which is established by a period provision for loan losses charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit, or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges related to loan commitments were credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled "Provision for Loan Losses and Loan Commitments".

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

        Net charge-offs in 2014 decreased to $4.9 million, compared to $9.7 million in 2013. Net charge-offs in 2014 were comprised of $4.6 million in real estate secured net loan charge-offs, $379,000 commercial and industrial loans net charge-offs, and $15,000 consumer loan net recoveries. The $4.9 million in net charge-offs represents 0.16% of average total loans in 2014, compared with 0.43%, 0.40%, 3.16%, and 4.33% in 2013, 2012, 2011, and 2010, respectively.

        As a result of the continued low level of charge-offs experienced in 2014, the allowance for loan losses declined by $4.9 million, to $48.6 million at December 31, 2014, compared to $53.6 million at December 31, 2013. The allowance for loan losses totaled $63.3 million, $103.0 million, and $111.0 million at December 31, 2012, 2011, and 2010, respectively. The ratio of allowance for loan losses to gross loans held for investment was 1.47%, 1.90%, 3.15%, 5.33%, and 4.79% at the end of 2014, 2013, 2012, 2011, and 2010, respectively.

        The general valuation allowance at December 31, 2014 totaled $39.6 million, or 81.5% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $9.0 million, or 18.5% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $29.9 million at December 31, 2014. The general valuation allowance at December 31, 2013 totaled $49.7 million, or 92.9% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $3.8 million, or 7.1% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $20.4 million at December 31, 2013.

        The previous improvements in credit quality and continued stability through 2014 resulted in a decline in loan losses and charge-offs, reducing the historical loss percentages used in our allowance calculation. Higher level net charge-off periods continue to drop out of our historical loss horizon utilized in the Bank's migration analysis. More recent low level net charge-off periods are taking their place, contributing to the lower loss rates in most loan categories, particularly for real estate secured loans, which has experienced a significant decline in the last three years. As a result, the historical loss rates used in our GVA calculation at December 31, 2014 declined by $19.7 million, or 67.0% compared to December 31, 2013. The QA portion of the allowance for loan losses increased $9.6 million, or 47.0% in 2014, compared to the previous year to offset a portion of the large declines in GVA and account for other risk factors. The potential for further deterioration in our local and global economy continues to exist with continued slow economic growth and possibility of another economic downturn. In addition, the low price of oil may be a trigger for economic declines in the US, and in Texas, of the main markets we serve. In light of these factors, management increased our QA to account for these and other uncertainties that could affect the credit quality of our loan portfolio.

        In 2013, as part our regular review of the allowance for loan losses methodology, management made enhancements to better reflect potential losses in the loan portfolio in the current economic environment. The enhancements made to the methodology included changes to the historical loss calculation, or GVA portion of the allowance, part of which lengthened the historical look-back period for losses. The current methodology is expected to better estimate potential losses. The enhancements to the allowance for loan losses calculation did not result in a material difference in allowance compared to the previous methodology.

        The reserve for unfunded loan commitments at December 31, 2014 totaled $1.1 million, unchanged from December 31, 2013. At December 31, 2014, commitments to extend credit totaled $391.7 million, compared to $348.4 million at December 31, 2013. Total commitments to extend credit increased $43.4 million in 2014, while total allowance for loan commitments did not change due to the decline in our historical loss rates and a reduction in line utilization rates in 2014.

        During the fourth quarter of 2013, we completed our acquisitions of BankAsiana and Saehan. At December 31, 2014, the balance of these acquired loans totaled $448.8 million, compared to $541.4 million at December 31, 2013. These loans were recorded at fair value in accordance with GAAP. A portion of delinquencies, non-performing, criticized, and classified loans are from loans acquired through the acquisitions of BankAsiana and Saehan. Since the loans were recorded at fair value, loans acquired from BankAsiana and Saehan did not have a significant impact to the allowance for loan losses at year end 2014. Excluding allowance and loans acquired from BankAsiana and Saehan, our ratio of allowance to gross loan held for investment was approximately 1.62% at December 31, 2014, as compared to 2.35% at December 31, 2013.

        Although management believes our allowance at December 31, 2014 was adequate to absorb losses from any known and inherent risks in the portfolio, economic conditions which adversely affect our service areas or other variables may result in further increased losses in the loan portfolio in the future.

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

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

(Dollars in Thousands)

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses:
Balances at beginning of period	$53,563	$63,285	$102,982	$110,953	$62,130
Actual charge-offs:
Real estate secured	8,076	11,063	10,649	62,265	90,976
Commercial and industrial	3,451	3,690	3,282	9,930	17,986
Consumer	1	3	2	260	267

Total charge-offs	11,528	14,756	13,933	72,455	109,229

Recoveries on loans previously charged off:
Construction	—	—	20	—	—
Real estate secured	3,501	2,741	3,850	488	1,073
Commercial and industrial	3,072	2,280	1,812	4,328	2,393
Consumer	16	13	154	65	144

Total recoveries	6,589	5,034	5,836	4,881	3,610
Net loan charge-offs	4,939	9,722	8,097	67,574	105,619
FDIC Indemnification	—	—	—	—	5,053
(Credit) provision for loan losses	—	—	(31,600)	59,603	149,389

Balances at end of period	$48,624	$53,563	$63,285	$102,982	$110,953

Reserve for unfunded loan commitments:
Balances at beginning of year	$1,023	$1,023	$3,423	$3,926	$2,515
Provision (credit) for losses on loan commitments	—	—	(2,400)	(503)	1,411

Balance at end of period	$1,023	$1,023	$1,023	$3,423	$3,926

Ratios:
Net loan charge-offs to average total loans	0.16%	0.43%	0.40%	3.16%	4.33%
Allowance for loan losses to gross loans at end of period (less loans held-for-sale)	1.47%	1.90%	3.15%	5.33%	4.79%
Net loan charge-offs to allowance for loan losses at end of period	10.16%	18.15%	12.79%	65.62%	95.19%
Net loan charge-offs to provision for losses on loans and loan commitments	N/A	N/A	–23.81%	114.34%	70.04%

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Allowance for Loan Losses Distribution and Loan Percentage Composition

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2014	2013	2012	2011	2010
Applicable to:
Construction	$220	$814	$453	$4,218	$7,262
Real estate secured	31,889	41,401	49,956	79,221	79,441
Commercial and industrial	16,302	11,238	12,737	19,391	24,069
Consumer	213	110	139	152	181

Total allowance for loan losses	$48,624	$53,563	$63,285	$102,982	$110,953

Percentage of gross loans receivable:
Construction	0.68%	1.43%	1.04%	3.20%	3.12%
Real estate secured	80.23%	82.56%	84.14%	81.76%	82.14%
Commercial and industrial	18.46%	15.49%	14.14%	14.26%	14.06%
Consumer	0.63%	0.52%	0.68%	0.78%	0.68%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

        At December 31, 2014 and December 31, 2013, loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $1.3 million and $2.7 million, respectively. These loans had an allowance for loan losses of $253,000 at December 31, 2014 and no allowance for loan losses at December 31, 2013. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2014 and December 31, 2013:

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$2,254	$432	$—	$2,686

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2014:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$100,166	$—	$50,000	$—	$150,166
Junior Subordinated Debentures*	310	—	—	82,476	82,786
Operating Leases	6,010	10,044	6,034	3,552	25,640
Investments in Affordable Housing Partnerships	5,357	3,207	167	699	9,430
Time Deposits	1,251,076	312,850	5,870	50	1,569,846

Total	$1,362,919	$326,101	$62,071	$86,777	$1,837,868

*
See detailed disclosure of junior subordinated debentures, including interest rates, in the subsection "Junior Subordinated Debenture; Trust Preferred Securities"

Off-Balance Sheet Arrangements

        During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our statement of financial condition.

        As of December 31, 2014 and 2013, we had commitments to extend credit of $391.7 million and $348.4 million, respectively. Obligations under standby letters of credit were $1.4 million and $8.7 million at the years ended 2014 and 2013, respectively, and the obligations under commercial letters of credit were $61.5 million and $12.8 million, respectively, for the same periods.

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

        The Company invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. At December 31, 2014, the Company had seventeen such investments, with a net carrying value of $44.1 million. Commitments to fund investments in affordable housing partnerships totaled $9.4 million at December 31, 2014, with the last of the commitments ending in 2031. At December 31, 2013, the Company had sixteen investments, with a net carrying value of $43.3 million. Commitments to fund investments in affordable housing partnerships totaled $10.2 million at December 31, 2013.

        During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years, as a way to mitigate future interest rate risk in the event that interest rate rise in the future. The advance which will be funded on September 22, 2015, will mature on September 19, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $135,000 at December 31, 2014, and $250,000 at December 31, 2013. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that many of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than loans, investments, and federal funds sold. Other earning assets include Federal Home Loan Bank stock, the cash surrender value of the BOLI, low income housing tax credits, and deposits held in other financial institutions.

        In an effort to provide additional benefits aimed at retaining key employees and directors while generating a tax-exempt non-interest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, 2009, 2010, 2011, 2012, 2013, and 2014 we purchased $532,000, $96,000, $0, $619,000, $731,000, $710,000, $538,000, respectively, more in BOLI from the same insurance carriers. The Bank is the owner and the primary beneficiary of the life insurance policies and we recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        We actively invest in low-income housing tax credit funds ("LIHTCF") to promote our participation in CRA activities. In 2012, we made a $4.5 million commitment to invest in RBC National Fund 15, in order to promote our CRA activities in the assessment area in Dallas-Fort Worth areas in Texas. In 2013, we made $5.0 million and $3.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 11 and Raymond James New York Housing Opportunities Fund I-B, respectively, in order to promote our CRA activities in the assessment area in California and in New York. In 2014, we made a $5.0 million commitment to invest in Enterprise Housing Partners XXV, in order to promote our CRA activities in California.

        We are required by FHLB to invest in FHLB stock in order to participate in FHLB's credit program in addition to being used as collateral for our FHLB borrowings. Our total investment in FHLB stock was $16.5 million at December 31, 2014, compared to $16.0 million at December 31, 2013, and $12.1 million at December 31, 2012. Total cash dividends received from FHLB stock holdings amounted to $1.2 million, $543,000, and $151,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

        With the acquisitions of BankAsiana and Saehan in 2013, we acquired deposits held at other financial institutions. Similar to short-term investments, BankAsiana and Saehan invested in time deposits at other institutions and received interest income on their funds deposited. At December 31, 2014, deposits held in other financial institutions declined to $8.0 million, consisting of four time deposits with an average weighted rate of 1.1%. At December 31, 2013, deposits held at other financial institution consisted of sixteen time deposits totaling $21.0 million, with an average rate of 1.33%. There were no deposits held in other financial institutions at December 31, 2012.

        The balances of other earning assets as of December 31, 2014 and December 31, 2013 were as follows:

	Balances At December 31,
Type (Dollars In Thousands)	2014	2013
BOLI	$23,330	$22,519
Investment in affordable housing partnerships	44,077	43,316
Federal Home Loan Bank stock	16,539	15,983
Deposits held in other financial institutions	8,000	21,019

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2014, 2013, and 2012, were $3.40 billion, $2.87 billion, and $2.17 billion, respectively, representing an annual increase of $529.7 million, or 18.4%, in 2014, and an increase of $704.7 million, or 32.5%, in 2013. The increase in 2014 was due to an increase in time deposits from our CD campaign during the second half of the year. In addition, we obtained $49.2 million in additional time deposits from the State of California time deposit program. The increase in 2013, was largely due to the acquisitions of BankAsiana and Saehan which contributed $639.0 million in total deposits.

        Total average deposits for the years ended December 31, 2014, 2013, and 2012 were $3.02 billion, $2.29 billion, and $2.17 billion, respectively. Total average deposits increased $736.2 million, or 32.2% during 2014, and increased $118.8 million, or 5.5%, during 2013 compared to the previous years. The increase in deposits in 2014 was due to the increase in time deposits as previously mentioned, in addition to the full-year effect of the increase from the acquisitions of BankAsiana and Saehan, which also impacted the increase in 2013, although to a lesser extent.

        The percentage of average time deposits divided by average total deposits increased to 40.2% in 2014, compared to 38.7% in 2013, and 41.9% in 2012. With an increase in loan originations in 2014, the Bank had a time deposit promotion in 2014 to raise funds to increase our overall liquidity. This, in addition to securing additional low cost time deposits from the State of California time deposit program, increased the total percentage of average time deposits to average deposits for 2014. Our primary focus continues to remain on raising core deposits, and we will continue to monitor the level of time deposits as a percentage of total deposits.

        The average rate paid on time deposits in denominations of $100,000 or more increased to 0.71% in 2014, compared to 0.65% in 2013, which was down from 0.81% in 2012. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average rates paid for the years indicated:

Average Deposits

(Dollars in Thousands)

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest bearing	$882,333	—	$639,957	—	$510,544	—
Money market	770,316	0.68%	630,050	0.63%	621,638	0.77%
Super NOW	32,240	0.20%	27,656	0.20%	26,154	0.27%
Savings	121,878	1.58%	103,102	1.75%	100,740	2.35%
Time deposits of $100,000 or more	970,481	0.71%	658,483	0.65%	611,922	0.81%
Other time deposits	244,144	0.77%	225,900	0.80%	295,305	0.96%

Total deposits	$3,021,392	0.53%	$2,285,148	0.53%	$2,166,303	0.69%

        The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2014 was as follows:

(Dollars in Thousands)	Balance
Three months or less	$404,110
Over three months through six months	140,399
Over six months through twelve months	483,677
Over twelve months	263,658

Total	$1,291,844

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. At December 31, 2014, 2013, and 2012, the California State Treasury was the only depositor whose deposit balance was more than 1% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. At December 31, 2014, we had $63.6 million in brokered time deposits. At December 31, 2013, we had $41.4 million in brokered time deposits, which were assumed from the acquisitions of BankAsiana and Saehan. We did not have any brokered deposits at December 31, 2012.

  FHLB Borrowings

        Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from FHLB in order to take advantage of the flexibility and comparatively low cost. Due to the ongoing financial crisis and stiff competition for customer deposits among banks in our market, we utilize FHLB borrowings as an alternative to fund our loan portfolio. See "Liquidity Management" below for the details on the FHLB borrowings program.

        The following table is a summary of FHLB borrowings for fiscal years 2014 and 2013:

(Dollars in Thousands)	2014	2013
Balance at year-end	$150,000	$190,325
Average balance during the year	$160,110	$140,916
Maximum amount outstanding at any month-end	$190,314	$190,325
Average interest rate during the year	0.33%	0.17%
Average interest rate at year-end	0.68%	0.18%

  TARP Preferred Stock

        On December 12, 2008, we issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase 949,460 shares of our common stock, for an aggregate purchase price of $62.2 million. The warrant to purchase our common stock had an exercise price of $9.82 per share. In 2012, we repurchased or redeemed the 62,158 shares of Series A Preferred Stock in two different stages. The initial repurchase of 60,000 shares was at a discount of 5.6%, for a total purchase price of $56.6 million. The remaining shares were redeemed at par value, or $1,000 per share, plus accrued dividends for a total purchase price of $2.2 million. The warrant to purchase common stock was also repurchased from the U.S. Treasury at a mutually agreed upon price of $760,000. BankAsiana, who we acquired on October 1, 2013, had $5.3 million in TARP Community Development Capital Initiative ("CDCI") Preferred Stock which we immediately repaid on the date of the acquisition. At December 31, 2014, we were no longer a participant in the TARP Capital Purchase Program.

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

        March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2005, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust II, which issued $20.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust II ($619,000) and issued the 2005 Junior Subordinated Debenture (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14.0 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 2.05% at December 31, 2014, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the March 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 17, June 17, September 17, or December 17.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust III, which issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III and issued its Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities were fixed at a 6.07% annual interest rate, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The rate of interest on the September 2005 debenture and related trust preferred securities was 1.66% at December 31, 2014. The

September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the September 2005 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp organized its wholly-owned subsidiary, Wilshire Statutory Trust IV, which issued $25.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 1.64% at December 31, 2014, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 15, June 15, September 15, or December 15.

        March 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2007, Saehan organized its wholly-owned subsidiary, Saehan Capital Trust I, which issued $20.0 million in trust preferred securities. Saehan then purchased all of the common interest in the Saehan Capital Trust I ($619,000) and issued the 2007 Junior Subordinated Debenture (the "March 2007 debenture") in the amount of $20.6 million to the Saehan Capital Trust I with terms substantially similar to the March 2007 trust preferred securities in exchange for the proceeds from the issuance of the Saehan Capital Trust I's March 2007 trust preferred securities and common securities.

        On November 20, 2013, Wilshire Bancorp acquired Saehan and all of its subsidiaries. As part of the acquisition, Wilshire acquired Saehan Capital Trust I and the March 2007 debenture of $20.6 million at a fair value of $9.7 million, or at a discount of $10.9 million. Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are now guaranteed by Wilshire Bancorp. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock. The Company has the right to redeem the March 2007 debenture (and in turn the trust preferred securities) in whole or in part at par prior to maturity on any March 30, June 30, September 30, or December 30. The rate of interest on the March 2007 debenture and related trust preferred securities was 1.88% at December 31, 2014, which adjusts quarterly to the three-month LIBOR plus 1.62%.

        On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits. Under the final rule, bank holding companies may include trust preferred securities in Tier 1 capital in an amount (together with other restricted core capital elements) equal to 25% of the sum of core capital elements (including restricted core capital elements) net of goodwill less any associated deferred tax liability. Amounts in excess of these limits will generally be included in Tier 2 capital. For purposes of this rule, restricted core capital elements are generally to be comprised of qualifying cumulative perpetual Preferred Stock and related surplus, minority interest related to qualifying cumulative perpetual Preferred Stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interest related to qualifying common stock or qualifying cumulative perpetual Preferred Stock directly issued by a consolidated subsidiary that is neither a U.S. depository institution or a foreign bank and qualifying trust preferred securities. Under the final rule, as of December 31, 2014, Wilshire Bancorp categorized $69.2 million trust preferred securities as Tier 1 capital.

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

        During the years ended December 31, 2014, 2013, and 2012, we experienced a net cash inflow of $90.8 million, net cash inflow of $152.8 million, and a net cash outflow of $39.1 million, respectively in cashflows from operating activities. During 2014, the largest components of net cash provided by operating activities was cash inflows from net income of $59.0 million and proceeds from the sale of loans held-for-sale totaling $174.3 million, offset by cash outflows of $128.2 million from the origination of held-for-sale loans. In 2013, net cash provided by operating activities was primarily attributable to proceeds from the sale of loans held-for-sale totaling $659.2 million offset by an outflow of $547.0 million for the origination of loans held-for-sale. In 2012, cash used in operating activities was largely due to the outflow of $798.7 million for origination of loans held-for-sale offset by an inflow of $700.2 million from proceeds from the sale of loans held-for-sale.

        Net cash outflows from investing activities totaled $504.4 million in 2014, $211.7 million in 2013, and $81.0 million in 2012. In 2014, net cash used in investing activities was largely due to $489.3 million increase in loans receivable and $98.7 million in investments purchases. The largest components of cash used in investing activities for 2013 was also from an increase in loans receivable of $271.6 million and the purchase of securities available-for-sale totaling $71.4 million. During 2012, the purchase of investment securities was the largest outflow, totaling $126.6 million in addition to $88.5 million outflow due to the increase in loans receivable.

        Net cash provided by financing activities totaled $476.9 million in 2014, $56.1 million in 2013, compared to cash used in financing activities of $31.7 million in 2012. The increase in cash provided by financing activities in 2014, compared to 2013, was largely due to the cash inflow from an increase in deposits of $529.7 million. Cash provided by financing activities in 2013 was primarily from a net increase of $30.0 million in Federal Home Loan Bank advances and an increase of $38.7 million in deposits. The net cash used in financing activities in 2012 was due to an outflow of funds to pay for the redemption of the Company's TARP Preferred Stock totaling $58.8 million, the redemption of subordinated debentures of $25.5 million, and a decline in deposits of $35.5 million, offset by a $90.0 million net increase in Federal Home Loan Bank advances.

        For the purpose of having liquid cash available for emergencies, we maintain a portion of our funds in liquid assets consisting of cash and cash equivalents, time deposits at other institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at December 31, 2014, 2013, and 2012 totaled approximately $642.1 million, $591.7 million, and $652.0 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 15.5%, 16.3%, and 23.7%, at December 31, 2014, 2013, and 2012, respectively. The increase in liquid assets in 2014 was primarily due to the increase in deposits during the year while the decrease in liquid assets in 2013 was a result of cash utilized for the acquisitions of BankAsiana and Saehan.

        As a secondary source of liquidity, we have a combination of available borrowing sources comprised of FHLB advances, the Federal Reserve Bank's discount window borrowings, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. Among all these sources, we prefer advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans and stock issued by the FHLB, but can also be secured by investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth, or on the FHLB's assessment of the institution's creditworthiness. While this funding source provides flexibility and reasonable cost, we intend to limit our use to 80% of our borrowing capacity as such borrowings do not qualify as core funding sources.

        As of December 31, 2014, our borrowing capacity from the FHLB was approximately $1.18 billion, and the outstanding balance was $150.0 million, or approximately 11.2% of our borrowing capacity. As of December 31, 2014, we also maintained lines to drawdown up to a combined $70.0 million in federal funds with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $31.6 million at December 31, 2014. There were no outstanding balances at any of our correspondent banks or at the FRB discount window at December 31, 2014. It is management's belief that our liquidity is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

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

        As of December 31, 2014, Wilshire Bank was qualified as a "well-capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions as of December 31, 2014, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire Bank:

			Actual capital ratios as of:
			December 31, 2014		December 31, 2013		December 31, 2012
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Capital Ratios
Wilshire Bancorp & Wilshire Bank			Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	15.38%	14.97%	16.05%	15.03%	19.74%	19.29%
Tier I capital to risk-weighted assets	4.00%	6.00%	14.13%	13.71%	14.79%	13.77%	18.47%	18.02%
Tier I capital to average assets	4.00%	5.00%	12.11%	11.75%	13.44%	12.51%	14.87%	14.52%

        At December 31, 2014 total shareholders' equity was $489.4 million, an increase of $50.0 million from shareholders' equity at December 31, 2013. The increase in shareholders' equity in 2014 was mainly from the $59.0 million in net income earned during the year. At December 31, 2013, total shareholders' equity was $439.4 million, an increase of $97.0 million from shareholders' equity of $342.4 million at December 31, 2012. The increase in equity in 2013 was due to the increase in undivided profits from net income available to common shareholders totaling $45.4 million and due to the issuance of common stock valued at $67.8 million as part of the consideration for the acquisition of Saehan.

        As of December 31, 2014, we included $69.2 million in junior subordinated debentures in our regulatory capital ratio computations. At December 31, 2014, we did not include any qualifying subordinated debt in our calculation of Tier 2 and total risk-based capital.

        In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

  •
  Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization's quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

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

        We believe that as of December 31, 2014, the Company would satisfy the new capital ratio requirements under Basel III and the Bank would qualify as a "well-capitalized" institution under the new regulatory framework for prompt corrective action, as revised by Basel III. For more information see Part I, Item 1 "Description of Business—Regulation and Supervision—New Capital Adequacy Requirements Under Basel III."

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

        In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in small decline interest income while EVE is expected to decline if interest rates decline by more than 100 basis points. An increase in interest rates would increase net interest income while EVE is expected to increase if interest rate increase by 100 basis points and then decrease if interest rate continue to increase.

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

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest bearing liabilities as of December 31, 2014 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At December 31, 2014
	Amounts Subject to Repricing Within
	0 - 3 months	3 - 12 months	1 - 5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,418,579	$83,684	$1,656,765	$170,982	$3,330,010
Investment securities	10,682	17,162	183,147	177,402	388,393
Deposits held in other financial institutions	—	8,000	—	—	8,000
Federal funds sold and other cash equivalents	196,590	—	—	—	196,590

Total	$1,625,851	$108,846	$1,839,912	$348,384	$3,922,993

Interest bearing liabilities:
Savings deposits	$128,943	$—	$—	$—	$128,943
Time deposits of $100,000 or more	404,110	624,076	263,658	—	1,291,844
Other time deposits	43,758	169,930	53,696	9	267,393
Other interest bearing deposits	797,666	—	—	—	797,666
FHLB advances	150,000	—	—	—	150,000
Junior subordinated debentures	71,779	—	—	—	71,779

Total	1,596,256	$794,006	$317,354	$9	$2,707,625

Interest rate sensitivity gap	$29,595	$(685,160)	$1,522,558	$348,375	$1,215,368
Cumulative interest rate sensitivity gap	$29,595	$(655,565)	$866,993	$1,215,368
Cumulative interest rate sensitivity gap ratio (based on total assets)	0.71%	–15.78%	20.86%	29.25%	29.25%

        The following table sets forth our estimated net interest income over a twelve months period and EVE based on the indicated changes in market interest rates as of December 31, 2014.

(Dollars In Thousands)

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	22.83%	13.12%
+300	16.92%	15.48%
+200	11.14%	18.10%
+100	5.29%	18.76%
0	—	—
–100	–0.66%	9.89%
–200	–1.55%	–1.61%
–300	–1.58%	–8.19%

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

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Part IV, Item 15(a)(1) and is presented beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our "disclosure controls and procedures," as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Our management conducted an evaluation of the system of internal control over financial reporting as of December 31, 2014, using the criteria set forth by the "Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control Integrated Framework", and concluded that our system of internal control over financial reporting was effective as of December 31, 2014. In May of 2013, The Committee of Sponsoring Organizations of the Treadway Commission adopted an updated framework, which we intend to adopt in 2015.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

  Changes in Internal Control over Financial Reporting

        Management has determined there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  Report of Independent Registered Public Accounting Firm

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on the following page of this Report.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2014.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
2.1	Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, as filed with the SEC on August 2, 2013)
2.2	Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on July 15, 2013)
3.1	Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
3.4	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004)

Reference Number	Item
4.2	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.3	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho, and Elaine Jeon dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.4	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.5	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.9 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.6	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.7	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.8	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.9	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min, and Brian E. Cho dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.10	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.11	Indenture by and between Saehan Bancorp, Inc. and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.12	Guarantee Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.13	Amended and Restated Trust Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.14	Supplemental Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of November 20, 2013 (Incorporated by reference to Exhibit 4.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
10.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on July 1, 2009)
10.2	2008 Stock Incentive Plan of Wilshire Bancorp, Inc. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008)[1]

Reference Number	Item
10.3	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.—Manhattan Branch (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, as filed with the SEC on March 15, 2010)
10.4	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on November 13, 2013)[1]
10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on December 3, 2009)[1]
10.6	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.7	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.8	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.9	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.10	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the SEC on May 5, 2014)
11.1	Statement regarding computation of Net Earnings per Share[3]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[2]
21.1	Subsidiaries of the Registrant[2]
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[2]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1
Indicates compensation or compensatory plan, contract, or arrangement

2
Exhibit is filed with this Annual Report on Form 10-K

3
The information required by this Exhibit is incorporated by reference from Note [18] of the Company's Financial Statements included herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2015	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	February 27, 2015
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
/s/ LAWRENCE JEON Lawrence Jeon	Director	February 27, 2015
/s/ JOHN TAYLOR John Taylor	Director	February 27, 2015
/s/ CRAIG MAUTNER Craig Mautner	Director	February 27, 2015
/s/ DONALD BYUN Donald Byun	Director	February 27, 2015
/s/ STEVEN J. DIDION Steven J. Didion	Director	February 27, 2015
/s/ DAISY Y. HA Daisy Y. Ha	Director	February 27, 2015
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2014
and 2013 and for each of the years in the three-year
period ended December 31, 2014 and
Reports of Independent Registered Public
Accounting Firm

MANAGEMENT'S ASSERTION AS TO THE EFFECTIVENESS OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        In this management report, the following subsidiary institution of Wilshire Bancorp, Inc. (the "Company") that is subject to Part 363 is included in the statement of management's responsibilities; the report on management's assessment of compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions; and the report on management's assessment of internal control over financial reporting: Wilshire Bank.

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

        Management is responsible for establishing and maintaining effective internal control over financial reporting including controls over the preparation of regulatory financial statements. Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Bank Holding Company Instructions as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Bank Holding Company Instructions, as of December 31, 2014. In May of 2013, The Committee of Sponsoring Organizations of the Treadway Commission adopted an updated framework, which we intend to adopt in 2015.

Compliance with Laws and Regulations

        Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2014.

/s/ JAE WHAN YOO Jae Whan Yoo Chief Executive Officer Wilshire Bancorp
/s/ ALEX KO Alex Ko Chief Financial Officer Wilshire Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited Wilshire Bancorp, Inc. and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assertation As to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y9C).

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows of Wilshire Bancorp, Inc. and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/Crowe Horwath LLP

Sherman Oaks, California
February 27, 2015

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2014	December 31, 2013
ASSETS:
Cash and due from banks	$233,699	$124,064
Federal funds sold and other cash equivalents	254	46,590

Cash and cash equivalents	233,953	170,654
Deposits held in other financial institutions	8,000	21,019
Securities available-for-sale, at fair value (amortized cost of $384 million and $356 million at December 31, 2014 and December 31, 2013, respectively)	388,367	352,437
Securities held-to-maturity, at amortized cost (fair value of $28 thousand and $37 thousand at December 31, 2014 and December 31, 2013, respectively)	26	35
Loans receivable (net of allowance for loan losses of $49 million and $54 million at December 31, 2014 and December 31, 2013, respectively)	3,259,673	2,763,279
Loans held-for-sale, at the lower of cost or fair value	11,783	47,557
Federal Home Loan Bank stock, at cost	16,539	15,983
Other real estate owned ("OREO")	7,922	7,600
Due from customers on acceptances	5,611	1,517
Cash surrender value of bank owned life insurance	23,330	22,519
Investment in affordable housing partnerships	44,077	43,316
Bank premises and equipment	13,881	13,862
Accrued interest receivable	8,792	8,350
Deferred income taxes	22,271	39,672
Servicing assets	18,031	16,108
Goodwill	67,473	67,528
Core deposits intangibles	4,155	5,224
FDIC loss-share indemnification	—	4,856
Other assets	21,585	16,219

TOTAL	$4,155,469	$3,617,735

LIABILITIES:
Deposits:
Non-interest bearing	$915,413	$832,152
Interest bearing:
Savings	128,943	114,951
Money market and NOW accounts	797,666	810,878
Time deposits of $100,000 or more	1,291,844	869,337
Other time deposits	267,393	244,192

Total deposits	3,401,259	2,871,510
Federal Home Loan Bank advances	150,000	190,325
Junior subordinated debentures	71,779	71,550
Commitments to fund low income tax credit housing investments	9,430	10,237
Accrued interest payable	2,228	2,418
Acceptances outstanding	5,611	1,517
Other liabilities	25,751	30,760

Total liabilities	3,666,058	3,178,317

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; none issued and outstanding, at December 31, 2014 and December 31, 2013	—	—
Common stock, no par value—authorized, 200,000,000 shares at December 31, 2014 and December 31, 2013; issued and outstanding, 78,322,462 and 78,061,307 shares at December 31, 2014 and December 31, 2013, respectively	232,001	229,836
Accumulated other comprehensive income (loss), net of tax	4,453	(23)
Retained earnings	252,957	209,605

Total shareholders' equity	489,411	439,418

TOTAL	$4,155,469	$3,617,735

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$155,020	$115,722	$109,367
Interest on investment securities	8,195	7,423	6,166
Interest on federal funds sold and other earning assets	489	594	1,424

Total interest income	163,704	123,739	116,957

INTEREST EXPENSE:
Interest on deposits	15,926	11,968	15,021
Interest on FHLB advances and other borrowings	522	244	16
Interest on junior subordinated debentures	1,719	1,197	2,018

Total interest expense	18,167	13,409	17,055

NET INTEREST INCOME BEFORE (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	145,537	110,330	99,902
(CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	—	—	(34,000)

NET INTEREST INCOME AFTER (CREDIT) PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	145,537	110,330	133,902

NON-INTEREST INCOME:
Service charges on deposit accounts	12,693	11,412	12,672
Net gain on sale of loans	14,962	13,415	6,393
Loan-related servicing fees	6,092	5,011	5,267
Gain on sale or call of securities	—	19	3
Other income	7,494	4,326	3,914

Total non-interest income	41,241	34,183	28,249

NON-INTEREST EXPENSES:
Salaries and employee benefits	49,724	40,131	34,475
FDIC loss-share indemnification impairment	597	—	7,900
Occupancy and equipment	13,371	8,851	7,875
Regulatory assessment fee	2,239	1,391	2,147
Professional fees	3,270	3,704	4,421
Data processing	3,998	2,801	2,817
Low income housing tax credit investment losses	4,239	3,838	3,240
Amortization of core deposits intangibles	1,069	383	284
Merger related costs	3,577	2,797	—
Other operating expenses	15,430	12,960	11,020

Total non-interest expenses	97,514	76,856	74,179

INCOME BEFORE INCOME TAXES	89,264	67,657	87,972
INCOME TAX PROVISION (BENEFIT)	30,255	22,281	(4,333)

NET INCOME	59,009	45,376	92,305

One-time adjustment from repurchase of Preferred Stock	—	—	3,389
Preferred stock cash dividend and accretion of Preferred Stock	—	—	(1,988)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$59,009	$45,376	$93,706

EARNINGS PER COMMON SHARE INFORMATION
Basic	$0.75	$0.63	$1.31
Diluted	$0.75	$0.63	$1.31
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,250,901	71,771,116	71,288,484
Diluted	78,591,374	72,037,516	71,375,150

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2014	2013	2012
NET INCOME	$59,009	$45,376	$92,305

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains (losses) on securities available-for-sale arising during the period	7,681	(11,445)	652
Reclassification adjustment for gains realized in net income	—	(19)	(3)
Less income tax expense (benefit)	3,224	(4,815)	273

Net change in net unrealized gains (losses) on securities available-for-sale	4,457	(6,649)	376

UNREALIZED (LOSS) GAIN ON INTEREST-ONLY STRIP:
Net unrealized (losses) gains on interest-only strips arising during period	(53)	28	43
Less income tax expense (benefit)	(22)	19	18

Net unrealized changes in net (losses) gains on interest-only strips	(31)	9	25

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	50	(194)	(351)

Net change to BOLI unrecognized prior service cost	50	(194)	(351)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	4,476	(6,834)	50

TOTAL COMPREHENSIVE INCOME	$63,485	$38,542	$92,355

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Preferred Stock		Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Numbers of Shares	Amount	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—December 31, 2011	62,158	$61,000	71,282,518	$164,711	$6,761	$77,110	$309,582

Stock options exercised/forfeited			12,626	53			53
Redemption of preferred stock	(62,158)	(62,158)				3,389	(58,769)
Redemption of TARP warrant				(760)			(760)
Cash dividend declared or accrued:
Common stock						—	—
Preferred stock						(830)	(830)
Share-based compensation expense				786			786
Accretion of discount on preferred stock		1,158				(1,158)	—
Comprehensive income:
Net income						92,305	92,305
Other comprehensive income					50		50

Comprehensive income							92,355

BALANCE—December 31, 2012	—	$—	71,295,144	$164,790	$6,811	$170,816	$342,417

Stock options exercised/forfeited			206,911	958			958
Common stock issued for acquisition of Saehan Bancorp			7,210,664	67,780			67,780
Common stock repurchased			(651,412)	(4,287)			(4,287)
Cash dividend declared or accrued:
Common stock ($0.09 per share)						(6,587)	(6,587)
Share-based compensation expense				460			460
Tax benefit from stock options exercised				135			135
Comprehensive income:
Net income						45,376	45,376
Other comprehensive loss					(6,834)		(6,834)

Comprehensive income							38,542

BALANCE—December 31, 2013	—	$—	78,061,307	$229,836	$(23)	$209,605	$439,418

Stock options exercised/forfeited			192,786	974			974
Restricted stock granted/forfeited, net			67,637	—			—
Cash dividend declared or accrued:
Common stock ($0.20 per share)						(15,647)	(15,647)
Stock dividend related to restricted stock			732			(10)	(10)
Share-based compensation expense				932			932
Tax benefit from stock options exercised				259			259
Comprehensive income:
Net income						59,009	59,009
Other comprehensive income					4,476		4,476

Comprehensive income							63,485

BALANCE—December 31, 2014	—	$—	78,322,462	$232,001	$4,453	$252,957	$489,411

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,009	$45,376	$92,305
Adjustments to reconcile net income to net cash provided by (used in) by operating activities:
Amortization of investment securities	1,610	2,786	4,761
Depreciation of Bank premises and equipment	3,783	2,496	2,254
Accretion of discount on acquired loans	(11,214)	(2,463)	(1,943)
Amortization of liabilities acquired from acquisitions	(1,270)	(268)	—
FDIC loss-share indemnification impairment	597	—	7,900
Amortization of core intangibles	1,069	383	284
Provision (credit) for loan losses and loan commitments	—	—	(34,000)
Provision (credit) for other real estate owned losses	406	221	157
Deferred tax expense (benefit)	13,640	948	(20,830)
Loss on disposition of bank premises and equipment	143	1	—
Net gain on sale of loans held-for-sale	(14,962)	(13,415)	(6,393)
Proceeds from sale of loans held-for-sale	174,314	659,221	700,213
Origination of loans held-for-sale	(128,163)	(546,994)	(798,675)
Net gain on sale/call of available-for-sale securities	—	(19)	(3)
Change in fair value of servicing assets	1,062	696	332
Amortization of servicing rights	1,500	415	213
Net gain on sale of OREO	(28)	(184)	(616)
Gain on sale of previously held equity interests	(20)	(16)	—
Share-based compensation expense	932	460	786
Earnings of cash surrender value of life insurance	(274)	(596)	(594)
Servicing assets capitalized	(4,485)	(3,639)	(1,357)
(Increase) decrease in accrued interest receivable	(442)	394	828
Loss on investments in affordable housing partnerships	4,239	3,838	3,240
(Increase) decrease in other assets	(11,188)	3,265	7,151
Dividends of Federal Home Loan Bank stock	1,170	543	151
Decrease in accrued interest payable	(190)	(2,865)	(1,244)
(Decrease) increase in other liabilities	(393)	2,184	5,953

Net cash provided by (used in) operating activities	90,845	152,768	(39,127)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment, matured or called securities held-to-maturity	9	15	16
Net decrease in interest-bearing deposits in other financial institutions	13,019	8,863	—
Purchase of securities available-for-sale	(98,703)	(71,377)	(126,610)
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	68,844	84,910	110,061
Net increase in loans receivable	(489,294)	(271,639)	(88,481)
Payment of FDIC loss-share indemnification	2,618	1,792	8,380
Proceeds from sale of other loans	4,405	488	7,646
Proceeds from sale of other real estate owned	3,342	3,132	15,612
Proceeds from sale of repossessed assets	84	—	—
Purchases of investments in affordable housing partnerships	(5,806)	(8,273)	(9,773)
Purchases of bank premises and equipment	(1,870)	(866)	(517)
Purchase of Federal Home Loan Bank stock	(1,006)	(1,348)	—
Redemption of Federal Home Loan Bank stock	450	379	3,433
Purchases of bank owned life insurance	(538)	(710)	(731)
Net cash received from acquisitions	—	42,966	—

Net cash used in investing activities	(504,446)	(211,668)	(80,964)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$974	$958	$53
Tax benefit from exercise of stock options	259	135	—
Cash paid for stock repurchases	—	(4,287)	—
Payment of cash dividend on common stock	(14,082)	(4,244)	—
Payment of cash dividend on preferred stock	—	—	(1,219)
Cash paid for TARP Preferred Stock redemption	—	—	(58,769)
Cash paid for TARP warrant redemption	—	—	(760)
Cash paid for former BankAsiana CDCI preferred stock redemption	—	(5,250)	—
Cash paid for subordinated debenture redemption	—	—	(25,464)
Increase in Federal Home Loan Bank advances	50,000	80,000	150,000
Decrease in Federal Home Loan Bank advances	(90,000)	(50,000)	(60,000)
Net increase (decrease) in deposits	529,749	38,742	(35,500)

Net cash provided by (used in) financing activities	476,900	56,054	(31,659)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,299	(2,846)	(151,750)
CASH AND CASH EQUIVALENTS—Beginning of year	170,654	173,500	325,250

CASH AND CASH EQUIVALENTS—End of year	$233,953	$170,654	$173,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,358	$13,029	$18,299
Income taxes paid	$18,577	$22,852	$13,167
Income tax refunds received	$528	$2	$13,703
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$4,292	$3,260	$8,681
Loans transferred to held-for-sale from loans receivable	$3,605	$1,288	$16,771
Loans transferred to loans receivable from held-for-sale	$3,783	$404	$15,505
Other assets transferred to bank premises and equipment	$2,075	$1,196	$756
Common stock cash dividend declared, but not paid	$3,917	$2,342	$—
Common stock issued in consideration of Saehan Bancorp acquisition	$—	$67,780	$—

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

        Reclassification—Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform to current year presentation. There was no effect on net income or total shareholders' equity from these reclassifcations.

        Cashflows—Cash and cash equivalents include cash and due from banks, term federal funds sold, and overnight federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased and repurchase agreements.

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

  (ii)
  Securities that are bought and held principally for the purpose of selling them in the near future are classified as "trading securities" and reported at fair value; and

  (iii)
  Securities not classified as held-to-maturity or trading securities are classified as "available-for-sale" and reported at fair value. Unrealized gains and losses are reported, net of taxes, as a separate component of accumulated other comprehensive income in shareholders' equity.

        The Company had no trading securities at December 31, 2014 and 2013. Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding, selling, or called securities are calculated using the specific-identification method.

        In accordance with Accounting Standards Codification ("ASC") 320-10-35-18, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary-impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sold, it is more-likely-than-not that the Company will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of investment securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. The Company did not record any other-than-temporary-impairments on investment securities in 2014, 2013, and 2012.

        Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10-35-1. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair value is measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The securities available-for-sale includes federal agency securities, residential mortgage-backed securities, residential collateralized mortgage obligations, municipal bonds, and corporate debt securities. The Company's existing investment available-for-sale security holdings as of December 31, 2014 and 2013 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on Level 2 measurement inputs.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, allowance for loan losses, and any deferred fees or costs on originated loans.

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

        The allowance for loan losses is comprised of two main components, the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is derived from loans that are evaluated for losses in pools using historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance is derived from impaired loans that are individually evaluated for expected losses. Management performs a

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

review of the historical loss rates used to calculate GVA and the factors used to calculate QA on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment. The calculation of the SVA on impaired loans is also reviewed on a quarterly basis.

        To establish an adequate allowance, we must be able to recognize when loans have become or are expected to become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., home mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

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

        We currently use a type of migration analysis as a factor in calculating our allowance for loan losses in addition to a software program used to produce historical loss rates for different loan classes used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors which include forecasted economic indicators (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), trends in real estate value, and other factors. Although the QA takes into consideration different loan segments and loan classes, the application is made to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles ("GAAP"). The Company considers all troubled debt restructurings ("TDR") to be impaired and are therefore accounted for in the same manner as other impaired loans. All these components are added together for a final allowance for loan losses figure. The allowance calculation is performed on a quarterly basis.

        The SVA component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDR and are also classified as impaired.

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

        Commercial and commercial real estate impaired loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDR that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

        Loan Commitments and Related Financial Instruments—Loan commitments and related financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the loss exposure before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        Servicing Assets—Upon sales of SBA guaranteed loans, the Company receives a fee for servicing the loans. A servicing asset is initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan related servicing fees on the consolidated statements of income.

        Bank Premises and Equipment—Bank premises and equipment are stated at cost less accumulated depreciation and amortization while land is carried at cost. Depreciation on building, furniture, fixtures, and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which can range from 3 to 30 years. Leasehold improvements are capitalized and amortized using the straight-line method over the term of the lease or the estimated useful lives of the improvements, whichever is shorter.

        Other Real Estate Owned ("OREO")—OREO, which represents real estate acquired through foreclosures in satisfaction of commercial and real estate loans, are initially recorded at fair value less estimated selling costs of the real estate, establishing a new cost basis. The fair value of OREO is

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined through appraisals or independent valuation. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell.

        Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are recorded in consolidated statements of income for the current period.

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

        Bank Owned Life Insurance ("BOLI") Obligation—The Company has purchased life insurance policies on certain key executives and Directors. BOLI is recorded at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. During 2014, 2013, and 2012, the increase in BOLI expense related to the adoption of ASC 715-60-35 was $155,000, $78,000, and $563,000, respectively, which was included as part of the other expenses in the consolidated statements of income. The accrued liabilities, included in other liabilities, totaled $4.7 million and $4.6 million, at December 31, 2014, and 2013, respectively.

        Affordable Housing Investment Partnerships—The Company invests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. The investments were accounted for using the equity method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as "Investment in affordable housing partnerships" in the consolidated statement of financial condition. Commitment to fund investments in affordable housing is also included in the line items but is also grossed up and recorded as a liability in "Commitments to fund low income tax credit housing investments".

        Goodwill and Intangible Assets—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York in 2006, and subsequently in 2013 with the acquisitions of BankAsiana and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Intangibles—Goodwill and Other", a company can first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. As such, we perform a qualitative assessment on goodwill at least annually. We are not required to calculate the fair value unless we determined, based on this qualitative assessment, that it is more-likely-than-not that the fair value related to goodwill is less than the carrying amount. The assessment of qualitative factors and goodwill testing involves significant judgment and assumptions by management to which there is always some degree of uncertainty. The Company assessed the qualitative factors related to goodwill and determined goodwill was more-than-likely not impaired at December 31, 2014. Goodwill is the only intangible asset with an indefinite life on our statement of financial condition.

        The Company evaluates the remaining useful lives of its core deposits intangibles asset and lease intangibles each annually, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that a revision to estimates of the useful lives of its core deposits intangibles or lease intangibles was not warranted as of December 31, 2014.

        During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan Bancorp. The resulting net adjustments to goodwill was a reduction of $55,000.

        FDIC Indemnification Asset—With the acquisition of Mirae Bank, the Bank entered into a loss sharing agreement with the FDIC for amounts receivable under the agreement. The Company accounted for the receivable balances under the loss sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification was accounted for on the date of the acquisition by adding the present value of all the cash flows that the Company expected to collect from the FDIC as stated in the loss sharing agreement. As expected and actual cash flows increased and decreased from what was expected at the time of acquisition, and with payment received from the FDIC, the FDIC indemnification decreased and increased, respectively.

        The loss sharing agreement with the FDIC related to losses on loans acquired from Mirae Bank expired in June 2014, although recoveries remain covered under the agreement for an additional three years. Upon the expiration of the loss sharing agreement in respect to losses, the remaining balance of the FDIC indemnification assets was written down. At December 31, 2014, we no longer had an FDIC indemnification asset balance.

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

        Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. As of December 31, 2014, management performed a critical evaluation of all positive and negative evidence

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

regarding the need for a valuation allowance. Positive evidence includes, but not limited to, 12 quarters (three years) of cumulative positive pre-tax income, 15 continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and removal of regulatory orders. Negative evidence includes uncertainty in recovery or slow growth of U.S. economy, and increased regulatory scrutiny that can adversely affect future earnings. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance was required.

        The Company adopted the provision of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10, "Accounting for Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more-likely-than-not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more-likely-than-not" test, no tax benefit is recorded. The Company recognized a decrease in the liability for unrecognized tax benefit of $12,000 from prior year tax positions, a payment of $40,000 was made for a settlement with a state tax authority, and a reduction of $749,000 thousand from the expiration of the statute of limitations in 2014. As of December 31, 2014, the total unrecognized tax benefit that would affect the effective rate if recognized was $826,000, including related interest and penalties. We expect the unrecognized tax benefits to decrease by approximately $1.1 million over the next 12 months due to settlements with state tax authorities.

        Earnings per Common Share—Basic earnings per common share ("EPS") are computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company.

        Comprehensive Income—Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on interest only ("I/O") strips, BOLI unrecognized prior service cost, and unrealized gains and losses on securities available-for-sale. The accumulated change in other comprehensive income, net of tax, is recognized as a separate component of shareholders' equity.

        Dividend Restrictions—Banking regulations and state laws require the Company and Bank to maintain certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to its shareholders.

        Stock-Based Compensation—The Company issues stock-based compensation to certain employees, officers, and directors. Stock-based compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards on the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock on the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The allowance for loan losses, loan servicing rights, deferred tax assets, fair value of securities and financial instruments, other real estate owned, other-than-temporary impairment, and goodwill and other intangible assets are particularly subject to change.

Recent Accounting Pronouncements

        In January 2014, the FASB issued guidance ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." The amendments in ASU 2014-01 to Topic 323, "Equity Investments and Joint Ventures," provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company's LIHTC investments are within the scope of this guidance. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in ASU 2014-04 clarify when repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. ASU 2014-04 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08)." The amendments in ASU 2014-08 changes the criteria for reporting discontinued operations and improves related disclosures. This ASU also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance. ASU 2014-08 will be effective for annual financial statements with fiscal years beginning on or

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

after December 31, 2014 and interim periods thereafter. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition." ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years, using a retrospective application approach. The Company is in the process of evaluating the impact that adoption of this new guidance will have on its consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period." ASU 2014-12 clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, and interim periods within those years using either a prospectively or retrospectively approach. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-14, "Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." ASU 2014-14 addresses the classification of certain foreclosed mortgage loans that are either fully or partially guaranteed under government sponsored programs. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure under certain conditions. The separate other receivable should be measured based on the contractual amount that is expected to be recovered. ASU 2014-14 is effective for annual periods beginning after December 15, 2014, and interim periods within those years, using a prospectively or modified retrospectively approach. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The amendments' objective of ASU 2014-15 is to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provide related disclosures. Currently, GAAP does not provide guidance to evaluate whether there is substantial doubt as to the organization's ability to continue as a going concern. This ASU provides guidance to an organization's management, with principles and definitions to reduce diversity in the timing and content of disclosures commonly provided by organizations today in the financial statements footnotes. ASU 2014-15 is effective for periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company has concluded that the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2015, the FASB issued ASU 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for periods ending after beginning December 15, 2015, though early adoption is permitted. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

        On November 20, 2013, the Company acquired Saehan Bancorp ("Saehan") for approximately $118.2 million. Pursuant to the merger agreement, holders of Saehan common stock had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan common stock. As a result, 7.2 million shares of the Company's common stock were issued to former Saehan shareholders at $9.40 per share at the date of acquisition for a total value of $67.8 million. Saehan was headquartered in Los Angeles, California and operated ten branches all located in Southern California and two LPO offices located in the states of Washington and New York. The acquisition of BankAsiana was to expand our market presence in the East Coast market. The customer base and locations of BankAsiana's branches had significant overlap when compared to the Company's East Coast customer base and branch locations. This made BankAsiana a very good fit in terms of potential cost savings and future growth potential. Saehan also had a similar customer base and operated in the same markets as our Southern California operations. Therefore, both acquisitions had the potential for large cost savings synergies with consolidation. With the levels of excess capital at the time, the acquisitions fit well into the Company's growth strategy. The total fair value of assets acquired from BankAsiana and Saehan, were $203.9 million and $589.1 million, respectively. We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million in goodwill from the acquisition of Saehan. The aggregate goodwill of $60.8 million from the acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations, strengthening the Company's presence in existing markets. The aggregate goodwill is not amortized for book purposes and is not tax deductible.

        The assets acquired and liabilities assumed from BankAsiana and Saehan were accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan. The resulting net adjustments to goodwill was a reduction of $55,000.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The results of BankAsiana and Saehan's operations are included in the Consolidated Statement of Income from the dates of the acquisitions. The following table summarizes the total consideration and fair value of assets acquired and liabilities assumed for BankAsiana and Saehan:

Statement of Net Assets Acquired

(Dollars in Thousands)

	October 1, 2013 BankAsiana	November 20, 2013 Saehan
Consideration:
Common stock issued to shareholders ($9.40 per share)	$—	$67,780
Cash paid to shareholders	31,350	50,370
Cash paid to stock option holders	1,175	38

Total consideration paid	32,525	118,188
Assets Acquired:
Cash and cash equivalents	16,124	109,776
Deposits held in other financial institutions	865	29,016
Securities available for sale	9,574	38,124
Loans	168,576	381,663
Bank premises and equipment	984	1,683
Other real estate owned	—	5,439
Deferred income taxes	4,058	10,648
Servicing assets	1,178	2,792
Core deposits intangibles	725	3,845
Other assets	1,777	6,162
Liabilities Assumed:
Deposits	(162,483)	(503,419)
Federal Home Loan Bank advances	(10,357)	—
Junior subordinated debentures	—	(9,674)
Other liabilities	(4,079)	(7,832)
Preferred stock	(5,250)	—

Total identifiable net assets	21,692	68,223

Consideration Paid Over Fair Value of Net Assets Acquired (Goodwill)	$10,833	$49,965

        The loan portfolios of BankAsiana and Saehan were recorded at fair value at the date of each acquisition. Valuations of BankAsiana's and Saehan's loan portfolios were performed as of the acquisition dates to assess the fair value of the loan portfolio. The loan portfolios were both segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further into pools based on similar loan characteristics such as loan type, payment amortization method, and fixed or variable interest rates. A discounted cash flow schedule was prepared on each pool based on the weighted average rate and weighted average remaining term of that pool. The present value of all future estimated cash flows was calculated using a specifically calculated discount rate for each pool.

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

        The following table presents the fair value and discount on loans acquired from BankAsiana and Saehan that at the time of acquisitions there was credit quality deterioration where the Company estimated that it would not receive all contractual payments ("ASC 310-30 loans") and loans where all cashflows were expected to be collected ("Non-ASC 310-30 loans"):

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The following table presents the discount on BankAsiana and Saehan acquired loans broken out into accretable and non-accretable portions at the time of the acquisitions:

(Dollars In Thousands)	Accretable Discount	Non-accretable Portion	Total Discount
Discount on loans acquired from:
BankAsiana	$7,214	$1,954	9,168
Saehan	24,304	3,429	27,733

Total	$31,518	$5,383	36,901

        As part of the acquisitions of BankAsiana and Saehan, we recognized core deposits intangibles of $725,000 and $3.8 million, respectively. The recorded core deposits intangibles represented approximately 0.9% of core deposits for BankAsiana and 1.1% of core deposits for Saehan and will be amortized over their useful lives of 13 years for BankAsiana and 9 years for Saehan Bancorp.

        The valuation of time deposits for BankAsiana and Saehan was also performed as of the acquisition dates. Time deposits were split into similar pools based on size, type of time deposits, and maturity. A discounted cash flow analysis was performed on the pools based on current market rates currently paid on similar time deposits. The valuation resulted in premiums of $668,000 and $645,000, for BankAsiana and Saehan, respectively on the dates of each acquisition. The premiums on time deposits will be amortized on a straight-line basis over the average life of the time deposits which was 16 months for BankAsiana and 7 months for Saehan.

        The fair value of FHLB advances assumed from BankAsiana and junior subordinated debentures assumed from Saehan was estimated also using a discounted cash flow method based on the current market rates for similar liabilities. As a result we recorded a premium of $357,000 on the FHLB advances acquired from BankAsiana and a discount of $10.9 million on the junior subordinated debenture acquired from Saehan. The premium for FHLB advances will be amortized on a straight-line basis over the average life of the advances which was 33 months. The premium for the subordinated debentures will be amortized using the effective yield method for 23.4 years which was the remaining life of the debenture at acquisition.

        Through the 2013 acquisitions, we assumed four lease contracts from BankAsiana, and thirteen lease contracts from Saehan. The fair value measurements of theses leasehold interests were performed to determine whether the lease terms were favorable or unfavorable relative to current market rates of similar leases. The fair value of leasehold interests was recorded based on estimated future cash flow projections using market rates for similar leases on the East and West Coast. As a result, on the acquisition dates, we recorded unfavorable leasehold interests of $239,000 for BankAsiana and $384,000 for Saehan.

        The table below presents the unaudited proforma information as if the acquisitions of BankAsiana and Saehan had occurred on January 1, 2012 after giving effect to certain acquisition accounting adjustments. The proforma information for the years ended December 31, 2013 and 2012 includes acquisition adjustments for the amortization/accretion on securities, loans, deposits, borrowings, lease intangibles, core deposits intangibles, and related income tax effects. The proforma financial information also includes one-time costs associated with the acquisitions but does not include expected cost savings synergies that we expect to achieve. The unaudited pro forma financial information is not necessarily

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

			Proforma for the Years Ended,
	Actual from acquisition date to December 31, 2013
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

Federally Assisted Acquisition of Mirae Bank

        The FDIC placed Mirae Bank ("Mirae") under receivership upon Mirae's closure by the California Department of Business Oversight ("DBO") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. In June, 2014, the remaining loss-share agreement with the FDIC related to losses expired. As such, losses on loans acquired from Mirae Bank will no longer be covered by the FDIC. However, recoveries will still be shared with the FDIC for an additional three years.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. ACQUISITIONS (Continued)

        The table below reflects changes to the FDIC indemnification asset for years indicated:

FDIC Indemnification Asset

(Dollars in Thousands)

	2014	2013	2012
Beginning balance	$4,856	$5,446	$21,922
Additions resulting from charge-offs or impairment	143	3,021	3,088
Deletions from loans transferred to OREO	—	(48)	(156)
Payments and reimbursement received from the FDIC	(2,618)	(1,792)	(8,380)
Write-downs from impairment valuations	(597)	—	(7,900)
Write-downs resulting from loans sold or paid-off	(1,050)	(1,771)	(3,128)
Other write-downs	(734)	—	—

Ending balance	$—	$4,856	$5,446

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

  Deposits held in other financial institutions—The carrying value of deposits held at other financial institutions is approximately equal to the fair value resulting in a Level 1 classification.

  Investment securities—Investments securities are recorded at fair value pursuant to ASC 320-10 "Investments—Debt and Equity Securities." Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of December 31, 2014 and December 31, 2013 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

  Loans held-for-sale (excluding impaired loans held-for-sale)—SBA loans and mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing parties. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

  Impaired loans—At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans that are carried at fair value generally having had a charge-off through the allowance for loan losses or a specific valuation allowance. The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows. For collateral dependent loans, the fair value is commonly based on recent real estate appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may also be valued using an appraisal, net book value per the borrower's financial statements or aging reports, adjusted or discounted based on management's historical knowledge, based on changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and are adjustments are recorded accordingly.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or estimated internally by the Company's internal Appraisal Department. All indications of value are reviewed for reasonableness by a member of the Appraisal Department who reviews the assumptions and approaches utilized in the appraisal. The resulting fair value is then compared with independent data sources such as recent market data or industry-wide statistics.

  Other real estate owned ("OREO")—OREO are measured at fair value less estimated costs to sell when acquired, establishing a new cost basis. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. The Company records OREO as non-recurring with Level 3 measurement inputs.

  Servicing assets—SBA and residential real estate loan servicing assets represent the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for servicing assets. The Company classifies loan servicing assets as recurring with Level 3 measurement inputs.

  FHLB stock—It is not practical to determine the fair value of FHLB stock due to the restrictions placed on the stock's transferability.

  Accrued interest receivable—The carrying amount of accrued interest receivable approximates its fair value due to the short-term nature of this asset resulting in a Level 2/Level 3 classification which is consistent with its underlying asset.

  FDIC loss-share indemnification asset—The fair value of the Federal Deposit Insurance Corporation ("FDIC") loss-share indemnification asset was estimated by discounting the estimated future cash flows using current market rates for financial instruments with similar characteristics resulted in a Level 3 classification. With the expiration of the loss-share agreement with the FDIC in June, 2014, the Company no longer has a FDIC indemnification asset balance.

  Due from customers on acceptances and acceptances outstanding—The carrying value of due from customers on acceptances and acceptances outstanding are approximately equal to the fair value resulting in a Level 1 classification.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Short-term Federal Home Loan Bank advances—The carrying value of our short-term FHLB advances is approximately equal to the fair value as the borrowings are usually variable rate and are renewed daily. As such, these liabilities have a Level 1 classification.

  Long-term FHLB advances—The fair value for long-term FHLB advances is derived from a discounted cash flow analysis based on current rates that are given for borrowings with similar risk characteristics, resulting in a Level 2 classification.

  Accrued interest payable—The carrying amount of accrued interest payable approximates its fair value due to the short-term nature of this liability resulting in a Level 1 or 2 classification consistent with its underlying liabilities.

        The tables below summarize the valuation of the Company's financial instruments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2014 and December 31, 2013:

Financial Instruments Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of December 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$100,362	$—	$100,362	$—
Mortgage-backed securities (residential)	83,367	—	83,367	—
Collateralized mortgage obligations (residential)	163,079	—	163,079	—
Corporate securities	15,514	—	15,514	—
Municipal bonds	26,045	—	26,045	—
Servicing assets	18,031	—	—	18,031

	Fair Value Measurements Using:
As of December 31, 2013	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$60,789	$—	$60,789	$—
Mortgage-backed securities (residential)	90,869	—	90,869	—
Collateralized mortgage obligations (residential)	135,653	—	135,653	—
Corporate securities	39,530	—	39,530	—
Municipal bonds	25,596	—	25,596	—
Servicing assets	16,108	—	—	16,108

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Financial instruments measured at fair value on a recurring basis, which were part of the asset balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below with a summary of changes in fair value for the year ended December 31, 2014 and December 31, 2013:

(Dollars in Thousands)	At January 1, 2014	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Acquired From BankAsiana and Saehan	At December 31, 2014
Servicing assets	$16,108	$(1,062)	$—	$2,985	$—	$18,031

(Dollars in Thousands)	At January 1, 2013	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income	Net Purchases, Sales and Settlements	Acquired From BankAsiana and Saehan	At December 31, 2013
Servicing assets	$9,610	$(696)	$—	$3,224	$3,970	$16,108

        We had no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2014 and December 31, 2013.

        The following tables present assets measured at estimated fair value on a non-recurring basis and the total losses resulting from these fair value adjustments for each of the twelve month ended December 31, 2014 and December 31, 2013:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

As of December 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$6,563	$6,563	$(3,698)
Residential Real Estate	—	—	266	266	(179)
OREO:
Commercial Real Estate	—	—	2,770	2,770	(406)

Total	$—	$—	$9,599	$9,599	$(4,283)

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

        Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at December 31, 2014 is presented in the table below:

As of December 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$18,031	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.8% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	6,563	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.60%*
Residential Real Estate	266	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	46.80%*
OREO:
Commercial Real Estate	2,770	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.29%*

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

*
Represents weighted average percentage

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

        The table below is a summary of fair value estimates at December 31, 2014 and December 31, 2013, for financial instruments, as defined by ASC 825-10 "Financial Instruments". During years ended December 31, 2014 and December 31, 2013, there were no transfers of financial assets between Level 1 and Level 2.

		2014		2013
(Dollars in Thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$233,699	$233,699	$124,064	$124,064
Federal funds sold	Level 1	254	254	46,590	46,590
Deposits held in other financial institutions	Level 1	8,000	8,000	21,019	21,019
Investment securities available-for-sale	Level 2	388,367	388,367	352,437	352,437
Investment securities held-to-maturity	Level 2	26	28	35	37
Loans held-for-sale	Level 2	11,783	12,965	47,557	52,169
Loans receivable—net	Level 3	3,259,673	3,270,398	2,763,279	2,752,556
Federal Home Loan Bank stock	N/A	16,539	N/A	15,983	N/A
Accrued interest receivable	Level 2/3	8,792	8,792	8,350	8,350
FDIC loss-share indemnification asset	Level 3	—	—	4,856	4,856
Due from customers on acceptances	Level 1	5,611	5,611	1,517	1,517
Liabilities:
Non-interest bearing deposits	Level 1	$915,413	$915,413	$832,152	$832,152
Interest bearing deposits	Level 2	2,485,846	2,454,488	2,039,358	1,993,563
Junior subordinated debentures	Level 2	71,779	65,834	71,550	66,186
Short-term FHLB advances	Level 1	100,000	100,000	180,000	180,000
Long-term FHLB advances	Level 2	50,000	48,698	10,325	10,238
Accrued interest payable	Level 1/2	2,228	2,228	2,418	2,418
Acceptances outstanding	Level 1	5,611	5,611	1,517	1,517

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES

        The following is a summary of the investment securities at December 31, 2014 and 2013:

2014 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$100,792	$60	$(490)	$100,362
Mortgage-backed securities (residential)	82,454	1,060	(147)	83,367
Collateralized mortgage obligations (residential)	161,584	2,152	(657)	163,079
Corporate securities	14,994	520	—	15,514
Municipal bonds	23,966	2,079	—	26,045

Total	$383,790	$5,871	$(1,294)	$388,367

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$2	$—	$28

Total	$26	$2	$—	$28

2013 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$63,843	$—	$(3,054)	$60,789
Mortgage-backed securities (residential)	93,402	529	(3,062)	90,869
Collateralized mortgage obligations (residential)	135,154	2,165	(1,666)	135,653
Corporate securities	38,442	1,088	—	39,530
Municipal bonds	24,700	954	(58)	25,596

Total	$355,541	$4,736	$(7,840)	$352,437

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$35	$2	$—	$37

Total	$35	$2	$—	$37

        Held-to-maturity securities, which are carried at amortized cost, decreased from $35,000 at December 31, 2013 to $26,000 at December 31, 2014. The $9,000 reduction in 2014 was due to principal pay-downs received during the year. Available-for-sale securities, stated at fair value, increased to $388.4 million at December 31, 2014, from $352.4 million at December 31, 2013.

        There were no investment securities sold in 2014. During the twelve months ended December 31, 2013, we sold four investment securities, the net of which did not result in a gain or loss. We did not sell

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

any securities in 2012. There were no realized gains on the sale or call of securities in 2014. Net realized gains from called investment securities totaled $19,000 in 2013 and $3,000 in 2012. Investment securities transactions are accounted for using "trade date" accounting.

        At year-end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

        The following tables summarize securities with unrealized losses aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	Less than 12 months		12 months or longer		Total
As of December 31, 2014 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)

Total investment securities	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

	Less than 12 months		12 months or longer		Total
As of December 31, 2013 (Dollars in Thousands) Description of Securities (AFS)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities of government sponsored enterprises	$60,789	$(3,054)	$—	$—	$60,789	$(3,054)
Mortgage-backed securities (residential)	61,983	(2,966)	4,340	(96)	66,323	(3,062)
Collateralized mortgage obligations (residential)	56,520	(1,329)	9,095	(337)	65,615	(1,666)
Municipal bonds	1,039	(58)	—	—	1,039	(58)

Total investment securities	$180,331	$(7,407)	$13,435	$(433)	$193,766	$(7,840)

        Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of income and declines related to all other factors are reflected in other comprehensive income, net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2014 and 2013 represent an other-than-temporary impairment. An other-than-temporary impairment ("OTTI") is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more-likely-than-not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the consolidated statements of income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The amortized cost and estimated fair value of total investment securities by their contractual maturities are shown below at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$1,915	$1,917	$23,631	$23,935
Due after one year through five years	38,241	38,799	43,486	44,153
Due after five years through ten years	86,874	87,008	43,375	40,680
Due after ten years	256,760	260,643	245,049	243,669

Total	$383,790	$388,367	$355,541	$352,437

Held-to-maturity:
Due after ten years	$26	$28	$35	$37

Total	$26	$28	$35	$37

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

        The actual maturities of our mortgage-backed securities and collateralized mortgage obligations can differ from their stated contractual maturities because the underlying borrowers have the right to prepay on their obligations. The yields on the carrying value of these securities may also be affected by prepayments and changes in interest rates. The contractual maturities of our mortgage-backed securities and collateralized mortgage obligations at December 31, 2014 are presented in the table below:

	Mortgage-Backed Securities		Collateralized Mortgage Obligations
December 31, 2014 (Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	135	141	—	—
Due after five years through ten years	1,426	1,493	4,419	4,572
Due after ten years	80,893	81,733	157,165	158,507

Total	82,454	83,367	$161,584	$163,079

Held-to-maturity:
Due after ten years	$—	$—	$26	$28

Total	$—	$—	$26	$28

        Securities with fair values of approximately $373.5 million and $322.4 million, were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2014 and 2013, respectively. Of the $373.5 million in investments that were pledged at December 31, 2014, $335.5 million were pledged to secure deposits. In addition to securing deposits, $27.8 million in investments were pledged at the Federal Reserve Bank Discount Window, $9.8 million were pledged against secured borrowing lines available at our correspondent banks, and $449,000 were pledged at the New Jersey Department of Banking.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following is a summary of loans as of December 31:

	2014		2013
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held-for-Sale	Loans Receivable
Construction loans	$—	$22,635	$—	$40,367
Real estate secured loans	10,855	2,662,129	35,409	2,332,121
Commercial and industrial	928	612,394	12,148	437,524
Consumer loans	—	21,069	—	14,694

Gross Loans	11,783	3,318,227	47,557	2,824,706
Allowance for loan losses	—	(48,624)	—	(53,563)
Deferred loan fees & unearned income	—	(9,930)	—	(7,864)

Net loans	$11,783	$3,259,673	$47,557	$2,763,279

        Total gross real estate secured loans and commercial and industrial loans (before allowance for loan losses and deferred loan fee and unearned income) are further broken down by class as follows when measuring for impairment and historical losses:

	2014		2013
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held-For-Sale	Loans Receivable
Real Estate Secured Loans:
Residential real estate	$661	$161,316	$1,203	$147,544
SBA real estate	10,194	170,907	33,506	168,447
Gas station	—	141,712	—	132,094
Carwash	—	56,357	—	57,117
Hotel/Motel	—	203,550	700	184,632
Land	—	24,601	—	25,031
Other	—	1,903,686	—	1,617,256

Total real estate secured	$10,855	$2,662,129	$35,409	$2,332,121

	2014		2013
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held-For-Sale	Loans Receivable
Commercial & Industrial Loans:
SBA commercial	$928	$41,936	$12,148	$47,901
Other commercial	—	570,458	—	389,623

Total commercial & industrial	$928	$612,394	$12,148	$437,524

        At December 31, 2014 and 2013, the Company serviced loans sold to unaffiliated parties in the amounts of $727.9 million and $711.5 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        On October 1, 2013, we acquired BankAsiana and its loan portfolio at fair value and on November 20, 2013, we acquired Saehan and its loan portfolio also at fair value. The following table shows the carrying amount of loans acquired through acquisitions and legacy loans as of the dates indicated:

	At December 31, 2014
	Loans Acquired From Former:
				Legacy Wilshire Loans
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan		Total
Construction loans	$—	$3,947	$—	$18,688	$22,635
Real estate secured loans	38,546	101,100	303,699	2,229,639	2,672,984
Commercial and industrial	2,607	20,749	18,672	571,294	613,322
Consumer loans	—	—	646	20,423	21,069

Gross loans	41,153	125,796	323,017	2,840,044	3,330,010
Deferred loan fees and unearned income	—	—	—	(9,930)	(9,930)

Total loans	41,153	125,796	323,017	2,830,114	3,320,080
Allowance for loan losses	(416)	(769)	(1,281)	(46,158)	(48,624)

Net loans	$40,737	$125,027	$321,736	$2,783,956	$3,271,456

Held-for-sale loans included above	$—	$—	$—	$11,783	$11,783

	At December 31, 2013
	Loans Acquired From Former:
				Legacy Wilshire Loans
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan		Total
Construction loans	$—	$5,030	$—	$35,337	$40,367
Real estate secured loans	71,493	117,050	341,002	1,837,985	2,367,530
Commercial and industrial	6,316	39,550	36,356	367,450	449,672
Consumer loans	3	10	2,376	12,305	14,694

Gross loans	77,812	161,640	379,734	2,253,077	2,872,263
Deferred loan fees and unearned income	—	—	—	(7,864)	(7,864)

Total loans	77,812	161,640	379,734	2,245,213	2,864,399
Allowance for loan losses	(3,943)	—	—	(49,620)	(53,563)

Net loans	$73,869	$161,640	$379,734	$2,195,593	$2,810,836

Held-for-sale loans included above	$—	$2,052	$—	$45,505	$47,557

        In accordance with ASC 310-30, acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans are loans with evidence of deterioration of credit quality and that it was probable, at the time of acquisition, that the Company would be unable to collect all contractually required payments receivable. In contrast, non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of credit quality through the acquisitions of Mirae Bank in 2009 and BankAsiana and Saehan in 2013. The outstanding

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

balance of acquired loans broken down by ASC 310-30 and Non-ASC 310-30 loans is presented in the following table at the periods indicated:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Non-ASC 310-30 loans	$488,625	$616,500	$112,022
ASC 310-30 loans	1,341	2,686	1,007

Total acquired loan balance	$489,966	$619,186	$113,029

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of acquisitions for former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Discount accretion recognized as interest income on acquired loans for the years ended December 31, 2014, 2013, and 2012 totaled $11.2 million, $2.5 million, and $1.9 million, respectively. Change to the discount on acquired loans for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$34,201	$3,448	$6,981
Discount on loans acquired from Saehan	—	27,733	—
Discount on loans acquired from BankAsiana	—	9,168	—
Discount accretion income recognized	(11,214)	(2,463)	(1,943)
Disposals related to charge-offs	(931)	(3,685)	(791)
Disposals related to loan sales	—	—	(799)

Balance at end of period	$22,056	$34,201	$3,448

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$31,450	$3,275	$6,419
Accretable portion of discount on loans acquired from Saehan	—	24,304	—
Accretable portion of discount on loans acquired from BankAsiana	—	7,214	—
Discount accretion income recognized	(10,546)	(2,463)	(1,925)
Disposals related to charge-offs	(504)	(880)	(420)
Disposals related to loan sales	—	—	(799)

Balance at end of period	$20,400	$31,450	$3,275

        The Company evaluates credit risks associated with the commitments to extend credit and letters of credit at the same time it evaluates credit risk associated with the loan portfolio. However, the allowances necessary for the commitments are reported separately in other liabilities in the accompanying statements of financial condition and are not part of the allowance for loan losses.

        The activity in the allowance for losses on unfunded loan commitments was as follows for the years ended December 31:

(Dollars in Thousands)	2014	2013	2012
Balance—beginning of year	$1,023	$1,023	$3,423
Provision (credit) for losses on unfunded loan commitments	—	—	(2,400)

Balance—end of year	$1,023	$1,023	$1,023

        The following tables represent the roll-forward of the allowance for loan losses at December 31, 2014, 2013, and 2012 by loan type:

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance at beginning of year	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(8,076)	(3,451)	(1)	(11,528)
Total recoveries	—	3,501	3,072	16	6,589
(Credit) provision for loan losses	(594)	(4,937)	5,443	88	—

Balance at end of year	$220	$31,889	$16,302	$213	$48,624

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

        The tables below represent the breakdown of allowance by specific valuation and general valuation allowance by loan segment (excluding loans held-for-sale) for each of the three years ended December 31, 2014, 2013, and 2012:

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Gross Loans (Excluding HFS)
Impaired loans	$—	$52,510	$17,371	$—	$69,881
Specific valuation allowance	$—	$1,886	$7,123	$—	$9,009
Coverage ratio	0.00%	3.59%	41.01%	0.00%	12.89%
Non-impaired loans	$22,635	$2,609,619	$595,023	$21,069	$3,248,346
General valuation allowance	$220	$30,003	$9,179	$213	$39,615
Coverage ratio	0.97%	1.15%	1.54%	1.01%	1.22%
Gross loans receivable	$22,635	$2,662,129	$612,394	$21,069	$3,318,227
Allowance for loan losses	$220	$31,889	$16,302	$213	$48,624
Allowance coverage ratio	0.97%	1.20%	2.66%	1.01%	1.47%

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

        At December 31, 2014 and December 31, 2013, loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $1.3 million and $2.7 million, respectively. These loans had an allowance for loan losses of $253,000 at December 31, 2014 and no allowance for loan losses at December 31, 2013. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2014 and December 31, 2013:

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

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

        The table below is a summary of impaired loans at their recorded investment (or net principal balance) with and without specific reserves as of December 31, 2014 and 2013. The recorded investment in loans excludes adjustments for accrued interest receivable and net deferred fees as these are not deemed significant to the presentation.

	Balance For Year Ended
(Dollars in Thousands)	December 31, 2014	December 31, 2013
With Specific Reserves
Without Charge-Offs	$21,597	$17,265
With Charge-Offs	295	8
Without Specific Reserves
Without Charge-Offs	31,335	36,781
With Charge-Offs	16,654	18,760

Total Impaired Loans	69,881	72,814
Allowance on Impaired Loans	(9,009)	(3,815)

Impaired Loans Net of Allowance*	$60,872	$68,999

*
Balances net of SBA guaranteed portions totaled $65.6 million and $65.9 million at December 31, 2014 and December 31, 2013, respectively.

        The cash basis income recognized from impaired loans for the year ended December 31, 2014, 2013, and 2012 were $2.9 million, $1.2 million, and $1.9 million, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The recorded investment of impaired loans with specific reserves and those without specific reserves as of December 31, 2014 and 2013 are listed in the following table by loan class:

	December 31, 2014			December 31, 2013
(Dollars In Thousands)	Balance	Related Allowance	Average Balance	Balance	Related Allowance	Average Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	272	6	379	—	—	—
SBA Real Estate	1,145	310	1,220	1,668	675	1,858
Gas Station	640	65	650	1,339	160	1,359
Carwash	—	—	—	—	—	—
Hotel/Motel	2,104	469	2,068	—	—	—
Land	—	—	—	266	7	270
Other	5,950	1,036	6,051	8,373	1,015	8,528
Commercial & Industrial:
SBA Commercial	941	725	1,041	846	507	1,205
Commercial	10,840	6,398	14,016	4,781	1,451	5,261

Total With Related Allowance	21,892	9,009	25,425	17,273	3,815	18,481
Without Specific Reserves
Construction	$—	$—	$—	$2,471	$—	$2,452
Real Estate Secured:
Residential Real Estate	561	—	580	1,265	—	1,567
SBA Real Estate	7,781	—	6,336	8,659	—	19,511
Gas Station	4,765	—	5,086	5,584	—	8,282
Carwash	5,626	—	6,128	5,810	—	6,753
Hotel/Motel	3,629	—	3,873	5,640	—	9,032
Land	258	—	262	—	—	—
Other	19,779	—	22,551	24,758	—	31,851
Commercial & Industrial:
SBA Commercial	446	—	516	371	—	932
Commercial	5,144	—	5,720	983	—	1,535

Total Without Related Allowance	47,989	—	51,052	55,541	—	81,915

Total Impaired Loans	$69,881	$9,009	$76,477	$72,814	$3,815	$100,396

        At December 31, 2014, ASC 310-30 loans acquired from Mirae Bank totaled $441,000, ASC 310-30 loans acquired from BankAsiana totaled $406,000, and ASC 310-30 loans acquired from Saehan had a balance of $493,000. The ASC 310-30 loans acquired from BankAsiana and Saehan were acquired during the fourth quarter of 2013 at fair value. Subsequent to the acquisitions, specific reserves for these loans totaled $253,000, which consisted of reserved of $241,000 on former BankAsiana ASC 310-30 loans, and specific reserves of $12,000 on former Saehan ASC 310-30 loans. Loans acquired from BankAsiana and Saehan were acquired at fair value and initially did not have an allowance for loan losses. Subsequent to

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

acquisition, the loans are no longer carried at fair value, and any expected losses increases the allowance for loan losses related to these loans.

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

        The following table summarizes the recorded investment in TDR balances by segment at December 31, 2014 and 2013:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2014	December 31, 2013
Real Estate Secured	$25,096	$30,008
Commercial & Industrial	12,014	6,212

Total TDRs	$37,110	$36,220

        Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDRs performing in accordance with their modified terms totaled $27.6 million for the same period. At December 31, 2013, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $28.0 million.

        During the years ended December 31, 2014 and 2013, the terms of certain loans were modified as TDR. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

        The following tables represent the total recorded investment in TDR loans by types of concessions made and loan segment at December 31, 2014 and 2013:

	December 31, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$16,431	$7,890	$775	$25,096
Commercial & Industrial	2,656	7,389	1,969	12,014

Total TDR Loans	$19,087	$15,279	$2,744	$37,110

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

*
SBA guaranteed portions totaled $1.6 million and $2.8 million, at December 31, 2014 and December 31, 2014, respectively.

        The following table represents the roll-forward of TDR loans with additions and reductions for the years ended December 31, 2014 and December 31, 2013:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2014	December 31, 2013
Balance at Beginning of Period	$36,220	$35,733
New TDR Loans Added	14,565	14,373
Reductions Due to Sales	(4,308)	(579)
TDR Loans Paid Off	(4,328)	(7,078)
Reductions Due to Charge-Offs	(2,184)	(4,373)
Other Changes (Payments, Amortization, & Other)	(2,855)	(1,856)

Balance at End of Period	$37,110	$36,220

        The following tables below show the pre-modification and post-modification balances, and types of concessions provided for new TDR loans that were modified during the years ended December 31, 2014, 2013, and 2012:

	December 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$2,222	$4,335	$6,557
Commercial & Industrial	457	7,542	—	7,999

Total TDR Loans	$457	$9,764	$4,335	$14,556

Post-Modification Balance:
Real Estate Secured	$—	$2,218	$4,335	$6,553
Commercial & Industrial	455	7,557	—	8,012

Total TDR Loans	$455	$9,775	$4,335	$14,565

Number of Loans:
Real Estate Secured	—	7	1	8
Commercial & Industrial	13	7	—	20

Total TDR Loans	13	14	1	28

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

        The TDR loans above increased the allowance for loan losses by $2.6 million, $1.7 million, and $291,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Charge-offs related to new TDR loans for the years ended December 31, 2014, 2013, and 2012 totaled $928,000, $75,000, and $58,000, respectively

        For each of the three years ended December 31, 2014, all the Company's TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loans. Interest rate concessions consist of TDR loans that are restructured with lower interest rates than original term of the loans and lower than the current market interest rates for loans with similar risk characteristics.

        The tables below summarize TDR loans that were modified during the past 12 months that had payment defaults during the years ended December 31, 2014, 2013, and 2012. A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms or if the loan has been transferred to non-accrual status. Loans that are classified as non-accrual usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Year Ended December 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$691	$4,335	$5,026
Commercial & Industrial	25	19	—	44

Total TDRs Defaulted	$25	$710	$4,335	$5,070

Post-Modification Balance:
Real Estate Secured	$—	$688	$4,335	$5,023
Commercial & Industrial	24	19	—	43

Total TDRs Defaulted	$24	$707	$4,335	$5,066

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	2	1	—	3

Total TDRs Defaulted Loans	2	3	1	6

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

        The TDR loans that subsequently defaulted described above did not have an impact to the allowance for loan losses for the years ended December 31, 2014 and December 31, 2012. TDR loans that subsequently defaulted for year ended December 31, 2013, resulted in an allowance for loan losses of $339,000 for the year. Total charges-offs related to TDR loans that subsequently defaulted during the years ended December 31, 2014, 2013, and 2012, totaled $928,000, $75,000, and $93,000, respectively.

        The terms of certain other loans were modified that did not meet the definition of a TDR. These loans had a total recorded investment as of December 31, 2014, 2013, and 2012, of $107.5 million, $107.5 million, and $112.0 million, respectively. The modification of these loans involved either a

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

modification of the terms of a loan to borrowers who were not experiencing financial difficulties or three to six month payment delays which were considered to be insignificant.

        The following tables provide information on non-accrual loans and loans 90 days or more past due and still accruing by class:

	December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$—	$—	$—
Real Estate Secured:
Residential Real Estate	784	—	784
SBA Real Estate	632	—	632
Gas Station	28	—	28
Carwash	2,629	—	2,629
Hotel/Motel	2,328	—	2,328
Land	—	—	—
Other	12,852	—	12,852
Commercial & Industrial:
SBA Commercial	360	—	360
Other Commercial	5,150	—	5,150
Consumer	—	—	—

Total Legacy Loans	24,763	—	24,763
Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	134	—	134
SBA Real Estate	1,828	—	1,828
Gas Station	2,185	—	2,185
Carwash	—	—	—
Hotel/Motel	718	—	718
Land	—	—	—
Other	5,429	—	5,429
Commercial & Industrial:
SBA Commercial	42	—	42
Other Commercial	2,166	—	2,166
Consumer	—	—	—

Total Acquired Loans	$12,502	$—	$12,502

Total	$37,265	$—	$37,265

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	1,050	—	1,050
SBA Real Estate	958	—	958
Gas Station	1,026	—	1,026
Carwash	770	—	770
Hotel/Motel	2,117	—	2,117
Land	—	—	—
Other	19,518	—	19,518
Commercial & Industrial:
SBA Commercial	137	—	137
Other Commercial	580	—	580
Consumer	—	—	—

Total Legacy Loans	28,627	—	28,627
Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	215	—	215
SBA Real Estate	811	—	811
Gas Station	2,264	—	2,264
Carwash	—	168	168
Hotel/Motel	760	—	760
Land	—	—	—
Other	3,912	—	3,912
Commercial & Industrial:
SBA Commercial	69	—	69
Other Commercial	410	—	410
Consumer	—	—	—

Total Acquired Loans	$8,441	$168	$8,609

Total	$37,068	$168	$37,236

*
Balances are net of SBA guaranteed portions totaling $4.1 million and $12.4 million at December 31, 2014 and December 31, 2013, respectively.

        No interest income related to non-accrual loans was included in net income for the years ended December 31, 2014, 2013, and 2012. Additional interest income of approximately $1.1 million, $1.3 million, and $1.1 million would have been recorded for the years ended December 31, 2014, 2013, and 2012,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

        Delinquent loans, including non-accrual loans 30 days or more past due, at December 31, 2014 and December 31, 2013 are presented in the following tables by classes of loans:

	December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	454	280	449	1,183
SBA Real Estate	1,623	129	399	2,151
Gas Station	—	—	—	—
Carwash	—	—	770	770
Hotel/Motel	—	—	1,162	1,162
Other	770	1,027	9,030	10,827
Commercial & Industrial:
SBA Commercial	193	369	—	562
Commercial	1,281	598	416	2,295
Consumer	—	—	—	—

Total Legacy Loans	4,321	2,403	12,226	18,950
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	134	134
SBA Real Estate	262	—	105	367
Gas Station	—	—	—	—
Carwash	—	—	—	—
Hotel/Motel	232	—	—	232
Other	188	246	3,030	3,464
Commercial & Industrial:
SBA Commercial	176	22	—	198
Commercial	528	300	2,008	2,836
Consumer	—	—	—	—

Total Acquired Loans	1,386	568	5,277	7,231

Total Delinquencies	$5,707	$2,971	$17,503	$26,181

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$116	$904	$12,226	$13,246
Acquired Loans	426	246	5,277	5,949

Non-Accrual Loans Listed Above **	$542	$1,150	$17,503	$19,195

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$2,471	$2,471
Real Estate Secured:
Residential Real Estate	—	179	617	796
SBA Real Estate	394	437	597	1,428
Gas Station	176	—	849	1,025
Carwash	—	—	769	769
Hotel/Motel	—	810	1,962	2,772
Other	945	4,221	9,536	14,702
Commercial & Industrial:
SBA Commercial	458	16	—	474
Commercial	41	—	39	80
Consumer	—	41	—	41

Total Legacy Loans	2,014	5,704	16,840	24,558
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	147	—	—	147
SBA Real Estate	225	—	528	753
Gas Station	—	—	—	—
Carwash	—	—	168	168
Hotel/Motel	—	—	—	—
Other	1,656	388	853	2,897
Commercial & Industrial:
SBA Commercial	287	267	17	571
Commercial	344	143	178	665
Consumer	10	—	—	10

Total Acquired Loans	2,669	798	1,744	5,211

Total Delinquencies	$4,683	$6,502	$18,584	$29,769

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$615	$3,572	$16,841	$21,028
Acquired Loans	1,222	403	1,576	3,201

Non-Accrual Loans Listed Above **	$1,837	$3,975	$18,417	$24,229

*
Balances are net of SBA guaranteed portions totaling $7.7 million and $12.6 million, at December 31, 2014 and December 31, 2013, respectively.

**
Non-accrual loans less than 30 days past due totaling $18.1 million and $12.9 million, at December 31, 2014 and December 31, 2013, respectively, are not included in the totals for delinquent loans listed above as these loans are not considered delinquent.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Loans with classification of special mention, substandard, and doubtful at December 31, 2014 and December 31, 2013 are presented in the following tables by classes of loans:

	December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Substandard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	1,636	272	1,908
SBA Real Estate	2,860	5,842	189	8,891
Gas Station	1,126	5,794	—	6,920
Carwash	6,800	1,859	770	9,429
Hotel/Motel	1,207	1,616	1,162	3,985
Land	258	—	—	258
Other	28,064	16,801	9,251	54,116
Commercial & Industrial:
SBA Commercial	690	2,145	—	2,835
Other Commercial	11,914	20,699	—	32,613
Consumer	—	1	—	1

Total Legacy Loans	52,919	56,393	11,644	120,956
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	134	—	134
SBA Real Estate	2,400	4,397	41	6,838
Gas Station	645	2,987	—	3,632
Carwash	8,480	—	—	8,480
Hotel/Motel	—	4,364	—	4,364
Land	—	—	—	—
Other	10,503	10,279	160	20,942
Commercial & Industrial:
SBA Commercial	653	639	—	1,292
Other Commercial	1,175	3,112	107	4,394
Consumer	131	—	—	131

Total Acquired Loans	$23,987	$25,912	$308	$50,207

Total Loans	$76,906	$82,305	$11,952	$171,163

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2013
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Substandard	Doubtful	Total*
Legacy Loans:
Construction	$—	$2,471	$—	$2,471
Real Estate Secured:
Residential Real Estate	—	2,342	166	2,508
SBA Real Estate	4,314	5,100	510	9,924
Gas Station	1,158	6,115	849	8,122
Carwash	—	10,437	770	11,207
Hotel/Motel	2,508	4,571	155	7,234
Land	266	662	—	928
Other	33,886	53,089	4,179	91,154
Commercial & Industrial:
SBA Commercial	1,364	1,774	—	3,138
Other Commercial	16,128	19,349	39	35,516
Consumer	—	2	—	2

Total Legacy Loans	59,624	105,912	6,668	172,204
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	1,228	—	1,228
SBA Real Estate	3,587	2,894	274	6,755
Gas Station	2,434	3,867	—	6,301
Carwash	12,256	1,435	—	13,691
Hotel/Motel	2,432	7,443	760	10,635
Land	—	—	—	—
Other	15,912	12,968	297	29,177
Commercial & Industrial:
SBA Commercial	950	1,609	16	2,575
Other Commercial	3,448	12,123	—	15,571
Consumer	155	—	—	155

Total Acquired Loans	41,174	43,567	1,347	86,088

Total Loans	$100,798	$149,479	$8,015	$258,292

*
Balances are net of SBA guaranteed portions totaling $11.2 million and $16.4 million at December 31, 2014 and December 31, 2013, respectively.

        The Company offers residential mortgage lending and offers a wide selection of residential mortgage programs, including non-traditional mortgages such as interest only and payment option adjustable rate mortgages. The majority of the sellable loans are transferred to the secondary market while a certain portions are retained on the Company's books as portfolio loans. The total home mortgage loan portfolio outstanding at the end of 2014 and 2013 was $146.2 million and $128.5 million, respectively. At December 31, 2014 and 2013, there were no mortgage loans with interest only terms or option adjustable

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

rates. In addition to mortgage loans, we also have home equity lines of credit and home equity loans that are also secured by 1-4 family residential properties totaling $15.8 million at December 31, 2014 and $20.2 million at December 31, 2013.

        The following is an analysis of all loans to officers and directors of the Company and their affiliates as of December 31:

(Dollars in Thousands)	2014	2013
Outstanding balance—beginning of year	$30,648	$23,411
Credit granted, including renewals	—	—
Existing credits for newly appointed directors	—	10,638
Repayments	(513)	(3,401)
Adjustment due to change in affiliation	(10,638)	—

Outstanding balance—end of year	$19,497	$30,648

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at year end 2014 was $701.0 million, which consisted of $566.2 million in real estate loans and $134.8 million in commercial and industrial loans. SBA loans serviced for others at December 31, 2013 totaled $683.5 million, comprised of $534.3 million in real estate loans and $149.2 million in commercial and industrial loans. Total commercial and real estate loans serviced for others at December 31, 2014 totaled $26.9 million compared to $28.0 million at December 31, 2013.

        The following is a summary of activity for servicing assets in the consolidated statements of financial condition at December 31, 2014 and 2013, respectively:

(Dollars in Thousands)	2014	2013
Beginning of year	$16,108	$9,610
Additions through originations of servicing assets	4,485	3,639
Additions through acquisitions of BankAsiana and Saehan	—	3,970
Amortization of servicing assets	(1,500)	(415)
Changes in fair value	(1,062)	(696)

End of year	$18,031	$16,108

        The fair value of servicing assets was determined based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        The servicing fee income which is reported on the consolidated statements of income as "Loan-related servicing fees" is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and other ancillary fee incomes. Late fees and ancillary fees related to loan servicing are not material.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LOAN SERVICING ASSETS (Continued)

        The following table is a summary of weighted average discount rates and constant prepayment rates of the Company's servicing SBA loan portfolio as of December 31, 2014 and 2013, respectively:

	As of December 31,
	2014	2013
Average Discount Rate:	5.62%	5.73%
Constant Prepayment Rate:	8.93%	10.75%
Weighted Average Life:	17 Years	18 Years

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2014	2013
Land	$2,968	$2,968
Building	2,744	2,744
Furniture and equipment	11,339	10,223
Leasehold improvements	16,606	15,728

Total	33,657	31,663
Accumulated depreciation and amortization	(19,776)	(17,801)

Total net of depreciation and amortization	$13,881	$13,862

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company invested in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2014, the Company had seventeen such investments, with a net carrying value of $44.1 million. Commitments to fund investments in affordable housing partnerships totaled $9.4 million at December 31, 2014, with the last of the commitments ending in 2031. As of December 31, 2013, the Company had sixteen such investments, with a net carrying value of $43.3 million.

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

        The remaining federal tax credits to be utilized over a maximum of 12 years totaled $38.3 million as of December 31, 2014 and $39.6 million at December 31, 2013. The Company's usage of federal tax credits approximated $5.4 million, $5.0 million, and $4.1 million during 2014, 2013, and 2012, respectively. Loss on investments in affordable housing amounted to $4.2 million, $3.8 million, and $3.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEPOSITS

        The scheduled maturities of total time deposits at December 31, 2014 are shown in the following table:

(Dollars in Thousands)	December 31, 2014
Time Deposit Maturities in 2015	$1,241,874
Time Deposit Maturities in 2016	303,736
Time Deposit Maturities in 2017	7,818
Time Deposit Maturities in 2018	3,415
Time Deposit Maturities in 2019	2,385
Time Deposit Maturities after 2019	9

Total Time Deposit Maturities	$1,559,237

        The scheduled maturities of total time deposits in denominations of $100,000 or greater are as follows:

(Dollars In Thousands)	December 31, 2014
Three months or less	$404,110
Over three months through six months	140,399
Over six months through twelve months	483,677
Over twelve months	263,658

Total	$1,291,844

        The deposits that met or exceeded the FDIC insurance limit of $250,000 at year end 2014 and 2013 were $767,000, and $550,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

        The following table represents future commitments and contingencies related to lease payments and investments in affordable housing partnerships at December 31, 2014:

    (Dollars in Thousands)

Year	Investments Affordable Housing Partnerships	Lease Payments
2015	$5,357	$6,010
2016	2,692	5,387
2017	515	4,657
2018	131	3,486
2019	36	2,548
Thereafter	699	3,552

Total	$9,430	$25,640

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense recorded under such leases amounted to approximately $7.2 million, $4.3 million, and $3.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $135,000 at December 31, 2014 and $250,000 at December 31, 2013. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing properties. The Company had commitments to extend credit of approximately $391.7 million and $348.4 million at December 31, 2014 and 2013, respectively. Obligations under standby letters of credit and commercial letters of credit together totaled $62.9 million and $21.5 million at December 31, 2014 and 2013, respectively.

        During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years. The advance which will be funded on September 22, 2015, will mature on September 19, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2014, the Company had approved financing with the San Francisco Federal Home Loan Bank ("FHLB") for maximum advances of up to 30% of total assets based on qualifying collateral. The Company's borrowing capacity under the FHLB standard credit program per the Company's pledged loan collateral was approximately $1.18 billion, with a $150.0 million borrowings outstanding and $1.03 billion of capacity remaining as of December 31, 2014. The Company also had $10.0 million in fixed rate term advances at December 31, 2013 from the FHLB of New York which was acquired through the acquisition of BankAsiana on October 1, 2013. In September 2014, the Company paid a prepayment penalty of $276,000 to pay off the $10.0 million advance from the FHLB of New York before maturity. This amount was partially offset with the amortization of the remaining $260,000 discount recorded on the advance at the time of the acquisition.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        During 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance. The advance matures on September 23, 2019 and interest rate was 1.48% as of September 30, 2014. The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. Therefore the interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves. At December 31, 2014, the Company also had a variable rate advance totaling $100.0 million from the FHLB. This advance has an open maturity and can be redeemed at any time. In September 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years. The advance which will be funded on September 22, 2015, will mature on September 23, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

        At December 31, 2014, the Company's outstanding advances and forward commitment with the FHLB were not measured for fair value as they failed to meet the definition of a derivative. Derivative accounting is not required for the interest rate cap as it is "clearly and closely" related to the host instrument and does not meet the criteria set forth in ASC 815 "Derivatives and Hedging." The forward commitment with the FHLB also fails to meet certain criteria in ASC 815 to be accounted for as a derivative.

        The Company also participates in the San Francisco FHLB Securities-Backed Credit Program (SBC Program) as well. However, at December 31, 2014, we had no securities pledged with the FHLB and therefore we did not have any borrowing capacities under the SBC program.

        The following table shows the Company's outstanding advances from FHLB at December 31, 2014:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$100,000	0.27%	Variable	12/26/2012	Open
Advance 2*	50,000	1.49%	3 Month LIBOR + 1.2425%	09/22/2014	09/23/2019

Total	$150,000	0.68%

*
The advance has an interest rate adjustment cap of 1.00% throughout the term of the advance.

        The following table summarizes information relating to the Company's FHLB advances for the periods indicated:

	Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Average balance during the year	$160,110	$140,916	$8,798
Average interest rate during the year	0.33%	0.17%	0.18%
Maximum month-end balance during the year	$190,314	$190,325	$150,000
Loans collateralizing the agreements at year-end	$1,852,178	$1,479,886	$883,072
Securities collateralizing the agreements at year-end	$—	$—	$54,597

        Total junior subordinated debentures at December 31, 2014 totaled $71.8 million, compared to $71.6 million at December 31, 2013. In December 2002, the Bank issued an aggregate of $10 million of junior subordinated debentures, at times referred to in this Report as the 2002 Junior Subordinated Debentures or the 2002 debentures. In addition, Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

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

        On November 20, 2013, the Company acquired Saehan. Saehan had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. This debenture was acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

        The following table summarizes the Company's outstanding Subordinated Debentures at December 31, 2014:

(Dollars in Thousands)	Issued Date	Carrying Amount	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.046%	03/17/2015	[1]	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.656%	03/15/2015	[2]	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.636%	03/15/2015	[3]	09/15/2037
Saehan Capital Trust I	03/30/2007	9,922	3 Month LIBOR + 1.62%	1.876%	03/30/2015	[4]	03/30/2037

		$71,779

1
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this Report is March 17, 2015.

2
The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this Report is March 15, 2015.

3
The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this Report is March 15, 2015.

4
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this Report is March 30, 2015.

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

        In 1997, the Bank established the 1997 Stock Option Plan ("1997 Plan") that provided for the issuance of stock options to purchase up to 6,499,800 shares of its authorized but unissued common stock to managerial employees and directors. The options granted under the 1997 Plan are exercisable into shares of the Company's common stock. This 1997 Plan completed its ten-year term and expired in May 2007. In accordance with the terms of the 1997 Plan, options granted under the 1997 Plan will remain outstanding according to their respective terms, despite expiration of the 1997 Plan. Options granted through 2005 under this stock option plan expire not more than 10 years after the date of grant, but options granted after 2005 expire not more than 5 years after the date of grant. At December 31, 2014, 32,300 shares were previously granted and outstanding under this option plan.

        In June 2008, the Company established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and stock options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Plan, there were options outstanding to purchase 992,489 shares of the Company's common stock as of December 31, 2014. At December 31, 2014, there were 1,419,558 shares available to grant under the 2008 Plan.

        Total stock-based compensation expense was $932,000, $460,000, and $786,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

        For 2014, 2013, and 2012, stock options granted totaled 241,200, 64,000, and 1,090,725, respectively. The weighted average fair value of options granted during 2014, 2013, and 2012 was $2.99, $2.36, and $1.48 per share, respectively. The fair values were estimated on the date of the option grants using the Black-Scholes option-pricing model with the following assumptions indicated below:

	2014	2013	2012
Expected life	3.0-3.0 years	2.2 - 3.0 years	3.0 - 6.0 years
Expected volatility	37.1% - 46.8%	46.9% - 50.7%	50.3% - 65.9%
Expected dividend yield	2.00%	0.55%	0.00%
Risk-free interest rate	0.76%	0.64%	0.69% - 1.00%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        Activity in the stock option plan is presented as follows for the year ended December 31, 2014:

2014	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2014	1,017,075	$5.14
Granted	241,200	10.46
Exercised	(192,786)	5.02
Forfeited	(22,475)	7.88
Expired	(18,225)	9.79

Outstanding at December 31, 2014	1,024,789	$6.27	4.66 years	$4,192

Vested or expected to vest at December 31, 2014[1]	972,018	$6.21	4.65 years	$4,035

Option exercisable at December 31, 2014	635,620	$5.64	5.20 years	$3,256

1
Includes vested shares and non-vested shares after forfeiture rate is applied

        The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00-$4.99	330,000	$3.46	7.06 years	257,500	$3.45
$5.00-$7.99	413,989	5.39	2.55 years	273,245	5.38
$8.00-$10.99	219,000	10.21	5.75 years	64,750	10.09
$11.00-$13.99	32,500	11.34	3.87 years	10,825	11.82
$14.00-$15.99	29,300	15.21	0.09 years	29,300	15.21

Outstanding at end of year	1,024,789	$6.27	4.66 years	635,620	$5.64

        Activities related to stock options are presented as follows for the years indicated:

(Dollars in Thousands, Except Weighted Average Fair Value Price)	2014	2013	2012
Total intrinsic value of options exercised	$984	$862	$21
Total fair value of options vested	$563	$457	$583
Weighted average fair value of options granted during the year	$2.99	$2.36	$1.48

        As of December 31, 2014, total unrecognized compensation cost related to stock options and restricted shares that have been granted prior to the end of 2014 amounted to $546,000 and $423,000, respectively. These costs are expected to be recognized over a weighted average period of 1.3 years and 2.25 years, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        A summary of the status and changes of the Company's non-vested options related to the Company's stock option plan as of and during 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	457,962	$1.68
Granted	241,200	2.99
Vested	(287,519)	1.96
Forfeitures on unvested shares	(22,474)	2.56

Non-vested at December 31, 2014	389,169	$2.24

        A summary of the status and changes of the Company's non-vested restricted stock related to the Company's stock option plan as of and during 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	$6,667	$6.72
Granted	71,950	11.10
Vested	(24,654)	9.92
Forfeitures on unvested shares	(4,275)	11.10

Non-vested at December 31, 2014	$49,688	$11.10

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2014, 2013, and 2012 is shown as follows:

(Dollars in Thousands)	Current	Deferred	Total
2014:
Federal	$12,197	$9,949	$22,146
State	4,418	3,691	8,109

	$16,615	$13,640	$30,255

2013:
Federal	$18,049	$(969)	$17,080
State	3,284	1,917	5,201

	$21,333	$948	$22,281

2012:
Federal	$16,072	$(13,607)	$2,465
State	425	(7,223)	(6,798)

	$16,497	$(20,830)	$(4,333)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The following is a summary of the income taxes receivable (payable). $2.7 million in federal income tax receivable were included in other assets as of December 31, 2014. $540,000 in federal income tax receivable were included in other liabilities as of December 31, 2013, compared to $1.9 million in federal income tax payable at December 31, 2012. $855,000 in state income tax payable were included in other assets as of December 31, 2014. $877,000 in state income tax payable were included in other liabilities as of December 31, 2013, compared to $383,000 in state income tax receivable as of December 31, 2012.

(Dollars in Thousands)	2014	2013	2012
Current income taxes (payable) receivable:
Federal	$2,663	$540	$(1,897)
State	(855)	(877)	383

Total income taxes (payable) receivable	$1,808	$(337)	$(1,514)

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2014 and 2013:

2014 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad
debt deduction	$15,426	$5,359	$20,785
Tax depreciation less than the financial
statement depreciation	394	687	1,081
Net operating loss	2,232	1,270	3,502
OREO reserve	722	251	973
ASC 718-10 non-qualified stock options	708	246	954
Business combinations	3,901	1,355	5,256
Charitable contributions	5	38	43
Restricted stocks	105	36	141
CA Enterprise Zone tax credits	(403)	1,150	747
Accrued professional fees	55	19	74
Others	3,268	364	3,632

Total deferred tax assets	26,413	10,775	37,188

Deferred tax liabilities:
Prepaid expenses	(376)	(131)	(507)
Deferred loan origination costs	(1,982)	(689)	(2,671)
Unrealized gain on loans held-for-sale	(4,035)	(1,401)	(5,436)
Unrealized gain on securities available-for-sale	(1,448)	(534)	(1,982)
Intangible related to business combination	(869)	(302)	(1,171)
Gain from acquisition of Mirae Bank	(268)	(93)	(361)
ASC 860-50 adjustment	(2,070)	(719)	(2,789)

Total deferred tax liabilities	(11,048)	(3,869)	(14,917)

Net deferred tax assets	$15,365	$6,906	$22,271

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

2013 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$17,563	$6,101	$23,664
Tax depreciation less than the financial statement depreciation	396	617	1,013
Net operating loss	841	1,892	2,733
OREO reserve	647	225	872
ASC 718-10 non-qualified stock options	671	233	904
Business combinations	6,255	2,173	8,428
Charitable contributions	1	37	38
Unrealized loss on loans held-for-sale	1,383	480	1,863
Unrealized loss on securities available-for-sale	853	366	1,219
Intangible related to business combination	116	40	156
Gain from acquisition of Mirae Bank	520	180	700
Restricted stocks	90	31	121
CA Enterprise Zone tax credits	(406)	1,160	754
Accrued professional fees	104	36	140
Others	1,885	105	1,990

Total deferred tax assets	30,919	13,676	44,595

Deferred tax liabilities:
Prepaid expenses	(311)	(108)	(419)
Deferred loan origination costs	(1,612)	(560)	(2,172)
ASC 860-50 adjustment	(1,731)	(601)	(2,332)

Total deferred tax liabilities	(3,654)	(1,269)	(4,923)

Net deferred tax assets	$27,265	$12,407	$39,672

        In assessing the future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generating of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2014, the Company had no valuation allowance and had a net deferred tax asset of $22.3 million. As of December 31, 2013, the Company no valuation allowance and had a net deferred tax assets of $39.7 million.

        In 2012, management performed a critical evaluation of all positive and negative evidence supporting a reversal of the valuation allowance that was recorded in 2011 against the entire net deferred tax asset. Based on this evaluation, management concluded that available positive evidence outweighed the negative evidence and deferred tax assets were more-likely-than-not to be realized, thus maintaining a valuation allowance was no longer required. Management reversed the $41.3 million deferred tax asset valuation allowance during the year 2012, which included a $27.3 million reversal from the federal deferred tax asset valuation allowance and a $14.0 million reversal from the state deferred tax asset valuation allowance.

        As of December 31, 2014, the Company had Section 382 limited federal and state net operating losses of $7.6 million and $11.7 million, which begin to expire in 2029 and 2029, respectively. The Company also had Section 382 limited state tax credit of $1.2 million, which begins to expire in 2023.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        As of December 31, 2014, management performed an evaluation of all positive and negative evidence regarding the need for a valuation allowance. Positive evidence includes, but is not limited to, 12 quarters (three years) of cumulative positive pre-tax income, 15 continuous quarters of positive earnings, strong capital, significantly improved asset quality, and the lack of regulatory orders. Negative evidence includes uncertainty in the economic recovery or slow growth of the U.S. economy and increased regulatory scrutiny that can adversely affect future earnings. Based on the evaluation, management concluded that aforementioned available positive evidence outweighed the negative evidence and deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance was required.

        A reconciliation of the difference between the federal statutory income tax rate and the effective tax rate is shown in the following table for the three years ended December 31, 2014:

	2014	2013	2012
Statutory tax rate	35%	35%	35%
State taxes—net of California Enterprise Zone tax credit	6%	5%	5%
Valuation Allowance	0%	0%	–41%
Municipal Bonds	–1%	–1%	0%
Tax credits	–6%	–7%	–5%
Other items	0%	1%	1%

Total	34%	33%	–5%

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized a decrease in the liability for unrecognized tax benefit of $12,000 from prior year tax positions, $40,000 from a settlement with a state tax authority, and $749,000 from expiration of the statute of limitations for assessment of taxes in 2014.

(Dollars in Thousands)	2014	2013
Unrecognized tax benefit:
Balance, beginning of the year	$3,736	$1,586
Increases related to current year tax positions	—	144
(Decreases) increases related to prior year tax positions	(12)	2,702
Increase related to acquisitions of BankAsiana and Saehan Bancorp	—	1,266
Settlement with tax authorities	(40)	(1,962)
Expiration of the statute of limitations for assessment of taxes	(749)	—

Balance, end of the year	$2,935	$3,736

        As of December 31, 2014, the total unrecognized tax benefit that would affect the effective rate if recognized was $826,000. We expect the unrecognized tax benefits to decrease by approximately $1.1 million over the next 12 months due to settlements with state tax authorities.

        As of December 31, 2014, the total accrued interest related to uncertain tax positions was $287,000. Other than the accrued interest of $38,000 related to uncertain tax positions from an acquired entity in 2013, the Company accounts for interest related to uncertain tax positions as part of the Company's

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

provision for federal and state income taxes. Accrued interest was included as part of the current tax payable in the consolidated financial statements.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2011 through 2013 tax years remain subject to examination by federal tax authorities, and 2010 through 2013 tax years remain subject to examination by most state tax authorities. The Company is currently under examination by the IRS for the 2011 and 2012 tax years. The California Franchise Tax Board recently completed their examination for the 2009 and 2010 tax years. BankAsiana's tax returns for years 2011, 2012, and 2013 are under examination by the New York State Department of Taxation and Finance. The Company believes that we have adequately provided or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that the federal and state tax examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2014.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. During 2013, additional goodwill of $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan. The carrying amount of goodwill amounted to $67.5 million at December 31, 2014 and December 31, 2013.

        The acquisitions of BankAsiana and Saehan were accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and assets and liabilities were recorded at their estimated fair values on the dates of each acquisition in 2013. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan. The resulting net adjustments to goodwill was a reduction of $55,000. Due to the immaterial nature of the adjustment amount, the Company will not adjust figures for prior periods.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At December 31, 2014 management elected to assess the qualitative factors for 2014 to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value exceeded the carrying value and therefore concluded not to proceed with the two-step impairment test.

        The Company recorded core deposits intangibles of $1.6 million, $1.3 million, $725,000, and $3.8 million from the acquisitions of Liberty Bank of New York, Mirae Bank, BankAsiana, and Saehan, respectively. At December 31, 2014, the balance of core deposits intangibles, net of amortizations, was $4.2 million, compared to $5.2 million at December 31, 2013. To test for impairment of core deposits intangibles at year end 2014, we looked for core deposits intangibles values for recent acquisitions and recent core deposits mixes. As a result, we concluded that it was more than likely that core deposits intangibles were not impaired. Core deposits intangibles for BankAsiana and Saehan were deemed not impaired as the acquisitions were completed recently at year end 2013.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

        The acquisitions of BankAsiana and Saehan resulted in unfavorable lease intangibles of $239,000, and $384,000, respectively. The balance of unfavorable lease liabilities at December 31, 2014 was $442,000 compared to $598,000 at December 31, 2013.

        The gross carrying amount and accumulated amortization for core deposits intangibles and unfavorable lease intangibles that resulted from our previous acquisitions at December 31, 2014 and December 31, 2013 are shown in the tables below:

	2014			2013
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Core deposits intangibles related to:
Liberty Bank of New York	$1,640	$(1,477)	$163	$1,640	$(1,323)	$317
Mirae Bank	1,330	(990)	340	1,330	(890)	440
BankAsiana	725	(70)	655	725	(14)	711
Saehan	3,845	(848)	2,997	3,845	(89)	3,756

Core deposits intangibles	$7,540	$(3,385)	$4,155	$7,540	$(2,316)	$5,224

	2014			2013
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Lease intangibles related to:
BankAsiana	$(239)	$70	$(169)	$(239)	$14	$(225)
Saehan	(384)	111	(273)	(384)	11	(373)

Lease intangibles	$(623)	$181	$(442)	$(623)	$25	$(598)

        The amortization schedule for intangible assets for the next five years as of December 31, 2014 is show in the table below:

(Dollars in Thousands)	2015	2016	2017	2018	2019
Core deposits intangibles amortization	$972	$746	$641	$550	$388
Unfavorable lease intangibles amortization	$157	$142	$111	$32	$—

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BENEFIT PLANS

401(k) Savings Plan

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over and have completed six months of service. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting in employer contributions is 25% after two years of service and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $1.1 million, $935,000, and $760,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Post-Retirement Benefit Obligations

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

        The participant's rights under the Survivor Income Plan terminate upon termination of employment with Wilshire Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefit calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, Wilshire Bank and the participant will enter into a split dollar agreement and split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company accrued $155,000 in 2014, $272,000 in 2013, and $775,000 in 2012 for postretirement benefit obligations.

        On January 30, 2012, the Board of Directors of the Company approved an increase in BOLI benefits totaling $565,000, for five of the Company's Directors. Subsequently on January 31, 2013, an increase in BOLI benefits totaling $500,000 for the chief executive officer (also a director) was approved by the Board of Directors of the Company. The plan increased benefits retroactively based on the Directors' previous service to the Company. In accordance with ASC 715-60-35, the Company recorded BOLI unrecognized prior service costs in other comprehensive income to account of the prior service cost. At December 31, 2014 BOLI unrecognized prior service costs, a part of other comprehensive income, totaled $495,000, compared to $545,000 at December 31, 2013.

17. REGULATORY MATTERS

        The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets (as defined) and Tier I capital (as defined) to quarterly average assets. Management believes that, as of December 31, 2014 and 2013, the Company and Bank meet all capital adequacy requirements to which they are subject.

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the Federal Reserve Board capital guidelines, as of December 31, 2014 and 2013, the Company was able to include part of the proceeds from the previously issued trust preferred securities as Tier 1 capital. At December 31, 2014, the Company's Tier 1 risk-weighted capital ratio and Tier 1 leverage capital ratio were 14.13% and 12.11%, respectively, compared with 14.79% and 13.44%, as of December 31, 2013.

        As of December 31, 2014, all of the Bank's capital ratios were in excess of the regulatory requirements for a "well-capitalized institution". To be categorized as well capitalized, the Bank must maintain minimum total risk-based ratio of 10.0%, Tier I risk-based ratio of 6.0% and a Tier I leverage ratio of 5.0%.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        The Company's and Bank's capital amounts and ratios are presented in the follow table for the dates indicated:

	Actual		Required For Capital Adequacy Purposes			Required To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2014
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$523,396	15.38%	$272,227	≥	8.00%	N/A		N/A
Wilshire Bank	$508,821	14.97%	$271,982	≥	8.00%	$339,978	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$480,772	14.13%	$136,114	≥	4.00%	N/A		N/A
Wilshire Bank	$466,235	13.71%	$135,991	≥	4.00%	$203,987	≥	6.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$480,772	12.11%	$158,865	≥	4.00%	N/A		N/A
Wilshire Bank	$466,235	11.75%	$158,718	≥	4.00%	$198,398	≥	5.00%
As of December 31, 2013
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$471,060	16.05%	$234,795	≥	8.00%	N/A		N/A
Wilshire Bank	$441,062	15.03%	$234,781	≥	8.00%	$293,476	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$434,152	14.79%	$117,397	≥	4.00%	N/A		N/A
Wilshire Bank	$404,156	13.77%	$117,390	≥	4.00%	$176,085	≥	6.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$434,152	13.44%	$129,236	≥	4.00%	N/A		N/A
Wilshire Bank	$404,156	12.51%	$129,259	≥	4.00%	$161,574	≥	5.00%

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2014 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $4.3 million. There were no cash dividends paid by Wilshire Bank to the Company in 2014. Cash dividends paid by Wilshire Bank to the Company in 2013 and 2012 totaled $121.7 million and $77.6 million, respectively.

18. EARNINGS PER COMMON SHARE

        The following is a reconciliation of the basic and diluted earnings per common share computations at December 31, 2014, 2013, and 2012:

(Dollars in Thousands, Except per Share Data)	2014	2013	2012
Numerator:
Net income available to common shareholders	$59,009	$45,376	$93,706

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	78,250,901	71,771,116	71,288,484
Effect of dilutive securities:
Stock option dilution[1]	340,473	266,400	86,666

Denominator for diluted earnings per share:
Adjusted weighted-average shares	78,591,374	72,037,516	71,375,150

Basic earnings per share	$0.75	$0.63	$1.31

Diluted earnings per share	$0.75	$0.63	$1.31

1
Excludes in 275,800 and 750,675 stock options outstanding at December 31, 2014 and 2013, respectively, for which the exercise price exceeded the average market price of the Company's

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EARNINGS PER COMMON SHARE (Continued)

  common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

19. OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) includes net unrealized gains and losses on available-for-sale investment securities, net unrealized gains and losses on interest only strip, and unrecognized prior service costs on BOLI. Changes to accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income (loss) are recorded on the consolidated statements of income either as a gain or loss. The reclassifications for available-for-sale securities are included in the consolidated statements of income as gain on sale or call of securities.

        Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the periods indicated:

	2014
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$192	$330	$(545)	$(23)
Other comprehensive income (loss) before reclassification	7,681	(53)	50	7,678
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(3,224)	22	—	(3,202)

Current period changes net of taxes	4,457	(31)	50	4,476

Balance at end of year	$4,649	$299	$(495)	$4,453

	2013
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$6,841	$321	$(351)	$6,811
Other comprehensive (loss) income before reclassification	(11,445)	28	(194)	(11,611)
Reclassifications from other comprehensive income	(19)	—	—	(19)
Tax effect of current period changes	4,815	(19)	—	4,796

Current period changes net of taxes	(6,649)	9	(194)	(6,834)

Balance at end of year	$192	$330	$(545)	$(23)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

	2012
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$6,465	$296	$—	$6,761
Other comprehensive income (loss) before reclassification	652	43	(351)	344
Reclassifications from other comprehensive income	(3)	—	—	(3)
Tax effect of current period changes	(273)	(18)	—	(291)

Current period changes net of taxes	376	25	(351)	50

Balance at end of year	$6,841	$321	$(351)	$6,811

        Reclassification out of comprehensive income to realized gains on sale or call of securities totaled $19,000, and $3,000, for the years ended December 31, 2013 and 2012, respectively. Aside from the reclassification from the sale or call of securities in 2013 and 2012, there were no other reclassifications out of other comprehensive income for the years ended December 31, 2014, 2013, and 2012.

20. BUSINESS SEGMENT REPORTING

        With the acquisitions and integrations of BankAsiana and Saehan Bancorp, the Company has reassessed its classification of its segment reporting units under ASC 280 "Segment Reporting" to better reflect how the Company is now managed and how information is internally reviewed. Based on this internal evaluation, the Company determined that the previously reported three business segments, "Banking Operation", "Small Business Administration Lending Services", and "Trade Finance Services", are no longer applicable. The Company is now managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We now consider "Banking Operations" to be our single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., as of December 31:

STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)	2014	2013
Assets:
Cash and cash equivalents	$13,381	$29,984
Investment in subsidiary	546,596	480,971
Prepaid income taxes	3,968	2,236
Other assets	1,213	168

Total assets	$565,158	$513,359

Liabilities:
Other borrowings	$71,779	$71,550
Accounts payable and other liabilities	51	49
Cash dividend payable	3,917	2,342

Total liabilities	75,747	73,941
Shareholders' equity	489,411	439,418

Total	$565,158	$513,359

STATEMENTS OF INCOME

(Dollars in Thousands)	2014	2013	2012
Interest expense	$1,719	$1,197	$1,749
Other operating expense	2,287	3,790	2,203

Total expense	4,006	4,987	3,952
Other income	45	38	53
Distributed earnings of subsidiary	—	121,700	77,622
Undistributed earnings (loss) of subsidiary	61,148	(73,643)	16,795

Earnings before income tax benefit	57,187	43,108	90,518
Income tax benefit	1,822	2,268	1,787

Net income	$59,009	$45,376	$92,305

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS

(Dollars In Thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$59,009	$45,376	$92,305
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable and other liabilities	2	—	(24)
Share-based compensation expense	932	460	786
(Increase) decrease in prepaid income taxes	(1,732)	223	684
Increase in other assets	(1,045)	(166)	—
(Undistributed earnings) loss of subsidiary	(61,148)	73,643	(16,795)

Net cash (used in) provided by operating activities	(3,982)	119,536	76,956

Cash flows from investing activities:
(Investments in) payment from subsidiary	228	(90,179)	464

Net cash provided by (used in) investing activities	228	(90,179)	464

Cash flows from financing activities:
Proceeds from exercise of stock options	974	958	53
Tax benefit from exercise of stock options	259	135	—
Cash paid for TARP preferred stock and warrant redemption	—	—	(59,529)
Cash paid for subordinated debenture redemption	—	—	(15,464)
Cash paid for stock repurchases	—	(4,287)	—
Payments of cash dividend on common stock	(14,082)	(4,244)	—
Payments of cash dividend on preferred stock	—	—	(1,219)

Net cash used in financing activities	(12,849)	(7,438)	(76,159)

Net (decrease) increase in cash and cash equivalents	(16,603)	21,919	1,261
Cash and cash equivalents, beginning of year	29,984	8,065	6,804

Cash and cash equivalents, end of year	$13,381	$29,984	$8,065

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended,
2014 (Dollars in Thousands, Except Share Data)	March 31,	June 30,	September 30,	December 31,	YTD Total
Net interest income	$35,173	$36,129	$36,768	$37,467	$145,537
Provision for loan losses and loan commitments	—	—	—	—	—
Net income	13,113	14,664	15,129	16,103	59,009
Net income available to common shareholders	13,113	14,664	15,129	16,103	59,009
Basic earnings per common share *	$0.17	$0.19	$0.19	$0.21	$0.75
Diluted earnings per common share	$0.17	$0.19	$0.19	$0.20	$0.75

2013
Net interest income	$25,552	$25,754	$26,696	$32,328	$110,330
Provision for loan losses and loan commitments	—	—	—	—	—
Net income	11,589	11,539	11,334	10,914	45,376
Net income available to common shareholders	11,589	11,539	11,334	10,914	45,376
Basic earnings per common share *	$0.16	$0.16	$0.16	$0.16	$0.63
Diluted earnings per common share *	$0.16	$0.16	$0.16	$0.16	$0.63

*
Quarterly earnings per share do not add up to the year-to-date total due to rounding