Form 10-Q
period 2015-03-31
WILSHIRE BANCORP INC
filed 2015-05-01
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock of the registrant outstanding at April 27, 2015 was 78,449,525.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$353,438	$233,699
Federal funds sold and other cash equivalents	164	254
Cash and cash equivalents	353,602	233,953

Deposits held in other financial institutions	8,000	8,000
Securities available-for-sale, at fair value (amortized cost of $323 million and $384 million
at March 31, 2015 and December 31, 2014, respectively)	329,343	388,367
Securities held-to-maturity, at amortized cost (fair value of $26 thousand and $28 thousand
at March 31, 2015 and December 31, 2014, respectively)	25	26
Loans receivable (net of allowance for loan losses of $48 million and $49 million
at March 31, 2015 and December 31, 2014, respectively)	3,464,650	3,259,673
Loans held-for-sale, at the lower of cost or market	10,204	11,783
Federal Home Loan Bank (“FHLB”) stock, at cost	16,539	16,539
Other real estate owned (“OREO”)	7,411	7,922
Due from customers on acceptances	6,472	5,611
Cash surrender value of bank owned life insurance	23,470	23,330
Investments in affordable housing partnerships	43,134	44,077
Bank premises and equipment	14,058	13,881
Accrued interest receivable	8,581	8,792
Deferred income taxes	16,646	22,271
Servicing assets	19,813	18,031
Goodwill	67,473	67,473
Core deposits intangibles	3,912	4,155
Other assets	19,945	21,585
TOTAL	$4,413,278	$4,155,469

LIABILITIES:
Deposits:
Non-interest bearing	$997,803	$915,413
Interest bearing:
Savings	130,645	128,943
Money market and NOW accounts	916,681	797,666
Time deposits of $100,000 or more	1,322,743	1,291,844
Other time deposits	267,294	267,393
Total deposits	3,635,166	3,401,259

FHLB advances	150,000	150,000
Junior subordinated debentures	71,837	71,779
Commitments to fund low income tax credit housing investments	8,844	9,430
Accrued interest payable	2,406	2,228
Bank acceptances outstanding	6,472	5,611
Other liabilities	32,974	25,751
Total liabilities	3,907,699	3,666,058

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding
0 shares at March 31, 2015 and December 31, 2014	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,329,458 and 78,322,462 shares at March 31, 2015 and December 31, 2014, respectively	232,207	232,001
Accumulated other comprehensive income, net of tax	5,712	4,453
Retained earnings	267,660	252,957
Total shareholders’ equity	505,579	489,411

TOTAL	$4,413,278	$4,155,469

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

INTEREST INCOME:
Interest and fees on loans	$40,088	$37,101
Interest on investment securities	1,968	2,101
Interest on federal funds sold and other earning assets	192	151
Total interest income	42,248	39,353

INTEREST EXPENSE:
Interest on deposits	5,097	3,676
Interest on FHLB advances and other borrowings	232	74
Interest on junior subordinated debentures	428	430
Total interest expense	5,757	4,180

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,491	35,173

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,491	35,173

NON-INTEREST INCOME:
Service charges on deposit accounts	3,107	3,146
Net gain on sale of loans	6,806	4,329
Loan-related servicing fees	3,148	2,156
Net increase in fair value of derivatives	495	—
Other income	1,711	1,355
Total non-interest income	15,267	10,986

NON-INTEREST EXPENSE:
Salaries and employee benefits	12,665	12,655
Occupancy and equipment	3,373	3,309
Regulatory assessment fee	599	508
Loss on investments in affordable housing partnerships	943	857
Data processing	1,042	963
Professional fees	775	696
Amortization of core deposits intangibles	243	233
Merger related costs	—	3,364
Other operating expenses	3,269	3,672
Total non-interest expense	22,909	26,257

INCOME BEFORE INCOME TAXES	28,849	19,902
INCOME TAX PROVISION	10,230	6,789
NET INCOME	$18,619	$13,113

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.24	$0.17
Diluted	$0.24	$0.17
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,326,505	78,115,779
Diluted	78,655,365	78,496,106

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

NET INCOME	$18,619	$13,113

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized gains on securities available-for-sale arising during the period	2,148	3,122
Reclassification adjustment for gains realized in net income	—	—
Unrealized gains on securities available-for-sale	2,148	3,122
Less income tax expense	903	1,311
Net change in net unrealized gains on securities available-for-sale	1,245	1,811

UNREALIZED GAIN (LOSS) ON INTEREST-ONLY STRIP:
Net unrealized gains (losses) on interest-only strips arising during the period	2	(19)
Less income tax expense (benefit)	1	(8)
Net unrealized changes in net gains on interest-only strips	1	(11)

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	13	13
Less income tax expense	—	—
Net changes to BOLI unrecognized prior service cost	13	13

TOTAL OTHER COMPREHENSIVE INCOME	$1,259	$1,813

TOTAL COMPREHENSIVE INCOME	$19,878	$14,926

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	113,769	461			461
Restricted stock granted	71,950	—			—
Cash dividend declared or accrued:
Common stock ($0.05 per share)				(3,912)	(3,912)
Share-based compensation expense		433			433
Tax benefit from stock options exercised		249			249
Net income				13,113	13,113
Other comprehensive income			1,813		1,813
BALANCE—March 31, 2014	78,247,026	$230,979	$1,790	$218,806	$451,575

BALANCE—January 1, 2015	78,322,462	$232,001	$4,453	$252,957	$489,411
Stock options exercised	6,996	45			45
Restricted stock granted	—	—			—
Cash dividend declared or accrued:
Common stock ($0.05 per share)				(3,915)	(3,915)
Stock dividend related to restricted stock				(1)	(1)
Share-based compensation expense		161			161
Net income				18,619	18,619
Other comprehensive income			1,259		1,259
BALANCE—March 31, 2015	78,329,458	$232,207	$5,712	$267,660	$505,579

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,619	$13,113
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	384	467
Depreciation of bank premises and equipment	1,047	907
Accretion of discount on acquired loans	(2,061)	(2,815)
Amortization and accretion of liabilities acquired from acquisitions	18	(386)
Amortization of core deposits intangibles	243	233
Provision for losses on other real estate owned	159	11
Deferred tax expense	4,733	3,990
Gain on disposition of bank premises and equipment	14	—
Net realized gain on sale of loans	(6,806)	(4,329)
Proceeds from sale of loans held-for-sale	48,455	50,345
Origination of loans held-for-sale	(40,070)	(28,153)
Change in unrealized appreciation on servicing assets	(954)	(563)
Disposition of servicing rights	106	431
Net realized loss on sale of other real estate owned	—	1
Gain on sale of repossessed assets	—	(20)
Share-based compensation expense	161	433
Change in cash surrender value of life insurance	397	(142)
Servicing assets capitalized	(933)	(1,297)
Decrease in accrued interest receivable	211	57
Loss on investments in affordable housing partnerships	943	857
Increase in fair value of derivatives	(495)	—
Decrease (increase) in other assets	281	(1,192)
FHLB stock cash dividend	306	279
Increase in accrued interest payable	178	44
Increase (decrease) in other liabilities	10,115	(7,392)
Net cash provided by operating activities	35,051	24,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	1	3
Proceeds from principal repayment of securities available-for-sale	60,789	12,655
Net decrease in interest-bearing deposits in other financial institutions	—	13
Net increase in loans receivable	(203,905)	(52,656)
(Payment) receipt of FDIC loss-share indemnification	(1,657)	2,415
Proceeds from sale of other loans	991	700
Proceeds from sale of other real estate owned	35	409
Proceeds from sale of repossessed assets	—	84
Purchases of investments in affordable housing partnerships	(587)	(746)
Purchases of bank premises and equipment	(568)	(177)
Purchases of bank owned life insurance	(538)	—
Net cash used in investing activities	(145,439)	(37,300)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$45	$461
Tax benefit from exercise of stock option	—	249
Payment of cash dividend on common stock	(3,915)	(2,342)
Repayment of FHLB advances	—	(40,000)
Net increase in deposits	233,907	51,699
Net cash provided by financing activities	230,037	10,067

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,649	(2,354)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	233,953	170,654
CASH AND CASH EQUIVALENTS – END OF PERIOD	$353,602	$168,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,578	$4,136
Income taxes paid	$394	$4,922
Income tax refunds received	$—	$6

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$—	$1,779
Loans transferred to loans receivable from held-for-sale	$991	$1,203
Other assets transferred to bank premises and equipment	$670	$182
Common stock cash dividend declared, but not paid	$3,918	$3,912

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.               Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has 34 full-service branch offices in Southern California, Texas, Georgia, New Jersey, and the greater New York City metropolitan area. We also have seven loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and three that are utilized primarily for the origination of residential mortgage loans located in California.

Note 2.               Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2015 and December 31, 2014, consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2014.

Note 3.               Recent Acquisitions

During the first quarter of 2015, the Bank purchased certain assets and partially assumed the operations of Bank of Manhattan’s Mortgage Lending Division (“Mortgage Division).  The Mortgage Division was first formed in 2010 and offers conforming, super-conforming, and jumbo residential, and other mortgage production. The Bank acquired certain assets and liabilities associated with the Mortgage Division and hired approximately 30 employees from the Mortgage Department, consisting of loan managers, loan officers, and operations personnel. In connection with the acquisition, the Bank entered into a sublease agreement with Bank of Manhattan to operate from one of the Mortgage Division’s locations in Southern California. The Mortgage Division has been integrated into the Bank’s existing Mortgage Department, substantially increasing the Bank’s mortgage lending origination platform.

The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and was recorded at estimated fair value on the date of the transaction. The transaction only resulted in the acquisition of fixed assets associated with the three locations that will be operated by the Bank. There were no loans or loan commitments acquired in the transaction. The total purchase price paid to Bank of Manhattan for the transaction was $20,000.

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

Deposits held in other financial institutions — The carrying value of deposits held at other financial institutions is approximately equal to the fair value resulting in a Level 1 classification.

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of March 31, 2015 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Loans held-for-sale — SBA loans and mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing parties. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

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

FHLB stock — It is not practical to determine the fair value of FHLB stock due to the restrictions placed on the stock’s transferability.

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

Due from customers on acceptances and acceptances outstanding — The carrying value of due from customers on acceptances and acceptances outstanding are approximately equal to the fair value resulting in a Level 1 classification.

Mortgage banking derivatives —Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives are classified as Level 2.

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

Short-term Federal Home Loan Bank advances — The carrying value of our short-term FHLB advances is approximately equal to the fair value as the borrowings are usually variable rate and are renewed daily. As such, these liabilities have a Level 1 classification.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at March 31, 2015 and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2015	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$51,899	$—	$51,899	$—
Mortgage-backed securities (residential)	80,803	—	80,803	—
Collateralized mortgage obligations (residential)	155,485	—	155,485	—
Corporate securities	15,470	—	15,470	—
Municipal bonds	25,686	—	25,686	—
Servicing assets	19,813	—	—	19,813
Mortgage banking derivative assets	557	—	557	—
Mortgage banking derivative liabilities	(62)	—	(62)	—

	Fair Value Measurements Using:
As of December 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$100,362	$—	$100,362	$—
Mortgage-backed securities (residential)	83,367	—	83,367	—
Collateralized mortgage obligations (residential)	163,079	—	163,079	—
Corporate securities	15,514	—	15,514	—
Municipal bonds	26,045	—	26,045	—
Servicing assets	18,031	—	—	18,031

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At January 1, 2015	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2015	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$18,031	$952	$—	$830	$—	$19,813	$—

(Dollars in Thousands)	At January 1, 2014	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At March 31, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$16,108	$563	$—	$865	$—	$17,536	$—

We had no transfers of financial instruments between Level 1, 2, or 3 during the quarter ended March 31, 2015 and the year ended December 31, 2014.

At March 31, 2015, we had approximately $41.9 million in interest rate lock commitments and $32.9 million in total forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was recorded as a derivative asset of $557,000 and a derivative liability of $62,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments.  Changes in the fair value of mortgage banking derivatives are included in non-interest income as “net increase in fair value of derivatives”.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2015		As of December 31, 2014
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$30,479	$449	$—	$—
Forward sale contracts related to mortgage banking:	17,671	108	—	—

Liabilities:
Interest rate lock commitments:	$2,449	$(2)	$—	$—
Forward sale contracts related to mortgage banking:	15,257	(60)	—	—

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014, and the total losses resulting from these fair value adjustments for the three months ended March 31, 2015 and December 31, 2014:

As of March 31, 2015

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$3,562	$3,562	$(569)
OREO:
Commercial Real Estate	—	—	4,078	4,078	(874)
Residential Real Estate	—	—	713	713	(163)
Total	$—	$—	$8,353	$8,353	$(1,606)

As of December 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized (Losses)/ Gains
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$6,563	$6,563	$(3,698)
Residential Real Estate	—	—	266	266	(179)
OREO:
Commercial Real Estate	—	—	2,770	2,770	(406)
Total	$—	$—	$9,599	$9,599	$(4,283)

Quantitative information about the significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at March 31, 2015 and December 31, 2014 are presented in the tables below:

As of March 31, 2015

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$19,813	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	7.0% - 9.1%
Collateral dependent impaired loans:
Commercial Real Estate	3,562	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	63.38%
OREO:
Commercial Real Estate	4,078	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	20.48%
Residential Real Estate	713	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	8.70%

As of December 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$18,031	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.8% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	6,563	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.60%*
Residential Real Estate	266	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	46.80%*
OREO:
Commercial Real Estate	2,770	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.29%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The table below is a summary of fair value estimates at March 31, 2015 and December 31, 2014, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value option.

		March 31, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$353,438	$353,438	$233,699	$233,699
Federal funds sold	Level 1	164	164	254	254
Deposits held in other financial institutions	Level 1	8,000	8,000	8,000	8,000
Investment securities available-for-sale	Level 2	329,343	329,343	388,367	388,367
Investment securities held-to-maturity	Level 2	25	26	26	28
Loans held-for-sale	Level 2	10,204	11,015	11,783	12,965
Loans receivable–net	Level 3	3,464,650	3,480,021	3,259,673	3,270,398
Federal Home Loan Bank stock	N/A	16,539	N/A	16,539	N/A
Accrued interest receivable	Level 2/3	8,581	8,581	8,792	8,792
Mortgage banking derivatives	Level 2	557	557	—	—
Due from customers on acceptances	Level 1	6,472	6,472	5,611	5,611

Liabilities:
Non-interest bearing deposits	Level 1	$997,803	$997,803	$915,413	$915,413
Interest bearing deposits	Level 2	2,637,363	2,611,959	2,485,846	2,454,488
Junior subordinated debentures	Level 2	71,837	66,464	71,779	65,834
Short-term FHLB advances	Level 1	100,000	100,000	100,000	100,000
Long-term FHLB advances	Level 2	50,000	49,394	50,000	48,698
Accrued interest payable	Level 1/2	2,406	2,406	2,228	2,228
Mortgage banking derivatives	Level 2	62	62	—	—
Acceptances outstanding	Level 1	6,472	6,472	5,611	5,611

Note 5.     Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gain and loss, and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2015
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$25	$26	$—	$1	$1
Total investment securities held-to-maturity	$25	$26	$—	$1	$1

Available-for-Sale:
Securities of government sponsored enterprises	$51,815	$51,899	$(154)	$238	$84
Mortgage backed securities (residential)	79,566	80,803	(23)	1,260	1,237
Collateralized mortgage obligations (residential)	152,653	155,485	(348)	3,180	2,832
Corporate securities	14,999	15,470	—	471	471
Municipal securities	23,585	25,686	—	2,101	2,101
Total investment securities available-for-sale	$322,618	$329,343	$(525)	$7,250	$6,725

	As of December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$28	$—	$2	$2
Total investment securities held-to-maturity	$26	$28	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$100,792	$100,362	$(490)	$60	$(430)
Mortgage backed securities (residential)	82,454	83,367	(147)	1,060	913
Collateralized mortgage obligations (residential)	161,584	163,079	(657)	2,152	1,495
Corporate securities	14,994	15,514	—	520	520
Municipal securities	23,966	26,045	—	2,079	2,079
Total investment securities available-for-sale	$383,790	$388,367	$(1,294)	$5,871	$4,577

There were no realized gains or losses on call or sale of securities for the first quarter of 2015 or the first quarter of 2014. Securities with a total fair value of approximately $319.1 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2015 and December 31, 2014, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to maturity investment securities and fair value for available-for-sale investment securities) at March 31, 2015:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$25	$—	$—	$25
Total investment securities held-to-maturity	$—	$25	$—	$—	$25

Available-for-Sale:
Securities of government sponsored enterprises	$—	$22,027	$29,872	$—	$51,899
Mortgage backed securities (residential)	5,429	1,568	1,956	71,850	80,803
Collateralized mortgage obligations (residential)	13,783	141,702	—	—	155,485
Corporate securities	7,982	7,488	—	—	15,470
Municipal securities	516	1,251	3,524	20,395	25,686
Total investment securities available-for-sale	$27,710	$174,036	$35,352	$92,245	$329,343

The following tables summarize the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at March 31, 2015, and December 31, 2014:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of March 31, 2015		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises
Mortgage-backed securities (residential)	$—	$—	$9,846	$(154)	$9,846	$(154)
Collateralized mortgage obligations (residential)	16,913	(23)	—	—	16,913	(23)
Municipal securities	—	—	21,993	(348)	21,993	(348)
Total investment securities	$16,913	$(23)	$31,839	$(502)	$48,752	$(525)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of December 31, 2014		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)
Total investment securities	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

Credit-related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the “Consolidated Statements of Income” and declines related to all other factors are reflected in other comprehensive income (loss), net of taxes. In estimating other-than-temporary impairment losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Management determined that any individual unrealized loss as of March 31, 2015 and December 31, 2014 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored enterprises and federal agencies and therefore rated “Aaa/AAA.” We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At March 31, 2015, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. Unrealized losses on municipal securities are primarily attributable to both changes in interest rates and a re-pricing of risk in the market. There were no unrealized losses on our corporate securities or municipal securities at March 31, 2015 and December 31, 2014.

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

We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in the commercial and industrial loan treatment for these types of loans.

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

The following table shows the carrying amount of loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp, as well as legacy Wilshire loans:

	At March 31, 2015
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$4,052	$—	$23,480	$27,532
Real estate secured loans	35,348	97,576	286,785	2,298,121	2,717,830
Commercial and industrial	1,560	18,793	16,713	735,225	772,291
Consumer loans	—	—	473	15,026	15,499
Gross Loans	36,908	120,421	303,971	3,071,852	3,533,152
Deferred loans fees and unearned income	—	—	—	(10,128)	(10,128)
Total Loans	36,908	120,421	303,971	3,061,724	3,523,024
Allowance For Loan Losses	(471)	(212)	(83)	(47,404)	(48,170)
Net Loans	$36,437	$120,209	$303,888	$3,014,320	$3,474,854

Held-for-sale loans included above	$—	$—	$—	$10,204	$10,204

	At December 31, 2014
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$3,947	$—	$18,688	$22,635
Real estate secured loans	38,546	101,100	303,699	2,229,639	2,672,984
Commercial and industrial	2,607	20,749	18,672	571,294	613,322
Consumer loans	—	—	646	20,423	21,069
Gross Loans	41,153	125,796	323,017	2,840,044	3,330,010
Deferred loans fees and unearned income	—	—	—	(9,930)	(9,930)
Total Loans	41,153	125,796	323,017	2,830,114	3,320,080
Allowance For Loan Losses	(416)	(769)	(1,281)	(46,158)	(48,624)
Net Loans	$40,737	$125,027	$321,736	$2,783,956	$3,271,456

Held-for-sale loans included above	$—	$—	$—	$11,783	$11,783

In accordance with ASC 310-30 (formerly AICPA Statement of Position “SOP 03-3”, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), acquired loans were divided into “ASC 310-30 loans” and “Non-ASC 310-30 loans”, at the time of acquisition. ASC 310-30 loans are acquired loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that we would be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans.

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

The following table represents the carrying balances, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at March 31, 2015 and December 31, 2014. The unpaid principal balance, before discount, of ASC 310-30 loans was $10.7 million at March 31, 2015, $11.1 million at December 31, 2014, and $13.4 million at March 31, 2014.

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Non-ASC 310-30 loans	$460,069	$488,625	$590,912
ASC 310-30 loans	1,231	1,341	2,451
Total outstanding acquired loan balance	461,300	489,966	593,363
Allowance related to acquired loans	(766)	(2,466)	(2,501)
Carrying amount, net of allowance	$460,534	$487,500	$590,862

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Breakdown of ASC 310-30 loans
Real Estate Secured	$1,189	$1,266	$2,038
Commercial & Industrial	42	75	413
Total ASC 310-30 loans	$1,231	$1,341	$2,451

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three months ended March 31, 2015 and March 31, 2014, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended
(Dollars in Thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$22,056	$34,201
Discount accretion income recognized	(2,061)	(2,816)
Disposals related to charge-offs	(143)	(172)
Disposals related to loan sales	—	—
Balance at end of period	$19,852	$31,213

The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
(Dollars in Thousands)	March 31, 2015	March 31, 2014
Balance at beginning of period	$20,400	$31,450
Discount accretion income recognized	(2,061)	(2,791)
Disposals related to charge-offs	(7)	(2)
Balance at end of period	$18,332	$28,657

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2015	December 31, 2014	March 31, 2014
Balances:
Allowance for loan losses:
Balances at beginning of period	$48,624	$53,116	$53,563

Actual charge-offs:
Real estate secured	325	5,461	672
Commercial and industrial	999	852	964
Consumer	—	—	1
Total charge-offs	1,324	6,313	1,637

Recoveries on loans previously charged off:
Real estate secured	193	199	1,028
Commercial and industrial	667	1,620	510
Consumer	10	2	—
Total recoveries	870	1,821	1,538

Net loan charge-offs	454	4,492	99

Provision for losses on loans	—	—	—
Balances at end of period	$48,170	$48,624	$53,464

Allowance for loan commitments:
Balances at beginning of period	$1,023	$1,023	$1,023
Provision for losses on loan commitments	—	—	—
Balance at end of period	$1,023	$1,023	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.05%	0.56%	0.01%
Allowance for loan losses to gross loans receivable at end of period (excluding loans held-for-sale)	1.37%	1.47%	1.86%
Net loan charge-offs to allowance for loan losses at end of period	0.94%	9.24%	0.19%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses
(Dollars in Thousands)

	March 31, 2015			December 31, 2014
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$268	$27,532	0.97%	$220	$22,635	0.97%
Real estate secured	31,072	2,708,814	1.15%	31,889	2,662,129	1.20%
Commercial and industrial	16,667	771,103	2.16%	16,302	612,394	2.66%
Consumer	163	15,499	1.05%	213	21,069	1.01%
Total Gross Loans Receivable *	$48,170	$3,522,948	1.37%	$48,624	$3,318,227	1.47%

* Held-for-sale loans of $10.2 million and $11.8 million at March 31, 2015 and December 31, 2014, respectively, were excluded from the total.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended March 31, 2015, and March 31, 2014:

	March 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$220	$31,889	$16,302	$213	$48,624
Total charge-offs	—	(325)	(999)	—	(1,324)
Total recoveries	—	193	667	10	870
Provision (credit) for losses on loans	48	(685)	697	(60)	—
Balance at end of quarter	$268	$31,072	$16,667	$163	$48,170

	March 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(672)	(964)	(1)	(1,637)
Total recoveries	—	1,028	510	—	1,538
Provision (credit) for losses on loans	(23)	(2,593)	2,569	47	—
Balance at end of quarter	$791	$39,164	$13,353	$156	$53,464

The allowance for loan losses is comprised of a general valuation allowance (“GVA”) based on quantitative and qualitative analyses of the loan portfolio and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower current undergoing financial difficulties. At March 31, 2015, the outstanding balance of impaired loans totaled $69.6 million, of which $18.5 million had specific reserves of $6.9 million. At December 31, 2014, the outstanding balance of impaired loans totaled $69.9 million, of which $21.9 million had specific reserves of $9.0 million.

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

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances by SVA and GVA at March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$54,014	$15,579	$—	$69,593
Specific valuation allowance	$—	$1,054	$5,805	$—	$6,859
Coverage ratio	0.00%	1.95%	37.26%	0.00%	9.86%

Non-impaired loans	$27,532	$2,654,800	$755,524	$15,499	$3,453,355
General valuation allowance	$268	$30,018	$10,862	$163	$41,311
Coverage ratio	0.97%	1.13%	1.44%	1.05%	1.20%

Gross loans receivable	$27,532	$2,708,814	$771,103	$15,499	$3,522,948
Allowance for loan losses	$268	$31,072	$16,667	$163	$48,170
Allowance coverage ratio	0.97%	1.15%	2.16%	1.05%	1.37%

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$52,510	$17,371	$—	$69,881
Specific valuation allowance	$—	$1,886	$7,123	$—	$9,009
Coverage ratio	0.00%	3.59%	41.01%	0.00%	12.89%

Non-impaired loans	$22,635	$2,609,619	$595,023	$21,069	$3,248,346
General valuation allowance	$220	$30,003	$9,179	$213	$39,615
Coverage ratio	0.97%	1.15%	1.54%	1.01%	1.22%

Gross loans receivable	$22,635	$2,662,129	$612,394	$21,069	$3,318,227
Allowance for loan losses	$220	$31,889	$16,302	$213	$48,624
Allowance coverage ratio	0.97%	1.20%	2.66%	1.01%	1.47%

At March 31, 2015 and December 31, 2014, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $1.2 million and $1.3 million, respectively. At March 31, 2015, loans acquired with deteriorated credit quality had an allowance of $3,000, and at December 31, 2014, total allowance recorded for these loans totaled $253,000. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,189	$42	$—	$1,231
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$3	$—	$3

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

Impaired loan net principal balances are broken down by those with specific reserves and without specific reserves, as shown in the following table for March 31, 2015 and December 31, 2014:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2015	December 31, 2014
With Specific Reserves
Without Charge-Offs	$17,387	$21,597
With Charge-Offs	1,064	295
Without Specific Reserves
Without Charge-Off	38,835	31,335
With Charge-Offs	12,307	16,654
Total Impaired Loans*	69,593	69,881
Allowance on Impaired Loans	(6,859)	(9,009)
Impaired Loans Net of Allowance	$62,734	$60,872

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $65.5 million and $65.6 million at March 31, 2015 and December 31, 2014, respectively.

Net principal balance and average balances for impaired loans with specific reserves, and those without specific reserves, at March 31, 2015 and December 31, 2014 are presented in the following tables by loan class:

	March 31, 2015			December 31, 2014
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	272	6	379
SBA Real Estate	1,431	327	1,704	1,145	310	1,220
Gas Station	—	—	—	640	65	650
Carwash	—	—	—	—	—	—
Hotel/Motel	230	22	232	2,104	469	2,068
Land	—	—	—	—	—	—
Other	6,385	705	6,404	5,950	1,036	6,051
Commercial & Industrial:
SBA Commercial	884	725	1,260	941	725	1,041
Commercial	9,521	5,080	9,972	10,840	6,398	14,016
Consumer	—	—	—	—	—	—
Total With Related Allowance	18,451	6,859	19,572	21,892	9,009	25,425

Without Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	668	—	840	561	—	580
SBA Real Estate	7,025	—	10,268	7,781	—	6,336
Gas Station	5,302	—	5,807	4,765	—	5,086
Carwash	5,397	—	5,548	5,626	—	6,128
Hotel/Motel	5,581	—	5,858	3,629	—	3,873
Land	—	—	—	258	—	262
Other	21,995	—	24,314	19,779	—	22,551
Commercial & Industrial:
SBA Commercial	537	—	692	446	—	516
Commercial	4,637	—	4,937	5,144	—	5,720
Consumer	—	—	—	—	—	—
Total Without Related Allowance	51,142	—	58,264	47,989	—	51,052
Total Impaired Loans	$69,593	$6,859	$77,836	$69,881	$9,009	$76,477

Income recognized from payments received for impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014 totaled $390,000, $1.4 million, and $465,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at March 31, 2015 and December 31, 2014, are presented in the following table by loan class:

	March 31, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	978	138	602	1,718	454	280	449	1,183
SBA Real Estate	2,209	—	354	2,563	1,623	129	399	2,151
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	770	770	—	—	770	770
Hotel/Motel	—	—	1,102	1,102	—	—	1,162	1,162
Other	1,418	—	6,958	8,376	770	1,027	9,030	10,827
Commercial & Industrial:
SBA Commercial	806	—	175	981	193	369	—	562
Commercial	21	1,323	918	2,262	1,281	598	416	2,295
Consumer	—	—	—	—	—	—	—	—
Total Legacy Loans	5,432	1,461	10,879	17,772	4,321	2,403	12,226	18,950
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	135	135	—	—	134	134
SBA Real Estate	173	567	41	781	262	—	105	367
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	—	—	—	—	—	—
Hotel/Motel	—	—	230	230	232	—	—	232
Other	1,554	—	1,550	3,104	188	246	3,030	3,464
Commercial & Industrial:
SBA Commercial	87	—	199	286	176	22	—	198
Commercial	707	244	212	1,163	528	300	2,008	2,836
Consumer	—	—	—	—	—	—	—	—
Total Acquired Loans	2,521	811	2,367	5,699	1,386	568	5,277	7,231
Total Past Due Loans	$7,953	$2,272	$13,246	$23,471	$5,707	$2,971	$17,503	$26,181

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$378	$1,394	$10,879	$12,651	$116	$904	$12,226	$13,246
Acquired Loans	200	457	2,367	3,024	426	246	5,277	5,949
Non-Accrual Loans Listed Above	$578	$1,851	$13,246	$15,675	$542	$1,150	$17,503	$19,195

*   Total past due balances are net of SBA guaranteed portions totaling $6.2 million and $7.7 million at March 31, 2015 and December 31, 2014, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at March 31, 2015 and December 31, 2014 are presented in the following table by loan class:

	March 31, 2015			December 31, 2014
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	1,086	—	1,086	784	—	784
SBA Real Estate	685	—	685	632	—	632
Gas Station	—	—	—	28	—	28
Carwash	2,416	—	2,416	2,629	—	2,629
Hotel/Motel	2,251	—	2,251	2,328	—	2,328
Land	—	—	—	—	—	—
Other	11,487	—	11,487	12,852	—	12,852
Commercial & Industrial:
SBA Commercial	373	—	373	360	—	360
Other Commercial	5,888	—	5,888	5,150	—	5,150
Consumer	—	—	—	—	—	—
Total Legacy Loans	24,186	—	24,186	24,763	—	24,763
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	135	—	135	134	—	134
SBA Real Estate	1,566	—	1,566	1,828	—	1,828
Gas Station	2,165	—	2,165	2,185	—	2,185
Carwash	—	—	—	—	—	—
Hotel/Motel	932	—	932	718	—	718
Land	—	—	—	—	—	—
Other	2,606	—	2,606	5,429	—	5,429
Commercial & Industrial:
SBA Commercial	232	—	232	42	—	42
Other Commercial	700	—	700	2,166	—	2,166
Consumer	—	—	—	—	—	—
Total Acquired Loans	8,336	—	8,336	12,502	—	12,502
Total	$32,522	$—	$32,522	$37,265	$—	$37,265

*   Balances are net of SBA guaranteed portions totaling $7.5 million and $8.5 million at March 31, 2015 and December 31, 2014, respectively.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2015 and March 31, 2014. Additional income of approximately $111,000 and $419,000 would have been recorded during the three months ended March 31, 2015 and March 31, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at March 31, 2015 and December 31, 2014 are presented in the following table by classes of loans:

	March 31, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	2,204	—	2,204	—	1,636	272	1,908
SBA Real Estate	3,190	6,746	185	10,121	2,860	5,842	189	8,891
Gas Station	1,117	5,722	—	6,839	1,126	5,794	—	6,920
Carwash	8,462	1,646	770	10,878	6,800	1,859	770	9,429
Hotel/Motel	1,196	1,596	1,102	3,894	1,207	1,616	1,162	3,985
Land	—	—	—	—	258	—	—	258
Other	30,037	24,986	7,564	62,587	28,064	16,801	9,251	54,116
Commercial & Industrial:
SBA Commercial	1,739	2,034	—	3,773	690	2,145	—	2,835
Other Commercial	15,614	20,062	—	35,676	11,914	20,699	—	32,613
Consumer	—	1	—	1	—	1	—	1
Total Legacy Loans	61,355	64,997	9,621	135,973	52,919	56,393	11,644	120,956
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	135	—	135	—	134	—	134
SBA Real Estate	2,386	4,572	41	6,999	2,400	4,397	41	6,838
Gas Station	639	2,961	—	3,600	645	2,987	—	3,632
Carwash	94	—	—	94	8,480	—	—	8,480
Hotel/Motel	—	4,316	—	4,316	—	4,364	—	4,364
Land	—	—	—	—	—	—	—	—
Other	14,371	9,616	160	24,147	10,503	10,279	160	20,942
Commercial & Industrial:
SBA Commercial	403	1,101	—	1,504	653	639	—	1,292
Other Commercial	1,674	1,704	—	3,378	1,175	3,112	107	4,394
Consumer	127	—	—	127	131	—	—	131
Total Acquired Loans	19,694	24,405	201	44,300	23,987	25,912	308	50,207
Total Loans	$81,049	$89,402	$9,822	$180,273	$76,906	$82,305	$11,952	$171,163

* Balances are net of SBA guaranteed portions totaling $14.9 million and $11.2 million at March 31, 2015 and December 31, 2014, respectively.

A loan restructuring constitutes a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms of the loan. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and measured for specific impairment.

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At March 31, 2015, the balance of non-accrual TDR loans totaled $7.5 million, and TDR loans performing in accordance with their modified terms totaled $32.8 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three months ended March 31, 2015 or December 31, 2014.

The following tables present the total balance of TDR loans by loan type and types of concessions made at March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$14,745	$12,698	$1,169	$28,612
Commercial & Industrial	2,345	7,454	1,883	11,682
Total TDR Loans	$17,090	$20,152	$3,052	$40,294

	December 31, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$16,431	$7,890	$775	$25,096
Commercial & Industrial	2,656	7,389	1,969	12,014
Total TDR Loans	$19,087	$15,279	$2,744	$37,110

* SBA guaranteed portions totaled $1.3 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively.

The following table represents the roll-forward of TDR loans with additions and reductions for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014:

(Dollars in Thousands, Net of SBA Guarantee)	March 31, 2015	December 31, 2014	March 31, 2014
Balance at Beginning of Period	$37,110	$42,738	$36,220
New TDR Loans Added	5,767	1,540	5,010
Reductions Due to Sales	(991)	(4,308)	—
TDR Loans Paid Off	(742)	(354)	—
Reductions Due to Charge-Offs	(136)	(1,084)	(438)
Other Changes (Payments, Amortization, and Other)	(714)	(1,422)	(664)
Balance at End of Period	$40,294	$37,110	$40,128

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014:

	March 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$4,935	$402	$5,337
Commercial & Industrial	20	425	—	445
Total TDR Loans	$20	$5,360	$402	$5,782

Post-Modification Balance:
Real Estate Secured	$—	$4,921	$402	$5,323
Commercial & Industrial	20	424	—	444
Total TDR Loans	$20	$5,345	$402	$5,767

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	1	4	—	5
Total TDR Loans	1	6	1	8

	December 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$239	$—	$239
Commercial & Industrial	—	1,191	—	1,191
Total TDR Loans	$—	$1,430	$—	$1,430

Post-Modification Balance:
Real Estate Secured	$—	$284	$—	$284
Commercial & Industrial	—	1,224	—	1,224
Total TDR Loans	$—	$1,508	$—	$1,508

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	2	—	2
Total TDR Loans	—	3	—	3

	March 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$536	$4,335	$4,871
Commercial & Industrial	41	105	—	146
Total TDR Loans	$41	$641	$4,335	$5,017

Post-Modification Balance:
Real Estate Secured	$—	$533	$4,335	$4,868
Commercial & Industrial	41	101	—	142
Total TDR Loans	$41	$634	$4,335	$5,010

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	2	3	—	5
Total TDR Loans	2	5	1	8

At March 31, 2015, December 31, 2014, and March 31, 2014, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The tables below summarize TDR loans that were modified during the twelve months ended March 31, 2015, December 31, 2014, and March 31, 2014 that had payment defaults during the period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a non-accrual loan if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three months ended March 31, 2015, December 31, 2014, or March 31, 2014.

	TDRs With Payment Defaults During the Three Months Ended March 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	1,121	24	—	1,145
Total TDRs Defaulted	$1,121	$24	$—	$1,145

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	1,107	—	—	1,107
Total TDRs Defaulted	$1,107	$—	$—	$1,107

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	1	1	—	2
Total TDRs Defaulted Loans	1	1	—	2

	TDRs With Payment Defaults During the Three Months Ended December 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	25	—	—	25
Total TDRs Defaulted	$25	$—	$—	$25

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	24	—	—	24
Total TDRs Defaulted	$24	$—	$—	$24

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	1	—	—	1

	TDRs With Payment Defaults During the Three Months Ended March 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$417	$—	$—	$417
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$420	$—	$—	$420

Post-Modification Balance:
Real Estate Secured	$414	$—	$—	$414
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$417	$—	$—	$417

Number of Loans:
Real Estate Secured	1	—	—	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted Loans	2	—	—	2

Note 7.     Shareholders’ Equity

Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company. The following table provides the basic and diluted EPS computations for the periods indicated below:

	Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2015	2014
Numerator:
Net income	$18,619	$13,113
Denominator for basic earnings per share:
Weighted-average shares	78,326,505	78,115,779
Effect of dilutive securities:
Stock option dilution	328,860	380,327
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,655,365	78,496,106
Basic earnings per common share	$0.24	$0.17
Diluted earnings per common share	$0.24	$0.17

For the three months ended March 31, 2015 and March 31, 2014, stock option awards totaling 252,900 and 269,000, respectively, were excluded from dilutive earnings per common share calculation because the shares were deemed to be anti-dilutive.

Note 8.   FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At March 31, 2015, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $1.19 billion at March 31, 2015, with $150.0 million in borrowings outstanding and a remaining borrowing capacity of $1.04 billion.

During the third quarter of 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance. The advance matures on September 23, 2019 and interest rate was 1.51% as of March 31, 2015. The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. Therefore the interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves. The Company also had a variable rate advance totaling $100.0 million from the FHLB. This advance has an open maturity and can be redeemed at any time. During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years. The advance which will be funded on September 22, 2015, will mature on September 23, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

The Company’s outstanding advances and forward commitment with the FHLB are not measured for fair value as they fail to meet the definition of a derivative. Derivative accounting is not required for the interest rate cap as it is “clearly and closely” related to the host instrument and does not meet the criteria set forth in ASC 815 “Derivatives and Hedging.”  The forward commitment with the FHLB also fails to meet certain criteria in ASC 815 to be accounted for as a derivative.

The following table shows the Company’s outstanding advances from FHLB at March 31, 2015:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$100,000	0.24%	Variable	12/26/2012	Open
Advance 2 *	50,000	1.51%	3 Month LIBOR + 1.2425%	09/22/2014	09/23/2019
Total	$150,000	0.66%

* The advance has an interest rate adjustment cap of 1.00% throughout the term of the advance.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	Three Months Ended
(Dollars in Thousands)	March 31, 2015	December 31, 2014
Balance at quarter end	$150,000	$150,000
Average balance during the quarter	150,000	150,000
Maximum amount outstanding at any month-end	150,000	150,000
Average interest rate during the quarter	0.63%	0.63%
Weighted average interest rate at quarter-end	0.66%	0.68%

Junior subordinated debentures at March 31, 2015 totaled $71.8 million, compared to $71.8 million at December 31, 2014. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. These debenture were acquired by Wilshire at a fair value of $9.7 million, or a discount of $10.9 million.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at March 31, 2015:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date	Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.061%	06/17/2015(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.671%	06/15/2015(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.651%	06/15/2015(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	9,980	3 Month LIBOR + 1.62%	1.891%	06/30/2015(4)	03/30/2037
		$71,837

(1) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is June 17, 2015.

(2) The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2015.

(3) The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2015.

(4) The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is June 30, 2015.

Note 9.     Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strips, and unrecognized prior service costs on bank owned life insurance (“BOLI”). Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded in income either as a gain or loss. The reclassifications for available-for-sale securities are included in the “Consolidated Statements of Income” as gain on sale or call of securities.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended March 31, 2015
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,649	$299	$(495)	$4,453
Other comprehensive income (loss) before reclassification	2,148	2	13	2,163
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(903)	(1)	—	(904)
Current period changes net of taxes	1,245	1	13	1,259
Balance at end of period	$5,894	$300	$(482)	$5,712

	Three Months Ended March 31, 2014
(Dollars in Thousands)r	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$192	$330	$(545)	$(23)
Other comprehensive income (loss) before reclassification	3,122	(19)	13	3,116
Reclassifications from other comprehensive income	—		—	—
Tax effect of current period changes	(1,311)	8	—	(1,303)
Current period changes net of taxes	1,811	(11)	13	1,813
Balance at end of period	$2,003	$319	$(532)	$1,790

For the three months ended March 31, 2015 and March 31, 2014, there were no reclassifications from other comprehensive income.

Note 10. Business Segment Reporting

The Company is managed as a single business segment and not managed as separate segments. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We consider “Banking Operations” to be our single combined operating segment which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

Note 11. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, derivatives and operating lease commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue.  Commitments to fund certain mortgage loans (interest rate lock commitments), and forward commitments for the future delivery of mortgage loans to third party investors, are considered derivatives. At March 31, 2015, we had approximately $41.9 million in interest rate lock commitments and $32.9 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments and forward commitments at December 31, 2014. All derivative instruments are recognized on the balance sheet at their fair value.

Commitments at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in Thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$380,831	$391,728
Standby letters of credit	238	1,391
Commercial letters of credit	73,948	61,518
Commitments to fund investments in affordable housing partnerships	8,844	9,430
Interest rate lock	41,886	—
Forward sales commitments	32,928	—
Operating lease commitments	28,042	26,640

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $135,000 at both March 31, 2015 and December 31, 2014 and totaled $305,000 at March 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.   Income Tax Provision

For the first quarter of 2015, the Company had an income tax provision totaling $10.2 million on pretax income of $28.8 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $6.8 million on pretax net income of $19.9 million, representing an effective tax rate of 34.1% for the first quarter of 2014.

The Company had unrecognized tax benefits of $2.9 million at both March 31, 2015 and at December 31, 2014 that related to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended March 31, 2015, the Company recognized approximately $9,000 in interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $296,000 and $287,000, at March 31, 2015 and December 31, 2014, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2015, the Company believed it could reliably project its pretax income for 2015 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2015.

Note 13.   Recent Accounting Pronouncements

In January 2014, the FASB issued guidance ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented.  All of the Company’s LIHTC investments are within the scope of this guidance. The Company has adopted this guidance in the first quarter of 2015, but did not elect to use the proportional amortization method of accounting. Total tax credit related to low income housing investments realized in the first quarter of 2015 was $1.4 million. The Company has not had any impairment losses related to LIHTC.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2015 and March 31, 2014, financial condition as of March 31, 2015 and December 31, 2014, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 including the following:

Risk Factors

•                  If a significant number of clients fail to perform on their loans, our business, profitability, and financial condition would be adversely affected.

•                  Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

•                  Increases in our allowance for loan losses could have a material adverse effect on our business, financial condition, and results of operations.

•                  Banking organizations are subject to interest rate risk and changes in interest rates may negatively affect our financial performance.

•                  Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

•                  The profitability of Wilshire Bancorp is dependent on the profitability of the Bank.

•                  Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

•                  To continue our growth, we are affected by our ability to identify and acquire other financial institutions.

•                  Income that we recognized and continue to recognize in connection with our 2013 acquisitions of BankAsiana and Saehan may be non-recurring or finite in duration.

•                  Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property appraisal.

•                  We are subject to environmental risks associated with owning real estate or collateral.

•                  Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

•                  Difficult economic and market conditions may continue to adversely affect Wilshire’s industry and business.

•                  The banking industry and Wilshire operate under certain regulatory requirements that may change significantly and in a manner that further impairs revenues, operating income and financial condition.

•                  The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive, or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.

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

•                  We rely heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect our financial condition and results of price.

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

•                  We may experience impairment of goodwill.

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

•                  Weakness in commodity businesses could adversely affect our performance.

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, except as required, and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2015 and March 31, 2014, and the period end balances at March 31, 2015, December 31, 2014, and March 31, 2014. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2015	December 31, 2014	March 31, 2014
Net income	$18,619	$16,103	$13,113
Net income per common share, basic	0.24	0.21	0.17
Net income per common share, diluted	0.24	0.20	0.17
Net interest income before provision for losses on loans and loan commitments	36,491	37,467	35,173
Average balances:
Assets	4,255,625	4,049,930	3,631,268
Cash and cash equivalents	340,362	274,582	198,570
Investment securities	359,302	366,229	349,701
Total loans	3,352,433	3,200,538	2,881,650
Total deposits	3,490,282	3,292,557	2,878,950
Shareholders’ equity	500,097	485,482	447,188
Performance Ratios:
Annualized return on average assets	1.75%	1.59%	1.44%
Annualized return on average equity	14.89%	13.27%	11.73%
Net interest margin	3.69%	4.00%	4.22%
Efficiency ratio	44.26%	49.53%	56.88%
Capital Ratios:
Tier 1 capital to adjusted total average assets	11.86%	12.11%	12.50%
Tier 1 common equity capital to risk-weighted assets	11.58%	N/A	N/A
Tier 1 capital to risk-weighted assets	13.38%	14.13%	14.92%
Total capital to risk-weighted assets	14.64%	15.38%	16.17%

	Period End Balance as of:
	March 31, 2015	December 31, 2014	March 31, 2014
Total assets	$4,413,278	$4,155,469	$3,634,466
Investment securities	329,368	388,393	342,470
Net loans	3,474,854	3,271,456	2,845,966
Total deposits	3,635,166	3,401,259	2,923,209
Junior subordinated debentures	71,837	71,779	71,610
FHLB advances	150,000	150,000	150,292
Total common equity	505,579	489,411	451,575

Asset Quality Ratios: (Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average total loans (annualized)	0.05%	0.56%	0.01%
Non-performing loans to total loans	0.92%	1.12%	1.48%
Non-performing assets to total loans and other real estate owned	1.13%	1.36%	1.76%
Allowance for loan losses to gross loans receivable *	1.37%	1.47%	1.86%
Allowance for loan losses to non-performing loans	148.12%	130.48%	124.02%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, Georgia, New Jersey, and New York. In addition to our branch offices, we also have seven loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and three that are utilized primarily for the origination of residential mortgage loans, all located in California.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA loans, the methodologies that determine our allowance for losses on loans and loan commitments, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, valuation of derivatives, the evaluation of goodwill and intangible assets, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2014 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets, and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by changes to market rates, the demand for such loans, the supply of money available for lending purposes, competition, and other factors. Those factors are, in turn, affected by general economic conditions and factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Board of Governors of the Federal Reserve System (“FRB”).

Net interest income before provision for losses on loans and loan commitments increased $1.3 million, or 3.7%, to $36.5 million for the first quarter of 2015, compared to $35.2 million for the first quarter of 2014. The increase in net interest income in 2015 compared to 2014 was primarily due to an increase in total loans. Total loan discount accretion income for the first quarter of 2015 was $2.1 million, compared to $2.8 million for the first quarter of 2014.

Net interest margin of 3.69% for the first quarter of 2015 was 53 basis points lower than net interest margin of 4.22% for the previous year’s same quarter. Excluding the effect of the amortization/accretion of the purchase accounting adjustments for BankAsiana and Saehan Bancorp, net interest margin was approximately 3.49% for the first quarter of 2015, compared to 3.85% for the first quarter of 2014.  The decline in net interest margin was due to a decline in loan yields, an increase in lower yielding fed funds sold, and an increase in deposit costs.

Interest income for the first quarter of 2015 totaled $42.2 million, an increase of $2.8 million, or 7.4%, from $39.4 million for the first quarter of 2014. The Company experienced an increase in loan originations during the past twelve months ended March 31, 2015, which resulted in an increase in total loans and interest income. The average balance of total loans increased from $2.88 billion for the first quarter of 2014, to $3.35 billion for the first quarter of 2015. The increase in average total loans from the first quarter of 2014 to the first quarter of 2015 was primarily due to an increase in loan originations. Loan yields for the three months ended March 31, 2015 declined to 4.78%, from 5.15% for the three months ended March 31, 2014. The decline in loan yields was due to a decrease in discount accretion income from acquired loans and new loan originations having rates lower than that of the existing loan portfolio. Excluding the effect of the accretion of the purchase accounting adjustments for BankAsiana and Saehan Bancorp, loan yields were 4.54% for the first quarter of 2015, compared to 4.77% for the first quarter of 2014.

Total interest expense increased $1.6 million, or 37.7%, to $5.8 million for the first quarter of 2015, compared to $4.2 million for the first quarter of 2014. The average balance of our interest bearing liabilities for the three months ended March 31, 2015 totaled $2.80 billion, up from $2.31 billion for the same period of the previous year. The increase in interest expense and average interest bearing liabilities was due to an overall increase in deposits. Total cost of interest bearing liabilities was 0.83% for the first quarter 2015, compared to 0.72% for the first quarter of 2014. Excluding the effect of the accretion of the purchase accounting adjustments, total cost of interest bearing liabilities was 0.79% for the first quarter of 2014.  There was no accretion of the purchase accounting adjustments for the first quarter of 2015.

The following tables sets forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,352,433	$40,088	4.78%	$2,881,650	$37,101	5.15%
Securities of government sponsored enterprises	317,917	1,601	2.01%	284,309	1,572	2.21%
Other investment securities (2)	41,385	367	5.17%	65,392	529	4.30%
Deposits held in other financial institutions	8,000	32	1.60%	21,019	69	1.31%
Federal funds sold	256,700	160	0.25%	94,584	82	0.35%
Total interest-earning assets	3,976,435	42,248	4.27%	3,346,954	39,353	4.72%
Total non-interest-earning assets	279,190			284,314
Total assets	$4,255,625			$3,631,268

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$844,576	$1,406	0.67%	$784,219	$1,301	0.66%
NOW deposits	29,230	17	0.23%	32,019	15	0.19%
Savings deposits	129,239	502	1.55%	120,908	476	1.57%
Time deposits of $100,000 or more	1,297,961	2,603	0.80%	874,039	1,485	0.68%
Other time deposits	265,626	569	0.86%	236,826	399	0.67%
FHLB advances and other borrowings	150,655	232	0.62%	193,413	74	0.15%
Junior subordinated debenture	71,799	428	2.38%	71,573	430	2.40%
Total interest-bearing liabilities	2,789,086	5,757	0.83%	2,312,997	4,180	0.72%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	923,650			830,939
Other liabilities	42,792			40,144
Total non-interest-bearing liabilities	966,442			871,083

Shareholders’ equity	500,097			447,188
Total liabilities and shareholders’ equity	$4,255,625			$3,631,268

Net interest income		$36,491			$35,173
Net interest spread (3)			3.44%			4.00%
Net interest margin (4)			3.69%			4.22%

(1) Net loan fees are included in the calculation of interest income and totaled approximately $1.1 million for the quarters ended March 31, 2015 and 2014. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2) Represents tax equivalent yields, non-tax equivalent yields for three months ended March 31, 2015 and 2014 were 3.55% and 3.24%, respectively.

(3) Represents the average rate earned on interest-earning assets (adjusted for tax equivalent yields) less the average rate paid on interest-bearing liabilities.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31, 2015 vs. 2014 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest Earnings Assets/Interest Income
Net loans	$5,761	$(2,774)	$2,987
Securities of government sponsored enterprises	176	(147)	29
Other Investment securities	(209)	47	(162)
Deposits held in other financial institutions	(50)	13	(37)
Federal funds sold	107	(29)	78
Total interest income	5,785	(2,890)	2,895

Interest Bearing Liabilities/Interest Expense:
Money market deposits	100	5	105
NOW deposits	(1)	3	2
Savings deposits	32	(6)	26
Time deposit of $100,000 or more	815	303	1,118
Other time deposits	53	117	170
FHLB advances	(20)	178	158
Junior subordinated debenture	1	(3)	(2)
Total interest expense	980	597	1,577
Change in net interest income	$4,805	$(3,487)	$1,318

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

Due to the low levels of charge-offs and continued improvement in credit quality in the loan portfolio, the Company did not record any provision for losses on loans and loan commitments during the three months ended March 31, 2015. The Company has not recorded any provisions or credits for loan losses since the fourth quarter of 2012.

Non-interest Income

Total non-interest income increased to $15.3 million for the first quarter of 2015, compared with $11.0 million for the same quarter of the previous year. Non-interest income as a percentage of average assets was 0.4% for the first quarter of 2015, compared to 0.3% for the first quarter of 2014. The increase in non-interest income from the first quarter of 2014 to the first quarter of 2015 was due to an increase in net gain on sale of loans, loan-related servicing fees, and other non-interest income.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Net gain on sale of loans	$6,806	44.6%	$4,329	39.4%
Service charges on deposit accounts	3,107	20.4%	3,146	28.7%
Loan-related servicing fees	3,148	20.6%	2,156	19.6%
Gain on sale or call of securities	—	0.0%	—	0.0%
Net increase in fair value of derivatives	495	3.2%	—	0.0%
Other income	1,711	11.2%	1,355	12.3%
Total non-interest income	$15,267	100.0%	$10,986	100.0%
Average assets	$4,255,625		$3,631,268
Non-interest income as a % of average assets		0.4%		0.3%

Net gain on sale of loans for the first quarter of 2015 consisted of $4.3 million in gains from the sale of a non-performing loan, $2.2 million in gains from the sale of SBA loans, and $261,000 in gains from the sale of mortgage loans. Net gain on sale of loans for the first quarter of 2014 was comprised of $4.3 million in gains from the sale of SBA loans and $77,000 in gains from the sale of mortgage loan. The increase in net gain on sale of loans for the first quarter of 2015, compared to the first quarter of 2014, was due to the sale of a non-performing loan which resulted in a gain of $4.3 million, offset by a decline in gains from the sale of SBA loans. The decline gains from the sale of SBA loans for the first quarter of 2015 compared to the first quarter of 2014, was due to the decline in total SBA loan sales. During the first quarter of 2015, we sold $24.0 million in SBA loans, compared to $43.5 million for the first quarter of 2014.

Service charges on deposit accounts for the three months ended March 31, 2015 was $3.1 million, unchanged from the three ended March 31, 2014. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

Loan-related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. With the expansion of our SBA department and the growth of our servicing loan portfolio, loan related fee income has continued to experience an increase as indicated by the increase for first quarter of 2015, compared to the first quarter of 2014.

There were no gains from the sale or call of investment securities during the three months ended March 31, 2015 or March 31, 2014.

With the acquisition of Bank of Manhattan’s mortgage lending platform, the Company started to utilize mortgage banking derivatives during the first quarter of 2015. The first type of derivative, a rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, the Company also enters into forward commitments, or commitments to deliver residential mortgage loans on a future date, which are also considered derivatives. Net increase in the fair value of derivatives represents the changes in fair value of these mortgage derivatives instruments.

Other non-interest income represents income from the cash surrender value of bank-owned life insurance (“BOLI”), FHLB dividends, wire transfer fees, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to an increase in wire transfer fees, FHLB stock dividend income received, and other miscellaneous expense recoveries.

Non-interest Expense

Total non-interest expenses decreased to $22.9 million for the first quarter of 2015 from $26.3 million for the first quarter of 2014. Non-interest expenses as a percentage of average assets was 0.5% for the first quarter of 2015, a decline from 0.7% for the first quarter of 2014.

Our efficiency ratio was 44.26% for the first quarter of 2015, compared with 56.88% for the first quarter of 2014. The decrease in efficiency ratio for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was largely due to a reduction in one-time merger-related expenses for the first quarter of 2015 compared to the first quarter of 2014.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	Three Months Ended March 31,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$12,665	55.3%	$12,655	48.2%
Occupancy and equipment	3,373	14.7%	3,309	12.6%
Data processing	1,042	4.5%	963	3.7%
Loss on investments in affordable housing partnerships	943	4.1%	857	3.3%
Professional fees	775	3.4%	696	2.6%
Regulatory assessment fees	599	2.6%	508	1.9%
Advertising and promotional	705	3.1%	478	1.8%
Amortization of core deposits intangibles	243	1.1%	233	0.9%
Merger-related cost	—	0.0%	3,364	12.8%
Other operating expenses	2,564	11.2%	3,194	12.2%
Total non-interest expense	$22,909	100.0%	$26,257	100.0%
Average assets	$4,255,625		$3,631,268
Non-interest expense as a % of average assets		0.5%		0.7%

The number of full-time equivalent employees increased from 538 at March 31, 2014, to 566 at March 31, 2015.  The increase in employees was largely due to the employees assumed through the Bank of Manhattan Lending Division acquisition. Although the total number of employees increased from March 31, 2014 to March 31, 2015, total salaries and benefits remained unchanged at March 31, 2015 to a decline in employee benefits such as stock compensation costs, vacation accruals, and other miscellaneous employee expenses.

The increase in occupancy and equipment expenses from the first quarter of 2014 to the first quarter of 2015 was due to a new full-service branch that was opened in LaGrange, Georgia. In addition, we recorded a month of rental expenses on the three locations acquired from the Bank of Manhattan Lending Division transaction.

The increase in data processing fees during the first quarter of 2015, compared to the first quarter of 2014 was due the increase in number of deposit and loan accounts as well as an increase in loan and deposit transactions. Fluctuations in data processing expenses are largely due to changes in the number of customer accounts as well as increases or decreases in number of transactions.

Losses on investments in affordable housing partnerships are recorded based on financial statements of the individual investment projects. These expenses remained relatively unchanged for the first quarter of 2015 compared to the first quarter of 2014.

Professional fees consist of legal, accounting, auditing, and consulting fees. The increase in professional fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, was primarily due additional costs associated with legal and consulting costs.

Regulatory assessment fees represent FDIC insurance premiums and Financing Corporation assessment fees. The increase in regulatory assessment fees for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the Bank’s larger assessment base as a result of growth experienced within the past twelve months.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. Advertising and promotional expenses increased from the first quarter of 2014 to the first quarter of 2015 due to the Bank’s deposit and new branch opening promotions during the three months ended March 31, 2015.

Amortization of core deposit intangibles represents the amortization of core deposits intangible premiums that were recorded from previous acquisitions.  These expenses remain relatively unchanged from the first quarter of 2014 to the first quarter of 2015.

Merger-related costs represent one-time expenses associated with the acquisitions of BankAsiana and Saehan Bancorp. The bulk of merger related costs for the three months ended March 31, 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses which totaled $2.7 million. There were also retention and severance payments that were made to former BankAsiana and Saehan Bancorp employees that were included in the merger related costs for the three months ended March 31, 2014. There were no merger related one-time costs for the three months ended March 31, 2015.

Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The decrease in other non-interest expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to the decrease in other loan and other miscellaneous expenses.

Income Tax Provision

For the first quarter of 2015, we had an income tax provision totaling $10.2 million on pretax income of $28.8 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $6.8 million on pretax net income of $19.9 million, representing an effective tax rate of 34.1%, for the first quarter of 2014.

The effective tax rate for the first quarter of 2015 was lower than the Company’s normalized historical rate primarily due to tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at the current level for the remainder of 2015.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2015, the Company believed it could reliably project its pretax income for 2015 and had determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Deferred tax valuation allowances are established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2015.

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions, of which $10.8 million was from the acquisition of BankAsiana, and $50.0 million was from the acquisition of Saehan Bancorp. At March 31, 2015, total recorded goodwill was $67.5 million.

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. There were no factors during the first quarter of 2015 that would indicate an impairment to goodwill.

The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles—Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles during the three months ended March 31, 2015.

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

Cash Equivalents and Interest-bearing Deposits in Other Financial Institutions

Cash and cash equivalents include cash and due from banks, term and overnight federal funds sold, and securities purchased under agreements to resell, and usually have maturities of less than 90 days. We buy or sell federal funds and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. Deposits held in other financial institutions are time deposits maintained at other institutions for investment purposes.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At March 31, 2015, our investment portfolio was comprised primarily of United States government agency securities, which accounted for 87.5% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have as a percentage to total investments, 7.8% investment in municipal debt securities, and 4.7% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 52.8%, or $21.7 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 45.5%, or $18.7 million, carry an upper-medium “Investment Grade” rating of at least “A/A” or above, and 1.7%, or $726,000, are unrated. Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities or any distressed corporate securities that required an other-than-temporary impairment charges as of March 31, 2015.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the first quarter of 2015. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $26,000, and $329.3 million, at March 31, 2015.

The fair value of investments are accounted for in accordance with ASC 320-10. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting. The third party provides market values derived from a proprietary matrix pricing model which utilizes several different sources for pricing. The fair values for our investment securities are updated on a monthly basis. The values received are tested annually and are validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under ASC 325, we consider all available information relevant to the collectability of our investment securities, including information about past events, current conditions, and reasonable and supportable forecasts, remaining payment terms, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities at the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$25	$26	$1	$26	$28	$2
Total investment securities held-to-maturity	$25	$26	$1	$26	$28	$2

Available-for-Sale:
Securities of government sponsored enterprises	$51,815	$51,899	$84	$100,792	$100,362	$(430)
Mortgage backed securities (residential)	79,566	80,803	1,237	82,454	83,367	913
Collateralized mortgage obligations (residential)	152,653	155,485	2,832	161,584	163,079	1,495
Corporate securities	14,999	15,470	471	14,994	15,514	520
Municipal securities	23,585	25,686	2,101	23,966	26,045	2,079
Total investment securities available-for-sale	$322,618	$329,343	$6,725	$383,790	$388,367	$4,577

Holdings of our investment securities decreased to $329.4 million at March 31, 2015, compared with holdings of $388.4 million at December 31, 2014. Total investment securities as a percentage of total assets were 7.5% and 9.4%, at March 31, 2015 and December 31, 2014, respectively. Securities with a total fair value of approximately $319.1 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $25,000, compared with $26,000 at December 31, 2014. Our investment securities classified as available-for-sale, stated at fair values, decreased to $329.3 million at March 31, 2015 from $388.4 million at December 31, 2014. The decrease was a result of $48.0 million in called agency securities, the maturity of a municipal security and agency security totaling $1.4 million, and $11.8 million in the principal pay-downs of MBSs and CMOs and amortization and accretion of securities during the three months ended March 31, 2015, offset with a $2.1 million increase in unrealized gains.

As of March 31, 2015, the net unrealized gains in the investment portfolio were $6.7 million, compared to $4.6 million in net unrealized gains at December 31, 2014. The increase in net unrealized gain position can be attributed to a decrease in long term Treasury yields at March 31, 2015 compared to rates at December 31, 2014.

Loan Portfolio

Gross loans are the sum of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances net of discount. Total loans is gross loans net of any unearned income, or unamortized deferred fees and costs, and premiums. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $3.47 billion at March 31, 2015, compared to $3.27 billion at December 31, 2014. Net loans as a percentage of total assets increased slightly to 78.74% at March 31, 2015, from 78.73% at December 31, 2014. The increase in net loans is attributable to an increase in loan originations during the twelve months ended March 31, 2015.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	March 31, 2015	December 31, 2014
Construction	$27,532	$22,635
Real estate secured	2,717,830	2,672,984
Commercial and industrial	772,291	613,322
Consumer	15,499	21,069
Gross loans(1)	3,533,152	3,330,010
Deferred loans fees and unearned income	(10,128)	(9,930)
Total loans	3,523,024	3,320,080
Allowance for losses on loans	(48,170)	(48,624)
Net loans	$3,474,854	$3,271,456

Percentage breakdown of gross loans:
Construction	0.8%	0.7%
Real estate secured	76.9%	80.3%
Commercial and industrial	21.9%	18.4%
Consumer	0.4%	0.6%

(1)  Includes loans held-for-sale, which are recorded at the lower of cost or market, of $10.2 million and $11.8 million, at March 31, 2015 and December 31, 2014, respectively.

Construction loans represented 0.8% of our total loan portfolio at March 31, 2015. During the three months ended March 31, 2015, we originated two construction loans totaling $2.5 million. The origination helped to increase construction loans to $27.5 million at the end of the first quarter of 2015, compared to $22.6 million, or 0.7% of gross loans at the end of the fourth quarter of 2014.

Real estate secured loans totaled $2.72 billion at March 31, 2015 and $2.67 billion at December 31, 2014. Real estate secured loans as a percentage of gross loans were 76.9% and 80.3%, at March 31, 2015 and December 31, 2014, respectively. Home mortgage loans represent a small portion of our total real estate secured loan portfolio. Total home mortgage loans outstanding decreased to $134.8 million at March 31, 2015, compared to $146.2 million at December 31, 2014.

Commercial and industrial loans at March 31, 2015 increased to $772.3 million, compared to $613.3 million at December 31, 2014. Commercial and industrial loans as a percentage of gross loans totaled 21.9% at March 31, 2015, and 18.4% at December 31, 2014. Due to the high concentration of real estate secured loans, the Company has focused more on originating commercial and industrial loans to diversify the loan portfolio and commercial and industrial loans increased $159.0 million during the first quarter of 2015. Warehouse lines of credit are included in commercial and industrial loans. Warehouse lines of credit increased $116.7 million during the three months ended March 31, 2015 to $283.5 million, and were largely responsible for the increase in commercial and industrial loans during this period.

Consumer loans represented less than 1% of gross loans at both March 31, 2015 and December 31, 2014. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash deposits due to the minimal risk associated with these types of loans. At March 31, 2015, consumer loans declined to $15.5 million, or 0.4% of gross loans, from $21.1 million, or 0.6% of gross loans, at December 31, 2014.

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

The increase in loan experienced during the first quarter of 2015 was due to an overall increase in loan originations and an increase in warehouse line of credits utilizations during this period.  With the acquisitions of BankAsiana and Saehan Bancorp, we have experienced an increase in loan originations in 2014 and into 2015 which has resulted strong growth in the loan portfolio.

A majority of the properties that are collateralized against our loans are located in Southern California. The loans generated by our branches and loan production offices in other states, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and other real estate owned. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. At March 31, 2015, the Company had $40.3 million in troubled debt restructured (“TDR”) loans of which $32.8 million were performing in accordance with their modified terms. The remaining $7.5 million in TDR loans were classified as non-performing at March 31, 2015. As such, not all of our TDR loans are classified as non-performing although all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures or by similar means and are classified as non-performing assets. We had twelve OREO properties at March 31, 2015 with a total balance of $7.4 million.

The following is a summary of total non-performing assets for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	March 31, 2015	December 31, 2014	March 31, 2014
Total non-accrual loans (net of SBA guarantee):(1)
Real estate secured	$25,329	$29,547	$35,988
Commercial and industrial	7,193	7,718	7,121
Total non-accrual loans	32,522	37,265	43,109
Total loans 90 days or more past due and still accruing	—	—	—
Total non-performing loans(2)	32,522	37,265	43,109

Other real estate owned	7,411	7,922	8,969
Total non-performing assets	$39,933	$45,187	$52,078

Non-performing loans as a percentage of total loans	0.92%	1.12%	1.48%

(1) During the three months ended March 31, 2015, December 31, 2014, and March 31, 2014, interest income on these loans were not included in interest income.

(2) SBA guaranteed portions totaled $7.5 million, $4.1 million, and $10.2 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences difficulty in regards to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

Total NPLs, net of SBA guaranteed portions, totaled $32.5 million, or 0.92% of total loans (gross loans net of deferred fees and costs), at March 31, 2015, compared with $37.3 million, or 1.12% of total loans, at December 31, 2014, and $43.1 million, or 1.48% of total loans, at March 31, 2014. There were no loans past due 90 or more days and still accruing at March 31, 2015, December 31, 2014, and March 31, 2014. Allowance coverage of non-performing loans at March 31, 2015 was 148.12%, compared to 130.48% at December 31, 2014, and 124.02% at March 31, 2014.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2015. Additional income of approximately $111,000 would have been recorded during the three months ended March 31, 2015 had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $419,000 would have been recorded during the three months ended March 31, 2014 had these loans been paid in accordance with their original terms throughout the periods indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At March 31, 2015, the balance of non-accrual TDR loans totaled $7.5 million, and TDRs performing in accordance with their modified terms totaled $32.8 million for the same period. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million.

At March 31, 2015, the balance of TDR loans, net of SBA guaranteed portions, totaled $40.3 million, compared to $37.1 million at December 31, 2014. TDR loan inflows totaled $5.8 million during the three months ended March 31, 2015. TDR outflows during the three months ended March 31, 2015 totaled $2.6 million.

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

The allowance for loan losses is comprised of two components, SVA or allowance on impaired loans that are individually evaluated, and GVA, which is the combination of loss rates based on historical experience and qualitative adjustments (“QA”), or estimated losses from factors not captured by historical experience. Management performs a review of the historical loss rates used in GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program that calculates historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these components are added together for a final allowance for loan losses figure on a quarterly basis.

Net loan charge-offs for the first quarter of 2015 totaled $454,000, compared to $99,000 for the first quarter of 2014. Total net charge-offs for the first quarter of 2015 were comprised of $132,000 in real estate secured net loan charge-offs, $332,000 in commercial and industrial loan net charge-offs, and $10,000 in consumer loan net recoveries. Annualized net charge-offs to average total loans for the first quarter of 2015 was 0.05%. Net charge-offs for the first quarter of 2014 were comprised of $365,000 in real estate secured net loan recoveries, $454,000 in commercial and industrial loan net charge-offs, and $1,000 in consumer loan net charge-offs. The annualized net charge-offs to average total loans for the first quarter of 2013 was 0.01%.

The allowance for loan losses at March 31, 2015 totaled $48.2 million, compared to $48.6 million at December 31, 2014. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the first quarter of 2015 was 1.37% and was 1.47% at the end of the fourth quarter of 2014. GVA at March 31, 2015 totaled $41.3 million, or 85.8% of total allowance for loan losses, and SVA on impaired loans totaled $6.9 million, or 14.2% of the total allowance. The qualitative adjustment included in the GVA portion of the allowance for loan losses totaled $32.3 million March 31, 2015. At December 31, 2014, GVA totaled $39.6 million, or 81.5% of total allowance, while specific reserve on impaired loan totaled $9.0 million, or 18.5% of the total allowance for loan losses. QA at the end of the fourth quarter of 2014 totaled $29.9 million.

The total GVA at March 31, 2015 increased $1.7 million compared to December 31, 2014. The increase is largely due to the increase in QA at March 31, 2015 compared to December 31, 2014. GVA loss rate meanwhile declined from $9.7 million at December 31, 2014 to $9.0 million at March 31, 2015. Due to the continued low level of charge-offs, we continue to experience a decline in historical loss ratios. Higher level net charge-offs periods are dropping out of our historical horizon and more recent low levels of net charge-off are taking their place resulting in lower loss rates in most of the Company’s loan categories. This reduction offset by an increase in QA resulted in the increase in GVA totals at March 31, 2015 compared to December 31, 2014.

Although historical loss rate declined during the three months ended March 31, 2015, with uncertainty in our current economic environment and increase in non-performing and delinquent loans, the QA portion of the allowance increased at March 31, 2015 compared to December 31, 2014. The QA portion of the allowance increased $2.4 million to $32.3 million at March 31, 2015 compared to $29.9 million at December 31, 2014. Total SVA portion of our allowance experienced a decline of $2.1 million during the three months ended March 31, 2015.

Allowance for loan commitments at March 31, 2015 totaled $1.0 million, unchanged from December 31, 2014. At March 31, 2015, commitments to extend credit totaled $380.8 million, compared to $391.7 million at December 31, 2014. Total commitments to extend credit decreased by $10.9 million during the first three months of 2015, but total allowance for loan commitments remained the same.

Although management believes our allowance for loan losses at March 31, 2015 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,
Balances:	March 31, 2015	December 31, 2014	March 31, 2014
Allowance for loan losses:
Balances at beginning of period	$48,624	$53,116	$53,563

Charge-offs:
Real estate secured	325	5,461	672
Commercial and industrial	999	852	964
Consumer	—	—	1
Total charge-offs	1,324	6,313	1,637

Recoveries on loans previously charged off:
Real estate secured	193	199	1,028
Commercial and industrial	667	1,620	510
Consumer	10	2	—
Total recoveries	870	1,821	1,538

Net loan charge-offs	454	4,492	99

Provision for losses on loans	—	—	—
Balances at end of period	$48,170	$48,624	$53,464

Allowance for loan commitments:
Balances at beginning of period	$1,023	$1,023	$1,023
Provision for losses on loan commitments	—	—	—
Balance at end of period	$1,023	$1,023	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.05%	0.56%	0.01%
Allowance for loan losses to gross loans receivable at end of period (excluding loans held-for-sale)	1.37%	1.47%	1.86%
Net loan charge-offs to allowance for loan losses at end of period	0.94%	9.24%	0.19%
Net loan charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2015:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$100,371	$—	$—	$—	$100,371
Junior Subordinated Debentures	318	—	—	82,476	82,794
Operating Leases	6,257	11,141	7,090	3,554	28,042
Investments in Affordable Housing Partnerships	4,710	3,249	185	699	8,844
Time Deposits	1,371,140	223,444	5,077	39	1,599,700
Total	$1,482,796	$237,834	$12,352	$86,768	$1,819,751

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At March 31, 2015 and December 31, 2014, we had commitments to extend credit of $380.8 million and $391.7 million, respectively. Obligations under standby letters of credit totaled $238,000 and $1.4 million at March 31, 2015 and December 31, 2014, respectively. Total commercial letters of credit totaled $73.9 million at March 31, 2014 and $61.5 million at December 31, 2014. Commitments to fund investments in affordable housing partnerships totaled $8.8 million at the end of the first quarter of 2015, compared to $9.4 million at the end of the fourth quarter of 2014. Operating lease commitments totaled $28.0 million at the end of the first quarter of 2015 and $25.6 million at the end of the fourth quarter of 2014.

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

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue.  Commitments to fund certain mortgage loans (interest rate lock commitments) and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2015, we had approximately $41.9 million in interest rate lock commitments and $32.9 million in total forward sales commitments for the future delivery of residential mortgage loans, there were no interest rate lock commitments and forward commitments at December 31, 2014.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $135,000 at both March 31, 2015 and December 31, 2014 and totaled $305,000 at March 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Derivatives

It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at their fair value.

During the first quarter of 2015, the Bank acquired Bank of Manhattan’s Mortgage Lending Division to expand its mortgage loan operations. The Mortgage Lending Division was incorporated into the Bank’s existing Mortgage Department.  The majority of loans underwritten by the Bank’s Mortgage Department will be sold in the secondary market. Under ASC 815-10, any interest rate lock commitments entered into with the prospective borrowers are considered derivatives.  Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. The Bank began utilizing derivatives in the first quarter of 2015 in connection with its acquisition of Bank of Manhattan’s Mortgage Lending Division. It is the Bank’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.

At March 31, 2015, the Bank had approximately $41.9 million in interest rate lock commitments and $32.9 million in forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives is represented by a derivative asset of $557,088, and a derivative liability of $62,315 at March 31, 2015. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are recorded as other non-interest income.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loan originations and investment purchases. Total deposits increased to $3.64 billion at March 31, 2015, compared with $3.40 billion at December 31, 2014. Non-time deposits at March 31, 2015 increased to $2.05 billion, from $1.84 billion at December 31, 2014, and time deposits increased to $1.59 billion at March 31, 2015, from $1.56 billion at December 31, 2014. As of March 31, 2015, total time deposits of more than $250,000 totaled $569.8 million.  Time deposits greater than $250,000 at December 31, 2014 totaled $570.2 million.

The increase in deposits of $233.9 million from December 31, 2014 to March 31, 2015 was primarily attributable to an $82.4 million increase in demand deposit accounts, an increase in money market accounts of $120.2 million, and an increase in time deposits of $100,000 or more of $30.9 million during the three months ended March 31, 2015.

The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2015 increased to 0.80%, from 0.68% for the same period of the prior year. The average rate paid on other time deposits increased from 0.67% for the first quarter of 2014, to 0.86% for the first quarter of 2015. The average rate paid on money market, savings, and NOW accounts also increased from 0.76% for first quarter of 2014, to 0.77% for the first quarter of 2015. We plan to closely monitor interest rate trends and our deposit rates, in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits increased from 0.51% for the quarter ended March 31, 2014 to 0.58% for the quarter ended March 31, 2015.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	Three Months Ended,
	March 31, 2015		December 31, 2014		March 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$923,650	N/A	$911,037	N/A	$830,939	N/A
Savings deposits	129,239	1.55%	127,610	1.60%	120,908	1.57%
NOW deposits	29,230	0.23%	31,364	0.22%	32,019	0.19%
Money market deposits	844,576	0.67%	748,031	0.71%	784,219	0.66%
Time deposits of $100,000 or more	1,297,961	0.80%	1,211,738	0.79%	874,039	0.68%
Other time deposits	265,626	0.86%	262,777	0.84%	236,826	0.67%
Total deposits	$3,490,282	0.58%	$3,292,557	0.58%	$2,878,950	0.51%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at March 31, 2015 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

March 31, 2015
Three months or less	$441,352
Over three months through six months	187,087
Over six months through twelve months	507,358
Over twelve months	186,946
Total	$1,322,743

At March 31, 2015 we did not have any depositor that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 8.3% of our total deposits at March 31, 2015 and 8.9% of our total deposits at December 31, 2014.

In addition to our regular customer base, we also accept brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered deposits totaling $61.8 million at March 31, 2015, and $63.6 in brokered deposits at December 31, 2014. The decline in brokered time deposits was due to the maturity of brokered deposits in the first quarter of 2015. The increase in cost of deposits from the fourth quarter of 2014 to the first quarter of 2015 was largely due to the increase in cost of time deposits from our time deposit promotion. As competition for deposits increases in our market, in order to improve our net interest margin, as well as to maintain flexibility in our cost of funds, we will now focus on our deposit mix, particularly an increase in demand deposits, to keep our cost of funds down.

Although deposits are the primary source of funds for funding loans, investing activities, and for other general business purposes, we may from time to time obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At March 31, 2015, the Company had $150.0 million FHLB advances outstanding.

Other Liabilities

Other liabilities consists of accrued expenses payable, BOLI accumulated postretirement benefit obligations, cash dividends payable, and income taxes payable, and other suspense and payable liabilities. At March 31, 2015, other liabilities totaled $33.0 million, compared to $25.8 million at December 31, 2014.  The increase in other liabilities during the first quarter of 2015 was largely due to a $2.9 million increase in accrued expenses payable and a change from income taxes receivable, to income taxes payable of $4.2 million. The increase in accrued expense payable was due to change in the Company’s payroll schedule during the end of the first quarter of 2015.

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a means to attain our overall business plans and objectives. In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk. See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at March 31, 2015 and December 31, 2014 totaled $701.2 million and $642.1 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $282.4 million and $335.0 million at March 31, 2015 and December 31, 2014, respectively. Our liquidity levels measured as the percentage of liquid assets as a percentage of total assets totaled 15.9% and 15.5% at March 31, 2015 and December 31, 2014, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at March 31, 2015 and December 31, 2014 were 9.5% and 7.4%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and range of maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At March 31, 2015, our borrowing capacity with the FHLB of San Francisco was $1.19 billion, with $150.0 million in outstanding borrowings, leaving $1.04 billion in available capacity. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At March 31, 2015, the availability of these lines totaled $100.2 million, with no outstanding borrowings.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1 and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. The amount of capital and classification of capital are also subject to qualitative judgments by regulators about components, type of capital, risk weightings, and other factors. See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding regulatory capital requirements.

As of March 31, 2015, Wilshire Bank qualified as a “well capitalized institution” under the BASEL III regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank as of the dates specified:

		Well-	Capital Ratios as of:
Wilshire Bancorp (Bancorp) &	Minimum	Capitalized	March 31, 2015		December 31, 2014		March 31, 2014
Wilshire Bank (Bank):	Requirement	Requirement	Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	14.64%	14.37%	15.38%	14.97%	16.17%	15.29%
Tier I capital to risk-weighted assets	6.00%	8.00%	13.38%	13.11%	14.13%	13.71%	14.92%	14.03%
Tier I common equity capital to risk-weighted assets	4.50%	6.50%	11.58%	13.11%	N/A	N/A	N/A	N/A
Tier I capital to average quarterly assets	4.00%	5.00%	11.86%	11.62%	12.11%	11.75%	12.50%	11.76%

At March 31, 2015, the Company’s Tier 1 capital totaled $495.2 million, compared with $480.8 million at December 31, 2014. At the Bank level, Tier 1 capital totaled $484.8 million at March 31, 2015, compared with $466.2 million at December 31, 2014. Tier 1 common equity capital totaled $428.3 million for the Company and $484.8 million for the Bank at March 31, 2015.  Tier 1 common equity capital at December 31, 2014 was $411.5 million for the Company and $466.2 million the Bank. The increase in Tier 1 capital and Tier 1 common equity capital for the Company and Bank was primarily due to the income earned during the three months ended March 31, 2015.

The new Basel III capital requirements went effect for the Bank during the first quarter of 2015. The rules include changes to risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under BASEL III, most components of accumulated other comprehensive income are required to be included in regulatory capital for purposes of calculating regulatory capital requirements unless a one-time opt-out option is exercised. The Company through its subsidiary Wilshire Bank, will make the one-time election to opt-out of the requirement to include most accumulated other comprehensive income components in the calculation of tier 1 capital and common equity tier 1 capital in its March 31, 2015, quarterly regulatory filing. By electing to opt-out of this requirement, the Bank can continue to exclude accumulated other comprehensive income components from tier 1 and tier 1 common equity capital.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points would result in a small decrease in the Bank’s net interest income while a reduction in interest rates of 200 basis points or greater would result in a slight increase in net interest income.  The Bank’s EVE is expected to experience a reduction in a declining interest rate environment. However, interest rates are not likely to decline materially at this point in time.  On the other hand, the Bank’s net interest income and EVE are expected to increase in a rising interest rate environment.  Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon. Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximates actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially, if different assumptions are used or actual experience differs from the historical experience on which the assumptions are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at March 31, 2015 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At March 31, 2015
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,547,080	$104,755	$1,746,499	$134,818	$3,533,152
Investment securities	9,570	18,140	174,061	127,597	329,368
Deposits at other institutions	250	7,750	—	—	8,000
Federal funds sold and other cash equivalents	267,774	—	—	—	267,774
Total	$1,824,674	$130,645	$1,920,560	$262,415	$4,138,294

Interest-bearing liabilities:
Savings deposits	$130,645	$—	$—	$—	$130,645
Time deposits of $100,000 or more	441,352	694,445	186,946	—	1,322,743
Other time deposits	55,969	170,840	40,476	9	267,294
Other interest-bearing deposits	916,681	—	—	—	916,681
FHLB advances	100,000	—	50,000	—	150,000
Junior Subordinated Debenture	71,837	—	—	—	71,837
Total	$1,716,484	$865,285	$277,422	$9	$2,859,200

Interest rate sensitivity gap	$108,190	$(734,640)	$1,643,138	$262,406	$1,279,094
Cumulative interest rate sensitivity gap	$108,190	$(626,450)	$1,016,688	$1,279,094
Cumulative interest rate sensitivity gap ratio (based on total assets)	2.45%	-14.19%	23.04%	28.98%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of March 31, 2014. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	26.11%	2.24%
+300	19.33%	3.02%
+200	12.74%	3.84%
+100	6.08%	2.95%
0	—	—
- 100	-0.18%	-7.10%
- 200	0.15%	-18.10%
- 300	0.16%	-21.96%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.         Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $135,000 at both March 31, 2015 and December 31, 2014 and totaled $305,000 at March 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.      Risk Factors

No material changes from previous disclosures in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 1, 2015	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.