Form 10-Q
period 2015-06-30
WILSHIRE BANCORP INC
filed 2015-08-03
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File require78d to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

The number of shares of Common Stock of the registrant outstanding at July 27, 2015 was 78,523,721.

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.               Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$475,834	$233,699
Federal funds sold and other cash equivalents	54	254
Cash and cash equivalents	475,888	233,953

Deposits held in other financial institutions	7,750	8,000
Securities available-for-sale, at fair value (amortized cost of $354 million and $384 million at June 30, 2015 and December 31, 2014, respectively)	358,331	388,367
Securities held-to-maturity, at amortized cost (fair value of $25 thousand and $28 thousand at June 30, 2015 and December 31, 2014, respectively)	24	26
Loans receivable (net of allowance for loan losses of $49 million at June 30, 2015 and December 31, 2014)	3,470,964	3,259,673
Loans held-for-sale, at the lower of cost or market	25,269	11,783
Federal Home Loan Bank (“FHLB”) stock, at cost	16,539	16,539
Other real estate owned (“OREO”)	6,559	7,922
Due from customers on acceptances	3,940	5,611
Cash surrender value of bank owned life insurance	23,610	23,330
Investments in affordable housing partnerships	42,193	44,077
Bank premises and equipment	14,366	13,881
Accrued interest receivable	8,635	8,792
Deferred income taxes	17,475	22,271
Servicing assets	20,123	18,031
Goodwill	67,473	67,473
Core deposits intangibles	3,667	4,155
Other assets	28,291	21,585
TOTAL	$4,591,097	$4,155,469

LIABILITIES:
Deposits:
Non-interest bearing	$1,025,133	$915,413
Interest bearing:
Savings	129,803	128,943
Money market and NOW accounts	991,786	797,666
Time deposits of $100,000 or more	1,475,340	1,291,844
Other time deposits	280,894	267,393
Total deposits	3,902,956	3,401,259

FHLB advances	50,000	150,000
Junior subordinated debentures	71,895	71,779
Commitments to fund investments in affordable housing partnerships	7,429	9,430
Accrued interest payable	2,373	2,228
Bank acceptances outstanding	3,940	5,611
Other liabilities	36,921	25,751
Total liabilities	4,075,514	3,666,058

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at June 30, 2015 and December 31, 2014	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,495,182 and 78,322,462 shares at June 30, 2015 and December 31, 2014, respectively	232,893	232,001
Accumulated other comprehensive income, net of tax	4,187	4,453
Retained earnings	278,503	252,957
Total shareholders’ equity	515,583	489,411

TOTAL	$4,591,097	$4,155,469

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

INTEREST INCOME:
Interest and fees on loans	$41,599	$37,993	$81,687	$75,094
Interest on investment securities	1,929	2,023	3,897	4,124
Interest on federal funds sold and other earning assets	264	92	456	243
Total interest income	43,792	40,108	86,040	79,461

INTEREST EXPENSE:
Interest on deposits	5,661	3,486	10,758	7,162
Interest on FHLB advances and other borrowings	220	67	452	141
Interest on junior subordinated debentures	438	426	866	856
Total interest expense	6,319	3,979	12,076	8,159

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	37,473	36,129	73,964	71,302

PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	—	—	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	37,473	36,129	73,964	71,302

NON-INTEREST INCOME:
Service charges on deposit accounts	3,159	3,174	6,266	6,320
Net gain on sale of loans	4,184	4,687	10,990	9,016
Loan-related servicing fees	1,547	1,314	4,695	3,470
Net change in fair value of derivatives	(155)	—	340	—
Other income	2,579	1,569	4,290	2,924
Total non-interest income	11,314	10,744	26,581	21,730

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,164	12,449	26,829	25,104
FDIC loss-share indemnification asset impairment	—	597	—	597
Occupancy and equipment	3,196	3,444	6,569	6,753
Regulatory assessment fee	575	669	1,174	1,177
Loss on investments in affordable housing partnerships	941	1,347	1,884	2,204
Data processing	1,089	795	2,131	1,758
Professional fees	824	684	1,600	1,380
Amortization of core deposits intangibles	245	235	488	468
Merger related costs	—	213	—	3,577
Other operating expenses	3,633	4,117	6,901	7,789
Total non-interest expense	24,667	24,550	47,576	50,807

INCOME BEFORE INCOME TAXES	24,120	22,323	52,969	42,225
INCOME TAX PROVISION	8,567	7,659	18,797	14,448
NET INCOME	$15,553	$14,664	$34,172	$27,777

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.20	$0.19	$0.44	$0.36
Diluted	$0.20	$0.19	$0.43	$0.35

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,459,708	78,267,128	78,393,475	78,191,872
Diluted	78,818,847	78,613,468	78,736,870	78,554,947

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET INCOME	$15,553	$14,664	$34,172	$27,777

UNREALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE SECURITIES:
Unrealized (losses) gains on securities available-for-sale arising during the period	(2,636)	3,431	(488)	6,553
Less income tax (benefit) expense	(1,108)	1,395	(205)	2,706
Net change in net unrealized (losses) gains on securities available-for-sale	(1,528)	2,036	(283)	3,847

UNREALIZED GAIN (LOSS) ON INTEREST-ONLY STRIP:
Net unrealized (losses) gains on interest-only strips arising during the period	(18)	12	(16)	(7)
Less income tax (benefit) expense	(8)	5	(7)	(3)
Net unrealized changes in net (losses) gains on interest-only strips	(10)	7	(9)	(4)

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	13	12	26	25
Less income tax expense	—	—	—	—
Net changes to BOLI unrecognized prior service cost	13	12	26	25

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	$(1,525)	$2,055	$(266)	$3,868

TOTAL COMPREHENSIVE INCOME	$14,028	$16,719	$33,906	$31,645

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	143,501	680			680
Restricted stock granted	71,950	249			249
Cash dividend declared or accrued:
Common stock ($0.05 per share)				(7,826)	(7,826)
Share-based compensation expense		354			354
Tax benefit from stock options exercised		249			249
Net income				27,777	27,777
Other comprehensive income			3,868		3,868
BALANCE—June 30, 2014	78,276,758	$231,368	$3,845	$229,556	$464,769

			Accumulated
	Common Stock		Other
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2015	78,322,462	$232,001	$4,453	$252,957	$489,411
Stock options exercised	42,225	237			237
Restricted stock granted	130,495	—			—
Cash dividend declared or accrued:
Common stock ($0.11 per share)				(8,617)	(8,617)
Stock dividend related to restricted stock				(9)	(9)
Share-based compensation expense		655			655
Net income				34,172	34,172
Other comprehensive loss			(266)		(266)
BALANCE—June 30, 2015	78,495,182	$232,893	$4,187	$278,503	$515,583

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,172	$27,777
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	737	889
Depreciation of bank premises and equipment	1,877	1,823
Accretion of discount on acquired loans	(4,056)	(5,493)
FDIC loss-share indemnification asset impairment	—	597
Amortization and accretion of liabilities acquired from acquisitions	195	(777)
Amortization of core deposits intangibles	488	468
Provision for losses on other real estate owned	206	268
Deferred tax expense	5,033	4,510
Loss on disposition of bank premises and equipment	18	79
Net realized gain on sale of SBA loans	(4,876)	(8,856)
Net realized gain on sale of residential mortgage loans	(1,189)	(160)
Net realized gain on sale of other loans	(4,925)	—
Origination of SBA loans held-for-sale	(46,399)	(50,744)
Origination of residential mortgage loans held-for-sale	(78,280)	(7,226)
Proceeds from sale of SBA loans held-for-sale	56,498	97,576
Proceeds from sale of residential mortgage loans held-for-sale	60,761	6,286
Change in unrealized appreciation on servicing assets	(244)	(36)
Disposition of servicing rights	399	702
Net realized gain on sale of other real estate owned	(1,133)	(49)
Gain on sale of repossessed assets	—	(20)
Share-based compensation expense	655	603
Change in cash surrender value of life insurance	(280)	(284)
Servicing assets capitalized	(2,247)	(2,725)
Decrease in accrued interest receivable	157	318
Loss on investments in affordable housing partnerships	1,884	2,204
Increase in fair value of derivatives	(340)	—
Increase in other assets	(8,180)	(481)
FHLB stock cash dividend	1,238	544
Increase (decrease) in accrued interest payable	145	(69)
Increase (decrease) in other liabilities	11,918	(7,298)
Net cash provided by operating activities	24,232	60,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	2	5
Proceeds from principal repayment of securities available-for-sale	79,979	30,861
Purchase of securities available-for-sale	(51,167)	—
Net decrease in interest-bearing deposits in other financial institutions	250	510
Net increase in loans receivable	(214,692)	(146,692)
(Payment) receipt of FDIC loss-share indemnification	(1,876)	2,511
Proceeds from sale of other loans held-for-sale	10,413	800
Proceeds from sale of other real estate owned	3,802	2,384
Proceeds from sale of repossessed assets	—	84
Purchases of investments in affordable housing partnerships	(2,002)	(2,274)
Purchases of bank premises and equipment	(1,111)	(716)
Purchase of FHLB stock	—	(1,006)
Net cash used in investing activities	(176,402)	(113,533)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$237	$680
Tax benefit from exercise of stock option	—	249
Payment of cash dividend on common stock	(7,829)	(6,254)
Repayment of FHLB advances	(100,000)	(40,000)
Net increase in deposits	501,697	84,504
Net cash provided by financing activities	394,105	39,179

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	241,935	(13,928)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	233,953	170,654
CASH AND CASH EQUIVALENTS — END OF PERIOD	$475,888	$156,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,931	$8,227
Income taxes paid	$19,218	$12,324
Income tax refunds received	$981	$338

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$1,970	$1,910
Loans transferred to loans receivable from held-for-sale	$5,488	$3,672
Other assets transferred to bank premises and equipment	$1,270	$249
Common stock cash dividend declared, but not paid	$4,711	$3,914

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has 34 full-service branch offices in Southern California, Texas, Georgia, New Jersey, and the greater New York City metropolitan area. We also have six loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

Note 2.     Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of June 30, 2015 and December 31, 2014, consolidated statements of income and consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2015 and June 30, 2014, and consolidated statements of shareholders’ equity and consolidated statements of cash flows for the six months ended June 30, 2015 and June 30, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Note 3.     Recent Acquisitions

During the first quarter of 2015, the Bank purchased certain assets and partially assumed the operations of Bank of Manhattan’s Mortgage Lending Division (“Mortgage Division”). The Mortgage Division was first formed in 2010 and offers conforming, super-conforming, jumbo residential, and other residential mortgage products. The Bank acquired certain assets and liabilities of the Mortgage Division and hired approximately 30 employees consisting of loan managers, loan officers, and operations personnel. In connection with the acquisition, the Bank entered into a sublease agreement with Bank of Manhattan to operate from one of the Mortgage Division’s locations in Southern California. The Mortgage Division has been integrated into the Bank’s existing Mortgage Department, substantially increasing the Bank’s mortgage lending origination platform.

The acquisition was accounted for in accordance with ASC 805 “Business Combinations,” using the acquisition method of accounting and was recorded at estimated fair value on the date of the transaction. The transaction resulted in only the acquisition of fixed assets related to the three locations acquired by the Bank. There were no loans or loan commitments acquired in the transaction. The total purchase price paid to Bank of Manhattan for the transaction was $20,000.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of June 30, 2015 are measured using matrix pricing models in lieu of direct price quotes and is recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for these loans are determined based on sales contracts and commitments. Any subsequent decline in the fair value for impaired loans held-for-sale is recorded as a held-for-sale valuation allowance.  The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

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

Mortgage banking derivatives — Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives are classified as Level 2.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at June 30, 2015 and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of June 30, 2015	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$70,457	$—	$70,457	$—
Mortgage-backed securities (residential)	76,829	—	76,829	—
Collateralized mortgage obligations (residential)	170,333	—	170,333	—
Corporate securities	15,397	—	15,397	—
Municipal bonds	25,315	—	25,315	—
Servicing assets	20,123	—	—	20,123
Mortgage banking derivative assets	360	—	360	—
Mortgage banking derivative liabilities	(20)	—	(20)	—

	Fair Value Measurements Using:
As of December 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$100,362	$—	$100,362	$—
Mortgage-backed securities (residential)	83,367	—	83,367	—
Collateralized mortgage obligations (residential)	163,079	—	163,079	—
Corporate securities	15,514	—	15,514	—
Municipal bonds	26,045	—	26,045	—
Servicing assets	18,031	—	—	18,031

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

(Dollars in Thousands)	At April 1, 2015	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2015	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$19,813	$(708)	$—	$1,018	$—	$20,123	$—

(Dollars in Thousands)	At April 1, 2014	Net Realized Gains (Losses) in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$17,536	$(527)	$—	$1,159	$—	$18,168	$—

(Dollars in Thousands)	At January 1, 2015	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2015	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$18,031	$244	$—	$1,848	$—	$20,123	$—

(Dollars in Thousands)	At January 1, 2014	Net Realized Gains in Net Income	Unrealized Gains in Other Comprehensive Income (Loss)	Net Purchases, Sales and Settlements	Transfers In or Out of Level 3	At June 30, 2014	Net Cumulative Unrealized Loss in Accumulated Other Comprehensive Income (Loss)
Servicing assets	$16,108	$36	$—	$2,024	$—	$18,168	$—

We had no transfers of financial instruments between Level 1, 2, or 3 during the three or six months ended June 30, 2015 and the year ended December 31, 2014.

At June 30, 2015, we had approximately $46.5 million in interest rate lock commitments and $21.9 million in total forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was recorded as a derivative asset of $360,000 and a derivative liability of $20,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of mortgage banking derivatives are included in non-interest income as “net change in fair value of derivatives”.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of June 30, 2015		As of December 31, 2014
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$21,897	$285	$—	$—
Forward sale contracts related to mortgage banking:	12,872	75	—	—

Liabilities:
Forward sale contracts related to mortgage banking:	$9,025	$(20)	$—	$—

The following tables represent the aggregated balance of assets measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014, and the total losses resulting from fair value adjustments on the assets for the periods indicated:

As of June 30, 2015

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Six Months Ended
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$3,192	$3,192	$(274)	$(463)
OREO:
Commercial Real Estate	—	—	147	147	(187)	(187)
Total	$—	$—	$3,339	$3,339	$(461)	$(650)

As of December 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses Twelve Months
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$6,563	$6,563	$(3,698)
Residential Real Estate	—	—	266	266	(179)
OREO:
Commercial Real Estate	—	—	2,770	2,770	(406)
Total	$—	$—	$9,599	$9,599	$(4,283)

Quantitative information about significant unobservable inputs (level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at June 30, 2015 and December 31, 2014 are presented in the tables below:

As of June 30, 2015

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$20,123	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	7.0% - 9.0%
Collateral dependent impaired loans:
Commercial Real Estate	3,192	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	43.86%*
OREO:
Commercial Real Estate	147	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	8.00%*

As of December 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$18,031	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.8% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	6,563	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.60%*
Residential Real Estate	266	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	46.80%*
OREO:
Commercial Real Estate	2,770	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.29%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, estimates of fair value may differ significantly from the amounts presented herein.

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

The fair value of OREO and collateral-dependent impaired loans, including those that are held-for-sale, are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income or cash flows. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments may be made after considering relevant economic and demographic factors with the potential to affect property values. Prospective values are also based on market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types being appraisal.

The table below is a summary of fair value estimates at June 30, 2015 and December 31, 2014, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value options.

		June 30, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$475,834	$475,834	$233,699	$233,699
Federal funds sold	Level 1	54	54	254	254
Deposits held in other financial institutions	Level 1	7,750	7,750	8,000	8,000
Investment securities available-for-sale	Level 2	358,331	358,331	388,367	388,367
Investment securities held-to-maturity	Level 2	24	25	26	28
Loans held-for-sale	Level 2	25,269	26,146	11,783	12,965
Loans receivable—net	Level 3	3,470,964	3,485,034	3,259,673	3,270,398
Federal Home Loan Bank stock	N/A	16,539	N/A	16,539	N/A
Accrued interest receivable	Level 2/3	8,635	8,635	8,792	8,792
Mortgage banking derivatives	Level 2	360	360	—	—
Due from customers on acceptances	Level 1	3,940	3,940	5,611	5,611

Liabilities:
Non-interest bearing deposits	Level 1	$1,025,133	$1,025,133	$915,413	$915,413
Interest bearing deposits	Level 2	2,877,823	2,835,185	2,485,846	2,454,488
Junior subordinated debentures	Level 2	71,895	66,336	71,779	65,834
Short-term FHLB advances	Level 1	—	—	100,000	100,000
Long-term FHLB advances	Level 2	50,000	49,153	50,000	48,698
Accrued interest payable	Level 1/2	2,373	2,373	2,228	2,228
Mortgage banking derivatives	Level 2	20	20	—	—
Acceptances outstanding	Level 1	3,940	3,940	5,611	5,611

Note 5.     Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gains (losses), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2015
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$24	$25	$—	$1	$1
Total investment securities held-to-maturity	$24	$25	$—	$1	$1

Available-for-Sale:
Securities of government sponsored enterprises	$70,841	$70,457	$(482)	$98	$(384)
Mortgage backed securities (residential)	76,560	76,829	(551)	820	269
Collateralized mortgage obligations (residential)	168,232	170,333	(384)	2,485	2,101
Corporate securities	15,005	15,397	—	392	392
Municipal securities	23,604	25,315	—	1,711	1,711
Total investment securities available-for-sale	$354,242	$358,331	$(1,417)	$5,506	$4,089

	As of December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$28	$—	$2	$2
Total investment securities held-to-maturity	$26	$28	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$100,792	$100,362	$(490)	$60	$(430)
Mortgage backed securities (residential)	82,454	83,367	(147)	1,060	913
Collateralized mortgage obligations (residential)	161,584	163,079	(657)	2,152	1,495
Corporate securities	14,994	15,514	—	520	520
Municipal securities	23,966	26,045	—	2,079	2,079
Total investment securities available-for-sale	$383,790	$388,367	$(1,294)	$5,871	$4,577

There were no realized gains or losses on calls or sales of securities for the three and six months ended June 30, 2015 or June 30, 2014. Securities with a total fair value of approximately $348.2 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2015 and December 31, 2014, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to-maturity investment securities and fair value for available-for-sale investment securities) at June 30, 2015:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$24	$—	$—	$24
Total investment securities held-to-maturity	$—	$24	$—	$—	$24

Available-for-Sale:
Securities of government sponsored enterprises	$—	$16,028	$54,429	$—	$70,457
Mortgage backed securities (residential)	5,124	1,412	1,964	68,329	76,829
Collateralized mortgage obligations (residential)	6,751	163,582	—	—	170,333
Corporate securities	7,972	7,425	—	—	15,397
Municipal securities	516	1,247	4,298	19,254	25,315
Total investment securities available-for-sale	$20,363	$189,694	$60,691	$87,583	$358,331

The following tables summarize the gross unrealized losses and fair values of our available-for-sale investment securities, aggregated by investment category and length of time that they have been in continuous unrealized loss positions, at June 30, 2015, and December 31, 2014:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of June 30, 2015		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$44,699	$(212)	$9,730	$(270)	$54,429	$(482)
Mortgage-backed securities (residential)	47,921	(551)	—	—	47,921	(551)
Collateralized mortgage obligations (residential)	12,508	(16)	20,650	(368)	33,158	(384)
Total investment securities	$105,128	$(779)	$30,380	$(638)	$135,508	$(1,417)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of December 31, 2014		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)
Total investment securities	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

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

The Company performs an evaluation of the investment portfolio by assessing individual positions that have fair values that have declined below cost. In assessing whether there is an other-than-temporary impairment, the Company considers:

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

Management determined that any individual unrealized loss as of June 30, 2015 and December 31, 2014 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to both changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored enterprises and federal agencies and therefore rated “Aaa/AAA.” We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At June 30, 2015, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. Unrealized losses on municipal and corporate securities are primarily attributable to both changes in interest rates and a re-pricing of risk in the market. There were no unrealized losses on our municipal or corporate securities at June 30, 2015 and December 31, 2014.

Note 6.   Loans

The following footnote disclosure breaks out the Company’s loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for losses on loans and loan commitments. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:

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

Real estate secured loans — We offer real estate secured loans to finance the acquisition of, or to refinance the existing mortgages on commercial and residential properties. Real estate secured loans are further broken out into classes based on the type of loan and underlying collateral. These classes include SBA loans secured by real estate, residential real estate loans, gas station loans, carwash loans, hotel/motel loans, land loans, and loans secured by all other types of properties.

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

The following table shows the carrying amount of loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp, as well as legacy Wilshire loans:

	At June 30, 2015
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$4,052	$—	$13,390	$17,442
Real estate secured loans	30,937	94,330	272,856	2,356,801	2,754,924
Commercial and industrial	1,356	14,960	15,422	736,259	767,997
Consumer loans	—	—	299	14,356	14,655
Gross Loans	32,293	113,342	288,577	3,120,806	3,555,018
Deferred loans fees and unearned income	—	—	—	(9,964)	(9,964)
Total Loans	32,293	113,342	288,577	3,110,842	3,545,054
Allowance For Loan Losses	(689)	(589)	(387)	(47,156)	(48,821)
Net Loans	$31,604	$112,753	$288,190	$3,063,686	$3,496,233

Held-for-sale loans included above	$—	$—	$—	$25,269	$25,269

	At December 31, 2014
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$3,947	$—	$18,688	$22,635
Real estate secured loans	38,546	101,100	303,699	2,229,639	2,672,984
Commercial and industrial	2,607	20,749	18,672	571,294	613,322
Consumer loans	—	—	646	20,423	21,069
Gross Loans	41,153	125,796	323,017	2,840,044	3,330,010
Deferred loans fees and unearned income	—	—	—	(9,930)	(9,930)
Total Loans	41,153	125,796	323,017	2,830,114	3,320,080
Allowance For Loan Losses	(416)	(769)	(1,281)	(46,158)	(48,624)
Net Loans	$40,737	$125,027	$321,736	$2,783,956	$3,271,456

Held-for-sale loans included above	$—	$—	$—	$11,783	$11,783

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

The difference between contractually required payments at the time of acquisition and the cash flows expected to be collected at the time of acquisition is referred to as the non-accretable difference which is included in the carrying amount of the loans. Subsequent declines to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows results in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the non-accretable difference with a positive impact to interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table represents the carrying balances, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at June 30, 2015, December 31, 2014, and June 30, 2014. The unpaid principal balance, before discount, of ASC 310-30 loans was $10.1 million at June 30, 2015, $11.1 million at December 31, 2014, and $12.8 million at June 30, 2014.

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Non-ASC 310-30 loans	$433,281	$488,625	$559,021
ASC 310-30 loans	931	1,341	1,871
Total outstanding acquired loan balance	434,212	489,966	560,892
Allowance related to acquired loans	(1,665)	(2,466)	(2,056)
Carrying amount, net of allowance	$432,547	$487,500	$558,836

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Breakdown of ASC 310-30 loans
Real Estate Secured	$931	$1,266	$1,787
Commercial & Industrial	—	75	84
Total ASC 310-30 loans	$931	$1,341	$1,871

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three and six months ended June 30, 2015 and June 30, 2014, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$19,852	$30,865	$22,056	$34,201
Discount accretion income recognized	(1,994)	(2,677)	(4,056)	(5,493)
Disposals related to charge-offs	(23)	(306)	(165)	(826)
Balance at end of period	$17,835	$27,882	$17,835	$27,882

The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Six Months Ended
(Dollars in Thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Balance at beginning of period	$18,332	$28,374	$20,400	$31,450
Discount accretion income recognized	(1,834)	(2,619)	(3,895)	(5,410)
Disposals related to charge-offs	(3)	(145)	(10)	(430)
Balance at end of period	$16,495	$25,610	$16,495	$25,610

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balances:
Allowance for loan losses:
Balances at beginning of period	$48,170	$53,464	$48,624	$53,563

Charge-offs:
Real estate secured	249	782	574	1,454
Commercial and industrial	310	1,021	1,309	1,985
Consumer	—	—	—	1
Total charge-offs	559	1,803	1,883	3,440

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	970	586	1,163	1,614
Commercial and industrial	240	408	907	918
Consumer	—	14	10	14
Total recoveries	1,210	1,008	2,080	2,546

Net loan (recoveries) charge-offs	(651)	795	(197)	894

Provision for losses on loans	—	—	—	—
Balances at end of period	$48,821	$52,669	$48,821	$52,669

Allowance for loan commitments:
Balances at beginning of period	$1,023	$1,061	$1,023	$1,061
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,023	$1,061	$1,023	$1,061

Ratios:
Net loan (recoveries) charge-offs to average total loans (annualized)	-0.07%	0.11%	-0.01%	0.06%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.38%	1.77%	1.38%	1.77%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	-1.33%	1.51%	-0.40%	1.70%
Net loan (recoveries) charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	June 30, 2015			December 31, 2014
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$150	$17,442	0.86%	$220	$22,635	0.97%
Real estate secured	32,103	2,730,359	1.18%	31,889	2,662,129	1.20%
Commercial and industrial	16,422	767,293	2.14%	16,302	612,394	2.66%
Consumer	146	14,655	1.00%	213	21,069	1.01%
Total gross loans receivable *	$48,821	$3,529,749	1.38%	$48,624	$3,318,227	1.47%

* Held-for-sale loans of $25.3 million and $11.8 million at June 30, 2015 and December 31, 2014, respectively, were excluded from the total.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended June 30, 2015, and June 30, 2014:

	June 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$268	$31,072	$16,667	$163	$48,170
Total charge-offs	—	(249)	(310)	—	(559)
Total recoveries	—	970	240	—	1,210
Provision (credit) for losses on loans	(118)	310	(175)	(17)	—
Balance at end of quarter	$150	$32,103	$16,422	$146	$48,821

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$791	$39,164	$13,353	$156	$53,464
Total charge-offs	—	(782)	(1,021)	—	(1,803)
Total recoveries	—	586	408	14	1,008
Provision (credit) for losses on loans	(84)	(173)	298	(41)	—
Balance at end of quarter	$707	$38,795	$13,038	$129	$52,669

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the six months ended June 30, 2015, and June 30, 2014:

	June 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of year	$220	$31,889	$16,302	$213	$48,624
Total charge-offs	—	(574)	(1,309)	—	(1,883)
Total recoveries	—	1,163	907	10	2,080
Provision (credit) for losses on loans	(70)	(375)	522	(77)	—
Balance at end of quarter	$150	$32,103	$16,422	$146	$48,821

	June 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of year	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(1,454)	(1,985)	(1)	(3,440)
Total recoveries	—	1,614	918	14	2,546
Provision (credit) for losses on loans	(107)	(2,766)	2,867	6	—
Balance at end of quarter	$707	$38,795	$13,038	$129	$52,669

The allowance for loan losses is comprised of a general valuation allowance (“GVA”) based on quantitative and qualitative analyses of the loan portfolio and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower currently undergoing financial difficulties. At June 30, 2015, the outstanding balance of impaired loans totaled $72.7 million, of which $23.4 million had specific reserves of $7.4 million. At December 31, 2014, the outstanding balance of impaired loans totaled $69.9 million, of which $21.9 million had specific reserves of $9.0 million.

On a quarterly basis, we utilize a classification migration model combined with individual loan impairment as starting points for determining the adequacy of our allowance for losses on loans. Our loss migration analysis tracks a certain number of quarters of individual loan loss history to determine historical losses by classification category for different loan types, except for certain loans which are analyzed as homogeneous loan pools (i.e., residential mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). These calculated loss factors are then applied to the balance of non-impaired loans. The Company also records a reserve for loan commitments based on historical loss rates and an internally defined utilization rate of exposure for unused off-balance sheet loan commitments.

To establish an adequate allowance, we must be able to recognize when loans initially become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful is assigned to every loan in the portfolio with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans. The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass — Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

Watch — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

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

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances at June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$53,307	$19,357	$—	$72,664
Specific valuation allowance	$—	$1,676	$5,715	$—	$7,391
Coverage ratio	0.00%	3.14%	29.52%	0.00%	10.17%

Non-impaired loans	$17,442	$2,677,052	$747,936	$14,655	$3,457,085
General valuation allowance	$150	$30,427	$10,707	$146	$41,430
Coverage ratio	0.86%	1.14%	1.43%	1.00%	1.20%

Gross loans receivable	$17,442	$2,730,359	$767,293	$14,655	$3,529,749
Allowance for loan losses	$150	$32,103	$16,422	$146	$48,821
Allowance coverage ratio	0.86%	1.18%	2.14%	1.00%	1.38%

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$52,510	$17,371	$—	$69,881
Specific valuation allowance	$—	$1,886	$7,123	$—	$9,009
Coverage ratio	0.00%	3.59%	41.01%	0.00%	12.89%

Non-impaired loans	$22,635	$2,609,619	$595,023	$21,069	$3,248,346
General valuation allowance	$220	$30,003	$9,179	$213	$39,615
Coverage ratio	0.97%	1.15%	1.54%	1.01%	1.22%

Gross loans receivable	$22,635	$2,662,129	$612,394	$21,069	$3,318,227
Allowance for loan losses	$220	$31,889	$16,302	$213	$48,624
Allowance coverage ratio	0.97%	1.20%	2.66%	1.01%	1.47%

At June 30, 2015 and December 31, 2014, loans acquired with deteriorated credit quality (ASC 310-30 formerly SOP 03-3 loans) totaled $931,000 and $1.3 million, respectively. At June 30, 2015, loans acquired with deteriorated credit quality had no related allowance, and at December 31, 2014, total allowance recorded for these loans totaled $253,000. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$931	$—	$—	$931
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

Impaired loan net principal balances are broken down by those with specific reserves and without specific reserves, as shown in the following table for June 30, 2015 and December 31, 2014:

	For Quarter Ended
(Dollars in Thousands)	June 30, 2015	December 31, 2014
With Specific Reserves
Without Charge-Offs	$23,436	$21,597
With Charge-Offs	—	295
Without Specific Reserves
Without Charge-Off	38,907	31,335
With Charge-Offs	10,321	16,654
Total Impaired Loans*	72,664	69,881
Allowance on Impaired Loans	(7,391)	(9,009)
Impaired Loans Net of Allowance	$65,273	$60,872

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $67.5 million and $65.6 million at June 30, 2015 and December 31, 2014, respectively.

Net principal balance and average balances for impaired loans with specific reserves, and those without specific reserves, at June 30, 2015 and December 31, 2014 are presented in the following tables by loan class:

	June 30, 2015				December 31, 2014
			3 Months	6 Months			12 Months
			Ended	Ended			Ended
		Related	Average	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Balance	Allowance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	—	272	6	379
SBA Real Estate	2,774	900	3,173	3,232	1,145	310	1,220
Gas Station	631	1	633	635	640	65	650
Carwash	—	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	2,104	469	2,068
Land	—	—	—	—	—	—	—
Other	7,440	775	7,499	7,525	5,950	1,036	6,051
Commercial & Industrial:
SBA Commercial	834	711	983	1,072	941	725	1,041
Commercial	11,757	5,004	12,132	12,232	10,840	6,398	14,016
Consumer	—	—	—	—	—	—	—
Total With Related Allowance	23,436	7,391	24,420	24,696	21,892	9,009	25,425

Without Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	991	—	1,138	1,140	561	—	580
SBA Real Estate	5,732	—	8,266	8,373	7,781	—	6,336
Gas Station	5,028	—	5,048	5,068	4,765	—	5,086
Carwash	5,334	—	5,513	5,531	5,626	—	6,128
Hotel/Motel	5,671	—	5,956	6,002	3,629	—	3,873
Land	—	—	—	—	258	—	262
Other	19,706	—	20,497	20,565	19,779	—	22,551
Commercial & Industrial:
SBA Commercial	1,971	—	2,166	2,244	446	—	516
Commercial	4,795	—	5,073	5,160	5,144	—	5,720
Consumer	—	—	—	—	—	—	—
Total Without Related Allowance	49,228	—	53,657	54,083	47,989	—	51,052
Total Impaired Loans	$72,664	$7,391	$78,077	$78,779	$69,881	$9,009	$76,477

Income recognized on payments received from impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended June 30, 2015, December 31, 2014, and June 30, 2014 totaled $628,000, $1.4 million, and $1.1 million, respectively. The cash basis income recognized from impaired loans for the six months ended June 30, 2015 and June 30, 2014 totaled $1.0 million and $1.6 million, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at June 30, 2015 and December 31, 2014, are presented in the following table by loan class:

	June 30, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	234	—	601	835	454	280	449	1,183
SBA Real Estate	1,681	455	1,023	3,159	1,623	129	399	2,151
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	770	770	—	—	770	770
Hotel/Motel	—	132	1,082	1,214	—	—	1,162	1,162
Other	183	6,181	5,705	12,069	770	1,027	9,030	10,827
Commercial & Industrial:
SBA Commercial	131	192	223	546	193	369	—	562
Commercial	614	315	2,141	3,070	1,281	598	416	2,295
Consumer	—	—	—	—	—	—	—	—
Total Legacy Loans	2,843	7,275	11,545	21,663	4,321	2,403	12,226	18,950
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	135	135	—	—	134	134
SBA Real Estate	1,073	403	41	1,517	262	—	105	367
Gas Station	—	624	—	624	—	—	—	—
Carwash	89	—	—	89	—	—	—	—
Hotel/Motel	—	—	—	—	232	—	—	232
Other	543	—	1,193	1,736	188	246	3,030	3,464
Commercial & Industrial:
SBA Commercial	65	—	9	74	176	22	—	198
Commercial	—	206	479	685	528	300	2,008	2,836
Consumer	—	—	—	—	—	—	—	—
Total Acquired Loans	1,770	1,233	1,857	4,860	1,386	568	5,277	7,231
Total Past Due Loans	$4,613	$8,508	$13,402	$26,523	$5,707	$2,971	$17,503	$26,181

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$248	$323	$11,545	$12,116	$116	$904	$12,226	$13,246
Acquired Loans	750	609	1,857	3,216	426	246	5,277	5,949
Non-Accrual Loans Listed Above	$998	$932	$13,402	$15,332	$542	$1,150	$17,503	$19,195

*  Total past due balances are net of SBA guaranteed portions totaling $5.9 million and $7.7 million at June 30, 2015 and December 31, 2014, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at June 30, 2015 and December 31, 2014 are presented in the following table by loan class:

	June 30, 2015			December 31, 2014
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:			—
Residential Real Estate	941	—	941	784	—	784
SBA Real Estate	1,784	—	1,784	632	—	632
Gas Station	—	—	—	28	—	28
Carwash	2,368	—	2,368	2,629	—	2,629
Hotel/Motel	2,200	—	2,200	2,328	—	2,328
Land	—	—	—	—	—	—
Other	10,249	—	10,249	12,852	—	12,852
Commercial & Industrial:
SBA Commercial	410	—	410	360	—	360
Other Commercial	5,942	—	5,942	5,150	—	5,150
Consumer	—	—	—	—	—	—
Total Legacy Loans	23,894	—	23,894	24,763	—	24,763
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	135	—	135	134	—	134
SBA Real Estate	1,538	—	1,538	1,828	—	1,828
Gas Station	—	—	—	2,185	—	2,185
Carwash	—	—	—	—	—	—
Hotel/Motel	893	—	893	718	—	718
Land	—	—	—	—	—	—
Other	3,127	—	3,127	5,429	—	5,429
Commercial & Industrial:
SBA Commercial	10	—	10	42	—	42
Other Commercial	1,255	—	1,255	2,166	—	2,166
Consumer	—	—	—	—	—	—
Total Acquired Loans	6,958	—	6,958	12,502	—	12,502
Total	$30,852	$—	$30,852	$37,265	$—	$37,265

*  Balances are net of SBA guaranteed portions totaling $7.6 million and $8.5 million at June 30, 2015 and December 31, 2014, respectively.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2015 and June 30, 2014. Additional income of approximately $97,000 and $264,000 would have been recorded during the three months ended June 30, 2015 and June 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.  Additional income of approximately $208,000 and $683,000 would have been recorded during the six months ended June 30, 2015 and June 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at June 30, 2015 and December 31, 2014 are presented in the following table by classes of loans:

	June 30, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	2,897	—	2,897	—	1,636	272	1,908
SBA Real Estate	3,504	9,679	180	13,363	2,860	5,842	189	8,891
Gas Station	4,913	3,433	—	8,346	1,126	5,794	—	6,920
Carwash	8,402	1,599	770	10,771	6,800	1,859	770	9,429
Hotel/Motel	1,160	1,563	1,082	3,805	1,207	1,616	1,162	3,985
Land	—	—	—	—	258	—	—	258
Other	31,834	29,375	3,067	64,276	28,064	16,801	9,251	54,116
Commercial & Industrial:
SBA Commercial	1,345	2,310	—	3,655	690	2,145	—	2,835
Other Commercial	16,684	25,774	—	42,458	11,914	20,699	—	32,613
Consumer	—	1	—	1	—	1	—	1
Total Legacy Loans	67,842	76,631	5,099	149,572	52,919	56,393	11,644	120,956
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	135	—	135	—	134	—	134
SBA Real Estate	2,553	4,550	41	7,144	2,400	4,397	41	6,838
Gas Station	624	792	—	1,416	645	2,987	—	3,632
Carwash	4,479	—	—	4,479	8,480	—	—	8,480
Hotel/Motel	—	4,246	—	4,246	—	4,364	—	4,364
Land	—	—	—	—	—	—	—	—
Other	8,532	7,174	161	15,867	10,503	10,279	160	20,942
Commercial & Industrial:
SBA Commercial	391	1,030	—	1,421	653	639	—	1,292
Other Commercial	1,574	2,108	—	3,682	1,175	3,112	107	4,394
Consumer	123	—	—	123	131	—	—	131
Total Acquired Loans	18,276	20,035	202	38,513	23,987	25,912	308	50,207
Total Loans	$86,118	$96,666	$5,301	$188,085	$76,906	$82,305	$11,952	$171,163

* Balances are net of SBA guaranteed portions totaling $7.3 million and $11.2 million at June 30, 2015 and December 31, 2014, respectively.

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or equal to or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired regardless of whether it is performing or non-performing. At June 30, 2015, the balance of non-accrual TDR loans totaled $6.9 million, and TDR loans performing in accordance with their modified terms totaled $36.0 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million. The increase in TDR loans experienced during the six months ended June 30, 2015 was largely due to the modification one loan totaling $4.7 million.  This loan which was modified during the first quarter of 2015, was given a maturity extension due to difficulties experienced by the borrower. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three and six months ended June 30, 2015 and June 30, 2014.

The following tables present the total balance of TDR loans by loan type and types of concessions made at June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$15,279	$12,985	$1,160	$29,424
Commercial & Industrial	2,219	9,425	1,825	13,469
Total TDR Loans	$17,498	$22,410	$2,985	$42,893

	December 31, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$16,431	$7,890	$775	$25,096
Commercial & Industrial	2,656	7,389	1,969	12,014
Total TDR Loans	$19,087	$15,279	$2,744	$37,110

* SBA guaranteed portions totaled $873,000 and $1.6 million at June 30, 2015 and December 31, 2014, respectively.

The following table represents the roll-forward of TDR loans with additions and reductions for the quarters ended June 30, 2015 and June 30, 2014:

	Three Months Ended
(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2015	June 30, 2014
Balance at Beginning of Period	$40,294	$40,128
New TDR Loans Added	4,072	836
TDR Loans Paid Off	(324)	(1,550)
Reductions Due to Charge-Offs	(364)	(65)
Other Changes (Payments, Amortization, and Other)	(785)	(458)
Balance at End of Period	$42,893	$38,891

The following table represents the roll-forward of TDR loans with addition and reductions for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended
(Dollars in Thousands, Net of SBA Guarantee)	June 30, 2015	June 30, 2014
Balance at Beginning of Period	$37,110	$36,220
New TDR Loans Added	9,839	5,810
TDR Loans Paid Off	(959)	(1,550)
Reductions Due to Charge-Offs	(523)	(503)
Other Changes (Payments, Amortization, and Other)	(2,574)	(1,086)
Balance at End of Period	$42,893	$38,891

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended June 30, 2015 and June 30, 2014:

	June 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$894	$426	$—	$1,320
Commercial & Industrial	16	2,202	—	2,218
Total TDR Loans	$910	$2,628	$—	$3,538

Post-Modification Balance:
Real Estate Secured	$891	$964	$—	$1,855
Commercial & Industrial	16	2,201	—	2,217
Total TDR Loans	$907	$3,165	$—	$4,072

Number of Loans:
Real Estate Secured	1	2	—	3
Commercial & Industrial	1	8	—	9
Total TDR Loans	2	10	—	12

	June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$467	$—	$467
Commercial & Industrial	350	24	—	374
Total TDR Loans	$350	$491	$—	$841

Post-Modification Balance:
Real Estate Secured	$—	$463	$—	$463
Commercial & Industrial	349	24	—	373
Total TDR Loans	$349	$487	$—	$836

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	7	1	—	8
Total TDR Loans	7	3	—	10

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the six months ended June 30, 2015 and June 30, 2014:

	June 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$894	$5,375	$402	$6,671
Commercial & Industrial	36	2,643	—	2,679
Total TDR Loans	$930	$8,018	$402	$9,350

Post-Modification Balance:
Real Estate Secured	$891	$5,886	$401	$7,178
Commercial & Industrial	36	2,625	—	2,661
Total TDR Loans	$927	$8,511	$401	$9,839

Number of Loans:
Real Estate Secured	1	4	1	6
Commercial & Industrial	2	12	—	14
Total TDR Loans	3	16	1	20

	June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,003	$4,335	$5,338
Commercial & Industrial	391	129	—	520
Total TDR Loans	$391	$1,132	$4,335	$5,858

Post-Modification Balance:
Real Estate Secured	$—	$977	$4,323	$5,300
Commercial & Industrial	391	119	—	510
Total TDR Loans	$391	$1,096	$4,323	$5,810

Number of Loans:
Real Estate Secured	—	4	1	5
Commercial & Industrial	10	4	—	14
Total TDR Loans	10	8	1	19

At June 30, 2015 and June 30, 2014, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the twelve months ended June 30, 2015 and June 30, 2014, and had payment defaults during period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be considered a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three and six months ended June 30, 2015 and June 30, 2014.

	TDRs With Payment Defaults During the Three Months Ended June 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$393	$—	$393
Commercial & Industrial	—	65	—	65
Total TDRs Defaulted	$—	$458	$—	$458

Post-Modification Balance:
Real Estate Secured	$—	$380	$—	$380
Commercial & Industrial	—	61	—	61
Total TDRs Defaulted	$—	$441	$—	$441

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	—	1	—	1
Total TDRs Defaulted	—	3	—	3

	TDRs With Payment Defaults During the Three Months Ended June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$520	$—	$520
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$520	$—	$520

Post-Modification Balance:
Real Estate Secured	$—	$498	$—	$498
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$498	$—	$498

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	—	1	—	1

	TDRs With Payment Defaults During the Six Months Ended June 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$—	$393	$—	$393
Commercial & Industrial	1,121	65	—	1,186
Total TDRs Defaulted	$1,121	$458	$—	$1,579

Post-Modification Balance:
Real Estate Secured	$—	$380	$—	$380
Commercial & Industrial	1,121	61	—	1,182
Total TDRs Defaulted	$1,121	$441	$—	$1,562

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	1	1	—	2
Total TDRs Defaulted	1	3	—	4

	TDRs With Payment Defaults During the Six Months Ended June 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$417	$520	$—	$937
Commercial & Industrial	3	—	—	3
Total TDRs Defaulted	$420	$520	$—	$940

Post-Modification Balance:
Real Estate Secured	$384	$498	$—	$882
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$384	$498	$—	$882

Number of Loans:
Real Estate Secured	1	1	—	2
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted	2	1	—	3

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except per Share Data)	2015	2014	2015	2014
Numerator:
Net income	$15,553	$14,664	$34,172	$27,777
Denominator for basic earnings per share:
Weighted-average shares	78,459,708	78,267,128	78,393,475	78,191,872
Effect of dilutive securities:
Stock option dilution	359,139	346,340	343,395	363,075
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,818,847	78,613,468	78,736,870	78,554,947
Basic earnings per common share	$0.20	$0.19	$0.44	$0.36
Diluted earnings per common share	$0.20	$0.19	$0.43	$0.35

For the three months and six months ended June 30, 2015, stock option awards totaling 48,900 and 237,900, respectively, were excluded from the dilutive earnings per common share calculation because the shares, if issued, would be anti-dilutive. Stock option awards of 276,075 were excluded from the dilutive earnings per common share calculation for the three and six months ended June 30, 2014 because the shares, if issued, would be anti-dilutive.

Note 8.         FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At June 30, 2015, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $1.32 billion at June 30, 2015, with $50 million in borrowings outstanding and a remaining borrowing capacity of $1.24 billion.  During the second quarter of 2015, the Company paid off $100.0 million of its overnight borrowings from the FHLB.

During the third quarter of 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance. The advance matures on September 23, 2019, and interest rate was 1.52% as of June 30, 2015. The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. Therefore the interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves. During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years. The advance which will be funded on September 22, 2015, will mature on September 23, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

The Company’s outstanding advances and forward commitment with the FHLB are not measured for fair value as they fail to meet the definition of a derivative. Derivative accounting is not required for the interest rate cap as it is “clearly and closely” related to the host instrument and does not meet the criteria set forth in ASC 815 “Derivatives and Hedging.”  The forward commitment with the FHLB also fails to meet criteria in ASC 815 to be accounted for as a derivative.

The following table shows the Company’s outstanding advance from FHLB at June 30, 2015:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$50,000	1.52%	3 Month LIBOR + 1.2425%	09/22/2014	09/23/2019

* The advance has an interest rate adjustment cap of 1.00% throughout the term of the advance.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	Three Months Ended
(Dollars in Thousands)	June 30, 2015	December 31, 2014
Balance at quarter end	$50,000	$150,000
Average balance during the quarter	112,088	150,000
Maximum amount outstanding at any month-end	150,000	150,000
Average interest rate during the quarter	0.79%	0.63%
Weighted average interest rate at quarter-end	1.52%	0.68%

Junior subordinated debentures at June 30, 2015 totaled $71.9 million, compared to $71.8 million at December 31, 2014. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. These debentures were acquired by the Company at a fair value of $9.7 million, or a discount of $10.9 million.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at June 30, 2015:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date	Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.073%	09/17/2015 (1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.683%	09/15/2015 (2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.663%	09/15/2015 (3)	09/15/2037
Saehan Capital Trust I	03/30/2007	10,038	3 Month LIBOR + 1.62%	1.903%	09/30/2015 (4)	03/30/2037
		$71,895

(1)         The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is September 17, 2015.

(2)         The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is September 15, 2015.

(3)         The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is September 15, 2015.

(4)         The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is September 30, 2015.

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended June 30, 2015
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$5,894	$300	$(482)	$5,712
Other comprehensive (loss) income before reclassification	(2,636)	(18)	13	(2,641)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	1,108	8	—	1,116
Current period changes net of taxes	(1,528)	(10)	13	(1,525)
Balance at end of period	$4,366	$290	$(469)	$4,187

	Three Months Ended June 30, 2014
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$2,003	$319	$(532)	$1,790
Other comprehensive income (loss) before reclassification	3,431	12	12	3,455
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(1,395)	(5)	—	(1,400)
Current period changes net of taxes	2,036	7	12	2,055
Balance at end of period	$4,039	$326	$(520)	$3,845

	Six Months Ended June 30, 2015
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,649	$299	$(495)	$4,453
Other comprehensive income (loss) before reclassification	(488)	(16)	26	(478)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	205	7	—	212
Current period changes net of taxes	(283)	(9)	26	(266)
Balance at end of period	$4,366	$290	$(469)	$4,187

	Six Months Ended June 30, 2014
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$192	$330	$(545)	$(23)
Other comprehensive income (loss) before reclassification	6,553	(7)	25	6,571
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(2,706)	3	—	(2,703)
Current period changes net of taxes	3,847	(4)	25	3,868
Balance at end of period	$4,039	$326	$(520)	$3,845

For the three and six months ended June 30, 2015 and June 30, 2014, there were no reclassifications from other comprehensive income.

Note 10. Business Segment Reporting

The Company is managed as a single business segment and not as separate segments. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We consider “Banking Operations” to be our single combined operating segment which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

Note 11. Commitments and Contingencies

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, mortgage derivatives, and operating lease commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2015, we had approximately $46.5 million in interest rate lock commitments and $21.9 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments and forward commitments at December 31, 2014. All derivative instruments are recognized on the balance sheet at their fair value.

Commitments at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$417,742	$391,728
Standby letters of credit	223	1,391
Commercial letters of credit	71,703	61,518
Commitments to fund investments in affordable housing partnerships	7,429	9,430
Interest rate lock	46,493	—
Forward sales commitments	21,897	—
Operating lease commitments	26,069	25,640

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $78,000 at June 30, 2015, $135,000 at December 31, 2014, and totaled $69,000 at June 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.        Income Tax Provision

For the second quarter of 2015, the Company had an income tax provision totaling $8.6 million on pretax income of $24.1 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $7.7 million on pretax net income of $22.3 million, representing an effective tax rate of 34.3% for the second quarter of 2014.

For the first half of 2015, we recorded an income tax provision of $18.8 million on pretax income of $53.0 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $14.4 million on pretax net income of $42.2 million, representing an effective tax rate of 34.2% for the same period in 2014.

The Company had unrecognized tax benefits of $2.1 million and $2.9 million at June 30, 2015 and December 31, 2014, respectively that related to uncertainties associated with federal and state income tax matters. The Company believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $300,000 in the next twelve months. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended June 30, 2015, the Company recognized approximately $7,000 in interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $303,000 and $287,000 at June 30, 2015 and December 31, 2014, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2015, the Company believes it can reliably project its pretax income for 2015 and had determined the tax provision using an estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2015 and December 31, 2014.

Note 13.        Recent Accounting Pronouncements

In January 2014, the FASB issued guidance ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. All of the Company’s investments in affordable housing partnerships are within the scope of this guidance. The Company adopted ASU 2014-01 in the first quarter of 2015, but did not elect to use the proportional amortization method of accounting. Total tax credit related to affordable housing project investments realized in the three and six months ended June 30, 2015 was $1.4 million and $2.8 million, respectively. The Company has not had any impairment losses related to investments in affordable housing partnerships.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 is intended to address stakeholders’ concerns about the accounting for consolidation of certain legal entities. ASU 2015-02 has provisions that affect limited partnerships and similar legal entities, the evaluation of fee arrangements as variable interests and the effect fee arrangements have on the primary beneficiary determination. ASU 2015-02 also rescinds the indefinite deferral included in ASU 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds, for legal entities operated in accordance with the requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the effects of ASU 2015-02 on its financial statements and disclosures, if any

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the effects of ASU 2015-05 on its financial statements and disclosures, if any.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2015-07 provides clarification on how certain investments measured at net asset value with redemption dates into the future are categorized in the fair value hierarchy.  Under ASU 2015-07 investments measured at net asset value (“NAV”) per share under the existing practical expedient are no longer required to be categorized under fair value measurement rules. ASU 2015-07 also revises the disclosure requirements to focus only on those investments where the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the effects of ASU 2015-07 on its financial statements and disclosures, if any.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and six months ended June 30, 2015 and June 30, 2014, financial condition as of June 30, 2015 and December 31, 2014, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements, except as required by law. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 including the following:

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

•                  Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property.

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

These factors and the risk factors referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended June 30, 2015, December 31, 2014, and June 30, 2014, and the period end balances at June 30, 2015, December 31, 2014, and June 30, 2014. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	June 30, 2015	December 31, 2014	June 30, 2014
Net income	$15,553	$16,103	$14,664
Net income per common share, basic	0.20	0.21	0.19
Net income per common share, diluted	0.20	0.20	0.19
Net interest income before provision for losses on loans and loan commitments	37,473	37,467	36,129
Average balances:
Assets	4,472,065	4,049,930	3,614,014
Cash and cash equivalents	443,484	274,582	149,384
Investment securities	339,876	366,229	338,060
Total loans	3,481,181	3,200,538	2,923,225
Total deposits	3,736,003	3,292,557	2,896,815
Shareholders’ equity	513,338	485,482	459,423
Performance Ratios:
Annualized return on average assets	1.39%	1.59%	1.62%
Annualized return on average equity	12.12%	13.27%	12.77%
Net interest margin	3.59%	4.00%	4.35%
Efficiency ratio	50.56%	49.53%	52.38%
Capital Ratios:
Tier 1 capital to adjusted total average assets	11.64%	12.11%	12.89%
Tier 1 common equity capital to risk-weighted assets	11.91%	N/A	N/A
Tier 1 capital to risk-weighted assets	13.78%	14.13%	15.05%
Total capital to risk-weighted assets	15.03%	15.38%	16.31%

	Period End Balance as of:
	June 30, 2015	December 31, 2014	June 30, 2014
Total assets	$4,591,097	$4,155,469	$3,681,261
Investment securities	358,355	388,393	327,269
Net loans	3,496,233	3,271,456	2,923,433
Total deposits	3,902,956	3,401,259	2,956,014
Junior subordinated debentures	71,895	71,779	71,665
FHLB advances	50,000	150,000	150,260
Total common equity	515,583	489,411	464,769

Asset Quality Ratios: (Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off to average total loans (annualized)	-0.07%	0.56%	0.11%
Non-performing loans to total loans	0.87%	1.12%	1.42%
Non-performing assets to total loans and other real estate owned	1.05%	1.36%	1.64%
Allowance for loan losses to gross loans receivable *	1.38%	1.47%	1.77%
Allowance for loan losses to non-performing loans	158.24%	130.48%	124.34%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, Georgia, New Jersey, and New York. In addition to our branch offices, we also have six loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

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

Net interest income before provision for losses on loans and loan commitments increased $1.4 million, or 3.7%, to $37.5 million for the second quarter of 2015, compared to $36.1 million for the second quarter of 2014. Net interest income before provision for losses on loans and loan commitments for the six months ended June 30, 2015 was $74.0 million, an increase of $2.7 million, or 3.7%, from $71.3 million for the six months ended June 30, 2014. Net interest margin of 3.59% for the second quarter of 2015 was 76 basis points lower than net interest margin of 4.35% for the previous year’s same quarter. Net interest margin for the first half of 2015 was 3.64%, down 65 basis points from net interest margin of 4.29% for the first half of 2014. Excluding the effect of the amortization/accretion of the purchase accounting adjustments for the acquisitions for Saehan Bancorp and BankAsiana, net interest margin was 3.42% for the second quarter of 2015 and 3.46% for the first half of 2015, compared to 4.00% for the second quarter of 2014 and 3.93% for the first half of 2014.  The decline in NIM for periods in 2015 compared to 2014 was due to a decline in loan yields, a decline in discount accretion income, and an increase in cash at the Federal Reserve Bank earing just 25 basis points.

The increase in net interest income for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to the overall increase in loans. Total loan discount accretion income for the second quarter of 2015 was $2.0 million, compared to $2.7 million for the second quarter of 2014. Loan discount accretion income for the six months ended June 30, 2015 was $4.1 million, compared to $5.5 million for the six months ended June 30, 2014.

Interest income for the second quarter of 2015 totaled $43.8 million, an increase of $3.7 million, or 9.2%, from $40.1 million for the second quarter of 2014. Interest income for the six months ended June 30, 2015 totaled $86.0 million, an increase of $6.5 million, or 8.3%, from $79.5 million for the six months ended June 30, 2014. The increase in interest income was due to additional interest income from the increase in loans.

The average balance of total loans increased from $2.92 billion for the second quarter of 2014 and $2.90 billion for the second half of 2014, to $3.48 billion for the second quarter of 2015 and $3.42 billion for the second half of 2015. The increase in average total loans for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to an increase in loan originations during the second half of 2014 and first half of 2015. Loan yields for the three months ended June 30, 2015 decreased to 4.78%, from 5.20% for the three months ended June 30, 2014. Loan yields decreased to 4.78% for the first half of 2015, compared to 5.18% for the first half of 2014. The decrease in loan yields for periods in 2015 compared to periods in 2014 was due to a decline in discount accretion income and new loans that were originated at rates lower than the existing loan portfolio. Excluding the effect of the discount accretion on acquired loans from Saehan and BankAsiana, loan yields were 4.57% for the second quarter of 2015 and 4.56% for the first half of 2015, compared to 4.85% for the second quarter of 2014 and 4.81% for the first half of 2014.

Total interest expense increased $2.3 million, or 58.8%, to $6.3 million for the second quarter of 2015, compared to $4.0 million for the second quarter of 2014. Interest expense for the first six months of 2015 was $12.1 million, an increase of $3.9 million, or 48.0%, compared to $8.2 million for the first six months of 2014. The average balance of our interest bearing liabilities for the three and six months ended June 30, 2015 totaled $2.93 billion and $2.86 billion, respectively, an increase from $2.25 billion and $2.28 billion, respectively, for the three and six months ended June 30, 2014. The increase in interest expense and average interest bearing liabilities for the three and six month ended June 30, 2015, compared to the three and six months ended June 30, 2014, was due largely to an increase in jumbo time deposits from the Bank’s deposit campaign. The deposit campaign was initially started during the second half of 2014 in an attempt to increase deposits to improve liquidity, reduce our loans to deposits ratio, and raise funds for the high level of loan growth that we were experiencing at the time.  The success of the deposit campaign led to a large increase in deposits and a reduction to our loans to deposits ratios.

Subsequently the deposit campaign was halted during the first half of 2015 due the increase in excess liquidity and the slowing of loan growth toward the end of the first half of 2015. Total cost of interest bearing liabilities increased to 0.86% and 0.84% for the three and six months ended June 30, 2015, respectively, from 0.71% and 0.72% for the three and six months ended June 30, 2014, respectively.

The following tables set forth, for the periods indicated, our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,481,181	$41,599	4.78%	$2,923,225	$37,993	5.20%
Securities of government sponsored enterprises	298,898	1,561	2.09%	273,743	1,503	2.20%
Other investment securities (2)	40,978	368	5.23%	64,317	520	4.32%
Deposits held in other financial institutions	7,986	32	1.60%	20,539	70	1.36%
Federal funds sold and others earnings asset	368,254	232	0.25%	55,186	22	0.16%
Total interest-earning assets	4,197,297	43,792	4.19%	3,337,010	40,108	4.83%
Total non-interest-earning assets	274,768			277,004
Total assets	$4,472,065			$3,614,014

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$891,494	$1,464	0.66%	$770,512	$1,276	0.66%
NOW deposits	28,704	20	0.28%	34,812	16	0.18%
Savings deposits	129,805	494	1.52%	120,274	445	1.48%
Time deposits of $100,000 or more	1,417,860	3,061	0.86%	865,110	1,296	0.60%
Other time deposits	276,973	622	0.90%	235,907	453	0.77%
FHLB advances and other borrowings	112,088	220	0.79%	150,280	67	0.18%
Junior subordinated debenture	71,857	438	2.44%	71,631	426	2.38%
Total interest-bearing liabilities	2,928,781	6,319	0.86%	2,248,526	3,979	0.71%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	991,167			870,200
Other liabilities	38,779			35,865
Total non-interest-bearing liabilities	1,029,946			906,065

Shareholders’ equity	513,338			459,423
Total liabilities and shareholders’ equity	$4,472,065			$3,614,014

Net interest income		$37,473			$36,129
Net interest spread (3)			3.33%			4.12%
Net interest margin (4)			3.59%			4.35%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $1.1 million and $1.0 million for the quarters ended June 30, 2015 and June 30, 2014, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for three months ended June 30, 2015 and June 30, 2014 were 3.59% and 3.23%, respectively.

(3)         Represents the average rate earned on interest-earning assets (adjusted for tax equivalent yields) less the average rate paid on interest-bearing liabilities.

(4)         Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,417,163	$81,687	4.78%	$2,901,713	$75,094	5.18%
Securities of government sponsored enterprises	308,356	3,162	2.05%	278,911	3,075	2.21%
Other investment securities (2)	41,180	735	5.20%	64,852	1,049	4.31%
Deposits held in other financial institutions	7,993	64	1.60%	20,776	139	1.34%
Federal funds sold and others earnings asset	312,786	392	0.25%	74,750	104	0.28%
Total interest-earning assets	4,087,478	86,040	4.23%	3,341,002	79,461	4.78%
Total non-interest-earning assets	276,965			278,791
Total assets	$4,364,443			$3,619,793

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$868,165	$2,871	0.66%	$778,796	$2,577	0.66%
NOW deposits	28,966	37	0.26%	33,454	31	0.19%
Savings deposits	129,523	996	1.54%	117,543	921	1.57%
Time deposits of $100,000 or more	1,358,242	5,664	0.83%	868,318	2,781	0.64%
Other time deposits	271,331	1,190	0.88%	238,445	852	0.71%
FHLB advances and other borrowings	131,265	452	0.69%	171,727	141	0.16%
Junior subordinated debenture	71,828	866	2.41%	71,602	856	2.39%
Total interest-bearing liabilities	2,859,320	12,076	0.84%	2,279,885	8,159	0.72%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	957,594			849,086
Other liabilities	40,775			37,327
Total non-interest-bearing liabilities	998,369			886,413

Shareholders’ equity	506,754			453,495
Total liabilities and shareholders’ equity	$4,364,443			$3,619,793

Net interest income		$73,964			$71,302
Net interest spread (3)			3.38%			4.06%
Net interest margin (4)			3.64%			4.29%

(1)         Net loan fees included in the calculation of interest income and totaled approximately $2.2 million and $2.0 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes loans placed on non-accrual status.

(2)         Represents tax equivalent yields, non-tax equivalent yields for six months ended June 30, 2015 and June 30, 2014 were 3.57% and 3.24%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended June 30, 2015 vs. 2014 Increases (Decreases) Due to Change In			Six Months Ended June 30, 2015 vs. 2014 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$6,841	$(3,235)	$3,606	$12,628	$(6,035)	$6,593
Securities of government sponsored enterprises	134	(76)	58	311	(224)	87
Other Investment securities	(205)	53	(152)	(414)	100	(314)
Deposits held in other financial institutions	(49)	11	(38)	(98)	23	(75)
Federal funds sold	191	19	210	299	(11)	288
Total interest income	6,912	(3,228)	3,684	12,726	(6,147)	6,579

Interest expense:
Money market deposits	199	(11)	188	296	(2)	294
NOW deposits	(3)	7	4	(5)	11	6
Savings deposits	36	13	49	92	(17)	75
Time deposit of $100,000 or more	1,044	721	1,765	1,878	1,005	2,883
Other time deposits	86	83	169	128	210	338
FHLB advances and other borrowings	(21)	174	153	(41)	352	311
Junior subordinated debenture	1	11	12	3	7	10
Total interest expense	1,342	998	2,340	2,351	1,566	3,917
Change in net interest income	$5,570	$(4,226)	$1,344	$10,375	$(7,713)	$2,662

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

Due to the low levels of charge-offs and the resulting reduction to historical loss rates, the Company did not record any provision for losses on loans and loan commitments during the three or six months ended June 30, 2015. The Company has not recorded any provisions or credits for loan losses since the fourth quarter of 2012.

Non-interest Income

Total non-interest income increased to $11.3 million for the second quarter of 2015, compared to $10.7 million for the second quarter of 2014. Non-interest income as a percentage of average assets was 0.3% for the second quarter of 2015, unchanged from the second quarter of 2014. The increase in non-interest income for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to an increase in other non-interest income. Total non-interest income for the six months ended June 30, 2015 was $26.6 million, compared to $21.7 million for the six months ended June 30, 2014. Non-interest income as a percentage of average assets for the first half of 2015 was 0.6%, unchanged from the first half of 2014. The increase in non-interest income from the first half of 2014 to the first half of 2015 was due to the increase in the gain on sale of loans, loan-related servicing fees, and other non-interest income.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	Three Months Ended June 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$4,184	37.0%	$4,687	43.6%
Service charges on deposit accounts	3,159	27.9%	3,174	29.6%
Loan-related servicing fees	1,547	13.7%	1,314	12.2%
Gain on sale or call of securities	—	0.0%	—	0.0%
Net increase in fair value of derivatives	(155)	-1.4%	—	0.0%
Other income	2,579	22.8%	1,569	14.6%
Total non-interest income	$11,314	100.0%	$10,744	100.0%
Average assets	$4,472,065		$3,614,014
Non-interest income as a % of average assets		0.3%		0.3%

	Six Months Ended June 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Gain on sale of loans, net	$10,990	41.3%	$9,016	41.5%
Service charges on deposit accounts	6,266	23.6%	6,320	29.1%
Loan-related servicing fees	4,695	17.7%	3,470	16.0%
Gain on sale or call of securities	—	0.0%	—	0.0%
Net increase in fair value of derivatives	340	1.3%	—	0.0%
Other income	4,290	16.1%	2,924	13.4%
Total non-interest income	$26,581	100.0%	$21,730	100.0%
Average assets	$4,364,443		$3,619,793
Non-interest income as a % of average assets		0.6%		0.6%

Net gain on sale of loans for the second quarter of 2015 consisted of $2.6 million in gains from the sale of SBA loans, $928,000 in gains from the sale of residential mortgage loans, and $626,000 in gains from the sale of non-performing loans. Net gain on sale of loans for the first half of 2015 consisted of $4.9 million in gains from the sale of SBA loans, $1.2 million in gains from the sale of residential mortgage loans, and $4.9 million from the sale of non-performing loans. The net gain on sale of loans for the second quarter of 2014 was made up of $4.6 million in gains from the sale of SBA loans and $83,000 in gains from the sale of mortgage loans. Gain on sale of loans for the first half of 2014 was made up of $8.9 million in SBA gains and $159,000 in gains from mortgage loan sales.  Net gains from the sale of SBA loans declined, from periods in 2014 to 2015, due to the decline in originations and premium rates.  This decline was offset by an increase in gains from the sale of mortgage loans and non-performing loans in 2015.  The Company expanded its mortgage department with the acquisition of Bank of Manhattan’s Lending Division during the first quarter of 2015.  Due to this expansion, we experienced an increase in residential mortgage loan originations, sales, and gain on sale income.

Service charges on deposits accounts remained relatively unchanged for periods in 2015 compared to periods in 2014. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

Loan-related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. In 2015, the number of mortgage loans sold with servicing rights increased which increased our mortgage loan servicing portfolio.  As a result, loan related fee income was greater for periods in 2015 compared to loan related fee income in 2014.

With the acquisition of Bank of Manhattan’s mortgage lending platform (See “Note 3 — Recent Acquisitions”), the Company began utilizing mortgage banking derivatives during the first quarter of 2015. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, the Company also enters into forward commitments, or commitments to deliver residential mortgage loans on a future date, which are also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes in fair value of these mortgage derivatives instruments.

Other non-interest income represents income from the cash surrender value of bank-owned life insurance (“BOLI”), FHLB dividends, wire transfer fees, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, was due to an increase in FHLB stock dividend income and other miscellaneous expense recoveries.  During second quarter of 2015, we received a special divided from FHLB totaling $611,000. This dividend was in addition to the regular quarterly dividend issued by the FHLB.

Non-interest Expense

Total non-interest expenses increased to $24.7 million for the second quarter of 2015 from $24.6 million for the second quarter of 2014. Non-interest expenses as a percentage of average assets was 0.6% for the second quarter of 2015, a decrease from 0.7% for the second quarter of 2014. For the six months ended June 30, 2015, non-interest expense totaled $47.6 million, compared to $50.8 million for the six months ended June 30, 2014. As a percentage of average assets, non-interest expense was 1.1% and 1.4%, for the first half of 2015 and the first half of 2014, respectively. The decrease in non-interest expense for the six months ended June 30, 2015, compared to the three and six months ended June 30, 2014 was largely due to the reduction in expenses related to acquisitions.

Our efficiency ratio was 50.56% for the second quarter of 2015, compared with 52.38% for the second quarter of 2014. The efficiency ratio for the six months ended June 30, 2015 was 47.32%, compared to 54.61% for the six months ended June 30, 2014. The decrease in efficiency ratios for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, was largely due to a reduction in expenses incurred as a result of the acquisitions of BankAsiana and Saehan Bancorp.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expenses
(Dollars in Thousands)

	Three Months Ended June 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,164	57.4%	$12,449	50.7%
Occupancy and equipment	3,196	13.0%	3,444	14.0%
Loss on investments in affordable housing partnerships	941	3.8%	1,347	5.5%
Data processing	1,089	4.4%	795	3.2%
Professional fees	824	3.4%	684	2.8%
Regulatory assessment fees	575	2.3%	669	2.7%
FDIC loss-share indemnification impairment	—	0.0%	597	2.4%
Advertising and promotional	720	2.9%	544	2.2%
Amortization of core deposits intangibles	245	1.0%	235	1.0%
Merger related cost	—	0.0%	213	0.9%
Other operating expenses	2,913	11.8%	3,573	14.6%
Total non-interest expense	$24,667	100.0%	$24,550	100.0%
Average assets	$4,472,065		$3,614,014
Non-interest expense as a % of average assets		0.6%		0.7%

	Six Months Ended June 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$26,829	56.4%	$25,104	49.4%
Occupancy and equipment	6,569	13.8%	6,753	13.3%
Loss on investments in affordable housing partnerships	1,884	4.0%	2,204	4.4%
Data processing	2,131	4.5%	1,758	3.5%
Professional fees	1,600	3.4%	1,380	2.7%
Regulatory assessment fees	1,174	2.4%	1,177	2.3%
FDIC loss-share indemnification impairment	—	0.0%	597	1.2%
Advertising and promotional	1,425	3.0%	1,021	2.0%
Amortization of core deposits intangibles	488	1.0%	468	0.9%
Merger related cost	—	0.0%	3,577	7.0%
Other operating expenses	5,476	11.5%	6,768	13.3%
Total non-interest expense	$47,576	100.0%	$50,807	100.0%
Average assets	$4,364,443		$3,619,793
Non-interest expense as a % of average assets		1.1%		1.4%

The number of full-time equivalent employees increased from 529 at June 30, 2014, to 585 at June 30, 2015. The increase in salaries and employees benefits for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, was due to the overall increase in employees and the full quarter impact of salaries and benefits for employees hired in connection with the acquisition of Bank of Manhattan’s Mortgage Lending Division platform.

The decrease in occupancy and equipment expenses from periods in 2014 to periods in 2015 was primarily due to the closure of a branch during the end of 2014 and an additional two branch closures in the beginning of 2015. The branch closures were part of our initial acquisition plan to close certain branches in close proximity to an acquired or existing location.

Losses on investments in affordable housing partnerships are recorded based on financial statements of the investment projects. These losses are based on the performance of the underlying investment. As the Company receives updated financial information for its affordable housing partnerships investments, the performance of the investment results in either a reduction of or an addition to this expense.

The increase in data processing expense for the second quarter and first half of 2015, compared to the second quarter and first half of 2014, was due to an increase in number of deposit and loan accounts. Fluctuations in data processing expenses are related to changes in the number customer accounts as well as increases or decreases in the number of transactions for these accounts. As the Company’s loans and deposits grow, these expenses are expected to increase.

Professional fees consist of legal, accounting, auditing, and consulting fees. The increase in professional fees for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014 was primarily due an increase in legal fees related to the resolution of problem loans and OREO.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. These expenses remained relatively unchanged for periods in 2015 compared to those in 2014.

The Bank previously entered into loss-sharing agreements with the FDIC, under which the FDIC shared in the losses and recoveries on covered assets acquired from Mirae Bank. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC 805 (Business Combinations). On June 30, 2014, the loss-sharing agreement with the FDIC with respect to losses on covered loans expired. Any losses on loans acquired from Mirae Bank after June 30, 2014 are no longer covered under the agreements. During the second quarter of 2014, the Company recorded an impairment on the remaining balance of the FDIC indemnification assets, less any reimbursement on previous claims that the Company has not yet received. There were no FDIC loss-share indemnification impairment charges during the three and six months ended June 30, 2015.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. These expenses increased during the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, due to advertising and promotions associated with new branch openings, advertising related to our deposit campaign, and the promotion of our expanded residential mortgage department.

Amortization of intangibles represents the net amortization/accretion of core deposits intangibles that were recorded from previous acquisitions. The amortization of core deposits intangibles are based on amortization schedules calculated at the time of the acquisitions.

Merger-related costs represent expenses associated with the acquisitions of BankAsiana and Saehan Bancorp. The bulk of merger related costs for the three and six months ended June 30, 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses which totaled $2.7 million. There were also retention and severance payments that were made to former BankAsiana and Saehan Bancorp employees that were included in the merger related costs for the three and six months ended June 30, 2014. There were no merger related expenses for the three and six months ended June 30, 2015.

Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The decrease in other non-interest expense for the three and six months ended June 30, 2015, compared to the three months ended June 30, 2014, was due mostly to the decrease in OREO related expenses in 2015.

Income Tax Provision

For the second quarter of 2015, the Company had an income tax provision totaling $8.6 million on pretax income of $24.1 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $7.7 million on pretax net income of $22.3 million, representing an effective tax rate of 34.3% for the second quarter of 2014.

For the first half of 2015, we recorded an income tax provision of $18.8 million on pretax income of $53.0 million, representing an effective tax rate of 35.5%, compared with an income tax provision of $14.4 million on pretax net income of $42.2 million, representing an effective tax rate of 34.2% for the first half of 2014.

The effective tax rate for the second quarter of 2015 was lower than the Company’s normalized historical rate primarily due to tax credits associated with the Company’s increase in investments in affordable housing partnerships. The Company projects that the effective tax rate will remain at approximately the current level for the remainder of 2015.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of June 30, 2015, the Company believes it can reliably project its pretax income for 2015 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate its tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of June 30, 2015 and December 31, 2014.

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions, of which $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan Bancorp. At June 30, 2015, total recorded goodwill was $67.5 million.

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount. There were no factors during the three or six months ended June 30, 2015 that would indicate an impairment to goodwill.

The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles-Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles and unfavorable lease intangibles during the six months ended June 30, 2015.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy that addresses strategies, types, and levels of allowable investments. Management of our investment portfolio is set in accordance with strategies developed and overseen by the Bank’s Asset/Liability Committee. Investment balances in addition to cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability sensitivity, funding needs, and interest rate risk management objectives. Our liquidity level take into consideration anticipated future cash flows and all available sources of credit and is maintained at a level management believes is appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in Other Financial Institutions

Cash and cash equivalents include cash and due from banks, overnight federal funds sold, and securities purchased under agreements to resell, and usually have maturities of less than 90 days. We buy or sell federal funds and maintain deposits in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. Deposits held in other financial institutions are time deposits maintained at other institutions for investment purposes.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At June 30, 2015, our investment securities portfolio was comprised primarily of United States government agency securities, which accounted for 88.6% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no underlying subprime mortgages in any of our investment securities. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 7.1% investment in municipal debt, and a 4.3% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 55.5%, or $22.6 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 44.5%, or $18.1 million, carry an upper-medium “Investment Grade” rating of at least “A/A”. Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities, or any distressed corporate securities that required an other-than-temporary impairment charge as of June 30, 2015.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the second quarter of 2015. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $25,000 and $358.3 million, at June 30, 2015.

The fair value of investments are accounted for in accordance with ASC 320-10. The Company currently utilizes an independent third party bond accounting service for our investment portfolio accounting. The third party provides market values derived from a proprietary matrix pricing model which utilizes several different sources for pricing. The fair values for our investment securities are updated on a monthly basis. The values received are tested annually and are validated using prices received from another independent third party source. All of these evaluations are considered as Level 2 in reference to ASC 820. As required under ASC 325, we consider all available information relevant to the collectability of our investment securities, including information about past events, current conditions, reasonable and supportable forecasts, remaining payment terms, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of June 30, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$24	$25	$1	$26	$28	$2
Total investment securities held-to-maturity	$24	$25	$1	$26	$28	$2

Available-for-Sale:
Securities of government sponsored enterprises	$70,841	$70,457	$(384)	$100,792	$100,362	$(430)
Mortgage backed securities (residential)	76,560	76,829	269	82,454	83,367	913
Collateralized mortgage obligations (residential)	168,232	170,333	2,101	161,584	163,079	1,495
Corporate securities	15,005	15,397	392	14,994	15,514	520
Municipal securities	23,604	25,315	1,711	23,966	26,045	2,079
Total investment securities available-for-sale	$354,242	$358,331	$4,089	$383,790	$388,367	$4,577

Holdings of our investment securities decreased to $358.4 million at June 30, 2015, compared with holdings of $388.4 million at December 31, 2014. Total investment securities as a percentage of total assets were 7.8% and 9.4% at June 30, 2015 and December 31, 2014, respectively. Securities with a total fair value of approximately $348.2 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $24,000, compared with $26,000 at December 31, 2014. Our investment securities classified as available-for-sale, stated at fair value, decreased to $358.3 million at June 30, 2015 from $388.4 million at December 31, 2014. The $30.0 million decrease in investment securities during the six months ended June 30, 2015 was comprised of $54.0 million in called agency securities, maturities totaling $1.4 million, $25.3 million in the principal pay-downs and amortizations/accretions, and a $487,000 reduction in the fair value of investment securities offset with the purchase of $51.2 million in investment securities.

As of June 30, 2015, the net unrealized gains in the investment portfolio were $4.1 million, compared to $4.6 million in net unrealized gains at December 31, 2014. The decrease in the net unrealized gain position can be attributed to an increase in long term Treasury yields at June 30, 2015 compared to rates at December 31, 2014.

Loan Portfolio

Gross loans is comprised of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances net of discount. Total loans is gross loans net of any unearned income, or unamortized deferred fees and costs, and premiums. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $3.50 billion at June 30, 2015, compared to $3.27 billion at December 31, 2014. The increase in net loans is attributable to an increase in loan originations during the six months ended June 30, 2015. Net loans as a percentage of total assets was 76.2% at June 30, 2015, down from 78.7% at December 31, 2014.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	June 30, 2015	December 31, 2014
Construction	$17,442	$22,635
Real estate secured	2,754,924	2,672,984
Commercial and industrial	767,997	613,322
Consumer	14,655	21,069
Gross loans (1)	3,555,018	3,330,010
Deferred loans fees and unearned income	(9,964)	(9,930)
Total loans	3,545,054	3,320,080
Allowance for losses on loans	(48,821)	(48,624)
Net loans	$3,496,233	$3,271,456

Percentage breakdown of gross loans:
Construction	0.5%	0.7%
Real estate secured	77.5%	80.3%
Commercial and industrial	21.6%	18.4%
Consumer	0.4%	0.6%

(1) Includes loans held-for-sale of $25.3 million and $11.8 million, at June 30, 2015 and December 31, 2014, respectively.

Construction loans declined to $17.4 million, or 0.5% of gross loans, at the end of the second quarter of 2015, compared to $22.6 million, or 0.7% of gross loans, at the end of the fourth quarter of 2014. The reduction in construction loans at June 30, 2015, compared to December 31, 2014, was due to the transfer of an $11.0 million construction loan to a commercial line of credit upon the completion of the project. This decline was offset by additional funded construction loans and new originations.

Real estate secured loans totaled $2.75 billion at June 30, 2015 and $2.67 billion at December 31, 2014. Real estate secured loans as a percentage of gross loans were 77.5% and 80.3%, at June 30, 2015 and December 31, 2014, respectively. Residential mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total residential mortgage loans outstanding increased to $177.8 million at June 30, 2015 compared to $146.2 million at December 31, 2014.

Commercial and industrial loans at June 30, 2015 increased to $768.0 million compared to $613.3 million at December 31, 2014. Commercial and industrial loans as a percentage of gross loans totaled 21.6% at June 30, 2015, and 18.4% at December 31, 2014. Due to the high concentration of real estate secured loans, the Company has focused on originating more commercial and industrial loans to diversify the loan portfolio. Warehouse lines of credit, which are included in commercial and industrial loans, increased $106.8 million during the six months ended June 30, 2015 to $273.7 million, and was largely responsible for the increase in commercial and industrial loans.

Consumer loans represented less than 1% of gross loans at June 30, 2015 and December 31, 2014. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash deposits due to the minimal risk associated with these types of loans. At June 30, 2015, consumer loans declined to $14.7 million, or 0.4% of gross loans, from $21.1 million, or 0.6% of gross loans, at December 31, 2014.

Our loan terms vary according to loan type. Commercial term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or to provide permanent working capital. We generally limit real estate loan maturities to five to eight years. Lines of credit are generally extended on an annual basis to businesses that need temporary working capital and/or import/export financing. We generally seek diversification in our loan portfolio, and our borrowers are diverse as to their industries, locations, and their target markets.

The increase in loans during the first half of 2015 was due to an overall increase in loan originations and an increase in warehouse line of credit utilizations during this period. With the acquisitions of BankAsiana, Saehan Bancorp, and the Bank of Manhattan’s Mortgage Lending Division, we experienced an increase in loan originations which has resulted in strong growth in the loan portfolio.

A majority of the properties that are collateralized against our loans are located in Southern California. The loans generated by our branches and loan production offices in other states, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and OREO. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. Restructured loans are loans for which the terms for repayment have been renegotiated, resulting in a reduction or deferral of term, interest, or principal. A loan restructuring constitutes a TDR if the Company for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider.

At June 30, 2015, the Company had $42.9 million in TDR loans of which $36.0 million were performing in accordance with their modified terms. The remaining $6.9 million in TDR loans were classified as non-performing. As such, not all of our TDR loans are classified as non-performing although all TDR loans are considered impaired. OREO properties, which management intends to sell, were acquired through loan foreclosures, or by similar means, and are classified as non-performing assets. We had nine OREO properties at June 30, 2015 with a total balance of $6.6 million.

The following is a summary of total non-performing assets for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	June 30, 2015	December 31, 2014	June 30, 2014
Total non-accrual loans (net of SBA guarantee):
Real estate secured	$23,235	$29,547	$35,585
Commercial and industrial	7,617	7,718	6,769
Consumer	—	—	4
Total non-accrual loans*	30,852	37,265	42,358
Total loans 90 days or more past due and still accruing	—	—	—
Total non-performing loans	30,852	37,265	42,358

Other real estate owned	6,559	7,922	6,676
Total non-performing assets	$37,411	$45,187	$49,034

Non-performing loans as a percentage of total loans	0.87%	1.12%	1.42%

* SBA guaranteed portions totaled $7.6 million, $4.1 million, and $9.1 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured as a TDR when a borrower experiences difficulty in regards to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

Total NPLs, net of SBA guaranteed portions, totaled $30.9 million, or 0.87% of total loans (gross loans net of deferred fees and costs), at June 30, 2015, compared with $37.3 million, or 1.12% of total loans, at December 31, 2014, and $42.4 million, or 1.42% of total loans, at June 30, 2014. There were no loans past due 90 or more days and still accruing at June 30, 2015, December 31, 2014, and June 30, 2014. Allowance coverage of non-performing loans at June 30, 2015 was 158.24%, compared to 130.48% at December 31, 2014, and 124.34% at June 30, 2014.

No interest income related to non-accrual loans was included in interest income for the three and six months ended June 30, 2015 and June 30, 2014. Additional income of approximately $97,000 and $208,000 would have been recorded during the three months and six months ended June 30, 2015, respectively, had these loans been paid in accordance with their original terms during the periods indicated. Additional income of approximately $264,000 and $683,000 would have been recorded during the three months and six months ended June 30, 2014, respectively, had these loans been paid in accordance with their original terms during the periods indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At June 30, 2015, the balance of non-accrual TDR loans totaled $6.9 million, and TDR loans performing in accordance with their modified terms totaled $36.0 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million.

At June 30, 2015, the balance of TDR loans, net of SBA guaranteed portions, totaled $42.9 million, compared to $37.1 million at December 31, 2014. TDR loan inflows totaled $4.1 million and $9.8 million during the three and six months ended June 30, 2015, respectively. TDR outflows during the three and six months ended June 30, 2015 totaled $1.5 million and $4.1 million, respectively.

Allowance for Losses on Loans and Loan Commitments

Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, or commitments to extend credit and letters of credit. The charges made on the outstanding loan portfolio are credited to the allowance for loan losses, whereas charges related to loan commitments are credited to the reserve for off-balance sheet loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled “Provision for Losses on Loans and Loan Commitments”.

The allowance for loan losses is comprised of two components, SVA, or allowance on impaired loans that are individually evaluated, and GVA, which is the combination of loss rates based on historical experience and qualitative adjustments (“QA”), or estimated losses from factors not captured by historical experience. Management performs a review of the historical loss rates in the GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

To establish an adequate allowance, we must be able to recognize when loans have become a problem, or may become a problem. A risk grade of either pass, watch, special mention, substandard, or doubtful, is assigned to every loan in the loan portfolio, with the exception of homogeneous loans, or loans that are evaluated together in pools of similar loans (i.e., residential mortgage loans, home equity lines of credit, overdraft loans, express business loans, and automobile loans). The following is a brief description of the loan classifications or risk grades used in our allowance calculation:

Pass — Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as well as the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

Watch — Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

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

We currently use migration analysis as a factor in calculating our allowance for loan losses in addition to a software program that calculates historical loss rates for different loan types used in our GVA estimations. The Company also utilizes a QA matrix to estimate losses not captured by historical experience. The QA matrix takes into consideration both internal and external factors, and includes forecasted economic environments (unemployment & GDP), problem loan trends (non-accrual, delinquency, and impaired loans), real estate value trends, and other factors. Although the QA takes into consideration different loan segments and loan types, the adjustments made are to the loan portfolio as a whole. For impaired loans, or SVA allowance, we evaluate loans on an individual basis to determine impairment in accordance with generally accepted accounting principles or “GAAP”. All these different components make up the final allowance for loan losses figure on a quarterly basis.

Net loan recoveries for the second quarter of 2015 totaled $651,000, compared to net charge-offs of $795,000 for the second quarter of 2014. Total net loan recoveries for the second quarter of 2015 were comprised of $721,000 in real estate secured net loan recoveries and $70,000 in commercial and industrial loan net charge-offs. Annualized net recoveries to average total loans for the second quarter of 2015 was 0.07%. Net charge-offs for the second quarter of 2014 were comprised of $196,000 in real estate secured loan net charge-offs, $613,000 in commercial and industrial loan net charge-offs, and $14,000 in consumer loan net recoveries. The annualized net charge-offs to average total loans for the second quarter of 2014 was 0.11%.

The allowance for loan losses at June 30, 2015 totaled $48.8 million, compared to $48.6 million at December 31, 2014. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the second quarter of 2015 was 1.38% and was 1.47% at the end of the fourth quarter of 2014. The GVA portion of the allowance for loan losses at June 30, 2015 totaled $41.4 million, or 84.9% of total allowance for loan losses, and SVA on impaired loans totaled $7.4 million, or 15.1% of the total allowance for loan losses. QA included in the GVA portion of the allowance for loan losses totaled $32.6 million at June 30, 2015. At December 31, 2014, GVA totaled $39.6 million, or 81.5% of the total allowance for loan losses, while SVA on impaired loan totaled $9.0 million, or 18.5% of the total allowance for loan losses. QA at the end of the fourth quarter of 2014 totaled $29.9 million.

The total GVA at June 30, 2015 increased $1.8 million compared to December 31, 2014. The increase is largely due to the $2.7 million increase in QA. GVA loss rate meanwhile declined from $9.7 million at December 31, 2014, to $8.8 million at June 30, 2015. Due to the continued low level of charge-offs, we continue to experience a decline in historical loss ratios. Higher level net charge-off periods are dropping out of our historical horizon and more recent low levels of net charge-offs are taking their place resulting in lower loss rates in most loan categories. This reduction was offset by an increase in QA which resulted in an overall increase in GVA at June 30, 2015 compared to December 31, 2014.

Although historical loss rate declined at June 30, 2015 compared to December 31, 2014, with uncertainty in our current economic environment, both domestic and abroad, and an increase in delinquencies, TDRs, and classified loans, the QA portion of the allowance increased at June 30, 2015 compared to December 31, 2014. The QA portion of the allowance increased to $32.6 million at June 30, 2015 compared to $29.9 million at December 31, 2014. Total SVA portion of our allowance experienced a decline of $1.6 million during the six months ended June 30, 2015.

Allowance for loan commitments at June 30, 2015 totaled $1.0 million, unchanged from December 31, 2014. At June 30, 2015, commitments to extend credit totaled $417.7 million, compared to $391.7 million at December 31, 2014. Total commitments to extend credit increased $26.0 million during the first six months of 2015, but total allowance for loan commitments remained the same due to a decline in historical loss rates and utilization rates.

Although management believes our allowance for loan losses at June 30, 2015 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Six Months Ended,
Balances:	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Allowance for loan losses:
Balances at beginning of period	$48,170	$53,464	$48,624	$53,563

Charge-offs:
Real estate secured	249	782	574	1,454
Commercial and industrial	310	1,021	1,309	1,985
Consumer	—	—	—	1
Total charge-offs	559	1,803	1,883	3,440

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	970	586	1,163	1,614
Commercial and industrial	240	408	907	918
Consumer	—	14	10	14
Total recoveries	1,210	1,008	2,080	2,546

Net loan (recoveries) charge-offs	(651)	795	(197)	894

Provision for losses on loans	—	—	—	—
Balances at end of period	$48,821	$52,669	$48,821	$52,669

Allowance for loan commitments:
Balances at beginning of period	$1,023	$1,061	$1,023	$1,061
Provision for losses on loan commitments	—	—	—	—
Balance at end of period	$1,023	$1,061	$1,023	$1,061

Ratios:
Net loan (recoveries) charge-offs to average total loans (annualized)	-0.07%	0.11%	-0.01%	0.06%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.38%	1.77%	1.38%	1.77%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	-1.33%	1.51%	-0.40%	1.70%
Net loan (recoveries) charge-offs to provision for loan losses and loan commitments	0.00%	0.00%	0.00%	0.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of June 30, 2015:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$779	$1,524	$50,944	$—	$53,247
Junior Subordinated Debentures	324	—	—	82,476	82,800
Operating Leases	6,134	10,535	6,356	3,044	26,069
Investments in Affordable Housing Partnerships	3,295	3,249	185	700	7,429
Time Deposits	1,339,780	424,072	3,601	27	1,767,480
Total	$1,350,312	$439,380	$61,086	$86,247	$1,937,025

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At June 30, 2015 and December 31, 2014, we had commitments to extend credit of $417.7 million and $391.7 million, respectively. Obligations under standby letters of credit totaled $223,000 and $1.4 million, at June 30, 2015 and December 31, 2014, respectively. Total commercial letters of credit totaled $71.7 million at June 30, 2015 and $61.5 million at December 31, 2014. Commitments to fund investments in affordable housing partnerships totaled $7.4 million at the end of the second quarter of 2015, compared to $9.4 million at the end of the fourth quarter of 2014. Operating lease commitments totaled $26.1 million at the end of the second quarter of 2015 and $25.6 million at the end of the fourth quarter of 2014.

During the third quarter of 2014, the Company entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years, as a way to mitigate future interest rate risk in the event that interest rate rise in the future. The advance which will be funded on September 22, 2015, will mature on September 19, 2019, and has a fixed interest rate of 2.48% for the term of the borrowing.

The Company enters into various stand-alone mortgage banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At June 30, 2015, we had approximately $46.5 million in interest rate lock commitments and $21.9 million in total forward sales commitments for the future delivery of residential mortgage loans, there were no interest rate lock commitments and forward commitments at December 31, 2014.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $78,000 at June 30, 2015, $135,000 at December 31, 2014, and totaled $69,000 at June 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Derivatives

It is our practice to enter into forward commitments for the future delivery of residential mortgage loans to third party investors when we enter into interest rate lock commitments in order to economically hedge the effect of changes in interest rates resulting from our commitment to fund the loans. All derivative instruments are recognized on the balance sheet at fair value.

During the first quarter of 2015, the Bank acquired Bank of Manhattan’s Mortgage Lending Division to expand its mortgage loan operations. The Mortgage Lending Division was incorporated into the Bank’s existing Mortgage Department. The majority of loans underwritten by the Bank’s Mortgage Lending Division will be sold in the secondary market. Under ASC 815-10, any interest rate lock commitments entered into with prospective borrowers are considered to be derivatives. Residential mortgage loans funded with interest rate locks to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. The Bank began utilizing derivatives in the first quarter of 2015 in connection with its acquisition of Bank of Manhattan’s Mortgage Lending Division. It is our practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from the commitments to fund the loans.

At June 30, 2015, the Bank had approximately $46.5 million in interest rate lock commitments and $21.9 million in forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives is represented by a derivative asset of $360,000 and a derivative liability of $20,000 at June 30, 2015. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are recorded as other non-interest income.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loan originations and investment purchases. Total deposits increased to $3.90 billion at June 30, 2015, compared with $3.40 billion at December 31, 2014. Non-time deposits at June 30, 2015 increased to $2.15 billion, from $1.84 billion at December 31, 2014, and time deposits increased to $1.76 billion at June 30, 2015, from $1.56 billion at December 31, 2014. As of June 30, 2015, total time deposits equal to or more than $250,000 totaled $873.9 million. Time deposits with balances equal to or greater than $250,000 at December 31, 2014 totaled $570.2 million.

The increase in deposits of $501.7 million from December 31, 2014 to June 30, 2015 consisted of a $109.7 million increase in demand deposit accounts, an increase in money market accounts and NOW accounts of $194.1 million, and an increase in time deposits of $197.0 million, and an increase in savings of $860,000.

The average rate paid on time deposits in denominations of $100,000 or more for the second quarter of 2015 increased to 0.86%, from 0.60% for the same period of the prior year. The average rate paid on other time deposits increased from 0.77% for the second quarter of 2014, to 0.90% for the second quarter of 2015. The average rate paid on money market, savings, and NOW accounts was 0.75% for both the second quarter of 2014 and the second quarter of 2015. We plan to closely monitor interest rate trends and our deposit rates in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits increased from 0.48% for the quarter ended June 30, 2014, to 0.61% for the quarter ended June 30, 2015.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	Three Months Ended,
	June 30, 2015		December 31, 2014		June 30, 2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$991,167	N/A	$911,037	N/A	$870,200	N/A
Savings deposits	129,805	1.52%	127,610	1.60%	120,274	1.48%
NOW deposits	28,704	0.28%	31,364	0.22%	34,812	0.18%
Money market deposits	891,494	0.66%	748,031	0.71%	770,512	0.66%
Time deposits of $100,000 or more	1,417,860	0.86%	1,211,738	0.79%	865,110	0.60%
Other time deposits	276,973	0.90%	262,777	0.84%	235,907	0.77%
Total deposits	$3,736,003	0.61%	$3,292,557	0.58%	$2,896,815	0.48%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at June 30, 2015 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

June 30, 2015
Three months or less	$477,727
Over three months through six months	292,464
Over six months through twelve months	341,709
Over twelve months	363,440
Total	$1,475,340

The Company did not have any depositors that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 7.7% of our total deposits at June 30, 2015, and 8.9% of our total deposits at December 31, 2014.

In addition to our regular customer base, we also utilize brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered time deposits totaling $61.8 million at June 30, 2015, and $63.6 million at December 31, 2014. The decline in brokered time deposits was due to the maturity of brokered deposits during the first half of 2015. The increase in cost of deposits from the fourth quarter of 2014 to the second quarter of 2015 was largely due to the increase in cost of time deposits from our time deposit promotion. We initially started the deposit campaign to fund the large amount of loan growth we were experiencing in the second half of 2015 and to increase our liquidity as our loans to deposits ratio was nearing the 100% level. The deposit campaign was discontinued in the second quarter of 2015. Our current focus is on keeping our cost of funds down through the management of our deposit mix, particularly through the growth of demand deposits.

Although deposits are the primary source of funds for funding loans, investing activities, and for other general business purposes, we also obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At June 30, 2015, the Company had $50.0 million of FHLB advances outstanding.

Other Liabilities

Other liabilities consists of accrued expenses payable, BOLI accumulated postretirement benefit obligations, cash dividends payable, and income taxes payable, and other suspense and payable liabilities. At June 30, 2015, other liabilities totaled $36.9 million, compared to $25.8 million at December 31, 2014.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at June 30, 2015 and December 31, 2014 totaled $867.3 million and $642.1 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $314.2 million and $335.0 million at June 30, 2015 and December 31, 2014, respectively. Our liquidity level measured as the percentage of liquid assets as a percentage of total assets totaled 18.9% and 15.5%, at June 30, 2015 and December 31, 2014, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at June 30, 2015 and December 31, 2014 were 12.0% and 7.4%, respectively.

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

Cash and cash equivalents totaled $475.9 million at June 30, 2015 compared to $234.0 million at December 31, 2014.  The increase in liquidity brought on by the increase in cash and cash equivalents was due to the growth in deposits during the first half of 2015 in addition to a reduction in loan growth during the second quarter of 2015.  During the first half of 2015, the Company deployed some of its excess liquidity by paying off $100.0 million in overnight FHLB borrowings and purchasing $51.2 million in investment securities. The Company is planning to further deploy some of its excess liquidity during the second half of 2015 through additional purchases of investment securities and by funding loan growth.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and range of maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At June 30, 2015, our borrowing capacity with the FHLB of San Francisco was $1.32 billion, with $50.0 million in outstanding borrowings.  Total remaining borrowing capacity at the FHLB was $1.24 billion at June 30, 2015. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At June 30, 2015, the availability of these lines totaled $96.8 million, with no outstanding borrowings.

During the third quarter of 2014 the Company entered into a forward commitment with the FHLB to borrow $100.0 million. The Company will be obligated to borrow $100.0 million from the FHLB on September 22, 2015 at a fixed rate of 2.48% and a maturity date of September 23, 2019. The forward commitment allowed the Company to lock in a certain interest rate in anticipation of future projected funding needs while helping to mitigate future interest rate risk exposures.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1, Tier 1 common equity, and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. The amount of capital and classification of capital are also subject to qualitative judgments by regulators about components, type of capital, risk weightings, and other factors. See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding regulatory capital requirements.

As of June 30, 2015, Wilshire Bank qualified as a “well capitalized institution” under the BASEL III regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank at the dates specified:

	Actual		Required For Capital Adequacy Purposes			Required To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2015
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$588,121	15.03%	$297,017	>	8.00%	N/A		N/A
Wilshire Bank	$552,207	14.90%	$296,500	>	8.00%	$370,625	>	10.00%

Tier 1 Common Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$442,250	11.91%	$167,072	>	4.50%	N/A		N/A
Wilshire Bank	$505,835	13.65%	$166,781	>	4.50%	$240,906	>	6.50%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$511,669	13.78%	$222,763	>	6.00%	N/A		N/A
Wilshire Bank	$505,835	13.65%	$222,375	>	6.00%	$296,500	>	8.00%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$511,669	11.64%	$175,843	>	4.00%	N/A		N/A
Wilshire Bank	$505,835	11.52%	$175,695	>	4.00%	$219,618	>	5.00%

As of December 31, 2014
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$523,396	15.38%	$272,227	>	8.00%	N/A		N/A
Wilshire Bank	$508,821	14.97%	$271,982	>	8.00%	$339,978	>	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$480,772	14.13%	$136,114	>	4.00%	N/A		N/A
Wilshire Bank	$466,235	13.71%	$135,991	>	4.00%	$203,987	>	6.00%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$480,772	12.11%	$158,865	>	4.00%	N/A		N/A
Wilshire Bank	$466,235	11.75%	$158,718	>	4.00%	$198,398	>	5.00%

The new Basel III capital requirements went effect during the first quarter of 2015. The rules include changes to risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a Tier 1 common equity capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the minimum ratios including the buffer. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of June 30, 2015, the Company and the Bank exceeded the minimum required ratios had capital conservation buffer been fully phased-in as of that date.

Under BASEL III, most components of accumulated other comprehensive income are required to be included in regulatory capital for purposes of calculating regulatory capital requirements unless a one-time opt-out option is exercised. The Company through its subsidiary Wilshire Bank, made the one-time election to opt-out of the requirement to include most accumulated other comprehensive income components in the calculation of Tier 1 capital and Tier 1 common equity capital in its March 31, 2015, quarterly regulatory filing. By electing to opt-out of this requirement, the Bank continues to exclude accumulated other comprehensive income components from Tier 1 and Tier 1 common equity capital.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates would result in a decrease in the Bank’s net interest income and EVE. On the other hand, the Bank’s net interest income and EVE are expected to increase in a rising interest rate environment. Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon. Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximates actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially, if different assumptions are used or actual experience differs from the historical experience on which the assumptions are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at June 30, 2015 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At June 30, 2015
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,471,730	$90,537	$1,825,673	$167,078	$3,555,018
Investment securities	11,511	8,852	189,718	148,274	358,355
Deposits at other institutions	250	7,500	—	—	7,750
Federal funds sold and other cash equivalents	446,331	—	—	—	446,331
Total	$1,929,822	$106,889	$2,015,391	$315,352	$4,367,454

Interest-bearing liabilities:
Savings deposits	$129,803	$—	$—	$—	$129,803
Time deposits of $100,000 or more	477,727	634,173	363,440	—	1,475,340
Other time deposits	51,297	166,412	63,176	9	280,894
Other interest-bearing deposits	991,786	—	—	—	991,786
FHLB advances	—	—	50,000	—	50,000
Junior Subordinated Debenture	71,895	—	—	—	71,895
Total	$1,722,508	$800,585	$476,616	$9	$2,999,718

Interest rate sensitivity gap	$207,314	$(693,696)	$1,538,775	$315,343	$1,367,736
Cumulative interest rate sensitivity gap	$207,314	$(486,382)	$1,052,393	$1,367,736
Cumulative interest rate sensitivity gap ratio (based on total assets)	4.52%	-10.59%	22.92%	29.79%	29.79%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of June 30, 2015. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	29.42%	-0.24%
+300	21.82%	1.03%
+200	14.47%	2.41%
+100	6.97%	2.27%
0	—	—
- 100	-0.36%	-6.67%
- 200	-0.83%	-17.48%
- 300	-1.13%	-23.40%

Our strategies in protecting both net interest income and EVE from significant movements in interest rates involve restructuring our investment portfolio, using FHLB advances, and other means. Although our policy also permits us to purchase rate caps, floors, and interest rate swaps, we are not currently engaged in any of those types of transactions.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.       OTHER INFORMATION

Item 1.               Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $78,000 at June 30, 2015, $135,000 at December 31, 2014, and totaled $69,000 at June 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.      Risk Factors

No material changes from previous disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

101             The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: August 3, 2015	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.