Form 10-Q
period 2015-09-30
WILSHIRE BANCORP INC
filed 2015-11-02
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐    No ☒

The number of shares of Common Stock of the registrant outstanding at October 27, 2015 was 78,598,812

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.               Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$487,655	$233,699
Federal funds sold and other cash equivalents	601	254
Cash and cash equivalents	488,256	233,953

Deposits held in other financial institutions	7,500	8,000
Securities available-for-sale, at fair value (amortized cost of $380 million and $384 million at September 30, 2015 and December 31, 2014, respectively)	386,679	388,367
Securities held-to-maturity, at amortized cost (fair value of $23 thousand and $28 thousand at September 30, 2015 and December 31, 2014, respectively)	22	26
Loans receivable (net of allowance for loan losses of $50 million and $49 million at September 30, 2015 and December 31, 2014, respectively)	3,581,156	3,259,673
Loans held-for-sale, at the lower of cost or market	13,316	11,783
Federal Home Loan Bank (“FHLB”) stock, at cost	16,539	16,539
Other real estate owned (“OREO”)	11,302	7,922
Due from customers on acceptances	8,940	5,611
Cash surrender value of bank owned life insurance	24,879	23,330
Investments in affordable housing partnerships	45,435	44,077
Bank premises and equipment	14,328	13,881
Accrued interest receivable	8,604	8,792
Deferred income taxes	20,086	22,271
Servicing assets	19,967	18,031
Goodwill	67,473	67,473
Core deposits intangibles	3,421	4,155
Other assets	22,498	21,585
TOTAL	$4,740,401	$4,155,469

LIABILITIES:
Deposits:
Non-interest bearing	$1,074,025	$915,413
Interest bearing:
Savings	130,354	128,943
Money market and NOW accounts	1,027,812	797,666
Time deposits of $100,000 or more	1,440,340	1,291,844
Other time deposits	269,909	267,393
Total deposits	3,942,440	3,401,259

FHLB advances	150,000	150,000
Junior subordinated debentures	71,955	71,779
Commitments to fund investments in affordable housing partnerships	11,586	9,430
Accrued interest payable	2,326	2,228
Bank acceptances outstanding	8,940	5,611
Other liabilities	26,526	25,751
Total liabilities	4,213,773	3,666,058

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at September 30, 2015 and December 31, 2014	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,598,147 and 78,322,462 shares at September 30, 2015 and December 31, 2014, respectively	233,634	232,001
Accumulated other comprehensive income (“AOCI”), net of tax	5,922	4,453
Retained earnings	287,072	252,957
Total shareholders’ equity	526,628	489,411

TOTAL	$4,740,401	$4,155,469

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

INTEREST INCOME:
Interest and fees on loans	$41,877	$39,217	$123,564	$114,311
Interest on investment securities	2,022	2,018	5,919	6,142
Interest on federal funds sold and other earning assets	303	91	759	334
Total interest income	44,202	41,326	130,242	120,787

INTEREST EXPENSE:
Interest on deposits	6,039	3,981	16,797	11,143
Interest on FHLB advances and other borrowings	257	146	709	287
Interest on junior subordinated debentures	447	431	1,313	1,287
Total interest expense	6,743	4,558	18,819	12,717

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	37,459	36,768	111,423	108,070
PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	700	—	700	—
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	36,759	36,768	110,723	108,070

NON-INTEREST INCOME:
Service charges on deposit accounts	3,084	3,268	9,350	9,588
Net gain on sale of SBA loans	1,958	2,044	6,834	10,900
Net gain on sale of residential loans	1,204	144	2,393	304
Net gain on sale of other loans	—	230	4,925	230
Loan-related servicing fees	1,283	1,303	5,978	4,774
Net change in fair value of derivatives	(105)	—	235	—
Other income	2,103	2,609	6,393	5,532
Total non-interest income	9,527	9,598	36,108	31,328

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,639	12,261	40,468	37,365
FDIC loss-share indemnification asset impairment	—	—	—	597
Occupancy and equipment	3,341	3,311	9,910	9,986
Regulatory assessment fee	609	530	1,783	1,707
Loss on investments in affordable housing partnerships	1,528	1,095	3,412	3,299
Data processing	1,119	1,210	3,250	2,968
Professional fees	818	917	2,417	2,297
Amortization of core deposits intangibles	247	263	735	809
Merger related costs	—	—	—	3,577
Other operating expenses	4,449	3,652	11,351	11,441
Total non-interest expense	25,750	23,239	73,326	74,046

INCOME BEFORE INCOME TAXES	20,536	23,127	73,505	65,352
INCOME TAX PROVISION	7,251	7,998	26,048	22,446
NET INCOME	$13,285	$15,129	$47,457	$42,906

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.17	$0.19	$0.60	$0.55
Diluted	$0.17	$0.19	$0.60	$0.55

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,556,455	78,302,251	78,448,398	78,229,069
Diluted	78,907,233	78,619,592	78,785,778	78,575,728

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

NET INCOME	$13,285	$15,129	$47,457	$42,906

UNREALIZED GAIN (LOSS) ON AVAILABLE-FOR-SALE (“AFS”) SECURITIES:
Unrealized gain (loss) arising during the period	2,989	(1,069)	2,501	5,484
Less income tax expense (benefit)	1,257	(450)	1,052	2,257
Net change in net unrealized gain (loss) on AFS securities	1,732	(619)	1,449	3,227

UNREALIZED LOSS ON INTEREST-ONLY STRIP:
Net unrealized loss arising during the period	(16)	(27)	(31)	(34)
Less income tax benefit	(7)	(11)	(13)	(15)
Net unrealized losses on interest-only strips	(9)	(16)	(18)	(19)

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	12	13	38	38
Less income tax expense	—	—	—	—
Net changes to BOLI unrecognized prior service cost	12	13	38	38

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$1,735	$(622)	$1,469	$3,246

TOTAL COMPREHENSIVE INCOME	$15,020	$14,507	$48,926	$46,152

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2014	78,061,307	$229,836	$(23)	$209,605	$439,418
Stock options exercised	173,582	860			860
Restricted stock granted	71,950	249			249
Cash dividend declared or accrued:
Common stock ($0.15 per share)				(11,733)	(11,733)
Stock dividend declared or accrued				(8)	(8)
Share-based compensation expense		521			521
Tax benefit from stock options exercised		249			249
Net income				42,906	42,906
Other comprehensive income			3,246		3,246
BALANCE—September 30, 2014	78,306,839	$231,715	$3,223	$240,770	$475,708

			Accumulated
	Common Stock		Other
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2015	78,322,462	$232,001	$4,453	$252,957	$489,411
Stock options exercised	139,488	749			749
Restricted stock granted	136,197	—			—
Cash dividend declared or accrued:
Common stock ($0.17 per share)				(13,325)	(13,325)
Stock dividend declared or accrued		—		(17)	(7)
Share-based compensation expense		884			884
Net income				47,457	47,457
Other comprehensive income			1,469		1,469
BALANCE—September 30, 2015	78,598,147	$233,634	$5,922	$287,072	$526,628

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,457	$42,906
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	1,123	1,270
Depreciation of bank premises and equipment	2,756	2,784
Accretion of discount on acquired loans	(6,320)	(8,587)
FDIC loss-share indemnification asset impairment	—	597
Amortization and accretion of liabilities acquired from acquisitions	294	(1,162)
Amortization of core deposits intangibles	735	809
Provision for losses on loans and loan commitments	700	—
Provision for losses on OREO	316	268
Deferred tax expense	1,184	9,773
Loss on disposition of bank premises and equipment	10	76
Net realized gain on sale of SBA loans	(6,834)	(10,900)
Net realized gain on sale of residential loans	(2,393)	(304)
Net realized gain on sale of other loans	(4,925)	(230)
Origination of SBA loans held-for-sale	(65,465)	(82,265)
Origination of residential loans held-for-sale	(125,464)	(11,956)
Proceeds from sale of SBA loans held-for-sale	81,228	119,902
Proceeds from sale of residential loans held-for-sale	118,946	12,489
Net change in unrealized appreciation on servicing assets	469	694
Disposition of servicing rights	759	915
Net realized gain on sale of OREO	(1,132)	(26)
Gain on sale of repossessed assets	—	(20)
Share-based compensation expense	884	770
Net change in cash surrender value of life insurance	(426)	(426)
Servicing assets capitalized	(3,164)	(3,429)
Net change in accrued interest receivable	188	26
Loss on investments in affordable housing partnerships	3,412	3,299
Net change in fair value of derivatives	(235)	—
Net change in other assets	(7,549)	(4,574)
FHLB stock cash dividend	1,651	858
Net change in accrued interest payable	98	(169)
Net change in other liabilities	5,684	(3,673)
Net cash provided by operating activities	43,987	69,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	4	7
Proceeds from principal repayment of securities available-for-sale	104,805	51,885
Purchase of securities available-for-sale	(101,739)	(61,099)
Net change in interest-bearing deposits in other financial institutions	500	12,019
Net change in loans receivable	(329,889)	(335,968)
(Payment) receipt of FDIC loss-share indemnification	(2,010)	2,786
Proceeds from sale of other loans held-for-sale	10,413	980
Proceeds from sale of OREO	4,166	3,170
Proceeds from sale of repossessed assets	—	84
Purchases of investments in affordable housing partnerships	(2,614)	(3,929)
Purchases of bank premises and equipment	(1,597)	(928)
Purchases of bank owned life insurance	(1,123)	—
Redemption of FHLB stock	—	450
Purchase of FHLB stock	—	(1,006)
Net cash used in investing activities	(319,084)	(331,549)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$749	$860
Tax benefit from exercise of stock options	—	249
Payment of cash dividend on common stock	(12,530)	(10,167)
Increase in FHLB advances	100,000	50,000
Repayment of FHLB advances	(100,000)	(90,000)
Net change in deposits	541,181	313,845
Net cash provided by financing activities	529,400	264,787

NET INCREASE IN CASH AND CASH EQUIVALENTS	254,303	2,953

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	233,953	170,654
CASH AND CASH EQUIVALENTS — END OF PERIOD	$488,256	$173,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$18,720	$12,886
Income taxes paid	$27,256	$13,189
Income tax refunds received	$990	$393

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$7,187	$2,609
Loans transferred to held-for-sale from loans receivable	$7,039	$180
Loans transferred to loans receivable from held-for-sale	$—	$3,783
Other assets transferred to bank premises and equipment	$1,616	$450
Common stock cash dividend declared, but not paid	$4,718	$3,916

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.               Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has 35 full-service branch offices in Southern California, Texas, Alabama, Georgia, New Jersey, and the greater New York City metropolitan area. We also have six loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

Note 2.               Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of September 30, 2015 and December 31, 2014, consolidated statements of income and consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2015 and September 30, 2014, and consolidated statements of shareholders’ equity and consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of September 30, 2015 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Impaired loans — At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans that are carried at fair value generally have had a charge-off through the allowance for loan losses or a specific valuation allowance. The fair value of impaired loans that are not collateral dependent is measured based on the present value of estimated cash flows. For collateral dependent loans, the fair value is commonly based on recent real estate appraisals of the underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may also be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, based on changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and are adjusted accordingly.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at September 30, 2015 and December 31, 2014:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of September 30, 2015	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$86,209	$—	$86,209	$—
Mortgage-backed securities (residential)	74,477	—	74,477	—
Collateralized mortgage obligations (residential)	187,350	—	187,350	—
Corporate securities	15,337	—	15,337	—
Municipal bonds	23,306	—	23,306	—
Servicing assets	19,967	—	—	19,967
Mortgage banking derivative assets	335	—	335	—
Mortgage banking derivative liabilities	(100)	—	(100)	—

	Fair Value Measurements Using:
As of December 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$100,362	$—	$100,362	$—
Mortgage-backed securities (residential)	83,367	—	83,367	—
Collateralized mortgage obligations (residential)	163,079	—	163,079	—
Corporate securities	15,514	—	15,514	—
Municipal bonds	26,045	—	26,045	—
Servicing assets	18,031	—	—	18,031

Financial instruments measured for fair value on a recurring basis, which were part of the asset or liability balances that were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below by category with a summary of changes in fair value for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Servicing Assets:
Balance at beginning of period	$20,123	$18,168	$18,031	$16,108
Net realized losses in net income	(713)	(730)	(469)	(694)
Net purchases, sales, and settlement	557	489	2,405	2,513
Transfers in or out of Level 3	—	—	—	—
Balance at end period	$19,967	$17,927	$19,967	$17,927

Net cumulative unrealized loss in AOCI	$—	$—	$—	$—

We had no transfers of financial instruments between Level 1, 2, or 3 during the three or nine months ended September 30, 2015 and the year ended December 31, 2014.

At September 30, 2015, we had approximately $30.8 million in interest rate lock commitments and $17.3 million in total forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was recorded as a derivative asset of $335,000 and a derivative liability of $100,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of mortgage banking derivatives are included in non-interest income as “net change in fair value of derivatives”.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of September 30, 2015		As of December 31, 2014
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$17,299	$334	$—	$—
Forward sale contracts related to mortgage banking:	$1,491	$1	$—	$—

Liabilities:
Forward sale contracts related to mortgage banking:	$15,808	$(100)	$—	$—

The following tables represent the aggregate balance of assets measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014, and the total losses resulting from fair value adjustments on the assets for the periods indicated:

As of September 30, 2015

					Net Realized Losses
(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Three Months Ended	Nine Months Ended
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$2,092	$2,092	$(269)	$(529)
OREO:
Commercial Real Estate	—	—	248	248	(110)	(298)
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	1,551	1,551	(181)	(181)
Total	$—	$—	$3,891	$3,891	$(560)	$(1,008)

As of December 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses Twelve Months
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$6,563	$6,563	$(3,698)
Residential Real Estate	—	—	266	266	(179)
OREO:
Commercial Real Estate	—	—	2,770	2,770	(406)
Total	$—	$—	$9,599	$9,599	$(4,283)

Quantitative information about significant unobservable inputs (Level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at September 30, 2015 and December 31, 2014 are presented in the tables below:

As of September 30, 2015

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$19,967	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	7.0% - 9.0%
Collateral dependent impaired loans:
Commercial Real Estate	2,092	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	79.3%
OREO:
Commercial Real Estate	248	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	36.3%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	1,551	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	38.7%*

As of December 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$18,031	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.8% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	6,563	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.6%*
Residential Real Estate	266	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	46.8%*
OREO:
Commercial Real Estate	2,770	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.3%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for these financial statements since those dates. Therefore, estimates of fair value may differ significantly from the amounts presented herein.

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

The fair value of OREO and collateral-dependent impaired loans, including those that are held-for-sale, are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income or cash flows. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments may be made after considering relevant economic and demographic factors with the potential to affect property values. Prospective values are also based on market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types being appraised.

The table below is a summary of fair value estimates at September 30, 2015 and December 31, 2014, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value options.

		September 30, 2015		December 31, 2014
	Fair Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$487,655	$487,655	$233,699	$233,699
Federal funds sold	Level 1	601	601	254	254
Deposits held in other financial institutions	Level 1	7,500	7,500	8,000	8,000
Investment securities available-for-sale	Level 2	386,679	386,679	388,367	388,367
Investment securities held-to-maturity	Level 2	22	23	26	28
Loans held-for-sale	Level 2	13,316	13,665	11,783	12,965
Loans receivable-net	Level 3	3,581,156	3,600,251	3,259,673	3,270,398
Federal Home Loan Bank stock	N/A	16,539	N/A	16,539	N/A
Accrued interest receivable	Level 2/3	8,604	8,604	8,792	8,792
Mortgage banking derivatives	Level 2	335	335	—	—
Due from customers on acceptances	Level 1	8,940	8,940	5,611	5,611

Liabilities:
Non-interest bearing deposits	Level 1	$1,074,025	$1,074,025	$915,413	$915,413
Interest bearing deposits	Level 2	2,868,415	2,838,031	2,485,846	2,454,488
Junior subordinated debentures	Level 2	71,955	66,470	71,779	65,834
Short-term FHLB advances	Level 1	—	—	100,000	100,000
Long-term FHLB advances	Level 2	150,000	154,065	50,000	48,698
Accrued interest payable	Level 1/2	2,326	2,326	2,228	2,228
Mortgage banking derivatives	Level 2	100	100	—	—
Acceptances outstanding	Level 1	8,940	8,940	5,611	5,611

Note 5.               Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gains (losses), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2015
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$22	$23	$—	$1	$1
Total investment securities held-to-maturity	$22	$23	$—	$1	$1

Available-for-Sale:
Securities of government sponsored enterprises	$85,820	$86,209	$—	$389	$389
Mortgage backed securities (residential)	73,225	74,477	—	1,252	1,252
Collateralized mortgage obligations (residential)	184,011	187,350	(167)	3,506	3,339
Corporate securities	15,010	15,337	—	327	327
Municipal securities	21,535	23,306	—	1,771	1,771
Total investment securities available-for-sale	$379,601	$386,679	$(167)	$7,245	$7,078

	As of December 31, 2014
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$28	$—	$2	$2
Total investment securities held-to-maturity	$26	$28	$—	$2	$2

Available-for-Sale:
Securities of government sponsored enterprises	$100,792	$100,362	$(490)	$60	$(430)
Mortgage backed securities (residential)	82,454	83,367	(147)	1,060	913
Collateralized mortgage obligations (residential)	161,584	163,079	(657)	2,152	1,495
Corporate securities	14,994	15,514	—	520	520
Municipal securities	23,966	26,045	—	2,079	2,079
Total investment securities available-for-sale	$383,790	$388,367	$(1,294)	$5,871	$4,577

There were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2015 and September 30, 2014. Securities with a total fair value of approximately $376.6 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2015 and December 31, 2014, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to-maturity investment securities and fair value for available-for-sale investment securities) at September 30, 2015:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$22	$—	$—	$22
Total investment securities held-to-maturity	$—	$22	$—	$—	$22

Available-for-Sale:
Securities of government sponsored enterprises	$—	$16,049	$70,160	$—	$86,209
Mortgage backed securities (residential)	4,843	1,261	1,819	66,554	74,477
Collateralized mortgage obligations (residential)	5,383	181,967	—	—	187,350
Corporate securities	7,985	7,352	—	—	15,337
Municipal securities	—	1,951	5,825	15,530	23,306
Total investment securities available-for-sale	$18,211	$208,580	$77,804	$82,084	$386,679

The following tables summarize the gross unrealized losses and fair values of our available-for-sale investment securities, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at September 30, 2015 and December 31, 2014:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of September 30, 2015		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Collateralized mortgage obligations (residential)	$—	$—	$13,256	$(167)	$13,256	$(167)
Total investment securities	$—	$—	$13,256	$(167)	$13,256	$(167)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of December 31, 2014		Unrealized		Unrealized		Unrealized
(Dollars in Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)
Total investment securities	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

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

Management determined that any individual unrealized loss as of September 30, 2015 and December 31, 2014 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored enterprises and federal agencies and therefore rated “Aaa/AAA.” We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At September 30, 2015, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. Unrealized losses on municipal and corporate securities are primarily attributable to both changes in interest rates and a re-pricing of risk in the market. There were no unrealized losses on our municipal or corporate securities at September 30, 2015 and December 31, 2014.

Note 6.         Loans

The following note disclosure breaks out the Company’s loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for losses on loans and loan commitments. Classes are a disaggregation of the portfolio segments. The Company’s loan portfolio segments are:

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

The following table shows the carrying amount of loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp, as well as legacy Wilshire loans:

	At September 30, 2015
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$—	$—	$19,542	$19,542
Real estate secured loans	26,381	84,959	255,188	2,462,316	2,828,844
Commercial and industrial	875	13,696	13,452	764,856	792,879
Consumer loans	—	—	275	13,043	13,318
Gross Loans	27,256	98,655	268,915	3,259,757	3,654,583
Deferred loans fees and unearned income	—	—	—	(9,995)	(9,995)
Total Loans	27,256	98,655	268,915	3,249,762	3,644,588
Allowance For Loan Losses	(272)	(402)	(441)	(49,001)	(50,116)
Net Loans	$26,984	$98,253	$268,474	$3,200,761	$3,594,472

Held-for-sale loans included above	$—	$—	$—	$13,316	$13,316

	At December 31, 2014
	Loans Acquired From Former:			Legacy Wilshire
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Loans	Total
Construction loans	$—	$3,947	$—	$18,688	$22,635
Real estate secured loans	38,546	101,100	303,699	2,229,639	2,672,984
Commercial and industrial	2,607	20,749	18,672	571,294	613,322
Consumer loans	—	—	646	20,423	21,069
Gross Loans	41,153	125,796	323,017	2,840,044	3,330,010
Deferred loans fees and unearned income	—	—	—	(9,930)	(9,930)
Total Loans	41,153	125,796	323,017	2,830,114	3,320,080
Allowance For Loan Losses	(416)	(769)	(1,281)	(46,158)	(48,624)
Net Loans	$40,737	$125,027	$321,736	$2,783,956	$3,271,456

Held-for-sale loans included above	$—	$—	$—	$11,783	$11,783

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

The following table represents the carrying balances, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at September 30, 2015, December 31, 2014, and September 30, 2014. The unpaid principal balance, before discount, of ASC 310-30 loans was $9.1 million at September 30, 2015, $11.1 million at December 31, 2014, and $12.3 million at September 30, 2014.

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Non-ASC 310-30 loans	$393,993	$488,625	$522,017
ASC 310-30 loans	833	1,341	1,581
Total outstanding acquired loan balance	394,826	489,966	523,598
Allowance related to acquired loans	(1,115)	(2,466)	(2,940)
Carrying amount, net of allowance	$393,711	$487,500	$520,658

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Breakdown of ASC 310-30 loans
Real Estate Secured	$809	$1,266	$1,504
Commercial & Industrial	24	75	77
Total ASC 310-30 loans	$833	$1,341	$1,581

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three and nine months ended September 30, 2015 and September 30, 2014, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Balance at beginning of period	$17,835	$27,882	$22,056	$34,201
Discount accretion income recognized	(2,264)	(3,094)	(6,320)	(8,587)
Disposals related to charge-offs	(28)	(86)	(193)	(912)
Balance at end of period	$15,543	$24,702	$15,543	$24,702

The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Balance at beginning of period	$16,495	$25,610	$20,400	$31,450
Discount accretion income recognized	(2,164)	(2,801)	(6,059)	(8,211)
Disposals related to charge-offs	(28)	(54)	(38)	(484)
Balance at end of period	$14,303	$22,755	$14,303	$22,755

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balances:
Allowance for loan losses:
Balances at beginning of period	$48,821	$52,669	$48,624	$53,563

Charge-offs:
Real estate secured	605	1,161	1,179	2,615
Commercial and industrial	1,270	614	2,579	2,599
Consumer	—	—	—	1
Total charge-offs	1,875	1,775	3,758	5,215

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	1,867	1,688	3,030	3,302
Commercial and industrial	803	534	1,710	1,452
Consumer	—	—	10	14
Total recoveries	2,670	2,222	4,750	4,768

Net loan (recoveries) charge-offs	(795)	(447)	(992)	447

Provision for losses on loans	500	—	500	—
Balances at end of period	$50,116	$53,116	$50,116	$53,116

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,061	$1,061	$1,061
Provision for losses on loan commitments	200	—	200	—
Balance at end of period	$1,261	$1,061	$1,261	$1,061

Ratios:
Net loan (recoveries) charge-offs to average total loans (annualized)	-0.09%	-0.06%	-0.04%	0.02%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.38%	1.67%	1.38%	1.67%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	-1.59%	-0.84%	-1.98%	0.84%
Net loan (recoveries) charge-offs to provision for loan losses and loan commitments	-113.57%	0.00%	141.71%	0.00%

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	September 30, 2015			December 31, 2014
	Reserve	Loans Receivable	(%)	Reserve	Loans Receivable	(%)
Construction	$204	$19,542	1.04%	$220	$22,635	0.97%
Real estate secured	31,485	2,817,342	1.12%	31,889	2,662,129	1.20%
Commercial and industrial	18,304	791,065	2.31%	16,302	612,394	2.66%
Consumer	123	13,318	0.92%	213	21,069	1.01%
Total gross loans receivable *	$50,116	$3,641,267	1.38%	$48,624	$3,318,227	1.47%

* Held-for-sale loans of $13.3 million and $11.8 million at September 30, 2015 and December 31, 2014, respectively, were excluded from the total.

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended September 30, 2015 and September 30, 2014:

	September 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$150	$32,103	$16,422	$146	$48,821
Total charge-offs	—	(605)	(1,270)	—	(1,875)
Total recoveries	—	1,867	803	—	2,670
Provision (credit) for losses on loans	54	(1,880)	2,349	(23)	500
Balance at end of quarter	$204	$31,485	$18,304	$123	$50,116

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$707	$38,795	$13,038	$129	$52,669
Total charge-offs	—	(1,161)	(614)	—	(1,775)
Total recoveries	—	1,688	534	—	2,222
(Credit) provision for losses on loans	(214)	(2,224)	2,436	2	—
Balance at end of period	$493	$37,098	$15,394	$131	$53,116

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the nine months ended September 30, 2015 and September 30, 2014:

	September 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of year	$220	$31,889	$16,302	$213	$48,624
Total charge-offs	—	(1,179)	(2,579)	—	(3,758)
Total recoveries	—	3,030	1,710	10	4,750
(Credit) provision for losses on loans	(16)	(2,255)	2,871	(100)	500
Balance at end of quarter	$204	$31,485	$18,304	$123	$50,116

	September 30, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of year	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(2,615)	(2,599)	(1)	(5,215)
Total recoveries	—	3,302	1,452	14	4,768
(Credit) provision for losses on loans	(321)	(4,990)	5,303	8	—
Balance at end of quarter	$493	$37,098	$15,394	$131	$53,116

The allowance for loan losses is comprised of a general valuation allowance (“GVA”) based on quantitative and qualitative analyses of the loan portfolio and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower currently undergoing financial difficulties. At September 30, 2015, the outstanding balance of impaired loans totaled $66.6 million, of which $20.5 million had specific reserves of $9.5 million. At December 31, 2014, the outstanding balance of impaired loans totaled $69.9 million, of which $21.9 million had specific reserves of $9.0 million.

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

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances at September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$44,537	$22,014	$—	$66,551
Specific valuation allowance	$—	$1,510	$8,018	$—	$9,528
Coverage ratio	0.00%	3.39%	36.42%	0.00%	14.32%

Non-impaired loans	$19,542	$2,772,805	$769,051	$13,318	$3,574,716
General valuation allowance	$204	$29,975	$10,286	$123	$40,588
Coverage ratio	1.04%	1.08%	1.34%	0.92%	1.14%

Gross loans receivable	$19,542	$2,817,342	$791,065	$13,318	$3,641,267
Allowance for loan losses	$204	$31,485	$18,304	$123	$50,116
Allowance coverage ratio	1.04%	1.12%	2.31%	0.92%	1.38%

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$52,510	$17,371	$—	$69,881
Specific valuation allowance	$—	$1,886	$7,123	$—	$9,009
Coverage ratio	0.00%	3.59%	41.01%	0.00%	12.89%

Non-impaired loans	$22,635	$2,609,619	$595,023	$21,069	$3,248,346
General valuation allowance	$220	$30,003	$9,179	$213	$39,615
Coverage ratio	0.97%	1.15%	1.54%	1.01%	1.22%

Gross loans receivable	$22,635	$2,662,129	$612,394	$21,069	$3,318,227
Allowance for loan losses	$220	$31,889	$16,302	$213	$48,624
Allowance coverage ratio	0.97%	1.20%	2.66%	1.01%	1.47%

At September 30, 2015 and December 31, 2014, ASC 310-30 loans totaled $833,000 and $1.3 million, respectively. At September 30, 2015, these loans had no related allowance, and at December 31, 2014, total allowance recorded for these loans totaled $253,000. The following is a breakdown of ASC 310-30 loans at September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$809	$24	$—	$833
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$—	$—	$—

	December 31, 2014
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

Impaired loan net principal balances are broken down by those with specific reserves and without specific reserves, as shown in the following table for September 30, 2015 and December 31, 2014:

	For Quarter Ended
(Dollars in Thousands)	September 30, 2015	December 31, 2014
With Specific Reserves
Without Charge-Offs	$20,455	$21,597
With Charge-Offs	23	295
Without Specific Reserves
Without Charge-Off	35,434	31,335
With Charge-Offs	10,639	16,654
Total Impaired Loans*	66,551	69,881
Allowance on Impaired Loans	(9,528)	(9,009)
Impaired Loans Net of Allowance	$57,023	$60,872

*       Balances net of SBA guaranteed portions and discount on acquired loans totaled $61.0 million and $65.6 million at September 30, 2015 and December 31, 2014, respectively.

Net principal balance and average balances for impaired loans with specific reserves, and those without specific reserves, at September 30, 2015 and December 31, 2014 are presented in the following tables by loan class:

	September 30, 2015				December 31, 2014
			Three Months	Nine Months			Twelve Months
			Ended	Ended			Ended
		Related	Average	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Balance	Allowance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	—	272	6	379
SBA Real Estate	2,435	681	1,783	1,880	1,145	310	1,220
Gas Station	—	—	—	—	640	65	650
Carwash	—	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	2,104	469	2,068
Land	—	—	—	—	—	—	—
Other	3,902	829	3,979	3,985	5,950	1,036	6,051
Commercial & Industrial:
SBA Commercial	875	736	1,150	1,316	941	725	1,041
Commercial	13,266	7,282	13,456	13,695	10,840	6,398	14,016
Consumer	—	—	—	—	—	—	—
Total With Related Allowance	20,478	9,528	20,368	20,876	21,892	9,009	25,425

Without Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	986	—	1,213	1,216	561	—	580
SBA Real Estate	6,866	—	4,099	4,271	7,781	—	6,336
Gas Station	3,380	—	3,476	3,507	4,765	—	5,086
Carwash	5,271	—	5,479	5,511	5,626	—	6,128
Hotel/Motel	4,898	—	5,523	5,626	3,629	—	3,873
Land	—	—	—	—	258	—	262
Other	16,799	—	18,588	18,749	19,779	—	22,551
Commercial & Industrial:
SBA Commercial	1,953	—	695	799	446	—	516
Commercial	5,920	—	7,608	8,194	5,144	—	5,720
Consumer	—	—	—	—	—	—	—
Total Without Related Allowance	46,073	—	46,681	47,873	47,989	—	51,052
Total Impaired Loans	$66,551	$9,528	$67,049	$68,749	$69,881	$9,009	$76,477

Income recognized on payments received from impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended September 30, 2015, December 31, 2014, and September 30, 2014 totaled $523,000, $1.4 million, and $691,000, respectively. The cash basis income recognized from impaired loans for the nine months ended September 30, 2015 and September 30, 2014 totaled $1.5 million and $1.7 million, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at September 30, 2015 and December 31, 2014, are presented in the following table by loan class:

	September 30, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	531	—	599	1,130	454	280	449	1,183
SBA Real Estate	1,966	1,177	309	3,452	1,623	129	399	2,151
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	770	770	—	—	770	770
Hotel/Motel	625	—	1,082	1,707	—	—	1,162	1,162
Land	—	—	—	—	—	—	—	—
Other	504	621	2,789	3,914	770	1,027	9,030	10,827
Commercial & Industrial:
SBA Commercial	738	176	220	1,134	193	369	—	562
Commercial	2,047	121	1,695	3,863	1,281	598	416	2,295
Consumer	—	—	—	—	—	—	—	—
Total Legacy Loans	6,411	2,095	7,464	15,970	4,321	2,403	12,226	18,950
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	136	136	—	—	134	134
SBA Real Estate	220	436	91	747	262	—	105	367
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	232	—	—	232
Land	—	—	—	—	—	—	—	—
Other	69	183	738	990	188	246	3,030	3,464
Commercial & Industrial:
SBA Commercial	385	131	9	525	176	22	—	198
Commercial	642	48	23	713	528	300	2,008	2,836
Consumer	—	—	—	—	—	—	—	—
Total Acquired Loans	1,316	798	997	3,111	1,386	568	5,277	7,231
Total Past Due Loans	$7,727	$2,893	$8,461	$19,081	$5,707	$2,971	$17,503	$26,181

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$2,172	$1,131	$7,464	$10,767	$116	$904	$12,226	$13,246
Acquired Loans	642	619	997	2,258	426	246	5,277	5,949
Non-Accrual Loans Listed Above	$2,814	$1,750	$8,461	$13,025	$542	$1,150	$17,503	$19,195

* Total past due balances are net of SBA guaranteed portions totaling $5.0 million and $7.7 million at September 30, 2015 and December 31, 2014, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at September 30, 2015 and December 31, 2014 are presented in the following table by loan class:

	September 30, 2015			December 31, 2014
		90 Days	Total		90 Days	Total
	Total	or More	Non-	Total	or More	Non-
(Dollars In Thousands)	Non-Accrual	Past Due and	Performing	Non-Accrual	Past Due and	Performing
(Balances are net of SBA guaranteed portions)	Loans	Still Accruing	Loans*	Loans	Still Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:			—
Residential Real Estate	935	—	935	784	—	784
SBA Real Estate	2,217	—	2,217	632	—	632
Gas Station	—	—	—	28	—	28
Carwash	2,321	—	2,321	2,629	—	2,629
Hotel/Motel	2,047	—	2,047	2,328	—	2,328
Land	—	—	—	—	—	—
Other	7,965	—	7,965	12,852	—	12,852
Commercial & Industrial:
SBA Commercial	426	—	426	360	—	360
Other Commercial	5,727	—	5,727	5,150	—	5,150
Consumer	—	—	—	—	—	—
Total Legacy Loans	21,638	—	21,638	24,763	—	24,763
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	136	—	136	134	—	134
SBA Real Estate	1,528	—	1,528	1,828	—	1,828
Gas Station	—	—	—	2,185	—	2,185
Carwash	—	—	—	—	—	—
Hotel/Motel	318	—	318	718	—	718
Land	—	—	—	—	—	—
Other	2,656	—	2,656	5,429	—	5,429
Commercial & Industrial:
SBA Commercial	9	—	9	42	—	42
Other Commercial	896	—	896	2,166	—	2,166
Consumer	—	—	—	—	—	—
Total Acquired Loans	5,543	—	5,543	12,502	—	12,502
Total	$27,181	$—	$27,181	$37,265	$—	$37,265

*   Balances are net of SBA guaranteed portions totaling $6.5 million and $8.5 million at September 30, 2015 and December 31, 2014, respectively.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2015 and September 30, 2014. Additional income of approximately $138,000 and $147,000 would have been recorded during the three months ended September 30, 2015 and September 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated. Additional income of approximately $346,000 and $830,000 would have been recorded during the nine months ended September 30, 2015 and September 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at September 30, 2015 and December 31, 2014 are presented in the following table by classes of loans:

	September 30, 2015				December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	15,185	14,725	1,082	30,992	—	1,636	272	1,908
SBA Real Estate	4,749	10,051	176	14,976	2,860	5,842	189	8,891
Gas Station	8,659	—	—	8,659	1,126	5,794	—	6,920
Carwash	—	—	—	—	6,800	1,859	770	9,429
Hotel/Motel	2,354	838	—	3,192	1,207	1,616	1,162	3,985
Land	—	—	—	—	258	—	—	258
Other	18,246	11,025	884	30,155	28,064	16,801	9,251	54,116
Commercial & Industrial:
SBA Commercial	1,186	2,305	—	3,491	690	2,145	—	2,835
Other Commercial	43,193	28,458	—	71,651	11,914	20,699	—	32,613
Consumer	77	—	—	77	—	1	—	1
Total Legacy Loans	93,649	67,402	2,142	163,193	52,919	56,393	11,644	120,956
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	136	—	136	—	134	—	134
SBA Real Estate	2,177	4,186	40	6,403	2,400	4,397	41	6,838
Gas Station	2,974	—	—	2,974	645	2,987	—	3,632
Carwash	—	—	—	—	8,480	—	—	8,480
Hotel/Motel	5,253	—	—	5,253	—	4,364	—	4,364
Land	—	—	—	—	—	—	—	—
Other	7,131	6,113	—	13,244	10,503	10,279	160	20,942
Commercial & Industrial:
SBA Commercial	408	936	—	1,344	653	639	—	1,292
Other Commercial	6,580	3,227	—	9,807	1,175	3,112	107	4,394
Consumer	118	—	—	118	131	—	—	131
Total Acquired Loans	24,641	14,598	40	39,279	23,987	25,912	308	50,207
Total Loans	$118,290	$82,000	$2,182	$202,472	$76,906	$82,305	$11,952	$171,163

* Balances are net of SBA guaranteed portions totaling $7.7 million and $11.2 million at September 30, 2015 and December 31, 2014, respectively.

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or equal to or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired regardless of whether they are performing or non-performing. At September 30, 2015, the balance of non-accrual TDR loans totaled $7.6 million, and TDR loans performing in accordance with their modified terms totaled $33.2 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three and nine months ended September 30, 2015 and September 30, 2014.

The following tables present the total balance of TDR loans by loan type and types of concessions made at September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$10,498	$12,792	$898	$24,188
Commercial & Industrial	2,199	12,611	1,768	16,578
Total TDR Loans	$12,697	$25,403	$2,666	$40,766

	December 31, 2014
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$16,431	$7,890	$775	$25,096
Commercial & Industrial	2,656	7,389	1,969	12,014
Total TDR Loans	$19,087	$15,279	$2,744	$37,110

* SBA guaranteed portions totaled $600,000 and $1.6 million at September 30, 2015 and December 31, 2014, respectively.

The following table represents the roll-forward of TDR loans with additions and reductions for the quarters ended September 30, 2015 and September 30, 2014:

	Three Months Ended
(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2015	September 30, 2014
Balance at Beginning of Period	$42,893	$38,891
New TDR Loans Added	4,212	7,260
TDR Loans Paid Off	(4,950)	(2,424)
Reductions Due to Charge-Offs	—	(597)
Other Changes (Payments, Amortization, and Other)	(1,389)	(392)
Balance at End of Period	$40,766	$42,738

The following table represents the roll-forward of TDR loans with addition and reductions for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended
(Dollars in Thousands, Net of SBA Guarantee)	September 30, 2015	September 30, 2014
Balance at Beginning of Period	$37,110	$36,220
New TDR Loans Added	14,051	13,025
TDR Loans Paid Off	(5,910)	(3,974)
Reductions Due to Charge-Offs	(523)	(1,100)
Other Changes (Payments, Amortization, and Other)	(3,962)	(1,433)
Balance at End of Period	$40,766	$42,738

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended September 30, 2015 and September 30, 2014:

	September 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$782	$—	$782
Commercial & Industrial	56	4,394	—	4,450
Total TDR Loans	$56	$5,176	$—	$5,232

Post-Modification Balance:
Real Estate Secured	$—	$782	$—	$782
Commercial & Industrial	55	3,375	—	3,430
Total TDR Loans	$55	$4,157	$—	$4,212

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	2	8	—	10
Total TDR Loans	2	9	—	11

	September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$980	$—	$980
Commercial & Industrial	66	6,222	—	6,288
Total TDR Loans	$66	$7,202	$—	$7,268

Post-Modification Balance:
Real Estate Secured	$—	$974	$—	$974
Commercial & Industrial	64	6,222	—	6,286
Total TDR Loans	$64	$7,196	$—	$7,260

Number of Loans:
Real Estate Secured	—	2	—	2
Commercial & Industrial	3	1	—	4
Total TDR Loans	3	3	—	6

The following tables summarize the pre-modification and post-modification balances, and types of concessions provided for new TDR loans during the nine months ended September 30, 2015 and September 30, 2014:

	September 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$894	$6,157	$402	$7,453
Commercial & Industrial	91	7,037	—	7,128
Total TDR Loans	$985	$13,194	$402	$14,581

Post-Modification Balance:
Real Estate Secured	$891	$6,669	$402	$7,962
Commercial & Industrial	91	5,998	—	6,089
Total TDR Loans	$982	$12,667	$402	$14,051

Number of Loans:
Real Estate Secured	1	5	1	7
Commercial & Industrial	4	20	—	24
Total TDR Loans	5	25	1	31

	September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,983	$4,335	$6,318
Commercial & Industrial	457	6,351	—	6,808
Total TDR Loans	$457	$8,334	$4,335	$13,126

Post-Modification Balance:
Real Estate Secured	$—	$1,934	$4,308	$6,242
Commercial & Industrial	450	6,333	—	6,783
Total TDR Loans	$450	$8,267	$4,308	$13,025

Number of Loans:
Real Estate Secured	—	6	1	7
Commercial & Industrial	12	5	—	17
Total TDR Loans	12	11	1	24

At September 30, 2015 and September 30, 2014, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the twelve months ended September 30, 2015 and September 30, 2014, and had payment defaults during the period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be considered a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three and nine months ended September 30, 2015 and September 30, 2014.

	TDRs With Payment Defaults During the Three Months Ended September 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	16	—	—	16
Total TDRs Defaulted	$16	$—	$—	$16

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	16	—	—	16
Total TDRs Defaulted	$16	$—	$—	$16

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted	1	—	—	1

	TDRs With Payment Defaults During the Three Months Ended September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$4,335	$4,335
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$41	$—	$4,335	$4,376

Post-Modification Balance:
Real Estate Secured	$—	$—	$4,308	$4,308
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$41	$—	$4,308	$4,349

Number of Loans:
Real Estate Secured	—	—	1	1
Commercial & Industrial	1	—	—	1
Total TDRs Defaulted	1	—	1	2

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$1,137	$65	$—	$1,202
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$1,137	$65	$—	$1,202

Post-Modification Balance:
Real Estate Secured	$1,137	$61	$—	$1,198
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$1,137	$61	$—	$1,198

Number of Loans:
Real Estate Secured	2	1	—	3
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	2	1	—	3

	TDRs With Payment Defaults During the Nine Months Ended September 30, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total

Pre-Modification Balance:
Real Estate Secured	$417	$691	$4,335	$5,443
Commercial & Industrial	44	—	—	44
Total TDRs Defaulted	$461	$691	$4,335	$5,487

Post-Modification Balance:
Real Estate Secured	$335	$664	$4,308	$5,307
Commercial & Industrial	41	—	—	41
Total TDRs Defaulted	$376	$664	$4,308	$5,348

Number of Loans:
Real Estate Secured	1	2	1	4
Commercial & Industrial	2	—	—	2
Total TDRs Defaulted	3	2	1	6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands, Except per Share Data)	2015	2014	2015	2014
Numerator:
Net income	$13,285	$15,129	$47,457	$42,906
Denominator for basic earnings per share:
Weighted-average shares	78,556,455	78,302,251	78,448,398	78,229,069
Effect of dilutive securities:
Stock option dilution	350,778	317,341	337,380	346,659
Denominator for diluted earnings per share:
Adjusted weighted-average shares and assumed conversions	78,907,233	78,619,592	78,785,778	78,575,728
Basic earnings per common share	$0.17	$0.19	$0.60	$0.55
Diluted earnings per common share	$0.17	$0.19	$0.60	$0.55

For the three months and nine months ended September 30, 2015, stock option awards totaling 92,707 and 202,451, respectively, were excluded from the dilutive earnings per common share calculation because the shares, if issued, would be anti-dilutive. Stock option awards of 275,800 were excluded from the dilutive earnings per common share calculation for the three and nine months ended September 30, 2014 because the shares, if issued, would be anti-dilutive.

Note 8.   FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At September 30, 2015, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $1.38 billion at September 30, 2015, with $150 million in borrowings outstanding and a remaining borrowing capacity of $1.19 billion.

During the third quarter of 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance. The advance matures on September 23, 2019, and interest rate was 1.57% as of September 30, 2015. The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. Therefore the interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves. During the third quarter of 2014, the Company also entered into a forward commitment with the FHLB to borrow $100.0 million for a term of four years. The advance was funded on September 22, 2015 and will mature on September 23, 2019. The interest rate on the advanced is fixed at a rate of 2.48% for the term of the borrowing.

The Company’s outstanding $50.0 million advance with the FHLB is not measured for fair value as it fails to meet the definition of a derivative. Derivative accounting is not required for the interest rate cap as it is “clearly and closely” related to the host instrument and does not meet the criteria set forth in ASC 815 “Derivatives and Hedging.”

The following table shows the Company’s outstanding advance from FHLB at September 30, 2015:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$50,000	1.57%	3 Month LIBOR + 1.2425%*	09/22/2014	09/23/2019
Advance 2	100,000	2.48%	Fixed Rate Advance	09/22/2015	09/23/2019
Total	$150,000

* The advance has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term of the advance.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	Three Months Ended
(Dollars in Thousands)	September 30, 2015	December 31, 2014
Balance at quarter end	$150,000	$150,000
Average balance during the quarter	59,783	150,000
Maximum amount outstanding at any month-end	150,000	150,000
Average interest rate during the quarter	1.71%	0.63%
Weighted average interest rate at quarter-end	2.18%	0.68%

Junior subordinated debentures at September 30, 2015 totaled $72.0 million, compared to $71.8 million at December 31, 2014. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. These debentures were acquired by the Company at a fair value of $9.7 million, or a discount of $10.9 million.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at September 30, 2015:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date	Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.115%	12/17/2015(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.725%	12/15/2015(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.705%	12/15/2015(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	10,098	3 Month LIBOR + 1.62%	1.945%	12/30/2015(4)	03/30/2037
		$71,955

(1)

The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is December 17, 2015.

(2)

The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is December 15, 2015.

(3)

The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is December 15, 2015.

(4)

The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is December 30, 2015.

Note 9.     Accumulated Other Comprehensive Income

AOCI includes unrealized gain and losses on available-for-sale investments, unrealized gains and losses on interest only strips, and unrecognized prior service costs on bank owned life insurance (“BOLI”). Changes to other AOCI are presented net of tax effect as a component of equity. Reclassifications out of AOCI are recorded in income either as a gain or loss. The reclassifications for available-for-sale securities are included in the “Consolidated Statements of Income” as gain on sale of securities.

Changes to AOCI by components are shown in the following tables for the periods indicated:

	Three Months Ended September 30, 2015
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,366	$290	$(469)	$4,187
Other comprehensive (loss) income before reclassification	2,989	(16)	12	2,985
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(1,257)	7	—	(1,250)
Current period changes net of taxes	1,732	(9)	12	1,735
Balance at end of period	$6,098	$281	$(457)	$5,922

	Three Months Ended September 30, 2014
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,039	$326	$(520)	$3,845
Other comprehensive income (loss) before reclassification	(1,069)	(27)	13	(1,083)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	450	11	—	461
Current period changes net of taxes	(619)	(16)	13	(622)
Balance at end of period	$3,420	$310	$(507)	$3,223

	Nine Months Ended September 30, 2015
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,649	$299	$(495)	$4,453
Other comprehensive income (loss) before reclassification	2,501	(31)	38	2,508
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(1,052)	13	—	(1,039)
Current period changes net of taxes	1,449	(18)	38	1,469
Balance at end of period	$6,098	$281	$(457)	$5,922

	Nine Months Ended September 30, 2014
(Dollars in Thousands)	Unrealized Gain and Losses on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$193	$329	$(545)	$(23)
Other comprehensive income (loss) before reclassification	5,484	(34)	38	5,488
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(2,257)	15	—	(2,242)
Current period changes net of taxes	3,227	(19)	38	3,246
Balance at end of period	$3,420	$310	$(507)	$3,223

For the three and nine months ended September 30, 2015 and September 30, 2014, there were no reclassifications from AOCI.

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

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2015, we had approximately $30.8 million in interest rate lock commitments and $17.3 million in total forward sales commitments for the future delivery of residential mortgage loans. There were no interest rate lock commitments and forward commitments at December 31, 2014. All derivative instruments are recognized on the balance sheet at their fair value.

Commitments at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$400,453	$391,728
Standby letters of credit	635	1,391
Commercial letters of credit	106,784	61,518
Commitments to fund investments in affordable housing partnerships	11,586	9,430
Interest rate lock	30,805	—
Forward sales commitments	17,299	—
Operating lease commitments	25,318	25,640

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $80,000 at September 30, 2015, $135,000 at December 31, 2014, and $125,000 at September 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.   Income Tax Provision

For the third quarter of 2015, the Company had an income tax provision totaling $7.3 million on pretax income of $20.5 million, representing an effective tax rate of 35.3%, compared with an income tax provision of $8.0 million on pretax income of $23.1 million, representing an effective tax rate of 34.6% for the third quarter of 2014.

For the nine months ended September 30, 2015, the Company had an income tax provision of $26.0 million on pretax income of $73.5 million, representing an effective tax rate of 35.4%, compared with an income tax provision of $22.4 million on pretax income of $65.4 million, representing an effective tax rate of 34.3%, for the same period in 2014.

The Company had unrecognized tax benefits of $1.8 million and $2.9 million at September 30, 2015 and December 31, 2014, respectively that related to uncertainties associated with federal and state income tax matters. The Company believes it is reasonably possible that the unrecognized tax benefits may decrease by approximately $33,000 in the next twelve months. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended September 30, 2015, the Company recognized approximately $5,000 in interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $87,000 and $287,000 at September 30, 2015 and December 31, 2014, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2015, the Company believes it can reliably project its pretax income for 2015 and had determined the tax provision using an estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2015 and December 31, 2014.

Note 13.   Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date”. ASU 2015-14 defers the effective date of ASU 2014-09 “Revenue from Contracts with Customers which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition” by one year. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Under ASU 2015-14, ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the effects of ASU 2014-09 on its financial statements and disclosures, if any.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 expands guidance provided in ASU 2015-03 and states that presentation of costs associated with securing a revolving line of credit as an asset is permitted, regardless of whether or not the line of credit is funded. ASU 2015-15 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-15 on its financial statements and disclosures, if any.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. ASU 2015-16 simplifies the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, thereby eliminating the requirement to retrospectively account for those adjustments. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the effects of ASU 2015-16 on its financial statements and disclosures, if any.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three and nine months ended September 30, 2015 and September 30, 2014, financial condition as of September 30, 2015 and December 31, 2014, and includes the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

•                  To continue our growth, we are affected in part by our ability to identify and acquire other financial institutions.

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

Selected Financial Data

The following table presents selected historical financial information for the three months ended September 30, 2015, December 31, 2014, and September 30, 2014, and the period end balances at September 30, 2015, December 31, 2014, and September 30, 2014. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	September 30, 2015	December 31, 2014	September 30, 2014
Net income	$13,285	$16,103	$15,129
Net income per common share, basic	0.17	0.21	0.19
Net income per common share, diluted	0.17	0.20	0.19
Net interest income before provision for losses on loans and loan commitments	37,459	37,467	36,768
Average balances:
Assets	4,592,052	4,049,930	3,757,520
Cash and cash equivalents	506,063	274,582	135,191
Investment securities	355,828	366,229	348,663
Total loans	3,519,441	3,200,538	3,061,900
Total deposits	3,893,958	3,292,557	3,017,301
Shareholders’ equity	524,962	485,482	472,697
Performance Ratios:
Annualized return on average assets	1.16%	1.59%	1.61%
Annualized return on average equity	10.12%	13.27%	12.80%
Net interest margin	3.49%	4.00%	4.26%
Efficiency ratio	54.80%	49.53%	50.12%
Capital Ratios:
Tier 1 capital to adjusted total average assets	11.54%	12.11%	12.72%
Tier 1 common equity capital to risk-weighted assets	11.47%	N/A	N/A
Tier 1 capital to risk-weighted assets	13.23%	14.13%	14.37%
Total capital to risk-weighted assets	14.48%	15.38%	15.63%

	Period End Balance as of:
	September 30, 2015	December 31, 2014	September 30, 2014
Total assets	$4,740,401	$4,155,469	$3,935,798
Investment securities	386,701	388,393	365,894
Net loans	3,594,472	3,271,456	3,125,065
Total deposits	3,942,440	3,401,259	3,185,354
Junior subordinated debentures	71,955	71,779	71,722
FHLB advances	150,000	150,000	150,000
Total common equity	526,628	489,411	475,708

Asset Quality Ratios: (Non-performing loans net of SBA guaranteed portion)
Quarter to date net (recoveries) charge-off to average total loans (annualized)	-0.09%	0.56%	-0.06%
Non-performing loans to total loans	0.75%	1.12%	1.41%
Non-performing assets to total loans and other real estate owned	1.05%	1.36%	1.62%
Allowance for loan losses to gross loans receivable *	1.38%	1.47%	1.67%
Allowance for loan losses to non-performing loans	184.38%	130.48%	118.29%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, Alabama, Georgia, New Jersey, and New York. In addition to our branch offices, we also have six loan production offices, or “LPOs”, of which four are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in California, Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

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

Net interest income before provision for losses on loans and loan commitments increased $691,000, or 1.9%, to $37.5 million for the third quarter of 2015, compared to $36.8 million for the third quarter of 2014. Net interest income before provision for losses on loans and loan commitments for the nine months ended September 30, 2015 was $111.4 million, an increase of $3.3 million, or 3.1%, from $108.1 million for the nine months ended September 30, 2014. Net interest margin of 3.49% for the third quarter of 2015 was 77 basis points lower than net interest margin of 4.26% for the previous year’s same quarter. Net interest margin for the nine months ended September 30, 2015 was 3.59%, down 69 basis points from net interest margin of 4.28% for the nine months ended September 30, 2014. Excluding the effect of the amortization/accretion of the purchase accounting adjustments for the acquisitions for Saehan Bancorp and BankAsiana, net interest margin was 3.30% for the third quarter of 2015 and 3.40% for the nine months ended September 30, 2015, compared to 3.89% for the third quarter of 2014 and 3.91% for the nine months ended September 30, 2014. The decline in net interest margin for periods in 2015 compared to 2014 was due to a decline in loan yields, a decline in discount accretion income, and an increase in cash at the Federal Reserve Bank earning just 25 basis points. The average balance of cash at the Federal Reserve Bank for three and nine months ended September 30, 2015 totaled $425,000 and $350,000, respectively. The average balance of cash at the Federal Reserve Bank for three and nine months ended September 30, 2014 totaled $39,000 and $54,000, respectively. Company is evaluating the deployment of some of its excess liquidity through the purchase of additional investment securities and reducing the number of maturing time deposits that renew through the reduction in interest rates.

The increase in net interest income for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the overall increase in loans. Total loan discount accretion income for the third quarter of 2015 was $2.3 million, compared to $3.1 million for the third quarter of 2014. Loan discount accretion income for the nine months ended September 30, 2015 was $6.3 million, compared to $8.6 million for the nine months ended September 30, 2014. Interest income for the third quarter of 2015 totaled $44.2 million, an increase of $2.9 million, or 7.0%, from $41.3 million for the third quarter of 2014. Interest income for the nine months ended September 30, 2015 totaled $130.2 million, an increase of $9.4 million, or 7.8%, from $120.8 million for the nine months ended September 30, 2014. The increase in interest income was due to additional interest income from the increase in loans.

The average balance of total loans increased from $3.06 billion for the third quarter of 2014 and $2.96 billion for the nine months ended September 30, 2014, to $3.52 billion for the third quarter of 2015 and $3.45 billion for the nine months ended September 30, 2015. The increase in average total loans for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to an increase in loan originations during the twelve months ended September 30, 2015. Loan yields for the three months ended September 30, 2015 decreased to 4.76%, from 5.12% for the three months ended September 30, 2014. Loan yields decreased to 4.77% for the nine months ended September 30, 2015, compared to 5.16% for the nine months ended September 30, 2014. The decrease in loan yields for periods in 2015 compared to periods in 2014 was due to a decline in discount accretion income and new loans that were originated at rates lower than the existing loan portfolio. Excluding the effect of the discount accretion on acquired loans from Saehan and BankAsiana, loan yields were 4.51% for the third quarter of 2015 and 4.54% for the nine months ended September 30, 2015, compared to 4.74% for the third quarter of 2014 and 4.79% for the nine months ended September 30, 2014.

Total interest expense increased $2.1 million, or 47.9%, to $6.7 million for the third quarter of 2015, compared to $4.6 million for the third quarter of 2014. Interest expense for the first nine months of 2015 was $18.8 million, an increase of $6.1 million, or 48.0%, compared to $12.7 million for the first nine months of 2014. The average balance of our interest bearing liabilities for the three and nine months ended September 30, 2015 totaled $2.99 billion and $2.90 billion, respectively, an increase from $2.32 billion and $2.29 billion, respectively, for the three and nine months ended September 30, 2014. The increase in interest expense and average interest bearing liabilities for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, was due largely to an increase in jumbo time deposits from the Bank’s deposit campaign. The deposit campaign was started during the second half of 2014 in an attempt to increase deposits to improve liquidity, reduce our loans to deposits ratios, and raise funds for the high level of loan growth that we were experiencing at the time. The success of the deposit campaign led to a large increase in deposits and a reduction to our loans to deposits ratios. Subsequently the deposit campaign was halted during the first half of 2015 due to the increase in excess liquidity. Total cost of interest bearing liabilities increased to 0.90% and 0.86%, for the three and nine months ended September 30, 2015, respectively, from 0.79% and 0.74%, for the three and nine months ended September 30, 2014, respectively.

The following tables set forth our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin for periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,519,441	$41,877	4.76%	$3,061,900	$39,217	5.12%
Securities of government sponsored enterprises	316,311	1,668	2.11%	292,981	1,560	2.13%
Other investment securities (2)	39,517	354	5.20%	55,682	458	4.54%
Deposits held in other financial institutions	7,576	31	1.64%	18,584	66	1.42%
Federal funds sold and others earnings asset	425,295	272	0.26%	40,014	25	0.25%
Total interest-earning assets	4,308,140	44,202	4.12%	3,469,161	41,326	4.78%
Total non-interest-earning assets	283,912			288,359
Total assets	$4,592,052			$3,757,520

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$978,220	$1,657	0.68%	$775,914	$1,322	0.68%
NOW deposits	30,916	22	0.28%	30,728	15	0.20%
Savings deposits	128,597	493	1.53%	124,674	495	1.59%
Time deposits of $100,000 or more	1,448,501	3,235	0.89%	930,220	1,681	0.72%
Other time deposits	273,433	632	0.92%	236,724	468	0.79%
FHLB advances and other borrowings	59,783	257	1.72%	150,696	146	0.39%
Junior subordinated debenture	71,916	447	2.49%	71,687	431	2.40%
Total interest-bearing liabilities	2,991,366	6,743	0.90%	2,320,643	4,558	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,034,291			919,041
Other liabilities	41,433			45,139
Total non-interest-bearing liabilities	1,075,724			964,180

Shareholders’ equity	524,962			472,697
Total liabilities and shareholders’ equity	$4,592,052			$3,757,520

Net interest income		$37,459			$36,768
Net interest spread (3)			3.22%			4.00%
Net interest margin (4)			3.49%			4.26%

(1)         Net loan fees are included in the calculation of interest income and totaled approximately $903,000 and $858,000 for the quarters ended September 30, 2015 and 2014, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes non-accrual loans.

(2)         Represents tax equivalent yields, non-tax equivalent yields for three months ended September 30, 2015 and 2014 were 3.58% and 3.29%, respectively.

(3)         Represents the average rate earned on interest-earning assets (adjusted for tax equivalent yields) less the average rate paid on interest-bearing liabilities.

(4)         Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,451,630	$123,564	4.77%	$2,955,695	$114,311	5.16%
Securities of government sponsored enterprises	311,036	4,830	2.07%	283,653	4,635	2.18%
Other investment securities (2)	40,620	1,089	5.20%	61,761	1,507	4.38%
Deposits held in other financial institutions	7,853	95	1.61%	20,037	205	1.36%
Federal funds sold and others earnings asset	350,700	664	0.25%	63,045	129	0.27%
Total interest-earning assets	4,161,839	130,242	4.19%	3,384,191	120,787	4.78%
Total non-interest-earning assets	278,942			281,942
Total assets	$4,440,781			$3,666,133

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$905,253	$4,527	0.67%	$777,825	$3,900	0.67%
NOW deposits	29,623	59	0.27%	32,536	46	0.19%
Savings deposits	129,211	1,489	1.54%	119,946	1,416	1.57%
Time deposits of $100,000 or more	1,388,659	8,899	0.85%	889,179	4,462	0.67%
Other time deposits	272,039	1,823	0.89%	237,865	1,319	0.74%
FHLB advances and other borrowings	107,176	709	0.88%	164,640	287	0.23%
Junior subordinated debenture	71,858	1,313	2.44%	71,631	1,287	2.40%
Total interest-bearing liabilities	2,903,819	18,819	0.86%	2,293,622	12,717	0.74%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	983,441			872,659
Other liabilities	40,631			39,886
Total non-interest-bearing liabilities	1,024,072			912,545

Shareholders’ equity	512,890			459,966
Total liabilities and shareholders’ equity	$4,440,781			$3,666,133

Net interest income		$111,423			$108,070
Net interest spread (3)			3.32%			4.04%
Net interest margin (4)			3.59%			4.28%

(1)         Net loan fees included in the calculation of interest income and totaled approximately $3.1 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. Total loans are net of deferred fees, unearned income, related direct costs, and includes non-accrual loans.

(2)         Represents tax equivalent yields, non-tax equivalent yields for nine months ended September 30, 2015 and 2014 were 3.57% and 3.25%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended September 30, 2015 vs. 2014 Increases (Decreases) Due to Change In			Nine Months Ended September 30, 2015 vs. 2014 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans	$5,578	$(2,918)	$2,660	$18,192	$(8,939)	$9,253
Securities of government sponsored enterprises	123	(15)	108	433	(238)	195
Other Investment securities	(142)	38	(104)	(555)	137	(418)
Deposits held in other financial institutions	(44)	9	(35)	(142)	32	(110)
Federal funds sold	246	1	247	545	(10)	535
Total interest income	5,761	(2,885)	2,876	18,473	(9,018)	9,455

Interest expense:
Money market deposits	343	(8)	335	637	(10)	627
NOW deposits	—	7	7	(4)	17	13
Savings deposits	15	(17)	(2)	107	(34)	73
Time deposit of $100,000 or more	1,092	462	1,554	2,971	1,466	4,437
Other time deposits	78	86	164	206	298	504
FHLB advances and other borrowings	(133)	244	111	(131)	553	422
Junior subordinated debenture	1	15	16	4	22	26
Total interest expense	1,396	789	2,185	3,790	2,312	6,102
Change in net interest income	$4,365	$(3,674)	$691	$14,683	$(11,330)	$3,353

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

During the third quarter of 2015, the Company set aside a provision for losses on loans and loan commitments of $700,000 consisting of $500,000 in provision for loan losses, and $200,000 in provision for unfunded loan commitments. The provision for loan losses of $500,000 was the first provision recorded since the fourth quarter of 2012 and was largely due to the growth of the loan portfolio. Prior to the third quarter of 2015, the reduction in historical loss rates was enough to offset any provision requirements from loan growth. An increase in unfunded commitments during the third quarter of 2015 resulted in the increase in allowance for loan commitments of $200,000. The Company did not record any provision for losses on loans and loan commitments during the three or nine months ended September 30, 2014.

Non-interest Income

Total non-interest income increased to $9.5 million for the third quarter of 2015, compared to $9.6 million for the third quarter of 2014. Non-interest income as a percentage of average assets was 0.2% for the third quarter of 2015, compared 0.3% for the third quarter of 2014. Total non-interest income for the nine months ended September 30, 2015 was $36.1 million, compared to $31.3 million for the nine months ended September 30, 2014. Non-interest income as a percentage of average assets for the nine months ended September 30, 2015 was 0.8%, compared to 0.9% for the nine months ended September 30, 2014.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	Three Months Ended September 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Gain on sale of SBA loans, net	$1,958	20.5%	$2,044	21.3%
Gain on sale of residential loans, net	1,204	12.6%	144	1.5%
Gain on sale of other loans, net	—	0.0%	230	2.4%
Service charges on deposit accounts	3,084	32.4%	3,268	34.0%
Loan-related servicing fees	1,283	13.5%	1,303	13.6%
Gain on sale of securities	—	0.0%	—	0.0%
Net change in fair value of derivatives	(105)	-1.1%	—	0.0%
Other income	2,103	22.1%	2,609	27.2%
Total non-interest income	$9,527	100.0%	$9,598	100.0%
Average assets	$4,592,052		$3,757,520
Non-interest income as a % of average assets		0.2%		0.3%

	Nine Months Ended September 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Gain on sale of SBA loans, net	$6,834	18.9%	$10,900	34.8%
Gain on sale of residential loans, net	2,393	6.6%	304	1.0%
Gain on sale of other loans, net	4,925	13.6%	230	0.7%
Service charges on deposit accounts	9,350	25.9%	9,588	30.6%
Loan-related servicing fees	5,978	16.6%	4,774	15.2%
Gain on sale of securities	—	0.0%	—	0.0%
Net change in fair value of derivatives	235	0.7%	—	0.0%
Other income	6,393	17.7%	5,532	17.7%
Total non-interest income	$36,108	100.0%	$31,328	100.0%
Average assets	$4,440,781		$3,666,133
Non-interest income as a % of average assets		0.8%		0.9%

The Company expanded its mortgage department with the acquisition of Bank of Manhattan’s Lending Division during the first quarter of 2015. Due to this expansion, we experienced an increase in residential mortgage loan originations and sales which has led to an increase in gain on sale of residential loans. This increase has helped to offset reductions in gains from the sale of SBA loans. Net gains from the sale of SBA loans declined, from periods in 2014 to 2015, due to the decline in originations and premium rates. Net gain on sale of other loans consists of performing and non-performing commercial real estate loans that are occasionally sold. For the three and nine months ended September 30, 2015, the Company sold $22.8 million and $74.4 million, respectively, in SBA loans, and $57.0 million and $116.6 million, respectively, in residential loans. For the three and nine months ended September 30, 2014, the Company sold $20.3 million and $109.0 million, respectively, in SBA loans, and $5.8 million and $12.0 million, respectively, in residential loans.

Service charges on deposits accounts remained relatively unchanged for periods in 2015 compared to periods in 2014. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

Loan-related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. In 2015, the number of mortgage loans sold with servicing rights went up which increased our mortgage loan servicing portfolio. As a result, loan related fee income was greater for the nine months ended September 30, 2015 compared to the same period of the previous year.

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

Other non-interest income represents income from the cash surrender value of bank-owned life insurance (“BOLI”), FHLB dividends, wire transfer fees, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The decrease in other non-interest income for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to a decrease in OREO rental and other miscellaneous income. The increase in other non-interest income for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to a special one-time FHLB dividend that was paid during the second quarter of 2015.

Non-interest Expense

Total non-interest expense increased to $25.8 million for the third quarter of 2015 from $23.2 million for the third quarter of 2014. Non-interest expense as a percentage of average assets was 0.6% for both the third quarter of 2015 and 2014. For the nine months ended September 30, 2015, non-interest expense totaled $73.3 million, compared to $74.0 million for the nine months ended September 30, 2014. As a percentage of average assets, non-interest expense was 1.7% and 2.0%, for the nine months ended September 30, 2015 and the nine months ended September 30, 2014, respectively. Our efficiency ratio was 54.80% for the third quarter of 2015, compared with 50.12% for the third quarter of 2014. The efficiency ratio for the nine months ended September 30, 2015 was 49.70%, compared to 53.12% for the nine months ended September 30, 2014.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expense
(Dollars in Thousands)

	Three Months Ended September 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$13,639	53.0%	$12,261	52.8%
Occupancy and equipment	3,341	13.0%	3,311	14.3%
Loss on investments in affordable housing partnerships	1,528	5.9%	1,095	4.7%
Data processing	1,119	4.3%	1,210	5.2%
Professional fees	818	3.2%	917	3.9%
Advertising and promotional	651	2.5%	647	2.8%
Regulatory assessment fees	609	2.4%	530	2.3%
Amortization of core deposits intangibles	247	1.0%	263	1.1%
Other operating expenses	3,798	14.7%	3,005	12.9%
Total non-interest expense	$25,750	100.0%	$23,239	100.0%
Average assets	$4,592,052		$3,757,520
Non-interest expense as a % of average assets		0.6%		0.6%

	Nine Months Ended September 30,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$40,468	55.2%	$37,365	50.5%
Occupancy and equipment	9,910	13.5%	9,986	13.5%
Loss on investments in affordable housing partnerships	3,412	4.7%	3,299	4.4%
Data processing	3,250	4.4%	2,968	4.0%
Professional fees	2,417	3.3%	2,297	3.1%
Advertising and promotional	2,076	2.8%	1,669	2.3%
Regulatory assessment fees	1,783	2.4%	1,707	2.3%
Amortization of core deposits intangibles	735	1.0%	809	1.1%
FDIC loss-share indemnification impairment	—	0.0%	597	0.8%
Merger related cost	—	0.0%	3,577	4.8%
Other operating expenses	9,275	12.7%	9,772	13.2%
Total non-interest expense	$73,326	100.0%	$74,046	100.0%
Average assets	$4,440,781		$3,666,133
Non-interest expense as a % of average assets		1.7%		2.0%

The number of full-time equivalent employees increased from 541 at September 30, 2014, to 589 at September 30, 2015. The increase in salaries and employees benefits for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, was due to the overall increase in employees and the full quarter impact of salaries and benefits for employees hired in connection with the acquisition of Bank of Manhattan’s Mortgage Lending Division.

Occupancy and equipment expenses remained fairly unchanged from periods in 2014 to periods in 2015 primarily due to the closure of three branches during the twelve months ended September 30, 2015 offset by new locations opened in Alabama and acquired through the acquisition of Bank of Manhattan’s mortgage lending division. The branch closures were part of our initial acquisition plan to close certain branches in close proximity to an acquired or existing location.

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

Professional fees consist of legal, accounting, auditing, and consulting fees. The change in professional fees from period to period is primarily due to changes in legal fees related to the resolution of problem loans and OREO.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. These expenses increased during the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, due to advertising and promotions associated with new branch openings, advertising related to our deposit campaign, and the promotion of our expanded residential mortgage department.

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

The Bank previously entered into loss-sharing agreements with the FDIC, under which the FDIC shared in the losses and recoveries on covered assets acquired from Mirae Bank. The Company accounted for the receivable balances under the loss-sharing agreements as an FDIC loss-share indemnification asset in accordance with ASC

805 (Business Combinations). On June 30, 2014, the loss-sharing agreement with the FDIC with respect to losses on covered loans expired. Any losses on loans acquired from Mirae Bank after June 30, 2014 are no longer covered under the agreements. During the second quarter of 2014, the Company recorded an impairment on the remaining balance of the FDIC indemnification assets, less any reimbursement on previous claims that the Company has not yet received. There were no FDIC loss-share indemnification impairment charges during the three and nine months ended September 30, 2015.

Merger-related costs represent expenses associated with the acquisitions of BankAsiana and Saehan Bancorp. The bulk of merger related costs for the three and nine months ended September 30, 2014 was from Saehan Bancorp’s data processing system de-conversion and contract termination expenses which totaled $2.7 million. There were also retention and severance payments that were made to former BankAsiana and Saehan Bancorp employees that were included in the merger related costs for the three and nine months ended September 30, 2014. There were no merger-related expenses for the three and nine months ended September 30, 2015.

Other operating expenses include expenditures such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expense for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due mostly to the increase in miscellaneous operating losses and other loan expenses. The decrease in other non-interest expense for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due mostly to the decline in merger-related costs and other loan expenses.

Income Tax Provision

For the third quarter of 2015, the Company had an income tax provision totaling $7.3 million on pretax income of $20.5 million, representing an effective tax rate of 35.3%, compared with an income tax provision of $8.0 million on pretax income of $23.1 million, representing an effective tax rate of 34.6% for the third quarter of 2014.

For the nine months ended September 30, 2015, the Company had an income tax provision of $26.0 million on pretax income of $73.5 million, representing an effective tax rate of 35.4%, compared with an income tax provision of $22.4 million on pretax income of $65.4 million, representing an effective tax rate of 34.3%, for the same period in 2014.

The effective tax rate for the third quarter of 2015 was higher than the Company’s effective tax rate for the third quarter of 2014 due to an increase in the full-year 2015 projected effective tax rate. The increase in full-year projected effective tax rate is due to an increase in estimated pretax income at September 30, 2015 compared to September 30 2014.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of September 30, 2015, the Company believes it can reliably project its pretax income for 2015 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate its tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of September 30, 2015 and December 31, 2014.

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

We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions, of which $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan Bancorp. At September 30, 2015, total recorded goodwill was $67.5 million.

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount. There were no factors during the three or nine months ended September 30, 2015 that would indicate an impairment to goodwill.

The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles-Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles and unfavorable lease intangibles during the nine months ended September 30, 2015.

Financial Condition

Investment Portfolio

Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy that addresses strategies, types, and levels of allowable investments. Management of our investment portfolio is set in accordance with strategies developed and overseen by the Bank’s Asset/Liability Committee. Investment balances in addition to cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability sensitivity, funding needs, and interest rate risk management objectives. Our liquidity level takes into consideration anticipated future cash flows and all available sources of credit and is maintained at a level management believes is appropriate to assure future flexibility in meeting anticipated funding needs.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At September 30, 2015, our investment securities portfolio was comprised primarily of United States government agency securities, which accounted for 90.0% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no underlying subprime mortgages in any of our investment securities. Besides the U.S. government agency securities, we also have as a percentage to total investments, a 6.0% investment in municipal debt, and a 4.0% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 53.3%, or $20.6 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 46.7%, or $18.0 million, carry an upper-medium “Investment Grade” rating of at least “A/A”. Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities, or any distressed corporate securities that required an other-than-temporary impairment charge as of September 30, 2015.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale.

The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the third quarter of 2015. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $23,000 and $386.7 million, at September 30, 2015.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of September 30, 2015			As of December 31, 2014
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$22	$23	$1	$26	$28	$2
Total investment securities held-to-maturity	$22	$23	$1	$26	$28	$2

Available-for-Sale:
Securities of government sponsored enterprises	$85,820	$86,209	$389	$100,792	$100,362	$(430)
Mortgage backed securities (residential)	73,225	74,477	1,252	82,454	83,367	913
Collateralized mortgage obligations (residential)	184,011	187,350	3,339	161,584	163,079	1,495
Corporate securities	15,010	15,337	327	14,994	15,514	520
Municipal securities	21,535	23,306	1,771	23,966	26,045	2,079
Total investment securities available-for-sale	$379,601	$386,679	$7,078	$383,790	$388,367	$4,577

Holdings of our investment securities decreased to $386.7 million at September 30, 2015, compared with holdings of $388.4 million at December 31, 2014. Total investment securities as a percentage of total assets were 8.2% and 9.4% at September 30, 2015 and December 31, 2014, respectively. Securities with a total fair value of approximately $376.6 million and $373.5 million were pledged to secure public deposits, or for other purposes required or permitted by law, at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $22,000, compared with $26,000 at December 31, 2014. Our investment securities classified as available-for-sale, stated at fair value, decreased to $386.7 million at September 30, 2015 from $388.4 million at December 31, 2014. The $1.7 million decrease in investment securities during the nine months ended September 30, 2015 was comprised of $65.6 million in called securities, maturities totaling $1.9 million, and $38.4 million in the principal pay-downs and amortizations/accretions offset with a $2.5 million increase in the fair value of investment securities and the purchase of $101.7 million in investment securities.

As of September 30, 2015, the net unrealized gains in the investment portfolio were $7.1 million, compared to $4.6 million in net unrealized gains at December 31, 2014. The increase in the net unrealized gain position can be attributed to a decrease in long term Treasury yields at September 30, 2015 compared to rates at December 31, 2014.

Loan Portfolio

Gross loans are comprised of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances net of discount. Total loans is gross loans net of any unearned income, or unamortized deferred fees and costs, and premiums. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $3.59 billion at September 30, 2015, compared to $3.27 billion at December 31, 2014. The increase in net loans is attributable to an increase in loan originations during the nine months ended September 30, 2015. Net loans as a percentage of total assets was 75.8% at September 30, 2015, down from 78.7% at December 31, 2014.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	September 30, 2015	December 31, 2014
Construction	$19,542	$22,635
Real estate secured	2,828,844	2,672,984
Commercial and industrial	792,879	613,322
Consumer	13,318	21,069
Gross loans (1)	3,654,583	3,330,010
Deferred loans fees and unearned income	(9,995)	(9,930)
Total loans	3,644,588	3,320,080
Allowance for losses on loans	(50,116)	(48,624)
Net loans	$3,594,472	$3,271,456

Percentage breakdown of gross loans:
Construction	0.5%	0.7%
Real estate secured	77.4%	80.3%
Commercial and industrial	21.7%	18.4%
Consumer	0.4%	0.6%

(1) Includes loans held-for-sale of $13.3 million and $11.8 million, at September 30, 2015 and December 31, 2014, respectively.

Construction loans declined to $19.5 million, or 0.5% of gross loans, at the end of the third quarter of 2015, compared to $22.6 million, or 0.7% of gross loans, at the end of the fourth quarter of 2014. The reduction in construction loans at September 30, 2015, compared to December 31, 2014, was due to the transfer of an $11.0 million construction loan to a commercial line of credit upon the completion of the project. This decline was offset by additional funded construction loans and new originations.

Real estate secured loans totaled $2.83 billion at September 30, 2015 and $2.67 billion at December 31, 2014. Real estate secured loans as a percentage of gross loans were 77.4% and 80.3%, at September 30, 2015 and December 31, 2014, respectively. Residential mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total residential mortgage loans outstanding increased to $208.2 million at September 30, 2015 compared to $146.2 million at December 31, 2014.

Commercial and industrial loans at September 30, 2015 increased to $792.9 million compared to $613.3 million at December 31, 2014. Commercial and industrial loans as a percentage of gross loans totaled 21.7% at September 30, 2015, and 18.4% at December 31, 2014. Due to the high concentration of real estate secured loans, the Company has focused on originating more commercial and industrial loans to diversify the loan portfolio. Warehouse lines of credit, which are included in commercial and industrial loans, increased $88.2 million during the nine months ended September 30, 2015 to $255.0 million.

Consumer loans represented less than 1% of gross loans at September 30, 2015 and December 31, 2014. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash deposits due to the minimal risk associated with these types of loans. At September 30, 2015, consumer loans declined to $13.3 million, or 0.4% of gross loans, from $21.1 million, or 0.6% of gross loans, at December 31, 2014.

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

The increase in loans during the nine months ended September 30, 2015 was due to an overall increase in loan originations and an increase in warehouse line of credit utilizations during this period. With the acquisitions of BankAsiana, Saehan Bancorp, and the Bank of Manhattan’s Mortgage Lending Division, we experienced an increase in loan originations which has resulted in strong growth in the loan portfolio.

A majority of the properties that are collateralized against our loans are located in Southern California. The loans generated by our branches and loan production offices in other states, are generally collateralized by properties in close proximity to those offices.

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and OREO. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. OREO properties, which management intends to sell, were acquired through loan foreclosures, or by similar means, and are classified as non-performing assets. We had 11 OREO properties at September 30, 2015 with a total balance of $11.3 million.

The following is a summary of total non-performing assets for the dates indicated:

Non-performing Assets
(Dollars in Thousands)

	September 30, 2015	December 31, 2014	September 30, 2014
Total non-accrual loans (net of SBA guarantee):
Real estate secured	$20,123	$29,547	$37,205
Commercial and industrial	7,058	7,718	7,699
Consumer	—	—	1
Total non-accrual loans*	27,181	37,265	44,905
Total loans 90 days or more past due and still accruing	—	—	—
Total non-performing loans	27,181	37,265	44,905

Other real estate owned	11,302	7,922	6,565
Total non-performing assets	$38,483	$45,187	$51,470

Non-performing loans as a percentage of total loans	0.75%	1.12%	1.41%

* SBA guaranteed portions totaled $6.5 million, $4.1 million, and $11.1 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

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

At September 30, 2015, the Company had $40.8 million in TDR loans of which $33.2 million were performing in accordance with their modified terms. The remaining $7.6 million in TDR loans were classified as non-performing. As such, not all of our TDR loans are classified as non-performing although all TDR loans are considered impaired.

Total NPLs, net of SBA guaranteed portions, totaled $27.2 million, or 0.75% of total loans (gross loans net of deferred fees and costs), at September 30, 2015, compared with $37.3 million, or 1.12% of total loans, at December 31, 2014, and $44.9 million, or 1.41% of total loans, at September 30, 2014. There were no loans past due 90 or more days and still accruing at September 30, 2015, December 31, 2014, and September 30, 2014. Allowance coverage of non-performing loans at September 30, 2015 was 184.38%, compared to 130.48% at December 31, 2014, and 118.29% at September 30, 2014.

No interest income related to non-accrual loans was included in interest income for the three and nine months ended September 30, 2015 and September 30, 2014. Additional income of approximately $138,000 and $346,000 would have been recorded during the three months and nine months ended September 30, 2015, respectively, had these loans been paid in accordance with their original terms during the periods indicated. Additional income of approximately $147,000 and $830,000 would have been recorded during the three months and nine months ended September 30, 2014, respectively, had these loans been paid in accordance with their original terms during the periods indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At September 30, 2015, the balance of non-accrual TDR loans totaled $7.6 million, and TDR loans performing in accordance with their modified terms totaled $33.2 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million.

At September 30, 2015, the balance of TDR loans, net of SBA guaranteed portions, totaled $40.8 million, compared to $37.1 million at December 31, 2014. TDR loan inflows totaled $4.2 million and $13.9 million during the three and nine months ended September 30, 2015, respectively. TDR outflows during the three and nine months ended September 30, 2015 totaled $6.3 million and $10.2 million, respectively.

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

Net loan recoveries for the third quarter of 2015 totaled $795,000, compared to net recoveries of $447,000 for the third quarter of 2014. Total net loan recoveries for the third quarter of 2015 were comprised of $1.3 million in real estate secured net loan recoveries and $467,000 in commercial and industrial loan net charge-offs. Annualized net recoveries to average total loans for the third quarter of 2015 was 0.09%. Net recoveries for the third quarter of 2014 were comprised of $527,000 in real estate secured loan net recoveries and $80,000 in commercial and industrial loan net charge-offs. The annualized net recoveries to average total loans for the third quarter of 2014 was 0.06%.

The allowance for loan losses at September 30, 2015 totaled $50.1 million, compared to $48.6 million at December 31, 2014. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the third quarter of 2015 was 1.38% and was 1.47% at the end of the fourth quarter of 2014. The GVA portion of the allowance for loan losses at September 30, 2015 totaled $40.6 million, or 81.0% of total allowance for loan losses, and SVA on impaired loans totaled $9.5 million, or 19.0% of the total allowance for loan losses. QA included in the GVA portion of the allowance for loan losses totaled $32.6 million at September 30, 2015. At December 31, 2014, GVA totaled $39.6 million, or 81.5% of the total allowance for loan losses, while SVA on impaired loan totaled $9.0 million, or 18.5% of the total allowance for loan losses. QA at the end of the fourth quarter of 2014 totaled $29.9 million.

The total GVA at September 30, 2015 increased $1.0 million compared to December 31, 2014. The increase is largely due to the $2.6 million increase in QA. GVA loss rate meanwhile declined from $9.7 million at December 31, 2014, to $8.0 million at September 30, 2015. Due to the continued low level of charge-offs, we continue to experience a decline in historical loss ratios. Higher level net charge-off periods are dropping out of our historical horizon and more recent low levels of net charge-offs are taking their place resulting in lower loss rates in most loan categories. This reduction was offset by an increase in QA which resulted in an overall increase in GVA at September 30, 2015 compared to December 31, 2014.

Although the historical loss rate declined at September 30, 2015 compared to December 31, 2014, with uncertainty in our current economic environment, both domestic and abroad, and an increase in delinquencies, TDRs, and classified loans, the QA portion of the allowance increased at September 30, 2015 compared to December 31, 2014. The QA portion of the allowance increased to $32.6 million at September 30, 2015 compared to $29.9 million at December 31, 2014. Total SVA portion of our allowance experienced an increase of $519,000 during the nine months ended September 30, 2015.

Allowance for loan commitments at September 30, 2015 totaled $1.3 million, compared to $1.1 million at December 31, 2014. September 30, 2015, commitments to extend credit totaled $400.5 million, compared to $391.7 million at December 31, 2014. Total commitments to extend credit increased $8.7 million during the first nine months of 2015. The increase in allowance for loan commitments reflects the increase in unfunded commitments to extend credit during the quarter.

Although management believes our allowance for loan losses at September 30, 2015 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,		Nine Months Ended,
Balances:	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Allowance for loan losses:
Balances at beginning of period	$48,821	$52,669	$48,624	$53,563

Charge-offs:
Real estate secured	605	1,161	1,179	2,615
Commercial and industrial	1,270	614	2,579	2,599
Consumer	—	—	—	1
Total charge-offs	1,875	1,775	3,758	5,215

Recoveries on loans previously charged off:
Construction	—	—	—	—
Real estate secured	1,867	1,688	3,030	3,302
Commercial and industrial	803	534	1,710	1,452
Consumer	—	—	10	14
Total recoveries	2,670	2,222	4,750	4,768

Net loan (recoveries) charge-offs	(795)	(447)	(992)	447

Provision for losses on loans	500	—	500	—
Balances at end of period	$50,116	$53,116	$50,116	$53,116

Allowance for loan commitments:
Balances at beginning of period	$1,061	$1,061	$1,061	$1,061
Provision for losses on loan commitments	200	—	200	—
Balance at end of period	$1,261	$1,061	$1,261	$1,061

Ratios:
Net loan (recoveries) charge-offs to average total loans (annualized)	-0.09%	-0.06%	-0.04%	0.02%
Allowance for loan losses to gross loans at end of period (excluding loans held-for-sale)	1.38%	1.67%	1.38%	1.67%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	-1.59%	-0.84%	-1.98%	0.84%
Net loan (recoveries) charge-offs to provision for loan losses and loan commitments	-113.57%	0.00%	141.71%	0.00%

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of September 30, 2015:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$3,265	$6,530	$153,256	$—	$163,051
Junior Subordinated Debentures	321	—	—	82,476	82,797
Operating Leases	6,335	10,228	5,972	2,783	25,318
Investments in Affordable Housing Partnerships	2,676	3,423	4,780	707	11,586
Time Deposits	1,650,716	66,385	2,439	16	1,719,556
Total	$1,663,313	$86,566	$166,447	$85,982	$2,002,308

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At September 30, 2015 and December 31, 2014, we had commitments to extend credit of $400.5 million and $391.7 million, respectively. Obligations under standby letters of credit totaled $635,000 and $1.4 million, at September 30, 2015 and December 31, 2014, respectively. Total commercial letters of credit totaled $106.8 million at September 30, 2015 and $61.5 million at December 31, 2014. Commitments to fund investments in affordable housing partnerships totaled $11.6 million at the end of the third quarter of 2015, compared to $9.4 million at the end of the fourth quarter of 2014. Operating lease commitments totaled $25.3 million at the end of the third quarter of 2015 and $25.6 million at the end of the fourth quarter of 2014.

The Company enters into various stand-alone mortgage banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At September 30, 2015, we had approximately $30.8 million in interest rate lock commitments and $17.3 million in total forward sales commitments for the future delivery of residential mortgage loans, there were no interest rate lock commitments and forward commitments at December 31, 2014.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $80,000 at September 30, 2015, $135,000 at December 31, 2014, and $125,000 at September 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

At September 30, 2015, the Bank had approximately $30.8 million in interest rate lock commitments and $17.3 million in forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives is represented by a derivative asset of $335,000 and a derivative liability of $100,000 at September 30, 2015. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are recorded as other non-interest income.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loan originations and investment purchases. Total deposits increased to $3.94 billion at September 30, 2015, compared with $3.40 billion at December 31, 2014. Non-time deposits at September 30, 2015 increased to $2.23 billion, from $1.84 billion at December 31, 2014, and time deposits increased to $1.71 billion at September 30, 2015, from $1.56 billion at December 31, 2014. As of September 30, 2015, total time deposits equal to or more than $250,000 totaled $849.9 million. Time deposits with balances equal to or greater than $250,000 at December 31, 2014 totaled $570.2 million.

The increase in deposits of $541.2 million from December 31, 2014 to September 30, 2015 consisted of a $158.6 million increase in demand deposit accounts, an increase in money market accounts and NOW accounts of $230.1 million, and an increase in time deposits of $151.0 million, and an increase in savings of $1.4 million.

The average rate paid on time deposits in denominations of $100,000 or more for the third quarter of 2015 increased to 0.89%, from 0.72% for the same period of the prior year. The average rate paid on other time deposits increased from 0.79% for the third quarter of 2014, to 0.92% for the third quarter of 2015. The average rate paid on money market, savings, and NOW accounts was 0.76% for the third quarter of 2015 and 0.79% for the third quarter of 2014. We plan to closely monitor interest rate trends and our deposit rates in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits increased from 0.53% for the quarter ended September 30, 2014, to 0.62% for the quarter ended September 30, 2015.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	Three Months Ended,
	September 30, 2015		December 31, 2014		September 30, 2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$1,034,291	N/A	$911,037	N/A	$919,041	N/A
Savings deposits	128,597	1.53%	127,610	1.60%	124,674	1.59%
NOW deposits	30,916	0.28%	31,364	0.22%	30,728	0.20%
Money market deposits	978,220	0.68%	748,031	0.71%	775,914	0.68%
Time deposits of $100,000 or more	1,448,501	0.89%	1,211,738	0.79%	930,220	0.72%
Other time deposits	273,433	0.92%	262,777	0.84%	236,724	0.79%
Total deposits	$3,893,958	0.62%	$3,292,557	0.58%	$3,017,301	0.53%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at September 30, 2015 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

September 30, 2015
Three months or less	$585,457
Over three months through six months	201,075
Over six months through twelve months	597,933
Over twelve months	55,875
Total	$1,440,340

The Company did not have any depositors that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 7.7% of our total deposits at September 30, 2015, and 8.9% of our total deposits at December 31, 2014.

In addition to our regular customer base, we also utilize brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered time deposits totaling $48.3 million at September 30, 2015, and $63.6 million at December 31, 2014. The decline in brokered time deposits was due to the maturity of brokered deposits during 2015. The increase in cost of deposits from the fourth quarter of 2014 to the third quarter of 2015 was largely due to the increase in cost of time deposits from our time deposit promotion. We initially started the deposit campaign to fund the large amount of loan growth we were experiencing in the second half of 2015 and to increase our liquidity as our loans to deposits ratio was nearing the 100% level. The deposit campaign was discontinued in the second quarter of 2015. Our current focus is on keeping our cost of funds down through the management of our deposit mix, particularly through the growth of demand deposits.

Although deposits are the primary source of funds for funding loans, investing activities, and for other general business purposes, we also obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At September 30, 2015, the Company had $150.0 million of FHLB advances outstanding.

Other Liabilities

Other liabilities consists of accrued expenses payable, BOLI accumulated postretirement benefit obligations, cash dividends payable, and income taxes payable, and other suspense and payable liabilities. At September 30, 2015, other liabilities totaled $26.5 million, compared to $25.8 million at December 31, 2014.

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

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, deposits in other financial institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at September 30, 2015 and December 31, 2014 totaled $895.8 million and $642.1 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $328.4 million and $335.0 million at September 30, 2015 and December 31, 2014, respectively. Our liquidity level measured as the percentage of liquid assets as a percentage of total assets totaled 18.9% and 15.5%, at September 30, 2015 and December 31, 2014, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at September 30, 2015 and December 31, 2014 were 12.0% and 7.4%, respectively.

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

Cash and cash equivalents totaled $488.3 million at September 30, 2015 compared to $234.0 million at December 31, 2014. The increase in liquidity brought on by the increase in cash and cash equivalents was due to the growth in deposits during the first half of 2015 in addition to a reduction in loan growth during the second quarter of 2015. During the nine months ended September 30, 2015, we deployed some of our excess liquidity by purchasing $101.7 million in investment securities and funding loan growth. The Company is evaluating the further deployment of some of its excess liquidity through additional purchases of investment securities, reducing the renewal of high rate time deposits through a reduction in interest rates, and funding loan growth.

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and range of maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At September 30, 2015, our borrowing capacity with the FHLB of San Francisco was $1.38 billion, with $150.0 million in outstanding borrowings. Total remaining borrowing capacity at the FHLB was $1.19 billion at September 30, 2015. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At September 30, 2015, the availability of these lines totaled $86.8 million, with no outstanding borrowings.

During the third quarter of 2014 the Company entered into a forward commitment with the FHLB to borrow $100.0 million. The Company was obligated to borrow $100.0 million from the FHLB on September 22, 2015, at a fixed rate of 2.48%, and a maturity date of September 23, 2019. The forward commitment allowed the Company to lock in a certain interest rate in anticipation of future projected funding needs while helping to mitigate future interest rate risk exposures.

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

As of September 30, 2015, Wilshire Bank qualified as a “well capitalized institution” under the BASEL III regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank at the dates specified:

	Actual		Required For Capital Adequacy Purposes			Required To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2015
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$570,381	14.48%	$315,078	>	8.00%	N/A		N/A
Wilshire Bank	$538,002	13.95%	$308,564	>	8.00%	$385,705		10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$521,124	13.23%	$236,309	>	6.00%	N/A		N/A
Wilshire Bank	$489,750	12.70%	$231,423	>	6.00%	$308,564		8.00%

Tier 1 Common Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$451,645	11.47%	$177,232	>	4.50%	N/A		N/A
Wilshire Bank	$489,750	12.70%	$173,567	>	4.50%	$250,708		6.50%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$521,124	11.54%	$180,700	>	4.00%	N/A		N/A
Wilshire Bank	$489,750	10.86%	$180,444	>	4.00%	$225,555		5.00%

As of December 31, 2014
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$523,396	15.38%	$272,227	>	8.00%	N/A		N/A
Wilshire Bank	$508,821	14.97%	$271,982	>	8.00%	$339,978	>	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$480,772	14.13%	$136,114	>	4.00%	N/A		N/A
Wilshire Bank	$466,235	13.71%	$135,991	>	4.00%	$203,987	>	6.00%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$480,772	12.11%	$158,865	>	4.00%	N/A		N/A
Wilshire Bank	$466,235	11.75%	$158,718	>	4.00%	$198,398	>	5.00%

The new Basel III capital requirements went effect during the first quarter of 2015. The rules include changes to risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a Tier 1 common equity capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the minimum ratios including the buffer. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of September 30, 2015, the Company and the Bank exceeded the minimum required ratios had capital conservation buffer been fully phased-in as of that date.

Under BASEL III, most components of AOCI are required to be included in regulatory capital for purposes of calculating regulatory capital requirements unless a one-time opt-out option is exercised. The Company through its subsidiary Wilshire Bank, made the one-time election to opt-out of the requirement to include most AOCI components in the calculation of Tier 1 capital and Tier 1 common equity capital in its March 31, 2015, quarterly regulatory filing. By electing to opt-out of this requirement, the Bank continues to exclude AOCI components from Tier 1 and Tier 1 common equity capital.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points would result in a decrease in the Bank’s net interest income and EVE. A decrease in rates of 200 and 300 basis points would result in an increase in net interest income, but EVE would continue to decline. An increase in interest rates of up to 300 basis points would increase both EVE and net interest income, while an increase in interest rate of 400 basis points would result in an increase in net interest income, but EVE would decline. Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon. Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximates actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially if different assumptions are used or actual experience differs from the historical experience on which the assumptions are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at September 30, 2015 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
(Dollars in Thousands)

	At September 30, 2015
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,427,386	$125,173	$1,899,445	$202,579	$3,654,583
Investment securities	8,581	9,630	208,602	159,888	386,701
Deposits at other institutions	7,500	—	—	—	7,500
Federal funds sold and other cash equivalents	481,121	—	—	—	481,121
Total	$1,924,588	$134,803	$2,108,047	$362,467	$4,529,905

Interest-bearing liabilities:
Savings deposits	$130,354	$—	$—	$—	$130,354
Time deposits of $100,000 or more	585,457	799,008	55,875	—	1,440,340
Other time deposits	63,662	193,874	12,364	9	269,909
Other interest-bearing deposits	1,027,812	—	—	—	1,027,812
FHLB advances	—	—	150,000	—	150,000
Junior Subordinated Debenture	71,955	—	—	—	71,955
Total	$1,879,240	$992,882	$218,239	$9	$3,090,370

Interest rate sensitivity gap	$45,348	$(858,079)	$1,889,808	$362,458	$1,439,535
Cumulative interest rate sensitivity gap	$45,348	$(812,731)	$1,077,077	$1,439,535
Cumulative interest rate sensitivity gap ratio (based on total assets)	0.96%	-17.14%	22.72%	30.37%	30.37%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of September 30, 2015. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	25.13%	-0.57%
+300	18.74%	1.03%
+200	12.55%	2.88%
+100	6.14%	2.67%
0	—	—
- 100	-0.13%	-7.04%
- 200	0.85%	-17.95%
- 300	0.86%	-23.62%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.               Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $80,000 at September 30, 2015, $135,000 at December 31, 2014, and $125,000 at September 30, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: November 2, 2015	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Unaudited Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Unaudited Notes to Consolidated Financial Statements.