Form 10-K
period 2015-12-31
WILSHIRE BANCORP INC
filed 2016-02-16
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $894.2 million (computed based on the closing sale price of the registrant's common stock at $12.63 per share as of such date as quoted on the NASDAQ Global Select Market).

         The number of shares of common stock of the registrant outstanding as of February 12, 2016 was 78,643,353.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

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

        The risk factors referred to in this Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.

PART I

Item 1.    Business

General

        Wilshire Bancorp, Inc. is a bank holding company offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this Report as the "Bank." The Company succeeded to the business and operations of the Bank upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. In October 2013, we changed the name of our subsidiary from Wilshire State Bank to Wilshire Bank. Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has thirty-five full-service branch offices in Southern California, Texas, Alabama, Georgia, New Jersey, and the greater New York City metropolitan area. We also have six loan production offices, or "LPOs", of which four are utilized primarily for the origination of loans under the Small Business Administration ("SBA") lending program located in California, Colorado, Georgia, and Washington, and two that are utilized primarily for the origination of residential mortgage loans located in Southern California.

        Deposits in Wilshire Bank are insured up to the maximum limits authorized under the Federal Deposit Insurance Act, as amended, or the "FDIA." Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System, but we are a member of Federal Home Loan Bank ("FHLB") of San Francisco, a congressionally chartered FHLB. At December 31, 2015, we had approximately $4.71 billion in assets, $3.84 billion in total loans (net of deferred fees and including loans held-for-sale), and $3.84 billion in deposits.

        We operate a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic populations of Southern California, Texas, Alabama, Georgia, New Jersey, and the New York metropolitan area. Our client base reflects the ethnic diversity of these communities.

        To address the needs of our multi-ethnic customer base, we have many multilingual employees who are able to converse with our clientele in their native languages. We believe that the ability to speak the native language and understand the different cultures of our customers assists us in tailoring products and services for our customers' needs.

Acquisitions

        During the fourth quarter of 2013, we completed the acquisitions of BankAsiana, previously headquartered in Palisades Park, New Jersey, and Saehan Bancorp ("Saehan"), previously headquartered in Los Angeles, California. The acquisition of BankAsiana was completed on October 1, 2013, and the acquisition of Saehan was completed on November 20, 2013. With the completion of the acquisitions, three former BankAsiana branches in the New York/New Jersey area, and ten former Saehan branches in Southern California, were added to our existing branch network. Three of these California branches were subsequently closed as part of our acquisition integration plan.

        The acquisitions were accounted for in accordance with ASC 805 "Business Combinations," and the assets and liabilities of BankAsiana and Saehan were recorded at fair value at the date of each acquisition. In the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan. Goodwill recorded from the 2013 acquisitions totaled $60.8 million in the aggregate, $10.8 million from the acquisition of BankAsiana and $50.0 million from the acquisition of Saehan.

        During the first quarter of 2015, the Bank purchased certain assets and partially assumed the operations of Bank of Manhattan's Mortgage Lending Division ("Mortgage Division"). The Mortgage Division was first formed in 2010 and offers conforming, super-conforming, jumbo residential, and other residential mortgage products. The Bank acquired certain assets and liabilities of the Mortgage Division and hired approximately 30 employees consisting of loan managers, loan officers, and operations personnel. In connection with the acquisition, the Bank entered into a sublease agreement with Bank of Manhattan to operate from one of the Mortgage Division's locations in Southern California. The Mortgage Division has been integrated into the Bank's existing Mortgage Department, substantially increasing the Bank's mortgage lending origination platform.

        The acquisition of the Mortgage Division was accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and was recorded at estimated fair value on the date of the transaction. The transaction resulted in only the acquisition of fixed assets related to the three locations acquired by the Bank. There were no loans or loan commitments acquired in the transaction. The total purchase price paid to Bank of Manhattan in the transaction was $20,000.

Proposed Merger with BBCN Bancorp Inc.

        On December 7, 2015, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BBCN Bancorp Inc. ("BBCN"). Subject to the terms and conditions of the Merger

Agreement, which was approved by the board of directors of both the Company and BBCN, the Company will merge with and into BBCN, with BBCN being the surviving corporation. Concurrently with, or as soon as reasonably practicable after the consummation of the Merger, the Bank will merge with and into BBCN Bank, a California state-chartered bank and a wholly owned subsidiary of BBCN, with BBCN Bank being the surviving bank, pursuant to a separate merger agreement between the Bank and BBCN Bank. The combined company will operate under a new name that will be determined prior to the closing.

        Under the Merger Agreement, at the effective time of the merger, each outstanding share of the Company's common stock will be converted into 0.7034 shares of BBCN's common stock, with any fractional shares paid in cash. The board of the surviving corporation will consist of 16 members, with BBCN and the Company designating nine and seven directors, respectively to serve on the board. Steven Koh, the Company's chairman, will serve as chairman of the board and Kevin Kim, BBCN's chief executive officer, will serve as chief executive officer of the combined corporation. The Merger Agreement also provides for the appointment of a consolidation committee consisting of three representatives from each company to oversee the integration process.

        The consummation of the merger is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of the Company and BBCN, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by BBCN with respect to the stock to be issued in the merger. In addition, each party's obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards. The merger is expected to close in the second half of 2016. For more information on the merger, please see our Current Report on Form 8-K filed with the SEC on December 7, 2015

Available Information

        We maintain an Internet website at www.wilshirebank.com. We post our filings with the SEC on the Investor Relations portion of our website, where such filings are available free of charge, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy and information statements, and any amendments to those reports or statements as soon as reasonably practicable after such reports are filed or furnished under the Securities Exchange Act of 1934, as amended, or "Exchange Act". In addition to our SEC filings, certain corporate governance documents, including our Personal and Business Code of Conduct can be found on the Investor Relations page of our website. We also post separately on our website all filings made by persons pursuant to Section 16 of the Exchange Act. The information on or accessible through our website is not incorporated by reference into this Report. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0220. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

        At December 31, 2015, our authorized legal lending limit was $94.4 million for unsecured loans, plus an additional $62.9 million for specifically secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests in an aggregate amount which exceeds 15% of shareholders' equity, plus the allowance for loan losses, and capital notes and debentures, on an unsecured basis, plus an additional 10% on a secured basis. The Bank's shareholders' equity plus allowance for loan losses, and capital notes and debentures at December 31, 2015 totaled $629.2 million.

        Since 2012, we have continued to experience an increase in overall gross loans with new originations focusing primarily on commercial real estate, SBA, commercial, and residential mortgage loans, including warehouse lines of credit. In order to gain market shares in a highly competitive environment, we offered new and refinanced loans at current pricing trends which included low fixed rates for terms ranging from 5 to 7 years. In 2013, the acquisitions of BankAsiana and Saehan also contributed to in an increase in total loans and the acquisition of Bank of Manhattan Mortgage Division has helped to grow the Bank's residential loan portfolio through an increase in loan production.

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

        In order to maximize efficiencies and to operate an effective loan underwriting, approval, and renewal processes, our loan officers are separated from marketing officers and branch managers who are generally responsible for loan marketing. In addition, we have a total of five underwriting centers as of December 31, 2015, all of which follow our standardized underwriting procedures. Subsequent to originations, we employ a loan monitoring procedure that requires underwriters to manage their loans by performing periodic assessments of credits. Depending on loan types and risk grades, monitoring is required quarterly, semi-annually, or annually. A standard condensed monitoring form called the "Asset Review Memo" is used to monitor credits by focusing on the most essential credit elements such as cash flows, payment history, property tax delinquency status, credit scores, compliance of covenants and conditions, and proper allocation of loan risk grade.

  Real Estate Loans and Home Mortgages

        We offer commercial real estate loans to finance the acquisition of, or to refinance the existing mortgages on commercial properties, which include retail shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities, apartment buildings, and other commercial properties. Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in the markets where our retail branches are located. These locations include Southern California, Texas, Alabama, Georgia, New Jersey, and the greater New York City metropolitan area. However, we also provide commercial real estate loans through our LPOs. Real estate loans typically bear an interest rate that floats with our base rate, the prime rate, or another established index. Many of our new real estate loan originations, however, bear fixed rather than floating rates due to today's highly competitive market environment. As such, we have expanded the number of fixed rate commercial mortgages with maturities that generally do not exceed 7 years. Some refinances of existing real estate loans also had higher loan-to-value ("LTV") ratios because collateral values have decreased since initial origination five to seven years earlier. For these refinances, other factors including good payment history, high credit scores, sufficient cash flow, and the guarantor's overall financial strength were considered to mitigate credit risks. At December 31, 2015, real estate loans, including construction loans constituted approximately 78.9% of our loan portfolio.

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

        Our total home mortgage loan portfolio outstanding at the end of 2015 and 2014 was $244.9 million and $146.2 million, respectively. We did not have any residential loans with interest only payments at December 31, 2015 or 2014.

        We consider subprime mortgages to be loans that are secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. We are focused on producing loans with only prime rated borrowers which we consider borrowers with FICO scores of at least 660. As of December 31, 2015, our loan portfolio currently has no subprime exposure.

        Our real estate loan portfolio is subject to certain risks, including:

  •
  a decline in the economies of our primary markets,

  •
  interest rate increases,

  •
  a reduction in real estate values in our primary markets,

  •
  increased competition in pricing and loan structure, and

  •
  environmental risks, including natural disasters.

        We strive to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements, and personal guarantees, (d) independent appraisals, (e) external independent credit reviews, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

  Commercial Business and Warehouse Lending

        We offer commercial business loans to business entities such as sole proprietorships, partnerships, and corporations. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment, or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage ratio in addition to other important financial ratios.

        Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower. These lines of credit are secured primarily by business assets such as accounts receivable or inventory, and have maturities of one year or less. Such lines of credit bear interest rates that floats with our base rate, the prime rate, or another established index. We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold after which the lines of credit are paid down. The typical duration of these lines of credit from the time of funding to pay-down ranges from 10-30 days. Although collateralized by mortgage loans, the structure of warehouse lending agreements results in commercial loan treatment. Warehouse loans at December 31, 2015 totaled $245.4 million, up from $166.9 million at December 31, 2014.

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

        We also provide other banking services tailored to the small business market. We try to focus on diversifying our loan portfolio, which has led to an increase in commercial business loans to small- and medium-sized businesses.

        Our portfolio of commercial loans is subject to certain risks, including:

  •
  a decline in the economy in our primary markets,

  •
  interest rate increases, and

  •
  deterioration of a borrower's or guarantor's financial capabilities.

        We attempt to reduce the exposure to such risks by (a) reviewing each new loan request and renewal individually, (b) relying heavily on our committee approval system where inputs from experienced committee members with different types and levels of lending experience are fully utilized, (c) adherence to written loan policies, and (d) external independent credit review. In addition, loans based on short-term assets such as account receivables and inventories are monitored monthly or at a minimum, on a quarterly basis. In general, we receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and quickly respond to any noted deterioration.

  Small Business Administration Lending Services

        SBA lending is an important part of our business. Our SBA lending places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in Southern California, Texas, Alabama, Georgia, New Jersey, and the New York City metropolitan area, as well as the multi-ethnic population areas surrounding our LPOs in other states. We are an SBA Preferred Lender nationwide, which permits us to approve SBA guaranteed loans in all our lending areas without further approval from the SBA. As an SBA Preferred Lender, we are able to provide quick and efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time-consuming SBA approval process that would be necessary if a prospective SBA borrower were to utilize a lender that is not an SBA Preferred Lender.

  Consumer Loans

        Consumer loans include personal loans, auto loans, and other loans typically made by banks to individual borrowers. The majority of consumer loans are concentrated on personal lines of credit and installment loans to individuals. Since the second half of 2008, we have not made any new auto loans to new customers. However, on occasion, automobile loans are made to existing loan or deposit customers. Because consumer loans typically present a higher risk potential compared to our other loan products, we have reduced our overall efforts in consumer lending.

        Our consumer loan production has historically been comparatively small, and has always represented less than 1% of our total loan portfolio. As of December 31, 2015, our consumer loan portfolio represented 0.4% of the loan portfolio, down from 0.6% at December 31, 2014.

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

Trade Finance Services

        Our Trade Finance Department assists our import/export customers with their international business needs. The department primarily deals in letters of credit issued to customers whose businesses involve the international sale of goods. A letter of credit is an arrangement (usually expressed in letter form) whereby we, at the request of and in accordance with customers' instructions, undertake to reimburse or cause to reimburse a third party, provided that certain documents are presented in strict compliance with its terms and conditions. Simply put, a bank is pledging its credit on behalf of the customer. Our Trade Finance Department offers the following types of letters of credit to customers:

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

        Most of our revenue from the Trade Finance Department consists of fee income from providing facilities to support import/export customers and interest income from extensions of credit. Our Trade Finance Department's fee income was $1.1 million, $1.4 million, and $950,000 in 2015, 2014 and 2013, respectively.

Investing Activities

        Investments are one of our major sources of interest income and are acquired in accordance with a written comprehensive investment policy that addresses strategies, types, and levels of allowable investments. Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. Investment may also be pledged toward deposits, borrowings, or potential lines of credit available to the Bank. Our investment portfolio consists of securities of government sponsored enterprises, mortgage backed securities, collateralized mortgage obligations, corporate securities, and municipal securities.

        We classify all our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. At December 31, 2015, investment securities available-for-sale totaled $535.5 million, and total investments securities held-to-maturity totaled $21,000.

Deposit Activities and Other Sources of Funds

        Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively predictable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors) are less predictable. Customer deposits remain our primary source of funds, but these balances may be influenced by adverse market changes in the industry. As a secondary source of funds, borrowings may be used:

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

  Checking and NOW Account

        Checking and NOW accounts are generally non-interest and interest-bearing accounts, respectively, and may include service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

  FHLB Borrowings

        To supplement our deposits as a source of funds for lending or other investment, we borrow funds in the form of advances from the FHLB of San Francisco. We may use FHLB advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio.

        As a member of the FHLB system, we are required to invest in FHLB stock based on a predetermined formula. FHLB stock is a restricted investment that can only be sold to other FHLB members or redeemed by the FHLB. As of December 31, 2015, we owned $16.5 million in FHLB stock.

        Advances from the FHLB are secured by the FHLB stock. In addition to FHLB stock, under the FHLB's standard credit program, advances can be secured by blanket lien on loans in our portfolio or may be secured by securities which are obligations of or guaranteed by the U.S. government under the FHLB's securities backed program. At December 31, 2015, our borrowing capacity with the FHLB of San Francisco was approximately $1.42 billion, with $220.0 million in borrowings outstanding and $1.19 billion in capacity remaining.

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

Other Services

        We offer automated teller machines ("ATMs") located at selected branch offices, customer access to an ATM network, and armored carrier services. Safety deposit boxes are also offered to customers as a means to secure protection for valuables and important documents.

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

Competition

  Regional Branch Competition

        We currently operate thirty-five branch offices, twenty-two in California, three in Texas, one in Alabama, one in Georgia, four in New Jersey, and four in the greater New York City metropolitan area. We consider our Bank to be a community bank focused on the general commercial banking business, with our primary market encompassing the multi-ethnic population of the Los Angeles County area. Our full-service branch offices are located primarily in areas where a majority of the businesses are owned by immigrants or minority groups. Our client base reflects the ethnic diversity of these communities.

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

        A less significant source of competition in our primary markets includes branch offices of major national and international banks which maintain a limited but increasing number of bilingual staff for Korean-speaking or other language customers. Although these banks have not traditionally focused their marketing efforts on the minority customer base in our markets, their competitive influence could increase should they choose to focus on our markets in the future. Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market areas offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks likely also have substantially higher lending limits than we do. In order to compete effectively, we provide quality personalized service and fast local decision making which we feel distinguishes us from many of our major bank competitors. For customers whose loan demands exceed our internal lending limit, we attempt to arrange for such loans on a participation basis with our correspondent banks. Similarly, we assist customers requiring services that we do not currently offer in obtaining such services from our correspondent banks.

  Regional Loan Production Office Competition

        We currently operate LPOs utilized primarily for the origination of loans under the SBA lending program in Newark, California; Federal Way, Washington; Aurora, Colorado; and Atlanta, Georgia. In addition we operate LPOs utilized primarily for the origination of residential mortgage loans in Newport Beach, California and Gardena, California. In most of our LPO locations, we are competing with local lenders as well as Los Angeles-based Korean-American community lenders operating out-of-state LPOs. We anticipate more competition from Korean-American community lenders in most of our LPO locations in the future. In anticipation of slow growth in the U.S. economy and real estate market activity, we plan to maintain a balance of market coverage and operating costs.

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

        Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, smartphones, tablets, mail, home computer, ATMs, self-service branches, and/or in store branches. To some extent, such competition has had limited effect on us to date because many recent technological advancements do not yet have Korean or other language capabilities. However, as the technology becomes widely available, the competitive pressure to be at the forefront of such advancements will be significant.

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

Business Concentration

        No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 78.9% of our loan portfolio at December 31, 2015 consisted of real estate-related loans, including construction loans, mini-perm loans, residential mortgage loans, and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles and Orange County. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, and floods in this region.

Employees

        We had 583 full-time equivalent employees (582 full-time employees and 4 part-time employees) as of December 31, 2015. None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes that our employee relations are satisfactory.

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

        Generally, the supervision and regulation of bank holding companies and their subsidiaries are intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC"), and the banking system as a whole, and not for the protection of the bank holding company or its shareholders. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

        Various legislation is from time to time introduced in Congress and California's legislature, including proposals to overhaul the bank regulatory system, expand the powers of depository institutions, and limit the investments that depository institutions may make with insured funds. Such legislation may change applicable statutes and the operating environment in substantial and unpredictable ways. We cannot determine the ultimate effect that future legislation or implementing regulations would have upon our financial condition, upon our results of operations, or the results of operations of any of our subsidiaries.

Wilshire Bancorp

        Wilshire Bancorp is a bank holding company registered under the Bank Holding Company Act (the "Bank Holding Company Act") and is subject to supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

  Regulatory Restrictions on Dividends; Source of Strength

        We are regarded as a legal entity separate and distinct from our subsidiaries. The principal source of our revenue is dividends received from the Bank. Various federal and state statutory provisions limit the amount of dividends the Bank can pay to the Company without prior regulatory approval. In certain circumstances, Wilshire Bancorp may be required to obtain prior approval from the Federal Reserve Board to make capital distributions to its shareholders. The Federal Reserve Board has the authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. In addition, the Federal Reserve Board issued Supervisory Letter SR 09-4 on February 24, 2009 and revised such letter on March 27, 2009, which provides guidance on the declaration and payment of dividends, capital redemptions, and capital repurchases by bank holding company. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer, or significantly reduce its dividends if: (1) the company's net income for the past year is not sufficient to cover the cash dividends, (2) the rate of earnings retention is not consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are not met or in danger of not being met. The policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

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

  Gramm-Leach-Bliley Act; Financial Holding Companies

        The Gramm-Leach-Bliley Financial Modernization Act, or GLBA, signed into law on November 12, 1999, revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are "financial in nature." The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times "well-capitalized" and "well managed" and must have a Community Reinvestment Act rating of at least "satisfactory." We have not made an election to become a financial holding company, but we may do so at some time in the future.

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

  Annual Reporting; Examinations

        We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination. Furthermore, the Bank is subjected to compliance examinations by the FDIC and the California Department of Business Oversight, or "DBO."

  Capital Adequacy Requirements

        The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of certain large bank holding companies with capital assets greater than $1 billion. We currently have consolidated assets in excess of $1 billion, and are therefore subject to the Federal Reserve Board's capital adequacy guidelines.

        The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. In accordance with the Basel III

Rules (discussed below), these ratios increased and other capital requirements were implemented effective January 1, 2015. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.

        Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines in effect at December 31, 2015 require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total risk-based capital is the sum of Tier 1 and Tier 2 capital. To be considered "well-capitalized," a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.5%, (ii) a Tier 1 risk-based capital ratio of at least 8.0%, and (iii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2015, our common equity Tier 1 risk-based capital ratio was 11.23%, our Tier 1 risk-based capital ratio was 12.86%, and our total risk-based capital ratio was 14.11%. Thus, we are considered "well-capitalized" for regulatory purposes.

        In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. To be considered well-capitalized, a bank holding company must maintain a leverage ratio of at least 5.0%. As of December 31, 2015, our leverage ratio was 11.30%.

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

  FIRREA

        The Financial Institutions Reform, Recovery and Enforcement Act, or FIRREA, includes various provisions that affect or may affect the Company and the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal Deposit Insurance Fund ("DIF") against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

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

  •
  Make permanent the $250 thousand limit for federal deposit insurance.

  •
  Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

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

  Volcker Rule

        The final rules adopted on December 10, 2013 to implement a part of the Dodd-Frank Act commonly referred to as the "Volcker Rule," prohibit insured depository institutions and companies affiliated with insured depository institutions ("banking entities") from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities' investments in, and other relationships with, hedge funds or private equity funds. These rules became effective on April 1, 2014. Certain collateralized debt obligations, securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such collateralized debt obligations securities may have been required to recognize significant losses on those securities.

        Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian. The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution's compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2015 that were subject to the final rule. Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

  Wilshire Bank

        In October 2013, we changed the name of our subsidiary from Wilshire State Bank to Wilshire Bank. Wilshire Bank is subject to extensive regulation and examination by the DBO, and the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain Federal Reserve Board regulations of transactions with its affiliates. The federal and state laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement providing that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act.

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

  The FDIC Improvement Act and Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws, and provided for least costly resolution and prompt regulatory action with regard to troubled institutions.

        FDICIA requires every bank with total assets in excess of $1 billion to have an annual independent audit made of the bank's financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with GAAP and comply with such other disclosure requirements as prescribed by the FDIC.

        FDICIA also establishes a prompt corrective action ("PCA") framework that divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC as amended by Basel III, a bank is deemed to be "well-capitalized" if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 8.00% or more, a Common Equity Tier 1 Capital Ratio of 6.50% or more, and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 6.00% or more, a Common Equity Tier 1 Capital Ratio of 4.50% or more, and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of

3.00% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 6.00%, Common Equity Tier 1 Capital Ratio of less than 4.50%, or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a total Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 4.00%, a Common Equity Tier 1 Capital Ratio of less than 3.00%, and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Tangible Equity Ratio (tangible equity to total assets) of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank's classification (but not to "critically undercapitalized") based on other considerations even if the bank meets the capital guidelines. According to these guidelines the Bank's capital ratios were above the requirements for a "well-capitalized" institution as of December 31, 2015.

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

        Funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks are 100 percent insured. All other FDIC-insured depository accounts are insured up to $250,000 per owner. The Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

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

  Community Reinvestment Act

        Under the Community Reinvestment Act, or "CRA", as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has a Compliance Committee, which oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities. The FDIC rated the Bank as "satisfactory" in meeting community credit needs under CRA at its latest completed examination for CRA performance.

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

  Interstate Branching

        Under current law, California state banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, California state banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. With limited exceptions, California law currently permits branching across state lines through interstate mergers resulting in the acquisition of a whole California bank that has been in existence for at least five years. The Bank currently has branches located in the States of California, Texas, Alabama, Georgia, New Jersey, and New York. Under the Dodd-Frank Act, branching requirements have been relaxed so that state banks have the ability to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state.

  Federal Home Loan Bank System

        The FHLB system of which the Bank is a member, consists of 12 regional FHLB's governed and regulated by the Federal Housing Finance Board, or the FHFB. The FHLB's serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.

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

        In the first quarter of 2015, the Company acquired certain assets and assumed certain operations of Bank of Manhattan's Mortgage Division. The Company currently operates a scaled down model of the Mortgage Division operations. The division was incorporated into our existing mortgage department and has helped to increase overall residential mortgage loan originations and contribute to additional fee income generation through the sales of originated loans.

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

  Capital Requirements (Holding Company and Bank)

        At December 31, 2015, the Company's and the Bank's capital ratios exceed the minimum percentage requirements for "well capitalized" institutions. See note 17 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Capital Adequacy Requirements" for further information regarding the regulatory capital guidelines as well as the Company's and the Bank's actual capitalization as of December 31, 2015.

        The federal banking agencies have adopted risk-based minimum capital guidelines for bank holding companies and banks which are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the statement of financial condition as assets and transactions which are recorded as off-balance sheet items. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization's total capital is divided into four tiers. The first, "Tier 1 capital" consists of common equity, our Series A Preferred Stock, and trust-preferred securities subject to certain criteria and quantitative limits. The second, "common equity Tier 1 capital" includes only common equity included in Tier 1 capital. The third, "Tier 2 capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities.

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

        The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4% (unchanged) for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

        The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by 0.625% each year until fully implemented at 2.5% in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases, and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

        The Basel III Rules also revise the PCA framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions became effective January 1, 2015. The prompt correction action rules include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds. For example, under the prompt corrective action rules, insured depository institutions are required to meet the following capital levels in order to qualify as "well capitalized:" (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged); and (iv) a Tier 1 leverage ratio of 5% (unchanged).

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

        The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk-based ratios. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

        In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the onerous requirement to include most accumulated other comprehensive income components in the calculation of CET1 capital and, in effect, retain the accumulated other comprehensive income treatment under the current capital rules. Under the Final Capital Rule, the Company made the one-time permanent election to continue to exclude accumulated other comprehensive income from risk-based capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.

        The Basel III Rules generally became effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain other calculations under the Basel III Rules will have also have phase-in periods. At December 31, 2015, the Company exceeded all of the capital requirements of BASEL III.

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

        At December 31, 2015, the concentration of loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represented approximately 347.4% for the Bank, over the threshold of 300% stated in the interagency guidance on concentrations in commercial real estate. The increase of this threshold to over 300% since 2014 was primarily due to the acquisition of Saehan which held high concentrations of commercial real estate loans. As a result of the increase in concentration of commercial real estate loans from the acquisition, management has developed a plan to monitor and reduce our concentration of commercial real estate loans. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management will continue to undertake controls to monitor the Bank's commercial real estate lending, but we cannot predict the extent to which this guidance will continue to impact our operations or capital requirements.

  Consumer Financial Protection Bureau

        The Consumer Financial Protection Bureau ("CFPB") was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision, and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act ("TILA"), Real Estate Settlement Procedures Act, Fair Credit Reporting Act ("RESPA"), Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

        On January 10, 2013, the CFPB released its final "Ability-to-Repay/Qualified Mortgage" rules, which amended TILA's implementing regulation, Regulation Z. Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for "qualified mortgages." The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for a smaller creditor exemption for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2015. Beginning January 1, 2016, the small creditor exemption will be allowed for banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

        On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule ("TRID"), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a Loan Estimate that must be delivered or placed in the mail no later than the third business day after receiving the consumer's application and a Closing Disclosure that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the Good Faith Estimate and the Initial Truth-in-Lending Disclosure at application and the HUD-1 Settlement Statement and the Final Truth-in-Lending Disclosure at closing. TRID also has new tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.

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

        As a lender, one of the largest risks we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. Although this evaluation process uses historical, qualitative, and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we may find it necessary to further increase the allowance for loan losses or our regulators may require us to increase this allowance. If we are unable to effectively measure and limit the risk of default associated with our loan portfolio, our business, financial condition, and profitability may be adversely impacted.

Increases in the level of non-performing loans could adversely affect our business, profitability, and financial condition.

        Increases in non-performing loans could have an adverse effect on our earnings as a result of related increases in our provisions for loan losses, charge-offs, and other losses related to non-performing loans which could in turn deplete our capital, leaving the Company undercapitalized. Non-performing loans at the year ended December 31, 2015 were $21.7 million, compared to $37.3 million at the end of 2014, and $37.2 million at the end of 2013.

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

        In addition, the measure of our allowance for loan losses is dependent on the adoption of new accounting standards. The Financial Accounting Standards Board recently issued a proposed Accounting Standards Update that presents a new credit impairment model, the Current Expected Credit Loss ("CECL") model, which would require financial institutions to estimate and develop a provision for credit losses at origination for the lifetime of the loan, as opposed to reserving for probable incurred losses up to the balance sheet date. Under the CECL model, credit deterioration would be reflected in the income statement in the period of origination or acquisition of the loan, with changes in expected credit losses due to further credit deterioration or improvement reflected in the periods in which the expectation changes. Accordingly, the CECL model could require financial institutions like the Bank to increase their allowances for loan losses. Moreover, the CECL model likely would create more volatility in our level of allowance for loan losses.

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

        A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans we extend to our clients and securities held in our investment portfolio. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.

        The federal funds rate and other short-term market interest rates previously decreased substantially, which led to a "steepening" of the market yield curve with short-term rates considerably lower than long-term notes. However, with the recent increase in the federal funds rate by the Federal Open Market Committee, the yield curve has flattened out, but rates are changing on daily basis. We may not be able to minimize our interest rate risk. In addition, an increase in the general level of interest rates may hinder the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations, leading to an increase in loan defaults. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, net interest margin, and our overall profitability.

Liquidity risk could impair our ability to fund operations, meet our obligations as they become due, and jeopardize our financial condition.

        Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory actions against us. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost in a timely manner and without adverse consequences. Although management has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned as well as unanticipated changes in assets and liabilities under both normal and adverse conditions, any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could have a material adverse effect on our financial condition and results of operations.

The profitability of Wilshire Bancorp is dependent on the profitability of the Bank.

        Because Wilshire Bancorp's principal activity is to act as the holding company of the Bank, the profitability of Wilshire Bancorp is largely dependent on the profitability of the Bank. The Bank operates in an extremely competitive banking environment, competing with a number of banks and other financial institutions which possess greater financial resources than those available to the Bank, in addition to other independent banks. In addition, the banking business is affected by general economic and political conditions, both domestic and international, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, natural disasters, international terrorism, and other factors beyond the control of the Bank may adversely affect its profitability. Banks are also subject to extensive governmental supervision, regulation, and control, and future legislation and government policy could adversely affect the banking industry and the operations of the Bank.

Wilshire Bancorp relies heavily on the payment of dividends from the Bank.

        The Bank is the only source of significant income for Wilshire Bancorp. Accordingly, the ability of Wilshire Bancorp to meet its debt service requirements and to pay dividends depends on the ability of the Bank to pay dividends to it. However, the Bank is subject to regulations limiting the amount of dividends that it may pay to Wilshire Bancorp. For example, any payment of dividends by the Bank is subject to the FDIC's capital adequacy guidelines. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.00%, Tier 1 capital to total risk-weighted assets of 6.00%, Tier 1 common equity capital to total risk-weighted assets of 4.50%, and a ratio of Tier 1 capital to average adjusted assets of 4.00%. If (i) the FDIC increases any of these required ratios; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank's income decreases significantly, the Bank's Board of Directors may decide or be required to retain a greater portion of the Bank's earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to Wilshire Bancorp. Further, in some cases, the FDIC could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. Whether dividends are paid, payment frequency, and amount paid will also depend on the financial condition and performance of the Bank, and the discretion of the Board of Directors of the Bank. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements, operating expenses, and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2015 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $21.3 million.

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

        Mirae Bank was acquired in 2009 and its loan portfolio was acquired at a discount of $54.9 million. Subsequently in 2013, we acquired BankAsiana and Saehan and their loan portfolio at a discount of $9.2 million and $27.7 million, respectively. This discount is amortized and accreted to interest income on a monthly basis. However, as these loans are paid-off, charged-off, sold, or transferred to non-accrual status, the income from the discount accretion is reduced. As the acquired loans are removed from our books, the related discount will no longer be available for accretion into interest income. Accretion of $8.0 million, $11.2 million, and $2.5 million on loans acquired at a discount was recorded as interest income during 2015, 2014, and 2013, respectively.

        As of December 31, 2015, the carrying balance of the discount on former Mirae loans was $921,000, down $413,000 from its value of $1.3 million as of December 31, 2014. The carrying value of the discount on former BankAsiana and Saehan loans was $2.0 million and $11.0 million, respectively, at December 31, 2015, and $3.7 million and $17.0 million, respectively at December 31, 2014. We expect the continued reduction of discount accretion recorded as interest income in future quarters.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

        In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. Events occurring after the initial appraisal may also cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not be able recover the outstanding balance of the loan.

We are subject to environmental risks associated with owning real estate or collateral.

        The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses. When a borrower defaults on a loan secured by real property, the Bank may acquire the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we will have lending, foreclosure, and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage, or occupy. We face the risk that environmental laws could force us to clean up the properties at the Company's expense. Potentially, it may cost much more to clean a property than the property is worth. We could also be liable for pollution generated by a borrower's operations if the Bank takes a role in managing those operations after a default. The Bank may also find it difficult or impossible to sell contaminated properties.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on our business, growth, and profitability.

        If economic conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability is likely to be materially adversely affected. A substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California, particularly in the Los Angeles area, could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying businesses are harmed, they are more likely to default on their loans. The conditions in the California economy and in the economies of other areas where we operate may deteriorate further in the future and such deterioration may adversely affect us.

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

        Wilshire's business is closely tied to the economies of its primary markets in general and is particularly affected by the economies of Southern California, Texas, New Jersey, and the New York metropolitan area. The economies of California and the East Coast have generally stabilized and/or are recovering. The housing market has improved with prices increasing in 2014. Vacancy rates for commercial properties have stabilized and small business owners are increasingly considering bank borrowings in order to grow. However, slow economic growth and the lingering effect of the 2007 to 2009 downturn continue to make for challenging operating conditions which may continue for some time and may have an adverse impact on Wilshire.

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

        In addition, the banking regulatory agencies adopted a final rule in July 2013 that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act. The Basel III Rules, effective January 1, 2015, impose a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality levels of capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. See the risk factor entitled "Wilshire may be subject to more stringent capital and liquidity requirements which would adversely affect Wilshire's net income and future growth" for more information.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to obtain regulatory approval of acquisitions and new branches.

        The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and other illegal conduct and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and monitor the activity through such accounts. Failure to comply with these regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition, and results of operations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

The Company relies on other companies to provide key components of its business infrastructure.

        Many key components of our operations, including data processing, recording and monitoring transactions, online interfaces and services, internet connections, and network access are provided by other companies. Our vendor management process selects third-party vendors carefully, but we do not control their actions. Problems, including disruptions in communication, security breaches, or failure of a vendor to provide services, could hurt our operations or our relationships with customers. If our vendors suffer financial or operational issues, our operations and reputation could suffer from a failure by the vendor in its ability to serve us and our customers. Third-party vendors are also a source of operational and information security risk to us. Vendors' market power significantly limits our ability to be indemnified for a vendor's negligence. In addition, insurance does not adequately cover all such exposure. Replacing or renegotiating contracts with vendors could entail significant operational expense and delays. The use of third-party vendors represents an unavoidable inherent risk to our company.

We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

        Oversight management by us of third parties by which we acquire deposit accounts and offer products and services, may be required to be expanded by our auditors or regulators. Although we have added significant compliance staff and have used outside consultants, our internal and external compliance examiners must be satisfied with the results of such augmentation and enhancement. We cannot assure you that we will satisfy all related requirements. Not achieving a compliance management system which is deemed adequate could result a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations. Our ongoing review and analysis of our compliance management systems and implementation of any changes resulting from that review and analysis will likely result in increased non-interest expense.

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

Our financial condition, earnings, and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

        While all aspects of our operations are subject to detailed and complex compliance regimes, bank regulators have increased their focus on risk management and consumer compliance, and we expect this focus to continue. As a result, those portions of our lending operations which most directly deal with consumers, in particular our mortgage operations, credit card and other consumer lending business, pose particular challenges. While we are not aware of any material issues with our compliance, mortgage and other consumer lending raises significant compliance risks resulting from the detailed and complex nature of mortgage and consumer lending regulations imposed by federal regulatory agencies, and the relatively independent operating environment in which loan officers operate. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, failure to comply with these regulations could result in the Bank being strictly liable for restitution or damages to individual borrowers, and to a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.

The success of our mortgage business acquisition depends upon our ability to maintain the operations, integrate and manage the risks of this business, and to successfully market, originate and sell mortgage loans. If we are unable to do so, the profitability of our mortgage business may be adversely affected.

        The long-term success of our mortgage business depends upon our ability to market, originate, fund, and sell our mortgage loans. Our mortgage loan origination volume will be largely dependent on our ability to offer competitively priced, desirable loan products under the Wilshire brand and our ability to attract qualified prospective borrowers. In addition, we employ various economic hedging strategies in an attempt to mitigate the interest rate risk and other risks inherent in a mortgage loan commitment. Our hedging activities include entering into derivative instruments. Poorly designed strategies or improperly executed transactions could fail to mitigate our risks and losses, or even increase our risks and losses beyond what they would have been had we not used such hedging strategies.

We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

        On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and Office of the Comptroller of Currency, adopted the Basel III Rules, which establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital. The Basel III Rules increased capital ratios for all banking organizations and introduced a "capital conservation buffer" which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The Basel III Rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Basel III Rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out option is exercised. Basel III includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. We elected to take the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculation in order to reduce the impact of market volatility on its regulatory capital levels.

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

        At December 31, 2015, approximately 78.9% of our loans were secured by real estate, a substantial portion of which consist of loans secured by real estate in California. Conditions in the California real estate market historically have influenced the level of our non-performing assets. A real estate recession in Southern California could adversely affect our results of operations. In addition, California has experienced, on occasion, significant natural disasters, including drought, earthquakes, brush fires and flooding attributed to various weather phenomenon. In addition to these catastrophes, California has experienced a moderate decline in housing prices beginning in late 2006. The decline in housing prices subsequently developed into a financial crisis, characterized by the further decline in the real estate market in many parts of the country, including California, starting in the second half of 2007, and the failures of many financial institutions between 2008 and 2011. The availability of insurance to compensate for losses resulting from such crises is limited. The occurrence of one or more of such crises could impair the value of the collateral for our real estate secured loans and adversely affect us.

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

        We have a website and conduct a portion of our business over the Internet. We rely heavily upon data processing, including loan servicing and deposit processing software, communications systems, and information systems from a number of third parties to conduct our business. Third party, or internal, systems and networks may fail to operate properly or become disabled due to deliberate attacks or unintentional events. Our operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, denial of service attacks, unauthorized access and other unforeseen events. Undiscovered data corruption could render our customer information inaccurate. These events may obstruct our ability to provide services and process transactions. While we believe that we are in compliance with all applicable privacy and data security laws, an incident could put our confidential information about our customers at risk.

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

        A breach in the security of any of the Company information systems, or other cyber incident, could have an adverse impact on, among other things, the Company's revenue, ability to attract and maintain customers, and business reputation. In addition, as a result of any breach, we could incur higher costs to conduct our business, to increase protection, or related to remediation.

        Furthermore, our customers could incorrectly blame the Company and terminate their accounts with the Company for a cyber-incident which occurred on their own system or with that of an unrelated third party. In addition, a security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.

        In response to the Executive Order released by the Obama Administration, Improving Critical Infrastructure Cybersecurity, referred to as the Executive Order, the Federal Financial Institutions Examination Council developed a cybersecurity assessment tool to help institutions identify their risks and determine their cybersecurity preparedness. The FFIEC has also published cybersecurity guidance on its website, along with observations from recent cybersecurity assessments. The federal banking agencies have indicated that they will use the assessment tool as guidance during a financial institution's safety and soundness examination. Although we have used the assessment tool to develop policies and procedures related to our cybersecurity, no assurance can be given that the regulators will believe that our information security systems are adequate or that these policies and procedures will be effective in preventing cyber threats and attacks.

We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

        Frequent introductions of new technologically-driven products and services in the financial services industry result in the need for rapid technological change. In addition, the effective use of technology may result in improved customer service and reduced costs. Our future success depends, to a certain extent, on our ability to identify the needs of customers and address those needs by using technology to provide the desired products and services and to create additional efficiencies in operations. Certain competitors may have substantially greater resources to invest in technological improvements. We may not be able to successfully implement new technology-driven products and services or effectively market these products and services to our customers. Failure to implement the necessary technological changes could have a material adverse impact on our business and, in turn, our financial condition, and results of operations.

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

        The Company recognized goodwill in connection with the acquisitions of Liberty Bank of New York, BankAsiana, and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment at least annually, rather than amortized. In addition, the Company tests on an interim basis for triggering events that would indicate impairment. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08, a company can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Therefore it would not be required to calculate the fair value unless we determined, based on a qualitative assessment, that it was more-likely-than-not that its fair value was less than its carrying amount. If management's assumptions used to evaluate goodwill are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner. Goodwill may be written down in future periods.

We face substantial competition in our primary market area.

        We conduct our banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks, and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

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

        Shares of our common stock eligible for future issuance and sale could have a dilutive effect on the market for our stock. Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. As of February 12, 2016, there were approximately 78,643,353 shares of our common stock issued and outstanding, 858,525 shares of our authorized but unissued shares of common stock have been granted and are reserved for issuance under the Wilshire Bancorp, Inc. 2008 Stock Option Plan, or the "2008 Stock Option Plan". Thus, approximately 120,368,279 shares of our common stock remain authorized, not reserved for stock options, and available for future issuance and sale at the discretion of our Board of Directors.

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

The pendency of the proposed merger with BBCN and the related diversion of our management's attention from the operation of our business may adversely affect our business and results of operations.

        As described in our Current Report on Form 8-K filed with the SEC on December 7, 2015, we entered into a merger agreement with BBCN which, subject to shareholder approval and various other conditions, would result in Wilshire Bancorp being acquired by BBCN. Our management and Board of Directors have devoted and will continue to devote a significant amount of time and attention to the proposed merger. In addition, in connection with the proposed merger, we have incurred and will continue to incur expenses, which could prove to be significant. Our business and our operating and financial results may be materially adversely affected by the diversion of management's time and attention and the expenses incurred in connection with the proposed merger.

If the proposed merger is not completed and we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

        If the proposed merger is not completed, our Board of Directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure. These alternative transactions or initiatives may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed merger. In addition, our ability to consummate any alternative transaction or execute any alternative initiative could be subject to various uncertainties. All of the foregoing could adversely affect our operations or financial condition

The failure to complete the merger with BBCN could negatively impact our business.

        There is no assurance that the merger with BBCN or any other transaction will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the merger agreement with BBCN will not occur. If the proposed merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances defined in the merger agreement with BBCN, we may be required to pay a termination fee of up to approximately $40.0 million. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, these relationships, or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary banking facilities (corporate headquarters and various lending offices) are located at 3200 Wilshire Boulevard, Los Angeles, California and consist of approximately 70,134 square feet as of December 31, 2015. This lease expires March 31, 2022, but we have an option to extend the lease for two consecutive five-year periods. The combined monthly rent for the lease is currently $98,000.

        At December 31, 2015, we had thirty-five full-service branch banking offices which consist of twenty-two branch offices in Southern California, three in Texas, one in Alabama, one in Georgia, four in New Jersey, and four in New York. We also operate six LPOs of which four are utilized primarily for the origination of loans under the SBA lending program located in California, Colorado, Georgia, and Washington, and two that are utilized primarily for the origination of residential mortgage loans located in California. Information about the properties associated with each of our banking facilities is set forth in the table below:

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Wilshire Office	3200 Wilshire Boulevard, Suite 103 Los Angeles, California	Leased	7,426 ft	[2]	N/A	$16,709	Branch Office	March 2022
Rowland Heights Office	19765 East Colima Road Rowland Heights, California	Leased	2,860 ft	[2]	N/A	$9,297	Branch Office	May 2016
Western Office	841 South Western Avenue Los Angeles, California	Leased	4,950 ft	[2]	N/A	$29,916	Branch Office	June 2020
Olympic Office	2140 West Olympic Boulevard Los Angeles, California	Leased	9,247 ft	[2]	N/A	$16,737	Branch Office	August 2019
Valley Office	8401 Reseda Boulevard Northridge, California	Leased	7,350 ft	[2]	N/A	$12,998	Branch Office	October 2017
Downtown Office	401 East 11th Street, Suites 207-211 Los Angeles, California	Leased	5,500 ft	[2]	N/A	$17,853	Branch Office	June 2019
Cerritos Office	17500 Carmenita Road Cerritos, California	Leased	5,702 ft	[2]	N/A	$12,378	Branch Office	January 2017
Gardena Office	1701 West Redondo Beach Blvd, #A Gardena, California	Leased	3,325 ft	[2]	N/A	$6,783	Branch Office	November 2021
Rancho Cucamonga Office	8045 Archibald Avenue Rancho Cucamonga, California	Leased	3,000 ft	[2]	N/A	$6,316	Branch Office	November 2020
City Center Office	3500 West 6th Street, #201 Los Angeles, California	Leased	3,538 ft	[2]	N/A	$19,844	Branch Office	May 2018
Mid-Wilshire Office	3832 Wilshire Boulevard Los Angeles, California	Leased	3,382 ft	[2]	N/A	$14,354	Branch Office	December 2016
Fashion Town Office	1100 South San Pedro Street, #200 Los Angeles, California	Leased	3,208 ft	[2]	N/A	$6,374	Branch Office	March 2019
Fullerton Office (SELC)	5254 Beach Boulevard Buena Park, California	Leased	1,440 ft	[2]	N/A	$5,190	Loan Office	July 2017
Huntington Park Office	6350 Pacific Boulevard Huntington Park, California	Purchased In 2005	4,350 ft	[2]	$710,000	N/A	Branch Office	N/A

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Torrance Office	2424 Sepulveda Boulevard Torrance, California	Leased	2,360 ft	[2]	N/A	$8,197	Branch Office	June 2019
Garden Grove Office	9672 Garden Grove Boulevard Garden Grove, California	Purchased In 2005	2,549 ft	[2]	$1,535,500	N/A	Branch Office	N/A
Manhattan Office	308 Fifth Avenue New York, New York	Leased	7,544 ft	[2]	N/A	$36,981	Branch Office	September 2019
Bayside Office	210-16 Northern Boulevard Bayside, New York	Leased	2,445 ft	[2]	N/A	$12,374	Branch Office	April 2017
Flushing Office	150-24 Northern Boulevard Flushing, New York	Leased	2,300 ft	[2]	N/A	$19,386	Branch Office	July 2018
Fort Lee Office	215 Main Street Fort Lee, New Jersey	Leased	2,264 ft	[2]	N/A	$12,513	Branch Office	May 2017
Dallas Office	2237 Royal Lane Dallas, Texas	Purchased In 2003	7,000 ft	[2]	$1,325,000	N/A	Branch Office	N/A
Denver Office	2821 South Parker Road, #415 Aurora, Colorado	Leased	1,135 ft	[2]	N/A	$1,466	LPO Office	September 2018
Georgia Office	3483 Satellite Boulevard, #309 South Duluth, Georgia	Leased	1,436 ft	[2]	N/A	$1,867	LPO Office	March 2018
Fort Worth Office	7553 Boulevard, #26 North Richland Hills, Texas	Purchased In 2009	3,500 ft	[2]	N/A	N/A	Branch Office	N/A
Northern CA Office	39899 Balentine Drive, #119 Newark, California	Leased	700 ft	[2]	N/A	$1,295	LPO Office	February 2017
Palisades Park Office	303 Broad Avenue Palisades Park, New Jersey	Leased	3,405 ft	[2]	N/A	$11,790	Branch Office	October 2019
W. Wilshire Office	3580 Wilshire Boulevard, #120 Los Angeles, California	Leased	3,523 ft	[2]	N/A	$9,371	Branch Office	December 2018
San Pedro Office	1100 South San Pedro, #L21-25 Los Angeles, California	Leased	3,459 ft	[2]	N/A	$7,794	Branch Office	April 2016
S. Fullerton Office	5300 Beach Boulevard, #101 Buena Park, California	Leased	3,155 ft	[2]	N/A	$14,113	Branch Office	January 2020
La Crescenta Office	2750 Foothill Boulevard La Crescenta, California	Leased	2,123 ft	[2]	N/A	$7,537	Branch Office	April 2020
Irvine Office	14725 Jeffrey Road Irvine, California	Leased	2,950 ft	[2]	N/A	$17,587	Branch Office	June 2017
W. Olympic Office	3224 W. Olympic Boulevard, #100 Los Angeles, California	Leased	3,964 ft	[2]	N/A	$19,820	Branch Office	March 2018
W. Gardena Office	2124 W. Redondo Beach Boulevard Torrance, California	Leased	3,950 ft	[2]	N/A	$7,787	Branch Office	April 2016
New York Office**	307 Fifth Avenue, 5th Floor New York, New York	Leased	3,650 ft	[2]	N/A	$13,965	LPO Office	April 2020
S. Palisades Park Office	7 Broad Avenue Palisades Park, New Jersey	Leased	4,085 ft	[2]	N/A	$21,090	Branch Office	March 2017
E. Fort Lee Office	172 Main Street Fort Lee, New Jersey	Leased	4,500 ft	[2]	N/A	$15,851	Branch Office	March 2018
E. Flushing Office	162-05 Crocheron Avenue Flushing, New York	Leased	3,500 ft	[2]	N/A	$11,084	Branch Office	June 2017
Washington Office	31620 23rd Avenue, South #305 Federal Way, Washington	Leased	683 ft	[2]	N/A	$1,230	LPO Office	October 2016
Houston Office	10000 Harwin Drive Houston, Texas	Leased	2,500 ft	[2]	N/A	$4,163	Branch Office	June 2019
LaGrange Office	1508 Lafayette Parkway LaGrange, Georgia	Leased	2,000 ft	[2]	N/A	$4,567	Branch Office	March 2025

Property	Address	Ownership Status	Square Feet		Purchase Price	Monthly Rent*	Use	Lease Expiration
Montgomery Office	1605 Eastern Boulevard Montgomery, Alabama	Leased	1,800 ft	[2]	N/A	$4,952	Branch Office	January 2023
Laguna Niguel Office	28202 Cabot Road, #350, 351 Laguna Niguel, California	Leased	185 ft	[2]	N/A	$3,492	LPO Office	April 2016
Newport Beach	26 Corporate Plaza Drive, #180 Newport Bach, California	Leased	5,307 ft	[2]	N/A	$15,404	LPO Office	February 2016

*
Monthly rent is based on figures at December 31, 2015

**
The New York LPO office is currently not operating

        Management has determined that all of our premises are adequate for our present and anticipated level of business.

Item 3.    Legal Proceedings

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $120,000 at December 31, 2015, and $135,000 at December 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 4.    Mine Safety Disclosures

  Not Applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Trading History

        Wilshire Bancorp's common stock is listed for trading on the NASDAQ Global Select Market under the symbol "WIBC."

	Closing Sale Price
	High	Low
Year Ended December 31, 2015
First Quarter	$10.17	$9.06
Second Quarter	$12.95	$9.95
Third Quarter	$12.76	$9.94
Fourth Quarter	$12.40	$10.29
Year Ended December 31, 2014
First Quarter	$11.82	$9.53
Second Quarter	$11.39	$9.85
Third Quarter	$10.50	$9.17
Fourth Quarter	$10.30	$8.94

        On February 12, 2016, the closing sale price for the common stock was $9.80, as reported on the NASDAQ Global Select Market.

Shareholders

        As of February 12, 2016, there were 338 shareholders of record of our common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

        On June 4, 2013, the Company's Board of Directors approved quarterly cash dividends of $0.03 per common share. The Board of Directors approved an increase in the Company's quarterly dividend to $0.05 per common share on March 12, 2014, and again approved an increase to $0.06 per common share on May 27, 2015. All dividends are subject to the discretion of our Board of Directors and will depend on a number of factors including future earnings, financial condition, cash needs, and general business conditions. Any dividend to our common shareholders must also comply with the restrictions associated with our junior subordinated debentures as well as applicable bank regulations.

        The following table shows cash dividends declared to the Company's common shareholders for the two years ended December 31, 2015:

DECLARATION DATE	PAYABLE DATE	RECORD DATE	AMOUNT
November 20, 2015	January 15, 2016	December 31, 2015	$0.06 per share
August 31, 2015	October 15, 2015	September 30, 2015	$0.06 per share
May 29, 2015	July 15, 2015	June 30, 2015	$0.06 per share
February 27, 2015	April 15, 2015	March 31, 2015	$0.05 per share
November 24, 2014	January 15, 2015	December 31, 2014	$0.05 per share
August 28, 2014	October 15, 2014	September 30, 2014	$0.05 per share
May 28, 2014	July 15, 2014	June 30, 2014	$0.05 per share
March 13, 2014	April 15, 2014	March 31, 2014	$0.05 per share

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

Securities Authorized for Issuance under Equity Compensation Plans

        In June 2008, we established the 2008 Stock Incentive Plan that provides for the issuance of restricted stock and options to purchase up to 2,933,200 shares of our authorized but unissued common stock to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting period. Under the 2008 Stock Incentive Plan, there were outstanding stock options to purchase 885,708 shares of our common stock and 135,874 shares of restricted stock outstanding as of December 31, 2015.

        The following table summarizes information as of December 31, 2015 relating to the number of securities to be issued upon the exercise of the outstanding options under the 2008 Plan and their weighted-average exercise price.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	885,708	$6.37	1,240,084
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total Equity Compensation Plans	885,708	$6.37	1,240,084

 Performance Graph

        The following graph compares the yearly percentage change in cumulative total shareholders' return on our common stock with the cumulative total return of (i) the NASDAQ market index; (ii) the SNL $1 Billion - $5 Billion Asset-Size Bank Index; and (iii) the SNL Western Bank Index, comprised of banks and bank holding companies located in California, Oregon, Washington, Montana, Hawaii, Nevada, and Alaska. Both the SNL $1 Billion - $5 Billion Asset-Size Bank Index and the SNL Western Bank Index were compiled by SNL Securities LP of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future price performance.

	At December 31,
	2010	2011	2012	2013	2014	2015
Wilshire Bancorp Inc.	$100.00	$47.64	$77.03	$144.61	$137.07	$159.49
NASDAQ© Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL© $1B - $5B Bank Index	100.00	91.20	112.45	163.52	170.98	191.39
SNL© Western Bank Index	100.00	90.34	114.01	160.41	192.51	199.46

Source:
SNL Financial LC, Charlottesville, VA

Item 6.    Selected Financial Data

        The following table presents selected historical financial information as of and for each of the five years ended December 31, 2015. The selected historical financial information is derived from our audited consolidated financial statements and should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Item 7:

	As of and For the Years Ended December 31,
(Dollars in Thousands, Except Share and Per Share Data)	2015	2014	2013	2012	2011
Summary Statement of Income Data:
Interest income	$176,893	$163,704	$123,739	$116,957	$129,964
Interest expense	26,051	18,167	13,409	17,055	22,589
Net interest income before (credit) provision for losses on loans and loan commitments	150,842	145,537	110,330	99,902	107,375
Provision (credit) for losses on loans and loan commitments	700	—	—	(34,000)	59,100
Non-interest income	45,654	41,241	34,183	28,249	23,805
Non-interest expenses	99,890	97,514	76,856	74,179	68,785
Income before income taxes	95,906	89,264	67,657	87,972	3,295
Income taxes provision (benefit)	34,501	30,255	22,281	(4,333)	33,625
Preferred stock cash dividend, accretion of Preferred Stock, and one-time adjustment from repurchase of Preferred Stock	—	—	—	1,401	(3,658)
Net income (loss) available to common shareholders	61,405	59,009	45,376	93,706	(33,988)
Per Common Share Data:
Net income (loss) available to common shareholders:
Basic earnings per common share	$0.78	$0.75	$0.63	$1.31	$(0.61)
Diluted earnings per common share	$0.78	$0.75	$0.63	$1.31	$(0.61)
Book value per common share	$6.78	$6.25	$5.63	$4.80	$3.49
Weighted average common shares outstanding:
Basic	78,486,883	78,250,901	71,771,116	71,288,484	55,710,377
Diluted	78,818,556	78,591,374	72,037,516	71,375,150	55,710,377
Year-end common shares outstanding	78,608,717	78,322,462	78,061,307	71,295,144	71,282,518

	As of and For the Years Ended December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Summary Statement of Financial Condition Data:
Total loans, net of unearned income[1]	$3,844,927	$3,320,080	$2,864,399	$2,152,340	$1,981,486
Allowance for loan losses	52,405	48,624	53,563	63,285	102,982
Other real estate owned	9,179	7,922	7,600	2,080	8,221
Total assets	4,713,468	4,155,469	3,617,735	2,750,863	2,696,854
Total deposits	3,839,876	3,401,259	2,871,510	2,166,809	2,202,309
FHLB advances[2]	220,000	150,000	190,325	150,000	60,000
Junior subordinated debentures	72,016	71,779	71,550	61,857	87,321
Total shareholders' equity	532,930	489,411	439,418	342,417	309,582
Performance ratios:
Return on average total equity[3]	11.84%	12.65%	12.39%	30.18%	–11.46%
Return on average common equity[4]	11.84%	12.65%	12.39%	30.18%	–16.66%
Return on average assets[5]	1.36%	1.57%	1.56%	3.55%	–1.10%
Net interest margin[6]	3.58%	4.20%	4.07%	4.07%	4.15%
Efficiency ratio[7]	50.84%	52.21%	53.18%	57.88%	52.44%
Net loans to total deposits at year end	98.77%	96.18%	97.89%	96.41%	85.30%
Common dividend payout ratio	29.41%	26.53%	14.51%	0.00%	0.00%
Capital ratios:
Average common shareholders' equity to average total assets	11.49%	12.40%	12.63%	11.76%	7.39%
Tier 1 capital to quarter-to-date average total assets	11.30%	12.11%	13.44%	14.87%	13.86%
Tier 1 common equity capital to total risk-weighted assets	11.23%	N/A	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	12.86%	14.13%	14.79%	18.47%	19.59%
Total capital to total risk-weighted assets	14.11%	15.38%	16.05%	19.74%	20.89%
Asset quality ratios:
Non-performing loans to total loans[8]	0.56%	1.12%	1.30%	1.30%	2.21%
Non-performing assets to total loans and other real estate owned[9]	0.80%	1.36%	1.56%	1.39%	2.62%
Net charge-offs to average total loans	–0.09%	0.16%	0.43%	0.40%	3.16%
Allowance for loan losses to gross loans receivable at year end	1.37%	1.47%	1.90%	3.15%	5.33%
Allowance for loan losses to non-performing loans	241.56%	130.48%	143.85%	226.40%	234.95%

1
Total loans is the sum of loans receivable and loans held-for-sale and is reported at their outstanding principal balances, net of any unearned income (unamortized deferred fees and costs) and discount on acquired loans

2
At December 31, 2015, our borrowing capacity with FHLB was $1.42 billion, with $1.19 billion in remaining capacity

3
Net income divided by average total shareholders' equity

4
Net income available to common shareholders, divided by average common shareholders' equity

5
Net income divided by average total assets

6
Represents net interest income as a percentage of average interest-earning assets

7
Represents the ratio of non-interest expense to the sum of net interest income before (credit) provision for losses on loans and loan commitments and total non-interest income

8
Non-performing loans consist of non-accrual loans, loans past due 90 days or more

9
Non-performing assets consist of non-performing loans (see footnote 8 above), and other real estate owned

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the three-year period ended December 31, 2015. The discussion should be read in conjunction with our consolidated financial statements and the notes related thereto which appear elsewhere in this Report.

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

        In 2011, we experienced significant losses due primarily to an increase in provision for loan losses and loan commitments that resulted from deterioration in the loan portfolio. Management was successful in reversing this trend and returned the Company to its most profitable year in history in 2012. During 2012 and 2013, we experienced improvement in overall credit quality of our loan portfolio evidenced by a reduction in classified loans levels.

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

        During the first quarter of 2015, the Bank purchased certain assets and partially assumed the operations of Bank of Manhattan's Mortgage Division. The Mortgage Division was first formed in 2010 and offers conforming, super-conforming, jumbo residential, and other residential mortgage products. The Bank acquired certain assets and liabilities of the Mortgage Division and hired approximately 30 employees consisting of loan managers, loan officers, and operations personnel. The Mortgage Division has been integrated into the Bank's existing Mortgage Department, substantially increasing the Bank's mortgage lending origination platform.

        On December 7, 2015, the Company entered into a Merger Agreement with BBCN. Under the Merger Agreement, at the effective time of the merger, each outstanding share of the Company's common stock will be converted into 0.7034 shares of BBCN's common stock, with any fractional shares paid in cash. The board of the surviving corporation will consist of 16 members, with BBCN and the Company designating nine and seven directors, respectively to serve on such board, and Steven Koh, the Company's chairman, will serve as chairman of the board and Kevin Kim, BBCN's chief executive officer, will serve as chief executive officer of the combined corporation. The consummation of the merger is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of the Company and BBCN, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by BBCN with respect to the stock to be issued in the merger. The merger is expected to close in the second half of 2016.

        At December 31, 2015, we had approximately $4.71 billion in assets, $3.84 billion in total loans (net of deferred fees and including loans held-for-sale), and $3.84 billion in deposits. We have expanded and diversified our business geographically by focusing on the continued development of our East Coast market. In 2015 we opened branch offices in the States of Alabama and Georgia, targeting the multi-ethic communities in the Southeastern Unites States ("U.S.") and U.S. subsidiaries of companies based in Korea.

2015 Key Performance Indicators

        We believe the following were key indicators of our operations during 2015:

  •
  Our total assets increased to $4.71 billion at the end of 2015, an increase of 13.4%, from $4.16 billion at the end of 2014.

  •
  Our total deposits increased to $3.84 billion at the end of 2015, an increase of 12.9%, from $3.40 billion at the end of 2014.

  •
  Our total loans increased to $3.84 billion at the end of 2015, an increase of 15.8%, from $3.32 billion at the end of 2014.

  •
  Total net interest income before provision for loan losses increased to $150.8 million in 2015, an increase of 3.6%, from $145.5 million in 2014.

  •
  Provision for losses on loans and loan commitments in 2015 totaled $700,000 compared to no provision for 2014.

  •
  Total non-interest income increased to $45.7 million in 2015, an increase of 10.7%, from $41.2 million in 2014.

  •
  Total non-interest expense increased to $99.9 million, or 2.4%, in 2015, compared to $97.5 million in 2014.

  •
  Net income for 2015 increased to $61.4 million, or $0.78 per basic and diluted common share, compared with net income of $59.0 million, or $0.75 per basic and diluted common share in 2014.

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

        Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA and mortgage loans, the methodologies that determine our allowance for losses on loans, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, valuation of mortgage banking derivatives, the evaluation of goodwill and intangible assets, evaluation of FDIC loss-share indemnification impairment, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

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

        We are obligated to assess, at each reporting date, whether there is an other-than-temporary impairment ("OTTI") to our investment securities. Impairments related to credit issues must be recognized in current earnings rather than in other comprehensive income. The determination of an OTTI is a subjective process involving assessment of valuation and changes in such valuations resulting from deteriorating credit worthiness. We examine all individual securities that are in an unrealized loss position at each reporting date for OTTI impairments. Specific investment-related factors we examine to assess impairment include the nature of the investment, severity and duration of the loss, the probability that we will be unable to collect all amounts due, and analysis of the issuers of the securities and whether there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we evaluate whether the creditworthiness of the issuer calls the realization of contractual cash flows into question. We reexamine the financial resources, intent, and the overall ability of the Company to hold the securities until their fair values recover. Management does not believe that there are any investment securities, other than those identified in the current and previous periods, which are deemed to be other-than-temporarily impaired as of December 31, 2015. Investment securities are discussed in more detail in Note 1 and 4 in the footnotes to our consolidated financial statements presented later in this Report.

        As required under Financial Accounting Standards Board ("FASB") ASC 320-10-35-18, we consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows and making an OTTI assessment for our portfolio of residual securities. We consider factors such as remaining payment terms of the security, prepayment speeds, and the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

        As of December 31, 2015 and December 31, 2014, no investment securities were determined to have an OTTI. The unrealized losses on our government sponsored enterprises ("GSE") bonds, residential collateralized mortgage obligations ("CMOs"), and mortgage-backed securities ("MBS") are attributable to both changes in interest rates and a repricing risk in the market. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities and Collateralized Debt Obligations that had previously been rated "AAA" but have since been downgraded to below investment grade. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2015 and 2014, until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the creditworthiness of the issuer and general market conditions. There were no unrealized losses on our municipal or corporate securities at December 31, 2015 and 2014. In the event of future unrealized losses on our municipal and corporate securities, we have the intent and ability to hold the securities in an unrealized loss position until the fair value recovers or the securities mature

Small Business Administration Loans

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

        We capitalize the fair value allocated to ESF in intangible servicing assets (the contracted servicing fee less normal servicing costs). The servicing asset is recorded based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of related loans. For purposes of measuring impairment, the servicing assets are stratified by collateral types. Management periodically evaluates the fair value of servicing assets for impairment. A valuation allowance is recorded when the fair value is below the carrying amount and a recovery of the valuation allowance is recorded when its fair value exceeds the carrying amount. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included in our current earnings in the Consolidated Statements of Income. An interest-only strip is recorded based on the present value of the excess of future interest income, over the contractually specified servicing fee, calculated using the same assumptions as noted above. Interest-only strips are accounted for at their estimated fair values, with unrealized gains recorded as an adjustment in accumulated other comprehensive income in shareholders' equity. If the estimated fair value is less than its carrying value, the loss is considered an OTTI and it is charged to the current earnings.

Allowance for Loan Losses

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and for unfunded loan commitments which are established by a periodic provision or credit for loan losses charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio are credited to the allowance for loan losses, whereas charges related to loan commitments are credited to the reserve for loan commitments, which is presented as a component of other liabilities.

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance is based on the estimated losses on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in the GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as is the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Watch Loans—Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure documented for these loans.

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

        In 2013, management made enhancements to the overall allowance for loan losses calculation methodology to better reflect potential losses in the loan portfolio in the current economic environment. There were three main enhancements to the methodology, a change to the loss horizon used to calculate historical losses from 12 quarters to 16 quarters, setting a minimum historical loss rate for loan pools, and a change to the impairment calculation methods for impaired loans. There were no changes to the allowance methodology in 2014 or 2015.

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

Loans Held-For-Sale

        Certain mortgage and SBA loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or fair value. A valuation allowance is established if the fair value of such loans is lower than their cost, and is charged against operating income. The premium on the pro-rata principal of SBA loans sold is recognized as gain on sale of loans. The discount related to the unsold principal of SBA loans is deferred and amortized over the remaining life of the loan as an adjustment to yield.

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

Credit Impaired Loans (ASC 310-30 Loans)

        Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30. At the time of acquisition, ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed, payment type, and other factors. The estimated cash flows expected for each pool was estimated at the time the loans were acquired. The excess of the cash flows expected to be collected on purchased credit impaired loans, measured as of the acquisition date, over the estimated fair value is referred to as the "accretable yield," and is recognized in interest income over the remaining life of the loan using a level yield method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the "non-accretable difference," and is not accreted over time. For Non-ASC 310-30 loans, the difference between contractually required payments as of the acquisition date and the fair value is accreted over the remaining life of the loan using a level yield method of accretion.

        The Company estimates expected cash flows to be collected over the life of acquired loans on a recurring basis. If the Company determines that expected cashflows have decreased, ASC 310-30 loans would be considered further impaired which would result in a provision for loan losses and a corresponding increase in valuation allowance included in the allowance for loan losses. However, if expected cashflows have increased in subsequent evaluations, the Company will reduce any remaining valuation allowance. If a valuation allowance does not exist, the accretable yield will be recalculated to account for the increase in expected cashflows.

        At the time of acquisition, the fair value of loans acquired from Mirae Bank, BankAsiana, and Saehan totaled $285.7 million, $168.6 million, and $381.7 million, respectively, which represented discounts of $54.7 million, $9.2 million, and $27.7 million, respectively. At December 31, 2015, carrying amount of ASC 310-30 loans related to the acquisitions of Mirae Bank, BankAsiana, and Saehan totaled $24.9 million, $93.7 million, and $254.1 million, respectively.

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

Valuation of Mortgage Banking Derivatives

        The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with fluctuations of interest rates. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings. Commitments to originate mortgage loans that will be held for investment are not accounted for as derivatives and therefore are not recorded at fair value. Subsequent changes in the fair value of a derivative loan commitments are recognized in earnings in the period in which the changes occur.

        At December 31, 2015, the Company had approximately $35.7 million of interest rate lock commitments and $17.1 million of forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $222,000 and a derivative liability of $16,000 respectively. The Company did not have any mortgage derivatives at December 31, 2014.

Goodwill and Intangible Assets

        Goodwill and intangible assets arise from the acquisition method of accounting for business combinations. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with our 2013 acquisitions of which $10.8 million was related to BankAsiana, and $50.0 million was related to Saehan. As of December 31, 2015 and December 31, 2014, goodwill totaled $67.5 million. Other intangibles include $1.6 million and $1.3 million, respectively, in core deposits intangibles were recorded as a result of the Liberty Bank and Mirae Bank acquisitions. In 2013, $725,000 and $3.8 million in additional core deposits intangibles were recorded from the acquisitions of BankAsiana and Saehan, respectively. Remaining core deposits intangibles balance at December 31, 2015 totaled $15,000, $246,000, $599,000, and $2.3 million related to the Liberty Bank, Mirae Bank, BankAsiana, and Saehan, respectively.

        The assets acquired and liabilities assumed from BankAsiana and Saehan were accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and were recorded at their estimated fair values on the date of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions.

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

        Management assessed the qualitative factors for the year ended December 31, 2015 to determine whether it was more-likely-than-not that goodwill was impaired. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value of acquired assets related to goodwill exceeded the carrying amount, and therefore concluded that the two-step goodwill impairment test was not required. The Company will continue to monitor goodwill and assess qualitative factors that may indicate impairment on annual basis, or more frequently, on an as-needed basis.

        The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles, as required by ASC 350, "Intangibles—Goodwill and Other", to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles during the year ended December 31, 2015.

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

        ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more-likely-than-not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The Company recognized an increase in the liability for unrecognized tax benefit of $5,000 from the prior year tax position, and a decrease in the liability for unrecognized tax benefit of $1.2 million from settlements with federal and state tax authorities in 2015. As of December 31, 2015, the total unrecognized tax benefit that would affect the effective tax rate if recognized was $483,000. We expect that the unrecognized tax benefits may decrease by approximately $483,000 over the next 12 months due to settlements with state tax authorities.

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

        Our average total loans (gross loans including loans held-for-sale, less deferred fees and costs) were $3.50 billion for 2015, compared to $3.02 billion for 2014, and $2.29 billion for 2013, representing an increase of 16.1% in 2015 and 32.0% in 2014, from each of the prior annual periods. Average loan increase in 2015 compared to 2014, due to the increase in loan originations compared to the prior year. The increase in average loans in 2014 compared to 2013 was largely due to the full year impact of loans acquired through the acquisitions of BankAsiana and Saehan. Average interest-earning assets were $4.23 billion in 2015, compared to $3.48 billion in 2014, and $2.73 billion in 2013, representing an increase of 21.6% in 2015, and an increase of 27.4% in 2014, from each of the prior annual periods. Our average interest-bearing deposits increased 28.5% to $2.75 billion in 2015, and increased 30.0% to $2.14 billion in 2014, compared with $1.65 billion in 2013. Together with other borrowings and junior subordinated debentures (see "Financial Condition—Deposits and Other Sources of Funds" below), average interest-bearing liabilities increased 23.9% to $2.94 billion in 2015, and increased 27.5% to $2.37 billion in 2014, compared to $1.86 billion in 2013.

        Our yields on interest-earnings assets were 4.19% in 2015, 4.72% in 2014, and 4.56% in 2013. The decline in average yield on interest-earning assets in 2015 compared to 2014 was due to a decline in loan yields as loan rates for newly originated loans were lower than those existing in the portfolio. The increase in yields on interest-earning assets experienced in 2014, compared to 2013, was largely due to the increase in loan yields due to the addition of discount accretion income on acquired loans. Total interest income increased 8.1% in 2015 to $176.9 million, and increased 32.3% in 2014 to $163.7 million, compared with $123.7 million in 2013. Interest income increased in 2015 and 2014 compared to the previous years due to the increase in overall loans and investments and in 2014 the increase was further aided by an increase in discount accretion income. Interest expense increased 43.4% to $26.1 million in 2015, and increased 35.5% to $18.2 million in 2014, compared to $13.4 million in 2013. The increase in interest expense for 2015 was due to an increase in deposits accounts, deposits rates, and FHLB borrowings, while the increase in 2014 was attributable to the acquisition of BankAsiana and Saehan's deposit portfolio.

        Net interest income before credit or provision for loan losses and loan commitments increased from $110.3 million in 2013, to $145.5 million in 2014, and then to $150.8 million in 2015. This represents a net interest income increase of 31.9% in 2014 and 3.6% in 2015, when compared to the previous years' figures. Our net interest spread was 3.84% in 2013, 3.96% in 2014, and 3.31% in 2015. Net interest margin was 4.07% for 2013, 4.20% for 2014, and 3.58% for 2015.

        The following table sets forth, for the periods indicated, average balances of assets, liabilities, and shareholders' equity, in addition to the major components of net interest income and net interest margin:

Distribution, Yield, and Rate Analysis of Net Income

(Dollars in Thousands)

	For the Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
Assets:
Earning assets:
Total loans[1]	$3,501,800	$167,361	4.78%	$3,017,409	$155,020	5.14%	$2,285,623	$115,722	5.06%
Securities of government sponsored enterprises	348,073	7,109	2.04%	293,401	6,306	2.15%	258,019	5,203	2.02%
Other investment securities[2]	40,110	1,436	5.20%	57,260	1,889	4.51%	68,793	2,220	4.32%
Deposits held in other financial institutions	6,938	118	1.70%	17,105	238	1.39%	3,426	38	1.11%
Federal funds sold	336,298	869	0.26%	94,818	251	0.26%	115,216	556	0.48%

Total interest-earning assets	4,233,219	176,893	4.19%	3,479,993	163,704	4.72%	2,731,077	123,739	4.56%
Total non-interest-earning assets	280,085			282,407			170,147

Total assets	$4,513,304			$3,762,400			$2,901,224

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Money market deposits	$924,673	$6,211	0.67%	$770,316	$5,219	0.68%	$630,050	$3,996	0.63%
Super NOW deposits	30,874	82	0.27%	32,240	63	0.20%	27,656	55	0.20%
Savings deposits	129,961	1,993	1.53%	121,878	1,926	1.58%	103,102	1,801	1.75%
Time deposits of $100,000 or more	1,393,357	12,031	0.86%	970,481	6,849	0.71%	658,483	4,300	0.65%
Other time deposits	269,842	2,425	0.90%	244,144	1,869	0.77%	225,900	1,816	0.80%
FHLB borrowings and other borrowings	118,435	1,537	1.30%	160,950	522	0.32%	152,171	244	0.16%
Junior subordinated debenture	71,888	1,772	2.46%	71,659	1,719	2.40%	62,971	1,197	1.90%

Total interest-bearing liabilities	2,939,030	26,051	0.89%	2,371,668	18,167	0.77%	1,860,333	13,409	0.72%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,013,616			882,333			639,957
Other liabilities	42,211			42,001			34,577

Total non-interest-bearing liabilities	1,055,827			924,334			674,534
Shareholders' equity	518,447			466,398			366,357

Total liabilities and shareholders' equity	$4,513,304			$3,762,400			$2,901,224

Net interest income		$150,842			$145,537			$110,330

Net interest spread[3]			3.31%			3.96%			3.84%

Net interest margin[4]			3.58%			4.20%			4.07%

1
Net loan fees have been included in the calculation of interest income. Net loan fees were approximately $4.3 million, $4.4 million, and $3.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Loans are net of deferred fees, unearned income, and related direct costs, and include loans placed on non-accrual status and interest income on loans includes discount recognized on acquired loans.

2
Represents tax equivalent yields, non-tax equivalent yields for 2015, 2014, and 2013 were 3.58%, 3.30%, and 3.23%, respectively.

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

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	For the Year Ended December 31, 2015 vs. 2014 Increases (Decreases) Due to Change In			For the Year Ended December 31, 2014 vs. 2013 Increases (Decreases) Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Total loans	$23,676	$(11,335)	$12,341	$37,572	$1,726	$39,298
Securities of government sponsored enterprises	1,129	(326)	803	745	358	1,103
Other Investment securities	(603)	150	(453)	(379)	48	(331)
Deposits held in other institutions	(164)	44	(120)	188	12	200
Federal funds sold	624	(6)	618	(86)	(219)	(305)

Total interest income	24,662	(11,473)	13,189	38,040	1,925	39,965

Interest expense:
Money market deposits	1,037	(45)	992	936	287	1,223
Super NOW deposits	(3)	22	19	9	(1)	8
Savings deposits	125	(58)	67	307	(182)	125
Time deposit of $100,000 or more	3,425	1,757	5,182	2,178	371	2,549
Other time deposits	210	346	556	142	(89)	53
FHLB advances and other borrowings	(171)	1,186	1,015	15	263	278
Junior subordinated debenture	6	47	53	180	342	522

Total interest expense	4,629	3,255	7,884	3,767	991	4,758

Change in net interest income	$20,033	$(14,728)	$5,305	$34,273	$934	$35,207

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

        Since 2011, we have continued to experience improvement in overall credit quality of the loan portfolio. In 2015, we experienced a decline in non-performing loans, delinquencies, and classified loans compared to year-end 2014. In addition, we continue to have low levels of net charge-offs with net loan recoveries for 2015. We did not record any provisions or credit for losses on loans and loan commitments during 2014 or 2013. In 2015, we recorded $700,000 in provision for losses on loans and loan commitments mainly due to the growth of the loan portfolio. This increase in provision did not reflect a decline in the credit quality of the loan portfolio.

        Total net loan recoveries for 2015 were $3.3 million compared to net charge-offs of $4.9 million in 2014 and $9.7 million in 2013. We did not have any provision for loss on loan commitments in 2014 or 2013, but we recorded $200,000 in provision for off-balance sheet loan commitments in 2015. The procedures for monitoring the adequacy of the allowance for loan losses, as well as detailed information concerning the allowance calculation, is described in the section entitled "Allowance for Loan Losses and Loan Commitments" below.

Non-interest Income

        Total non-interest income increased to $45.7 million in 2015, compared to $41.2 million for 2014 and $34.2 million for 2013. Non-interest income was 1.0% of average assets in 2015, 1.1% of average assets in 2014, and 1.2% of average assets in 2013. We currently earn non-interest income from various sources including deposit fees, gains from the sale of loans and securities, fees derived from servicing loans, and other income streams.

        The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income

(Dollars in Thousands)

	For the Years Ended December 31,
	2015		2014		2013
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$12,253	26.8%	$12,693	30.8%	$11,412	33.4%
Gain on sale of SBA loans, net	8,792	19.3%	14,366	34.8%	13,308	38.9%
Gain on sale of residential loans, net	3,290	7.2%	366	0.9%	107	0.3%
Gain on sale of other loans, net	4,988	10.9%	230	0.6%	—	0.0%
Loan-related servicing fees	7,357	16.1%	6,092	14.8%	5,011	14.7%
Net change in fair value of derivatives	206	0.5%	—	0.0%	—	0.0%
Gain on sale or call of securities	—	0.0%	—	0.0%	19	0.1%
Other income	8,768	19.2%	7,494	18.1%	4,326	12.6%

Total	$45,654	100.0%	$41,241	100.0%	$34,183	100.0%

Average assets	$4,513,313		$3,762,400		$2,901,224

Non-interest income as a % of average assets		1.0%		1.1%		1.2%

        Service charges on deposits accounts was the largest source of non-interest income for the year ended December 31, 2015. The decrease in service charges on deposit accounts in 2015, compared to 2014, was due largely to a $610,000 decrease in non-sufficient funds ("NSF") charges from $5.0 million for 2014 to $4.4 million for 2015. With the improvement of the overall economic environment, we have experienced a decline in the number of NSF charges even with an increase in demand deposits accounts. The increase in service charges on deposit accounts in 2014, compared to 2013, was due primarily to an increase in NSF charges of $328,000 and a $739,000 increase in analysis charges on demand deposit accounts. The addition of deposit accounts from the acquisitions of BankAsiana and Saehan helped to contribute to additional service charge income on deposits accounts in 2014.

        Gain on sale of SBA loans represented the second largest source of non-interest income for 2015. The change in gain on sale of SBA loans is largely due to the change in volume of SBA loan sold each year. Total SBA loans sold in the years 2015, 2014, and 2013 totaled $98.0 million, $144.5 million, and $134.3 million, respectively. A decline in premium rates for SBA loans sold in 2015 compared to 2014 also contributed to the decline in gain on sale income for 2015.

        The Company expanded its mortgage department with the acquisition of Bank of Manhattan's Lending Division during the first quarter of 2015. As a result of this expansion, we experienced a large increase in residential mortgage loan originations and sales which has led to an increase in gain on sale of residential loans. This increase has helped to offset a portion of the reductions in gains from the sale of SBA loans. Total residential mortgage loans sold in 2015, 2014, and 2013 was $161.4 million, $14.8 million, and $8.3 million, respectively.

        Gain on sale of other loans represents impaired loans that sold for their underlying properties. Total impaired loans sold during 2015 was $7.3 million compared to $4.4 million in 2014. The Company had $448,000 in impaired loans sold in 2013, but did not record any gain on sale of other loans from these transactions.

        Loan-related servicing fee income consists primarily of trade-financing fees and servicing fees on SBA and mortgage loans sold. In 2015, the number of mortgage loans sold with servicing rights increased which grew our mortgage loan servicing portfolio. As a result, loan-related fee income was greater for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase for the year ended December 31, 2014 compared to the year ended December 31, 2013, was due to the increase in overall loans sold with servicing rights during 2014.

        With the acquisition of Bank of Manhattan's Mortgage Division (See "Note 2—Acquisitions"), the Company began utilizing mortgage banking derivatives during the first quarter of 2015. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, the Company also enters into forward commitments, or commitments to deliver residential mortgage loans on a future date, which are also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes in fair value of these mortgage derivatives instruments.

        There were no gains from the sale or call of securities in 2015 or 2014. Gains from sales or calls of securities totaled $19,000 in 2013. The gains for 2013 mostly represent gains from the call of investments securities during those periods.

        Other non-interest income represents income from the cash surrender value of bank-owned life insurance ("BOLI"), FHLB dividends, wire transfer fees, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for 2015, compared to 2014, was due to special dividend payments from the FHLB which increased dividend income by $848,000. In addition, total wire fees income for 2015 increased $332,000 compared to wire fee income for 2014. The increase in other non-interest income from 2013 to 2014 was due mainly to a $1.4 million increase in miscellaneous income, a $627,000 increase in dividend income, and a $400,000 increase in OREO rental income.

Non-interest Expense

        Total non-interest expense increased to $99.9 million in 2015, from $97.5 million in 2014, and $76.9 million in 2013. The increase in non-interest expense for 2015, compared to 2014, was largely due the increase in salaries and benefits expense from the addition of employees from the Bank of Manhattan's Mortgage Division acquisition. The increase in non-interest expense for 2014, compared to 2013, was due to an increase in salaries and benefits and occupancy and equipment expenses that resulted from the acquisitions of BankAsiana and Saehan. Non-interest expense as a percentage of average assets was 2.2% in 2015 and 2.6% for both 2014 and 2013. The efficiency ratio for the year ended December 31, 2015 was 50.84%, improved from 52.21% in 2014, and 53.18% for 2013.

        The following table sets forth a summary of non-interest expenses for the periods indicated:

Non-interest Expense

(Dollars in Thousands)

	For the Years Ended December 31,
	2015		2014		2013
	(Amount)	(%)	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$54,144	54.2%	$49,724	51.0%	$40,131	52.2%
Occupancy and equipment	13,300	13.3%	13,371	13.7%	8,851	11.5%
Affordable housing partnerships investment losses	4,981	5.0%	4,239	4.3%	3,838	5.0%
Data processing	4,406	4.4%	3,998	4.1%	2,801	3.6%
Professional fees	3,119	3.1%	3,270	3.4%	3,704	4.8%
Advertising and promotional	2,836	2.8%	2,190	2.2%	2,391	3.1%
Regulatory assessment fee	2,404	2.4%	2,239	2.3%	1,391	1.8%
Amortization of core deposits intangibles	970	1.0%	1,069	1.1%	383	0.5%
FDIC Indemnification Impairment	—	0.0%	597	0.6%	—	0.0%
Net gain on sale of OREO	(1,216)	–1.2%	(28)	0.0%	(184)	0.2%
Merger related one-time costs	994	1.0%	3,577	3.7%	2,797	3.7%
Other operating expenses	13,952	14.0%	13,268	13.6%	10,753	13.6%

Total	$99,890	100.0%	$97,514	100.0%	$76,856	100.0%

Average assets	$4,513,313		$3,762,400		$2,901,224

Non-interest expense as a % of average assets		2.2%		2.6%		2.6%

        The number of full-time equivalent employees increased to 583 at the end of 2015, compared to 525 at the end of 2014, and 545 at the end of 2013. The increase in employees at December 31, 2015 compared to December 31, 2014 was due to employees acquired from the acquisition of Bank of Manhattan's Mortgage Division, in addition to employees hired for new branches opened in the Southeastern United States. The decline in full-time employees in 2014 compared to 2013 reflects the closure of branches as part of our acquisition integration plan. The increase in salaries and benefits for 2014 compared to 2013 was due to the full year impact of additional employees from the acquisitions of BankAsiana and Saehan. Severance and retention bonuses related to the acquisitions were excluded from salaries and benefits and included in merger related one-time costs for 2014 and 2013. Assets per employee was $8.1 million for 2015, $7.9 million for 2014, and $6.6 million for 2013.

        Occupancy and equipment expenses remained mostly unchanged in 2015 compared to 2014. The increase in occupancy and equipment expenses in 2014, compared to 2013, was primarily due to lease contracts acquired from the acquisitions of BankAsiana and Saehan. The Company acquired 13 branch offices with the acquisitions of BankAsiana and Saehan in 2013. During 2014, three Saehan branches were closed as part of the acquisition consolidation plan. During the third quarter of 2014, the Company opened a new branch office in Houston, Texas. In 2015, the Company opened two additional branches in Montgomery, Alabama, and LaGrange, Georgia expanding into the multiethnic communities located in the Southeast.

        Affordable housing partnerships losses are recorded based on financial statements of the investment projects. These losses are based on the performance of the underlying investment. The Company receives updated financial information for its affordable housing partnerships investments and the performance of the investments result in either a reduction of or an addition to this expense.

        Fluctuations in data processing expenses are related to changes in the number of customer accounts as well as changes in the number of transactions for these accounts. As the Company's loans and deposits grow, these expenses are expected to increase over time is indicated by the increase in 2015 compared to 2014. The large increase in 2014 compared to 2013, was due to the increase in deposits and loans from the acquisition of BankAsiana and Saehan.

        Professional fees consist of legal, accounting, auditing, and consulting fees. The change in professional fees from period to period is primarily due to changes in legal fees related to the resolution of problem loans and OREO. Merger related professional fee expenses for all periods are not included here, but rather in merger related one-time costs.

        Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. These expenses increased for the year 2015 compared to the year 2014, due to advertising and promotions associated with new branch openings, advertising related to our deposit campaign, and the promotion of our expanded residential mortgage department.

        Regulatory assessment fees represent FDIC insurance premiums and Financing Corporation assessment fees. The Bank's assessment based increased in 2015 due to the growth of the balance sheet which resulted in a slight increase in regulatory assessment fees for 2015 compared to the prior year. The increase in regulatory assessment fees for 2014, compared to 2013, was primarily due to the Bank's larger assessment base as a result of the acquisitions of BankAsiana and Saehan.

        Amortization of core deposits intangibles represents the amortization of core deposits intangibles that were recorded from the acquisitions Bank of Liberty, Mirae Bank, BankAsiana, and Saehan. The amortization of core deposits intangibles are based on amortization schedules calculated at the time of the acquisitions. There have not been any events since the acquisition dates that would warrant a change in amortization period for any of core deposits intangibles.

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

        Net gain on the sale of OREO increased for 2015 compared to prior periods, due largely to the sale one OREO property in 2015 that resulted in a net gain of $744,000. There were only minimal net gains from the sale of OREO for the years ended 2014 and 2013.

        Merger related costs for 2015 represent one-time expenses associated with the proposed merger with BBCN. Merger related costs for 2014 and 2013 were related to the acquisitions of BankAsiana and Saehan. Merger related costs for 2015 consist mainly of legal and consulting fees related to due diligence and the signing and announcement of the merger agreement with BBCN. The bulk of the merger related costs for 2014 was from Saehan's data processing system de-conversion and contract termination expenses which totaled $2.8 million. In addition, there were retention and severance payments to former BankAsiana and Saehan employees totaling $627,000 that were also included in the merger related costs for 2014. Total merger related one-time costs in 2013 totaled $2.8 million, which mainly consisted of outside consulting and legal costs of $1.7 million, severance and retention bonuses totaling $640,000, data processing contract termination fees of $247,000, and other expenses related to the acquisitions.

        Other operating expenses include expenditure such as office supplies, communications, outsourced services for customers, director's fees, investor relation expenses, amortization of intangible assets, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expenses for 2015 compared to 2014 was largely due to an increase in OREO related expenses. The increase in other non-interest expense for 2014, compared to 2013 was also due to an increase in OREO related expenses in addition to an increase in other miscellaneous operating losses.

Provision for Income Taxes

        For the year ended December 31, 2015, we had income tax expense of $34.5 million on pretax net income of $95.9 million, representing an effective tax rate of 36.0%, compared with income tax expense of $30.3 million on pretax net income of $89.3 million, representing an effective tax rate of 33.9% for 2014, and income tax expense of $22.3 million on pretax net income of $67.7 million, representing an effective tax rate of 32.9% for 2013. The effective tax rate increased in 2015 compared to 2014 primarily due to an increase in the state tax rate and recognition of merger related expenses that are not generally tax deductible.

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

        In assessing the future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of sufficient future taxable income during the periods temporary differences become deductible. The Company did not have a valuation allowance on its deferred tax assets as of December 31, 2015, 2014, and 2013. As of December 31, 2015, the Company had a net deferred tax assets of $21.5 million, compared to $22.3 million as of December 31, 2014 and $39.7 million as of December 31, 2013.

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized an increase in the liability for unrecognized tax benefit of $5,000 from prior year tax positions, and a decrease in the liability for unrecognized tax benefit of $1.2 million from settlements with federal and state tax authorities in 2015. As of December 31, 2015, the total unrecognized tax benefit that would affect the effective rate if recognized was $483,000. We expect that the unrecognized tax benefits may decrease by approximately $483,000 over the next 12 months due to settlements with state tax authorities.

        As of December 31, 2015, the total accrued interest related to uncertain tax positions was $154,000. Other than the accrued interest of $66,000 related to uncertain tax positions from an acquired entity in 2013, we accounted for interest related to uncertain tax positions as part of our provision for federal and state income taxes.

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2012 through 2014 tax years remain subject to examination by federal tax authorities, and 2011 through 2014 tax years remain subject to examination by state tax authorities. The Company is currently under examination by the California Franchise Tax Board for the 2011, 2012, and 2013 tax years. The Company is also under examination by the New York State Department of Taxation and Finance for the 2011, 2012, and 2013 tax years. The Company believes that it has adequately provided for or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon consideration of all relevant facts and circumstances, the Company does not expect that federal and state tax examination results will have a material impact on the Company's consolidated financial statement as of December 31, 2015.

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

  Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

        We sell federal funds, purchase securities under agreements to resell and high-quality money market instruments, and invest in interest-bearing accounts in other financial institutions to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2015, 2014, and 2013, we had $104,000, $254,000, and $46.6 million, respectively, in overnight and term federal funds sold. In addition to federal funds sold, we had $8.0 million in deposits held in other financial institutions at December 31, 2014, consisting of time deposits held in at other banks. Deposits held in other financial institutions at December 31, 2013 totaled $21.0 million. There were no time deposits held in other financial institutions at December 31, 2015.

  Investment Securities

        Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate-sensitive position, while earning an adequate level of investment income without taking undue risks. As of December 31, 2015, our investment portfolio was primarily comprised of United States government agency securities, accounting for 92.8% of the entire investment portfolio. Our U.S. government agency securities holdings are all "prime/conforming" residential MBS and residential CMOs guaranteed by FNMA, FHLMC, or GNMA. GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio. Besides the U.S. government agency securities, we also have a 2.8% investment in corporate bonds and 4.4% in municipal bonds. Among the 7.2% of our investment portfolio that was not comprised of U.S. government securities, 53.4%, or $20.6 million, carry the top two highest "Investment Grade" rating of "Aaa/AAA" or "Aa/AA", while 46.6%, or $18.0 million, carry an upper-medium "Investment Grade" rating of at least "A/A". Our investment portfolio does not contain any government sponsored enterprises, or GSE, preferred securities or any distressed corporate securities that had required OTTI charges as of December 31, 2015. In accordance with ASC 320-10-65-1, "Recognition and Presentation of Other-Than-Temporary Impairments", an OTTI is recognized if the fair value of a debt security is lower than the amortized cost and if the debt security will be sold, it is more-likely-than-not that it will be required to sell the security before recovering the amortized cost or it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the Consolidated Statements of

Income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        We classify our investment securities as "held-to-maturity" or "available-for-sale" pursuant to ASC 320-10. We adopted ASC 820-10 and ASC 470-20 effective January 1, 2008, and ASC 820-10-35 effective October 10, 2008. Pursuant to the fair value election option of ASC 470-20, we have chosen to continue classifying our existing instruments of investment securities as "held-to-maturity" or "available-for-sale" under ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. There were no securities with an OTTI as of December 31, 2015. The fair values of our held-to-maturity and available-for-sale securities were $22,000 and $535.5 million, respectively as of December 31, 2015.

        The following table summarizes the amortized cost and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	For the Years Ended December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$21	$22	$26	$28	$35	$37

Total investment securities held-to-maturity	$21	$22	$26	$28	$35	$37

Available-for-Sale:
Securities of government sponsored enterprises	$73,828	$73,835	$100,792	$100,362	$63,843	$60,789
Mortgage-backed securities (residential)	171,781	171,698	82,454	83,367	93,402	90,869
Collateralized mortgage obligations (residential)	250,809	251,395	161,584	163,079	135,154	135,653
Corporate securities	15,015	15,260	14,994	15,514	38,442	39,530
Municipal bonds	21,558	23,336	23,966	26,045	24,700	25,596

Total investment securities available-for-sale	$532,991	$535,524	$383,790	$388,367	$355,541	$352,437

        The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values at December 31, 2015:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$21	$—	$—	$21

Total investment securities held-to-maturity	$—	$21	$—	$—	$21

Available-for-Sale:
Securities of government sponsored enterprises	$—	$13,975	$59,860	$—	$73,835
Mortgage-backed securities (residential)	4,536	1,212	1,687	164,263	171,698
Collateralized mortgage obligations (residential)	4,412	246,983	—	—	251,395
Corporate securities	7,985	7,275	—	—	15,260
Municipal bonds	—	1,942	7,835	13,559	23,336

Total investment securities available-for-sale	$16,933	$271,387	$69,382	$177,822	$535,524

        Our investment securities holdings increased by $147.2 million, or 37.9%, to $535.5 million at December 31, 2015, compared to holdings of $388.4 million at December 31, 2014. Investment holdings at December 31, 2013 totaled $352.5 million. Total investment securities as a percentage of total assets were 11.4% at December 31, 2015, 9.3%, at December 31, 2014 and 9.7% at December 31, 2013. As of December 31, 2015, investment securities with total fair value of $425.1 million were pledged to secure public deposits, or for other purposes required or permitted by law. Investments pledged at December 31, 2014 totaled $373.5 million.

        Held-to-maturity securities, which are carried at their amortized costs, decreased from $35,000 at December 31, 2013, to $26,000 at December 31, 2014, and $21,000 at December 31, 2015. The annual reduction in held-to-maturity securities is due to the normal pay-down of principal. Available-for-sale securities, which are stated at their fair values, increased to $535.5 million at December 31, 2015, compared to $388.4 million at December 31, 2014, and $352.4 million at December 31, 2013.

        The following table presents the roll-forward of total investments for the years indicated:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$388,393	$352,472	$332,554
Purchased investment securities	308,513	98,703	71,377
Sold investment securities	—	—	(322)
Acquired through acquisition of BankAsiana	—	—	9,574
Acquired through acquisition of Saehan	—	—	38,124
Matured investment securities	(1,915)	(23,245)	(7,136)
Called investment securities	(102,575)	(3,640)	—
Principal pay-downs received	(52,928)	(41,968)	(77,468)
Amortization and accretion	(1,899)	(1,610)	(2,786)
Realized gains	—	—	19
Change in fair value	(2,044)	7,681	(11,464)

Balance at end of period	$535,545	$388,393	$352,472

        The following tables show the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014:

December 31, 2015

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale[1]:
Securities of government sponsored enterprises	$29,834	$(80)	$—	$—	$29,834	$(80)
Mortgage-backed securities (residential)	141,282	(738)	—	—	141,282	(738)
Collateralized mortgage obligations (residential)	111,746	(720)	12,371	(345)	124,117	(1,065)

Total	$282,862	$(1,538)	$12,371	$(345)	$295,233	$(1,883)

December 31, 2014

	Less than 12 months		12 months or longer		Total
(Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale[1]:
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)

Total	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

1
There were no held-to-maturity investment securities with unrealized losses at December 31, 2015 and December 31, 2014.

        Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating OTTI losses, we consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        We performed detailed evaluations of the investment portfolio to assess individual investment positions that have fair values that have declined below cost. In assessing whether there was an OTTI, we consider the following:

  •
  Whether or not all contractual cash flows due on a security will be collected; and

  •
  Our positive intent and ability to hold the debt security until recovery in fair value or maturity

        A number of other factors are considered in the analysis, including but not limited to:

  •
  Issuer's credit rating;

  •
  Likelihood of the issuer's default or bankruptcy;

  •
  Collateral underlying the security;

  •
  Industry in which the issuer operates;

  •
  Nature of the investment;

  •
  Severity and duration of the decline in fair value; and

  •
  Analysis of the average life and effective maturity of the security.

        We do not believe that any individual unrealized loss as of December 31, 2015 represented an OTTI. The unrealized losses on our GSE bonds, GSE CMOs, and GSE MBS were attributable to both changes in interest rate (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency MBS or CMO. All GSE bonds, GSE CMO, and GSE MBS securities are backed by U.S. Government Sponsored and Federal Agencies and therefore rated "Aaa/AAA." We have no exposure to the "Subprime Market" in the form of Asset Backed Securities and Collateralized Debt Obligations. We have the intent and ability to hold the securities in an unrealized loss position at December 31, 2015 until the fair value recovers or the securities mature.

        Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. At December 31, 2015, we had no unrealized losses on any of our investments in municipal and corporate securities.

Loan Portfolio

        Total loans are the sum of loans receivable reported at their outstanding principal balances net of any unearned income which includes unamortized deferred fees, costs, premiums, and discounts and loans held-for-sale reported at the lower of cost or fair value. Total loans net of unearned income increased $524.8 million, or 15.8%, to $3.84 billion in 2015, from $3.32 billion in 2014. Total loans net of unearned income totaled $2.86 billion, $2.15 billion, and $1.98 billion at December 31, 2013, 2012, and 2011, respectively. Total loans net of unearned income as a percentage of total assets were 81.6%, 79.9%, 79.2%, 78.2%, and 73.5%, at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

        In the ordinary course of our business, we originate and service our own loans. Held-for-sale mortgage and SBA loans that we choose to sell in the secondary market are sold with representations and warranties generally consistent with industry practices, but without recourse. Accordingly, we do not retain a significant amount of the credit risk exposure on the loans sold. For all loans we originate and carry, we have yet to have any subprime loans in our loan portfolio.

        Construction loans are generally extended as a temporary financing vehicle only, and historically represents less than 5% of our total loan portfolio. In response to the current real estate market, we have applied stricter loan underwriting policy when making loans in this category. Construction loans decreased to $21.0 million as of December 31, 2015, compared to $22.6 million, $40.4 million, $20.9 million, and $61.8 million at the end of 2014, 2013, 2012, and 2011, respectively.

        Real estate secured loans consist primarily of commercial real estate loans and are extended to finance the purchase and/or improvement of commercial real estate, businesses, and mortgage loans. The properties may either be user occupied or used for investment purposes. Our loan policy adheres to the real estate loan guidelines set forth by the FDIC. The policy provides guidelines including, among other things, fair review of appraisal value, limitations on loan-to-value ratio, and minimum cash flow requirements to service debt. Loans secured by real estate totaled $3.02 billion, $2.67 billion, $2.37 billion, $1.82 billion, and $1.63 billion, as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Real estate secured loans as a percentage of total loans were 78.4%, 80.3%, 82.4%, 84.3%, and 82.0%, at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

        Our total home mortgage loan portfolio (included in real estate secured loans) outstanding at the end of 2015 and 2014 were $244.9 million and $146.2 million, respectively, and represented only a small fraction of our total loan portfolio at 6.4% in 2015, and 4.4% in 2014.

        Commercial and industrial loans include revolving lines of credit, term business loans, and warehouse lines of credit. Commercial and industrial loans were $795.8 million, $613.3 million, $449.7 million, $303.3 million, and $281.4 million, at the end of 2015, 2014, 2013, 2012, and 2011, respectively. Commercial and industrial loans were 20.7%, 18.4%, 15.7%, 14.1%, and 14.2% as a percentage of total loans at the end of 2015, 2014, 2013, 2012, and 2011, respectively. In the current economic environment, we exercise more due diligence in originating new loans, in particular, loans with no collateral. However, with the high concentration of real estate secured loans, we plan to focus more on commercial lending as way to diversify our loan portfolio.

        Consumer loans for the last five years represented less than 1% of our total loan portfolio. The majority of consumer loans are concentrated in personal lines of credits. As consumer loans present a higher risk potential compared to our other loan products, we have reduced our effort in consumer lending. Accordingly, as of December 31, 2015, the balance of consumer loans was $15.1 million, compared with $21.1 million, $14.7 million, $13.7 million, and $15.1 million at the end of 2014, 2013, 2012, and 2011, respectively.

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

        The FDIC placed Mirae Bank under receivership upon Mirae Bank's closure by the DBO at the close of business on June 26, 2009. We purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, we entered into a loss sharing agreement with the FDIC in connection with the Mirae acquisition. Under the loss sharing agreement, the FDIC shared in the losses on assets covered under the agreement, which generally included loans acquired from Mirae and foreclosed loan collateral existing at June 26, 2009.

        As a result of the loss sharing agreement with the FDIC, the Company initially recorded an indemnification asset based on the estimated value of the indemnification agreement of $40.2 million at June 26, 2009. At December 31, 2015 and 2014, the Company no longer had an FDIC indemnification balance as the loss sharing agreement related to losses expired in June 2014. The indemnification asset at December 31, 2013 totaled $4.9 million.

        On October 1, 2013, we acquired BankAsiana, headquartered in Palisades Park, New Jersey, and on November 1, 2013, we acquired Saehan, headquartered in Los Angeles, California. At the time of the acquisitions, the fair value of loans from BankAsiana totaled $168.6 million and the fair value of loans from Saehan totaled $381.7 million. The loan portfolios of BankAsiana and Saehan were written down to fair value on the dates of the acquisition which resulted in discounts of $9.2 million and $27.7 million, for BankAsiana and Saehan, respectively. At December 31, 2015, the balance of loans acquired from BankAsiana and Saehan totaled $93.7 million and $254.1 million, respectively.

        A summary of loans is presented in the table below:

	(Dollars in Thousands)
	December 31, 2015	December 31, 2014	December 31, 2013
Legacy Wilshire loans:
Construction	$21,025	$22,635	$40,367
Real estate secured	3,023,621	2,672,984	2,296,183
Commercial and industrial	795,772	613,322	443,356
Consumer	15,132	21,069	14,691

Gross loans	3,855,550	3,330,010	2,794,597
Deferred loans fees and unearned Income	(10,623)	(9,930)	(7,864)

Total loans	3,844,927	3,320,080	2,786,733
Allowance for losses on loans	(52,405)	(48,624)	(49,620)

Net loans	$3,792,522	$3,271,456	$2,737,113

Former Mirae loans previously covered by the loss-share agreement with the FDIC:
Construction	$—	$—	$—
Real estate secured	—	—	71,347
Commercial and industrial	—	—	6,316
Consumer	—	—	3

Gross loans	—	—	77,666
Allowance for losses on loans	—	—	(3,943)

Net loans	$—	$—	$73,723

Total loans:
Construction	$21,025	$22,635	$40,367
Real estate secured	3,023,621	2,672,984	2,367,530
Commercial and industrial	795,772	613,322	449,672
Consumer	15,132	21,069	14,694

Gross loans	3,855,550	3,330,010	2,872,263
Unearned Income	(10,623)	(9,930)	(7,864)

Total loans	3,844,927	3,320,080	2,864,399
Allowance for losses on loans	(52,405)	(48,624)	(53,563)

Net loans*	$3,792,522	$3,271,456	$2,810,836

*
Includes loans held-for-sale, recorded at the lower of cost or fair value, totaling $25.2 million, $11.8 million, and $47.6 million, at December 31, 2015, December 31, 2014, and December 31, 2013, respectively

        In accordance with ASC 310-30 (formerly SOP 03-3), acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans (purchased impaired loans) are loans with evidence of deterioration of credit quality and that it was probable at the time of acquisition, that the Company will be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of credit quality through the acquisitions of Mirae Bank in 2009 and BankAsiana and Saehan in 2013. The balance of acquired loans broken down by ASC 310-30 and Non-ASC 310-30 loans at December 31, 2015 is presented as follows:

(Dollars in Thousands)	ASC 310-30 Acquired Loans	Non-ASC 310-30 Acquired Loans	Total Acquired Loans
Construction	$—	$—	$—
Real estate secured	666	347,997	348,663
Commercial and industrial	21	23,799	23,820
Consumer	—	244	244

Total Acquired Loans	$687	$372,040	$372,727

        The following table represents the carrying value, net of allowance for loan losses, of ASC 310-30 and Non- ASC 310-30 acquired loans at December 31, 2015, 2014, and 2013:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Non-ASC 310-30 loans	$372,040	$488,625	$616,500
ASC 310-30 loans	687	1,341	2,686

Total acquired loan balance	372,727	489,966	619,186
Allowance related to these loans	(1,896)	(2,466)	(3,943)

Carrying amount, net of allowance	$370,831	$487,500	$615,243

        Allowance for loan losses for loans acquired through the acquisition of Mirae Bank was $1.2 million, $416,000, and $3.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increase in allowance for former Mirae loans in 2015 was due to an increase in loan recoveries. Total allowance for loan losses for former BankAsiana and Saehan loans totaled $332,000 and $385,000, respectively at December 31, 2015 and $769,000 and $1.3 million, respectively, at December 31, 2014. There was no allowance for losses on loans acquired from BankAsiana and Saehan at December 31, 2013, as the loans were recorded at fair value and there were no events since the dates of acquisition up to December 31, 2013 that would require an allowance on BankAsiana or Saehan loans.

        The following table represents the breakdown of ASC 310-30 acquired loans, for which it was probable at the time of the acquisition, that all of the contractually required payments would not be collected:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Breakdown of ASC 310-30 Loans
Real Estate loans	$666	$1,266	$2,254
Commercial and industrial loans	$21	$75	$432

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of the acquisitions of former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Changes to the discount on acquired loans including discount accretion income recognized for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$22,056	$34,201	$3,448
Discount on loans acquired from Saehan	—	—	27,733
Discount on loans acquired from BankAsiana	—	—	9,168
Discount accretion income recognized	(7,958)	(11,214)	(2,463)
Disposals related to charge-offs	(195)	(931)	(3,685)

Balance at end of period	$13,903	$22,056	$34,201

        The following table is a breakdown of changes to the accretable portion of the discount related to acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$20,400	$31,450	$3,275
Accretable portion of discount on loans acquired from Saehan	—	—	24,304
Accretable portion of discount on loans acquired from BankAsiana	—	—	7,214
Discount accretion income recognized	(7,502)	(10,546)	(2,463)
Disposals related to charge-offs	(40)	(504)	(880)

Balance at end of period	$12,858	$20,400	$31,450

        The following table sets forth the amount of total loans net of unearned income and allowance for loan losses and the percentage distributions in each category, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2015	2014	2013	2012	2011
Construction	$19,541	$21,248	$39,268	$20,254	$61,213
Real estate secured	3,016,264	2,666,106	2,362,084	1,815,953	1,624,578
Commercial and industrial	794,026	611,690	448,379	302,475	280,630
Consumer	15,096	21,036	14,668	13,658	15,065

Total loans, net of unearned income	3,844,927	3,320,080	2,864,399	2,152,340	1,981,486
Allowance for losses on loans	(52,405)	(48,624)	(53,563)	(63,285)	(102,982)

Net loans	$3,792,522	$3,271,456	$2,810,836	$2,089,055	$1,878,504

Held-for-sale loans included in total loans above	$25,223	$11,783	$47,557	$145,973	$53,814
Participation loans sold and serviced by the Company	$696,218	$727,938	$711,468	$482,891	$488,288
Percentage breakdown of gross loans:
Construction	0.5%	0.7%	1.4%	0.9%	3.1%
Real estate secured	78.4%	80.3%	82.4%	84.4%	82.0%
Commercial and industrial	20.7%	18.4%	15.7%	14.1%	14.2%
Consumer	0.4%	0.6%	0.5%	0.6%	0.7%

        Loans held-for-sale at December 31, 2015 increased to $25.2 million compared to $11.8 million at December 31, 2014. Loans held-for-sale totaled $47.6 million, $146.0 million, and $53.8 million at the end of 2013, 2012, and 2011, respectively. SBA loans held-for-sale totaled $5.5 million at December 31, 2015 compared to $11.1 million at December 31, 2014. Residential loans held-for-sale totaled $19.7 million at December 31, 2015 compared to $661,000 at December 31, 2014.

        Loans held-for-sale at December 31, 2012 and 2011 included underlying residential mortgage loans in our warehouse lending program. However, starting in 2013, the Company no longer included warehouse lending residential mortgage loans in loans held-for-sale as the underlying mortgage loans in warehouse credit transactions were deemed not to meet the sales accounting criteria under ASC 860-10-40-5. In management's view, warehouse lending transactions do not meet the isolation and effective control requirements of sales transactions. Therefore warehouse line of credit transactions are recorded as secured commercial credits and not included in loans held-for-sale.

        The following table shows the contractual maturity and repricing intervals of the outstanding loans in our portfolio as of December 31, 2015. In addition, the table below shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The amounts shown in the table below are gross loan balances (including held-for-sale) at December 31, 2015 before deducting unearned income and allowance for loan losses:

Loan Maturities and Repricing Schedule

(Dollars in Thousands)

	December 31, 2015
	Within One Year	After One But within Five Years	After Five Years	Total
Construction	$20,939	$86	$—	$21,025
Real estate secured	815,950	1,980,524	227,147	3,023,621
Commercial and industrial	735,076	59,951	745	795,772
Consumer	13,065	1,923	144	15,132

Gross loans	$1,585,030	$2,042,484	$228,036	$3,855,550

Loans with variable interest rates	$1,415,378	$—	$—	$1,415,378
Loans with fixed interest rates	$169,652	$2,042,484	$228,036	$2,440,172

        The majority of the properties that we accept as collateral are located in Southern California. Loans generated by our loan production offices, which are located outside of our main geographical market, are generally collateralized by properties in close proximity to those offices. We employ strict guidelines regarding the use of collateral located in areas which are not familiar to us. As of year-end 2015, 78.9% of our loans are secured by first mortgages on various types of real estate. In 2015, we experienced increases in market values of certain commercial real estate properties, but we still maintain a cautious outlook for 2016.

Non-performing Assets

        Non-performing assets ("NPA") consist of non-performing loans ("NPL"), certain troubled debt restructurings ("TDR"), and other NPA. NPLs are reported at their outstanding balances, net of discount and portions guaranteed by the SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. We consider TDR loans as a NPL if the loan is 90 days or more past due. Other NPAs consist of properties, or OREO, acquired by foreclosure or by similar means that management intends to offer for sale. The treatment of non-performing status for held-for-sale loans are the same as for other loans.

        Our continued emphasis on asset quality control enabled us to maintain a relatively low level of NPLs prior to 2007. The effect of the unfavorable economic environment particularly in 2009 and 2010 impacted the strength of our borrowers' credit and financial position which elevated NPLs levels during this time. However, through note sales, charge-offs, and enhanced monitoring of problem loans, NPLs balances at the end of 2015 are much lower compared to the peak in NPL balances in 2010. NPLs totaled $21.7 million at the end of 2015, compared to $37.3 million, $37.2 million, $28.0 million, and $43.8 million at the end of 2014, 2013, 2012, and 2011, respectively. Of the total $21.7 million in NPLs at December 31, 2015, $223,000 were former Mirae Bank loans, $4.2 million were former BankAsiana loans, and $1.6 million were former Saehan loans. At December 31, 2015, NPLs as a percentage of total loans was 0.56%, compared to 1.12%, 1.30%, 1.30%, and 2.21% at December 31, 2014, 2013, 2012, and 2011, respectively.

        As of December 31, 2015, we had $9.2 million in other NPAs, which was comprised of nine OREO properties. These properties are listed for sale or are in the process of being sold. We recorded $316,000 in provision expenses related to the valuation allowance for OREO in 2015. Of the eleven OREO properties sold in 2015, the Bank recorded a net gain of $1.2 million. As of December 31, 2014, we had $7.9 million in other NPAs, which was comprised of thirteen OREO properties. We recorded $405,000 in provision expenses related to the valuation allowance for OREO in 2014. Of the nine OREO properties sold in 2014, the Bank recorded a net gain of $28,000. As of December 31, 2013, we had $7.6 million in other NPAs, which was comprised of thirteen OREO properties. We recorded $24,000 in income related to a reduction in the valuation allowance for OREO in 2013. Of the OREO properties sold in 2013, the Bank recorded a net gain of $184,000. As of December 31, 2012, we had $2.1 million as other NPAs, which was comprised of six OREO properties. For the twelve months ended December 31, 2012, we recorded $157,000 in OREO provisions and recorded a net loss of $616,000 on properties sold during the year. As of December 31, 2011, we had $8.2 million other NPAs, which was comprised of fourteen OREO properties, with thirteen of those foreclosed in 2011. At December 31, 2011, we had $3.8 million in provisions related to OREO. Of the OREO properties sold during 2011, the Bank recorded a loss of $3.1 million. Including OREO, our ratio of NPAs as a percentage of total loans and OREO was 0.80%, 1.36%, 1.56%, 1.39%, and 2.62% at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

        Management believes that the reserve provided for NPAs, together with the tangible collateral, were adequate as of December 31, 2015. See "Allowance for Loan Losses and Loan Commitments" below for further discussion.

        The following table provides information with respect to the components of our NPAs as of the dates indicated:

Non-performing Assets

(Dollars in Thousands)

	For the Years Ended December 31,
(Balances are net of SBA guaranteed portions)	2015	2014	2013	2012	2011
Total non-accrual loans:
Construction	$—	$—	$2,471	$5,644	$12,548
Real estate secured	15,422	29,547	33,401	21,007	29,088
Commercial and industrial	6,272	7,718	1,196	1,302	2,196
Consumer	—	—	—	—	—

Total	21,694	37,265	37,068	27,953	43,832

Loans 90 days or more past due and still accruing:
Real estate secured	—	—	168	—	—

Total	—	—	168	—	—

Total non-performing loans[1]	21,694	37,265	37,236	27,953	43,832

Other real estate owned	9,179	7,922	7,600	2,080	8,221

Total non-performing assets, net of SBA guarantee	$30,873	$45,187	$44,836	$30,033	$52,053

Troubled debt restructurings[2]	$37,992	$37,110	$36,220	$35,733	$22,383
Non-performing loans as a percentage of total loans	0.56%	1.12%	1.30%	1.30%	2.21%
Non-performing assets to total loans and other real estate owned	0.80%	1.36%	1.56%	1.39%	2.62%
Allowance for loan losses as a percentage of non-performing loans	241.56%	130.48%	143.85%	226.40%	234.95%

1
During the fiscal year ended December 31, 2015, no interest income related to these loans were included in net income. Additional interest income of approximately $346,000 would have been recorded during the year ended December 31, 2015, if these loans had been paid in accordance with their original terms and had been outstanding throughout the fiscal year ended December 31, 2015 or, if not outstanding throughout the fiscal year ended December 31, 2015, since origination.

2
TDRs that are over 90 days past due are considered non-accrual loans. At December 31, 2015, $8.2 million in TDR were classified as non-accrual.

        The following table presents non-performing loans at December 31, 2015 by legacy loans originated by the Company and those acquired from the acquisitions of Mirae Bank, BankAsiana, and Saehan:

	December 31, 2015
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$—	$—	$—
Real Estate Secured:
Residential Real Estate	320	—	320
SBA Real Estate	2,140	—	2,140
Gas Station	—	—	—
Carwash	770	—	770
Hotel/Motel	943	—	943
Land	—	—	—
Other	6,131	—	6,131
Commercial & Industrial:
SBA Commercial	284	—	284
Other Commercial	5,050	—	5,050
Consumer	—	—	—

Total Legacy Loans	15,638	—	15,638

Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—
SBA Real Estate	1,691	—	1,691
Gas Station	—	—	—
Carwash	—	—	—
Hotel/Motel	—	—	—
Land	—	—	—
Other	3,427	—	3,427
Commercial & Industrial:
SBA Commercial	25	—	25
Other Commercial	913	—	913
Consumer	—	—	—

Total Acquired Loans	6,056	—	6,056

Total	$21,694	$—	$21,694

Trouble Debt Restructurings

        A restructuring of a debt constitutes a TDR if the Company for economic or legal reasons, related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers may not able to perform in accordance with the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35 and are considered impaired and evaluated individually for impairment. TDR loans are reported at their outstanding balances, net of any portions guaranteed by the SBA

        Loans that are considered TDRs are classified as performing, unless they are in non-accrual status or 90 days or more delinquent as of the end of the most recent quarter. We consider all TDR loans, regardless of whether they are performing or non-performing, as impaired. At December 31, 2015, 2014, and 2013, the balance of TDR loans, net of SBA guaranteed portion, was $38.0 million, $37.1 million, and $36.2 million, respectively. TDR loans that were classified as non-accrual totaled $8.2 million, $9.5 million, and $8.2 million, at December 31, 2015, 2014, and 2013, respectively. The SBA guaranteed portion of TDR loans totaled $2.4 million at December 31, 2015.

Allowance for Loan Losses and Loan Commitments

        Based on the credit risk inherent in our lending business, we set aside an allowance for losses on loans and an allowance for unfunded loan commitments which is established by a period provision for loan losses charged to earnings. These charges were not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit, and letters of credit. The charges made for the outstanding loan portfolio are credited to the allowance for loan losses, whereas charges related to loan commitments are credited to the reserve for loan commitments, which is presented as a component of other liabilities. The provision for losses on loans and loan commitments is discussed in the previous section entitled "Provision for Loan Losses and Loan Commitments".

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"), or estimated losses from factors not captured by historical experience. The SVA portion of the allowance is based on the estimated losses on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in the GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

        Net loan recoveries for 2015 totaled $3.3 million, compared to net loan charge-offs of $4.9 million in 2014. Net recoveries in 2015 were comprised of $5.1 million in real estate secured net loan recoveries, $1.8 million in commercial and industrial net charge-offs, and $10,000 consumer loan net recoveries. The $3.3 million in net recoveries represents 0.09% of average total loans in 2015, compared with 0.16%, 0.43%, 0.40%, and 3.16% in 2014, 2013, 2012, and 2011, respectively.

        The net loan recoveries experienced in 2015 resulted in minimal provision for loan losses which led to an increase in the allowance for loan losses by $3.7 million, to $52.4 million at December 31, 2015, compared to $48.6 million at December 31, 2014. The allowance for loan losses totaled $53.6 million, $63.3 million, and $103.0 million, at December 31, 2013, 2012, and 2011, respectively. The ratio of allowance for loan losses to gross loans held for investment was 1.37%, 1.47%, 1.90%, 3.15%, and 5.33% at the end of 2015, 2014, 2013, 2012, and 2011, respectively.

        The general valuation allowance at December 31, 2015 totaled $43.3 million, or 82.6% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $9.1 million, or 17.4% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $34.8 million at December 31, 2015. The general valuation allowance at December 31, 2014 totaled $39.6 million, or 81.5% of the total allowance for loan losses, and specific valuation allowance on impaired loans totaled $9.0 million, or 18.5% of the total allowance. The qualitative adjustment included in the general valuation allowance portion of the allowance for loan losses totaled $29.9 million at December 31, 2014.

        The previous improvements and continued stability in credit quality through 2015 resulted in a decline in loan losses and charge-offs, reducing the historical loss percentages used in our allowance calculation. Higher level net charge-off periods continue to drop out of our historical loss horizon utilized in the Bank's migration analysis. More recent low level net charge-off or net recovery periods are taking their place, contributing to the lower loss rates in most loan categories, particularly for real estate secured loans, which has experienced a significant decline in the last four years. As a result, the historical loss rates used in our GVA calculation at December 31, 2015 declined by $1.2 million, or 11.9% compared to December 31, 2014. The QA portion of the allowance for loan losses increased $4.8 million, or 16.1% in 2015, compared to the previous year to offset a portion of the large declines in GVA and account for other risk factors. The potential for further deterioration in our local and global economy continues to exist with the possibility of another economic downturn. In addition, the volatile price of oil may be a trigger for economic declines in the US and in Texas, one of the markets we serve. In light of these factors, management increased our QA to account for these and other uncertainties that could results in losses in our loan portfolio.

        In 2013, as part our regular review of the allowance for loan losses methodology, management made enhancements to better reflect potential losses in the loan portfolio in the current economic environment. The enhancements made to the methodology included changes to the historical loss calculation, or GVA portion of the allowance, part of which lengthened the historical look-back period for losses. The current methodology is expected to better estimate potential losses. The enhancements to the allowance for loan losses calculation did not result in a material difference in allowance compared to before the enhancements were made.

        The reserve for unfunded loan commitments at December 31, 2015 totaled $1.3 million, compared to $1.1 million at December 31, 2014. At December 31, 2015, commitments to extend credit totaled $470.0 million, compared to $391.7 million at December 31, 2014. Total commitments to extend credit increased $78.3 million in 2015, which resulted in an increase in allowance for unfunded loan commitments of $200,000. A reduction in historical loss rates helped to offset a portion of the increase in required allowance for unfunded loan commitments.

        In 2013, we completed our acquisitions of BankAsiana and Saehan. At December 31, 2015, the balance of loans acquired from BankAsiana and Saehan totaled $347.9 million, compared to $448.8 million at December 31, 2014. These loans were recorded at fair value in accordance with GAAP. A portion of delinquencies, non-performing, criticized, and classified loans are from loans acquired through the acquisitions of BankAsiana and Saehan. Since the loans were recorded at fair value, loans acquired from BankAsiana and Saehan did not have a significant impact to the allowance for loan losses at year-end 2015 and 2014. Excluding allowance and loans acquired from BankAsiana and Saehan, our ratio of allowance to gross loans held for investment was approximately 1.48% at December 31, 2015, compared to 1.62% at December 31, 2014.

        Although management believes our allowance at December 31, 2015 was adequate to absorb losses from any known and inherent risks in the portfolio, economic conditions which adversely affect our service areas or other variables may result in further increased losses in the loan portfolio in the future.

        The table below summarizes for the years indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses and reserve for unfunded loan commitments arising from loans charged off, recoveries on loans previously charged off, additions to the allowance, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

(Dollars in Thousands)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses:
Balances at beginning of period	$48,624	$53,563	$63,285	$102,982	$110,953
Actual charge-offs:
Real estate secured	1,192	8,076	11,063	10,649	62,265
Commercial and industrial	3,971	3,451	3,690	3,282	9,930
Consumer	—	1	3	2	260

Total charge-offs	5,163	11,528	14,756	13,933	72,455

Recoveries on loans previously charged off:
Construction	—	—	—	20	—
Real estate secured	6,272	3,501	2,741	3,850	488
Commercial and industrial	2,162	3,072	2,280	1,812	4,328
Consumer	10	16	13	154	65

Total recoveries	8,444	6,589	5,034	5,836	4,881
Net loan charge-offs	(3,281)	4,939	9,722	8,097	67,574
Provision (credit) for loan losses	500	—	—	(31,600)	59,603

Balances at end of period	$52,405	$48,624	$53,563	$63,285	$102,982

Reserve for unfunded loan commitments:
Balances at beginning of year	$1,061	$1,061	$1,023	$3,423	$3,926
Provision (credit) for losses on loan commitments	200	—	38	(2,400)	(503)

Balance at end of period	$1,261	$1,061	$1,061	$1,023	$3,423

Ratios:
Net loan (recoveries) charge-offs to average total loans	–0.09%	0.16%	0.43%	0.40%	3.16%
Allowance for loan losses to gross loans at end of period (less loans held-for-sale)	1.37%	1.47%	1.90%	3.15%	5.33%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	–6.26%	10.16%	18.15%	12.79%	65.62%
Net loan (recoveries) charge-offs to provision for losses on loans and loan commitments	–468.71	N/A	N/A	–23.81%	114.34%

        The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of such balance for each type of loan as of the dates indicated:

Allowance for Loan Losses Distribution and Loan Percentage Composition

(Dollars in Thousands)

	Amount Outstanding At December 31,
	2015	2014	2013	2012	2011
Applicable to:
Construction	$219	$220	$814	$453	$4,218
Real estate secured	33,830	31,889	41,401	49,956	79,221
Commercial and industrial	18,215	16,302	11,238	12,737	19,391
Consumer	141	213	110	139	152

Total allowance for loan losses	$52,405	$48,624	$53,563	$63,285	$102,982

Percentage of gross loans receivable:
Construction	0.42%	0.68%	1.43%	1.04%	3.20%
Real estate secured	64.55%	80.23%	82.56%	84.14%	81.76%
Commercial and industrial	34.76%	18.46%	15.49%	14.14%	14.26%
Consumer	0.27%	0.63%	0.52%	0.68%	0.78%

Total	100.0%	100.00%	100.00%	100.00%	100.00%

        At December 31, 2015 and December 31, 2014, loans acquired with deteriorated credit quality (ASC 310-30 loans) totaled $687,000 and $1.3 million, respectively. These loans had an allowance for loan losses of $3,000 at December 31, 2015 and $253,000 at December 31, 2014. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2015 and December 31, 2014:

	December 31, 2015
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$666	$21	$—	$687

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$3	$—	$3

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

Contractual Obligations

        The following table represents our aggregate contractual obligations (principal and interest) to make future payments as of December 31, 2015:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$73,415	$6,826	$152,496	$—	$232,737
Junior Subordinated Debentures*	317	—	—	82,476	82,793
Operating Leases	6,252	9,499	5,434	2,376	23,561
Investments in Affordable Housing Partnerships	5,843	8,765	189	933	15,730
Time Deposits	1,458,499	149,336	2,458	10	1,610,303

Total	$1,544,326	$174,426	$160,577	$85,795	$1,965,124

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

        At December 31, 2015 and 2014, we had commitments to extend credit of $470.0 million and $391.7 million, respectively. Obligations under standby letters of credit were $15.0 million and $1.4 million at the years ended 2015 and 2014, respectively, and the obligations under commercial letters of credit were $75.9 million and $61.5 million, respectively, for the same periods.

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

        The Company invests in affordable housing partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. At December 31, 2015, the Company had nineteen such investments, with a net carrying value of $48.9 million. Commitments to fund investments in affordable housing partnerships totaled $15.7 million at December 31, 2015, with the last of the commitments ending in 2032. At December 31, 2014, the Company had seventeen such investments, with a net carrying value of $44.1 million. Commitments to fund investments in affordable housing partnerships totaled $9.4 million at December 31, 2014, with the last of the commitments ending in 2031.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $120,000 at December 31, 2015, and $135,000 at December 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that many of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

        During the first quarter of 2015, the Bank acquired Bank of Manhattan's Mortgage Division to expand its mortgage loan operations. The Mortgage Division was incorporated into the Bank's existing Mortgage Department. The majority of loans underwritten by the Bank's Mortgage Division will be sold in the secondary market. Under ASC 815-10, any interest rate lock commitments entered into with prospective borrowers are considered to be derivatives. Residential mortgage loans funded with interest rate locks to be sold into the secondary market, and forward commitments for the future delivery of mortgage loans to third party investors, are considered derivatives. The Bank began utilizing derivatives in the first quarter of 2015 after its acquisition of Bank of Manhattan's Mortgage Division.

        At December 31, 2015, the Bank had approximately $35.7 million in interest rate lock commitments and $17.1 million in forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives is represented by a derivative asset of $222,000 and a derivative liability of $16,000 at December 31, 2015. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are recorded as other non-interest income. There were no mortgage banking derivative during the year ended December 31, 2014, or any years prior.

Other Earning Assets

        For various business purposes, we make investments in earning assets other than loans, investments, and federal funds sold. Other earning assets include FHLB stock, the cash surrender value of the BOLI, affordable housing partnerships investments, and deposits held in other financial institutions.

        In an effort to provide additional benefits aimed at retaining key employees and directors while generating a tax-exempt non-interest income stream, we purchased $10.5 million and $3.0 million in BOLI during 2003 and 2005, respectively, from insurance carriers rated AA or above. In 2008, 2009, 2010, 2011, 2012, 2013, 2014, and 2015 we purchased $532,000, $96,000, $0, $619,000, $731,000, $710,000, $538,000, and $1.1 million, respectively, more in BOLI from the same insurance carriers. The Bank is the owner and the primary beneficiary of the life insurance policies and we recognize the increase of the cash surrender value of the policies as tax-exempt other income.

        We actively invest in affordable housing partnerships investments to promote our participation in CRA activities. In 2012, we made a $4.5 million commitment to invest in RBC National Fund 15, in order to promote our CRA activities in the assessment area in Dallas-Fort Worth areas in Texas. In 2013, we made $5.0 million and $3.0 million commitments to invest in WNC Institutional Tax Credit Fund X California Series 11 and Raymond James New York Housing Opportunities Fund I-B, respectively, in order to promote our CRA activities in the assessment area in California and in New York. In 2014, we made a $5.0 million commitment to invest in Enterprise Housing Partners XXV, in order to promote our CRA activities in California. In 2015, we made commitments of $4.8 million and $5.0 million, to invest in Hudson Housing Tax Credit Fund LXX and Enterprise Housing Partners Calgreen III Fund, respectively, in order to promote our CRA activities in the assessment area in New York and in California.

        We are required by FHLB to invest in FHLB stock in order to participate in FHLB's credit program in addition to being used as collateral for our FHLB borrowings. Our total investment in FHLB stock was

$16.5 million at both December 31, 2015 and December 31, 2014, compared to $16.0 million at December 31, 2013. Total cash dividends received from FHLB stock holdings amounted to $2.0 million, $1.2 million, and $543,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

        With the acquisitions of BankAsiana and Saehan in 2013, we acquired deposits held at other financial institutions. Similar to short-term investments, BankAsiana and Saehan invested in time deposits at other institutions and received interest income on their funds deposited. At December 31, 2015, we did not have any deposits held in other financial institutions. Deposits held in other financial institutions at December 31, 2014 totaled $8.0 million, consisting of four time deposits with an average weighted rate of 1.1%. At December 31, 2013, deposits held at other financial institution consisted of sixteen time deposits totaling $21.0 million, with an average rate of 1.33%.

        The balances of other earning assets as of December 31, 2015 and December 31, 2014 were as follows:

	Balances At December 31,
(Dollars In Thousands)	2015	2014
BOLI	$25,028	$23,330
Investment in affordable housing partnerships	48,867	44,077
FHLB stock	16,539	16,539
Deposits held in other financial institutions	—	8,000

Deposits and Other Sources of Funds

  Deposits

        Deposits are our primary source of funds. Total deposits at December 31, 2015, 2014, and 2013, were $3.84 billion, $3.40 billion, and $2.87 billion, respectively, representing an annual increase of $438.6 million, or 12.9%, in 2015, and an increase of $529.7 million, or 18.4%, in 2014. The increase in deposits in 2015 was mostly due to an increase in money market accounts and demand deposits accounts. The increase in 2014 was due to an increase in time deposits from our CD campaign during the second half of the year. In addition, we obtained $49.2 million in additional time deposits from the State of California time deposit program in 2014.

        Total average deposits for the years ended December 31, 2015, 2014, and 2013 were $3.76 billion, $3.02 billion, and $2.29 billion, respectively. Total average deposits increased $740.9 million, or 24.5% in 2015, and increased $736.2 million, or 32.2% during 2014 compared to the previous years. The increase in average deposits in 2015 was mostly due to an increase in time deposits of $100,000 or more and to a lesser extent from an increase in money market and demand deposits accounts. The increase in average deposits in 2014 was due to the increase in time deposits as previously mentioned, in addition to the full-year effect of the increase from the acquisitions of BankAsiana and Saehan.

        The percentage of average time deposits divided by average total deposits increased to 44.2% in 2015, compared to 40.2% in 2014 and 38.7% in 2013. With an increase in loan originations in 2014 and 2015, the Bank had a time deposit promotion during the second half of 2014 to raise funds to increase our overall liquidity. This, in addition to securing additional low cost time deposits from the State of California time deposit program in 2014, increased the total percentage of average time deposits to average deposits for 2014, and then again in 2015. With liquidity achieved in the second half of 2015, we ran-off some higher costing time deposits during the fourth quarter of 2015 to reduce costs and deploy excess liquidity. Our primary focus continues to remain on raising core deposits, and we will continue to monitor the level of time deposits as a percentage of total deposits.

        The average rate paid on time deposits in denominations of $100,000 or more increased to 0.86% in 2015, compared to 0.71% in 2014 and 0.65% in 2013. Please see "Net Interest Income and Net Interest Margin" for further discussions.

        The following tables summarize the distribution of average daily deposits and the average rates paid for the years indicated:

Average Deposits

(Dollars in Thousands)

	For the Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing	$1,013,616	—	$882,333	—	$639,957	—
Money market	924,673	0.67%	770,316	0.68%	630,050	0.63%
Super NOW	30,874	0.27%	32,240	0.20%	27,656	0.20%
Savings	129,961	1.53%	121,878	1.58%	103,102	1.75%
Time deposits of $100,000 or more	1,393,357	0.86%	970,481	0.71%	658,483	0.65%
Other time deposits	269,842	0.90%	244,144	0.77%	225,900	0.80%

Total deposits	$3,762,323	0.60%	$3,021,392	0.53%	$2,285,148	0.53%

        The scheduled maturities of total time deposits by denominations of $100,000 or greater and $250,000 or greater at December 31, 2015 are as follows:

	Maturity of Time Deposits in Denominations of:
(Dollars In Thousands)	$100,000 or Greater	$250,000 or Greater
Three months or less	$489,810	$388,146
Over three months through six months	154,357	71,298
Over six months through twelve months	579,981	290,735
Over twelve months	125,292	63,404

Total	$1,349,440	$813,583

        Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. At December 31, 2015, 2014, and 2013, the California State Treasury was the only depositor whose aggregate deposit balance was more than 1% of our total deposits.

        In addition to our regular customer base, we also accept brokered deposits on a selective basis at reasonable interest rates to augment deposit growth. At December 31, 2015, we had $48.3 million in brokered time deposits, down from $63.6 million in brokered time deposits at December 31, 2014, and $41.4 million in brokered time deposits, at December 31, 2013.

  FHLB Borrowings

        Although deposits are the primary source of funds for our lending, investment activities, and for general business operations, we may obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from FHLB in order to take advantage of the flexibility of use and comparatively low cost. Due to the stiff competition for customer deposits among banks in our market, we utilize FHLB borrowings as a secondary alternative to fund the growth of our loan portfolio. See "Liquidity Management" below for the details on the FHLB borrowings program.

        The following table is a summary of FHLB borrowings for fiscal years 2015 and 2014:

(Dollars in Thousands)	2015	2014
Balance at year-end	$220,000	$150,000
Average balance during the year	$118,274	$160,110
Maximum amount outstanding at any month-end	$220,000	$190,314
Average weighted interest rate during the year	1.30%	0.33%
Average weighted interest rate at year-end	1.63%	0.68%

  TARP Preferred Stock

        On December 12, 2008, the Company issued to the U.S. Treasury 62,158 shares of Series A Preferred Stock and a warrant to purchase 949,460 shares of the Company's common stock for an aggregate purchase price of $62.2 million. The warrant to purchase our common stock had an exercise price of $9.82 per share. In 2012, we repurchased or redeemed the 62,158 shares of Series A Preferred Stock in two different stages. The initial repurchase of 60,000 shares was at a discount of 5.6%, for a total purchase price of $56.6 million. The remaining shares were redeemed at par value, or $1,000 per share, plus accrued dividends for a total purchase price of $2.2 million. The warrant to purchase common stock was also repurchased from the U.S. Treasury at a mutually agreed upon price of $760,000. With the acquisition of BankAsiana on October 1, 2013, we acquired $5.3 million in TARP Community Development Capital Initiative Preferred Stock which we immediately repaid on the date of the acquisition. At December 31, 2015 and 2014, we were no longer a participant in the TARP Capital Purchase Program and had no outstanding shares of Preferred Stock.

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

        March 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2005, Wilshire Bancorp's wholly-owned subsidiary, Wilshire Statutory Trust II, issued $20.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory

Trust II ($619,000) and issued Junior Subordinated Debentures (the "March 2005 debenture") in the amount of $20.6 million to the Wilshire Statutory Trust II with terms substantially similar to the March 2005 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust II's March 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the March 2005 debenture in a depository account at the Bank and infused $14.0 million as additional equity capital to the Bank. The rate of interest on the March 2005 debenture and related trust preferred securities was 2.32% at December 31, 2015, which adjusts quarterly to the three-month LIBOR plus 1.79%. The March 2005 debenture and related trust preferred securities will mature on March 17, 2035. The interest on both the March 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the March 2005 debenture (and in turn the trust preferred securities), in whole or in part, at par prior to maturity on any March 17, June 17, September 17, or December 17.

        September 2005 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In September 2005, Wilshire Bancorp's wholly-owned subsidiary, Wilshire Statutory Trust III, issued $15.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust III ($464,000) and issued Junior Subordinated Debt Securities (the "September 2005 debenture") in the amount of $15.5 million to the Wilshire Statutory Trust III with terms substantially similar to the September 2005 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the September 2005 debenture in a depository account at the Bank. Until September 15, 2010, the securities were fixed at an annual interest rate of 6.07%, thereafter converting to a floating rate of three-month LIBOR plus 1.40%, resetting quarterly. The rate of interest on the September 2005 debenture and related trust preferred securities was 1.91% at December 31, 2015. The September 2005 debenture and related trust preferred securities will mature on September 15, 2035. The interest on both the September 2005 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the September 2005 debenture (and in turn the trust preferred securities), in whole or in part, at par prior to maturity on any March 15, June 15, September 15, or December 15.

        July 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In July 2007, Wilshire Bancorp's wholly-owned subsidiary, Wilshire Statutory Trust IV, issued $25.0 million in trust preferred securities. Wilshire Bancorp then purchased all of the common interest in the Wilshire Statutory Trust IV ($774,000) and issued the 2007 Junior Subordinated Debenture (the "July 2007 debenture") in the amount of $25.8 million to the Wilshire Statutory Trust IV with terms substantially similar to the July 2007 trust preferred securities in exchange for the proceeds from the issuance of the Wilshire Statutory Trust IV's July 2007 trust preferred securities and common securities. Wilshire Bancorp subsequently deposited the proceeds from the July 2007 debenture in a depository account at the Bank. The rate of interest on the July 2007 debenture and related trust preferred securities was 1.89% at December 31, 2015, which adjusts quarterly to the three-month LIBOR plus 1.38%. The July 2007 debenture and related trust preferred securities will mature on September 15, 2037. The interest on both the July 2007 debenture and related trust preferred securities are payable quarterly and no scheduled payments of principal are due prior to maturity. The Company has the right to redeem the July 2007 debenture (and in turn the trust preferred securities) in whole or in part, at par prior to maturity on any March 15, June 15, September 15, or December 15.

        March 2007 Junior Subordinated Debenture; Trust Preferred Securities Issuance.    In March 2007, Saehan's wholly-owned subsidiary, Saehan Capital Trust I, issued $20.0 million in trust preferred securities. Saehan then purchased all of the common interest in the Saehan Capital Trust I ($619,000) and issued the 2007 Junior Subordinated Debenture (the "March 2007 debenture") in the amount of $20.6 million to the Saehan Capital Trust I with terms substantially similar to the March 2007 trust preferred securities in exchange for the proceeds from the issuance of the Saehan Capital Trust I's March 2007 trust preferred securities and common securities.

        On November 20, 2013, Wilshire Bancorp acquired Saehan and all of its subsidiaries. As part of the acquisition, Wilshire acquired Saehan Capital Trust I and the March 2007 debenture of $20.6 million at a fair value of $9.7 million, or a discount of $10.9 million. Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are now guaranteed by Wilshire Bancorp. We have the right to defer distributions on the junior subordinated debentures and related trust preferred securities for up to five years, during which time no dividends may be paid to holders of our common stock. The Company has the right to redeem the March 2007 debenture (and in turn the trust preferred securities), in whole or in part, at par prior to maturity on any March 30, June 30, September 30, or December 30. The rate of interest on the March 2007 debenture and related trust preferred securities was 2.22% at December 31, 2015, which adjusts quarterly to the three-month LIBOR plus 1.62%.

        On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in Tier 1 capital of bank holding companies, subject to stricter quantitative limits. Under the final rule, bank holding companies may include trust preferred securities as Tier 1 capital in an amount (together with other restricted core capital elements) equal to 25% of the sum of core capital elements (including restricted core capital elements), net of goodwill and less any associated deferred tax liability. Amounts in excess of these limits will generally be included in Tier 2 capital. For purposes of this rule, restricted core capital elements are generally to be comprised of qualifying cumulative perpetual Preferred Stock and related surplus, minority interest related to qualifying cumulative perpetual Preferred Stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, minority interest related to qualifying common stock or qualifying cumulative perpetual Preferred Stock directly issued by a consolidated subsidiary that is neither a U.S. depository institution or a foreign bank, and qualifying trust preferred securities. Under the final rule, as of December 31, 2015, Wilshire Bancorp categorized $69.5 million trust preferred securities as Tier 1 capital.

Asset/Liability Management

        Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk. See "Item 1A—Risk Factors" for further discussion on these risks. Information concerning interest rate risk management is set forth under "Item 7A—Quantitative and Qualitative Disclosures about Market Risk."

Liquidity Management

        Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers' credit and deposit needs, and ongoing repayment of borrowings. Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash outflow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. Our liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flow for off-balance sheet instruments.

        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and brokered deposits, federal funds facilities, repurchase agreement facilities, advances from the FHLB of San Francisco, and issuance of long-term debt. These funding sources are augmented by payments of principal and interest on loans, the sale of SBA and residential loans, and the routine pay-downs of securities from the available-for-sale portfolio. In addition, government programs may influence deposit behavior. Primary use of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        During the years ended December 31, 2015, 2014, and 2013, we experienced a net cash inflow of $41.3 million, a net cash inflow of $90.6 million, and a net cash inflow of $152.8 million, respectively in cashflows from operating activities. During 2015, the largest components of net cash provided by operating activities was cash inflows from net income of $61.4 million and proceeds from the sale of SBA and residential loans held-for-sale totaling $271.5 million, offset by cash outflows of $272.9 million from the origination of SBA and residential loans held-for-sale. For 2014, the largest components of net cash provided by operating activities was cash inflows from net income of $59.0 million and proceeds from the sale of SBA and residential loans held-for-sale totaling $174.1 million, offset by cash outflows of $128.2 million from the origination of SBA and residential loans held-for-sale loans. In 2013, net cash provided by operating activities was primarily attributable to proceeds from the sale of loans held-for-sale totaling $659.2 million offset by an outflow of $547.0 million for the origination of loans held-for-sale.

        Net cash outflows from investing activities totaled $649.2 million in 2015, $504.2 million in 2014, and $211.7 million in 2013. In 2015, net cash used in investing activities was largely due to $515.5 million increase in loans receivable and $308.5 million in investments purchases. For 2014, net cash used in investing activities was largely due to $489.3 million increase in loans receivable and $98.7 million in investments purchases. The largest components of cash used in investing activities for 2013 was also from an increase in loans receivable of $271.6 million and the purchase of securities available-for-sale totaling $71.4 million.

        Net cash provided by financing activities totaled $492.2 million in 2015, $476.9 million in 2014, compared to cash used in financing activities of $56.1 million in 2013. The increase in cash provided by financing activities in 2015, compared to 2014, was largely due to the cash inflow from an increase in deposits of $438.6 million in addition to the $70.0 million in net FHLB advance increases. The increase in cash provided by financing activities in 2014, compared to 2013, was largely due to the cash inflow from an increase in deposits of $529.7 million.

        For the purpose of having liquid cash available for emergencies, we maintain a portion of our funds in liquid assets consisting of cash and cash equivalents, time deposits at other institutions, loans held-for-sale, and securities available-for-sale. Our liquid assets at December 31, 2015, 2014, and 2013 totaled approximately $679.0 million, $642.1 million, and $591.7 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 14.4%, 15.5%, and 16.3%, at December 31, 2015, 2014, and 2013, respectively. The increase in liquid assets in 2015 was due to the increase in the investment portfolio as a result of purchases made throughout the year. The increase in liquid assets in 2014 was primarily due to the increase in deposits during the year which led to an increase in cash and cash equivalents.

        As a secondary source of liquidity, we have a combination of available borrowing sources comprised of FHLB advances, the Federal Reserve Bank's discount window borrowings, federal funds lines with various correspondent banks, and several master repurchase agreements with major brokerage companies. Among all these sources, we prefer advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans and purchased stock issued by the FHLB, but can also be secured by investment securities. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth, on the FHLB's assessment of the institution's creditworthiness, and the amount of loan and securities collateral pledged to the FHLB. While this funding source provides flexibility and reasonable cost, we intend to limit our use to 80% of our borrowing capacity as such borrowings do not qualify as core funding sources.

        As of December 31, 2015, our borrowing capacity from the FHLB was approximately $1.42 billion, and the outstanding balance was $220.0 million, or approximately 15.5% of our borrowing capacity. As of December 31, 2015, we also maintained lines to drawdown up to a combined $70.0 million in federal funds with three correspondent banks. Borrowing capacity at the FRB Discount Window stood at $16.5 million at December 31, 2015, based on the investment securities pledged at the FRB. There were no outstanding balances at any of our correspondent banks or at the FRB discount window at December 31, 2015. It is management's belief that our liquidity at December 31, 2015 is sufficient to meet the Company's short-term and long-term cash flow needs as they arise.

Capital Resources and Capital Adequacy Requirements

        Historically, our primary source of capital has been internally generated operating income recorded as retained earnings. In order to ensure adequate levels of capital, we conduct ongoing assessments of projected sources and uses of capital in conjunction with projected increases in assets and levels of risks. We considered, and we will continue to consider, additional sources of capital as the need arises, whether through the issuance of additional equity, debt, or hybrid securities.

        We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and/or mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1, Tier 1 common equity, and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital levels and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 "Description of Business—Regulation and Supervision—Capital Adequacy Requirements" in this Annual Report on Form 10-K for additional information regarding regulatory capital requirements.

        As of December 31, 2015, Wilshire Bank qualified as a "well-capitalized institution" under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions as of December 31, 2015, compared to our capital ratios as of the dates specified for Wilshire Bancorp, Inc. and Wilshire Bank:

			Actual capital ratios as of:
			December 31, 2015		December 31, 2014		December 31, 2013
	Regulatory Adequately- Capitalized Standards	Regulatory Well- Capitalized Standards
Capital Ratios
Wilshire Bancorp & Wilshire Bank			Bancorp	Bank	Bancorp	Bank	Bancorp	Bank
Total capital to risk-weighted assets	8.00%	10.00%	14.11%	13.50%	15.38%	14.97%	16.05%	15.03%
Tier I capital to risk-weighted assets*	6.00%	8.00%	12.86%	12.25%	14.13%	13.71%	14.79%	13.77%
Tier 1 common equity to risk-weighted assets**	4.50%	6.50%	11.23%	12.25%	N/A	N/A	N/A	N/A
Tier I capital to average assets	4.00%	5.00%	11.30%	10.77%	12.11%	11.75%	13.44%	12.51%

*
Effective January 1, 2015, BASEL III increased the minimum Tier 1 capital to risk-weighted assets ratios, for adequately-capitalized and well-capitalized standards, to current levels from 4.00% and 6.00%, respectively.

**
Tier 1 common equity to risk weighted-assets was added as a requirement in the BASEL III revision to the Prompt Corrective Action Framework effective January 1, 2015.

        At December 31, 2015, total shareholders' equity was $532.9 million, an increase of $43.5 million from shareholders' equity of $489.4 million at December 31, 2014. The increase in shareholders' equity in 2015 was mainly from the $61.4 million in net income earned during the year. Total shareholders' equity for 2014 increased of $50.0 million from shareholders' equity of $439.4 million at December 31, 2013. The increase in equity in 2014 was also primarily attributable to net income of $59.0 million earned during the year.

        As of December 31, 2015, we included $69.5 million in junior subordinated debentures in the Company's regulatory capital ratio computations. As of December 31, 2014, junior subordinated debentures in our regulatory capital totaled $69.2 million. At December 31, 2015 and 2014, we did not include any qualifying subordinated debt in our calculation of Tier 2 risk-based capital.

        As of December 31, 2015, the Company satisfies the new capital ratio requirements under Basel III and the Bank qualifies as a "well-capitalized" institution under the new regulatory framework for prompt corrective action, as revised by Basel III. For more information see Part I, Item 1 "Description of Business—Regulation and Supervision—New Capital Adequacy Requirements Under Basel III."

Impact of Inflation; Seasonality

        Inflation primarily impacts us through its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Report. Our business is generally not seasonal and is consistent throughout the year.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the risk of losses from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending, investing, deposit taking, and borrowing activities. Our profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We evaluate market risk pursuant to policies reviewed and approved annually by our Board of Directors. The Company's Board delegate responsibility for market risk management to the Asset/Liability Management Committee ("ALCO"), which reports to the Board on activities related to market risk management. As part of the management of market risk, the ALCO may direct changes in the mix of assets and liabilities. To that end, we actively monitor and manage interest rate risk exposure.

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

        Gap analysis measures the repricing mismatches between rate sensitive assets and liabilities. The interest rate sensitivity gap is determined by subtracting the amount of liabilities from the amount of assets that reprice in a particular time interval. If repricing assets exceed repricing liabilities in any given time period, we would be deemed to be "asset-sensitive" for that period. Conversely, if repricing liabilities exceed repricing assets in a given time period, we would be deemed to be "liability-sensitive" for that period.

        We usually seek to maintain a balanced position over the period of one year to ensure the stability of net interest income in times of volatile interest rates. This is accomplished by maintaining a similar level of interest-earning assets and interest-paying liabilities available to be repriced within one year.

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

        Although the interest rate sensitivity gap analysis is a useful form of measurement and contributes to effective balance sheet management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the ALCO also regularly uses simulation modeling as a tool to measure the sensitivity of earnings and economic value of equity ("EVE") to interest rate changes. The EVE is defined as the net present value of an institution's existing assets less liabilities. The simulation model captures all assets and liabilities, and accounts for significant variables that are believed to be affected by interest rates. These include prepayment speeds on loans, cash flows of loans and deposits, principal amortization, call options on securities, balance sheet growth assumptions, and changes in rate relationships as various rate indices react differently to market rates.

        Although the simulation measures the volatility of net interest income and EVE under immediate increase or decrease of market interest rate scenarios in 100 basis point increments, our main concern is the negative effect of a reasonably-possible worst case scenario. The ALCO policy prescribes that for the modeled reasonably-possible worst rate-change scenario, the expected reduction of net interest income and EVE should not exceed 25% of the base net interest income and 30% of the base EVE, respectively.

        In general, based upon our current mix of rate sensitive assets and liabilities, a decrease in interest rates would result in decline interest income and EVE. An increase in interest rates would increase net interest income while EVE is expected to increase if interest rate increase by 100 basis points and then decreases if interest rate continue to increase. Based on these results, our balance sheet is currently "asset sensitive" from a net interest income sensitivity perspective in a short-term time horizon.

        Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially if different assumptions are used, or actual experience differs from the historical experiences on which they are based.

        The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2015 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

(Dollars in Thousands)

	At December 31, 2015
	Amounts Subject to Repricing Within
	0 - 3 months	3 - 12 months	1 - 5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,461,166	$123,864	$2,042,484	$228,036	$3,855,550
Investment securities	8,486	8,447	271,408	247,204	535,545
Deposits held in other financial institutions	—	—	—	—	—
Federal funds sold and other cash equivalents	56,554	—	—	—	56,554

Total	$1,526,206	$132,311	$2,313,892	$475,240	$4,447,649

Interest-bearing liabilities:
Savings deposits	$133,872	$—	$—	$—	$133,872
Time deposits of $100,000 or more	489,810	734,338	125,292	—	1,349,440
Other time deposits	56,381	170,028	25,846	10	252,265
Other interest-bearing deposits	1,015,863	—	—	—	1,015,863
FHLB advances	70,000	—	150,000	—	220,000
Junior subordinated debentures	72,016	—	—	—	72,016

Total	$1,837,942	$904,366	$301,138	$10	3,043,456

Interest rate sensitivity gap	$(311,736)	$(772,055)	$2,012,754	$475,230	$1,404,193
Cumulative interest rate sensitivity gap	$(311,736)	$(1,083,791)	$928,963	$1,404,193
Cumulative interest rate sensitivity gap ratio (based on total assets)	–6.61%	–22.99%	19.71%	29.79%	29.79%

        The following table sets forth our estimated net interest income over a twelve months period and EVE based on the indicated changes in market interest rates as of December 31, 2015.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	15.08%	–6.58%
+300	11.36%	–3.66%
+200	7.78%	–0.57%
+100	3.92%	1.00%
0	—	—
–100	–2.94%	–6.19%
–200	–4.05%	14.71%
–300	–4.11%	22.20%

        Our strategies in protecting both net interest income and economic value of equity from significant movements in interest rates involve restructuring our investment portfolio and using FHLB advances. Although our policy also permits us to purchase interest rate caps, interest rate floors, and interest rate swaps, we are currently not engaged in any of these types of transactions.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Part IV, Item 15(a)(1) and is presented beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our "disclosure controls and procedures," as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

        Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance in achieving the desired control objectives and in reaching a reasonable level of assurance our management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management conducted an evaluation of the system of internal control over financial reporting as of December 31, 2015, using the criteria set forth by the "Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control Integrated Framework", and concluded that our system of internal control over financial reporting was effective as of December 31, 2015.

        Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning on page F-1.

  Changes in Internal Control over Financial Reporting

        Management has determined there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  Report of Independent Registered Public Accounting Firm

        Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting which is included on page F-4 of this report.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

Item 11.    Executive Compensation

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

Item 14.    Principal Accounting Fees and Services

        Information required by this item is incorporated herein by reference to the Company's definitive proxy statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after December 31, 2015.

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

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
2.1	Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, as filed with the SEC on August 2, 2013)
2.2	Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on July 15, 2013)
2.3	Agreement and Plan of Merger and Reorganization by and between BBCN Bancorp, Inc., a California corporation, Wilshire Bancorp Inc., a California corporation, dated as of December 7, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on December 7, 2015)
3.1	Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)

Reference Number	Item
3.4	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004)
4.2	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.3	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho, and Elaine Jeon dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.4	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.5	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.9 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.6	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.7	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.8	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.9	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min, and Brian E. Cho dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.10	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.11	Indenture by and between Saehan Bancorp, Inc. and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.12	Guarantee Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.13	Amended and Restated Trust Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.14	Supplemental Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of November 20, 2013 (Incorporated by reference to Exhibit 4.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)

Reference Number	Item
10.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on July 1, 2009)
10.2	2008 Stock Incentive Plan of Wilshire Bancorp, Inc. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008)[1]
10.3	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.—Manhattan Branch (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, as filed with the SEC on March 15, 2010)
10.4	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on November 13, 2013)[1]
10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on December 3, 2009)[1]
10.6	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.7	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.8	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.9	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.10	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the SEC on May 5, 2014)
11.1	Statement regarding computation of Net Earnings per Share[3]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[2]
21.1	Subsidiaries of the Registrant[2]
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[2]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

Reference Number	Item
101	The following materials from the Company's annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: February 16, 2016	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN KOH Steven Koh	Chairman and Director	February 16, 2016
/s/ JAE WHAN YOO Jae Whan Yoo	President and Chief Executive Officer (Principal Executive Officer)	February 16, 2016
/s/ LAWRENCE JEON Lawrence Jeon	Director	February 16, 2016
/s/ JOHN TAYLOR John Taylor	Director	February 16, 2016
/s/ CRAIG MAUTNER Craig Mautner	Director	February 16, 2016
/s/ DONALD BYUN Donald Byun	Director	February 16, 2016
/s/ STEVEN J. DIDION Steven J. Didion	Director	February 16, 2016
/s/ DAISY Y. HA Daisy Y. Ha	Director	February 16, 2016
/s/ ALEX KO Alex Ko	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2016

Wilshire Bancorp, Inc.

Financial Statements as of December 31, 2015
and 2014 and for each of the years in the three-year
period ended December 31, 2015 and
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

        Management is responsible for establishing and maintaining effective internal control over financial reporting including controls over the preparation of regulatory financial statements. Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Bank Holding Company Instructions as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with both accounting principles generally accepted in the United States of America and Bank Holding Company Instructions, as of December 31, 2015.

Compliance with Laws and Regulations

        Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation ("FDIC") as safety and soundness laws and regulations.

        Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2015.

/s/ JAE WHAN YOO Jae Whan Yoo Chief Executive Officer Wilshire Bancorp
/s/ ALEX KO Alex Ko Chief Financial Officer Wilshire Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited Wilshire Bancorp, Inc. and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Assertion As to the Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y9C).

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, and the related consolidated statements of income, comprehensive income, shareholder's equity, and cash flows of Wilshire Bancorp, Inc. and subsidiaries and our report dated February 16, 2016, expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wilshire Bancorp, Inc.
Los Angeles, California

        We have audited the accompanying consolidated statements of financial condition of Wilshire Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP
Sherman Oaks, California
February 16, 2016

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

	December 31, 2015	December 31, 2014
ASSETS:
Cash and due from banks	$118,089	$233,699
Federal funds sold and other cash equivalents	104	254

Cash and cash equivalents	118,193	233,953
Deposits held in other financial institutions	—	8,000
Securities available-for-sale, at fair value (amortized cost of $533 million and $384 million at December 31, 2015 and December 31, 2014, respectively)	535,524	388,367
Securities held-to-maturity, at amortized cost (fair value of $22 thousand and $28 thousand at December 31, 2015 and December 31, 2014, respectively)	21	26
Loans receivable (net of allowance for loan losses of $52 million and $49 million at December 31, 2015 and December 31, 2014, respectively)	3,767,299	3,259,673
Loans held-for-sale, at the lower of cost or fair value	25,223	11,783
Federal Home Loan Bank ("FHLB") stock, at cost	16,539	16,539
Other real estate owned ("OREO")	9,179	7,922
Due from customers on acceptances	7,250	5,611
Cash surrender value of bank owned life insurance	25,028	23,330
Investment in affordable housing partnerships	48,867	44,077
Bank premises and equipment	16,096	13,881
Accrued interest receivable	9,226	8,792
Deferred income taxes	21,489	22,271
Servicing assets	19,894	18,031
Goodwill	67,473	67,473
Core deposits intangibles	3,185	4,155
Other assets	22,982	21,585

TOTAL	$4,713,468	$4,155,469

LIABILITIES:
Deposits:
Non-interest-bearing	$1,088,436	$915,413
Interest-bearing:
Savings	133,872	128,943
Money market and NOW accounts	1,015,863	797,666
Time deposits of $100,000 or more	1,349,440	1,291,844
Other time deposits	252,265	267,393

Total deposits	3,839,876	3,401,259
FHLB advances	220,000	150,000
Junior subordinated debentures	72,016	71,779
Commitments to fund affordable housing partnerships investments	15,730	9,430
Accrued interest payable	2,105	2,228
Acceptances outstanding	7,250	5,611
Other liabilities	23,561	25,751

Total liabilities	4,180,538	3,666,058

SHAREHOLDERS' EQUITY:
Preferred stock, $1,000 par value—authorized, 5,000,000 shares; none issued and outstanding, at December 31, 2015 and December 31, 2014	—	—
Common stock, no par value—authorized, 200,000,000 shares at December 31, 2015 and December 31, 2014; issued and outstanding, 78,608,717 and 78,322,462 shares at December 31, 2015 and December 31, 2014, respectively	233,341	232,001
Accumulated other comprehensive income, net of tax	3,286	4,453
Retained earnings	296,303	252,957

Total shareholders' equity	532,930	489,411

TOTAL	$4,713,468	$4,155,469

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$167,361	$155,020	$115,722
Interest on investment securities	8,545	8,195	7,423
Interest on federal funds sold and other earning assets	987	489	594

Total interest income	176,893	163,704	123,739

INTEREST EXPENSE:
Interest on deposits	22,742	15,926	11,968
Interest on FHLB advances and other borrowings	1,537	522	244
Interest on junior subordinated debentures	1,772	1,719	1,197

Total interest expense	26,051	18,167	13,409

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	150,842	145,537	110,330
PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	700	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES AND LOAN COMMITMENTS	150,142	145,537	110,330

NON-INTEREST INCOME:
Service charges on deposit accounts	12,253	12,693	11,412
Gain on sale of SBA loans	8,792	14,366	13,307
Gain on sale of residential loans	3,290	366	108
Gain on sale of other loans	4,988	230	—
Loan-related servicing fees	7,357	6,092	5,011
Net change in fair value of derivatives	206	—	—
Gain on sale or call of securities	—	—	19
Other income	8,768	7,494	4,326

Total non-interest income	45,654	41,241	34,183

NON-INTEREST EXPENSE:
Salaries and employee benefits	54,144	49,724	40,131
FDIC loss-share indemnification impairment	—	597	—
Occupancy and equipment	13,300	13,371	8,851
Regulatory assessment fee	2,404	2,239	1,391
Professional fees	3,119	3,270	3,704
Data processing	4,406	3,998	2,801
Affordable housing partnerships investment losses	4,981	4,239	3,838
Amortization of core deposits intangibles	970	1,069	383
Merger related costs	994	3,577	2,797
Other operating expenses	15,572	15,430	12,960

Total non-interest expense	99,890	97,514	76,856

INCOME BEFORE INCOME TAXES	95,906	89,264	67,657
INCOME TAX PROVISION	34,501	30,255	22,281

NET INCOME	$61,405	$59,009	$45,376

EARNINGS PER COMMON SHARE INFORMATION
Basic	$0.78	$0.75	$0.63
Diluted	$0.78	$0.75	$0.63
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,486,883	78,250,901	71,771,116
Diluted	78,818,556	78,591,374	72,037,516

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2015	2014	2013
NET INCOME	$61,405	$59,009	$45,376

UNREALIZED (LOSS) GAIN ON SECURITIES AVAILABLE-FOR-SALE:
Unrealized (losses) gains on securities available-for-sale arising during the period	(2,044)	7,681	(11,445)
Reclassification adjustment for gains realized in net income	—	—	(19)
Less income tax (benefit) expense	(860)	3,224	(4,815)

Net change in net unrealized (losses) gains on securities available-for-sale	(1,184)	4,457	(6,649)

UNREALIZED (LOSS) GAIN ON INTEREST-ONLY STRIP:
Net unrealized (losses) gains on interest-only strips arising during period	(56)	(53)	28
Less income tax (benefit) expense	(23)	(22)	19

Net unrealized changes in net (losses) gains on interest-only strips	(33)	(31)	9

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	50	50	(194)

Net change to BOLI unrecognized prior service cost	50	50	(194)

TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,167)	4,476	(6,834)

TOTAL COMPREHENSIVE INCOME	$60,238	$63,485	$38,542

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock
			Accumulated Other Comprehensive Income (Loss)
	Numbers of Shares	Amount		Retained Earnings	Total Shareholders' Equity
BALANCE—December 31, 2012	71,295,144	$164,790	$6,811	$170,816	$342,417

Stock options exercised/forfeited	206,911	958	—	—	958
Common stock issued for acquisition of Saehan Bancorp	7,210,664	67,780	—	—	67,780
Common stock repurchased	(651,412)	(4,287)	—	—	(4,287)
Cash dividend declared or accrued:
Common stock ($0.09 per share)	—	—	—	(6,587)	(6,587)
Share-based compensation expense	—	460	—	—	460
Tax benefit from stock options exercised	—	135	—	—	135
Comprehensive income:
Net income	—	—	—	45,376	45,376
Other comprehensive loss	—	—	(6,834)	—	(6,834)

Comprehensive income	—	—	—	—	38,542

BALANCE—December 31, 2013	78,061,307	$229,836	$(23)	$209,605	$439,418

Stock options exercised/forfeited	192,786	974	—	—	974
Restricted stock granted/forfeited, net	67,637	—	—	—	—
Cash dividend declared or accrued:
Common stock ($0.20 per share)	—	—	—	(15,647)	(15,647)
Stock dividend related to restricted stock	732	—	—	(10)	(10)
Share-based compensation expense	—	932	—	—	932
Tax benefit from stock options exercised	—	259	—	—	259
Comprehensive income:
Net income	—	—	—	59,009	59,009
Other comprehensive income	—	—	4,476	—	4,476

Comprehensive income	—	—	—	—	63,485

BALANCE—December 31, 2014	78,322,462	$232,001	$4,453	$252,957	$489,411

Stock options exercised/forfeited	149,738	810	—	—	810
Restricted stock granted/forfeited, net	136,517	—	—	—	—
Adjustments to additional paid-in capital from non-qualified stock options and restricted stock	—	(545)	—	—	(545)
Cash dividend declared or accrued:
Common stock ($0.23 per share)	—	—	—	(18,033)	(18,033)
Stock dividend related to restricted stock	—	—	—	(26)	(26)
Share-based compensation expense	—	1,075	—	—	1,075
Comprehensive income:
Net income	—	—	—	61,405	61,405
Other comprehensive loss	—	—	(1,167)	—	(1,167)

Comprehensive income	—	—	—	—	60,238

BALANCE—December 31, 2015	78,608,717	$233,341	$3,286	$296,303	$532,930

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,405	$59,009	$45,376
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment securities	1,899	1,610	2,786
Depreciation of Bank premises and equipment	3,661	3,783	2,496
Accretion of discount on acquired loans	(7,958)	(11,214)	(2,463)
Amortization of liabilities acquired from acquisitions	393	(1,270)	(268)
FDIC loss-share indemnification impairment	—	597	—
Amortization of core deposits intangibles	970	1,069	383
Provision for loan losses and loan commitments	700	—	—
Provision for other real estate owned losses	316	406	221
Deferred tax expense	1,118	13,640	948
Loss on disposition of bank premises and equipment	61	143	1
Net gain on sale of SBA loans	(8,792)	(14,366)	(13,307)
Net gain on sale of residential loans	(3,290)	(366)	(108)
Net gain on sale of other loans	(4,988)	(230)	—
Origination of SBA loans held-for-sale	(92,438)	(112,679)	(107,504)
Origination of residential loans held-for-sale	(180,425)	(15,484)	(439,490)
Proceeds from sale of SBA loans held-for-sale	106,816	158,896	147,635
Proceeds from sale of residential loans held-for-sale	164,690	15,188	511,586
Net gain on sale/call of available-for-sale securities	—	—	(19)
Net change in fair value of servicing assets	1,166	1,062	696
Amortization of servicing rights	1,014	1,500	415
Net gain on sale of OREO	(1,216)	(28)	(184)
Gain on sale of previously held equity interests	—	(20)	(16)
Share-based compensation expense	1,075	932	460
Earnings of cash surrender value of life insurance	(574)	(274)	(596)
Servicing assets capitalized	(4,043)	(4,485)	(3,639)
Net change in accrued interest receivable	(434)	(442)	394
Loss on investments in affordable housing partnerships	4,981	4,239	3,838
Net change in fair value of derivatives	(206)	—	—
Net change in other assets	(13,903)	(11,188)	3,265
Dividends of FHLB stock	2,018	1,170	543
Net change in accrued interest payable	(123)	(190)	(2,865)
Net change in other liabilities	7,365	(393)	2,184

Net cash provided by operating activities	41,258	90,615	152,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	5	9	15
Proceeds from principal repayments, matured, called, or sold securities available-for-sale	157,413	68,844	84,910
Purchase of securities available-for-sale	(308,513)	(98,703)	(71,377)
Net change in interest-bearing deposits in other financial institutions	8,000	13,019	8,863
Net change in loans receivable	(514,803)	(489,294)	(271,639)
(Payment) receipt of FDIC loss-share indemnification	(2,022)	2,618	1,792
Proceeds from sale of other loans	12,246	4,635	488
Proceeds from sale of other real estate owned	6,562	3,342	3,132
Proceeds from sale of repossessed assets	—	84	—
Purchases of investments in affordable housing partnerships	(3,471)	(5,806)	(8,273)
Purchases of bank premises and equipment	(1,123)	(1,870)	(866)
Purchase of FHLB stock	—	(1,006)	(1,348)
Redemption of FHLB stock	—	450	379
Purchases of bank owned life insurance	(3,501)	(538)	(710)
Net cash received from acquisitions	—	—	42,966

Net cash used in investing activities	(649,207)	(504,216)	(211,668)

(Continued)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	$810	$974	$958
Tax benefit from exercise of stock options	—	259	135
Cash paid for stock repurchases	—	—	(4,287)
Payment of cash dividend on common stock	(17,238)	(14,082)	(4,244)
Cash paid for former BankAsiana CDCI Preferred Stock redemption	—	—	(5,250)
Increase in FHLB advances	170,000	50,000	80,000
Decrease in FHLB advances	(100,000)	(90,000)	(50,000)
Net change in deposits	438,617	529,749	38,742

Net cash provided by financing activities	492,189	476,900	56,054

NET CHANGE IN CASH AND CASH EQUIVALENTS	(115,760)	63,299	(2,846)
CASH AND CASH EQUIVALENTS—Beginning of year	233,953	170,654	173,500

CASH AND CASH EQUIVALENTS—End of year	$118,193	$233,953	$170,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$26,173	$18,358	$13,029
Income taxes paid	$36,103	$18,577	$22,852
Income tax refunds received	$1,041	$528	$2
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$7,376	$4,292	$3,260
Loans transferred to held-for-sale from loans receivable	$8,810	$3,605	$1,288
Loans transferred to loans receivable from held-for-sale	$1,551	$3,783	$404
Other assets transferred to bank premises and equipment	$2,436	$2,075	$1,196
Common stock cash dividend declared, but not paid	$4,720	$3,917	$2,342
Common stock issued in consideration of Saehan Bancorp acquisition	$—	$—	$67,780

(Concluded)

See accompanying notes to consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Wilshire Bancorp, Inc. (the "Company") succeeded to the business and operations of Wilshire Bank (the "Bank"), a California state-chartered commercial bank, upon consummation of the reorganization of the Bank into a holding company structure, effective as of August 25, 2004. Wilshire Bank was incorporated under the laws of the State of California on May 20, 1980 and commenced operations on December 30, 1980. The Company was incorporated in December 2003 as a wholly owned subsidiary of the Bank for the purpose of facilitating the issuance of trust preferred securities and eventually serving as the holding company of the Bank. The Bank's shareholders approved reorganization into a holding company structure on August 25, 2004. As a result of the reorganization, shareholders of the Bank are now shareholders of the Company and the Bank is a direct subsidiary of the Company. The Bank's primary source of revenue is from providing financing for business working capital, commercial real estate, and trade activities, and its investment portfolio. The accounting and reporting policies of the Company and Bank are in accordance with accounting principles generally accepted in the United States of America and conform to general practices in the banking industry.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company transactions and accounts have been eliminated in consolidation.

        Reclassification—Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform to current year presentation. There was no effect on net income or total shareholders' equity from the reclassifications.

        Cashflows—Cash and cash equivalents include cash and due from banks, term federal funds sold, and overnight federal funds sold. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, and repurchase agreements.

        Deposits held in other financial institutions—Deposits held in other financial institutions consist of time deposits of the Company or Bank held at other financial institutions. These deposits are a source of interest income and are similar to short-term investments.

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

        The Company had no trading securities at December 31, 2015 and 2014. Accreted discounts and amortized premiums on investment securities are included in interest income using the effective interest method, and unrealized and realized gains or losses related to holding, selling, or called securities are calculated using the specific-identification method.

        In accordance with Accounting Standards Codification ("ASC") 320-10-35-18, "Recognition and Presentation of Other-Than-Temporary Impairments", an other-than-temporary impairment ("OTTI") is

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more-likely-than-not that the Company will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of investment securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the Consolidated Statements of Income. Declines related to factors aside from credit are unrealized losses reflected in other comprehensive income, net of taxes. The Company did not record an OTTI on investment securities in years ended 2015, 2014, and 2013.

        Investment in available-for-sale securities are recorded at fair value pursuant to ASC 320-10-35-1. The measurement of fair value is based upon quoted prices for similar securities, if available. If quoted prices are not available, fair value is calculated using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. The available-for-sale investment portfolio includes federal agency securities, residential mortgage-backed securities, residential collateralized mortgage obligations, municipal bonds, and corporate debt securities. The fair value of the Company's existing available-for-sale security holdings as of December 31, 2015 and 2014 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on Level 2 measurement inputs.

        Loans—Loans that management has the intent and ability to hold for the foreseeable future, until maturity, or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, allowance for loan losses, discount, and deferred fees or costs.

        Interest from loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is generally discontinued when a loan is 90 days or more delinquent unless management believes principal and interest on the loan is recoverable. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income on non-accrual loans is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

  (i)
  Loans Held-for-Sale

    Certain loans that may be sold prior to maturity have been designated as held-for-sale at origination and are recorded at the lower of cost or fair value. A valuation allowance is established if the fair value of held-for-sale loans is lower than their cost, and is charged against operating income. The premium on the pro-rata principal of Small Business Administration ("SBA") and residential loans sold is recognized as gain on sale of loans. The discount related to the unsold principal of SBA loans is deferred and amortized over the remaining life of the loan as an adjustment to yield.

  (ii)
  Acquired Loans

    Acquired loans are recorded at fair value at the time they are acquired and any related allowance is not carried over at the acquisition date. At acquisition, acquired loans are segmented into two groups, loans with evidence of credit deterioration, and loan without evidence of credit deterioration. Purchased loans with evidence of credit deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30, "Loans and Debt Securities Acquired with

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Deteriorated Credit Quality" and are referred to herein as "ASC 310-30 loans." Acquired loans without evidence of credit deterioration are not accounted for under ASC 310-30 and are referred to as "Non-ASC 310-30 loans." At the time of acquisition, Non-ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed interest rate, payment type, and other factors. Management periodically reassess the net realizable value of Non-ASC 310-30 loan pools and records interest income resulting from the accretion of the purchase discount in accordance with ASC 310-20.

  (iii)
  Credit Impaired Loans (ASC 310-30 Loans)

    Purchased loans with evidence of credit deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans in accordance with ASC 310-30. At the time of acquisition, ASC 310-30 loans are aggregated into pools based on similar loan characteristics such as type of loans, variable or fixed interest rate, payment type, and other factors. The estimated cashflows expected for each pool is estimated at the time the loans are acquired. The excess of the cash flows expected to be collected on ASC 310-30 loans, measured as of the acquisition date, over the estimated fair value is referred to as the "accretable yield," and is recognized in interest income over the remaining life of the loan using a level yield method of accretion. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as "non-accretable difference," and is not accreted over time. For Non-ASC 310-30 loans, the difference between contractually required payments as of the acquisition date and the fair value is accreted over the remaining life of the loan using a level yield method of accretion.

    The Company estimates expected cash flows to be collected over the life of acquired loans on a recurring basis. If the Company determines that expected cashflows have decreased, ASC 310-30 loans would be considered further impaired which would result in a provision for loan losses and a corresponding increase in valuation allowance included in the allowance for loan losses. However, if expected cashflows have increased in subsequent evaluations, the Company will reduce any remaining valuation allowance. If a valuation allowance does not exist, the accretable yield will be recalculated to account for the increase in expected cashflows.

        Nonrefundable fees, net of incremental costs, associated with the origination of loans are deferred and recognized as an adjustment of the loan yield over the life of loans using the effective interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

        Allowance for Loan Losses and Loan Commitments—Based on the credit risk inherent in our lending business, we set aside allowance for losses on loans and loan commitments which are charged to earnings. These charges are not only made for the outstanding loan portfolio, but also for off-balance sheet loan commitments, such as commitments to extend credit or letters of credit. The charges made for the outstanding loan portfolio are recorded to the allowance for loan losses, whereas charges related to loan commitments are recorded as a reserve for loan commitments, which is presented as a component of other liabilities.

        The allowance for loan losses is comprised of two components the general valuation allowance ("GVA") and the specific valuation allowance ("SVA"). The GVA allowance is based on loans that are evaluated for losses in pools based on historical experience in addition to qualitative adjustments ("QA"),

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

or estimated losses from factors not captured by historical experience. The SVA portion of the allowance is based on the estimated losses on impaired loans that are individually evaluated. Management performs a review of the historical loss rates used in the GVA as well as the factors in our QA methodology on a quarterly basis due to the increased significance of GVA when estimating losses in the current economic environment.

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

  Pass Loans—Loans that are past due less than 30 days that do not exhibit signs of credit deterioration. The financial condition of the borrower is sound as is the status of any collateral. Loans secured by cash (principal and interest) also fall within this classification.

  Watch Loans—Performing loans with borrowers that have experienced adverse financial trends, higher debt/equity ratio, or weak liquidity positions, but not to the degree that the loan is considered a problem.

  Special Mention—Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank's risk exposure is documented for these loans.

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

        Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings ("TDR"). The Company considers all TDRs to be impaired and are therefore accounted for in the same manner as other impaired loans.

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

        Commercial and commercial real estate impaired loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, at the net present value of estimated future cash flows using the loan's existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

        TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

        Allowance for loan commitments represents reserves for unfunded loans commitments or lines of credit that are available but have not yet been utilized by the borrower. The allowance for unfunded loan commitments is calculated by breaking down commitments by loan classes and takes into account such factors as average three month utilization rate and historical losses. The allowance for loan commitments is reported separately from allowance for loan losses in other liabilities in the "Consolidated Statements of Financial Condition".

        Loan Commitments and Related Financial Instruments—Loan commitments and related financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the loss exposure before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

        Servicing Assets—Upon sales of SBA guaranteed and residential mortgage loans, the Company receives a fee for servicing the loans. A servicing asset is initially recorded at fair value with the income statement effect recorded in gain on sale of loans. Fair value is based on the present value of the contractually specified servicing fee, net of servicing cost, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates of the related loans. Any subsequent increase or decrease in fair value of servicing assets and liabilities is to be included with loan-related servicing fees on the Consolidated Statements of Income.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Real Estate Owned ("OREO")—OREO, which represents real estate acquired through foreclosures in satisfaction of commercial and real estate loans, are initially recorded at fair value less estimated selling costs of the property, establishing a new cost basis. The fair value of OREO is determined through appraisals or independent valuation. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell.

        Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are recorded in Consolidated Statements of Income for the current period.

        Mortgage Banking Derivatives—Mortgage banking derivatives are instruments used to hedge the risk to residential mortgage loans sales from changes in interest rates. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors, are both considered derivatives. The Company accounts for loan commitments related to the origination of mortgage loans that will be held-for-sale as derivatives at fair value on the balance sheet, with changes in fair value recorded in earnings. Commitments to originate mortgage loans that will be held for investment are not accounted for as derivatives and therefore are not recorded at fair value. Subsequent changes in the fair value of a derivative loan commitments are recognized in earnings in the period in which the changes occur.

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

        FHLB Stock—The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and both cash and stock dividends are reported as income. An impairment analysis of FHLB Stock is performed annually or when events or circumstances indicate possibility of impairment.

        Bank Owned Life Insurance ("BOLI") Obligation—The Company has purchased life insurance policies on certain key executives and Directors. BOLI is recorded at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. ASC 715-60-35, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," requires an employer to recognize obligations associated with endorsement split-dollar life insurance arrangements that extend into the participant's post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. During 2015, 2014, and 2013, the increase in BOLI expense related to the adoption of ASC 715-60-35 was $272,000, $155,000, and $563,000, respectively, which was included as part of the other expenses in the Consolidated Statements of Income. The accrued liabilities, included in other liabilities, totaled $4.9 million and $4.7 million, at December 31, 2015, and 2014, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Affordable Housing Partnerships Investments—The Company invests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the states of California, Texas, and New York. These investments are accounted for using the equity method of accounting. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The carrying value of such investments and commitments to fund investment in affordable housing is recorded as "Investment in affordable housing partnerships" in the Consolidated Statement of Financial Condition. Commitment to fund investments in affordable housing is also included in this line items but is also grossed up and recorded as a liability in "Commitments to fund affordable housing partnerships investments".

        Goodwill and Intangible Assets—The Company recognized goodwill in connection with the acquisition of Liberty Bank of New York in 2006, and subsequently in 2013 with the acquisitions of BankAsiana and Saehan. Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized. The goodwill impairment analysis is a two-step test. However, under ASU 2011-08 "Intangibles—Goodwill and Other", a company can first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. As such, we perform a qualitative assessment on goodwill at least annually. We are not required to calculate the fair value unless we determined, based on this qualitative assessment, that it is more-likely-than-not that the fair value related to goodwill is less than the carrying amount. The assessment of qualitative factors and goodwill testing involves significant judgment and assumptions by management to which there is always some degree of uncertainty. The Company assessed the qualitative factors related to goodwill and determined goodwill was more-than-likely not impaired at December 31, 2015. Goodwill is the only intangible asset with an indefinite life on our statement of financial condition.

        The Company evaluates the remaining useful lives of its core deposits intangibles asset and lease intangibles as required by ASC 350, "Intangibles—Goodwill and Other", to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has determined that a revision to estimates of the useful lives of its core deposits intangibles or lease intangibles was not required as of December 31, 2015.

        FDIC Indemnification Asset—With the acquisition of Mirae Bank, the Bank entered into a loss sharing agreement with the FDIC, whereby the FDIC shares in losses and recoveries on acquired loans. The Company accounted for the receivable balances under the loss sharing agreement as an FDIC Indemnification asset in accordance with ASC 805 "Business Combinations". The FDIC indemnification was accounted for on the date of the acquisition by adding the present value of all the cash flows that the Company expected to collect from the FDIC as stated in the loss sharing agreement. The FDIC indemnification balance declined as we received payments from the FDIC. In addition, the FDIC indemnification asset decreased and increased, as expected and actual cash flows increased and decreased, respectively, from what was expected at the time of acquisition.

        The loss sharing agreement with the FDIC related to losses on loans acquired from Mirae Bank expired in June 2014, although recoveries remain covered under the agreement for an additional three years from that time. Upon the expiration of the loss sharing agreement in respect to losses, the remaining

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balance of the FDIC indemnification assets was written down. At December 31, 2015, we no longer had an FDIC indemnification asset balance.

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

        Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. As of December 31, 2015, management performed an evaluation of all positive and negative evidence regarding the need for a valuation allowance. Positive evidence includes, but is not limited to, 12 quarters (three years) of cumulative positive pre-tax income, 19 continuous quarters of positive earnings, strengthening capital, significantly improved asset quality, and the removal of regulatory orders. Negative evidence includes uncertainty in the recovery or slow growth of U.S. economy, and increased regulatory scrutiny that can adversely affect future earnings. Based on this evaluation, management concluded that the aforementioned available positive evidence outweighed the negative evidence and that deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance was required.

        The Company adopted the provision of ASC 740-10-25, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with 740-10, "Accounting for Income Taxes". ASC 740-10-25 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. A tax position is recognized as a benefit only if it is "more-likely-than-not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more-likely-than-not" test, no tax benefit is recorded. The Company recognized an increase in the liability for unrecognized tax benefit of $5,000 from prior year tax positions, and a decrease in the liability for unrecognized tax benefit of $1.2 million due to settlements with federal and state tax authorities in 2015. As of December 31, 2015, the total unrecognized tax benefit that would affect the effective tax rate if recognized was $483,000. We expect the unrecognized tax benefits to decrease by approximately $483,000 over the next 12 months due to settlements with state tax authorities.

        Earnings per Common Share—Basic earnings per common share ("EPS") are computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that would then share in the earnings of the Company.

        Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on interest-only ("I/O") strips, BOLI unrecognized prior service cost, and unrealized gains and losses on securities available-for-sale. The accumulated change in other comprehensive income, net of tax, is recognized as a separate component of shareholders' equity.

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

        Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Recent Accounting Pronouncements

        In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Topic 825-10): "Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends the guidance on the classification and measurement of financial instruments. Some of the amendments in ASU 2016-01 include the following: 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effects of the ASU 2016-01 on its financial statements and disclosures, if any.

2. MERGERS AND ACQUISITIONS

Proposed Merger with BBCN Bancorp Inc.

        On December 7, 2015, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with BBCN Bancorp Inc. ("BBCN"). Subject to the terms and conditions of the Merger Agreement, which was approved by the board of directors of both the Company and BBCN, the Company will merge with and into BBCN, with BBCN being the surviving corporation. Concurrently with, or as soon as reasonably practicable after the consummation of the Merger, the Bank will merge with and into BBCN Bank, a California state-chartered bank and a wholly owned subsidiary of BBCN, with BBCN Bank being

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. MERGERS AND ACQUISITIONS (Continued)

the surviving bank, pursuant to a separate merger agreement between the Bank and BBCN Bank. The combined company will operate under a new name that will be determined prior to the closing.

        The consummation of the merger is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of the Company and BBCN, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by BBCN with respect to the stock to be issued in the merger. In addition, each party's obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards. The merger is expected to close in the second half of 2016.

        During the fourth quarter of 2015, the Company recorded $994,000 in merger related costs associated with the proposed merger with BBCN consisting mainly of legal and consulting fees related to due diligence and the signing and announcement of the merger agreement with BBCN. For more information on the merger, please see our Current Report on Form 8-K filed with the SEC on December 7, 2015.

Acquisition of Bank of Manhattan's Mortgage Lending Division

        During the first quarter of 2015, the Bank purchased certain assets and partially assumed the operations of Bank of Manhattan's Mortgage Lending Division ("Mortgage Division"). The Mortgage Division was first formed in 2010 and offers conforming, super-conforming, jumbo residential, and other residential mortgage products. The Bank acquired certain assets and liabilities of the Mortgage Division and hired approximately 30 employees consisting of loan managers, loan officers, and operations personnel. In connection with the acquisition, the Bank entered into a sublease agreement with Bank of Manhattan to operate from one of the Mortgage Division's locations in Southern California. The Mortgage Division has been integrated into the Bank's existing Mortgage Department, substantially increasing the Bank's mortgage lending origination platform.

        The acquisition was accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting and was recorded at estimated fair value on the date of the transaction. The transaction resulted in only the acquisition of fixed assets related to the three locations acquired by the Bank. There were no loans or loan commitments acquired in the transaction. The total purchase price paid to Bank of Manhattan for the transaction was $20,000.

2013 Acquisitions of BankAsiana and Saehan Bancorp

        On October 1, 2013, the Company acquired BankAsiana for approximately $32.5 million, or $14.25 per share of BankAsiana's common stock. The entire consideration was paid to BankAsiana shareholders in cash. BankAsiana was a New Jersey state chartered commercial bank serving the East Coast Korean-American community with three branch offices, two in New Jersey, and one in New York.

        On November 20, 2013, the Company acquired Saehan Bancorp, Inc. ("Saehan") for approximately $118.2 million. Pursuant to the merger agreement, Saehan shareholders had a right to elect to receive either (a) $0.4247 in cash, (b) 0.06080 shares of Wilshire common stock, or (c) a unit consisting of a mix of $0.21235 in cash and 0.03040 share of Wilshire common stock (subject to proration, adjustment and certain limitations set forth in the Merger Agreement), for each share of Saehan common stock. As a result, 7.2 million shares of the Company's common stock were issued to former Saehan shareholders at $9.40 per

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. MERGERS AND ACQUISITIONS (Continued)

share at the date of the acquisition for a total value of $67.8 million. In addition to the stock consideration, Saehan shareholders also received total cash consideration of $50.4 million. Saehan was headquartered in Los Angeles, California and its main subsidiary, Saehan Bank operated ten branches all located in Southern California, and two LPO offices located in the States of Washington and New York.

        The acquisition of BankAsiana helped to expand our market presence on the East Coast. The customer base and locations of BankAsiana's branches had significant overlap when compared to the Bank's East Coast customer base and branch locations. Saehan also had a similar customer base and operated in the same markets of our Southern California operations. Both acquisitions resulted in large cost savings synergies with consolidation and the potential for future growth. With the Company's level of excess capital at the time, the acquisitions fit well into the Company's growth strategy. The total fair value of assets acquired from BankAsiana and Saehan were $203.9 million and $589.1 million, respectively. We recorded goodwill of $10.8 million for the acquisition of BankAsiana and $50.0 million for the acquisition of Saehan. Total goodwill of $60.8 million from these two acquisitions is largely the result of the benefits discussed above as well as creating a platform for future operations and strengthening the Company's presence in existing markets. Goodwill is not amortized for book purposes and is not tax deductible.

Federally Assisted Acquisition of Mirae Bank

        The FDIC placed Mirae Bank ("Mirae") under receivership upon Mirae's closure by the California Department of Business Oversight ("DBO") at the close of business on June 26, 2009. The Bank purchased substantially all of Mirae's assets and assumed all of Mirae's deposits and certain other liabilities. Further, the Company entered into loss sharing agreements with the FDIC in connection with the Mirae acquisition. In June, 2014, the remaining loss-share agreement with the FDIC related to losses expired. As such, losses on loans acquired from Mirae Bank are no longer covered by the FDIC. However, recoveries will still be shared with the FDIC until June 2017.

        The table below reflects changes to the FDIC indemnification asset for years indicated:

FDIC Indemnification Asset

(Dollars in Thousands)

	2015	2014	2013
Beginning balance	$—	$4,856	$5,446
Additions resulting from charge-offs or impairment	—	143	3,021
Deletions from loans transferred to OREO	—	—	(48)
Payments and reimbursement received from the FDIC	—	(2,618)	(1,792)
Write-downs from impairment valuations	—	(597)	—
Write-downs resulting from loans sold or paid-off	—	(1,050)	(1,771)
Other write-downs	—	(734)	—

Ending balance	$—	$—	$4,856

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value. The fair value inputs of the instruments are classified and disclosed in one of the following categories pursuant to ASC 820:

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

  Investment securities—Investments securities are recorded at fair value pursuant to ASC 320-10 "Investments—Debt and Equity Securities." Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of December 31, 2015 and December 31, 2014 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

  Loans—The fair value of variable rate loans that have no significant changes in credit risk are based on the carrying value of the loans. The fair values of other loans are estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar risk characteristics. The aforementioned fair valuation technique results in a Level 3 classification. See below for loans held-for-sale and impaired loans.

  Loans held-for-sale (excluding impaired loans held-for-sale)—SBA loans and mortgage loans that are held-for-sale are reported at the lower of cost or fair value. Fair value is determined based on quotes, bids, or indications directly from potential purchasing parties. We record SBA and mortgage loans held-for-sale as non-recurring Level 2 measurement inputs.

  Impaired loans—At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans that are carried at fair value generally having had a charge-off through the allowance for loan losses or a specific valuation allowance. The fair value of impaired loans that are not collateral dependent are measured based on the present value of estimated cash flows. For collateral dependent loans, the fair value is commonly based on recent real estate appraisals of underlying collateral. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may also be valued using an appraisal, net book value per the borrower's financial statements or aging reports, adjusted or discounted based on management's historical knowledge, based on changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and are adjustments are recorded accordingly.

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

  Due from customers on acceptances and acceptances outstanding—The carrying value of due from customers on acceptances and acceptances outstanding are approximately equal to the fair value, resulting in a Level 1 classification.

  Mortgage banking derivatives—Mortgage banking derivative instruments consist of interest rate lock commitments and forward sale contracts that trade in liquid markets. The fair value is based on the prices available from third party investors. Due to the observable nature of the inputs used in deriving the fair value, the valuation of mortgage banking derivatives are classified as Level 2.

  Non-interest-bearings deposits—The carrying value of our non-interest-bearings deposits is approximately equal to the fair value resulting in a Level 1 classification.

  Interest-bearings deposits—The fair value of money market and savings accounts is estimated to be the amount that is payable on demand as of the reporting date resulting in Level 2 classification. Fair value for fixed-rate time deposits is estimated using a discounted cash flow analysis which utilizes current interest rates offered on deposits of similar maturities resulting in a Level 2 classification.

  Junior subordinated debentures—The fair value for junior subordinated debentures is derived from a discounted cash flow analysis based on current rates that are given for securities with similar risk characteristics, resulting in a Level 2 classification.

  Short-term FHLB advances—The carrying value of our short-term FHLB advances is approximately equal to the fair value as the borrowings are usually variable rate and are renewed daily. As such, these liabilities have a Level 1 classification.

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

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The tables below summarize the valuation of the Company's financial instruments measured on a recurring basis by the above ASC 820-10 fair value hierarchy levels as of December 31, 2015 and December 31, 2014:

Financial Instruments Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Fair Value Measurements Using:
As of December 31, 2015	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$73,835	$—	$73,835	$—
Mortgage-backed securities (residential)	171,698	—	171,698	—
Collateralized mortgage obligations (residential)	251,395	—	251,395	—
Corporate securities	15,260	—	15,260	—
Municipal bonds	23,336	—	23,336	—
Servicing assets	19,894	—	—	19,894
Mortgage banking derivative assets	222	—	222	—
Mortgage banking derivative liabilities	(16)	—	(16)	—

	Fair Value Measurements Using:
As of December 31, 2014	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$100,362	$—	$100,362	$—
Mortgage-backed securities (residential)	83,367	—	83,367	—
Collateralized mortgage obligations (residential)	163,079	—	163,079	—
Corporate securities	15,514	—	15,514	—
Municipal bonds	26,045	—	26,045	—
Servicing assets	18,031	—	—	18,031

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Servicing assets measured at fair value on a recurring basis, which were deemed to have Level 3 fair value inputs when determining valuation, are identified in the table below with a summary of changes in fair value for the years ended December 31, 2015 and December 31, 2014:

	Twelve Months Ended December 31,
(Dollars in Thousands)	2015	2014
Servicing Assets:
Balance at beginning of period	$18,031	$16,108
Net realized losses in net income	(1,166)	(1,062)
Net purchases, sales, and settlement	3,029	2,985
Transfers in or out of Level 3	—	—

Balance at end period	$19,894	$18,031

Net cumulative unrealized loss in accumulated other comprehensive income (loss)	$—	$—

        We had no transfers of financial instruments between Levels 1, 2, and 3 during the years ended December 31, 2015 and December 31, 2014.

        At December 31, 2015, we had approximately $35.7 million in interest rate lock commitments, and $17.1 million in total forward sales commitments, for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was recorded as a derivative asset of $222,000 and a derivative liability of $16,000. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of mortgage banking derivatives are included in the Consolidated Statements of Income as "net change in fair value of derivatives," a component of non-interest income. There were no mortgage banking derivatives for the year ended December 31, 2014.

        The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of December 31, 2015		As of December 31, 2014
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$15,481	$197	$—	$—
Forward sale contracts related to mortgage banking:	$9,682	$25	$—	$—
Liabilities:
Interest rate lock commitments	$1,622	$(3)	$—	$—
Forward sale contracts related to mortgage banking:	$7,421	$(13)	$—	$—

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The tables below present assets measured at estimated fair value on a non-recurring basis and the total losses resulting from these fair value adjustments for each of the twelve month ended December 31, 2015 and December 31, 2014:

Assets Measured at Fair Value on a Non-Recurring Basis

(Dollars in Thousands)

As of December 31, 2015

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$4,219	$4,219	$(405)
OREO:
Commercial Real Estate	—	—	147	147	(188)

Total	$—	$—	$4,366	4,366	$(593)

As of December 31, 2014

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$6,563	$6,563	$(3,698)
Residential Real Estate	—	—	266	266	(179)
OREO:
Commercial Real Estate	—	—	2,770	2,770	(406)

Total	$—	$—	$9,599	$9,599	$(4,283)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        Quantitative information about the significant unobservable inputs used in the fair value measurement for Level 3 asset and liabilities measured on a recurring and non-recurring basis at December 31, 2015 and December 31, 2014 is presented in the table below:

As of December 31, 2015

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$19,894	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	7.2% - 9.0%
Collateral dependent impaired loans:
Commercial Real Estate	4,219	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.7%*
OREO:
Commercial Real Estate	147	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	8.0%*

As of December 31, 2014

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$18,031	Discounted cash flow	Discount rate	4.0% - 9.3%
			Constant prepayment rate	8.8% - 9.4%
Collateral dependent impaired loans:
Commercial Real Estate	6,563	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.6%*
Residential Real Estate	266	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	46.8%*
OREO:
Commercial Real Estate	2,770	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	23.3%*

*
Represents weighted average percentage

        The fair value estimates presented herein are based on pertinent information available to management at December 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

        The fair value of OREO and collateral-dependent impaired loans are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches, including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may also utilize an income approach, such as the discounted cash flow method, to estimate future income, profits, or cash flows. Appraisals may include an 'as is' sales comparison approach, and an 'upon completion' valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions that exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.

        The fair value of servicing assets are measured using discounted cash flow valuation. This method requires generating cash flow projections over multiple interest rate scenarios and discounting those cash flows at a risk adjusted rate. As such, increases or decrease in cash flow inputs, including changes to the discount rate and constant prepayment rate, will have a corresponding impact to the fair value of these assets.

        The table below is a summary of fair value estimates at December 31, 2015 and December 31, 2014, for financial instruments, as defined by ASC 825-10 "Financial Instruments". During years ended

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR VALUE MEASUREMENTS FOR FINANCIAL ASSETS AND LIABILITIES (Continued)

December 31, 2015 and December 31, 2014, there were no transfers of financial assets between Level 1 and Level 2.

		December 31, 2015		December 31, 2014
(Dollars in Thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$118,089	$118,089	$233,699	$233,699
Federal funds sold	Level 1	104	104	254	254
Deposits held in other financial institutions	Level 1	—	—	8,000	8,000
Investment securities available-for-sale	Level 2	535,524	535,524	388,367	388,367
Investment securities held-to-maturity	Level 2	21	22	26	28
Loans held-for-sale	Level 2	25,223	26,015	11,783	12,965
Loans receivable-net	Level 3	3,767,299	3,781,007	3,259,673	3,270,398
FHLB stock	N/A	16,539	N/A	16,539	N/A
Accrued interest receivable	Level 2/3	9,226	9,226	8,792	8,792
Mortgage banking derivatives	Level 2	222	222	—	—
Due from customers on acceptances	Level 1	7,250	7,250	5,611	5,611
Liabilities:
Non-interest-bearing deposits	Level 1	$1,088,436	$1,088,436	$915,413	$915,413
Interest-bearing deposits	Level 2	2,751,440	2,703,476	2,485,846	2,454,488
Junior subordinated debentures	Level 2	72,016	65,722	71,779	65,834
Short-term FHLB advances	Level 1	70,000	70,000	100,000	100,000
Long-term FHLB advances	Level 2	150,000	152,359	50,000	48,698
Accrued interest payable	Level 1/2	2,105	2,105	2,228	2,228
Mortgage banking derivatives	Level 2	16	16	—	—
Acceptances outstanding	Level 1	7,250	7,250	5,611	5,611

4. INVESTMENT SECURITIES

        The following is a summary of the Company's investment securities at December 31, 2015 and 2014:

December 31, 2015 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$73,828	$87	$(80)	$73,835
Mortgage-backed securities (residential)	171,781	655	(738)	171,698
Collateralized mortgage obligations (residential)	250,809	1,651	(1,065)	251,395
Corporate securities	15,015	245	—	15,260
Municipal bonds	21,558	1,778	—	23,336

Total	$532,991	$4,416	$(1,883)	$535,524

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$21	$1	$—	$22

Total	$21	$1	$—	$22

December 31, 2014 (Dollars in Thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available-for-sale:
Securities of government sponsored enterprises	$100,792	$60	$(490)	$100,362
Mortgage-backed securities (residential)	82,454	1,060	(147)	83,367
Collateralized mortgage obligations (residential)	161,584	2,152	(657)	163,079
Corporate securities	14,994	520	—	15,514
Municipal bonds	23,966	2,079	—	26,045

Total	$383,790	$5,871	$(1,294)	$388,367

	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized Loss	Fair Value
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$26	$2	$—	$28

Total	$26	$2	$—	$28

        Held-to-maturity securities, which are carried and reported at amortized cost, decreased from $26,000 at December 31, 2014, to $21,000 at December 31, 2015. The $5,000 reduction in 2015 was due to principal pay-downs received during the year. Available-for-sale securities, stated at fair value, increased to $535.5 million at December 31, 2015, from $388.4 million at December 31, 2014.

        There were no investment securities sold during 2015 or 2014. During the twelve months ended December 31, 2013, we sold four investment securities, the net of which did not result in a gain or loss. There were no realized gains on the sale or call of securities in 2015 or 2014. Net realized gains from called investment securities totaled $19,000 for the year ended December 31, 2013. Investment securities transactions are accounted for using "trade date" accounting.

        At year-end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

        The following tables summarize securities with unrealized losses aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	Less than 12 months		12 months or longer		Total
December 31, 2015 (Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Securities of government sponsored enterprises	$29,834	$(80)	$—	$—	$29,834	$(80)
Mortgage-backed securities (residential)	141,282	(738)	—	—	141,282	(738)
Collateralized mortgage obligations (residential)	111,746	(720)	12,371	(345)	124,117	(1,065)

Total	$282,862	$(1,538)	$12,371	$(345)	$295,233	$(1,883)

	Less than 12 months		12 months or longer		Total
December 31, 2014 (Dollars in Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Securities of government sponsored enterprises	$37,523	$(477)	$6,988	$(13)	$44,511	$(490)
Mortgage-backed securities (residential)	34,911	(147)	—	—	34,911	(147)
Collateralized mortgage obligations (residential)	22,813	(588)	27,955	(69)	50,768	(657)

Total	$95,247	$(1,212)	$34,943	$(82)	$130,190	$(1,294)

        Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the Consolidated Statements of Income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes. In estimating OTTI losses, the Company considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the Company's intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

        The Company performs an evaluation of the investment portfolio in assessing individual positions that have fair values that have declined below cost. In assessing whether there is OTTI, the Company considers:

  •
  Whether or not all contractual cash flows due on a security will be collected

  •
  The Company's positive intent and ability to hold the debt security until recovery in fair value or maturity

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

        A number of other factors are considered in the analysis, including but not limited to:

  •
  Issuer's credit rating

  •
  Likelihood of the issuer's default or bankruptcy

  •
  Collateral underlying the security

  •
  Industry in which the issuer operates

  •
  Nature of the investment

  •
  Severity and duration of the decline in fair value

  •
  Analysis of the average life and effective maturity of the security

        The Company does not believe that any individual unrealized loss as of December 31, 2015 and 2014 represent an OTTI. An OTTI is recognized if the fair value of a debt security is lower than the amortized cost and the debt security will be sold, it is more-likely-than-not, that it will be required to sell the security before recovering the amortized cost, or if it is expected that not all of the amortized cost will be recovered. Credit related declines in the fair value of debt securities below their amortized cost that are deemed to be other-than-temporary are reflected in earnings as realized losses in the Consolidated Statements of Income. Declines related to factors aside from credit issues are reflected in other comprehensive income, net of taxes.

        The amortized cost and estimated fair value of total investment securities by their contractual maturities are shown below at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$7,898	$7,986	$1,915	$1,917
Due after one year through five years	23,007	23,238	38,241	38,799
Due after five years through ten years	76,065	77,200	86,874	87,008
Due after ten years	426,021	427,100	256,760	260,643

Total	$532,991	535,524	$383,790	$388,367

Held-to-maturity:
Due after ten years	$21	$22	$26	$28

Total	$21	$22	$26	$28

        The actual maturities of our mortgage-backed securities and collateralized mortgage obligations can differ from their stated contractual maturities because the underlying borrowers have the right to prepay on their obligations. The yields on the carrying value of these securities may also be affected by

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENT SECURITIES (Continued)

prepayments and changes in interest rates. The contractual maturities of our mortgage-backed securities and collateralized mortgage obligations at December 31, 2015 are presented in the table below:

	Mortgage-Backed Securities		Collateralized Mortgage Obligations
December 31, 2015 (Dollars in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$1	$1	$—	$—
Due after one year through five years	44	46	—	—
Due after five years through ten years	1,614	1,687	7,535	7,818
Due after ten years	170,122	169,964	243,274	243,577

Total	$171,781	$171,698	$250,809	$251,395

Held-to-maturity:
Due after ten years	$—	$—	$21	$22

Total	$—	$—	$21	$22

        Securities with fair values of approximately $425.1 million and $373.5 million, were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2015 and 2014, respectively. Of the $425.1 million in investments that were pledged at December 31, 2015, $353.9 million were pledged to secure deposits. In addition to securing deposits, $48.2 million in investments were pledged at the FHLB of San Francisco, $13.1 million were pledged at the Federal Reserve Bank Discount Window, $9.5 million were pledged against secured borrowing lines available at our correspondent banks, and $376,000 were pledged at the New Jersey Department of Banking and Insurance.

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES

        The following note disclosure breaks out the Company's loan portfolio in segments and classes. Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for losses on loans and loan commitments. Classes are a disaggregation of the portfolio segments. The Company's loan portfolio segments are:

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

        We originate mortgage loans secured by a first deed of trust on single family residences under variety of loan products including fixed rate and adjustable rate mortgages with either 30 year or 15 year terms. Adjustable rate mortgage loans are offered with flexible initial and periodic adjustments ranging from five to seven years.

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

        The following is a summary of the loan portfolio by loan type for the dates indicated:

	December 31, 2015		December 31, 2014
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held for Sale	Loans Receivable
Construction loans	$—	$21,025	$—	$22,635
Real estate secured loans	23,440	3,000,181	10,855	2,662,129
Commercial and industrial loans	1,783	793,989	928	612,394
Consumer loans	—	15,132	—	21,069

Gross Loans	25,223	3,830,327	11,783	3,318,227
Allowance for loan losses	—	(52,405)	—	(48,624)
Deferred loan fees & unearned income	—	(10,623)	—	(9,930)

Net loans	$25,223	$3,767,299	$11,783	$3,259,673

        Total gross real estate secured loans and commercial and industrial loans (before allowance for loan losses and deferred loan fee and unearned income) are further broken down by class as follows:

	December 31, 2015		December 31, 2014
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held-For-Sale	Loans Receivable
Real Estate Secured Loans:
Residential real estate	$19,686	$269,117	$661	$161,316
SBA real estate	3,754	166,269	10,194	170,907
Gas station	—	177,191	—	141,712
Carwash	—	51,475	—	56,357
Hotel/Motel	—	309,247	—	203,550
Land	—	18,513	—	24,601
Other	—	2,008,369	—	1,903,686

Total real estate secured	$23,440	$3,000,181	$10,855	$2,662,129

	December 31, 2015		December 31, 2014
(Dollars in Thousands)	Loans Held-For-Sale	Loans Receivable	Loans Held-For-Sale	Loans Receivable
Commercial & Industrial Loans:
SBA commercial	$1,783	$39,639	$928	$41,936
Other commercial	—	754,350	—	570,458

Total commercial & industrial	$1,783	$793,989	$928	$612,394

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2015 and 2014, the Company serviced loans sold to unaffiliated parties in the amounts of $775.9 million and $727.9 million, respectively.

        The following table shows the carrying amount of loans acquired through acquisitions and legacy loans for the dates indicated:

	At December 31, 2015
	Loans Acquired From Former:
				Legacy Wilshire Loans
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan		Total
Construction loans	$—	$—	$—	$21,025	$21,025
Real estate secured loans	24,097	81,698	242,868	2,674,958	3,023,621
Commercial and industrial loans	778	12,042	11,000	771,952	795,772
Consumer loans	—	—	244	14,888	15,132

Gross loans	24,875	93,740	254,112	3,482,823	3,855,550
Deferred loan fees and unearned Income	—	—	—	(10,623)	(10,623)

Total loans	24,875	93,740	254,112	3,472,200	3,844,927
Allowance for loan losses	(1,179)	(332)	(385)	(50,509)	(52,405)

Net loans	$23,696	$93,408	$253,727	$3,421,691	$3,792,522

Held-for-sale loans included above	$—	$—	$—	$25,223	$25,223

	At December 31, 2014
	Loans Acquired From Former:
				Legacy Wilshire Loans
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan		Total
Construction loans	$—	$3,947	$—	$18,688	$22,635
Real estate secured loans	38,546	101,100	303,699	2,229,639	2,672,984
Commercial and industrial loans	2,607	20,749	18,672	571,294	613,322
Consumer loans	—	—	646	20,423	21,069

Gross loans	41,153	125,796	323,017	2,840,044	3,330,010
Deferred loan fees and unearned income	—	—	—	(9,930)	(9,930)

Total loans	41,153	125,796	323,017	2,830,114	3,320,080
Allowance for loan losses	(416)	(769)	(1,281)	(46,158)	(48,624)

Net loans	$40,737	$125,027	$321,736	$2,783,956	$3,271,456

Held-for-sale loans included above	$—	$—	$—	$11,783	$11,783

        In accordance with ASC 310-30, acquired loans were divided into "ASC 310-30" and "Non-ASC 310-30", of which ASC 310-30 loans are loans with evidence of deterioration of credit quality, and that it was probable at the time of acquisition, that the Company would be unable to collect all contractually required payments receivable. In contrast, non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans. The Company acquired loans with evidence of deterioration of

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

credit quality through the acquisitions of Mirae Bank in 2009 and BankAsiana and Saehan in 2013. The outstanding balance of acquired loans broken down by ASC 310-30 and Non-ASC 310-30 loans is presented in the following table for the periods indicated:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Non-ASC 310-30 loans	$372,040	$488,625	$616,500
ASC 310-30 loans	687	1,341	2,686

Total acquired loan balance	$372,727	$489,966	$619,186

        The loan portfolios acquired from former Mirae Bank, BankAsiana, and Saehan were all acquired at a discount. The discounts recorded at the time of acquisitions for former Mirae Bank, BankAsiana, and Saehan totaled $54.9 million, $9.2 million, and $27.7 million, respectively. Discount accretion recognized as interest income on acquired loans for the years ended December 31, 2015, 2014, and 2013, totaled $8.0 million, $11.2 million, and $2.5 million, respectively. Changes to the discount on acquired loans for the periods indicated is presented in the table below:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$22,056	$34,201	$3,448
Discount on loans acquired from Saehan	—	—	27,733
Discount on loans acquired from BankAsiana	—	—	9,168
Discount accretion income recognized	(7,958)	(11,214)	(2,463)
Disposals related to charge-offs	(195)	(931)	(3,685)
Disposals related to loan sales	—	—	—

Balance at end of period	$13,903	$22,056	$34,201

        The following table is a breakdown of changes to the accretable portion of the discount on acquired loans for periods indicated:

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$20,400	$31,450	$3,275
Accretable portion of discount on loans acquired from Saehan	—	—	24,304
Accretable portion of discount on loans acquired from BankAsiana	—	—	7,214
Discount accretion income recognized	(7,502)	(10,546)	(2,463)
Disposals related to charge-offs	(40)	(504)	(880)

Balance at end of period	$12,858	$20,400	$31,450

        The Company evaluates credit risks associated with the commitments to extend credit and letters of credit at the same time it evaluates credit risk associated with the rest of the loan portfolio. However, the

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

allowances necessary for the commitments are reported separately in other liabilities in the accompanying Statements of Financial Condition and are not part of the allowance for loan losses.

        The activity in the allowance for unfunded loan commitments was as follows for the years ended:

(Dollars in Thousands)	2015	2014	2013
Balance—beginning of year	$1,061	$1,061	$1,061
Provision for losses on unfunded loan commitments	200	—	—

Balance—end of year	$1,261	$1,061	$1,061

        The following tables represent the roll-forward of the allowance for loan losses at December 31, 2015, 2014, and 2013 by loan type:

	December 31, 2015
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance at beginning of year	$220	$31,889	$16,302	$213	$48,624
Total charge-offs	—	(1,192)	(3,971)	—	(5,163)
Total recoveries	—	6,272	2,162	10	8,444
(Credit) provision for loan losses	(1)	(3,139)	3,722	(82)	500

Balance at end of year	$219	$33,830	$18,215	$141	$52,405

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance at beginning of year	$814	$41,401	$11,238	$110	$53,563
Total charge-offs	—	(8,076)	(3,451)	(1)	(11,528)
Total recoveries	—	3,501	3,072	16	6,589
(Credit) provision for loan losses	(594)	(4,937)	5,443	88	—

Balance at end of year	$220	$31,889	$16,302	$213	$48,624

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance at beginning of year	$453	$49,956	$12,737	$139	$63,285
Total charge-offs	—	(11,063)	(3,690)	(3)	(14,756)
Total recoveries	—	2,741	2,280	13	5,034
Provision (credit) for loan losses	361	(233)	(89)	(39)	—

Balance at end of year	$814	$41,401	$11,238	$110	$53,563

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The tables below represent the breakdown of the allowance for loan losses by specific valuation allowance and general valuation allowance by loan segment (excluding loans held-for-sale) for each of the three years ended December 31, 2015, 2014, and 2013:

	December 31, 2015
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Gross Loans Receivable
Impaired loans	$—	$36,572	$19,303	$—	$55,875
Specific valuation allowance	$—	$1,574	$7,547	$—	$9,121
Coverage ratio	0.00%	4.30%	39.10%	0.00%	16.32%
Non-impaired loans	$21,025	$2,963,609	$774,686	$15,132	$3,774,452
General valuation allowance	$219	$32,256	$10,668	$141	$43,284
Coverage ratio	1.04%	1.09%	1.38%	0.93%	1.15%
Gross loans receivable	$21,025	$3,000,181	$793,989	$15,132	$3,830,327
Allowance for loan losses	$219	$33,830	$18,215	$141	$52,405
Allowance coverage ratio	1.04%	1.13%	2.29%	0.93%	1.37%

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Gross Loans Receivable
Impaired loans	$—	$52,510	$17,371	$—	$69,881
Specific valuation allowance	$—	$1,886	$7,123	$—	$9,009
Coverage ratio	0.00%	3.59%	41.01%	0.00%	12.89%
Non-impaired loans	$22,635	$2,609,619	$595,023	$21,069	$3,248,346
General valuation allowance	$220	$30,003	$9,179	$213	$39,615
Coverage ratio	0.97%	1.15%	1.54%	1.01%	1.22%
Gross loans receivable	$22,635	$2,662,129	$612,394	$21,069	$3,318,227
Allowance for loan losses	$220	$31,889	$16,302	$213	$48,624
Allowance coverage ratio	0.97%	1.20%	2.66%	1.01%	1.47%

	December 31, 2013
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Impaired loans	$2,471	$63,363	$6,980	$—	$72,814
Specific valuation allowance	$—	$1,857	$1,958	$—	$3,815
Coverage ratio	0.00%	2.93%	28.05%	0.00%	5.24%
Non-impaired loans	$37,896	$2,268,758	$430,544	$14,694	$2,751,892
General valuation allowance	$814	$39,544	$9,280	$110	$49,748
Coverage ratio	2.15%	1.74%	2.16%	0.75%	1.81%
Gross loans receivable	$40,367	$2,332,121	$437,524	$14,694	$2,824,706
Allowance for loan losses	$814	$41,401	$11,238	$110	$53,563
Allowance coverage ratio	2.02%	1.78%	2.57%	0.75%	1.90%

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        At December 31, 2015 and December 31, 2014, ASC 310-30 loans totaled $687,000 and $1.3 million, respectively. These loans had an allowance for loan losses of $3,000 at December 31, 2015 and $253,000 at December 31, 2014. The following is a breakdown of loan balances for loans acquired with deteriorated credit quality at December 31, 2015 and December 31, 2014:

	December 31, 2015
(Dollars in Thousands)	Construction Loans		Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$		$666	$21	$—	$687

Total Allowance for Loans Acquired With Deteriorated Credit Quality		$—	$—	$3	$—	$3

	December 31, 2014
(Dollars in Thousands)	Construction Loans	Real Estate Secured Loans	Commercial & Industrial Loans	Consumer Loans	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$1,266	$75	$—	$1,341

Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$220	$33	$—	$253

        The table below is a summary of impaired loans at their recorded investment (or net principal balance), with and without specific reserves, as of December 31, 2015 and 2014. The recorded investment in loans excludes adjustments for accrued interest receivable and net deferred fees as these are not deemed significant to the presentation.

	Balance For Year Ended
(Dollars in Thousands)	December 31, 2015	December 31, 2014
With Specific Reserves
Without Charge-Offs	$20,434	$21,597
With Charge-Offs	960	295
Without Specific Reserves
Without Charge-Offs	27,379	31,335
With Charge-Offs	7,102	16,654

Total Impaired Loans	55,875	69,881
Allowance on Impaired Loans	(9,121)	(9,009)

Impaired Loans Net of Allowance*	$46,754	$60,872

*
Balances net of SBA guaranteed portions totaled $52.0 million and $65.6 million at December 31, 2015 and December 31, 2014, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The cash basis income recognized from impaired loans for the years ended December 31, 2015, 2014, and 2013 were $1.6 million, $2.9 million, and $1.2 million, respectively.

        The recorded investment of impaired loans with specific reserves and those without specific reserves as of December 31, 2015 and 2014 is presented in the following table by loan class:

	December 31, 2015			December 31, 2014
(Dollars In Thousands)	Balance	Related Allowance	Average Balance	Balance	Related Allowance	Average Balance
With Specific Reserves
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	272	6	379
SBA Real Estate	2,601	808	3,359	1,145	310	1,220
Gas Station	2,102	417	2,224	640	65	650
Carwash	—	—	—	—	—	—
Hotel/Motel	—	—	—	2,104	469	2,068
Land	—	—	—	—	—	—
Other	2,311	349	2,362	5,950	1,036	6,051
Commercial & Industrial:
SBA Commercial	1,098	733	1,770	941	725	1,041
Commercial	13,282	6,814	14,124	10,840	6,398	14,016

Total With Related Allowance	21,394	9,121	23,839	21,892	9,009	25,425
Without Specific Reserves
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	320	—	379	561	—	580
SBA Real Estate	6,157	—	9,465	7,781	—	6,336
Gas Station	1,235	—	1,251	4,765	—	5,086
Carwash	3,702	—	3,852	5,626	—	6,128
Hotel/Motel	3,510	—	3,775	3,629	—	3,873
Land	—	—	—	258	—	262
Other	14,634	—	16,810	19,779	—	22,551
Commercial & Industrial:
SBA Commercial	298	—	433	446	—	516
Commercial	4,625	—	6,877	5,144	—	5,720

Total Without Related Allowance	34,481	—	42,842	47,989	—	51,052

Total Impaired Loans	$55,875	$9,121	$66,681	$69,881	$9,009	$76,477

        At December 31, 2015, ASC 310-30 loans acquired from Mirae Bank totaled $358,000, ASC 310-30 loans acquired from BankAsiana totaled $21,000, and ASC 310-30 loans acquired from Saehan totaled $308,000. At December 31, 2015, specific reserves for ASC 310-30 loans totaled $3,000, all which was related to loans acquired from former Saehan. At December 31, 2014, ASC 310-30 loans acquired from

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

Mirae Bank totaled $442,000, ASC 310-30 loans acquired from BankAsiana totaled $406,000, and ASC 310-30 loans acquired from Saehan totaled $493,000. At December 31, 2014, ASC 310-30 loans had a specific reserves of $253,000 consisting of $241,000 for former BankAsiana ASC 310-30 loans and $12,000 related to Saehan ASC 310-30 loans.

        A restructuring of a debt constitutes a TDR if the Company for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Restructured loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are accounted for in accordance with ASC 310-10-35, and are considered impaired and measured for specific impairment.

        The following table summarizes the recorded investment, net of SBA guaranteed portions, in TDR loans by type for the dates indicated:

(Dollars In Thousands, Net of SBA Guarantee)	December 31, 2015	December 31, 2014
Real Estate Secured	$22,311	$25,096
Commercial & Industrial	15,681	12,014

Total TDRs	$37,992	$37,110

        Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired by the Company regardless of whether it is performing or non-performing. At December 31, 2015, the balance of non-accrual TDR loans totaled $8.2 million, and TDRs performing in accordance with their modified terms totaled $29.8 million. At December 31, 2014, the balance of non-accrual TDR loans totaled $9.5 million, and TDR loans performing in accordance with their modified terms totaled $27.6 million.

        For each of the years ended December 31, 2015, 2014, and 2013, all the Company's TDR loans had modifications of one or a combination of the following concessions: a permanent reduction of the recorded investment in the loan; an extension of the maturity date; or a reduction of the stated interest rate of the loan. A reduction of the recorded investment in a loan usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual terms. Interest rate concessions consist of TDR loans that are restructured with lower interest rates than the original terms of the loans and lower than the current market interest rates for loans with similar risk characteristics.

        The following tables represent the total recorded investment, net of SBA guaranteed portions, in TDR loans by types of concessions made for the dates indicated:

	December 31, 2015
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$10,894	$11,417	$—	$22,311
Commercial & Industrial	1,999	11,914	1,768	15,681

Total TDR Loans	$12,893	$23,331	$1,768	$37,992

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

*
SBA guaranteed portions totaled $2.4 million and $1.6 million, at December 31, 2015 and December 31, 2014, respectively.

        The following table represents the roll-forward of TDR loans with additions and reductions for the years ended December 31, 2015 and December 31, 2014:

(Dollars in Thousands, Net of SBA Guarantee)	December 31, 2015	December 31, 2014
Balance at Beginning of Period	$37,110	$36,220
New TDR Loans Added	15,330	14,565
Reductions Due to Sales	(2,626)	(4,308)
TDR Loans Paid Off	(8,622)	(4,328)
Reductions Due to Charge-Offs	(670)	(2,184)
Other Changes (Payments, Amortization, & Other)	(2,530)	(2,855)

Balance at End of Period	$37,992	$37,110

        The following tables below show the pre-modification and post-modification balances and types of concessions provided for new TDR loans that were modified during the years ended December 31, 2015, 2014, and 2013:

	December 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$1,753	$6,157	$402	$8,312
Commercial & Industrial	220	7,339	—	7,559

Total TDR Loans	$1,973	$13,496	$402	$15,871

Post-Modification Balance:
Real Estate Secured	$1,750	$6,669	$401	$8,820
Commercial & Industrial	218	6,292	—	6,510

Total TDR Loans	$1,968	$12,961	$401	$15,330

Number of Loans:
Real Estate Secured	7	5	1	13
Commercial & Industrial	7	24	—	31

Total TDR Loans	14	29	1	44

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

        The TDR loans in the preceding tables increased the allowance for loan losses by $2.8 million, $2.6 million, and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Charge-offs related to new TDR loans for the years ended December 31, 2015, 2014, and 2013, totaled $252,000, $928,000, and $75,000, respectively

        The tables below summarize TDR loans that were modified in the 12 months preceding the dates indicated and also had payment defaults during that same period. A loan is considered to be in payment default once it is 90 days or more contractually past due under the modified terms, or if the loan has been transferred to non-accrual status. Loans that are classified as non-accrual usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be deemed a

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments.

	TDRs With Payment Defaults During the Year Ended December 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$1,175	$—	$1,175
Commercial & Industrial	16	65	—	81

Total TDRs Defaulted	$16	$1,240	$—	$1,256

Post-Modification Balance:
Real Estate Secured	$—	$1,162	$—	$1,162
Commercial & Industrial	16	61	—	77

Total TDRs Defaulted	$16	$1,223	$—	$1,239

Number of Loans:
Real Estate Secured	—	3	—	3
Commercial & Industrial	1	1	—	2

Total TDRs Defaulted Loans	1	4	—	5

	TDRs With Payment Defaults During the Year Ended December 31, 2014
(Dollars in Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$691	$4,335	$5,026
Commercial & Industrial	25	19	—	44

Total TDRs Defaulted	$25	$710	$4,335	$5,070

Post-Modification Balance:
Real Estate Secured	$—	$688	$4,335	$5,023
Commercial & Industrial	24	19	—	43

Total TDRs Defaulted	$24	$707	$4,335	$5,066

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	2	1	—	3

Total TDRs Defaulted Loans	2	3	1	6

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

        TDR loans that subsequently defaulted for years ended December 31, 2015 and December 31, 2013, resulted in an allowance for loan losses of $34,000 and $339,000, respectively. The TDR loans that subsequently defaulted for the year ended December 31, 2014 did not have an impact to the allowance for loan losses. There were no charge-offs related to new TDR loans that defaulted in the year ended December 31, 2015. Total charges-offs related to new TDR loans that subsequently defaulted during the years ended December 31, 2014 and 2013, totaled $928,000 and $75,000, respectively.

        The terms of certain other loans were modified that did not meet the definition of a TDR. These loans had a total recorded investment as of December 31, 2015, 2014, and 2013, of $35.7 million, $107.5 million, and $107.5 million, respectively. Theses loan modifications were to borrowers who were not experiencing financial difficulties or had three to six month payment delays which were considered to be insignificant.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following tables provide information on non-accrual loans and loans 90 days or more past due and still accruing by class:

	December 31, 2015
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Total Non-Accrual Loans*	90 Days or More Past Due and Still Accruing	Total Non-Performing Loans
Legacy Wilshire:
Construction	$—	$—	$—
Real Estate Secured:
Residential Real Estate	320	—	320
SBA Real Estate	2,140	—	2,140
Gas Station	—	—	—
Carwash	770	—	770
Hotel/Motel	943	—	943
Land	—	—	—
Other	6,131	—	6,131
Commercial & Industrial:
SBA Commercial	284	—	284
Other Commercial	5,050	—	5,050
Consumer	—	—	—

Total Legacy Loans	15,638	—	15,638
Acquired Loans:
Construction	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—
SBA Real Estate	1,691	—	1,691
Gas Station	—	—	—
Carwash	—	—	—
Hotel/Motel	—	—	—
Land	—	—	—
Other	3,427	—	3,427
Commercial & Industrial:
SBA Commercial	25	—	25
Other Commercial	913	—	913
Consumer	—	—	—

Total Acquired Loans	6,056	—	6,056

Total	$21,694	$—	$21,694

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

*
Balances are net of SBA guaranteed portions totaling $5.0 million and $4.1 million at December 31, 2015 and December 31, 2014, respectively.

        No interest income related to non-accrual loans was included in net income for the years ended December 31, 2015, 2014, and 2013. Additional interest income of approximately $346,000, $1.1 million, and $1.3 million would have been recorded for the years ended December 31, 2015, 2014, and 2013,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

respectively, if these loans had been paid in accordance with their original terms throughout the periods indicated.

        Delinquent loans, including non-accrual loans 30 days or more past due, at December 31, 2015 and December 31, 2014, are presented in the following tables by classes of loans:

	December 31, 2015
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	282	282
SBA Real Estate	2,787	236	829	3,852
Gas Station	—	—	—	—
Carwash	—	—	769	769
Hotel/Motel	—	530	—	530
Land	—	—	—	—
Other	—	—	3,030	3,030
Commercial & Industrial:
SBA Commercial	658	351	—	1,009
Commercial	67	—	3,228	3,295
Consumer	—	—	—	—

Total Legacy Loans	3,512	1,117	8,138	12,767
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—
SBA Real Estate	915	754	151	1,820
Gas Station	—	—	—	—
Carwash	—	—	—	—
Hotel/Motel	—	—	—	—
Land	—	—	—	—
Other	—	788	732	1,520
Commercial & Industrial:
SBA Commercial	415	57	8	480
Commercial	41	305	—	346
Consumer	—	—	—	—

Total Acquired Loans	1,371	1,904	891	4,166

Total Delinquencies	$4,883	$3,021	$9,029	$16,933

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$208	$284	$8,138	$8,630
Acquired Loans	360	1,094	891	2,345

Non-Accrual Loans Listed Above**	$568	$1,378	$9,029	$10,975

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2014
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	454	280	449	1,183
SBA Real Estate	1,623	129	399	2,151
Gas Station	—	—	—	—
Carwash	—	—	770	770
Hotel/Motel	—	—	1,162	1,162
Other	770	1,027	9,030	10,827
Commercial & Industrial:
SBA Commercial	193	369	—	562
Commercial	1,281	598	416	2,295
Consumer	—	—	—	—

Total Legacy Loans	4,321	2,403	12,226	18,950
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	134	134
SBA Real Estate	262	—	105	367
Gas Station	—	—	—	—
Carwash	—	—	—	—
Hotel/Motel	232	—	—	232
Other	188	246	3,030	3,464
Commercial & Industrial:
SBA Commercial	176	22	—	198
Commercial	528	300	2,008	2,836
Consumer	—	—	—	—

Total Acquired Loans	1,386	568	5,277	7,231

Total Delinquencies	$5,707	$2,971	$17,503	$26,181

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$116	$904	$12,226	$13,246
Acquired Loans	426	246	5,277	5,949

Non-Accrual Loans Listed Above**	$542	$1,150	$17,503	$19,195

*
Balances are net of SBA guaranteed portions totaling $3.5 million and $7.7 million, at December 31, 2015 and December 31, 2014, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

**
Non-accrual loans less than 30 days past due totaling $10.7 million and $18.1 million, at December 31, 2015 and December 31, 2014, respectively, are not included in the totals for delinquent loans listed above as these loans are not considered delinquent.

        Loans with classification of special mention, substandard, and doubtful at December 31, 2015 and December 31, 2014 are presented in the following tables by classes of loans:

	December 31, 2015
(Dollars In Thousands) (Balances are net of SBA guaranteed portions)	Special Mention	Substandard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	5,019	992	—	6,011
SBA Real Estate	3,702	10,042	—	13,744
Gas Station	2,829	2,942	—	5,771
Carwash	8,286	769	—	9,055
Hotel/Motel	4,727	1,740	—	6,467
Land	571	—	—	571
Other	40,956	32,219	—	73,175
Commercial & Industrial:
SBA Commercial	1,162	1,813	—	2,975
Other Commercial	29,428	14,891	—	44,319
Consumer	73	—	—	73

Total Legacy Loans	96,753	65,408	—	162,161
Acquired Loans:
Construction	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—
SBA Real Estate	1,237	4,559	41	5,837
Gas Station	—	781	—	781
Carwash	4,395	—	—	4,395
Hotel/Motel	2,811	159	—	2,970
Land	—	—	—	—
Other	13,009	6,700	—	19,709
Commercial & Industrial:
SBA Commercial	219	1,034	—	1,253
Other Commercial	1,481	1,669	—	3,150
Consumer	114	—	—	114

Total Acquired Loans	23,266	14,902	41	38,209

Total Loans	$120,019	$80,310	$41	$200,370

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

*
Balances are net of SBA guaranteed portions totaling $6.5 million at both December 31, 2015 and December 31, 2014.

        The Company offers residential mortgage lending and offers a wide selection of residential mortgage products. The majority of the loans are sold to the secondary market while certain portions are retained on the Company's books as portfolio loans. The total residential mortgage loan portfolio outstanding at the end of 2015 and 2014 was $244.9 million and $146.2 million, respectively. At December 31, 2015 and 2014, there were no mortgage loans with interest only terms or option adjustable rates. In addition to mortgage

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LOANS RECEIVABLE, LOANS HELD-FOR-SALE, AND ALLOWANCE FOR LOAN LOSSES (Continued)

loans, we have home equity lines of credit and home equity loans that are also secured by 1-4 family residential properties totaling $8.1 million at December 31, 2014 and $15.9 million at December 31, 2014.

        The following is an analysis of all loans to officers and directors of the Company and their affiliates as of the dates indicated:

(Dollars in Thousands)	December 31, 2015	December 31, 2014
Outstanding balance—beginning of year	$19,497	$30,648
Credit granted, including renewals	5,750	—
Repayments	(6,225)	(513)
Adjustment due to change in affiliation	—	(10,638)

Outstanding balance—end of year	$19,022	$19,497

6. LOAN SERVICING ASSETS

        The principal balance of SBA loans serviced for others at December 31, 2015 was $673.2 million, comprised of $558.7 million in real estate SBA loans, and $114.5 million in commercial SBA loans. SBA loans serviced for others at December 31, 2014 totaled $701.0 million, comprised of $566.2 million in real estate SBA loans and $134.8 million in commercial SBA loans. Mortgage loans serviced at December 31, 2015 totaled $102.7 million, compared to $26.9 million at December 31, 2014.

        The following is a summary of activity for servicing assets in the Consolidated Statements of Financial Condition at December 31, 2015 and 2014:

(Dollars in Thousands)	2015	2014
Beginning of year	$18,031	$16,108
Additions through originations of servicing assets	4,043	4,485
Amortization of servicing assets	(1,014)	(1,500)
Changes in fair value	(1,166)	(1,062)

End of year	$19,894	$18,031

        The fair value of servicing assets was determined based on the present value of the contractually specified servicing fees, net of servicing costs, over the estimated life of the loan, with an average discount rate and a range of constant prepayment rates.

        The servicing fee income which is reported on the Consolidated Statements of Income as "Loan-related servicing fees" is recorded for fee income earned for servicing loans that were previously sold. The fees are based on a contractual percentage of the outstanding principal balance and other ancillary fee incomes. Late fees and ancillary fees related to loan servicing are not material.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LOAN SERVICING ASSETS (Continued)

        The following table is a summary of weighted average discount rates and constant prepayment rates of the Company's servicing loan portfolio as of December 31, 2015 and 2014, respectively:

	As of December 31,
	2015	2014
Average Discount Rate:	5.52%	5.62%
Constant Prepayment Rate:	7.53%	8.93%
Weighted Average Life:	18 Years	17 Years

7. BANK PREMISES AND EQUIPMENT

        The following is a summary of the major components of Bank premises and equipment as of December 31:

(Dollars in Thousands)	2015	2014
Land	$4,635	$2,968
Building	2,744	2,744
Furniture and equipment	12,874	11,339
Leasehold improvements	18,610	16,606

Total	38,863	33,657
Accumulated depreciation and amortization	(22,767)	(19,776)

Total net of depreciation and amortization	$16,096	$13,881

8. INVESTMENTS IN AFFORDABLE HOUSING PARTNERSHIPS

        The Company invests in certain limited partnerships that were formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the United States. As of December 31, 2015, the Company had nineteen such investments, with a net carrying value of $48.9 million. Commitments to fund investments in affordable housing partnerships totaled $15.7 million at December 31, 2015, with the last of the commitments ending in 2032. As of December 31, 2014, the Company had seventeen such investments, with a net carrying value of $44.1 million.

        The investments were accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory requirement for affordable housing for a minimum compliance period of 15-years to fully utilize the tax credits. If the partnerships ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken may be subject to recapture with interest.

        The remaining federal tax credits to be utilized over a maximum of 13 years totaled $40.6 million as of December 31, 2015, and totaled $38.3 million at December 31, 2014. The Company's utilization of federal tax credits was approximately $5.6 million, $5.4 million, and $5.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. Loss on investments in affordable housing partnership investments totaled $5.0 million, $4.2 million, and $3.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEPOSITS

        The scheduled maturities of total time deposits at December 31, 2015 are shown in the following table:

(Dollars in Thousands)	December 31, 2015
Time Deposit Maturities in 2016	$1,450,557
Time Deposit Maturities in 2017	138,462
Time Deposit Maturities in 2018	10,259
Time Deposit Maturities in 2019	2,417
Time Deposit Maturities in 2020	—
Time Deposit Maturities after 2020	10

Total Time Deposit Maturities	$1,601,705

        The scheduled maturities of total time deposits by denominations of $100,000 or greater and $250,000 or greater at December 31, 2015 are as follows:

	Maturity of Time Deposits in Denominations of:
(Dollars In Thousands)	$100,000 or Greater	$250,000 or Greater
Three months or less	$489,810	$388,146
Over three months through six months	154,357	71,298
Over six months through twelve months	579,981	290,735
Over twelve months	125,292	63,404

Total	$1,349,440	$813,583

        Time deposits that met or exceeded the FDIC insurance limit of $250,000 at year-end 2015 and 2014, were $813.6 million and $767.0 million, respectively.

10. COMMITMENTS AND CONTINGENCIES

        The following table represents future commitments and contingencies related to lease payments and investments in affordable housing partnerships at December 31, 2015:

    (Dollars in Thousands)

Year	Investments Affordable Housing Partnerships	Lease Payments
2016	$5,843	$6,252
2017	2,937	5,275
2018	5,828	4,224
2019	97	3,323
2020	92	2,110
Thereafter	933	2,377

Total	$15,730	$23,561

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Rental expense recorded under such leases amounted to approximately $6.9 million, $7.2 million, and $4.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

        In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Accrued loss contingencies for all legal claims totaled $120,000 at December 31, 2015, and $135,000 at December 31, 2014. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims for which, at this point, we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit, standby letters of credit, and commercial letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

        Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties. The Company had commitments to extend credit of approximately $470.0 million and $391.7 million at December 31, 2015 and 2014, respectively. Obligations under standby letters of credit totaled $15.0 million and $1.4 million at December 31, 2015 and 2014, respectively. Total commercial letters of credit totaled $75.9 million at December 31, 2015 and $61.5 million at December 31, 2014.

        The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At December 31, 2015, we had approximately $35.7 million in interest rate lock commitments, and $17.1 million in total forward sales commitments, for the future delivery of residential mortgage loans. There were no interest rate lock or forward commitments at December 31, 2014. All derivative instruments are recognized on the balance sheet at their fair values.

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES

        At December 31, 2015, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company's borrowing capacity under the FHLB standard credit program per the Company's pledged loan collateral and securities backed credit program per securities collateral was approximately $1.42 billion, with $220.0 million borrowings outstanding, and $1.19 billion of capacity remaining as of December 31, 2015.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

        During 2014, the Company borrowed from the FHLB a five year $50.0 million adjustable rate advance from the standard credit program. The advance matures on September 23, 2019 and interest rate was 1.84% as of December 31, 2015. The interest rate resets on a quarterly basis based on the three month LIBOR plus 1.24%, and has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term. The interest rate cannot exceed 2.48% during the term of the advance regardless of how LIBOR rates moves due to the adjustment cap. At December 31, 2015, the Company also had a fixed rate advance from the FHLB standard credit program totaling $100.0 million that matures on September 23, 2019, with a rate of 2.48%. During the fourth quarter of 2015, the Company borrowed an additional $50.0 million from the standard credit program with interest rate of 0.27%. This advance can be repaid at any time and has a variable rate of interest.

        The Company also participates in the San Francisco FHLB securities backed credit program as well. At December 31, 2015, we had $48.1 million in securities pledged with the FHLB, with $20.0 million in borrowings outstanding under the securities backed credit program. The $20.0 million advance had a rate of 0.25% at December 31, 2015, and matures on January 4, 2016. Securities backed credit program advances tend to have slightly lower interest rates as the type of collateral pledged against the advance is less likely to default.

        Total FHLB advances at December 31, 2015 were $220.0 million. $200.0 million in advances were part of the standard credit program and backed by the Company's loan collateral, while $20.0 million in advances were part of the securities backed credit program and backed by pledged investments.

        The following table shows the Company's outstanding advances from FHLB at December 31, 2015:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date	Type of Credit
Advance 1*	$50,000	1.84%	3 Month LIBOR + 1.2425%	09/22/2014	09/23/2019	Standard Credit
Advance 2	100,000	2.48%	Fixed Rate	09/22/2015	09/23/2019	Standard Credit
Advance 3	50,000	0.27%	Variable	12/29/2015	Open	Standard Credit
Advance 4	20,000	0.25%	Variable	12/31/2015	01/04/2016	Securities Backed

Total	$220,000	1.63%

*
The advance has an interest rate adjustment cap of 1.00% during the term of the advance.

        The following table summarizes information relating to the Company's FHLB advances for the periods indicated:

	Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Average balance during the year	$118,274	$160,110	$140,916
Average interest rate during the year	1.30%	0.33%	0.17%
Maximum month-end balance during the year	$220,000	$190,314	$190,325
Loans collateralizing the agreements at year-end	$1,839,545	$1,852,178	$1,479,886
Securities collateralizing the agreements at year-end	$48,146	$—	$—

        Total junior subordinated debentures at December 31, 2015 totaled $72.0 million, compared to $71.8 million at December 31, 2014. In December 2002, the Bank issued an aggregate of $10 million of junior subordinated debentures, at times referred to in this Report as the 2002 Junior Subordinated

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FHLB BORROWINGS AND JUNIOR SUBORDINATED DEBENTURES (Continued)

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

        The following table summarizes the Company's outstanding subordinated debentures at December 31, 2015:

(Dollars in Thousands)	Issued Date	Carrying Amount	Interest Rate	Current Rate	Callable Date		Maturity Date
Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.32%	03/17/2016	[1]	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	1.91%	03/15/2016	[2]	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	1.89%	03/15/2016	[3]	09/15/2037
Saehan Capital Trust I	03/30/2007	10,159	3 Month LIBOR + 1.62%	2.22%	03/30/2016	[4]	03/30/2037

		$72,016

1
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this Report is March 17, 2016.

2
The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this Report is March 15, 2016.

3
The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this Report is March 15, 2016.

4
The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this Report is March 30, 2016.

12. TROUBLED ASSETS RELIEF PROGRAM ("TARP") SERIES A PREFERRED STOCK AND WARRANTS

        On December 12, 2008, the Company issued $62.2 million in Preferred Stock and warrants to the United States Department of the Treasury ("U.S. Treasury") as part of the U.S. Treasury's Capital Purchase Program. The funding of this $62.2 million in Preferred Stock investment from the U.S. Treasury, which is commonly referred to as the TARP investment, marked the completion of the sale to the U.S. Treasury of 62,158 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (each share with a stated liquidation amount of $1,000 per share) and a warrant (100% vesting at grant, with a 10-year term) exercisable for 949,460 shares of the Company's common stock, with an exercise price of $9.82 per share.

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

        During the fourth quarter of 2013, the Company acquired BankAsiana, headquartered in the State of New Jersey. In 2010, BankAsiana issued 5,250 shares of Preferred Stock, with a total par value of $5.25 million, to the U.S. Treasury in connection with their participation in the TARP Community Development Capital Initiative program. The Community Development Capital Initiative program was slightly different from the TARP Capital Purchase Program in that participants were not required to issue a warrant to the U.S. Treasury and the Preferred Stock had lower initial dividend rates. With the acquisition of BankAsiana, the Company acquired the Community Development Capital Initiative Preferred Stock and its obligations. On the date of acquisition, the Company redeemed all of BankAsiana's 5,250 shares of Community Development Capital Initiative Preferred Stock at par value, or $5.25 million.

        As a result of our participation in the TARP Capital Purchase Program, among other things, we were subject to U.S. Treasury's standards for executive compensation and corporate governance for the periods during which U.S. Treasury held our Preferred Shares, including the first quarter of 2012. These standards were most recently set forth in the Interim Final Rule on TARP Standards for Compensation and Corporate Governance, published June 15, 2009. Because the Preferred Shares were fully repurchased by the Company, these executive compensation and corporate governance standards are no longer applicable. The restrictions related BankAsiana's participation in the Community Development Capital Initiative program, were not applicable to the Company as we fully redeemed the Preferred Shares at the time of BankAsiana's acquisition.

13. STOCK OPTION AND RESTRICTED STOCK PLANS

  Stock Option Plan

        The Company issues stock options and restricted stock to directors and employees under the share-based compensation plan. Stock options and restricted stock are issued at the current market price on the date of grant. The vesting period and contractual term are determined at the time of grant, but the contractual term may not exceed 10 years from the date of grant. The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option valuation model. The expected life (estimated period of time outstanding) of options are estimated using the simplified method. The expected volatility is based on historical volatility for a period equal to the stock option's expected life and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

        In June 2008, the Company established the 2008 stock option plan ("2008 Plan") that provides for the issuance of restricted stock and stock options to purchase up to 2,933,200 shares of its authorized but unissued common shares to employees, directors, and consultants. Exercise prices for options may not be less than the fair value at the date of grant. Compensation expense for awards is recorded over the vesting

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

period. Under the 2008 Plan, there were options outstanding to purchase 885,708 shares of the Company's common stock and 135,874 shares of the Company's restricted stock outstanding as of December 31, 2015. At December 31, 2015, there were 1,240,084 shares available to grant under the 2008 Plan.

        Total stock-based compensation expense was $1.1 million, $932,000, and $460,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

        For the years 2015, 2014, and 2013, stock options granted totaled 63,807, 241,200, and 64,000, respectively. The weighted average fair value of options granted during 2015, 2014, and 2013 was $2.79, $2.99, and $2.36, respectively, per share. The fair values were estimated on the date of the option grants using the Black-Scholes option-pricing model with the following assumptions for the years indicated:

	2015	2014	2013
Expected life	3.2 - 6.5 years	3.0 - 3.0 years	2.2 - 3.0 years
Expected volatility	28.1% - 47.6%	37.1% - 46.8%	46.9% - 50.7%
Expected dividend yield	2.23%	2.00%	0.55%
Risk-free interest rate	1.37%	0.76%	0.64%

        Activity in the stock option plan is presented as follows for the year ended December 31, 2015:

2015	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (Dollars in Thousands)
Outstanding at January 1, 2015	1,024,789	$6.27
Granted	63,807	10.30
Exercised	(149,738)	5.29
Forfeited	(2,687)	6.25
Expired	(50,463)	12.52

Outstanding at December 31, 2015	885,708	$6.37	4.50 years	$4,588

Vested or expected to vest at December 31, 2015[1]	862,532	$6.27	4.48 years	$4,556

Option exercisable at December 31, 2015	713,778	$5.46	4.31 years	$4,349

1
Includes vested shares and non-vested shares after forfeiture rate is applied

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        The following table summarizes information about stock options outstanding as of December 31, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$2.00 - $4.99	330,000	$3.46	6.06 years	330,000	$3.46
$5.00 - $7.99	254,751	5.45	1.58 years	246,626	5.43
$8.00 - $10.99	272,057	10.25	5.46 years	122,702	10.20
$11.00 - $13.99	28,900	11.10	3.25 years	14,450	11.10

Outstanding at end of year	885,708	$6.37	4.50 years	713,778	$5.46

        Activities related to stock options are presented as follows for the years indicated:

(Dollars in Thousands, Except Weighted Average Fair Value Price)	2015	2014	2013
Total intrinsic value of options exercised	$929	$984	$862
Total fair value of options vested	$547	$563	$457
Weighted average fair value of options granted during the year	$2.79	$2.99	$2.36

        As of December 31, 2015, total unrecognized stock compensation cost related to stock options granted totaled $330,000 and unrecognized stock compensation cost related restricted stock granted totaled $1.1 million. These costs are expected to be recognized over a weighted average period of 1.0 year for stock options and 1.3 years for restricted stock.

        A summary of the status and changes of the Company's non-vested stock options related to the Company's stock option plan as of and for the year 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	389,169	$2.24
Granted	63,807	2.79
Vested	(278,358)	1.97
Forfeitures on unvested shares	(2,688)	2.08

Non-vested at December 31, 2015	171,930	$2.89

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK OPTION AND RESTRICTED STOCK PLANS (Continued)

        A summary of the status and changes of the Company's non-vested restricted stock related to the Company's stock option plan as of and for the year 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	49,668	$11.10
Granted	138,262	10.18
Vested	(50,728)	10.47
Forfeitures on unvested shares	(3,296)	10.73
Stock Dividends	1,948	N/A

Non-vested at December 31, 2015	135,874	N/A

14. INCOME TAXES

        A summary of income tax expense (benefit) for 2015, 2014, and 2013 is shown as follows:

(Dollars in Thousands)	Current	Deferred	Total
2015:
Federal	$24,859	$(307)	$24,552
State	8,524	1,425	9,949

	$33,383	$1,118	$34,501

2014:
Federal	$12,197	$9,949	$22,146
State	4,418	3,691	8,109

	$16,615	$13,640	$30,255

2013:
Federal	$18,049	$(969)	$17,080
State	3,284	1,917	5,201

	$21,333	$948	$22,281

        The following is a summary of the income taxes receivable (payable). As of December 31, 2015, we included $2.8 million in federal income tax receivable and $737,000 in state tax receivable as a component of other assets. As of December 31, 2014, we included $2.7 million in federal income tax receivable and $855,000 in state tax payable as a component of other assets. As of December 31, 2013, we included

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

$540,000 in federal income tax receivable and $877,000 in state tax payable as a component of other liabilities.

(Dollars in Thousands)	2015	2014	2013
Current income taxes receivable (payable):
Federal	$2,759	$2,663	$540
State	737	(855)	(877)

Total income taxes receivable (payable)	$3,496	$1,808	$(337)

        The cumulative temporary differences, as tax affected, are as follows at December 31, 2015 and 2014:

2015 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$19,192	$6,667	$25,859
Tax depreciation less than the financial statement depreciation	1,168	1,095	2,263
Net operating loss	1,129	392	1,521
OREO reserve
ASC 718-10 non-qualified stock options	383	133	516
Business combinations	499	173	672
Charitable contributions	5	38	43
Restricted stocks	109	38	147
CA Enterprise Zone tax credits	(108)	307	199
Accrued professional fees	55	19	74
Others	3,526	222	3,748

Total deferred tax assets	25,958	9,084	35,042

Deferred tax liabilities:
Prepaid expenses	(388)	(135)	(523)
Deferred loan origination costs	(2,238)	(777)	(3,015)
Unrealized gain on loans held-for-sale	(1,954)	(679)	(2,633)
Unrealized gain on securities available-for-sale	(793)	(306)	(1,099)
Intangible related to business combination	(868)	(301)	(1,169)
Gain from acquisition of Mirae Bank	(2,674)	(929)	(3,603)
ASC 860-50 adjustment	(1,121)	(390)	(1,511)

Total deferred tax liabilities	(10,036)	(3,517)	(13,553)

Net deferred tax assets	$15,922	$5,567	$21,489

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

2014 (Dollars in Thousands)	Federal	State	Total
Deferred tax assets:
Bad debt reserve in excess of tax bad debt deduction	$15,426	$5,359	$20,785
Tax depreciation less than the financial statement depreciation	394	687	1,081
Net operating loss	2,232	1,270	3,502
OREO reserve	722	251	973
ASC 718-10 non-qualified stock options	708	246	954
Business combinations	3,901	1,355	5,256
Charitable contributions	5	38	43
Restricted stocks	105	36	141
CA Enterprise Zone tax credits	(403)	1,150	747
Accrued professional fees	55	19	74
Others	3,268	364	3,632

Total deferred tax assets	26,413	10,775	37,188

Deferred tax liabilities:
Prepaid expenses	(376)	(131)	(507)
Deferred loan origination costs	(1,982)	(689)	(2,671)
Unrealized gain on loans held-for-sale	(4,035)	(1,401)	(5,436)
Unrealized gain on securities available-for-sale	(1,448)	(534)	(1,982)
Intangible related to business combination	(869)	(302)	(1,171)
Gain from acquisition of Mirae Bank	(268)	(93)	(361)
ASC 860-50 adjustment	(2,070)	(719)	(2,789)

Total deferred tax liabilities	(11,048)	(3,869)	(14,917)

Net deferred tax assets	$15,365	$6,906	$22,271

        In assessing the future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization is dependent upon the generation of sufficient future taxable income during the periods temporary differences become deductible. As of December 31, 2015, the Company no valuation allowance and had a net deferred tax asset of $21.5 million. As of December 31, 2014, the Company had no valuation allowance and had a net deferred tax asset of $22.3 million.

        As of December 31, 2015, the Company had Section 382 limited federal and state net operating loss carryovers of $3.6 million and $3.6 million, respectively, which both begin to expire in 2029. The Company also had Section 382 limited state tax credit of $307,000, which begins to expire in 2023. As of December 31, 2014, the Company had Section 382 limited federal and state net operating loss carryovers of $7.6 million and $11.7 million, respectively. The Company also had Section 382 limited state tax credit of $307,000.

        As of December 31, 2015, management performed an evaluation of all positive and negative evidence regarding the need for a valuation allowance. Positive evidence includes, but is not limited to, 12 quarters (three years) of cumulative positive pre-tax income, 19 continuous quarters of positive earnings, strong

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

capital, significantly improved asset quality, and the lack of regulatory orders. Negative evidence includes uncertainty in the economic recovery or slow growth of the U.S. economy and increased regulatory scrutiny that can adversely affect future earnings. Based on this evaluation, management has concluded that aforementioned available positive evidence outweighed the negative evidence and that deferred tax assets are more-likely-than-not to be realized and therefore no valuation allowance is required.

        A reconciliation of the difference between the federal statutory income tax rate and the effective income tax rate is shown in the following table for the years indicated:

	2015	2014	2013
Statutory tax rate	35%	35%	35%
State taxes—net of California Enterprise Zone tax credit	7%	6%	5%
Valuation Allowance	0%	0%	0%
Municipal Bonds	–1%	–1%	–1%
Tax credits	–6%	–6%	–7%
Other items	1%	0%	1%

Total	36%	34%	33%

        In accordance with ASC 740-10, "Accounting for Uncertainty in Income Taxes," the Company recognized an increase in the liability for unrecognized tax benefit of $5,000 from prior year tax positions, and a decrease in the liability for unrecognized tax benefits of $1.2 million from settlements with federal and state tax authorities in 2015.

(Dollars in Thousands)	2015	2014	2013
Unrecognized tax benefit:
Balance, beginning of the year	$2,935	$3,736	$1,586
Change in related to current year tax positions	—	—	144
Change in related to prior year tax positions	5	(12)	2,702
Change related to acquisitions of BankAsiana and Saehan	—	—	1,266
Settlement with tax authorities	(1,192)	(40)	(1,962)
Expiration of the statute of limitations for assessment of taxes	—	(749)	—

Balance, end of the year	$1,748	$2,935	$3,736

        As of December 31, 2015, the total unrecognized tax benefit that would affect the effective income tax rate if recognized was $483,000. We expect that the unrecognized tax benefits may decrease by approximately $483,000 over the next 12 months due to settlements with state tax authorities.

        As of December 31, 2015, the total accrued interest related to uncertain tax positions was $154,000. Other than the accrued interest of $66,000 related to uncertain tax positions from an acquired entity in 2013, the Company accounts for interest related to uncertain tax positions as part of the Company's provision for federal and state income taxes. Accrued interest was included as part of the current tax payable in the consolidated financial statements.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INCOME TAXES (Continued)

        The Company files United States federal and state income tax returns in jurisdictions with varying statues of limitations. The 2012 through 2014 tax years remain subject to examination by federal tax authorities, and 2011 through 2014 tax years remain subject to examination by state tax authorities. The Company is currently under examination by the California Franchise Tax Board for the 2011, 2012, and 2013 tax years. The Company is also under examination by the New York State Department of Taxation and Finance for tax years 2011, 2012, and 2013. The Company believes that it has adequately provided or paid income tax amounts for issues not yet resolved with federal and state tax authorities. Based upon the consideration of all of the relevant facts and circumstances, the Company does not expect that the federal and state tax examination results will have a material impact on the Company's consolidated financial statements as of December 31, 2015.

15. GOODWILL & OTHER INTANGIBLE ASSETS

        The Company recorded goodwill of $6.7 million from the acquisition of Liberty Bank of New York in May 2006. During 2013, additional goodwill of $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan. The carrying amount of goodwill amounted to $67.5 million at December 31, 2015 and December 31, 2014.

        The acquisitions of BankAsiana and Saehan were accounted for in accordance with ASC 805 "Business Combinations," using the acquisition method of accounting, and assets and liabilities were recorded at their estimated fair values on the dates of each acquisition. These fair value estimates were considered provisional for a period of up to one year from the dates of the acquisitions. During the third quarter of 2014, the Company finalized its acquisition accounting adjustment for the acquisitions of BankAsiana and Saehan.

        Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At December 31, 2015, management assessed the qualitative factors related to goodwill for the year to determine whether it was more-likely-than-not that the fair value was less than its carrying amount. Based on the analysis of these factors, management determined that it was more-likely-than-not that the fair value of goodwill exceeded the carrying value and that the two-step impairment test was not needed.

        The Company recorded core deposits intangibles of $1.6 million, $1.3 million, $725,000, and $3.8 million, with the acquisitions of Liberty Bank of New York, Mirae Bank, BankAsiana, and Saehan, respectively. At December 31, 2015, the total balance of core deposits intangibles, net of amortizations, was $3.2 million, compared to $4.2 million at December 31, 2014. To test for impairment of core deposits intangibles at year-end 2015, we looked for core deposits intangibles values for recent acquisitions and recent core deposits mixes. As a result, we concluded that it was more-likely-than-not that core deposits intangibles were not impaired, and that a change to the amortizing schedules were not required.

        The acquisitions of BankAsiana and Saehan resulted in unfavorable lease intangibles of $239,000, and $384,000, respectively. These lease intangibles related to two lease contracts acquired from BankAsiana and four acquired from Saehan. The balance of unfavorable lease liabilities at December 31, 2015 was $285,000, compared to $482,000 at December 31, 2014. At December 31, 2015, the remaining unfavorable

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GOODWILL & OTHER INTANGIBLE ASSETS (Continued)

lease intangibles related to BankAsiana totaled $112,000 and unfavorable lease intangibles related to Saehan totaled $173,000.

        The gross carrying amount and accumulated amortization for core deposits intangibles and unfavorable lease intangibles from our previous acquisitions at December 31, 2015 and December 31, 2014, are shown in the tables below:

	2015			2014
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Core deposits intangibles related to:
Liberty Bank of New York	$1,640	$(1,625)	$15	$1,640	$(1,477)	$163
Mirae Bank	1,330	(1,084)	246	1,330	(990)	340
BankAsiana	725	(125)	600	725	(70)	655
Saehan	3,845	(1,521)	2,324	3,845	(848)	2,997

Total core deposits intangibles	$7,540	$(4,355)	$3,185	$7,540	$(3,385)	$4,155

	2015			2014
(Dollars in Thousands)	Original Amount	Accumulated Amortization	Carrying Balance	Original Amount	Accumulated Amortization	Carrying Balance
Lease intangibles related to:
BankAsiana	$(239)	$127	$(112)	$(239)	$70	$(169)
Saehan	(384)	211	(173)	(384)	111	(273)

Total lease intangibles	$(623)	$338	$(285)	$(623)	$181	$(442)

        The amortization schedule for intangible assets for the next five years as of December 31, 2015, is show in the table below:

(Dollars in Thousands)	2016	2017	2018	2019	2020
Core deposits intangibles amortization	$746	$641	$550	$388	$302
Unfavorable lease intangibles amortization	$142	$111	$32	$—	$—

16. BENEFIT PLANS

401(k) Savings Plan

        In 1996, the Company established a 401(k) savings plan, which is open to all eligible employees who are 21 years old or over, and have completed six months of service with the Company. The plan provides for the Company's matching contribution up to 6% of participants' compensation during the plan year. Vesting of the employer contributions is 25% after two years of service, and 25% per year thereafter. Total employer contributions to the plan amounted to approximately $1.3 million, $1.1 million, and $935,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. BENEFIT PLANS (Continued)

Post-Retirement Benefit Obligations

        In 2003, we adopted a Survivor Income Plan for the benefit of the directors and officers of the Bank in order to encourage their continued employment and service, and to reward them for their past contributions. The plan was modified in 2005. We also entered into separate Survivor Income Agreements with officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant's election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. We are obligated to pay any death benefit owed under the Survivor Income Plan in a lump sum within 90 days following the participant's death.

        The participant's rights under the Survivor Income Plan terminate upon termination of employment with Wilshire Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefits calculated at such termination to a split dollar arrangement, provided such arrangement is available under bank regulations and/or tax laws. If available, Wilshire Bank and the participant will enter into a split dollar agreement and a split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or the director based on tax laws or rules in force upon conversion. The Company accrued $222,000 in 2015, $105,000 in 2014, and $272,000 in 2013 for postretirement benefit obligations.

        On January 30, 2012, the Board of Directors of the Company approved an increase in BOLI benefits totaling $565,000, for five of the Company's Directors. Subsequently on January 31, 2013, an increase in BOLI benefits totaling $500,000 for the chief executive officer (also a director) was approved by the Board of Directors of the Company. The plan increased benefits retroactively based on the Directors' previous service to the Company. In accordance with ASC 715-60-35, the Company recorded BOLI unrecognized prior service costs in other comprehensive income to account of the prior service cost. At December 31, 2015, BOLI unrecognized prior service costs, a part of other comprehensive income, totaled $445,000, compared to $495,000 at December 31, 2014.

17. REGULATORY MATTERS

        The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios (set forth in the table below) of total, Tier I capital, and Tier 1 common equity to risk-weighted assets (as defined), and Tier I capital (as defined) to quarterly average assets. Management believes that, as of December 31, 2015 and 2014, the Company and Bank met all capital adequacy requirements to which they were subject.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        Federal Reserve Board rules provide that a bank holding company may count proceeds from a trust preferred securities issuance as Tier 1 capital in an amount up to 25% of its total Tier 1 capital. Under the Federal Reserve Board capital guidelines, as of December 31, 2015 and 2014, the Company was able to include part of the proceeds from the previously issued trust preferred securities as Tier 1 capital.

        As of December 31, 2015, all of the Bank's capital ratios were in excess of the regulatory requirements for a "well-capitalized institution". To be categorized as well capitalized, the Bank must maintain minimum total risk-based ratio of 10.0%, Tier I risk-based ratio of 8.0%, Tier 1 common equity risk-based ratio of 6.50%, and a Tier I leverage ratio of 5.0%.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

        The Company and Bank's capital amounts and ratios are presented in the follow table for the dates indicated:

	Actual		Required For Capital Adequacy Purposes*			Required To Be Well Capitalized Under Prompt Corrective Action Provisions*
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2015
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$576,703	14.11%	$326,873	≥	8.00%	$408,591		N/A
Wilshire Bank	$550,898	13.50%	$326,346	≥	8.00%	$407,933		10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$525,563	12.86%	$245,155	≥	6.00%	$326,873		N/A
Wilshire Bank	$499,873	12.25%	$244,760	≥	6.00%	$326,346		8.00%
Tier 1 Common Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$458,825	11.23%	$183,866	≥	4.50%	$265,584		N/A
Wilshire Bank	$499,873	12.32%	$183,570	≥	4.50%	$265,156		6.50%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$525,563	11.30%	$186,067	≥	4.00%	$232,583		N/A
Wilshire Bank	$499,873	10.77%	$185,733	≥	4.00%	$232,167		5.00%
As of December 31, 2014
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$523,396	15.38%	$272,227	≥	8.00%	N/A		N/A
Wilshire Bank	$508,821	14.97%	$271,982	≥	8.00%	$339,978	≥	10.00%
Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$480,772	14.13%	$136,114	≥	4.00%	N/A		N/A
Wilshire Bank	$466,235	13.71%	$135,991	≥	4.00%	$203,987	≥	6.00%
Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$480,772	12.11%	$158,865	≥	4.00%	N/A		N/A
Wilshire Bank	$466,235	11.75%	$158,718	≥	4.00%	$198,398	≥	5.00%

*
BASEL III revised the capital adequacy requirements and the Prompt Corrective Action Framework effective January 1, 2015 for the Company and Bank

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

        The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has issued a policy statement that provides that insured banks and bank holding companies should generally pay dividends only out of operating earnings for the current and preceding two years. In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition to the regulation of dividends and other capital distributions, there are various statutory and regulatory limitations on the extent to which the Bank can finance or otherwise transfer funds to the Company or any of its non-banking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. The Federal Reserve Act and Regulation may further restrict these transactions in the interest of safety and soundness. The foregoing restrictions on dividends paid by the Bank may limit Wilshire Bancorp's ability to obtain funds from such dividends for its cash needs, including funds for payment of its debt service requirements and operating expenses and for payment of cash dividends to Wilshire Bancorp's shareholders. The amount of dividends the Bank could pay to Wilshire Bancorp as of December 31, 2015 without prior regulatory approval, which is limited by statute to the sum of undivided profits for the current year plus net profits for the preceding two years (less any distributions made to shareholders during such periods), was $21.3 million. Total cash dividends paid to the Company by the Bank in 2015 was $30.0 million. There were no cash dividends paid by the Bank to the Company in 2014.

        The Basel III Rules, effective January 1, 2015 for the Company and Bank, include new risk-based and leverage capital ratio requirements and refined the definition of what constitutes "capital" for purposes of calculating those ratios. The minimum capital level requirements applicable to the Company and our subsidiary bank under the Basel III Rules are: (i) a new common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4% (unchanged) for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.

        The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum risk-based capital requirements. The conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by 0.625% each year until fully implemented at 2.5% in January 2019. An institution would be subject to limitations on certain activities including payment of dividends,

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. REGULATORY MATTERS (Continued)

share repurchases, and discretionary bonuses to executive officers if its capital level is below the buffered ratio. Although these new capital ratios do not become fully phased in until 2019, the banking regulators will expect bank holding companies and banks to meet these requirements well ahead of that date.

18. EARNINGS PER COMMON SHARE

        The following is a reconciliation of the basic and diluted earnings per common share computations at December 31, 2015, 2014, and 2013:

(Dollars in Thousands, Except per Share Data)	2015	2014	2013
Numerator:
Net income	$61,405	$59,009	$45,376

Denominator:
Denominator for basic earnings per share:
Weighted-average shares	78,486,883	78,250,901	71,771,116
Effect of dilutive securities:
Stock option dilution[1]	331,673	340,473	266,400

Denominator for diluted earnings per share:
Adjusted weighted-average shares	78,818,556	78,591,374	72,037,516

Basic earnings per share	$0.78	$0.75	$0.63

Diluted earnings per share	$0.78	$0.75	$0.63

1
Excludes 122,451 and 275,800 in stock options outstanding at December 31, 2015 and 2014, respectively, for which the exercise price exceeded the average market price of the Company's common stock. Therefore, these stock options were deemed anti-dilutive, and were excluded from the diluted earnings per share calculation.

19. OTHER COMPREHENSIVE INCOME (LOSS)

        Accumulated other comprehensive income (loss) includes net unrealized gains and losses on available-for-sale investment securities, net unrealized gains and losses on interest-only strip, and unrecognized prior service costs on BOLI. Changes to accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income (loss) are recorded on the Consolidated Statements of Income as either a gain or loss. The reclassifications for available-for-sale securities are included in the Consolidated Statements of Income as a gain on sale or call of securities.

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the periods indicated:

	2015
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest- Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$4,649	$299	$(495)	$4,453
Other comprehensive income (loss) before reclassification	(2,044)	(56)	50	(2,050)
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	860	23	—	883

Current period changes net of taxes	(1,184)	(33)	50	(1,167)

Balance at end of year	$3,465	$266	$(445)	$3,286

	2014
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest- Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$192	$330	$(545)	$(23)
Other comprehensive income (loss) before reclassification	7,681	(53)	50	7,678
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(3,224)	22	—	(3,202)

Current period changes net of taxes	4,457	(31)	50	4,476

Balance at end of year	$4,649	$299	$(495)	$4,453

	2013
(Dollars in Thousands)	Net Unrealized Gains and Losses on AFS Securities	Net Unrealized Gains on Interest- Only Strip	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of year	$6,841	$321	$(351)	$6,811
Other comprehensive (loss) income before reclassification	(11,445)	28	(194)	(11,611)
Reclassifications from other comprehensive income	(19)	—	—	(19)
Tax effect of current period changes	4,815	(19)	—	4,796

Current period changes net of taxes	(6,649)	9	(194)	(6,834)

Balance at end of year	$192	$330	$(545)	$(23)

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. OTHER COMPREHENSIVE INCOME (LOSS) (Continued)

        There were no reclassifications out of other comprehensive income (loss) to realized gains on sale or call of securities in 2015 or 2014. Reclassification out of comprehensive income (loss) to realized gains on sale or call of securities totaled $19,000, for the year ended December 31, 2013. Aside from the reclassification from unrealized gain (losses) on securities in 2013, there were no other reclassifications out of other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013.

20. BUSINESS SEGMENT REPORTING

        With the acquisitions and integrations of BankAsiana and Saehan, the Company reassessed its classification of its segment reporting units under ASC 280 "Segment Reporting" to better reflect how the Company is managed and how information is internally reviewed. Based on this internal evaluation, the Company determined in 2014, that the previously reported three business segments, "Banking Operation", "SBA Lending Services", and "Trade Finance Services", are no longer applicable. The Company is now managed as a single business segment. The financial performance of the Company is reviewed by the chief operating decision maker on an aggregate basis and financial and strategic decisions are also made based on the Company as a whole. We now consider "Banking Operations" to be our single combined operating segment, which raises funds from deposits and borrowings for loans and investments, and provides lending products, including construction, real estate, commercial, and consumer loans to its customers.

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

        The following presents the unconsolidated financial statements of only the parent company, Wilshire Bancorp, Inc., for the dates indicated:

STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands)	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$26,450	$13,381
Investment in subsidiary	579,256	546,596
Prepaid income taxes	3,522	3,968
Other assets	493	1,213

Total assets	$609,721	$565,158

Liabilities:
Other borrowings	$72,015	$71,779
Accounts payable and other liabilities	56	51
Cash dividend payable	4,720	3,917

Total liabilities	76,791	75,747
Shareholders' equity	532,930	489,411

Total	$609,721	$565,158

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF INCOME

(Dollars in Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Interest expense	$1,772	$1,719	$1,197
Other operating expense	2,313	2,287	3,790

Total expense	4,085	4,006	4,987
Other income	46	45	38
Distributed earnings of subsidiary	30,000	—	121,700
Undistributed earnings (loss) of subsidiary	33,827	61,148	(73,643)

Earnings before income tax benefit	59,788	57,187	43,108
Income tax benefit	1,617	1,822	2,268

Net income	$61,405	$59,009	$45,376

STATEMENTS OF CASH FLOWS

(Dollars In Thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$61,405	$59,009	$45,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net change in accounts payable and other liabilities	5	2	—
Share-based compensation expense	1,075	932	460
Net change in prepaid income taxes	446	(1,732)	223
Net change in other assets	720	(1,045)	(166)
Undistributed (earnings) loss of subsidiary	(33,827)	(61,148)	73,643

Net cash provided (used in) by operating activities	29,824	(3,982)	119,536

Cash flows from investing activities:
(Investments in) payments from subsidiary	(327)	228	(90,179)

Net cash (used in) provided by investing activities	(327)	228	(90,179)

Cash flows from financing activities:
Proceeds from exercise of stock options	810	974	958
Tax benefit from exercise of stock options	—	259	135
Cash paid for stock repurchases	—	—	(4,287)
Payments of cash dividend on common stock	(17,238)	(14,082)	(4,244)

Net cash used in financing activities	(16,428)	(12,849)	(7,438)

Net change in cash and cash equivalents	13,069	(16,603)	21,919
Cash and cash equivalents, beginning of year	13,381	29,984	8,065

Cash and cash equivalents, end of year	$26,450	$13,381	$29,984

WILSHIRE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data follows:

	Three Months Ended,
2015 (Dollars in Thousands, Except Share Data)	March 31,	June 30,	September 30,	December 31,	YTD Total
Net interest income	$36,491	$37,473	$37,459	$39,419	$150,842
Provision for loan losses and loan commitments	—	—	700	—	700
Non-Interest Income	15,267	11,314	9,527	9,546	45,654
Non-Interest Expenses	22,909	24,667	25,750	26,564	99,890

Income Before Income Taxes	28,849	24,120	20,536	22,401	95,906
Income Tax Provision	10,230	8,567	7,251	8,453	34,501

Net income	18,619	15,553	13,285	13,948	61,405

Basic earnings per common share*	$0.24	$0.20	$0.17	$0.18	$0.78
Diluted earnings per common share*	$0.24	$0.20	$0.17	$0.18	$0.78

2014
Net interest income	$35,173	$36,129	$36,768	$37,467	$145,537
Provision for loan losses and loan commitments	—	—	—	—	—
Non-Interest Income	10,986	10,744	9,598	9,913	41,241
Non-Interest Expenses	26,257	24,550	23,239	23,468	97,514

Income Before Income Taxes	19,902	22,323	23,127	23,912	89,264
Income Tax Provision	6,789	7,659	7,998	7,809	30,255

Net income	13,113	14,664	15,129	16,103	59,009

Basic earnings per common share *	$0.17	$0.19	$0.19	$0.21	$0.75
Diluted earnings per common share	$0.17	$0.19	$0.19	$0.20	$0.75

*
Quarterly earnings per share do not add up to the year-to-date total due to rounding