Form 10-K/A
period 2015-12-31
WILSHIRE BANCORP INC
filed 2016-04-11
CIK 1285224

Use these links to rapidly review the document

PART IV

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K/A, where indicated.

EXPLANATORY NOTE

        This amendment to Form 10-K for the year ended December 31, 2015 ("Form 10-K") is being filed solely to include the conformed signature of Jae Whan Yoo on Exhibit 31.1, "Certification of Chief Executive Officer." The conformed signature was inadvertently omitted in the original Form 10-K. While the original Form 10-K is not otherwise amended (except in certain cases to clarify references to this Form 10-K/A), we are refiling the Form 10-K in its entirety. This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION

        This Annual Report on Form 10-K/A, or the "Report," the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission ("SEC") and public announcements that we have previously made or may subsequently make include, incorporate by reference or may incorporate by reference certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that Act. The forward-looking statements included or incorporated by reference in this Form 10-K/A and those reports, statements, information and announcements address activities, events or developments that Wilshire Bancorp, Inc. (together with its subsidiaries hereinafter referred to as "the Company," "we," "us," or "our" unless the context requires otherwise) expects or anticipates will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, as well as the factors discussed elsewhere in this Report, including the discussion under the section entitled "Risk Factors."

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

        We are subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules that could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restrict dividend payments, require the adoption of remedial measures to increase capital, terminate FDIC deposit insurance, and/or mandate the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities including acquisitions, continuation and expansion of existing activities, and commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1, Tier 1 common equity, and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. Our capital levels and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors. See Part I, Item 1 "Description of Business—Regulation and Supervision—Capital Adequacy Requirements" in this Annual Report on Form 10-K/A for additional information regarding regulatory capital requirements.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
List of documents filed as part of this Report

(1)
Financial Statements

        The following financial statements of Wilshire Bancorp, Inc. are filed as a part of this Form 10-K/A on the pages indicated:

  (2)
  Financial Statement Schedules

        Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company's consolidated financial statements or related notes.

  (3)
  Exhibits

Exhibit Table

Reference Number	Item
2.1	Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, as filed with the SEC on August 2, 2013)
2.2	Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on July 15, 2013)
2.3	Agreement and Plan of Merger and Reorganization by and between BBCN Bancorp, Inc., a California corporation, Wilshire Bancorp Inc., a California corporation, dated as of December 7, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on December 7, 2015)
3.1	Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)

Reference Number	Item
3.4	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004)
4.2	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.3	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho, and Elaine Jeon dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.4	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.5	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.9 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.6	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.7	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.8	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.9	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min, and Brian E. Cho dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.10	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.11	Indenture by and between Saehan Bancorp, Inc. and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.12	Guarantee Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.13	Amended and Restated Trust Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.14	Supplemental Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of November 20, 2013 (Incorporated by reference to Exhibit 4.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)

Reference Number	Item
10.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on July 1, 2009)
10.2	2008 Stock Incentive Plan of Wilshire Bancorp, Inc. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008)[1]
10.3	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.—Manhattan Branch (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, as filed with the SEC on March 15, 2010)
10.4	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on November 13, 2013)[1]
10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on December 3, 2009)[1]
10.6	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.7	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.8	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.9	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.10	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the SEC on May 5, 2014)
11.1	Statement regarding computation of Net Earnings per Share[3]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[2]
21.1	Subsidiaries of the Registrant[2]
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[2]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[2]
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]

Reference Number	Item
101	The following materials from the Company's annual report on Form 10-K/A for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1
Indicates compensation or compensatory plan, contract, or arrangement

2
Exhibit is filed with this Annual Report on Form 10-K/A

3
The information required by this Exhibit is incorporated by reference from Note [18] of the Company's Financial Statements included herein

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2016	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer

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