Form 10-K/A
period 2015-12-31
WILSHIRE BANCORP INC
filed 2016-04-28
CIK 1285224

Use these links to rapidly review the document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

EXPLANATORY NOTE

        This Amendment No. 2 on Form 10-K/A (this "Amendment") to the Form 10-K of Wilshire Bancorp, Inc. (the "Company," "Wilshire," "we," "us," or "our") for the year ended December 31, 2015, originally filed on February 16, 2016 (the "Original Annual Report") and previously amended on April 11, 2016 (the "Prior Amendment"), amends Part III, Items 10, 11, 12, 13 and 14 of the Original Annual Report, as amended by the Prior Amendment, to include information previously omitted in reliance on General Instruction G(3) to Form 10-K. Except for the restatement of Items 10, 11, 12, 13 and 14 of Part III and the filing of new certificates of our principal executive officer and our principal financial officer as provided for under Section 302 of the Sarbanes-Oxley Act of 2002 (and interpretive guidance of the Commission relating thereto) as part of Item 15 of Part IV, no other information included in the Original Filing or Prior Amendment is changed by this Amendment. This Amendment speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date, except the beneficial ownership table in Item 12 lists applicable beneficial ownership as of February 29, 2016 and the Compensation Committee Report in Item 11 is as of April 27, 2016.

FORM 10-K/A

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The members of the Board of Directors and the Executive Officers of the Company are identified below.

Donald Byun, 64 Class I Director	Mr. Byun retired as the president of Jay Dee, Inc., a manufacturer of apparel in 2012. Prior to his retirement, he served as president of Jay Dee, Inc. beginning in 2000. Mr. Byun was re-appointed as a Class I director of Wilshire Bancorp and a director of Wilshire Bank in July 2009 after previously serving on the board of directors of Wilshire Bancorp and Wilshire Bank from 2004 to 2007.

Mr. Byun was appointed as Lead Independent Director in January 2014 and serves as a member of the Audit and HR/NCG Committees. He also serves as Chairman of the Directors Loan Committee and as a member of the Asset & Liability and Compliance/CRA Committees of Wilshire Bank.
Wilshire believes Mr. Byun's experience in various commercial, consumer and investment businesses as well as his proficiency in corporate banking functions bring valuable insight to the board in an extensive scope of topics critical to Wilshire Bancorp's banking business.
Lawrence Jeon, 49 Class I Director

Mr. Jeon is a Certified Public Accountant and President of Lawrence Jeon & Co. He has more than 23 years of experience in public accounting, which includes financial audit and tax services for commercial banks, international trade companies and various types of businesses and industries. Lawrence Jeon & Co. was founded in 2001 and provides professional services in the areas of tax compliance and planning, financial audit, review and various business consulting. Mr. Jeon also serves as a chairman of the Korean-American Chamber of Commerce in Los Angeles and as a director of the Korean-American CPA Society of Southern California, both local non-profit organizations.

Mr. Jeon was appointed as a Class I director of Wilshire Bancorp and a director of Wilshire Bank in in December 2007. He is a member of the Audit and HR/NCG Committees. Mr. Jeon also serves as a member of the Asset & Liability, the Directors Loan and the Information Technology Committees of Wilshire Bank. He was appointed as the Chair of the Compliance/CRA Committee in January 2014.
Wilshire believes Mr. Jeon is well qualified to serve on the board of directors considering his leadership experience, specifically his experience as a Certified Public Accountant, and his valuable knowledge of the financial services industry.

Steven Koh, 70 Class I Director & Chairman of the Board

Mr. Koh is the Chairman of Pacific Steel Corporation, an international steel trading and nationwide distributing company that he founded in 1973. He also has served as the Chairman of the World Federation of Overseas Korean Traders Association and as a director of the Center for Industrial Research & Executive Education in California State Polytechnic University since 1997.

Mr. Koh has served as a director of Wilshire Bank since 1986 and as Chairman of Wilshire Bank's board of directors since 1993. Mr. Koh was appointed as a director and Chairman of the Wilshire Bancorp board upon Wilshire Bancorp's formation in December 2003. Mr. Koh was a member of Wilshire Bancorp's Nominations & Corporate Governance Committee and its Human Resources Committee from 2004 until July 2013. He currently serves as a member of the following committees for Wilshire Bank: Asset & Liability, Compliance/CRA and Directors Loan. Mr. Koh's son, Peter Koh, also serves as an executive officer of Wilshire Bancorp and Wilshire Bank in the position of Executive Vice President and Chief Credit Officer.
Wilshire believes Mr. Koh is well qualified to serve as Chairman of Wilshire Bancorp's board considering his executive leadership and management experience in several businesses, including financial services businesses. Mr. Koh also provides the board with valuable institutional knowledge resulting from his 29 years of experience as a director of Wilshire Bank and Wilshire Bancorp. In addition, Mr. Koh brings beneficial knowledge and understanding of financial statement analysis and other insights from his experience as Chairman of the board of directors for both private and publicly-traded companies.

Craig Mautner, 56 Class II Director

Mr. Mautner has extensive experience in information technology and recently retired as a Senior Software Engineer at Google. He also serves as President at Pi Properties Inc., a real estate investment holding company and a Manager in Mautner Family II, LLC., an investment holding company. Mr. Mautner has been a founding investor in several startups, including LifeFactory, Reef Brazil and multiple tech companies. Mr. Mautner has more than 25 years of experience in the development of software, hardware and system architecture, primarily with a consumer focus.

Mr. Mautner was appointed as a Class II director of Wilshire Bancorp and a director of Wilshire Bank in January 2012. He has served as a member of the Nominations and Corporate Governance Committee since 2012 and now serves as a member of the combined Human Resources/Nominations and Corporate Governance Committee, or the "HR/NCG Committee." He has also served as Chairman of the Information Technology Committee of Wilshire Bank since its inception in 2012.
Wilshire believes Mr. Mautner is well qualified to serve on the board of directors considering his extensive knowledge in information technologies as well as his leadership role in investment companies.

John R. Taylor, 65 Class II Director

Mr. Taylor was a senior audit partner in KPMG LLP's Financial Services practice based in Los Angeles prior to his retirement in 2011. Mr. Taylor has over 38 years of public accounting experience and provided services to numerous publicly held banks, financial institutions and financial services clients during his 27 years as a KPMG partner.

Mr. Taylor was appointed as a Class II director of Wilshire Bancorp and as a director of Wilshire Bank in November 2011. He has served as a member of the Nominations and Corporate Governance Committee and the Audit Committee since 2011, and he currently serves as Chairman of the Audit and HR/NCG Committees. Mr. Taylor also serves as a member of the Asset & Liability Committee, the Compliance/CRA Committee, the Directors Loan Committee and the Information Technology Committee of Wilshire Bank.
Wilshire believes Mr. Taylor is well qualified to serve on the board of directors considering his extensive experience in public accounting, his experience in providing integrated audit services to the financial services industry and his understanding of the financial statements and accounting requirements for public-company financial institutions.

Steven J. Didion, 50 Class III Director

Mr. Didion is currently General Partner and Portfolio Manager of JCSD Partners, LP, a bank-focused hedge fund based in California. He began his career with Salomon Brothers Inc. and moved to Hoefer & Arnett in 1991 to build out its Bank Research Group. He was appointed Chief Executive Officer of Hoefer & Arnett in 2001 and then initiated the merger with Howe Barnes in 2006. Following three years as Director of the Financial Institutions Group at Howe Barnes Hoefer & Arnett, Mr. Didion left in 2009 to join the Endicott Group, a private equity firm in New York specializing in bank investments. He left Endicott in 2013 to join and manage JCSD Partners, LP.

Mr. Didion was appointed as a Class III director of Wilshire Bancorp in January 2014. He is a member of the Human Resources/Nominations &Corporate Governance Committee. He also serves as Chairman of the Asset & Liability Committee and as a member of the Information Technology Committee of Wilshire Bank. Since August 2014, Mr. Didion has served as an alternate member for the Directors Loan Committee. Mr. Didion is also a director of Rock Bancshares and its subsidiary, Heartland Bank in Arkansas and previously served on the board of the Children's Hospital Oakland Foundation and Big Brothers/Big Sisters of the Peninsula.
We believe Mr. Didion is well qualified to serve as a member of Wilshire Bancorp's board of directors considering his executive leadership and management experience in the financial services industry as well as his knowledge and understanding of financial statement analysis.

Daisy Y. Ha, 41 Class III Director

Ms. Ha began her legal career as a term law clerk to a United States district court judge in 2000. The following year, she joined the employment law department of Paul Hastings, where she litigated and provided advice on matters of employment law. In 2004, she returned to the United States district court as a career law clerk, assisting in a variety of areas, including general civil law and criminal law. In 2011, she was an appellate court attorney for the California Court of Appeal.

Ms. Ha was appointed as a Class III director of Wilshire Bancorp in January 2014. She serves as a member of the Audit Committee and the Human Resources/Nominations & Corporate Governance Committee. Ms. Ha is also a member of the Asset & Liability Committee and the Compliance/CRA Committee of Wilshire Bank.
Wilshire believes Ms. Ha's diverse legal experience brings constructive insight to the board. She is active in the Williams College and Polytechnic High School alumni community.

Jae Whan Yoo, 67 Class III Director

Mr. Yoo became President and Chief Executive Officer of Wilshire Bancorp and Wilshire Bank and was appointed as a Class III director of each entity in February 2011. Previously he served as a director and President and Chief Executive Officer of Hanmi Financial Corp. and Hanmi Bank from 2003 until 2004, and of Center Financial Corporation and Center Bank from 2007 to 2011. Prior to his time with Hanmi, Mr. Yoo had been a director of Industrial Bank of Korea, had served as Executive Vice President and Deputy President at KorAm Bank which was renamed Citibank Korea, as well as for Bank of America in various locations such as Seoul, Korea, Seattle, Washington and New York City.

Wilshire believes Mr. Yoo is well qualified to serve as a director of Wilshire Bancorp and Wilshire Bank considering his experience as Chief Executive Officer of other large, publicly traded financial institutions as well as a long, solid and global bank credit and operations experience. At those institutions, he held similar responsibility for the strategic direction and management of the businesses' day-to-day operations. Mr. Yoo brings valuable broad industry knowledge and specific institutional experience to the board of directors.

Alex Ko, 49 Executive Vice President and Chief Financial Officer

Mr. Ko was appointed Senior Vice President and Chief Financial Officer of Wilshire Bancorp and Wilshire Bank as of April 7, 2008. On April 1, 2010, Mr. Ko was promoted to Executive Vice President and Chief Financial Officer. Before joining Wilshire Bancorp, Mr. Ko practiced for twelve years as a Certified Public Accountant with KPMG. During that time, his focus was primarily in the area of financial services.

Mr. Ko is responsible for Wilshire's corporate finance, corporate accounting and reporting, planning and financial risk management, treasury and investment relationship functions.

Lisa K. Pai, 56 Executive Vice President, Chief Legal and Human Resources Officer, and Corporate Secretary

Ms. Pai was appointed as Executive Vice President, Corporate Secretary, and Chief Legal and Human Resources Officer of Wilshire Bancorp and Wilshire Bank in December 2012. Previously, Ms. Pai served as Executive Vice President and Chief Legal and Human Resources Officer at BBCN Bancorp after the merger of Nara Bancorp and Center Financial Corporation in 2011. She also served as Executive Vice President, General Counsel and Chief Risk Officer at Center Financial Corporation from 2007 to 2011. Ms. Pai has worked in banking since 1994, and prior to that, she practiced law at the law firm of Thelen, Marrin, Johnson and Bridges.

Ms. Pai is responsible for overseeing corporate governance, providing legal advice and overseeing the management of bank-wide human resource matters.

Peter Koh, 39 Executive Vice President and Chief Credit Officer

Mr. Koh joined Wilshire Bank in June 2007 as Senior Loan Officer and held the position of Chief Credit Review Officer and then Deputy Chief Credit Officer before being appointed as Chief Credit Officer in July 2013. On July 1, 2014, Mr. Koh was promoted to Executive Vice President and Chief Credit Officer. He also had previously worked for Wilshire Bank from 2001 to 2005 in various credit-related positions. Mr. Koh's father, Steven Koh, is a Director and Chairman of the Board of Wilshire Bancorp and of Wilshire Bank.

Mr. Koh is responsible for approving new loan production, assessing portfolio risk and reserve adequacy, training and developing lending staff, and engaging in bank-wide strategic decisions.

Elaine Jeon, 54 Former Executive Vice President and Chief Operations Administrator

Ms. Jeon was with Wilshire Bank since 1998, spending her first 11 years in Accounting before transitioning to Operations Administration. Prior to her promotion to Chief Operations Administrator in June of 2010, Ms. Jeon served in various management positions such as Accounting Manager, Controller, Interim Chief Financial Officer and Deputy Chief Financial Officer. On July 1, 2014, Ms. Jeon was promoted to Executive Vice President and Chief Operations Administrator.

Ms. Jeon was responsible for managing all branch operations and facility-related matters. She also oversaw the Bank's public relations, including media and corporate marketing and advertising.
On February 8, 2016, Ms. Jeon resigned from her positions at Wilshire Bank effective February 22, 2016.

Corporate Governance Principles and Board Matters

        Wilshire is committed to having sound corporate governance principles, both at the holding company level and at Wilshire Bank. Such principles are essential to running Wilshire's business efficiently and to maintaining its integrity in the marketplace. Wilshire has adopted a set of Corporate Governance Guidelines that embody these principles. Wilshire Bancorp and Wilshire Bank have also adopted a Personal and Business Code of Conduct that applies to all officers, directors, employees and consultants, in accordance with the applicable Nasdaq rules and with Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporate Governance Guidelines, Personal and Business Code of Conduct, and Code of Professional Conduct for the Chief Executive Officer and Senior Financial Officers are posted on the Internet website (www.wilshirebank.com) under the Investor Relations page.

Board Independence

        The Wilshire board of directors has determined that each of its current directors, except Messrs. Yoo and Koh, is independent under the applicable Nasdaq rules.

Director Qualifications

        Wilshire believes that its directors should have the highest professional and personal ethics and values, consistent with its longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all shareholders. When considering potential director candidates, the HR/NCG Committee also considers the candidate's character, judgment, diversity, age and skills, including financial literacy and experience in the context of the needs and the existing composition of the board of directors. For more information on Board diversity, see the discussion under the heading "Human Resources/Nominations and Corporate Governance Committee."

Director Meetings

        During the fiscal year 2015, the board of directors held 14 meetings and the Wilshire Bank board of directors held 14 meetings. Each director attended at least 75% of the total of all Board and applicable committee meetings. Directors are encouraged to attend annual meetings of the Wilshire shareholders, although Wilshire has no formal policy on director attendance at annual shareholders' meetings. All directors attended the last annual meeting of Wilshire shareholders. Each of the Wilshire directors also serves on the board of directors of Wilshire Bank.

Independent Director Meetings

        At least twice a year, the independent members of the board of directors meet separately from the full board of directors and outside the presence of the management in executive session. The board of directors held more than two such executive sessions during the fiscal year 2015. Mr. Donald Byun has served as Wilshire's Lead Independent Director since January 1, 2014 and presides over meetings of only independent directors.

Shareholder Communications with the Board of Directors

        The board of directors has established a process for shareholders to communicate with the board of directors or with individual directors. Shareholders who wish to communicate with the board of directors or with individual directors should direct written correspondence to the Corporate Secretary at the principal executive offices located at 3200 Wilshire Blvd., Suite 1410, Los Angeles, California 90010. Any such communication must contain:

  •
  a representation that the shareholder is a beneficial owner of Wilshire's capital stock;

  •
  the name and address of the shareholder sending such communication; and

  •
  the class and number of shares of Wilshire's capital stock that are beneficially owned by such shareholder.

        Wilshire's Corporate Secretary will forward such communications to the board of directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take any other appropriate action regarding such communication.

Board Committees Composition and Membership

        The board of directors has established two standing committees—the Audit Committee and the Human Resources/Nominations and Corporate Governance Committee (the "HR/NCG Committee").

        The membership and function of each of the board committees is described below. The board of directors generally meets in conjunction with the monthly meetings of the board of directors of Wilshire Bank. The table below provides more detailed information regarding individual committee membership of the board as of the date of this joint proxy statement/prospectus:

Name	HR/NCG Committee	Audit Committee
Donald Byun	Member	Member
Steven J. Didion	Member
Daisy Y. Ha	Member	Member
Lawrence Jeon	Member	Member
Steven Koh
Craig Mautner	Member
John R. Taylor	Chairman	Chairman
Jae Whan Yoo

Board Leadership Structure

        The roles of Chairman and Chief Executive Officer are separate positions within the company. Mr. Koh serves as the Chairman of the Board and Mr. Yoo serves as the Chief Executive Officer. Wilshire separates the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for implementing the strategic plan for the Bank and the day-to-day leadership and performance of Wilshire, while the Chairman of the board of directors provides strategic direction to the Chief Executive Officer, is the liaison between the Chief Executive Officer and the board of directors, and presides over meetings of the board of directors. In addition, the board of directors has designated Mr. Donald Byun to serve as the Lead Independent Director.

Risk Oversight

        The board of directors has an active role, as a whole and also at the committee level, in overseeing management of the risks relating to the business. The board of directors regularly receives reports from senior management on areas of material risk to Wilshire Bank, including its credit, liquidity, operational and legal and regulatory risks. In accordance with Wilshire's Audit Committee Charter, the Audit Committee reviews areas of major financial risk exposure as well as the steps management has taken to monitor and control such exposure. The Audit Committee also meets periodically with management to discuss policies relating to risk assessment and risk management. In addition, the HR/NCG Committee oversees the management of risks relating to the executive and non-executive compensation plans and arrangements, as well as risks associated with the independence of the board of directors and potential conflicts of interest. While each committee oversees certain risks and the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.

Committees of Wilshire

Audit Committee

        The board of directors has established an Audit Committee to assist the board of directors in fulfilling its responsibilities for general oversight of the integrity of the consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, the performance of independent auditors and the internal audit function, and risk assessment and risk management. The duties of the Audit Committee include:

  •
  appointing, evaluating and determining the compensation of the independent auditors;

  •
  reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

  •
  reviewing disclosure controls and procedures, internal control over financial reporting, the internal audit function and corporate policies with respect to financial information;

  •
  reviewing other risks that may have a significant impact on the financial statements;

  •
  preparing the Audit Committee report for inclusion in the annual proxy statement;

  •
  establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters; and

  •
  evaluating annually the Audit Committee Charter.

        The Audit Committee works closely with management as well as the independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from Wilshire for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

        The members of the Audit Committee are John R. Taylor, Lawrence Jeon, Daisy Y. Ha and Donald Byun. Mr. Taylor currently serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held 9 meetings during fiscal year 2015.

        The board of directors has determined that each of the members of the Audit Committee satisfies the independence and other composition requirements of the SEC and Nasdaq. The board of directors has determined that Mr. Taylor and Mr. Jeon both qualify as an "audit committee financial expert" under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"), and has the requisite accounting or related financial expertise required by applicable Nasdaq rules. Mr. Taylor was a senior audit partner with KPMG LLP's Financial Services practice based in Los Angeles prior to his retirement on September 30, 2011. He has over 38 years of prior public accounting experience, including 27 years as a KPMG partner. Mr. Jeon is a Certified Public Accountant with more than 23 years of experience in public accounting and the President of Lawrence Jeon & Co., which provides professional services in the areas of tax compliance and planning, financial audit and review, and various types of business consulting.

        The board of directors has adopted a written charter for the Audit Committee meeting applicable standards of the SEC and Nasdaq. A copy of the Audit Committee Charter can be found on the Internet website (www.wilshirebank.com) under the Investor Relations page.

Human Resources/Nominations and Corporate Governance Committee

        The HR/NCG Committee performs all of the functions that were previously performed by the former Human Resources Committee and the former Nominations and Corporate Governance Committee. The HR/NCG Committee held 7 meetings during the fiscal year 2015.

        The HR/NCG Committee is composed of six directors: John R. Taylor, Donald Byun, Steven J. Didion, Daisy Y. Ha, Lawrence Jeon and Craig Mautner, each of whom the board of directors has determined to be independent under applicable rules and regulations of the SEC, Nasdaq and the Internal Revenue Service. Mr. Taylor serves as the Committee's Chairman.

        The board of directors has adopted a written charter for the HR/NCG Committee. A copy of the HR/NCG Committee Charter can be found on the Internet website (www.wilshirebank.com) under the Investor Relations page.

        Responsibilities of the HR/NCG Committee related to Executive Compensation and Human Resources.    As described above, the HR/NCG Committee is responsible for duties that were previously the responsibilities of the Human Resources Committee. The HR/NCG Committee makes recommendations to the board of directors relating to the compensation of the Chief Executive Officer and other named executive officers, approves an annual report on executive compensation for inclusion in this joint proxy statement/prospectus and provides general oversight of compensation structure. Other specific duties and responsibilities of the HR/NCG Committee include:

  •
  reviewing and approving objectives relevant to executive officer compensation;

  •
  evaluating performance and determining the compensation of the executive officers in accordance with those objectives;

  •
  reviewing employment agreements for certain of the executive officers and making recommendations to the board of directors concerning such employment agreements;

  •
  reviewing executive compensation for compliance with applicable laws and regulations; and

  •
  evaluating human resources and compensation strategies.

        More information regarding the responsibilities of the HR/NCG Committee that relate to human resources and executive compensation can be found in the HR/NCG Committee Charter.

        Responsibilities of the HR/NCG Committee related to Nominations and Corporate Governance.    As described above, the HR/NCG Committee is now responsible for duties that were previously the responsibilities of the Nominations and Corporate Governance Committee. Those duties and responsibilities include:

  •
  identifying and recommending to the board of directors individuals qualified to become members of the board and to fill vacant board positions;

  •
  recommending to the board the director nominees for the next annual meeting of shareholders;

  •
  recommending to the board director committee assignments;

  •
  recommending to the board the compensation for the directors;

  •
  reviewing and evaluating succession planning for the Chief Executive Officer and other executive officers;

  •
  monitoring continuing education program for the directors; and

  •
  evaluating annually the Nominations and Corporate Governance Committee charter.

        The board of directors believes that it is necessary that the majority of the board of directors be comprised of independent directors and that it is desirable to have at least one audit committee financial expert serving on the Audit Committee. The HR/NCG Committee considers these requirements when recommending board nominees. The HR/NCG Committee employs a variety of methods for identifying and evaluating nominees for director. The HR/NCG Committee will regularly assess the appropriate size of the board and whether any vacancies on the board are expected due to retirement or other circumstances. When considering potential director candidates, the HR/NCG Committee also considers the candidate's character, judgment, age, skills, including financial literacy, and experience in the context of the needs, the needs of Wilshire Bancorp and the skills and experience of the existing directors. While the HR/NCG Committee has the authority to do so, we have not, as of the date of this joint proxy statement/prospectus, paid any third party to assist in identifying and evaluating board nominees.

        The board of directors has established a procedure whereby the shareholders can nominate potential director candidates. The HR/NCG Committee will consider director candidates recommended by the shareholders in a similar manner as those recommended by members of management or other directors, provided the shareholder submitting such nomination has complied with procedures set forth in the Bylaws. Wilshire's Bylaws provide for the nomination of directors in the following manner:

  "At any annual or special meeting of shareholders, persons nominated for election as directors by shareholders shall be considered only if advance notice thereof has been timely given as provided herein and such nominations are otherwise proper for consideration under applicable law and the articles of incorporation and bylaws of the Corporation. Notice of the name of any person to be nominated by any shareholders for election as a director of the Corporation at any meeting of shareholders shall be delivered to the Secretary of the Corporation at its principal executive office not less than 60 nor more than 90 days prior to the date of the meeting: provided, however, that if the date of the meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 70 days prior to the date of the meeting, such advance notice shall be given not more than ten days after such date is first so announced or disclosed. Public notice shall be deemed to have been given more than 70 days in advance of the annual meeting if the Corporation shall have been previously disclosed, in these bylaws or otherwise, that the annual meeting in each year is to be held on a determinable date, unless and until the Board determines to hold the meeting on a different date. Any shareholder desiring to nominate any person for election as a director of the Corporation shall deliver with such notice a statement in writing setting forth the name of the person to be nominated, the number and class of all shares of each class of stock of the Corporation beneficially owned by such person, the information regarding such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the Securities and Exchange Commission (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Corporation), such person's signed consent to serve as a director of the Corporation if elected, such shareholder's name and address and the number and class of all shares of each class of stock of the Corporation beneficially owned by such shareholder. As used herein, shares "beneficially owned" shall mean all shares as to which such person, together with such person's affiliates and associates (as defined in Rule 12b-2 under the Securities Exchange Act of 1934), may be deemed to be beneficially owned pursuant to Rules 13d-3 and 13d-5 under the Securities and Exchange Act of 1934, as well as all shares as to which such person, together with such person's affiliates and associates, has the right to become the beneficial owner pursuant to any agreement or understanding, or upon the exercise of warrants, options or rights to convert or exchange (whether such rights are exercisable immediately or only after the passage of time or the occurrence of conditions). The person presiding at the meeting in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall determine whether such notice has been duly given and shall direct that nominees not be considered if such notice has not been given."

        No candidate for election to the board of directors has been recommended within the preceding year by a beneficial owner of 5% or more of the common stock who is not also a director of Wilshire Bancorp.

        The board of directors has no formal policy regarding the consideration of diversity in identifying director nominees, but the board believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Item 11.    Executive Compensation

Compensation Discussion & Analysis

        The Human Resources/Nominations and Corporate Governance Committee, or the "HR/NCG Committee," of our board of directors is tasked with oversight of our compensation programs. Our compensation programs include programs designed specifically for our executive officers who are named in the Summary Compensation Table appearing later in this joint proxy statement/prospectus.

        Our board of directors established the HR/NCG Committee to, among other things, review and recommend the compensation levels of our named executive officers, evaluate the performance of our named executive officers and consider senior management succession issues and related matters of our company.

        In accordance with the Marketplace Rules of the Nasdaq Stock Market, Inc., the HR/NCG Committee is composed entirely of independent, non-management members of the board of directors. No HR/NCG Committee member participates in any of our employee compensation programs and none of the HR/NCG Committee members has any material business relationships with Wilshire Bancorp.

Executive Officer Compensation Program

Compensation Program Philosophy

        Our practice has generally been not to provide employment contracts to any of our executive officers other than our President and Chief Executive Officer. The employment agreement with our current President and Chief Executive Officer, Mr. Jae Whan Yoo, was renewed for a three year term at the expiration of his prior contract in February 2014. The terms of the employment agreement are discussed later in this joint proxy statement/prospectus. The HR/NCG Committee and board of directors would consider offering additional employment contracts if they were considered necessary and beneficial to our company.

        Our compensation philosophy is to attempt to directly link executive compensation to continuous improvements in corporate performance, achievement of specific operation, financial and strategic objectives and increases in shareholder value. Our HR/NCG Committee reviews the compensation packages of our named executive officers, taking into account factors which it considers relevant, such as business conditions within and outside the industry, our financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration.

Compensation Program Objectives and Rewards

        The primary goals of our compensation program are to attract, motivate, and retain executives capable of leading our company in achieving its business objectives. Our HR/NCG Committee and board of directors believe that compensation should:

  •
  with respect to incentive and bonus compensation, relate to the value created for shareholders by being tied to the financial performance and condition of our company and each executive officer's contribution thereto;

  •
  reward individuals who help us achieve our short-term and long-term objectives and thereby contribute significantly to the success of our company;

  •
  help to attract and retain the most qualified individuals available by being competitive in terms of compensation paid to persons having similar responsibilities and duties in other companies in the same and closely-related industries; and

  •
  reflect the qualifications, skills, experience and responsibilities of each executive officer.

        We use a compensation framework with multiple payment components to balance various short-term and long-term objectives. We believe the framework rewards our executive officers for favorable financial performance of our company over the longer term, while also recognizing that our executive officers have shorter term needs to maintain a reasonable lifestyle. For example, the HR/NCG Committee views base salary and perquisites as a means to provide some degree of security to each executive at the base threshold level of compensation, to provide such executives with a reasonable standard of living and a base wage at a level comparable to our peers, and to encourage the executives' day-to-day productivity. On the other hand, the HR/NCG Committee views annual cash incentives as motivation for our executives to focus on our annual goals. It views longer term incentives such as equity awards, including stock option grants, as a means to motivate our executives to focus on longer term strategic goals that will drive value for all our shareholders and, accordingly, also reward the executives for helping us to achieve these longer term strategic goals.

Compensation Program Oversight and Implementation

        Our HR/NCG Committee, which is composed of six independent directors, is responsible for performing compensation committee functions, as provided under the rules of the SEC and Nasdaq, including the review and recommendation to the board of directors of the compensation of our named executive officers. Our HR/NCG Committee exercises independent discretion in respect of executive compensation matters, subject to review and approval of their recommendations on such matters by the board of directors.

        To carry out the compensation program process, the HR/NCG Committee annually reviews the salary for each named executive officer. Salary is predominantly based upon the named executive officer's salaries in previous years. However, the HR/NCG Committee also considers several other factors when determining salary and other compensation for our named executive officers. Some of those factors are: (a) leadership; (b) nature, scope and level of responsibilities; and (c) contribution to our financial results in previous periods. In addition, with respect to the President and Chief Executive Officer, the HR/NCG Committee also considers the term of the employment agreement governing the base salary for that position. Because the HR/NCG Committee has not formally or historically applied any specific weighting to the various factors considered, the HR/NCG Committee ultimately uses its own judgment and expertise in determining appropriate base salary levels that meet our overall objectives. The HR/NCG Committee then compares its initial view with information it has gathered on comparable executives in the Peer Group (discussed below) and makes any adjustments it believes are necessary to reflect changing market conditions that are evidenced by the Peer Group information.

        The HR/NCG Committee also annually reviews the overall performance of our company, in order to determine whether payment of an annual bonus to the named executive officers is appropriate. With respect to each of our other named executive officers, annual bonus is wholly discretionary based upon such review of our performance by the HR/NCG Committee. At this same time, the HR/NCG Committee generally also determines whether the named executive officers and other key officers will receive stock option grants, or other equity grants, which the HR/NCG Committee believes will link the achievement of longer term strategic and financial goals for our company, as well as longer term individual performance, resulting in greater value for all of our shareholders.

Review of Named Executive Officers Compensation

        Periodic annual reviews of our named executive officers compensation are discussed with the HR/NCG Committee by our Chief Executive Officer for its consideration. The HR/NCG Committee takes into account these annual reviews, as well as other information it deems relevant (including generally the Peer Group and Industry Data analyses detailed below) in making recommendations to the board of directors regarding each named executive officer's compensation. Our board of directors makes all final compensation decisions for named executive officers, including salary and bonus payments, as well as stock option grants. Mr. Jae Whan Yoo, who is a director as well as President and Chief Executive Officer, abstains from such discussion and voting on stock option grants and also on matters relating to his own compensation. With respect to each decision by the board of directors regarding compensation of the named executive officers discussed in this joint proxy statement/prospectus, unless noted otherwise herein, the board of directors determined to accept the recommendations of the HR/NCG Committee with respect to such matters.

Role of Named Executive Officers in Compensation Decisions

        The HR/NCG Committee considers the role of each named executive officer to review when reviewing each element of his or her compensation. In each case, several factors, such as the scope of responsibilities and experience, are taken into account and balanced against the HR/NCG Committee's view of competitive salary levels. Although the Chief Executive Officer and other named executive officers may participate in discussions with the HR/NCG Committee regarding their respective compensation, all deliberations by and voting on recommendations from the HR/NCG Committee with respect to the compensation of the Chief Executive Officer are conducted outside the presence of the Chief Executive Officer.

Peer Group and Compensation Targets

        To ensure that the overall compensation program for our named executive officers is competitive, the HR/NCG Committee reviews the compensation programs of two financial services organizations that are viewed by the HR/NCG Committee as directly competing banks (the "Peer Group"), as well as those of the banking industry published by the California Department of Business Oversight and California Bankers Association (the "Industry Data"). The Peer Group information is used to compare our executive compensation levels with those of community banks that have executive positions with responsibilities similar in scope and that have a business network that competes with us for executive talent.

        Below is a table showing the comparable financial institutions in the Peer Group. The Peer Group includes two direct competitors which are publicly-traded community bank holding companies located in the same metropolitan areas as Wilshire Bancorp: Hanmi Financial Corporation and BBCN Bancorp, Inc. To remain consistent from year to year, we expect that the HR/NCG Committee will use this type of Peer Group analysis as part of our annual marketplace study. On the other hand, because some of the specific financial institutions included in the Peer Group may change their size, relevance or other pertinent factors, the Peer Group could include new or different companies in the future. On a broader scale, the Industry Data includes data published by the California Department of Business Oversight, and by the

California Bankers Association, and is based on a large pool of financial institutions operating within the State of California. The Peer Group maintains a branch network in areas with a large number of ethnic minority groups such as the Los Angeles, New York, Chicago and Dallas metropolitan areas. The HR/NCG Committee reviews the data of the Peer Group and the Industry in general (collectively referred to as the "Survey Data") in order to gauge whether it believes that the overall compensation of our named executive officers is competitive. While the Industry Data is generally considered relevant by the HR/NCG Committee, the HR/NCG Committee considers the Peer Group data to be the most relevant comparative data in its compensation recommendation process.

Peer Group Table1
(In Thousands)

Peer	Revenues($)[2]	Net Income($)[3]	Total Assets($)	Market Cap($)	Return on Average Equity[4]
Wilshire	196,496	61,405	4,713,468	907,931	11.84%
Hanmi	195,719	53,823	4,234,521	758,432	11.30%
BBCN	316,733	92,258	7,912,070	1,370,132	10.11%

1
All financial information in the table above is for the year ended December 31, 2015.

2
Revenues include net interest income and non-interest income for the year ended December 31, 2015.

3
Net income to common shareholders for the year ended December 31, 2015.

4
Return on Average Equity, or ROAE, is calculated by dividing 2015 net income for each company by 2015 average equity for each company. Source of information for Hanmi Financial Corporation and BBCN Bancorp, Inc. is the annual report of each institution as filed with the SEC.

Compensation Program Elements for 2015

        For 2015, our HR/NCG Committee determined that the overall compensation program for our named executive officers, including the benefits program, should consist of the following: (a) base salaries and incentive bonuses, (b) long-term incentive compensation through stock option or restricted stock grants and (c) health, welfare, and survivor income benefits.

Base Salaries

        In 2015, our HR/NCG Committee held 7 meetings, during some of which the Committee discussed, deliberated and voted on recommendations for the salaries of our named executive officers and determined that the salaries of our named executive officers were competitive with those of our peer banks.

Incentive Bonus Payments

        We typically pay incentive bonus payments to our named executive officers which are discretionary in nature. The annual profit sharing bonus is paid in the early part of the following fiscal year, based on the annual performance of our company.

        Our board of directors does not utilize a formal quantitative benchmark that triggers the payment of incentive bonuses to our named executive officers. Each year, the board of directors conducts a qualitative review taking into consideration our overall financial and strategic performance. The board of directors makes the decision to pay bonuses to the named executive officers in its discretion. In an effort to avoid establishing specific quantitative performance criteria and benchmarks that may promote unnecessary or excessive risk-taking by our named executive officers, the board of directors' decisions regarding incentive bonus compensation to named executive officers are based upon subjective and qualitative criteria determined by the board of directors that relate both to the executive's individual performance and the short and long-term financial and strategic contribution and strength of the institution as a whole.

        Our board of directors does review certain quantitative factors when considering the long-term financial and strategic performance and strength of our company as a whole. For example, as a general rule, the board of directors will typically review our earnings performance as compared to prior years when determining whether it is appropriate to pay bonuses in any given year. This type of quantitative review is not, however, required as a part of any formal written policy or agreement and the board of directors may determine not to pay bonuses, even in years when the company performs well financially.

Long-term Incentive through Equity Grants

        In March 2008, the HR Committee of our board of directors approved our 2008 Stock Incentive Plan, or the "2008 Plan." From time to time, our HR Committee has made recommendations to the full board of directors concerning stock option grants to named executive officers and other employees.

        Each stock option permits the named executive officer and directors, generally for a period of five to ten years, to purchase one share of Wilshire Bancorp stock from us at the exercise price, which is the closing price of our stock on the date of grant. Stock options have value only to the extent the price of our common stock on the date of exercise exceeds the exercise price. As disclosed in the compensation tables below, we granted stock options and/or restricted stock awards to certain of our named executive officers during 2015.

Health and Welfare Benefits

        We offer a variety of health and welfare programs to all eligible employees. Our named executive officers generally are eligible for the same benefit programs on the same basis as the rest of our employees. Our health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability.

        We provide full time employees, regularly scheduled to work 30 or more hours per week, short-term disability, long-term disability and basic life insurance at no cost to the employee. We offer a qualified 401(k) savings and retirement plan. All of our employees, including named executive officers, are generally eligible to participate in our 401(k) plan after the initial six-month waiting period.

Survivor Income Agreements; Bank-Owned Life Insurance Policies

        In 2003, we adopted a Survivor Income Plan for the benefit of the directors and certain officers of Wilshire Bank. This plan is intended to encourage their continued employment and service with Wilshire Bank and to reward them for their past service and contribution. Wilshire Bank has also entered into separate Survivor Income Agreements with certain of its officers and directors relating to the Survivor Income Plan. Under the terms of the Survivor Income Plan, each participant is entitled to a base amount of death proceeds as set forth in the participant's election to participate, which base amount increases three percent per calendar year, but only until normal retirement age, which is 65. If the participant remains employed by Wilshire Bank after age 65, the death benefit will be fixed at the amount determined at age 65. If a participant has attained age 65 prior to becoming a participant in the Survivor Income Plan, the death benefit shall be equal to the base amount set forth in their election to participate with no increases. Wilshire Bank is obligated to pay any death benefit owing under the Survivor Income Plan in a lump sum within 90 days following the participant's death.

        The participant's rights under the Survivor Income Plan terminate upon termination of employment or directorship with Wilshire Bank. Upon termination of employment (except for termination for cause), the participant will have the option to convert the amount of death benefit calculated at such termination of employment date to a split dollar arrangement, provided such arrangement is available under bank regulation or tax law. If available, Wilshire Bank and the participant will enter into a split dollar agreement and split dollar policy endorsement. Under such an arrangement, we would annually impute income to the officer or director based on tax law or rules in force upon conversion. For some directors, starting from 2013, if the participants and the Bank enter into a split dollar agreement, the Bank has agreed to reimburse the participant for income tax generated by the income to be imputed to the participant. Four former directors continued to receive these reimbursements of split dollar imputed income in 2015.

        In 2015, Lisa Pai and Peter Koh were added as participants in Wilshire Bank's Survivor Income Plan. Elaine Jeon was previously added in 2003 and was granted an increased initial pre-retirement death benefit in 2015.

        To fund Wilshire Bank's obligations under the Survivor Income Plan, Wilshire Bank purchased bank-owned life insurance policies covering the lives of our directors and certain officers with an aggregate premium amount of $10.5 million in 2003, $3.0 million in 2005, $532,000 in 2008, $96,000 in 2009, and $619,000 in 2011, $731,000 in 2012, $710,000 in 2013, $538,000 in 2014 and $1,123,000 in 2015. For these amounts, we paid a single premium in 2003, 2005, 2008, 2009, 2011, 2012, 2013, 2014 and December 2015, and have not made any other payments since that time. Wilshire Bank is the sole owner of the policies, the primary beneficiary of the life insurance policies and recognizes the increase of the cash surrender value of the policies as tax-exempt other income.

        The following table summarizes the amount of the supplemental death benefit each director and named executive officer is entitled to receive under the Bank-Owned Life Insurance and Survivor Income Plan as of December 31, 2015:

Director or Executive Officer	Initial Pre-Retirement Death Benefit	Post-Retirement Death Benefit[1]
2003 Awards
Steven Koh	$1,000,000	$1,464,770
Elaine Jeon	$150,000	$296,038
2005 Awards
Donald Byun	$300,000	$358,216
2008 Awards
Lawrence Jeon	$300,000	$592,076
Alex Ko	300,000	592,076
2011 Awards
Jae Whan Yoo[2]	$1,000,000	$1,061,364
2012 Awards
John R. Taylor	$300,000	$327,818
Craig Mautner	300,000	440,560
2014 Awards
Steven J. Didion	$300,000	$495,855
Daisy Y. Ha	300,000	628,133
2015 Awards
Peter Koh	$300,000	$668,387
Lisa Pai	300,000	403,175
Elaine Jeon[3]	300,000	415,270

1
Maximum amount considering annual increase by 3% until age 65

2
Jae Whan Yoo's pre-retirement death benefit was increased to $1,000,000 in 2013

3
Elaine Jeon's pre-retirement death benefit was increased to $300,000 in 2015

Tax Implications of Executive Compensation

        Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), places a limit of $1,000,000 on the amount of compensation that may be deducted by us in any year with respect to our Chief Executive Officer or any other named executive officers unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. We have qualified certain compensation paid to our named executive officers for deductibility under Section 162(m), including (i) certain amounts paid as base salary and incentive bonus, (ii) certain compensation expense related to options granted pursuant to our 2008 Stock Option Plan. We may from time to time pay compensation to our named executive officers that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

        Although we have generally attempted to structure executive compensation so as to preserve deductibility, we also believe that there may be circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

        Although equity awards may be deductible for tax purposes by our company, the accounting rules pursuant to APB 25 and FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Severance Plan and Payments upon Termination or Change-In-Control

        We do not have a severance plan in place for any of our named executive officers, except for severance provided under the written employment agreement of our Chief Executive Officer or any severance plans that apply to all employees. Our employment agreement with Mr. Yoo requires that severance be paid to him under certain circumstances. Specifically, in the event that Mr. Yoo is terminated without cause, his employment agreement provides that his salary would continue for the lesser of twelve months or the duration of the remaining term of the agreement.

        Our stock incentive plan also provides for acceleration of vesting with respect to certain stock options and restricted stock awards that are held by our named executive officers and directors if certain conditions are met. The acceleration provisions of our stock incentive plan operate similarly for all of our employees. Accordingly, the plan does not discriminate in scope, terms or operation, in favor our executive officers. Options and restricted stock granted under the plan are also available generally to all salaried employees.

Employment Agreements

        The only written employment that we have with any of our named executive officers is with our President and Chief Executive Officer, Jae Whan Yoo, which was renewed for a second term of three years ending on February 17, 2017, effective on February 18, 2014.

        Under the terms of the employment agreement, Mr. Yoo receives an annual base salary of $400,000, and is eligible to participate in our employee benefits plans, including our 401(k) Plan. Any additional bonus payments to Mr. Yoo will be in the sole discretion of our board of directors and will be based upon the same types of objectives that are considered in connection with discretionary bonuses paid to our other named executive officers and which are discussed under the heading, "Incentive Bonus Payments," above.

        In connection with the renewal of Mr. Yoo's employment agreement, he received on the effective date a grant of stock options to purchase 100,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the date of grant. The stock options were issued under our 2008 Stock Incentive Plan. On the date of grant, 25,000 of these options became immediately vested. The remaining 75% will vest equally over the next three years, with such vesting subject to at least a satisfactory rating on his performance review in each of those years.

        In the event that Mr. Yoo is terminated without cause, his employment agreement provides that he will be entitled to receive his base salary for the lesser of twelve months or the duration of the remaining term of the agreement. If terminated for cause, Mr. Yoo will not be entitled to any further compensation, except for base compensation and expenses earned prior to the date of such termination.

        For one year following termination of his employment agreement, Mr. Yoo will be subject to certain non-competition and non-solicitation restrictions. The merger agreement additionally provides that BBCN will offer a consulting agreement to with Mr. Yoo with the combined company for a one-year term beginning at the completion of the merger.

Executive Compensation—Summary Table

        The following table sets forth for each of the named executive officers listed below: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2015, 2014 and 2013; (ii) the grant date fair value recognized for stock and option awards, in accordance with ASC 718; (iii) the dollar value of earnings for services pursuant to awards granted during these years under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during these years; (v) all other compensation for these years; and, finally, (vi) the dollar value of total compensation for these years.

 Summary Compensation Table—Senior Executives

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[3]	All Other Compensation		Total
Jae Whan Yoo	2015	$403,590	$300,000	$—	$—	$52,401	[4]	$755,990
President & CEO	2014	$393,750	$271,000	$—	$292,700	$52,968	[4]	$1,010,418
	2013	$348,750	$219,063	$—	—	$50,968	[4]	$618,781
Alex Ko	2015	$303,887	$83,500	$83,148	—	$36,619	[5]	$507,155
EVP & CFO	2014	$293,151	$81,000	$66,130		$34,228	[5]	$474,509
	2013	$280,167	$100,000	—	—	$31,638	[5]	$411,805
Lisa K. Pai	2015	$268,905	$75,500	$76,050	—	$31,457	[6]	$451,912
EVP & Chief Legal and	2014	$264,572	$76,000	$60,541	—	$28,863	[6]	$429,976
Human Resources Officer[7]	2013	$256,563	$10,000	—	$61,200	$21,307	[6]	$349,070
Peter Koh	2015	$245,326	$70,500	$70,980	$18,250	$29,770	[7]	$434,826
EVP & Chief Credit Officer	2014	$214,500	$61,000	$48,212	—	$24,245	[7]	$347,957
	2013	$163,545	$50,000	—		$22,696	[7]	$236,241
Elaine Jeon	2015	$234,725	$54,500	$53,742	$18,250	$29,108	[8]	$390,325
Former EVP &	2014	$193,002	$41,000	$36,984	—	$22,614	[8]	$293,600
Chief Operations Administrator	2013	$177,798	$14,000	—	—	$15,785	[8]	$207,583

1
The amount shown in the column includes an incentive bonus to Mr. Yoo in the amount of $300,000, Mr. Ko in the amount of $83,500, Ms. Pai in the amount of $75,500, Mr. Koh of $70,500, and Ms. Jeon in the amount of $54,500 which was paid in April 2015.

2
The amounts shown, except with respect to the amounts corresponding to Mr. Yoo, represent restricted stock awards which vest over a 3-year period; the first 25% of such restricted stock vest on the date of grant and the remaining 75% will vest over a 3-year period in equal shares of 25% at each anniversary.

3
For stock option grants, the value shown is the grant date fair value computed in accordance with applicable accounting rule of FASB ASC Topic 718. The actual number of awards granted is shown in the "Outstanding Equity Awards at Fiscal Year End" table included later in this joint proxy statement/prospectus.

4
Mr. Yoo received $15,900, $15,600 and $15,300 in 2015, 2014 and 2013, respectively, as our contribution to his 401(k) Plan; an amount equal to $18,126, $18,000 and $18,000 in car allowance in 2015, 2014 and 2013, respectively; $2,412, $3,096 and $3,114 in gasoline paid by us in 2015, 2014 and 2013, respectively; $13,740, $13,320 and $12,782 in club dues in each of 2015, 2014 and 2013, respectively; and communication expenses of $2,187, $2,517 and $1,772 in 2015, 2014 and 2013, respectively.

5
Mr. Ko received $13,500, $13,125 and $13,125 in 2015, 2014 and 2013, respectively, as our contribution to his 401(k) Plan; an amount equal to $8,475, $8,400 and $8,400 in car allowance in 2015, 2014 and 2013, respectively; $4,054, $4,004 and $3,979 in gasoline paid by us in 2015, 2014 and 2013, respectively; $7,265, $5,285 and $2,931 in club dues in each of 2015, 2014 and 2013, respectively; and communication expenses of $3,325, $3,414 and $3,203 in 2015, 2014 and 2013, respectively.

6
Ms. Pai received $14,617, $15,600 and $7,116 in 2015, 2014, and 2013, respectively, as our contribution to her 401(k) Plan; an amount equal to $8,475, $8,400 and $700 in car allowance in 2015, 2014 and 2013, respectively; $1,179, $1,953 and $2,498 in gasoline paid by us in 2015, 2014 and 2013, respectively; $2,839, $1,527 and $1,786 in health club dues in 2015, 2014 and 2013, respectively; communication expenses of $1,335, $1,384 and $1,507 in 2015, 2014 and 2013, respectively; and a $3,012 insurance waiver payment in 2015.

7
Mr. Koh received $13,500, $10,892 and $9,633 in 2015, 2014 and 2013, respectively, as our contribution to his 401(k) Plan; an amount equal to $8,475, $8,400 and $8,400 in car allowance in 2015, 2014 and 2013, respectively; $3,222, $2,649 and $3,156 in gasoline paid by us in 2015, 2014 and 2013, respectively; $1,483 and $920 in health club dues in 2015 and 2014; $1,335, $1,384 and $1,507 in communication expenses in 2015, 2014 and 2013, respectively; and a $1,754 insurance waiver payment in 2015.

8
Ms. Jeon received $13,531, $10,650 and $10,667 in 2015, 2014 and 2013, respectively, as our contribution to her 401(k) Plan; an amount equal to $8,152, $8,400 and $1,200 in car allowance in 2015, 2014 and 2013, respectively; $1,815, $2,649 and $2,382 in gasoline paid by us in 2015, 2014 and 2013, respectively; $3,880 in health club dues in 2015; and communication expenses of $1,730, $1,361 and $1,536 in 2015, 2014 and 2013, respectively.

Grant of Plan-Based Awards at Fiscal Year End

        In April, 2015, an aggregate of 28,000 restricted stock awards were granted to named executive officers. Details are in "Outstanding Equity Awards at Fiscal Year-End" table below.

Grant of Plan-Based Awards at Fiscal Year End

		Estimated Future Payouts Under Non-equity Incentive plan Awards			Estimated Future Payouts Under Equity Incentive plan Awards							Exercise or Base Price of Option Awards (Price/Share) ($)[3]	Grant Date Fair Value of Stock and Option Awards ($)
								All Other Stock Awards (#)		All Other Option Awards (#)
Name	Grant Date	Threshold ($)	Target ($)	Maximum (#)	Threshold ($)	Target ($)	Maximum (#)
Alex Ko	4/8/2015	—	—	—	—	—	—	8,200	[1]	—		—	$83,148	[4]
EVP & Chief Financial Officer
Lisa Pai	4/8/2015	—	—	—	—	—	—	7,500	[1]	—		—	$76,050	[4]
EVP & Chief Legal/HR Officer
Peter Koh	4/8/2015	—	—	—	—	—	—	7,000	[1]	—		—	$70,980	[4]
EVP & Chief Credit	9/30/2015	—	—	—	—	—	—	—		10,000	[2]	$10.51	$18,250	[5]
Officer
Elaine Jeon	4/8/2015	—	—	—	—	—	—	5,300	[1]	—		—	$53,742	[4]
Former EVP & Chief	9/30/2015	—	—	—	—	—	—	—		10,000	[2]	$10.51	$18,250	[5]
Operations Administrator

1
Represents restricted stock awards.

2
Represents stock options granted under the 2008 Stock Option Plan.

3
The exercise price for each stock option is the closing stock price on the date of grant.

4
The amounts shown represent the grant date value of restricted stock awards, calculated in accordance with SEC rules.

5
For stock option grants, the value shown is the grant date fair value computed in accordance with applicable accounting rule of FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2015, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

Outstanding Equity Awards at Fiscal Year End

		Option awards[1]
							Market value of shares or units of stock that have not vested ($)
Name	Grant Date	Number of Securities underlying unexercised options (#) exercisable	Number of Securities underlying unexercised options (#) un-exercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)
Jae Whan Yoo	6/27/2012	35,000	—	$5.29	6/26/2017	—		—
	2/18/2014	50,000	50,000	$10.13	2/17/2019	—		—
Alex Ko	6/27/2012	35,000	—	$5.29	6/26/2017
	3/31/2014					2,950		$34,073	[2]
	4/8/2015					6,150		$71,033	[2]
							$
							$
Lisa Pai	1/30/2013	22,500	7,500	$6.12	1/29/2018
	3/31/2014					2,700		$31,185	[2]
	4/8/2015					5,625		$64,969	[2]
							$
							$
Peter Koh	6/27/2012	20,000		$5.29	6/26/2017
	9/30/2015	2,500	7,500	$10.51	9/29/2020
	3/31/2014					2,150		$24,833	[2]
	4/8/2015					5,250		$60,638	[2]
Elaine Jeon	6/27/2012	7,000		$5.29	6/26/2017
	9/30/2015	2,500	7,500	$10.51	9/29/2020
	3/31/2014					1,650		$19,058	[2]
	4/8/2015					3,975		$45,911	[2]

1
The first 25% of the stock options vest immediately, with the remainder vesting ratably over three years from the date of grant. The options expire after five years from the date of grant.

2
Restricted stock granted on 3/31/2014 and 4/8/2015 will vest over a period of three years. Market value is calculated by the closing price of $11.55 as of December 31, 2015.

Options Exercised and Stock Vested at Fiscal Year End

        The following table provides information concerning the exercise and vesting during 2015 of stock options and restricted stock granted to our named executive officers in 2015.

 Options Exercised and Stock Vested for the Fiscal Year 2015

	Option Awards			Stock Awards
Name	Number of Shares acquired on exercise (#)	Value realized on exercise ($)[1]		Number of Shares acquired on vesting (#)	Value realized on vesting ($)
Jae Whan Yoo	15,000	$73,500	[2]
President & Chief Executive Officer
Alex Ko				3,525	$35,493	[4]
EVP & Chief Financial Officer
Lisa Pai				3,225	$32,472	[4]
EVP & Chief Legal/HR Officer
Peter Koh				2,825	$28,463	[4]
EVP & Chief Credit Officer
Elaine Jeon	16,000	$91,040	[3]	2,150	$21,661	[4]
Former EVP & Chief Operations Administrator

1
"Value realized" is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options exercised. "Value Realized" numbers do not necessarily reflect what the executive might receive if he or she sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be different from that on the exercise date of the option. In addition, the "Value Realized" numbers do not reflect the tax impact of the exercise.

2
The market value of the stock options was calculated by multiplying the difference from closing market price of the Company's stock at the exercise date on 9/1/2015, $10.19, and exercise price, $5.29, by number of exercised stock options.

3
The market value of the stock options was calculated by multiplying the difference from closing market price of the Company's stock at the exercise dates on 6/3/2015, $11.48 and on 9/17/2015, $10.68, and exercise price, $5.29, by number of exercised stock options. Due to her resignation on February 22, 2016, Ms. Jeon's options expire 30 days from the date of her resignation.

4
The market value of the restricted stock was calculated by multiplying the closing market price of the Company's stock at 3/31/15, $9.97 and 4/8/15, $10.14, by number of shares of restricted stock.

Pension Benefits

        The table disclosing the actuarial present value of each of our named executive officer's accumulated benefit under defined benefit plans, the number of years of credited service under each such plan, and the amount of pension benefits paid to each named executive officers during the year is omitted because we do not have a defined benefit plan for named executive officers. The only retirement plan available to our named executive officers in 2015 was our qualified 401(k) savings and retirement plan, which is available to all employees.

Non-Qualified Deferred Compensation

        The table disclosing contributions to non-qualified defined contributions and other deferred compensation plans, each named executive officer's withdrawals, earnings and fiscal year-end balances in those plans is omitted because, in 2015, we had no non-qualified deferred compensation plans or benefits for our executive officers or other employees.

Potential Payments Upon Termination or Change-in-Control

        We do not have a severance plan in place for any of our named executive officers, except for severance provided under the written employment agreement of our Principal Executive Officer. Our employment agreement with Mr. Yoo requires that severance be paid to him under certain circumstances. Specifically, in the event that Mr. Yoo is terminated without cause, his employment agreement provides that his salary would continue for the lesser of twelve months or the duration of the remaining term of the agreement. The merger agreement additionally provides that a consulting agreement be entered into with Mr. Yoo for the combined company on a one-year term beginning at the completion of the merger. For any change-in-control, Wilshire's stock option agreements provide for an acceleration of vesting in the event of a qualifying involuntary termination of employment following such event.

Compensation Committee Interlocks and Insider Participation

        During 2015, our HR/NCG Committee consisted of John R. Taylor (Chairman), Donald Byun, Steven J. Didion, Daisy Y. Ha, Lawrence Jeon and Craig Mautner. No member of the HR/NCG Committee was an officer or employee of Wilshire Bancorp or any of its subsidiaries during 2015 and no member of the HR/NCG Committee was formerly an officer of Wilshire Bancorp or any of its subsidiaries. In addition, none of our executive officers has served as a member of a compensation committee or board of directors of any other entity of which an executive officer is currently serving as a member of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Shareholders are required by the Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms so filed.

        Based solely on our review of copies of such forms received, and except as set forth below, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely satisfied.

Director Compensation

        We generally use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board. In setting director compensation, the HR/NCG Committee considers the significant amount of time that directors expend in fulfilling their duties to the company as well as the skill level we require from the board members.

Cash Compensation Paid to Board Members

        Meetings of the board of directors are held each month, generally on the same day as meetings of the Wilshire Bank board of directors. Each member of the board of directors also serves on Wilshire Bank's board of directors. During the fiscal year 2015, directors received a retainer of $3,000 a month for their service as directors of Wilshire Bank. In addition to the monthly director retainer, certain directors received additional fees for serving in leadership roles that involve additional responsibilities. The Chairman of the board of directors at Wilshire Bank received an additional $8,000 a month for 2015. The Chair of Wilshire Bank's Audit Committee and Directors Loan Committee each received an additional $3,000 a month for 2015. The Chair of Wilshire Bank's Asset & Liability Committee received an additional $2,000 a month for 2015. Directors are also paid $300 per meeting attended for the following Bank-level director committees: Audit, Compliance/CRA and Information Technology. Directors are also paid $500 per meeting for attending Wilshire Bank Directors Loan Committee meetings. Directors are not paid additional fees for their service on the Wilshire board or for attending board or committee meetings.

        The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of the directors during the fiscal year ended December 31, 2015.

Summary Compensation Table—Directors

Name	*Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
Donald Byun	$96,200	$—	$29,526	$700	$126,426
Steven J. Didion	61,200	24,998	—	700	86,898
Daisy Y. Ha	39,900	—	24,603	700	65,203
Lawrence Jeon	61,900	—	24,603	700	87,203
Steven Koh	153,000	—	34,449	700	188,149
Craig Mautner	37,200	24,998	—	700	62,898
John R. Taylor	96,400	30,004	—	700	127,104

1
The amounts shown represent the grant date value of restricted stock awards, calculated in accordance with SEC rules. The actual number of awards granted is shown in the "Outstanding Equity Awards at Fiscal Year End" table included later in this joint proxy statement/prospectus.

2
For stock option grants, the value shown is grant date fair value computed in accordance with applicable accounting rule of FASB ASC Topic 718. The actual number of awards granted is shown in the "Outstanding Equity Awards at Fiscal Year End" table included later in this joint proxy statement/prospectus.

Grant of Plan-Based Awards at Fiscal Year End

        We have no formal policy or plan that requires stock options to be issued to the directors. The issuance of options to directors is a determination that is made by the board of directors at its discretion, after taking into consideration factors such as the performance, the fair value of the options and options issued to directors of similarly situated companies. Options were awarded to the directors on August 26, 2015 in the amounts set forth in the table below.

Outstanding Equity Awards at Fiscal Year End

        The following table sets forth information on outstanding option and stock awards held by the directors at December 31, 2015, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option.

Outstanding Equity Awards at Fiscal Year-End

			Option awards[1]				Stock awards
Name	Grant Date[1]		Number of Securities underlying unexercised option (#) exercisable	Number of Securities underlying unexercised option (#) un-exercisable	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested($)[3]
Donald Byun	01/30/2012	[2]	50,000	—	$3.53	01/29/2022	—	—
	08/26/2015		1,878	5,637	$10.30	08/25/2025	—	—
Steven J. Didion	01/02/2014		20,000	20,000	$10.71	01/02/2024	—	—
	08/26/2015		—	—	—	—	1,820	$21,021
Daisy Y. Ha	01/02/2014	[2]	20,000	20,000	$10.71	01/01/2024	—	—
	08/26/2015		1,565	4,697	$10.30	08/25/2025
Lawrence Jeon	01/30/2012	[2]	50,000	—	$3.53	01/29/2022	—	—
	08/26/2015		1,565	4,697	$10.30	08/25/2025	—	—
Steven Koh	01/30/2012	[2]	150,000	—	$3.53	01/29/2022	—	—
	08/26/2015		2,192	6,576	$10.30	08/25/2025
Craig Mautner	01/30/2012		40,000	—	$3.53	01/29/2022	—	—
	08/26/2015		—	—	—	—	1,820	$21,021
John R. Taylor	11/21/2011		40,000	—	$2.99	11/21/2021	—	—
	08/26/2015		—	—	—	—	2,185	$25,237

1
All granted options vest equally over a three year period with the first 25% on the date of grant and the remaining 75% ratably over the next three years, are exercisable for ten years, and expire on the last business day prior to the tenth anniversary of the grant date.

2
Previously granted, but not exercised, options with exercise price ranging from $6.61 to $9.32 in 2008 and 2009 were modified on January 30, 2012 with the first 25% vesting on the date of modification. These modified options are exercisable for ten years with the exercise price of $3.53 and expire on the last business day prior to the tenth anniversary of the modification.

3
Restricted stock granted on 8/26/15 will vest over a period of three years. Market value is calculated by the closing price of $11.55 as of December 31, 2015.

Options Exercised and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares acquired on exercise(#)	Value realized on exercise($)	Number of Shares acquired on vesting(#)	Value realized on vesting($)[1]
Craig Mautner	—	—	607	$6,252
Steven J. Didion	—	—	607	$6,252
John R. Taylor	—	—	728	$7,498

1
The market value of the restricted stock was calculated by multiplying the closing market price of Wilshire's stock at 8/26/2015, $10.30, by number of shares of restricted stock.

Compensation Risk Assessment

        As discussed in the Human Resources/Nominations and Corporate Governance Committee Report below, the HR/NCG Committee conducted assessments of the risks associated with the compensation policies and practices during 2015, including the compensation arrangements for both executives and non-executive employees. That assessment included a review of policies and procedures relating to the components of the compensation program, a review of incentive-based equity and cash compensation features, identification of any compensation design features that could potentially encourage excessive or imprudent risk taking and consideration of the presence or absence of controls, oversight or other factors that mitigate potential risk.

        Based upon the above-described review, we do not believe that the compensation practices are reasonably likely to have any material adverse effect on us or the business. Currently, the only written employment agreement with an executive officer is the one in place with the Chief Executive Officer, Jae Whan Yoo. A summary of the terms of his employment agreement is included in this joint proxy statement/prospectus under the subheading "Employment Agreements."

        Any annual bonus to be paid to Mr. Yoo under the current second term employment agreement will be at the discretion of the HR/NCG Committee, although the committee still considers the bonus formula under the original employment agreement for comparison purposes.

        While Wilshire has commission compensation arrangements with certain of the other non-executive employees, we do not believe that these arrangements are reasonably likely to have a material adverse effect on the company. These commissions are based upon the levels of loan production of certain of the loan officers. The board believes that any risk created by these types of production incentives are sufficiently mitigated by the regular loan review and approval process, which is independent of the employee in question.

        The HR/NCG Committee annually reviews a comprehensive Incentive Compensation Risk Management Policy. This Policy describes the risk management measures that we will undertake to ensure compliance the requirements and recommendations established by the Dodd-Frank Act and the Interagency Guidance on Sound Incentive Compensation, which is applicable to all federally insured financial institutions. Among other things, the Policy provides for regular compensation risk assessments which are intended to ensure that the incentive compensation arrangements do not encourage company management to expose the organization to imprudent risks that could threaten the safety and soundness of Wilshire Bank.

Compensation Committee Report

        The HR/NCG Committee consists of six members: John R. Taylor (Chairman), Donald Byun, Steven J. Didion, Daisy Y. Ha, Lawrence Jeon and Craig Mautner. All members are independent directors under the Nasdaq and SEC compensation committee structure and membership requirements. The HR/NCG Committee has duties and powers as described in its written charter adopted by the board of directors. A copy of the charter can be found on the Internet website (www.wilshirebank.com) under the Investor Relations page.

        The HR/NCG Committee held 7 meetings during fiscal year 2015. The HR/NCG Committee, with the assistance of management, reviewed the elements of the compensation programs, which are mentioned in the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, to determine whether any portion of the compensation practices encouraged excessive risk taking and concluded that the compensation policies and practices for the employees are not reasonably likely to have a material adverse effect on Wilshire Bancorp. Based upon this review, the related discussions and such other matters deemed relevant and appropriate by the Human Resources Committee, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

        None of Wilshire Bancorp, the board of directors, or the HR/NCG Committee has engaged a compensation consultant for the purpose of compensation analysis or any non-compensation related services during the past five years.

        Submitted by the Human Resources/Nominations and Corporate Governance Committee of the board of directors.

John R. Taylor (Chairman)
Donald Byun
Steven J. Didion
Daisy Y. Ha
Lawrence Jeon
Craig Mautner

Dated: April 27, 2016

Item 12.    Security Ownership of Certain Beneficial Owners, and Management and Related Shareholder Matters

        The following table sets forth information regarding beneficial ownership of Wilshire common stock as of February 29, 2016 by (1) each shareholder known by us to be the beneficial owner of more than 5% of the outstanding shares of Wilshire common stock, (2) each of the directors, (3) each of the persons named in the Summary Compensation Table appearing later in this joint proxy statement/prospectus (the "named executive officers") and (4) all of our directors and executive officers as a group.

        Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or dispositive power and options that are currently exercisable or exercisable within 60 days (listed below as "Vested Option Shares"). Each director, officer or 5% or more shareholder known to us, as the case may be, has furnished to us information with respect to beneficial ownership. Except as otherwise indicated in the footnotes to this table, we believe that the beneficial owners of common stock listed below, based on information each of them has provided to us, have sole voting and dispositive power with respect to their shares.

        The table below lists the applicable beneficial ownership percentage which is calculated based upon 78,650,503 shares of common stock outstanding as of February 29, 2016. Shares of common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2016 are deemed outstanding for the purpose of calculating the percentage ownership of the person holding these options, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person. Unless otherwise noted, the address for each shareholder listed below is: C/O Wilshire Bancorp, Inc., 3200 Wilshire Blvd., Los Angeles, California 90010.

	Common Stock Beneficially Owned[1]
Beneficial Owner	Shares Beneficially Owned (a)		Vested Option Shares (b)		Total (a) & (b)	Percentage of Shares Beneficially Owned
Greater than 5% Shareholders:
Steven Koh[1,2]	5,652,407		152,192	[3,9]	5,804,599	7.37%
BlackRock, Inc.[4] 55 East 52nd Street New York, NY 10055	6,327,562				6,327,562	8.05%
Fidelity Management & Research Company[4] 245 Summer Street Boston, MA 02210	5,698,980				5,698,980	7.25%
Directors and Named Executive Officers:
Donald Byun	810,000		51,879	[3,10]	861,879	1.10%
Lawrence Jeon	87,900		51,566	[3,10]	139,466	*
Steven J. Didion	72,437	[11]	30,000	[7]	102,437	*
Daisy Y. Ha	627,907		31,566	[7,10]	659,473	*
Craig Mautner	26,437	[11]	40,000		66,437	*
John R. Taylor	2,925	[11]	40,000		42,925	*
Jae Whan Yoo	323,869		75,000	[8]	398,869	*
Alex Ko	39,507	[9,12]	35,000	[5]	74,507	*
Lisa Pai	20,867	[9,12]	30,000	[6]	50,867	*
Peter Koh	65,492	[9,12]	22,500	[5,13]	87,992	*
Elaine Jeon	54,363	[9,12]	2,500	[13]	56,863	*
All executive officers and directors as a group[12]

*
Less than 1%

1
Except as otherwise noted, may include shares held by such person's spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in "street name" for the benefit of such person; shares held by a charitable foundation, family or living trust or limited partnership as to which such person is a trustee, general partner, or primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person is the sole beneficiary.

2
Also a director.

3
Previously granted, but not exercised, options with exercise price range from $6.61 to $9.32, in 2008 and 2009 were modified on January 30, 2012 with the first 25% vesting on the date of modification. Thereafter, this option becomes exercisable to an additional 25% of the share subject to this option on each anniversary of the date of modification. The modified options are exercisable for ten years at the exercise price of $3.53 and expire on the date ten years from the date of modification.

4
As the information about institutional shareholders are based on a Schedule 13G filed with the SEC, the number of shares reported are as of December 31, 2015, but the percentage is based on the number of shares of Wilshire Bancorp's common stock issued and outstanding as of February 29, 2016.

5
On June 27, 2012, we granted stock options with the first 25% vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $5.29 and expire on the last business day prior to the fifth anniversary of the grant date.

6
On January 30, 2013, we granted options to purchase 30,000 shares of Wilshire common stock with the first 25% of such options vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $6.12 and expire on the last business day prior to the fifth anniversary of the grant date.

7
On January 2, 2014, we granted options to purchase 40,000 shares of Wilshire common stock with the first 25% of such options vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $10.71 and expire on the last business day prior to the fifth anniversary of the grant date.

8
On February 18, 2014, we granted options to purchase 100,000 shares of Wilshire common stock with the first 25% of such options vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $10.13 and expire on the last business day prior to the fifth anniversary of the grant date.

9
On March 31, 2014, we granted restricted stocks to the named executive officers with the first 25% of such restricted stock vesting on the date of grant (which are included in this amount) and the remaining 75% will vest over a 3-year period in equal shares of 25% at each anniversary.

10
On August 26, 2015, we granted stock options with the first 25% vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $10.30 and expire on the last business day prior to the tenth anniversary of the grant date.

11
On August 26, 2015, we granted restricted stocks with the first 25% of such restricted stock vesting on the date of grant (which are included in this amount) and the remaining 75% will vest over a 3-year period in equal shares of 25% at each anniversary.

12
On April 8, 2015, we granted restricted stocks to the named executive officers with the first 25% of such restricted stock vesting on the date of grant (which are included in this amount) and the remaining 75% will vest over a 3-year period in equal shares of 25% at each anniversary.

13
On September 30, 2015 we granted options to purchase 10,000 shares of our common stock with the first 25% of such options vesting on the date of grant. The remaining options are exercisable over three years at the exercise price of $10.51 and expire on the last business day prior to the fifth anniversary of the grant date. Due to her resignation on February 22, 2016, Ms. Jeon's options expire 30 days from the date of her resignation.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

        Under Section 402 of the Sarbanes-Oxley Act of 2002, it is generally prohibited for any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. This prohibition, however, is not applicable to loans that are made in compliance Section 22(h) of the Federal Reserve Act or the Federal Reserve's Regulation O. We believe that all related transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made pursuant to a valid exception from Section 402 of the Sarbanes-Oxley Act.

        Certain of our officers, directors and principal shareholders and their affiliates have had transactions with Wilshire Bank, including borrowings and investments in certificates of deposit. Our management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of Wilshire Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve more than the normal risk of collectibles or present other unfavorable features. All loans made by Wilshire Bank to its directors, officers and principal shareholders are in compliance with the requirements of Federal Reserve Regulation O.

        We recognize that related party transactions can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our shareholders. To ensure that all loans and related party transactions are in our best interests, the board of directors of Wilshire Bancorp, excluding any interested parties, reviews and evaluates all loans to related parties. The board of directors reviews such loans for compliance with the "Insider Loans" provisions of Wilshire Bank's General Loan Policy. The policy requires that a majority of the entire board of directors approve, in advance, all loans to insiders of Wilshire Bank and their related interests or to insiders of an affiliate of Wilshire Bank where the aggregate amount loaned to the insider and his or her related interests exceeds the greater of $25,000 or five percent of the Bank's capital and unimpaired surplus. The interested party may not participate directly or indirectly by participating in the discussion during the voting. Prior approval also is needed whenever the aggregate amount of such loans exceeds $500,000.

Item 14.    Principal Accounting Fees and Services

Audit Fees

        The following table shows the fees paid or accrued by us for the audit provided by Crowe Horwath LLP for fiscal 2014 and fiscal 2015.

	2015	2014
Audit Fees[1]	$680,000	$569,164
Tax Fees[2]	234,915	285,487
All Other Fees	—	—

Total	$914,915	$854,651

1
Represents audit fees we either paid or accrued to Crowe Horwath LLP for 2015.

2
In 2015, $231,690 was paid to Moffett & Grigorian LLP and $3,225 was paid to Crowe Horwath LLP.

        As defined by the SEC, (i) "audit fees" are fees for professional services rendered by the independent registered public accounting firm for the audit of Wilshire's annual financial statements and review of financial statements included in Wilshire's Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors' independence. The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent registered public accounting firm.

        Consistent with the SEC's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of Wilshire's subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
List of documents filed as part of this Report

(1)
Financial Statements:

        See the Index to Financial Statements and Supplementary Data as described in Item 8 of our Annual Report on Form 10-K filed on February 16, 2016, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 11, 2016

  (2)
  Financial Statement Schedules:

        Schedules to the financial statements are omitted because the required information is not applicable or the information is presented in the Company's consolidated financial statements or related notes.

  (3)
  Exhibits:

        Are incorporated herein by reference or are filed with this Report as indicated below.

(b)
Exhibits:

Exhibit Table

Reference Number	Item
2.1	Agreement and Plan of Merger, dated as of June 8, 2013, by and between Wilshire Bancorp, Inc. a California corporation, and BankAsiana, a New Jersey state chartered commercial bank (Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q, as filed with the SEC on August 2, 2013)
2.2	Agreement and Plan of Merger and Reorganization by and between Wilshire Bancorp, Inc., a California corporation, WS Merger Acquisition Corp., a California corporation, and Saehan Bancorp, a California corporation, dated as of July 15, 2013 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on July 15, 2013)
2.3	Agreement and Plan of Merger and Reorganization by and between BBCN Bancorp, Inc., a California corporation, Wilshire Bancorp Inc., a California corporation, dated as of December 7, 2015 (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K, as filed with the SEC on December 7, 2015)
3.1	Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 in the Registration Statement on Form S-4, as filed with the SEC on June 15, 2004)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2011)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
3.4	Amended and Restated Bylaws of Wilshire Bancorp, Inc. effective May 30, 2012 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the SEC on June 1, 2012)
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-4, as filed with the SEC on April 1, 2004)
4.2	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)

Reference Number	Item
4.3	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Soo Bong Min, Brian E. Cho, and Elaine Jeon dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.4	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of March 17, 2005 (Incorporated by reference to Exhibit 4.8 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.5	Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.9 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.6	Amended and Restated Declaration of Trust by and among Wilshire Bancorp, Inc., Wilmington Trust Company, Brian E. Cho and Elaine Jeon dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.7	Guarantee Agreement by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of September 15, 2005 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 16, 2007)
4.8	Indenture by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.9	Amended and Restated Declaration of Trust by and among LaSalle National Trust Delaware, LaSalle Bank National Association, Wilshire Bancorp, Inc., Soo Bong Min, and Brian E. Cho dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.10	Guarantee Agreement by and between Wilshire Bancorp, Inc. and LaSalle Bank National Association dated as of July 10, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-Q, as filed with the SEC on November 9, 2007)
4.11	Indenture by and between Saehan Bancorp, Inc. and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.12	Guarantee Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.12 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.13	Amended and Restated Trust Agreement by and between Saehan Bancorp and Wilmington Trust Company dated as of March 30, 2007 (Incorporated by reference to Exhibit 4.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
4.14	Supplemental Indenture by and between Wilshire Bancorp, Inc. and Wilmington Trust Company dated as of November 20, 2013 (Incorporated by reference to Exhibit 4.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2014)
10.1	Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Mirae Bank, Federal Deposit Insurance Corporation and Wilshire State Bank, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on July 1, 2009)
10.2	2008 Stock Incentive Plan of Wilshire Bancorp, Inc. (Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 8, 2008)[1]
10.3	Lease dated August 12, 2009 between the Company and KamHing Realty-NYC LLC.—Manhattan Branch (Incorporated by reference to Exhibit 10.27 to the Company's Form 10-K, as filed with the SEC on March 15, 2010)

Reference Number	Item
10.4	Employment Agreement by and between the Bank and Jae Whan Yoo, effective February 18, 2014 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on November 13, 2013)[1]
10.5	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the SEC on December 3, 2009)[1]
10.6	Wilshire State Bank Directors' Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.7	Wilshire State Bank Executive Survivor Income Plan, dated July 30, 2003, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.8	Wilshire State Bank Directors' Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.9	Wilshire State Bank Executive Survivor Income Plan, dated July 1, 2005, as amended on September 26, 2012 (Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K, as filed with the SEC on March 14, 2013)[1]
10.10	Headquarter lease agreement dated April 4, 2014 between Wilshire Bank and Wilmont, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the SEC on May 5, 2014)
11.1	Statement regarding computation of Net Earnings per Share[3]
12.1	Statement regarding computation of Ratios of Earnings to Fixed Charges[2]
21.1	Subsidiaries of the Registrant[2]
23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)[2]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[4]
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002[4]
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002[2]
101	The following materials from the Company's Annual Report on Form 10-K/A for the year ended December 31, 2015, as filed on April 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

1
Indicates compensation or compensatory plan, contract, or arrangement

2
Incorporated by reference from the Annual Report on Form 10-K/A as filed on April 11, 2016

3
The information required by this Exhibit is incorporated by reference from Note [18] of the Company's Financial Statements included in the Annual Report on Form 10-K/A as filed on April 11, 2016

4
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2016	WILSHIRE BANCORP, INC. a California corporation
	By:	/s/ ALEX KO Alex Ko Chief Financial Officer