Form 10-Q
period 2016-03-31
WILSHIRE BANCORP INC
filed 2016-05-02
CIK 1285224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes ☐    No☒

The number of shares of Common Stock of the registrant outstanding at April 25, 2016 was 78,857,248

FORM 10-Q

INDEX

WILSHIRE BANCORP, INC.

i

Part I. FINANCIAL INFORMATION

Item 1.               Consolidated Financial Statements

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(DOLLARS IN THOUSANDS) (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and due from banks	$115,444	$118,089
Federal funds sold and other cash equivalents	133	104
Cash and cash equivalents	115,577	118,193

Securities available-for-sale, at fair value (amortized cost of $503 million and $533 million at March 31, 2016 and December 31, 2015, respectively)	512,257	535,524
Securities held-to-maturity, at amortized cost (fair value of $20 thousand and $22 thousand at March 31, 2016 and December 31, 2015, respectively)	19	21
Loans receivable (net of allowance for loan losses of $53 million and $52 million at March 31, 2016 and December 31, 2015, respectively)	3,742,268	3,767,299
Loans held-for-sale, at the lower of cost or market	90,392	25,223
Federal Home Loan Bank (“FHLB”) stock, at cost	16,539	16,539
Other real estate owned (“OREO”)	10,128	9,179
Due from customers on acceptances	8,900	7,250
Cash surrender value of bank owned life insurance (“BOLI”)	25,174	25,028
Investments in affordable housing partnerships	47,257	48,867
Bank premises and equipment	15,718	16,096
Accrued interest receivable	9,171	9,226
Deferred income taxes	17,897	21,489
Servicing assets	19,324	19,894
Goodwill	67,473	67,473
Core deposits intangibles	2,985	3,185
Other assets	19,322	22,982
TOTAL	$4,720,401	$4,713,468

LIABILITIES:
Deposits:
Non-interest bearing	$1,106,805	$1,088,436
Interest bearing:
Savings	135,723	133,872
Money market and NOW accounts	1,031,567	1,015,863
Time deposits of $100,000 or more	1,336,311	1,349,440
Other time deposits	243,166	252,265
Total deposits	3,853,572	3,839,876

FHLB advances	200,000	220,000
Junior subordinated debentures	72,077	72,016
Commitments to fund investments in affordable housing partnerships	15,189	15,730
Accrued interest payable	2,400	2,105
Bank acceptances outstanding	8,900	7,250
Other liabilities	22,015	23,561
Total liabilities	4,174,153	4,180,538

SHAREHOLDERS’ EQUITY:
Preferred stock, $1,000 par value — authorized, 5,000,000 shares; issued and outstanding 0 shares at March 31, 2016 and December 31, 2015	—	—
Common stock, no par value — authorized, 200,000,000 shares; issued and outstanding, 78,845,873 and 78,608,717 shares at March 31, 2016 and December 31, 2015, respectively	234,386	233,341
Accumulated other comprehensive income (“AOCI”), net of tax	7,099	3,286
Retained earnings	304,763	296,303
Total shareholders’ equity	546,248	532,930

TOTAL	$4,720,401	$4,713,468

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

INTEREST INCOME:
Interest and fees on loans	$43,665	$40,088
Interest on investment securities	2,460	1,968
Interest on federal funds sold and other earning assets	124	192
Total interest income	46,249	42,248

INTEREST EXPENSE:
Interest on deposits	5,932	5,097
Interest on FHLB advances and other borrowings	905	232
Interest on junior subordinated debentures	503	428
Total interest expense	7,340	5,757

NET INTEREST INCOME BEFORE PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	38,909	36,491
PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	300	—
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS AND LOAN COMMITMENTS	38,609	36,491

NON-INTEREST INCOME:
Service charges on deposit accounts	2,851	3,107
Gain on sale of SBA loans	1,297	2,245
Gain on sale of residential loans	830	261
Gain on sale of other loans	545	4,300
Loan-related servicing fees	1,129	3,148
Net change in fair value of derivatives	27	495
Other income	1,779	1,711
Total non-interest income	8,458	15,267

NON-INTEREST EXPENSE:
Salaries and employee benefits	14,783	12,665
Occupancy and equipment	3,276	3,373
Regulatory assessment fee	603	599
Loss on investments in affordable housing partnerships	1,257	943
Data processing	1,204	1,042
Professional fees	732	775
Amortization of core deposits intangibles	200	243
Merger related costs	458	—
Other operating expenses	4,140	3,269
Total non-interest expense	26,653	22,909

INCOME BEFORE INCOME TAXES	20,414	28,849
INCOME TAX PROVISION	7,224	10,230
NET INCOME	$13,190	$18,619

EARNINGS PER COMMON SHARE INFORMATION:
Basic	$0.17	$0.24
Diluted	$0.17	$0.24

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	78,674,604	78,326,505
Diluted	78,974,448	78,655,365

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$13,190	$18,619

UNREALIZED GAIN ON AVAILABLE-FOR-SALE (“AFS”) SECURITIES:
Unrealized gain arising during the period	6,577	2,148
Less income tax expense	2,767	903
Net change in net unrealized gain on AFS securities	3,810	1,245

UNREALIZED (LOSS) GAIN ON INTEREST-ONLY STRIP:
Net unrealized (loss) gain arising during the period	(17)	2
Less income tax (benefit) expense	(7)	1
Net unrealized (loss) gain on interest-only strips	(10)	1

BOLI UNRECOGNIZED PRIOR SERVICE COST:
BOLI unrecognized prior service cost	13	13
Less income tax expense	—	—
Net changes to BOLI unrecognized prior service cost	13	13

TOTAL OTHER COMPREHENSIVE INCOME	$3,813	$1,259

TOTAL COMPREHENSIVE INCOME	$17,003	$19,878

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income	Earnings	Equity
BALANCE—January 1, 2015	78,322,462	$232,001	$4,453	$252,957	$489,411
Stock options exercised	6,996	45	—	—	45
Restricted stock granted & forfeited	—	—	—	—	—
Cash dividend declared or accrued:
Common stock ($0.05 per share)	—	—	—	(3,915)	(3,915)
Stock dividend declared or accrued	—	—	—	(1)	(1)
Share-based compensation expense	—	161	—	—	161
Tax benefit from stock options exercised	—	—	—	—	—
Net income	—	—	—	18,619	18,619
Other comprehensive income	—	—	1,259	—	1,259
BALANCE—March 31, 2015	78,329,458	$232,207	$5,712	$267,660	$505,579

			Accumulated
	Common Stock		Other		Total
	Number		Comprehensive	Retained	Shareholders’
	of Shares	Amount	Income	Earnings	Equity
BALANCE—January 1, 2016	78,608,717	$233,341	$3,286	$296,303	$532,930
Stock options exercised	87,000	469	—	—	469
Restricted stock granted & forfeited	150,156	—	—	—	—
Cash dividend declared or accrued:
Common stock ($0.06 per share)	—	—	—	(4,717)	(4,717)
Stock dividend declared or accrued	—	—	—	(13)	(13)
Share-based compensation expense	—	566	—	—	566
Tax benefit from stock options exercised	—	10	—	—	10
Net income	—	—	—	13,190	13,190
Other comprehensive income	—	—	3,813	—	3,813
BALANCE—March 31, 2016	$78,845,873	$234,386	$7,099	$304,763	$546,248

See accompanying notes to unaudited consolidated financial statements.

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,190	$18,619
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of investment securities	1,208	384
Depreciation of bank premises and equipment	930	1,047
Accretion of discount on acquired loans	(1,572)	(2,062)
Amortization and accretion of liabilities acquired from acquisitions	101	18
Amortization of core deposits intangibles	200	243
Provision for losses on loans and loan commitments	300	—
Provision for losses on OREO	—	159
Deferred tax expense	1,485	4,733
Loss on disposition of bank premises and equipment	—	14
Net realized gain on sale of SBA loans	(1,297)	(2,245)
Net realized gain on sale of residential loans	(830)	(261)
Net realized gain on sale of other loans	(545)	(4,300)
Origination of SBA loans held-for-sale	(20,985)	(20,568)
Origination of residential loans held-for-sale	(112,350)	(19,502)
Proceeds from sale of SBA loans held-for-sale	16,209	26,274
Proceeds from sale of residential loans held-for-sale	54,827	17,881
Net change in unrealized appreciation on servicing assets	794	(952)
Disposition of servicing rights	392	106
Share-based compensation expense	566	161
Net change in cash surrender value of life insurance	(146)	398
Servicing assets capitalized	(615)	(933)
Net change in accrued interest receivable	55	211
Loss on investments in affordable housing partnerships	1,257	943
Net change in fair value of derivatives	(27)	(495)
Net change in other assets	3,638	279
FHLB stock cash dividend	344	306
Net change in accrued interest payable	295	178
Net change in other liabilities	(1,834)	10,115
Net cash (used) provided by operating activities	(44,410)	30,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from principal repayment of securities held-to-maturity	2	1
Proceeds from principal repayment of securities available-for-sale	28,634	60,789
Net change in loans receivable	24,356	(203,905)
Payment of FDIC loss-share indemnification	(549)	(1,657)
Proceeds from sale of other loans held-for-sale	545	5,291
Proceeds from sale of OREO	—	35
Purchases of investments in affordable housing partnerships	(188)	(587)
Purchases of bank premises and equipment	(473)	(568)
Purchases of bank owned life insurance	—	(538)
Net cash provided (used) by investing activities	52,327	(141,139)

See accompanying notes to unaudited consolidated financial statements.	(Continued)

WILSHIRE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	$469	$45
Tax benefit from exercise of stock options	10	—
Payment of cash dividend on common stock	(4,708)	(3,915)
Repayment of FHLB advances	(20,000)	—
Net change in deposits	13,696	233,907
Net cash (used) provided by financing activities	(10,533)	230,037

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,616)	119,649

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	118,193	233,953
CASH AND CASH EQUIVALENTS — END OF PERIOD	$115,577	$353,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,045	$5,578
Income taxes paid	$3,325	$394
Income tax refunds received	$1,041	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired through foreclosures	$950	$—
Loans transferred to held-for-sale from loans receivable	$797	$991
Loans transferred to loans receivable from held-for-sale	$54	$—
Other assets transferred to bank premises and equipment	$79	$670
Common stock cash dividend declared, but not paid	$4,735	$3,918

See accompanying notes to unaudited consolidated financial statements.	(Concluded)

WILSHIRE BANCORP, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.     Business of Wilshire Bancorp, Inc.

Wilshire Bancorp, Inc. (hereafter, “the Company,” “we,” “us,” or “our”) is a bank holding company under the Bank Holding Company Act of 1956, as amended, offering a broad range of financial products and services primarily through our main subsidiary, Wilshire Bank, a California state-chartered commercial bank, which we sometimes refer to in this report as “the Bank.” Our corporate headquarters and primary banking facilities are located at 3200 Wilshire Boulevard, Los Angeles, California 90010. The Bank has 35 full-service branch offices in Southern California, Texas, Alabama, Georgia, New Jersey, and the greater New York City metropolitan area. We also have five loan production offices, or “LPOs”, three are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

Note 2.     Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules and regulations for interim financial reporting and therefore do not necessarily include all information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The information provided by these interim financial statements reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, consolidated statements of income and consolidated statements of comprehensive income for the three months ended March 31, 2016 and March 31, 2015, and consolidated statements of shareholders’ equity and consolidated statements of cash flows for the three months ended March 31, 2016 and March 31, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies used in the preparation of these interim financial statements were consistent with those used in the preparation of the financial statements for the year ended December 31, 2015.

Note 3.     Mergers and Acquisitions

Proposed Merger with BBCN Bancorp Inc.

On December 7, 2015, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with BBCN Bancorp Inc. (“BBCN”). Subject to the terms and conditions of the Merger Agreement, which was approved by the board of directors of both the Company and BBCN, the Company will merge with and into BBCN, with BBCN being the surviving corporation. Concurrently with, or as soon as reasonably practicable after the consummation of the Merger, the Bank will merge with and into BBCN Bank, a California state-chartered bank and a wholly owned subsidiary of BBCN, with BBCN Bank being the surviving bank, pursuant to a separate merger agreement between the Bank and BBCN Bank. The combined company will operate under a new name that will be determined prior to the closing.

The consummation of the merger is subject to customary conditions, including receipt of regulatory approvals, receipt of the requisite approval of the shareholders of the Company and BBCN, the absence of any law or order prohibiting the closing, and effectiveness of the registration statement to be filed by BBCN with respect to the stock to be issued in the merger. In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants, in each case subject to certain materiality standards. The merger is expected to close in the second half of 2016.

During the first quarter of 2016, the Company recorded $458,000 in merger related costs mainly consisting of legal and consulting fees related to merger. For more information on the merger, please see the preliminary Registration Statement on Form S-4 filed by BBCN that includes a Joint Proxy Statement/Prospectus of Wilshire and BBCN, as well as other relevant documents concerning the proposed transaction.

Acquisition of Bank of Manhattan’s Mortgage Lending Division

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

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The quoted price shall not be adjusted for any blockage factor (i.e., size of the position relative to trading volume).

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

Level 3 — Pricing inputs are unobservable for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation.

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

Investment securities — Investments securities are recorded at fair value pursuant to ASC 320-10 “Investments - Debt and Equity Securities.” Fair value measurements are based upon quoted prices for similar assets, if available (Level 1). If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs such as yield curves, prepayment speeds, and default rates (Level 2). Our existing investment security holdings as of March 31, 2016 are measured using matrix pricing models in lieu of direct price quotes and are recorded based on recurring Level 2 measurement inputs. Level 3 measurement inputs are not utilized to measure the fair value for any of our investment securities.

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

Indications of value for both collateral-dependent impaired loans and other real estate owned are obtained from third party providers or estimated internally by the Company’s internal Appraisal Department. All indications of value are reviewed for reasonableness by a member of the Appraisal Department who reviews the assumptions and approaches utilized in the appraisal. The resulting fair value is then compared with independent data sources such as recent market data or industry-wide statistics. The Company classifies impaired loans as non-recurring with Level 3 measurement inputs.

Impaired loans held-for-sale — Impaired loans that are held-for-sale are reported at the lower of cost or fair value. The fair values for these loans are determined based on quotes, bids, or indications directly from potential purchasing parties. Any subsequent decline in the fair value for impaired loan held-for-sale is recorded as a held-for-sale valuation allowance. The Company classifies impaired loans held-for-sale as non-recurring with Level 3 measurement inputs.

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

Servicing assets — SBA and residential real estate loan servicing assets represents the value associated with servicing SBA and residential real estate loans that have been sold. The fair value for servicing assets is determined through discounted cash flow analysis and utilizes discount rates, prepayment speeds, and delinquency rate assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation for servicing assets is performed on a quarterly basis. The Company classifies loan servicing assets as recurring with Level 3 measurement inputs.

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

The table below summarizes the valuation measurements of our financial assets and liabilities in accordance with ASC 820-10 fair value hierarchy levels at March 31, 2016 and December 31, 2015:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Fair Value Measurements Using:
As of March 31, 2016	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments:
Securities of government sponsored enterprises	$64,109	$—	$64,109	$—
Mortgage-backed securities (residential)	166,769	—	166,769	—
Collateralized mortgage obligations (residential)	242,697	—	242,697	—
Corporate securities	15,220	—	15,220	—
Municipal bonds	23,462	—	23,462	—
Servicing assets	19,324	—	—	19,324
Mortgage banking derivative assets	375	—	375	—
Mortgage banking derivative liabilities	(142)	—	(142)	—

	Fair Value Measurements Using:
As of December 31, 2015	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments
Securities of government sponsored enterprises	$73,835	$—	$73,835	$—
Mortgage-backed securities (residential)	171,698	—	171,698	—
Collateralized mortgage obligations (residential)	251,395	—	251,395	—
Corporate securities	15,260	—	15,260	—
Municipal bonds	23,336	—	23,336	—
Servicing assets	19,894	—	—	19,894
Mortgage banking derivative assets	222	—	222	—
Mortgage banking derivative liabilities	(16)	—	(16)	—

Financial instruments measured at fair value on a recurring basis that were deemed to have Level 3 fair value inputs when determining valuation are identified in the table below by category with a summary of changes in fair value for periods indicated:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Servicing Assets:
Balance at beginning of period	$19,894	$18,031
Net realized (losses) gains in net income	(793)	952
Net purchases, sales, and settlement	223	830
Transfers in or out of Level 3	—	—
Balance at end period	$19,324	$19,813

Net cumulative unrealized loss in AOCI	$—	$—

We had no transfers of financial instruments between Level 1, 2, or 3 during the three months ended March 31, 2016 and December 31, 2015.

At March 31, 2016, we had approximately $44.6 million in interest rate lock commitments and $27.0 million in total forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was recorded as a derivative asset of $375,000 and a derivative liability of $142,000. At December 31, 2015, the Company had approximately $35.7 million of interest rate lock commitments and $17.1 million of forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $222,000 and a derivative liability of $16,000 respectively. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair value of mortgage banking derivatives are included in non-interest income as “net change in fair value of derivatives”.

The following table reflects the notional amount and fair value of mortgage banking derivatives for the dates indicated:

	As of March 31, 2016		As of December 31, 2015
(Dollars in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate lock commitments	$26,959	$373	$15,481	$197
Forward sale contracts related to mortgage banking	$2,047	$2	$9,682	$25

Liabilities:
Interest rate lock commitments	$—	$—	$1,622	$(3)
Forward sale contracts related to mortgage banking	$24,912	$(142)	$7,421	$(13)

The following tables represent the aggregate balance of assets measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015, and the total losses resulting from fair value adjustments on the assets for the periods indicated:

As of March 31, 2016

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses Three Months
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$1,010	$1,010	$220
Impaired Loans Held-For-Sale :
Commercial Real Estate	—	—	797	797	—
Total	$—	$—	$1,807	$1,807	$220

As of December 31, 2015

(Dollars in Thousands)	Level 1	Level 2	Level 3	Total	Net Realized Losses Twelve Months
Collateral Dependent Impaired Loans:
Commercial Real Estate	$—	$—	$4,219	$4,219	$(405)
OREO:
Commercial Real Estate	—	—	147	147	(188)
Total	$—	$—	$4,366	$4,366	$(593)

Quantitative information about significant unobservable inputs (Level 3) used in the fair value measurement for asset and liabilities measured on a recurring and non-recurring basis at March 31, 2016 and December 31, 2015 are presented in the tables below:

As of March 31, 2016

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range *
Servicing assets	$19,324	Discounted	Discount rate	4.3% - 9.3%
		cash flow	Constant prepayment rate	7.0% - 9.0%
Collateral dependent impaired loans:
Commercial Real Estate	1,010	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	35.0%*
Impaired Loans Held-For-Sale:
Commercial Real Estate	797	Sales comparison approach	Adjustment for difference between comparable sales and expected sales amounts	23.9%*

As of December 31, 2015

(Dollars in Thousands)	Fair Value	Valuation Technique	Significant Unobservable Inputs	Range
Servicing assets	$19,894	Discounted	Discount rate	4.0% - 9.3%
		cash flow	Constant prepayment rate	7.2% - 9.0%
Collateral dependent impaired loans:
Commercial Real Estate	4,219	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	45.7%*
OREO:
Commercial Real Estate	147	Sales Comparison Approach	Adjustment for difference between comparable sales and expected sales amounts	8.0%*

* Represents weighted average percentage

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for these financial statements since those dates. Therefore, estimates of fair value may differ significantly from the amounts presented herein.

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

The fair value of OREO and collateral-dependent impaired loans, including those that are held-for-sale, are based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may utilize an income approach, such as the discounted cash flow method, to estimate future income or cash flows or  include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments may be made after considering relevant economic and demographic factors with the potential to affect property values. Prospective values are also based on market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types being appraised.

The table below is a summary of fair value estimates at March 31, 2016 and December 31, 2015, for financial instruments, as defined by ASC 825-10 “Financial Instruments”, including those financial instruments for which the Company did not elect fair value options.

	Fair	March 31, 2016		December 31, 2015
	Value	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Level	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	Level 1	$115,444	$115,444	$118,089	$118,089
Federal funds sold	Level 1	133	133	104	104
Investment securities available-for-sale	Level 2	512,257	512,257	535,524	535,524
Investment securities held-to-maturity	Level 2	19	20	21	22
Loans held-for-sale	Level 2	90,392	92,926	25,223	26,015
Loans receivable-net	Level 3	3,742,268	3,750,086	3,767,299	3,781,007
FHLB stock	N/A	16,539	N/A	16,539	N/A
Accrued interest receivable	Level 2/3	9,171	9,171	9,226	9,226
Mortgage banking derivatives	Level 2	375	375	222	222
Due from customers on acceptances	Level 1	8,900	8,900	7,250	7,250

Liabilities:
Non-interest bearing deposits	Level 1	$1,106,805	$1,106,805	$1,088,436	$1,088,436
Interest bearing deposits	Level 2	2,746,767	2,736,189	2,751,440	2,703,476
Junior subordinated debentures	Level 2	72,077	66,801	72,016	65,722
Short-term FHLB advances	Level 1	50,000	50,000	70,000	70,000
Long-term FHLB advances	Level 2	150,000	154,196	150,000	152,359
Accrued interest payable	Level 1/2	2,400	2,400	2,105	2,105
Mortgage banking derivatives	Level 2	142	142	16	16
Acceptances outstanding	Level 1	8,900	8,900	7,250	7,250

Note 5.               Investment Securities

The following tables summarize the amortized cost, fair value, net unrealized gains (losses), and distribution of our investment securities for the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2016
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$19	$20	$—	$1	$1
Total investment securities held-to-maturity	$19	$20	$—	$1	$1

Available-for-Sale:
Securities of government sponsored enterprises	$63,846	$64,109	$—	$263	$263
Mortgage backed securities (residential)	164,381	166,769	—	2,388	2,388
Collateralized mortgage obligations (residential)	238,321	242,697	(79)	4,455	4,376
Corporate securities	15,019	15,220	—	201	201
Municipal securities	21,580	23,462	—	1,882	1,882
Total investment securities available-for-sale	$503,147	$512,257	$(79)	$9,189	$9,110

	As of December 31, 2015
	Amortized Cost	Fair Value	Gross Unrealized Losses	Gross Unrealized Gains	Net Unrealized Gains (Losses)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$21	$22	$—	$1	$1
Total investment securities held-to-maturity	$21	$22	$—	$1	$1

Available-for-Sale:
Securities of government sponsored enterprises	$73,828	$73,835	$(80)	$87	$7
Mortgage backed securities (residential)	171,781	171,698	(738)	655	(83)
Collateralized mortgage obligations (residential)	250,809	251,395	(1,065)	1,651	586
Corporate securities	15,015	15,260	—	245	245
Municipal securities	21,558	23,336	—	1,778	1,778
Total investment securities available-for-sale	$532,991	$535,524	$(1,883)	$4,416	$2,533

There were no realized gains or losses on the sale of securities for the three months ended March 31, 2016 and March 31, 2015. Securities with a total fair value of approximately $400.8 million and $425.1 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the maturity and repricing schedule of our investment securities at their carrying values (amortized cost for held-to-maturity investment securities and fair value for available-for-sale investment securities) at March 31, 2016:

Investment Maturities and Repricing Schedule
(Dollars in Thousands)

	Within One Year	After One & Within Five Years	After Five & Within Ten Years	After Ten Years	Total
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$—	$19	$—	$—	$19
Total investment securities held-to-maturity	$—	$19	$—	$—	$19

Available-for-Sale:
Securities of government sponsored enterprises	$—	$14,035	$50,074	$—	$64,109
Mortgage backed securities (residential)	3,805	1,482	1,588	159,894	166,769
Collateralized mortgage obligations (residential)	3,572	239,125	—	—	242,697
Corporate securities	7,997	7,223	—	—	15,220
Municipal securities	—	1,934	7,908	13,620	23,462
Total investment securities available-for-sale	$15,374	$263,799	$59,570	$173,514	$512,257

The following tables summarize the gross unrealized losses and fair values of our available-for-sale investment securities, aggregated by investment category and length of time that they have been in continuous unrealized loss positions at March 31, 2016 and December 31, 2015:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of March 31, 2016	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Collateralized mortgage obligations (residential)	$—	$—	$12,069	$(79)	$12,069	$(79)
Total investment securities	$—	$—	$12,069	$(79)	$12,069	$(79)

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
As of December 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
Available-for-Sale:
Securities of government sponsored enterprises	$29,834	$(80)	$—	$—	$29,834	$(80)
Mortgage-backed securities (residential)	141,282	(738)	—	—	141,282	(738)
Collateralized mortgage obligations (residential)	111,746	(720)	12,371	(345)	124,117	(1,065)
Total investment securities	$282,862	$(1,538)	$12,371	$(345)	$295,233	$(1,883)

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

Management has determined that any individual unrealized loss as of March 31, 2016 and December 31, 2015 did not represent an other-than-temporary impairment. The unrealized losses on our government-sponsored enterprises (“GSE”) and collateralized mortgage obligations (“CMOs”) were attributable to changes in interest rates (U.S. Treasury curve) and a repricing of risk (spreads widening against risk-fee rate) in the market. We do not own any non-agency mortgage-backed securities (“MBSs”) or CMOs. All GSE bonds, GSE CMOs, and GSE MBSs are backed by U.S. government sponsored enterprises and federal agencies and therefore rated “Aaa/AAA.” We have no exposure to the “Subprime Market” in the form of asset backed securities (“ABSs”) and collateralized debt obligations (“CDOs”) that are below investment grade. At March 31, 2016, we have the intent and ability to hold these securities in an unrealized loss position until the market values recover or the securities mature.

Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and market conditions. Unrealized losses on municipal and corporate securities are primarily attributable to both changes in interest rates and a re-pricing of risk in the market. There were no unrealized losses on our municipal or corporate securities at March 31, 2016 and December 31, 2015.

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

Construction loans — The Company originates loans to finance construction projects including one to four family residences, multifamily residences, senior housing, and industrial projects. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. Construction loans are considered to have higher risks than other loans due to the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, and the availability of long-term financing. Economic conditions may also impact the Company’s ability to recover its investment in construction loans. Adverse economic conditions may negatively impact the real estate market which could affect a borrower’s ability to complete and sell the project. Additionally, the fair value of the underlying collateral may fluctuate as market conditions change. As construction loans make up only a small percentage of the total loan portfolio, these loans are not further broken down into classes.

Real estate secured loans — We offer real estate secured loans to finance the acquisition of, or to refinance, existing mortgages on commercial and residential properties. Real estate secured loans are further broken out into classes based on the type of loan and underlying collateral. These classes include SBA loans secured by real estate, residential real estate loans, gas station loans, carwash loans, hotel/motel loans, land loans, and loans secured by all other types of properties.

Our commercial real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties, and, when possible, subject to corporate or individual guarantees from financially capable parties. The properties collateralizing real estate loans are principally located in markets where our retail branches are located. Real estate loans can bear an interest rate that floats with our base rate, the prime rate, or another established index. However, an increasing amount of new real estate secured loan originations bear fixed rather than floating interest rates due to the current competitive market environment and trends. Commercial real estate loans typically have 7-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of 60-70% of the appraised value or purchase price, whichever is lower at origination. We usually impose a prepayment penalty on real estate secured loans, usually a period within the beginning three to five years of the loan.

We originate residential mortgage loans secured by a first deed of trust on single family residences under variety of loan products including fixed rate and adjustable rate mortgages with either 30 year or 15 year terms. Adjustable rate mortgage loans are offered with flexible initial and periodic adjustments ranging from five to seven years. With the expansion of our residential mortgage departments in 2015, we continue to experience a rise in residential mortgage loan originations.

Commercial and industrial loans — We offer commercial and industrial loans to various business enterprises. These loans include business lines of credit and business term loans to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment, or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding debt coverage ratios and other borrower requirements.

Lines of credit are extended to businesses or individuals based on their financial strength and integrity of the borrower. These lines of credit are secured primarily by business assets such as accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, or another established index.

We also provide warehouse lines of credit to mortgage loan originators. The lines of credit are used by these originators to fund mortgages which are then pledged to the Bank as collateral until the mortgage loans are sold and the lines of credit are paid down. The typical duration of warehouse lines of credit from time of funding to pay-down, typically ranges from 10-30 days. Although collateralized by residential mortgage loans, these loans are classified as commercial and industrial loans.

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

The following table shows the carrying amount of loans acquired from former Mirae Bank, BankAsiana, and Saehan Bancorp, as well as legacy Wilshire loans:

	At March 31, 2016
	Loans Acquired From Former:			Legacy
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Wilshire Loans	Total
Construction loans	$—	$—	$—	$37,593	$37,593
Real estate secured loans	24,458	77,959	229,418	2,723,948	3,055,783
Commercial and industrial	554	10,802	9,264	769,102	789,722
Consumer loans	—	—	224	12,114	12,338
Gross Loans	25,012	88,761	238,906	3,542,757	3,895,436
Deferred loans fees and unearned income	—	—	—	(10,108)	(10,108)
Total Loans	25,012	88,761	238,906	3,532,649	3,885,328
Allowance For Loan Losses	(808)	(274)	(144)	(51,442)	(52,668)
Net Loans	$24,204	$88,487	$238,762	$3,481,207	$3,832,660

Held-for-sale loans included above	$—	$—	$303	$90,089	$90,392

	At December 31, 2015
	Loans Acquired From Former:			Legacy
(Dollars in Thousands)	Mirae Bank	BankAsiana	Saehan Bancorp	Wilshire Loans	Total
Construction loans	$—	$—	$—	$21,025	$21,025
Real estate secured loans	24,097	81,698	242,868	2,674,958	3,023,621
Commercial and industrial	778	12,042	11,000	771,952	795,772
Consumer loans	—	—	244	14,888	15,132
Gross Loans	24,875	93,740	254,112	3,482,823	3,855,550
Deferred loans fees and unearned income	—	—	—	(10,623)	(10,623)
Total Loans	24,875	93,740	254,112	3,472,200	3,844,927
Allowance For Loan Losses	(1,179)	(332)	(385)	(50,509)	(52,405)
Net Loans	$23,696	$93,408	$253,727	$3,421,691	$3,792,522

Held-for-sale loans included above	$—	$—	$—	$25,223	$25,223

In accordance with ASC 310-30, acquired loans were divided into “ASC 310-30 loans” and “Non-ASC 310-30 loans”, at the time of acquisition. ASC 310-30 loans are acquired loans that had evidence of deterioration in credit quality and it was probable, at the time of acquisition, that we would be unable to collect all contractually required payments receivable. In contrast, Non-ASC 310-30 loans are all other acquired loans that do not qualify as ASC 310-30 loans.

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

The following table represents the carrying balances, net of discount, of ASC 310-30 and Non-ASC 310-30 loans at March 31, 2016, December 31, 2015, and March 31, 2015. The unpaid principal balance, before discount, of ASC 310-30 loans was $7.9 million at March 31, 2016, $9.8 million at December 31, 2015, and $10.7 million at March 31, 2015.

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Non-ASC 310-30 loans	$352,023	$372,040	$460,069
ASC 310-30 loans	656	687	1,231
Total outstanding acquired loan balance	352,679	372,727	461,300
Allowance related to acquired loans	(1,226)	(1,896)	(766)
Carrying amount, net of allowance	$351,453	$370,831	$460,534

The following table represents by loan segment the current balance of ASC 310-30 loans acquired for which it was probable at the time of acquisition that all of the contractually required payments would not be collected for the periods indicated:

(Dollars in Thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Breakdown of ASC 310-30 loans
Real Estate Secured	$637	$666	$1,189
Commercial & Industrial	19	21	42
Total ASC 310-30 loans	$656	$687	$1,231

Loans acquired in connection with the acquisitions of Mirae Bank, BankAsiana, and Saehan Bancorp were discounted based on their estimated cash flows to be received on the acquisition dates. For the three months ended March 31, 2016 and March 31, 2015, changes to the total discount on acquired loans is shown in the following table:

	Three Months Ended
(Dollars in Thousands)	March 31, 2016	March 31, 2015

Balance at beginning of period	$13,903	$22,056
Discount accretion income recognized	(1,572)	(2,061)
Disposals related to charge-offs	(15)	(143)
Balance at end of period	$12,316	$19,852

The following table shows the breakdown of changes to the accretable portion of the discount on acquired loans for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
(Dollars in Thousands)	March 31, 2016	March 31, 2015

Balance at beginning of period	$12,858	$20,400
Discount accretion income recognized	(1,562)	(2,061)
Disposals related to charge-offs	(15)	(7)
Balance at end of period	$11,281	$18,332

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loans charged-off, recoveries on loans previously charged-off, provision for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses:

Allowance for Losses on Loans and Loan Commitments
(Dollars in Thousands)

	Three Months Ended,
	March 31, 2016	March 31, 2015
Balances:
Allowance for loan losses:
Balances at beginning of period	$52,405	$48,624

Charge-offs:
Real estate secured	219	325
Commercial and industrial	379	999
Total charge-offs	598	1,324

Recoveries on loans previously charged off:
Real estate secured	46	193
Commercial and industrial	315	667
Consumer	—	10
Total recoveries	361	870

Net loan charge-offs	237	454

Provision for losses on loans	500	—
Balances at end of period	$52,668	$48,170

Allowance for loan commitments:
Balances at beginning of period	$1,261	$1,023
Credit for losses on loan commitments	(200)	—
Balance at end of period	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.03%	0.05%
Allowance for loan losses to gross loans receivable at end of period (excluding loans held-for-sale)	1.38%	1.37%
Net loan charge-offs to allowance for loan losses at end of period	0.45%	0.94%
Net loan charge-offs to provision for loan losses and loan commitments	79.00%	0.00%

The following tables show the allowance for loan losses roll-forward and breakdown by loan segment for the three months ended March 31, 2016 and March 31, 2015:

	March 31, 2016
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of quarter	$219	$33,830	$18,215	$141	$52,405
Total charge-offs	—	(219)	(379)	—	(598)
Total recoveries	—	46	315	—	361
Provision (credit) for losses on loans	186	(1,309)	1,651	(28)	500
Balance at end of quarter	$405	$32,348	$19,802	$113	$52,668

	March 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance at beginning of period	$220	$31,889	$16,302	$213	$48,624
Total charge-offs	—	(325)	(999)	—	(1,324)
Total recoveries	—	193	667	10	870
Provision (credit) for losses on loans	48	(685)	697	(60)	—
Balance at end of period	$268	$31,072	$16,667	$163	$48,170

The allowance for loan losses is comprised of a general valuation allowance (“GVA”) based on quantitative and qualitative analyses of the loan portfolio and specific valuation allowances (“SVA”) for impaired loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if a concession was granted to the borrower currently undergoing financial difficulties. At March 31, 2016, the outstanding balance of impaired loans totaled $60.3 million, of which $27.5 million had specific reserves of $10.4 million. At December 31, 2015, the outstanding balance of impaired loans totaled $55.9 million, of which $21.4 million had specific reserves of $9.1 million.

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

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure is documented.

Substandard — Loans inadequately protected by the current worth and paying capacity of the borrower or pledged collateral, if any. This grade is assigned when inherent credit weakness is apparent.

Doubtful — Loans having all the weakness inherent in a “substandard” classification but collection or liquidation is highly questionable with the possibility of loss at some future date.

The tables below represent the breakdown of the allowance for loan losses and gross loans receivable (gross loans excluding loans held-for-sale) balances at March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$41,603	$18,746	$—	$60,349
Specific valuation allowance	$—	$1,081	$9,312	$—	$10,393
Coverage ratio	0.00%	2.60%	49.67%	0.00%	17.22%

Non-impaired loans	$37,593	$2,928,361	$766,403	$12,338	$3,744,695
General valuation allowance	$405	$31,267	$10,490	$113	$42,275
Coverage ratio	1.08%	1.07%	1.37%	0.92%	1.13%

Gross loans receivable	$37,593	$2,969,964	$785,149	$12,338	$3,805,044
Allowance for loan losses	$405	$32,348	$19,802	$113	$52,668
Allowance coverage ratio	1.08%	1.09%	2.52%	0.92%	1.38%

	December 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Gross Loans Receivable
Impaired loans	$—	$36,572	$19,303	$—	$55,875
Specific valuation allowance	$—	$1,574	$7,547	$—	$9,121
Coverage ratio	0.00%	4.30%	39.10%	0.00%	16.32%

Non-impaired loans	$21,025	$2,963,609	$774,686	$15,132	$3,774,452
General valuation allowance	$219	$32,256	$10,668	$141	$43,284
Coverage ratio	1.04%	1.09%	1.38%	0.93%	1.15%

Gross loans receivable	$21,025	$3,000,181	$793,989	$15,132	$3,830,327
Allowance for loan losses	$219	$33,830	$18,215	$141	$52,405
Allowance coverage ratio	1.04%	1.13%	2.29%	0.93%	1.37%

At March 31, 2016 and December 31, 2015, ASC 310-30 loans totaled $656,000 and $687,000, respectively. At March 31, 2016 and at December 31, 2015, total allowance recorded for these loans totaled $3,000. The following is a breakdown of ASC 310-30 loans at March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$637	$19	$—	$656
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$3	$—	$3

	December 31, 2015
(Dollars in Thousands)	Construction	Real Estate Secured	Commercial & Industrial	Consumer	Total
Balance of Loans Acquired With Deteriorated Credit Quality	$—	$666	$21	$—	$687
Total Allowance for Loans Acquired With Deteriorated Credit Quality	$—	$—	$3	$—	$3

Impaired loan net principal balances are broken down by those with specific reserves and without specific reserves, as shown in the following table for March 31, 2016 and December 31, 2015:

	For Quarter Ended
(Dollars in Thousands)	March 31, 2016	December 31, 2015
With Specific Reserves
Without Charge-Offs	$24,018	$20,434
With Charge-Offs	3,471	960
Without Specific Reserves
Without Charge-Off	26,368	27,379
With Charge-Offs	6,492	7,102
Total Impaired Loans*	60,349	55,875
Allowance on Impaired Loans	(10,393)	(9,121)
Impaired Loans Net of Allowance	$49,956	$46,754

* Balances net of SBA guaranteed portions and discount on acquired loans totaled $52.3 million and $52.0 million at March 31, 2016 and December 31, 2015, respectively.

Net principal balance and average balances for impaired loans with specific reserves, and those without specific reserves, at March 31, 2016 and December 31, 2015 are presented in the following tables by loan class:

	March 31, 2016			December 31, 2015
			Three			Twelve
			Months			Months
			Ended			Ended
		Related	Average		Related	Average
(Dollars In Thousands)	Balance	Allowance	Balance	Balance	Allowance	Balance
With Specific Reserves:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	—	—	—
SBA Real Estate	4,586	305	4,858	2,601	808	3,359
Gas Station	2,083	399	2,091	2,102	417	2,224
Carwash	—	—	—	—	—	—
Hotel/Motel	2,016	—	2,026	—	—	—
Land	—	—	—	—	—	—
Other	2,565	377	2,571	2,311	349	2,362
Commercial & Industrial:
SBA Commercial	1,128	721	1,365	1,098	733	1,770
Commercial	15,111	8,591	15,614	13,282	6,814	14,124
Consumer	—	—	—	—	—	—
Total With Related Allowance	27,489	10,393	28,525	21,394	9,121	23,839

Without Specific Reserves:
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	318	—	318	320	—	379
SBA Real Estate	8,204	—	10,094	6,157	—	9,465
Gas Station	1,223	—	1,229	1,235	—	1,251
Carwash	3,686	—	3,696	3,702	—	3,852
Hotel/Motel	1,416	—	1,430	3,510	—	3,775
Land	567	—	570	—	—	—
Other	14,939	—	15,076	14,634	—	16,810
Commercial & Industrial:
SBA Commercial	280	—	309	298	—	433
Commercial	2,227	—	2,282	4,625	—	6,877
Consumer	—	—	—	—	—	—
Total Without Related Allowance	32,860	—	35,004	34,481	—	42,842
Total Impaired Loans	$60,349	$10,393	$63,529	$55,875	$9,121	$66,681

Income recognized on payments received from impaired loans is recorded on a cash basis and not accrued. The cash basis income recognized from impaired loans for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015 totaled $537,000, $109,000, and $390,000, respectively.

Delinquent loans, including non-accrual loans 30 days or more past due, at March 31, 2016 and December 31, 2015, are presented in the following table by loan class:

	March 31, 2016				December 31, 2015
(Dollars In Thousands) (Net of SBA guaranteed portions)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	280	280	—	—	282	282
SBA Real Estate	2,669	548	921	4,138	2,787	236	829	3,852
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	769	769	—	—	769	769
Hotel/Motel	—	142	494	636	—	530	—	530
Land	—	—	—	—	—	—	—	—
Other	915	—	6,983	7,898	—	—	3,030	3,030
Commercial & Industrial:
SBA Commercial	105	521	44	670	658	351	—	1,009
Commercial	48	980	501	1,529	67	—	3,228	3,295
Consumer	—	—	—	—	—	—	—	—
Total Legacy Loans	3,737	2,191	9,992	15,920	3,512	1,117	8,138	12,767
Acquired Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	—	—	—	—	—	—	—	—
SBA Real Estate	179	—	1,007	1,186	915	754	151	1,820
Gas Station	—	—	—	—	—	—	—	—
Carwash	—	—	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Other	—	500	1,518	2,018	—	788	732	1,520
Commercial & Industrial:
SBA Commercial	8	81	128	217	415	57	8	480
Commercial	—	—	245	245	41	305	—	346
Consumer	—	—	—	—	—	—	—	—
Total Acquired Loans	187	581	2,898	3,666	1,371	1,904	891	4,166
Total Past Due Loans	$3,924	$2,772	$12,890	$19,586	$4,883	$3,021	$9,029	$16,933

Non-Accrual Loans 30 Days or More Past Due:
Legacy Loans	$253	$700	$9,992	$10,945	$208	$284	$8,138	$8,630
Acquired Loans	62	581	2,898	3,541	360	1,094	891	2,345
Non-Accrual Loans Listed Above	$315	$1,281	$12,890	$14,486	$568	$1,378	$9,029	$10,975

* Total past due balances are net of SBA guaranteed portions totaling $7.8 million and $3.5 million at March 31, 2016 and December 31, 2015, respectively.

Non-performing loans consisting of non-accrual loans and loans past due 90 days or more and still accruing at March 31, 2016 and December 31, 2015 are presented in the following table by loan class:

	March 31, 2016			December 31, 2015
		90 Days			90 Days
		or More			or More
	Total	Past Due	Total	Total	Past Due	Total
(Dollars In Thousands)	Non-	and	Non-	Non-	and	Non-
(Net of SBA guaranteed	Accrual	Still	Performing	Accrual	Still	Performing
portions)	Loans	Accruing	Loans*	Loans	Accruing	Loans*
Legacy Wilshire:
Construction	$—	$—	$—	$—	$—	$—
Real Estate Secured:			—
Residential Real Estate	318	—	318	320	—	320
SBA Real Estate	1,609	—	1,609	2,140	—	2,140
Gas Station	—	—	—	—	—	—
Carwash	769	—	769	770	—	770
Hotel/Motel	1,416	—	1,416	943	—	943
Land	—	—	—	—	—	—
Other	10,378	—	10,378	6,131	—	6,131
Commercial & Industrial:
SBA Commercial	263	—	263	284	—	284
Other Commercial	3,883	—	3,883	5,050	—	5,050
Consumer	—	—	—	—	—	—
Total Legacy Loans	18,636	—	18,636	15,638	—	15,638
Acquired Loans:
Construction	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—	—	—
SBA Real Estate	2,099	—	2,099	1,691	—	1,691
Gas Station	—	—	—	—	—	—
Carwash	—	—	—	—	—	—
Hotel/Motel	—	—	—	—	—	—
Land	—	—	—	—	—	—
Other	3,418	—	3,418	3,427	—	3,427
Commercial & Industrial:
SBA Commercial	218	—	218	25	—	25
Other Commercial	830	—	830	913	—	913
Consumer	—	—	—	—	—	—
Total Acquired Loans	6,565	—	6,565	6,056	—	6,056
Total	$25,201	$—	$25,201	$21,694	$—	$21,694

*   Balances are net of SBA guaranteed portions totaling $9.3 million and $5.0 million at March 31, 2016 and December 31, 2015, respectively.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2016 and March 31, 2015. Additional income of approximately $118,000 and $111,000 would have been recorded during the three months ended March 31, 2016 and March 31, 2015, respectively, had these loans been paid in accordance with their original terms throughout the period indicated.

Loans classified as special mention, substandard, and doubtful at March 31, 2016 and December 31, 2015 are presented in the following table by classes of loans:

(Dollars In Thousands)	March 31, 2016				December 31, 2015
(Balances are net of SBA guaranteed portions)	Special Mention	Sub- standard	Doubtful	Total*	Special Mention	Sub- standard	Doubtful	Total*
Legacy Loans:
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Secured:
Residential Real Estate	2,537	3,428	—	5,965	5,019	992	—	6,011
SBA Real Estate	4,349	9,282	—	13,631	3,702	10,042	—	13,744
Gas Station	2,810	2,913	—	5,723	2,829	2,942	—	5,771
Carwash	8,227	770	—	8,997	8,286	769	—	9,055
Hotel/Motel	4,698	1,620	—	6,318	4,727	1,740	—	6,467
Land	—	567	—	567	571	—	—	571
Other	54,918	37,510	—	92,428	40,956	32,219	—	73,175
Commercial & Industrial:
SBA Commercial	1,200	1,675	—	2,875	1,162	1,813	—	2,975
Other Commercial	57,445	12,552	—	69,997	29,428	14,891	—	44,319
Consumer	69	—	—	69	73	—	—	73
Total Legacy Loans	136,253	70,317	—	206,570	96,753	65,408	—	162,161
Acquired Loans:
Construction	—	—	—	—	—	—	—	—
Real Estate Secured:
Residential Real Estate	—	—	—	—	—	—	—	—
SBA Real Estate	1,474	4,190	41	5,705	1,237	4,559	41	5,837
Gas Station	—	776	—	776	—	781	—	781
Carwash	4,334	—	—	4,334	4,395	—	—	4,395
Hotel/Motel	2,792	155	—	2,947	2,811	159	—	2,970
Land	—	—	—	—	—	—	—	—
Other	15,106	7,090	—	22,196	13,009	6,700	—	19,709
Commercial & Industrial:
SBA Commercial	198	957	—	1,155	219	1,034	—	1,253
Other Commercial	852	1,708	—	2,560	1,481	1,669	—	3,150
Consumer	110	—	—	110	114	—	—	114
Total Acquired Loans	24,866	14,876	41	39,783	23,266	14,902	41	38,209
Total Loans	$161,119	$85,193	$41	$246,353	$120,019	$80,310	$41	$200,370

* Balances are net of SBA guaranteed portions totaling $10.7 million and $6.5 million at March 31, 2016 and December 31, 2015, respectively.

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

Loans that are considered TDRs are classified as performing, unless they are on non-accrual status or equal to or greater than 90 days delinquent as of the end of the most recent quarter. All TDR loans are considered impaired regardless of whether they are performing or non-performing. At March 31, 2016, the balance of non-accrual TDR loans totaled $11.3 million, and TDR loans performing in accordance with their modified terms totaled $27.1 million. At December 31, 2015, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $29.8 million. New TDR loans did not have a material impact on the Company’s allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015.

The following tables present the total balance of TDR loans by loan type and types of concessions made at March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$10,846	$12,530	$—	$23,376
Commercial & Industrial	1,136	11,971	1,908	15,015
Total TDR Loans	$11,982	$24,501	$1,908	$38,391

	December 31, 2015
(Dollars In Thousands, Net of SBA Guarantee)	Balance	Term/Maturity	Interest Rate	Total*
Real Estate Secured	$10,894	$11,417	$—	$22,311
Commercial & Industrial	1,999	11,914	1,768	15,681
Total TDR Loans	$12,893	$23,331	$1,768	$37,992

* SBA guaranteed portions totaled $2.4 million at both March 31, 2016 and December 31, 2015.

The following table represents the roll-forward of TDR loans with additions and reductions for the quarters ended March 31, 2016 and March 31, 2015:

(Dollars in Thousands, Net of SBA Guarantee)	March 31, 2016	March 31, 2015
Balance at Beginning of Period	$37,992	$37,110
New TDR Loans Added	2,861	5,767
Reductions Due to Sales	—	(991)
TDR Loans Paid Off	(121)	(742)
Reductions Due to Charge-Offs	(39)	(136)
Other Changes (Payments, Amortization, and Other)	(2,302)	(714)
Balance at End of Period	$38,391	$40,294

The following tables summarize the pre-modification and post-modification balances and types of concessions provided for new TDR loans for the quarters ended March 31, 2016 and March 31, 2015:

	March 31, 2016
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$54	$1,897	$—	$1,951
Commercial & Industrial	220	420	354	994
Total TDR Loans	$274	$2,317	$354	$2,945

Post-Modification Balance:
Real Estate Secured	$54	$1,870	$—	$1,924
Commercial & Industrial	169	414	354	937
Total TDR Loans	$223	$2,284	$354	$2,861

Number of Loans:
Real Estate Secured	1	4	—	5
Commercial & Industrial	2	3	1	6
Total TDR Loans	3	7	1	11

	March 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$4,935	$402	$5,337
Commercial & Industrial	20	425	—	445
Total TDR Loans	$20	$5,360	$402	$5,782

Post-Modification Balance:
Real Estate Secured	$—	$4,921	$402	$5,323
Commercial & Industrial	20	424	—	444
Total TDR Loans	$20	$5,345	$402	$5,767

Number of Loans:
Real Estate Secured	—	2	1	3
Commercial & Industrial	1	4	—	5
Total TDR Loans	1	6	1	8

At March 31, 2016 and March 31, 2015, all TDR loans were modified with principal or payment, term or maturity, or interest rate concessions. Principal concessions usually consist of loans restructured to reduce the monthly payment through a reduction in principal, interest, or a combination of principal and interest payments for a certain period of time. Most of these types of concessions are usually interest only payments for three to six months. Term or maturity concessions are loans that are restructured to extend the maturity date beyond the original contractual term of loan. Interest rate concessions consist of TDR loans that are restructured with a lower interest rate than the original contractual rate and the reduced rate is lower than the current market interest rate for loans with similar risk characteristics.

The following tables summarize TDR loans that were modified during the three months ended March 31, 2016 and March 31, 2015, and had payment defaults during the period indicated. We consider a TDR loan to be in payment default if the loan has been transferred to non-accrual status. This usually means the loan is past due 90 days or more, but in certain cases a loan that is less than 90 days past due can be considered a non-accrual loan, if there exists evidence that the borrower will not be able to fulfill a portion or all of the obligated contractual payments. Defaulted TDR loans did not have material impact to the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015.

	TDRs With Payment Defaults During the Three Months Ended March 31, 2016
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$4,679	$—	$4,679
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$4,679	$—	$4,679

Post-Modification Balance:
Real Estate Secured	$—	$4,679	$—	$4,679
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	$—	$4,679	$—	$4,679

Number of Loans:
Real Estate Secured	—	1	—	1
Commercial & Industrial	—	—	—	—
Total TDRs Defaulted	—	1	—	1

	TDRs With Payment Defaults During the Three Months Ended March 31, 2015
(Dollars in Thousands, Net of SBA Guarantee)	Principal	Term/Maturity	Interest Rate	Total
Pre-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	1,121	24	—	1,145
Total TDRs Defaulted	$1,121	$24	$—	$1,145

Post-Modification Balance:
Real Estate Secured	$—	$—	$—	$—
Commercial & Industrial	1,107	—	—	1,107
Total TDRs Defaulted	$1,107	$—	$—	$1,107

Number of Loans:
Real Estate Secured	—	—	—	—
Commercial & Industrial	1	1	—	2
Total TDRs Defaulted	1	1	—	2

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

	Three Months Ended March 31,
(Dollars in Thousands, Except per Share Data)	2016	2015
Numerator: Net income	$13,190	$18,619
Denominator for basic earnings per share: Weighted-average shares	78,674,604	78,326,505
Effect of dilutive securities: Stock option dilution	299,844	328,860
Denominator for diluted earnings per share: Adjusted weighted-average shares and assumed conversions	78,974,448	78,655,365
Basic earnings per common share	$0.17	$0.24
Diluted earnings per common share	$0.17	$0.24

For the three months ended March 31, 2016 and March 31, 2015, stock option awards totaling 194,951 and 252,900, respectively, were excluded from the dilutive earnings per common share calculation because the shares, if issued, would be anti-dilutive.

Note 8.   FHLB Advances and Junior Subordinated Debentures

The Company maintains a line of credit with the FHLB of San Francisco for use as a secondary source of funds. At March 31, 2016, the Company had approved financing with the San Francisco FHLB for maximum advances of up to 30% of total assets based on qualifying collateral. The Company’s borrowing capacity with the FHLB of San Francisco totaled $1.41 billion at March 31, 2016, with $200.0 million in borrowings outstanding and a remaining borrowing capacity of $1.20 billion.

The following table shows the Company’s outstanding advances from FHLB at March 31, 2016:

(Dollars in Thousands)	Balance	Current Rate	Interest Rate	Issue Date	Maturity Date
Advance 1	$50,000	1.87%	3 Month LIBOR + 1.2425%*	09/22/2014	09/23/2019
Advance 2	100,000	2.48%	Fixed Rate Advance	09/22/2015	09/23/2019
Advance 3	50,000	0.48%	Variable	12/29/2015	Open
Total	$200,000

* The advance has an interest rate adjustment cap of 1.00% over the initial rate of the advance throughout the term of the advance.

The following table summarizes information relating to the Company’s FHLB advances for the periods indicated:

	Three Months Ended
(Dollars in Thousands)	March 31, 2016	December 31, 2015
Balance at quarter end	$200,000	$220,000
Average balance during the quarter	200,659	151,848
Maximum amount outstanding at any month-end	200,000	220,000
Average interest rate during the quarter	1.80%	2.18%
Weighted average interest rate at quarter-end	1.83%	1.63%

Junior subordinated debentures at March 31, 2016 totaled $72.1 million, compared to $72.0 million at December 31, 2015. Wilshire Bancorp, as a wholly-owned subsidiary of the Bank in 2003 and as the parent company of the Bank in 2005 and 2007, issued an aggregate of $77.3 million in junior subordinated debentures as part of the issuance of $75.0 million in trust preferred securities by statutory trusts wholly-owned by Wilshire Bancorp. The purpose of these transactions was to raise additional capital.

On November 20, 2013, the Company acquired Saehan Bancorp. Saehan Bancorp had previously formed Saehan Capital Trust I, and issued junior subordinated debentures related to the trust totaling $20.6 million in March 2007. These debentures were recorded by the Company at a fair value of $9.7 million, a discount of $10.9 million to their original issue price.

These junior subordinated debentures are senior in liquidation rights to the Company’s outstanding shares of common stock.

The following table summarizes the Company’s outstanding junior subordinated debentures at March 31, 2016:

(Dollars in Thousands)	Issued Date	Amount of Debenture Issued	Interest Rate	Current Rate	Callable Date		Maturity Date

Wilshire Statutory Trust II	03/17/2005	$20,619	3 Month LIBOR + 1.79%	2.432%	06/17/2016	(1)	03/17/2035
Wilshire Statutory Trust III	09/15/2005	15,464	3 Month LIBOR + 1.40%	2.034%	06/15/2016	(2)	09/15/2035
Wilshire Statutory Trust IV	07/10/2007	25,774	3 Month LIBOR + 1.38%	2.014%	06/15/2016	(3)	09/15/2037
Saehan Capital Trust I	03/30/2007	10,220	3 Month LIBOR + 1.62%	2.249%	06/30/2016	(4)	03/30/2037
		$72,077

(1)

The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 17, June 17, September 17, or December 17. The next callable date as of this report is June 17, 2016.

(2)

The Company has the right to redeem the $15.5 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2016.

(3)

The Company has the right to redeem the $25.8 million debentures, in whole or in part, on any March 15, June 15, September 15, or December 15. The next callable date as of this report is June 15, 2016.

(4)

The Company has the right to redeem the $20.6 million debentures, in whole or in part, on any March 30, June 30, September 30, or December 30. The next callable date as of this report is June 30, 2016.

Note 9.     Accumulated Other Comprehensive Income

AOCI includes unrealized gains and losses on available-for-sale investments, unrealized gains and losses on interest only strips, and unrecognized prior service costs on bank owned life insurance (“BOLI”). Changes to other AOCI are presented net of tax effect as a component of equity. Reclassifications out of AOCI are recorded in income either as a gain or loss. The reclassifications for available-for-sale securities are included in the “Consolidated Statements of Income” as gain on sale of securities.

Changes to AOCI by its components are shown in the following tables for the periods indicated:

	Three Months Ended March 31, 2016
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$3,465	$266	$(445)	$3,286
Other comprehensive income before reclassification	6,577	(17)	13	6,573
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(2,767)	7	—	(2,760)
Current period changes net of taxes	3,810	(10)	13	3,813
Balance at end of period	$7,275	$256	$(432)	$7,099

	Three Months Ended March 31, 2015
(Dollars in Thousands)	Unrealized Gain on AFS Securities	Unrealized Gain on Interest Only Strips	BOLI Unrecognized Prior Service Costs	Total
Balance at beginning of period	$4,649	$299	$(495)	$4,453
Other comprehensive income before reclassification	2,148	2	13	2,163
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(903)	(1)	—	(904)
Current period changes net of taxes	1,245	1	13	1,259
Balance at end of period	$5,894	$300	$(482)	$5,712

For the three months ended March 31, 2016 and March 31, 2015, there were no reclassifications from AOCI.

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

Note 11. Commitments and Contingencies

In the normal course of business, we are a party to financial instruments with off-balance sheet risk that are used to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, commercial letters of credit, commitments to fund investments in affordable housing partnerships, mortgage derivatives, and operating lease commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Our exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for extending loan facilities to customers. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterparty. The types of collateral that we may hold can vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

The Company enters into various stand-alone mortgage-banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2016, we had approximately $44.6 million in interest rate lock commitments and $27.0 million in total forward sales commitments for the future delivery of residential mortgage loans. At December 31, 2015, we had approximately $35.7 million in interest rate lock commitments and $17.1 million in total forward sales commitments for the future delivery of residential mortgage loans. All derivative instruments are recognized on the balance sheet at their fair value.

Commitments at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$507,681	$470,004
Standby letters of credit	15,353	14,960
Commercial letters of credit	70,408	75,852
Commitments to fund investments in affordable housing partnerships	15,189	15,730
Interest rate lock	44,599	35,726
Forward sales commitments	26,960	17,103
Operating lease commitments	22,453	23,561

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $120,000 at both March 31, 2016 and December 31, 2015, and $135,000 at March 31, 2015. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Note 12.   Income Tax Provision

For the first quarter of 2016, the Company had an income tax provision totaling $7.2 million on pretax income of $20.4 million, representing an effective tax rate of 35.4%, compared with an income tax provision of $10.2 million on pretax income of $28.8 million, representing an effective tax rate of 35.5% for the first quarter of 2015.

The Company had unrecognized tax benefits of $1.7 million at both March 31, 2016 and December 31, 2015 that related to uncertainties associated with federal and state income tax matters. Other than the accrued interest of $38,000 related to uncertain tax positions from an entity acquired in 2013, the Company recognized interest related to uncertain tax positions as part of the provision for federal and state income tax expense. During the three months ended March 31, 2016, the Company recognized approximately $5,000 in interest expense associated with its unrecognized tax benefits. The Company had accrued interest payable associated with unrecognized tax benefits of approximately $159,000 and $154,000 at March 31, 2016 and December 31, 2015, respectively.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2016, the Company believes it can reliably project its pretax income for 2016 and had determined the tax provision using an estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2016 and December 31, 2015.

Note 13.   Recent Accounting Pronouncements

Effective January 2016, the Company prospectively adopted ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement”. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The adoption of ASU 2015-05 did not have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for all leases other than those that meet the definition of short-term leases. For short-term leases, lessees may elect an accounting policy by class of underlying asset under which these assets and liabilities are not recognized and lease payments are generally recognized over the lease term on a straight-line basis. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements and disclosures, if any.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05)”. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument (a novation) that has been designated as the hedging instrument does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. Public business entities have the option to apply this ASU on a prospective basis or a modified retrospective basis. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company intends to apply this guidance prospectively and does not expect it to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments (ASU 2016-06)”. ASU 2016-06 clarifies the steps required to determine if an embedded derivative should be bifurcated from a host contract in order to resolve diversity in practice. For public business entities, this ASU will be applied on a modified retrospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is currently evaluating the effects of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”. ASU 2016-07 no longer requires and an investor to retroactively adjust the investment and record for periods as if that the investment had been held, but did not qualify for the equity method of accounting. Under ASU 2016-07 the equity method is only applied to the investment from the date that it qualifies. When an investment qualifies for equity method accounting, the investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s existing interest and recognize in earnings the unrealized holding gain or loss in accumulated other comprehensive income, if the existing investment was accounted for as an available-for-sale equity security. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-07 on its financial statements and disclosures, if any.

In March 2016, The FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08)”. ASU 2016-08 clarifies the implementation guidance in ASU 2014-09, Revenue from Contracts with Customers, on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-08 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations for the three months ended March 31, 2016 and March 31, 2015, and our financial condition as of March 31, 2016 and December 31, 2015. The discussion include the statistical disclosures required by the SEC Guide 3 (“Statistical Disclosure by Bank Holding Companies”). The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions, or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements, except as required by law. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation, and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions, and other factors discussed under the section entitled “Risk Factors,” in Item 1A of Part II of this report and in our Annual Report on Form 10-K for the year ended December 31, 2015, as such has been amended from time to time, including the following:

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

•	The Company relies on other companies to provide key components of its business infrastructure.

•	We may be subject to potential liability and business risk from actions by our regulators related to supervision of third parties.

•	Our operations may require us to raise additional capital in the future, but that capital may not be available or may not be on terms acceptable to us when it is needed.

•	Our financial condition, earnings, and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

•

The success of our mortgage business acquisition depends upon our ability to maintain the operations, integrate and manage the risks of this business, and to successfully market, originate and sell mortgage loans. If we are unable to do so, the profitability of our mortgage business may be adversely affected.

•	We may be subject to more stringent capital and liquidity requirements which would adversely affect our net income and future growth.

•	Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

•	Significant reliance on loans secured by real estate may increase our vulnerability to downturns in the California real estate market and other variables impacting the value of real estate.

•	If we fail to retain our key employees, our growth and profitability could be adversely affected.

•	We rely heavily on technology and computer systems, and computer failure could result in loss of business and adversely affect our financial condition and results of operations.

•	Risks associated with our Internet-based systems and online commerce security, including “hacking” and “identify theft,” could adversely affect our business.

•	We continually encounter technological changes which could result in the Company having fewer resources than many of its competitors to continue to invest in technological improvements.

•	The market for our common stock is limited, and potentially subject to volatile changes in price.

•	We may experience impairment of goodwill.

•	We face substantial competition in our primary market area.

•	Anti-takeover provisions of our charter documents may have the effect of delaying or preventing changes in control or management.

•	We could be negatively impacted by downturns in the South Korean economy.

•	Additional shares of our common stock issued in the future could have a dilutive effect.

•	Changes in accounting standards may affect how we record and report our financial condition and results of operations.

•	Our business reputation is important and any damage to it may have a material adverse effect on our business.

•	Weakness in commodity businesses could adversely affect our performance.

•	The pendency of the proposed merger with BBCN and the related diversion of our management’s attention from the operation of our business may adversely affect our business and results of operations.

•	If the proposed merger is not completed and we are not otherwise acquired, we may consider other strategic alternatives which are subject to risks and uncertainties.

•	The failure to complete the merger with BBCN could negatively impact our business.

New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Selected Financial Data

The following table presents selected historical financial information for the three months ended March 31, 2016, December 31, 2015, and March 31, 2015, and the period end balances at March 31, 2016, December 31, 2015, and March 31, 2015. In the opinion of management, the information presented reflects all adjustments considered necessary for a fair presentation of the results of each period. The operating results for the interim periods are not necessarily indicative of our future operating results.

	Three months ended,
(Dollars in thousands, except per share data) (unaudited)	March 31, 2016	December 31, 2015	March 31, 2015
Net income	$13,190	$13,948	$18,619
Net income per common share, basic	0.17	0.18	0.24
Net income per common share, diluted	0.17	0.18	0.24
Net interest income before provision for losses on loans
and loan commitments	38,909	39,419	36,491
Average balances:
Assets	4,698,333	4,728,510	4,255,625
Cash and cash equivalents	168,498	371,805	340,362
Investment securities	529,552	496,571	359,302
Total loans	3,789,591	3,560,672	3,352,433
Total deposits	3,833,838	3,922,849	3,490,282
Shareholders’ equity	544,527	534,938	500,097
Performance Ratios:
Annualized return on average assets	1.12%	1.18%	1.75%
Annualized return on average equity	9.69%	10.43%	14.89%
Net interest margin	3.54%	3.56%	3.69%
Efficiency ratio	56.27%	54.25%	44.26%
Capital Ratios:
Tier 1 capital to adjusted total average assets	11.67%	11.30%	11.86%
Tier 1 common equity capital to risk-weighted assets	14.47%	11.23%	11.58%
Tier 1 capital to risk-weighted assets	13.17%	12.86%	13.38%
Total capital to risk-weighted assets	14.42%	14.11%	14.64%

	Period End Balance as of:
	March 31, 2016	December 31, 2015	March 31, 2015
Total assets	$4,720,401	$4,713,468	$4,413,278
Investment securities	512,276	535,545	329,368
Net loans (including held-for-sale)	3,832,660	3,792,522	3,474,854
Total deposits	3,853,572	3,839,876	3,635,166
Junior subordinated debentures	72,077	72,016	71,837
FHLB advances	200,000	220,000	150,000
Total common equity	546,248	532,930	505,579

Asset Quality Ratios: (Non-performing loans net of SBA guaranteed portion)
Quarter to date net charge-off (recoveries) to average total loans (annualized)	0.03%	-0.25%	0.05%
Non-performing loans to total loans	0.65%	0.56%	0.92%
Non-performing assets to total loans and other real estate owned	0.91%	0.80%	1.13%
Allowance for loan losses to gross loans receivable *	1.38%	1.37%	1.37%
Allowance for loan losses to non-performing loans	208.99%	241.56%	148.12%

* Excluding held-for-sale loans

Executive Overview

We operate within the commercial banking industry, with our primary market encompassing the multi-ethnic population of the Los Angeles metropolitan area. Our full-service offices are located primarily in areas where a majority of the businesses are owned by diversified ethnic groups.

We provide many different products and services to our customers, but our primary focus is on commercial real estate, commercial and industrial, and consumer lending. Although our primary market is in Southern California, we also have full service branch offices in the States of Texas, Alabama, Georgia, New Jersey, and New York. In addition to our branch offices, we also have five loan production offices, or “LPOs”, of which three are utilized primarily for the origination of loans under our Small Business Administration, or “SBA”, lending program and located in Colorado, Georgia, and Washington, and two that are utilized for the origination of residential mortgage loans and located in California.

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

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments. We have identified several accounting policies that, due to judgments, estimates, and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate to the classification and valuation of investment securities, the valuation of retained interests and servicing assets related to the sales of SBA and residential mortgage loans, the methodologies that determine our allowance for losses on loans and loan commitments, the treatment of non-accrual loans, valuation of held-for-sale loans, treatment of acquired loans, valuation of OREO, valuation of derivatives, the evaluation of goodwill and intangible assets, and the accounting for income tax provisions. In each area, we have identified the variables most important in the estimation process. We believe that we have used the best information available to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in key variables could change future valuations and could have an impact on our net income.

Our significant accounting policies are described in greater detail in our 2015 Annual Report on Form 10-K in the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income before provision for losses on loans and loan commitments increased $2.4 million, or 6.6%, to $38.9 million for the first quarter of 2016, compared to $36.5 million for the first quarter of 2015. The increase in net interest income in 2016 compared to 2015 was primarily due to an increase in total loans. Total loan discount accretion income for the first quarter of 2016 was $1.6 million, compared to $2.1 million for the first quarter of 2015.

Net interest margin of 3.54% for the first quarter of 2016 was 15 basis points lower than net interest margin of 3.69% for the previous year’s same quarter. The decline in net interest margin in 2016 compared to 2015 was due to a decline in loan yields, a decline in investment yields, and an increase in costs of liabilities.

Interest income for the first quarter of 2016 totaled $46.2 million, an increase of $4.0 million, or 9.5%, from $42.2 million for the first quarter of 2015. The Company experienced an increase in loan originations during the past twelve months ended March 31, 2016 which resulted in an increase in total loans and interest income. The average balance of total loans increased from $3.35 billion for the first quarter of 2015, to $3.79 billion for the first quarter of 2016. The increase in average total loans from the first quarter of 2015 to the first quarter of 2016 was primarily due to an increase in loan originations. Loan yields for the three months ended March 31, 2016 declined to 4.61%, from 4.78% for the three months ended March 31, 2015. The decline in loan yields was due to loans that were originated and renewed at rates lower than the existing portfolio and a decrease in discount accretion income from acquired loans.

Due to the competitive market for loans, interest rates on new loan originations and loan renewals have declined which has put pressure on loan yields. The combination of higher rate loans being paid-off and paid-down together with a decline in discount accretion on acquired loans, has led to an overall decline in our loan yield. The decline in loan yield offset improvements to net interest margin from the decline in lower costing fed funds sold for the first quarter of 2016, compared to the first quarter of 2015. We also experienced a decline in investment yields due mostly to global economic uncertainty during the first quarter of 2016 which drove Treasury rates to their lowest point in three years. The reduction in Treasury rates increased the overall prepayment indicators in our MBS and CMOs, which then increased premium amortizations for these investments. This led to a reduction in investment income which then decreased the yield on our investment securities for the first quarter of 2016.

Total interest expense increased $1.5 million, or 27.5%, to $7.3 million for the first quarter of 2016, compared to $5.8 million for the first quarter of 2015. The average balance of our interest bearing liabilities for the three months ended March 31, 2016 totaled $3.04 billion, up from $2.80 billion for the same period of the previous year. The increase in interest expense and average interest bearing liabilities was due to an overall increase in deposits and FHLB borrowings. Total cost of interest bearing liabilities was 0.97% for the first quarter of 2016, compared to 0.83% for the first quarter of 2015. The increase in cost of liabilities was due partly to the rate increase during the fourth quarter of 2015 and also due to the fixed rates advance borrowed from the FHLB during the third quarter of 2015.

The following table sets forth our average balance of assets, liabilities, and shareholders’ equity, in addition to the major components of net interest income, net interest expense, and net interest margin for periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
Assets:
Earning assets:
Total loans (1)	$3,789,591	$43,665	4.61%	$3,352,433	$40,088	4.78%
Securities of government sponsored enterprises	490,866	2,109	1.72%	317,917	1,601	2.01%
Other investment securities (2)	38,686	351	5.21%	41,385	367	5.17%
Deposits held in other financial institutions	—	—	0.00%	8,000	32	1.60%
Federal funds sold and others earnings asset	98,313	124	0.50%	256,700	160	0.25%
Total interest-earning assets	4,417,456	46,249	4.20%	3,976,435	42,248	4.27%
Total non-interest-earning assets	280,877			279,190
Total assets	$4,698,333			$4,255,625

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$1,008,081	$1,787	0.71%	$844,576	$1,406	0.67%
NOW deposits	37,936	25	0.26%	29,230	17	0.23%
Savings deposits	134,064	511	1.52%	129,239	502	1.55%
Time deposits of $100,000 or more	1,342,858	3,044	0.91%	1,297,961	2,603	0.80%
Other time deposits	246,197	565	0.92%	265,626	569	0.86%
FHLB advances and other borrowings	201,209	905	1.80%	150,655	232	0.62%
Junior subordinated debenture	72,037	503	2.79%	71,799	428	2.38%
Total interest-bearing liabilities	3,042,382	7,340	0.97%	2,789,086	5,757	0.83%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,064,702			923,650
Other liabilities	46,722			42,792
Total non-interest-bearing liabilities	1,111,424			966,442

Shareholders’ equity	544,527			500,097
Total liabilities and shareholders’ equity	$4,698,333			$4,255,625

Net interest income		$38,909			$36,491
Net interest spread (3)			3.24%			3.44%
Net interest margin (4)			3.54%			3.69%

(1) Net loan fees are included in the calculation of interest income and totaled approximately $1.1 million for both the quarters ended March 31, 2016 and 2015. Total loans are net of deferred fees, unearned income, and related direct costs and includes non-accrual loans.

(2) Represents tax equivalent yields, non-tax equivalent yields for the three months ended March 31, 2016 and 2015 were 3.63% and 3.55%, respectively.

(3) Represents the average rate earned on interest-earning assets (adjusted for tax equivalent yields) less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income (adjusted for tax equivalent yields) as a percentage of average interest-earning assets.

For the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, respectively, and the amount of change attributable to changes in average daily balances (volume), or changes in average daily interest rates (rate) is represented in the table below. All yields/rates were calculated without the consideration of tax effects, if any, and the variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each.

Rate/Volume Analysis of Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31, 2016 vs. 2015 Increases (Decreases) Due to Change In
	Volume	Rate	Total
Interest Earnings Assets/Interest Income
Net loans	$5,079	$(1,502)	$3,577
Securities of government sponsored enterprises	770	(262)	508
Other Investment securities	(24)	8	(16)
Deposits held in other financial institutions	(16)	(16)	(32)
Federal funds sold	(137)	101	(36)
Total interest income	5,672	(1,671)	4,001

Interest Bearing Liabilities/Interest Expense:
Money market deposits	285	96	381
NOW deposits	6	2	8
Savings deposits	19	(10)	9
Time deposit of $100,000 or more	93	348	441
Other time deposits	(43)	39	(4)
FHLB advances	100	573	673
Junior subordinated debenture	1	74	75
Total interest expense	461	1,122	1,583
Change in net interest income	$5,211	$(2,793)	$2,418

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

During the first quarter of 2016, the Company set aside $300,000 in provisions for losses on loans and loan commitments. The $300,000 in provisions consisted of $500,000 in provisions for losses on loans and $200,000 in credits for losses on loan commitments. The provision for losses on loans was due mostly to growth in the loan portfolio and losses on impaired loans. The credit for losses on loan commitments was recorded due to a reduction in commitment loss rates and a reduction to commitment utilization rates. The Company did not set aside any provision for losses on loans and loan commitments during the first quarter of 2015.

Non-interest Income

Total non-interest income decreased to $8.5 million for the first quarter of 2016, compared to $15.3 million for the first quarter of 2015. Non-interest income as a percentage of average assets was 0.2% for the first quarter of 2016, compared to 0.4% for the first quarter of 2015.

The following table sets forth the various components of our non-interest income for the periods indicated:

Non-interest Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2016		2015
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$2,851	33.7%	$3,107	20.4%
Gain on sale of SBA loans	1,297	15.3%	2,245	14.7%
Gain on sale of residential loans	830	9.8%	261	1.7%
Gain on sale of other loans	545	6.5%	4,300	28.2%
Loan-related servicing fees	1,129	13.4%	3,148	20.6%
Net change in fair value of derivatives	27	0.3%	495	3.2%
Other income	1,779	21.0%	1,711	11.2%
Total non-interest income	$8,458	100.0%	$15,267	100.0%
Average assets	$4,698,333		$4,255,625
Non-interest income as a % of average assets		0.2%		0.4%

Service charges on deposits accounts was down $256,000 for first quarter of 2016 compared to first quarter of 2015. The decline in service charges on deposits accounts was due mostly to a decline in non-sufficient funds charges in the first quarter of 2016. Management constantly reviews service charge rates to maximize service charge income while still maintaining a competitive position in the markets we serve.

The Company expanded its mortgage department with the acquisition of Bank of Manhattan’s Lending Division during the first quarter of 2015. Subsequent to the acquisition, we experienced an increase in residential mortgage loan originations and sales which has led to an increase in gain on sale of residential loans. This increase has helped to offset the reduction in gains from the sale of SBA loans. Gains from the sale of SBA loans declined from the three months ended March 31, 2015 to 2016 due to the decline in originations and premium rates on loan sold. Gain on sale of other loans consists of non-performing loans that are occasionally sold for their underlying collateral. For the three months ended March 31, 2016, the Company sold $14.9 million in SBA loans and $54.0 million in residential loans. For the three months ended March 31, 2015, the Company sold $24.0 million in SBA loans, $17.6 million in residential loans, and $991,000 in other impaired loans. During the first quarter of 2015, the Company sold two non-performing golf course loans one of which was previously fully written down and the other was written down to $991,000. The Company sold the loans for the underlying collateral and realized a gain on sale of other loans of $4.3 million. Subsequently in the first quarter of 2016, the Company sold another non-performing loan secured by a commercial building that was previously fully written down and realized a gain on sale other loans of $545,000.

Loan-related servicing fee income consists primarily of trade-financing fees, servicing fees, and fair value changes to servicing assets related to SBA and mortgage loans sold. Loan-related servicing fee income was lower for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a decline in the fair value of our servicing assets. The change in fair value of our servicing assets declined due to a reduction in the constant prepayment rates used in the calculation of fair value.  Total loan servicing fees were also down in the first quarter of 2016 due to an increase in serviced loan payoffs.

With the acquisition of Bank of Manhattan’s mortgage lending platform, the Company began utilizing mortgage banking derivatives during the first quarter of 2015. The first type of derivative, an interest rate lock commitment, is a commitment to originate loans whereby the interest rate on the loan is determined prior to funding. To mitigate interest rate risk on these rate lock commitments, the Company also enters into forward commitments, or commitments to deliver residential mortgage loans on a future date, also considered derivatives. Net change in the fair value of derivatives represents income recorded from changes of fair value for these mortgage derivatives instruments.

Other non-interest income represents income from the cash surrender value of BOLI, FHLB dividends, wire transfer fees, loan referral fees, expense recoveries, checkbook sales, and other miscellaneous income. The increase in other non-interest income for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to an increase in loan referral and wire transfer fees.

Non-interest Expense

Total non-interest expense increased to $26.7 million for the first quarter of 2016 from $22.9 million for the first quarter of 2015. Non-interest expense as a percentage of average assets was 0.6% for the first quarter of 2016 and 0.5% for the first quarter of 2015. Our efficiency ratio was 56.27% for the first quarter of 2016, compared to 44.26% for the first quarter of 2015. The increase in non-interest expense for the first quarter of 2016 compared to the first quarter of 2015 was largely due to an increase in salaries and benefits, merger related costs, and other non-interest expense.

The following table sets forth the various components of non-interest expense for the periods indicated:

Non-interest Expense
 (Dollars in Thousands)

	Three Months Ended March 31,
	2016		2015
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,783	55.5%	$12,665	55.3%
Occupancy and equipment	3,276	12.3%	3,373	14.7%
Loss on investments in affordable housing partnerships	1,257	4.7%	943	4.1%
Data processing	1,204	4.5%	1,042	4.5%
Professional fees	732	2.7%	775	3.4%
Advertising and promotional	624	2.3%	705	3.1%
Regulatory assessment fees	603	2.3%	599	2.6%
Amortization of core deposits intangibles	200	0.8%	243	1.1%
Merger-related cost	458	1.7%	—	0.0%
Other operating expenses	3,516	13.2%	2,564	11.2%
Total non-interest expense	$26,653	100.0%	$22,909	100.0%
Average assets	$4,698,333		$4,255,625
Non-interest expense as a % of average assets		0.6%		0.5%

The number of full-time equivalent employees increased from 566 at March 31, 2015, to 569 at March 31, 2016. The increase in salaries and employees benefits for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due to an increase in employee incentives paid in the first quarter of 2016. During the first quarter of 2016, the Company paid employee incentive bonuses based on employee performance in 2015. Total incentives paid were more than previously expected which resulted in additional expenses during the first quarter of 2016.

Occupancy and equipment expenses remained fairly unchanged from the first quarter of 2015 to the first quarter of 2016 as there were no branch closures or openings during the twelve months ended March 31, 2016.

Losses on investments in affordable housing partnerships are recorded based on financial statements of the investment projects. These losses are based on the performance of the underlying investment. The Company receives updated financial information for its affordable housing partnerships investments and records losses based on the performance of the investment.

Fluctuations in data processing expenses are related to changes in the number customer accounts as well as increases or decreases in the number of transactions for these accounts. As the Company’s loans and deposits grow, these expenses are expected to increase.

Professional fees consist of legal, accounting, auditing, and consulting fees. The change in professional fees from period to period is primarily due to changes in legal fees related to the resolution of problem loans and OREO. Professional fees related to the proposed merger with BBCN are recorded separately in merger-related costs.

Advertising and promotional expenses represent marketing activities such as media advertisements, promotional gifts for customers, and deposit campaign promotions. These expenses decreased during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, as the first quarter of 2015 had additional expenses related to advertising and promotions associated with new branch openings, advertising related to our deposit campaign, and the promotion of our expanded residential mortgage department.

Regulatory assessment fees represent FDIC insurance premium and Financing Corporation assessment fees. These expenses remained relatively unchanged for the first quarter of 2016 compared to the first quarter of 2015.

Amortization of intangibles represents the net amortization/accretion of core deposits intangibles that were recorded from previous acquisitions. The amortization of core deposits intangibles are based on amortization schedules calculated at the time of the acquisitions.

Merger related costs for 2016 represent one-time expenses associated with the proposed merger with BBCN. Merger related costs for the three months ended March 31, 2016 consisted mainly of legal related expenses. There were no merger related costs for the three months ended March 31, 2015.

Other operating expenses include expenditures such as office supplies, communications, outsourced services for customers, director’s fees, investor relation expenses, expenses related to the maintenance and sale of OREO, other loan expenses, and other operating expenses. The increase in other non-interest expense for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was due mostly to the increase in loan expenses which had an increase of $582,000.

Income Tax Provision

For the first quarter of 2016, the Company had an income tax provision totaling $7.2 million on pretax income of $20.4 million, representing an effective tax rate of 35.4%, compared with an income tax provision of $10.2 million on pretax income of $28.8 million, representing an effective tax rate of 35.5% for the first quarter of 2015.

In calculating its interim income tax provision, the Company must project or estimate its pretax income for the year to determine its estimated annual effective tax rate. If the Company is unable to reliably estimate its pretax income for the year, the Company must determine its interim tax provision using the actual effective tax rate for the period. As of March 31, 2016, the Company believes it can reliably project its pretax income for 2016 and has determined the tax provision using the estimated annual effective tax rate. The Company expects to continue using the estimated annual effective tax rate to calculate its tax provision for future quarters.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A deferred tax valuation allowance is established when necessary to reduce the deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Based on internal analysis, the Company determined that a valuation allowance for deferred tax assets was not required as of March 31, 2016.

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

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. We recognized goodwill of approximately $6.7 million in connection with the acquisition of Liberty Bank of New York in 2006, currently comprised of our four original East Coast branches prior to the acquisition of BankAsiana. An additional $60.8 million in goodwill was recognized with the 2013 acquisitions, of which $10.8 million was recorded from the acquisition of BankAsiana, and $50.0 million was recorded from the acquisition of Saehan Bancorp. At March 31, 2016, total recorded goodwill was $67.5 million.

Under ASU 2011-08, a Company is given the choice of assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more-likely-than-not that its fair value is less than its carrying amount. There were no factors during the three months ended March 31, 2016 that would indicate an impairment to goodwill.

The Company evaluates the remaining useful lives of its core deposits intangible assets and unfavorable lease intangibles each reporting period, as required by ASC 350, Intangibles-Goodwill and Other, to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The Company has not revised its estimates of the useful lives of its core deposits intangibles and unfavorable lease intangibles during the three months ended March 31, 2016.

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

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing a balanced interest rate sensitive position, while earning an adequate level of investment income without taking undue risk. At March 31, 2016, our investment securities portfolio was comprised primarily of United States government agency securities, which accounted for 92.4% of the entire investment portfolio. Our U.S. government agency securities holdings are all “prime/conforming” residential mortgage backed securities (“MBS”), and residential collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). GNMAs are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. There are no underlying subprime mortgages in any of our investment securities. Besides U.S. government agency securities, we also have as a percentage to total investments, a 4.6% investment in municipal debt, and a 3.0% investment in corporate debt. Among our investment portfolio that is not comprised of U.S. government securities, 53.6%, or $20.7 million, carry the two highest “Investment Grade” ratings of “Aaa/AAA” or “Aa/AA”, while 46.4%, or $18.0 million, carry an upper-medium “Investment Grade” rating of at least “A/A”. Our investment portfolio does not contain any government sponsored enterprises, or GSE preferred securities, or any distressed corporate securities that required an other-than-temporary impairment charge as of March 31, 2016.

We classify our investment securities as “held-to-maturity” or “available-for-sale” pursuant to ASC 320-10. Investment securities that we intend to hold until maturity are classified as held-to-maturity, and all other investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains and losses as a valuation allowance and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Credit related declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. The Company did not have an other-than-temporary impairment in the investment portfolio during the first quarter of 2016. The fair market values of our held-to-maturity and available-for-sale securities were respectively, $20,000 and $512.3 million, at March 31, 2016.

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

The following table summarizes the amortized cost, fair value, net unrealized gain (loss), and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

(Dollars in Thousands)

	As of March 31, 2016			As of December 31, 2015
	Amortized Cost	Fair Value	Net Unrealized Gain	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
Held-to-Maturity:
Collateralized mortgage obligations (residential)	$19	$20	$1	$21	$22	$1
Total investment securities held-to-maturity	$19	$20	$1	$21	$22	$1

Available-for-Sale:
Securities of government sponsored enterprises	$63,846	$64,109	$263	$73,828	$73,835	$7
Mortgage backed securities (residential)	164,381	166,769	2,388	171,781	171,698	(83)
Collateralized mortgage obligations (residential)	238,321	242,697	4,376	250,809	251,395	586
Corporate securities	15,019	15,220	201	15,015	15,260	245
Municipal securities	21,580	23,462	1,882	21,558	23,336	1,778
Total investment securities available-for-sale	$503,147	$512,257	$9,110	$532,991	$535,524	$2,533

Holdings of our investment securities decreased to $512.3 million at March 31, 2016, compared to holdings of $535.5 million at December 31, 2015. Total investment securities as a percentage of total assets were 10.9% and 11.4%, at March 31, 2016 and December 31, 2015, respectively. Securities with a total fair value of approximately $400.8 million and $425.1 million were pledged to secure public deposits, or for other purposes required or permitted by law, at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, our investment securities classified as held-to-maturity, carried at amortized cost, decreased to $19,000, compared to $21,000 at December 31, 2015. Our investment securities classified as available-for-sale, stated at fair value, decreased to $512.3 million at March 31, 2016, from $535.5 million at December 31, 2015. The $23.2 million decrease in investment securities during the three months ended March 31, 2016 was comprised of $10.0 million in a called security and $19.8 million in the principal pay-downs and amortizations/accretions offset with a $6.6 million increase in the fair value of investment securities.

As of March 31, 2016, the net unrealized gains in the investment portfolio were $9.1 million, compared to $2.5 million in net unrealized gains at December 31, 2015. The increase in the net unrealized gain position can be attributed to a decrease in long term Treasury yields at March 31, 2016, compared to rates at December 31, 2015.

Loan Portfolio

Gross loans are comprised of loans receivable and loans held-for-sale and is reported as net outstanding active principal balances net of discount. Total loans is gross loans net of any unearned income, or unamortized deferred fees and costs, and premiums. Interest from loans is accrued daily on a simple interest basis. Net loans, or total loans net of allowance for loan losses (including loans held-for-sale), totaled $3.83 billion at March 31, 2016, compared to $3.79 billion at December 31, 2015. The increase in net loans is attributable to loan originations during the three months ended March 31, 2016. Net loans as a percentage of total assets was 81.2% at March 31, 2016, up from 80.5% at December 31, 2015.

The following table presents the amount of loans outstanding and the percentage distributions of each loan segment, as of the dates indicated:

Distribution of Loans and Percentage Composition of Loan Portfolio

(Dollars in Thousands)

	March 31, 2016	December 31, 2015
Construction	$37,593	$21,025
Real estate secured	3,055,783	3,023,621
Commercial and industrial	789,722	795,772
Consumer	12,338	15,132
Gross loans (1)	3,895,436	3,855,550
Deferred loans fees and unearned income	(10,108)	(10,623)
Total loans	3,885,328	3,844,927
Allowance for losses on loans	(52,668)	(52,405)
Net loans	$3,832,660	$3,792,522

Percentage breakdown of gross loans:
Construction	1.0%	0.5%
Real estate secured	78.4%	78.4%
Commercial and industrial	20.3%	20.7%
Consumer	0.3%	0.4%

(1) Gross loans includes held-for-sale of $90.4 million and $25.2 million, at March 31, 2016 and December 31, 2015, respectively.

Construction loans increased to $37.6 million, or 1.0% of gross loans, at the end of the first quarter of 2016, compared to $21.0 million, or 0.5% of gross loans, at the end of the fourth quarter of 2015. The increase in construction loans at March 31, 2016, compared to December 31, 2015, was due to the funding of several construction loan commitments during the first quarter of 2016.

Real estate secured loans totaled $3.06 billion at March 31, 2016 and $3.02 billion at December 31, 2015. Real estate secured loans as a percentage of gross loans were 78.4% at both March 31, 2016 and December 31, 2015. Residential mortgage loans represent a small but growing portion of our total real estate secured loan portfolio. Total residential mortgage loans outstanding increased to $268.1 million at March 31, 2016 compared to $244.9 million at December 31, 2015.

Commercial and industrial loans at March 31, 2016 decreased to $789.7 million compared to $795.8 million at December 31, 2015. Commercial and industrial loans as a percentage of gross loans totaled 20.3% at March 31, 2016, and 20.7% at December 31, 2015. The decline in commercial and industrial loans was mostly due to a decline in warehouse lines of credit outstanding at March 31, 2016 compared to the March 31, 2015. Warehouse lines of credit, which are included in commercial and industrial loans, totaled $237.5 million at March 31, 2016, compared to $245.4 million at December 31, 2015.

Consumer loans represented less than 1% of gross loans at March 31, 2016 and December 31, 2015. The majority of consumer loans are concentrated in cash secured personal lines of credit. Given current economic conditions, we have reduced our efforts in consumer lending, but continue to originate consumer loans that are secured by cash deposits due to the minimal risk associated with these types of loans. At March 31, 2016, consumer loans declined to $12.3 million, or 0.3% of gross loans, from $15.1 million, or 0.4% of gross loans, at December 31, 2015.

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

At March 31, 2016, held-for-sale loan totaled $90.4 million, consisting of $78.0 million in residential mortgage loans held-for-sale, $11.6 million in SBA loans held-for-sale and $797,000 in real estate secured impaired loans held-for-sale. At December 31, 2015, held-for-sale loans totaled $23.2 million, consisting of $19.7 million in residential mortgage loans held-for-sale and $5.5 million in SBA loan held-for-sale. The increase in held-for-sale loans during the three months ended March 31, 2016 was primarily due to $51.7 million in portfolio residential mortgage loans that were grouped together to be sold in two bulk sales. These loans are expected to be sold in the second quarter of 2016.

Non-performing Assets

Non-performing assets (“NPAs”) consist of non-performing loans (“NPLs”) and OREO. NPLs are reported at their outstanding net active principal balances, net of any portion guaranteed by the SBA, and consist of loans on non-accrual status and loans 90 days or more past due and still accruing interest. OREO properties, which management intends to sell, were acquired through loan foreclosures, or by similar means, and are classified as non-performing assets. We had 10 OREO properties at March 31, 2016 with a total balance of $10.1 million.

The following is a summary of total non-performing assets for the dates indicated:

Non-performing Assets

(Dollars in Thousands)

	March 31, 2016	December 31, 2015	March 31, 2015
Total non-accrual loans (net of SBA guarantee):
Real estate secured	$20,007	$15,422	$25,329
Commercial and industrial	5,194	6,272	7,193
Consumer	—	—	—
Total non-accrual loans*	25,201	21,694	32,522
Total loans 90 days or more past due and still accruing	—	—	—
Total non-performing loans	25,201	21,694	32,522

Other real estate owned	10,128	9,179	7,411
Total non-performing assets	$35,329	$30,873	$39,933

Non-performing loans as a percentage of total loans	0.65%	0.56%	0.92%

* SBA guaranteed portions totaled $9.3 million, $4.9 million, and $7.5 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

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

At March 31, 2016, the Company had $38.4 million in TDR loans of which $27.1 million were performing in accordance with their modified terms. The remaining $11.3 million in TDR loans were classified as non-performing. As such, not all of our TDR loans are classified as non-performing although all TDR loans are considered impaired.

Total NPLs, net of SBA guaranteed portions, totaled $25.2 million, or 0.65% of total loans (gross loans net of deferred fees and costs), at March 31, 2016, compared to $21.7 million, or 0.56% of total loans, at December 31, 2015, and $35.5 million, or 0.92% of total loans, at March 31, 2015. There were no loans past due 90 or more days and still accruing at March 31, 2016, December 31, 2015, or March 31, 2015. Allowance coverage of non-performing loans at March 31, 2016 was 208.99%, compared to 241.56% at December 31, 2015, and 148.12% at March 31, 2015.

No interest income related to non-accrual loans was included in interest income for the three months ended March 31, 2016 and March 31, 2015. Additional income of approximately $118,000 would have been recorded during the three months ended March 31, 2016 had these loans been paid in accordance with their original terms during the periods indicated. Additional income of approximately $111,000 would have been recorded during the three months ended March 31, 2015 had these loans been paid in accordance with their original terms during the periods indicated.

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

TDR loans are classified as performing unless they are in non-accrual status, or 90 days or more delinquent, as of the end of the most recent quarter. All TDR loans, regardless of whether they are performing or non-performing, are considered impaired. At March 31, 2016, the balance of non-accrual TDR loans totaled $11.3 million, and TDR loans performing in accordance with their modified terms totaled $27.1 million. At December 31, 2015, the balance of non-accrual TDR loans totaled $8.2 million, and TDR loans performing in accordance with their modified terms totaled $29.8 million.

At March 31, 2016, the balance of TDR loans, net of SBA guaranteed portions, totaled $38.4 million, compared to $38.0 million at December 31, 2015. TDR loan inflows totaled $2.9 million during the three months ended March 31, 2016. TDR outflows during the three months ended March 31, 2016 totaled $6.3 million.

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

Special Mention — Loans that are currently protected but exhibit an increasing degree of risk based on weakening credit strength and/or repayment sources. Contingent or remedial plans to improve the Bank’s risk exposure is documented.

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

Net loan charge-offs for the first quarter of 2016 totaled $237,000, compared to net charge-offs of $454,000 for the first quarter of 2015. Total net loan charge-offs for the first quarter of 2016 were comprised of $173,000 in real estate secured net charge-offs and $64,000 in commercial and industrial loan net charge-offs. Annualized net charge-offs to average total loans for the first quarter of 2016 was 0.03%. Net charge-offs for the first quarter of 2015 were comprised of $132,000 in real estate secured net loan charge-offs, $332,000 in commercial and industrial loan net charge-offs, and $10,000 in consumer loan net recoveries. The annualized net charge-offs to average total loans for the first quarter of 2015 was 0.05%.

The allowance for loan losses at March 31, 2016 totaled $52.7 million, compared to $52.4 million at December 31, 2015. Allowance coverage of gross loans (excluding held-for-sale loans) at the end of the first quarter of 2016 was 1.38%, and was 1.37% at the end of the fourth quarter of 2015. The GVA portion of the allowance for loan losses at March 31, 2016 totaled $42.3 million, or 80.3% of total allowance for loan losses, and SVA on impaired loans totaled $10.4 million, or 19.7% of the total allowance for loan losses. QA included in the GVA portion of the allowance for loan losses totaled $34.0 million at March 31, 2016. At December 31, 2015, GVA totaled $43.3 million, or 82.6% of the total allowance for loan losses, while SVA on impaired loan totaled $9.1 million, or 17.4% of the total allowance for loan losses. QA at the end of the fourth quarter of 2015 totaled $34.8 million.

The total GVA at March 31, 2016 decreased $1.0 million compared to December 31, 2015. The decrease is largely due to the $800,000 decrease in QA and to a lesser extend a decrease of $200,000 in GVA loss rates. Due to the continued low level of charge-offs, we continue to experience a decline in historical loss ratios. Higher level net charge-off periods are dropping out of our historical horizon and more recent low levels of net charge-offs are taking their place resulting in lower loss rates in most loan categories.

The QA portion of the allowance decreased to $34.0 million at March 31, 2016, compared to $34.8 million at December 31, 2015. Total SVA portion of our allowance experienced an increase of $1.3 million during the three months ended March 31, 2016. The increase in QA during the first three months of 2016 was due mostly external economic factors.

Allowance for loan commitments at March 31, 2016 totaled $1.1 million, compared to $1.3 million at December 31, 2015. March 31, 2016, commitments to extend credit totaled $507.7 million, compared to $470.0 million at December 31, 2015. Total commitments to extend credit increased $37.7 million during the first quarter of 2016. The decrease in allowance for loan commitments reflects the decrease in unfunded commitment utilization rates and a decline in loss rates.

Although management believes our allowance for loan losses at March 31, 2016 is adequate to absorb losses from any known inherent risks in the portfolio, no assurance can be given that economic conditions which could adversely affect our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

The table below summarizes for the periods indicated, changes to the allowance for loan losses and allowance for loan commitments arising from loan charge-offs, recoveries on loans previously charged-off, credit  for losses on loans and loan commitments, and certain ratios related to the allowance for loan losses and loan commitments:

Allowance for Loan Losses and Loan Commitments

(Dollars in Thousands)

	Three Months Ended,
	March 31, 2016	March 31, 2015
Balances:
Allowance for loan losses:
Balances at beginning of period	$52,405	$48,624

Charge-offs:
Real estate secured	219	325
Commercial and industrial	379	999
Total charge-offs	598	1,324

Recoveries on loans previously charged off:
Real estate secured	46	193
Commercial and industrial	315	667
Consumer	—	10
Total recoveries	361	870

Net loan charge-offs	237	454

Provision for losses on loans	500	—
Balances at end of period	$52,668	$48,170

Allowance for loan commitments:
Balances at beginning of period	$1,261	$1,023
Credit for losses on loan commitments	(200)	—
Balance at end of period	$1,061	$1,023

Ratios:
Net loan charge-offs to average total loans (annualized)	0.03%	0.05%
Allowance for loan losses to gross loans receivable at end of period (excluding loans held-for-sale)	1.38%	1.37%
Net loan charge-offs to allowance for loan losses at end of period	0.45%	0.94%
Net loan charge-offs to provision for loan losses and loan commitments	79.00%	0.00%

The table below summarizes for the end of the periods indicated, the balance of our allowance for loan losses by loan type and the percentage of allowance for loan losses to gross loans receivable balance by loan segment:

Distribution and Percentage Composition of Allowance for Loan Losses

(Dollars in Thousands)

	March 31, 2016			December 31, 2015
	Reserve	Loans Receivable *	(%)	Reserve	Loans Receivable *	(%)
Construction	$405	$37,593	1.08%	$219	$21,025	1.04%
Real estate secured	32,348	2,969,964	1.09%	33,830	3,000,181	1.13%
Commercial and industrial	19,802	785,149	2.52%	18,215	793,989	2.29%
Consumer	113	12,338	0.92%	141	15,132	0.93%
Total gross loans receivable	$52,668	$3,805,044	1.38%	$52,405	$3,830,327	1.37%

* Held-for-sale loans of $90.4 million and $25.2 million at March 31, 2016 and December 31, 2015, respectively, were excluded from the total.

Contractual Obligations

The following table represents our aggregate contractual obligations to make future payments (principal and interest) as of March 31, 2016:

(Dollars in Thousands)	One Year or Less	Over One Year To Three Years	Over Three Years To Five Years	Over Five Years	Total
FHLB Advances	$53,431	$6,856	$151,662	$—	$211,949
Junior Subordinated Debentures	321	—	—	82,476	82,797
Operating Leases	6,358	9,188	4,981	1,927	22,454
Investments in Affordable Housing Partnerships	5,302	8,765	1,122	—	15,189
Time Deposits	1,423,838	155,053	8,666	433	1,587,990
Total	$1,489,250	$179,862	$166,431	$84,836	$1,920,379

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not shown or stated in on our balance sheet.

At March 31, 2016 and December 31, 2015, we had commitments to extend credit of $507.7 million and $470.0 million, respectively. Obligations under standby letters of credit totaled $15.4 and $15.0 million, at March 31, 2016 and December 31, 2015, respectively. Total commercial letters of credit totaled $70.4 million at March 31, 2016 and $75.9 million at December 31, 2015. Commitments to fund investments in affordable housing partnerships totaled $15.2 million at the end of the first quarter of 2016, compared to $15.7 million at the end of the fourth quarter of 2015. Operating lease commitments totaled $22.5 million at the end of the first quarter of 2016 and $23.6 million at the end of the fourth quarter of 2015.

The Company enters into various stand-alone mortgage banking derivatives in order to hedge the risk associated with the fluctuation of interest rates. Changes in fair value are recorded as mortgage banking revenue. Residential mortgage loans funded with interest rate lock commitments and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. At March 31, 2016, we had approximately $44.6 million in interest rate lock commitments and $27.0 million in total forward sales commitments for the future delivery of residential mortgage loans, compared to approximately $35.7 million in interest rate lock commitments and $17.1 million in total forward sales commitments for the future delivery of residential mortgage loans at December 31, 2015.

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $120,000 at both March 31, 2016 and December 31, 2015, and $135,000 at March 31, 2015. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

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

At March 31, 2016, the Bank had approximately $44.6 million in interest rate lock commitments and $27.0 million in forward sales commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives is represented by a derivative asset of $375,000 and a derivative liability of $142,000 at March 31, 2016. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. Changes in the fair values of these mortgage banking derivatives are recorded as net change in fair value of derivatives in non-interest income.

Deposits and Other Sources of Funds

Deposits are our primary funding source for loan originations and investment purchases. Total deposits increased to $3.85 billion at March 31, 2016, compared to $3.84 billion at December 31, 2015. Non-time deposits at March 31, 2016 increased to $2.27 billion, from $2.24 billion at December 31, 2015, and time deposits increased to $1.58 billion at March 31, 2016, from $1.60 billion at December 31, 2015. As of March 31, 2016, total time deposits equal to or more than $250,000 totaled $805.1 million. Time deposits with balances equal to or greater than $250,000 at December 31, 2015 totaled $813.6 million.

The increase in deposits of $13.7 million from December 31, 2015 to March 31, 2016 consisted of an $18.4 million increase in demand deposit accounts, an increase in money market accounts and NOW accounts of $15.7 million, and an increase in savings of $1.8 million offset by a decrease in time deposits of $22.2 million.

The average rate paid on time deposits in denominations of $100,000 or more for the first quarter of 2016 increased to 0.91%, from 0.80% for the same period of the prior year. The average rate paid on other time deposits increased from 0.86% for the first quarter of 2015, to 0.92% for the first quarter of 2016. The average rate paid on money market, savings, and NOW accounts was 0.79% for the first quarter of 2016, and 0.77% for the first quarter of 2015. We plan to closely monitor interest rate trends and our deposit rates in order to maximize our net interest margin and profitability in future quarters. Total cost of deposits increased from 0.58% for the quarter ended March 31, 2015, to 0.62% for the quarter ended March 31, 2016.

The following table summarizes the distribution of average deposits and the average rates paid for the quarters indicated:

Average Deposits

(Dollars in Thousands)

	Three Months Ended,
	March 31, 2016		December 31, 2015		March 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, non-interest-bearing deposits	$1,064,702	N/A	$1,103,156	N/A	$923,650	N/A
Savings deposits	134,064	1.52%	132,186	1.53%	129,239	1.55%
NOW deposits	37,936	0.26%	34,586	0.27%	29,230	0.23%
Money market deposits	1,008,081	0.71%	982,301	0.69%	844,576	0.67%
Time deposits of $100,000 or more	1,342,858	0.91%	1,407,298	0.89%	1,297,961	0.80%
Other time deposits	246,197	0.92%	263,322	0.91%	265,626	0.86%
Total deposits	$3,833,838	0.62%	$3,922,849	0.61%	$3,490,282	0.58%

The scheduled maturities of our time deposits of denominations of $100,000 or greater at March 31, 2016 was as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

March 31, 2016
Three months or less	$460,400
Over three months through six months	465,143
Over six months through twelve months	278,311
Over twelve months	132,457
Total	$1,336,311

The Company did not have any depositors that had an aggregate of more than 1% of total deposits aside from the California State Treasury which had total deposit balances representing 7.8% of our total deposits at both March 31, 2016 and December 31, 2015.

In addition to our regular customer base, we also utilize brokered deposits from time to time on a selective basis to augment deposit growth. The Company had brokered time deposits totaling $33.1 million at March 31, 2016, and $48.3 million at December 31, 2015. The decline in brokered time deposits was due to the maturity of brokered deposits during 2015. The increase in cost of deposits from the fourth quarter of 2015 to the first quarter of 2016, was largely due to the increase in cost of time deposits from our time deposit promotion. We initially started the deposit campaign to fund the large amount of loan growth we were experiencing in the second half of 2015 and to increase our liquidity as our loans to deposits ratio was nearing the 100% level. The deposit campaign was discontinued in the second quarter of 2015. Our current focus is on keeping our cost of funds down through the management of our deposit mix, particularly through the growth of demand deposits.

Although deposits are the primary source of funds for funding loans, investing activities, and for other general business purposes, we also obtain advances from the FHLB as an alternative to retail deposit funds. We have historically utilized borrowings from the FHLB in order to take advantage of their flexibility and comparatively low cost. At March 31, 2016, the Company had $200.0 million of FHLB advances outstanding.

Other Liabilities

Other liabilities consists of accrued expenses payable, BOLI accumulated postretirement benefit obligations, cash dividends payable, and income taxes payable, and other suspense and payable liabilities. At March 31, 2016, other liabilities totaled $22.0 million, compared to $23.6 million at December 31, 2015.

Asset/Liability Management

We seek to ascertain optimum and stable utilization of available assets and liabilities as a means to attain our overall business plans and objectives. In this regard, we focus on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk, and credit risk. See further discussion on these risks in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Information concerning interest rate risk management is set forth under “Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash outflow requirements. Liquidity is also required to meet regulatory guidelines and requirements, while providing for deposit withdrawals, credit needs of customers, and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant losses, and involves raising cash or maintaining funds without incurring excessive additional costs. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans held-for-sale, and securities available-for-sale. Our liquid assets at March 31, 2016 and December 31, 2015 totaled $808.6 million and $679.0 million, respectively. Included in liquid assets are securities pledged to secure deposits totaling $331.9 million and $351.9 million at March 31, 2016 and December 31, 2015, respectively. Our liquidity level measured as the percentage of liquid assets as a percentage of total assets totaled 17.1% and 14.4%, at March 31, 2016 and December 31, 2015, respectively. Not including securities pledged to secure deposits, liquid assets to total assets ratio at March 31, 2016 and December 31, 2015 were 10.1% and 6.9%, respectively.

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

As a secondary source of liquidity, we accept brokered deposits, federal funds facilities, repurchase agreement facilities, and we obtain advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by our loans, securities, and/or stock issued by the FHLB and owned by the Company. Advances are made pursuant to several different programs. Each credit program has its own range of interest rates and range of maturities. Depending on the program, limitations on the amount of advances available are based either on a fixed percentage of an institution’s net worth, the FHLB’s assessment of the institution’s creditworthiness, or the amount of collateral pledged at the FHLB. At March 31, 2016, our borrowing capacity with the FHLB of San Francisco was $1.41 billion, with $200.0 million in outstanding borrowings. Total remaining borrowing capacity at the FHLB was $1.20 billion at March 31, 2016. In addition to our FHLB borrowing capacity, we also maintain lines of credit with correspondent banks and the Federal Reserve Bank Discount Window to be utilized as needed. At March 31, 2016, the availability of these lines totaled $82.5 million, with no outstanding borrowings.

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

We are also subject to various regulatory capital requirements administered by federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can trigger regulatory actions under the prompt corrective action rules which could have a material adverse effect on our financial condition and operations. Prompt corrective action may include regulatory enforcement actions that restricts dividend payments, requires the adoption of remedial measures to increase capital, terminates FDIC deposit insurance, and mandates the appointment of a conservator or receiver in severe cases. In addition, failure to maintain a well-capitalized status may adversely affect the evaluation of regulatory applications for specific transactions and activities, including acquisitions, continuation and expansion of existing activities, commencement of new activities, and could adversely affect our business relationships with our existing and prospective clients. The aforementioned regulatory consequences for failing to maintain adequate ratios of Tier 1, Tier 1 common equity, and Tier 2 capital could have a material adverse effect on our financial condition and results of operations. The amount of capital and classification of capital are also subject to qualitative judgments by regulators about components, type of capital, risk weightings, and other factors. See Part I, Item 1 “Description of Business — Regulation and Supervision — Capital Adequacy Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding regulatory capital requirements.

As of March 31, 2016, Wilshire Bank qualified as a “well capitalized institution” under the BASEL III regulatory framework for prompt corrective action. The following table presents the regulatory capital ratio standards for well-capitalized institutions compared to capital ratios for the Company and the Bank at the dates specified:

	Actual		Required For Capital Adequacy Purposes			Required To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars In Thousands)	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of March 31, 2016
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$590,385	14.42%	$327,531	>	8.00%	$409,413	N/A
Wilshire Bank	$569,013	13.91%	$327,242	>	8.00%	$409,052	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$539,177	13.17%	$245,648	>	6.00%	$327,531	N/A
Wilshire Bank	$517,849	12.66%	$245,431	>	6.00%	$327,242	8.00%

Tier 1 Common Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$469,599	11.47%	$184,236	>	4.50%	$266,119	N/A
Wilshire Bank	$517,849	12.66%	$184,073	>	4.50%	$265,884	6.50%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$539,177	11.67%	$184,866	>	4.00%	$231,083	N/A
Wilshire Bank	$517,849	11.22%	$184,696	>	4.00%	$230,870	5.00%

As of December 31, 2015
Total Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$576,703	14.11%	$326,873	>	8.00%	$408,591	N/A
Wilshire Bank	$550,898	13.50%	$326,346	>	8.00%	$407,933	10.00%

Tier 1 Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$525,563	12.86%	$245,155	>	6.00%	$326,873	N/A
Wilshire Bank	$499,873	12.25%	$244,760	>	6.00%	$326,346	8.00%

Tier 1 Common Capital (to risk-weighted assets):
Wilshire Bancorp, Inc.	$458,825	11.23%	$183,866	>	4.50%	$265,584	N/A
Wilshire Bank	$499,873	12.32%	$183,570	>	4.50%	$265,156	6.50%

Tier 1 Capital (to quarterly average assets):
Wilshire Bancorp, Inc.	$525,563	11.30%	$186,067	>	4.00%	$232,583	N/A
Wilshire Bank	$499,873	10.77%	$185,733	>	4.00%	$232,167	5.00%

The new Basel III capital requirements went into effect for the Company on January 1, 2015. The rules include changes to risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and refines the definition of what constitutes “capital” for purposes of calculating those ratios. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements. The capital conservation buffer was phased-in beginning on January 1, 2016 and for the next four years the buffer will incrementally increase as follows: 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a Tier 1 common equity capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the minimum ratios including the buffer. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. As of March 31, 2016, the Company and the Bank exceeded the minimum required ratios with the required 0.625% buffer and also exceeded the minimum required ratios had capital conservation buffer been fully phased-in.

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

In general, based upon our current mix of deposits, loans, and investments, a decrease in interest rates of 100 basis points or more would result in a decrease in the Bank’s net interest income  and EVE, while increases in interest rates would result in increases in net interest income. An increase in interest rates of up to 200 basis points would increase EVE, while an increase in interest rate of 300 basis points or more would result in a decline in the Bank’s EVE. Structurally, cash flows on longer term assets are expected to extend as anticipated prepayment speeds slow down with higher interest rates. Based on these results, our balance sheet is currently “asset sensitive” from a net interest income sensitivity perspective in a short-term time horizon. Management believes that the assumptions used to evaluate the vulnerability of our operations to changes in interest rates approximates actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities, and the estimated effects of changes in interest rates on our net interest income and EVE, could vary substantially if different assumptions are used or actual experience differs from the historical experience on which the assumptions are based.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities at March 31, 2016 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period, if it can be repriced or if it matures within that timeframe. However, actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis
 (Dollars in Thousands)

	At March 31, 2016
	Amounts Subject to Repricing Within
	0-3 months	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets:
Gross loans	$1,451,259	$138,598	$2,045,716	$259,863	$3,895,436
Investment securities	—	15,374	263,818	233,084	512,276
Federal funds sold and other cash equivalents	91,333	—	—	—	91,333
Total	$1,542,592	$153,972	$2,309,534	$492,947	$4,499,045

Interest-bearing liabilities:
Savings deposits	$135,723	$—	$—	$—	$135,723
Time deposits of $100,000 or more	460,400	743,454	132,211	246	1,336,311
Other time deposits	49,064	163,465	30,627	10	243,166
Other interest-bearing deposits	1,031,567	—	—	—	1,031,567
FHLB advances	50,000	—	150,000	—	200,000
Junior Subordinated Debenture	72,077	—	—	—	72,077
Total	$1,798,831	$906,919	$312,838	$256	$3,018,844

Interest rate sensitivity gap	$(256,239)	$(752,947)	$1,996,696	$492,691	$1,480,201
Cumulative interest rate sensitivity gap	$(256,239)	$(1,009,186)	$987,510	$1,480,201
Cumulative interest rate sensitivity gap ratio (based on total assets)	–5.43%	–21.38%	20.92%	31.36%

The following table sets forth our estimated net interest income percentage change and EVE percentage change over a 12-month period based on the indicated changes in market interest rates as of March 31, 2016. The net interest income percentages represent changes for twelve months in a stable interest rate environment.

Change (In Basis Points)	Net Interest Income Change (%)	Economic Value of Equity (EVE) Change (%)
+400	12.38%	-10.08%
+300	9.86%	-4.19%
+200	7.22%	0.44%
+100	4.02%	2.43%
0	—	—
- 100	-0.96%	-6.14%
- 200	-1.61%	-19.76%
- 300	-1.70%	-24.76%

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.               Legal Proceedings

In the normal course of business, we are involved in various legal claims. We have reviewed all legal claims against us with counsel and have taken into consideration the views of such counsel as to the potential outcome of the claims. Loss contingencies for all legal claims totaled $120,000 at both March 31, 2016 and December 31, 2015, and $135,000 at March 31, 2015. It is reasonably possible we may incur losses in addition to the amounts we have accrued. However, at this time, we are unable to estimate the range of additional losses that are reasonably possible because of a number of factors, including the fact that certain of these litigation matters are still in their early stages and involve claims that we believe have little to no merit. Management has considered these and other possible loss contingencies and does not expect the amounts to be material to any of the consolidated financial statements.

Item 1A.      Risk Factors

No material changes from previous disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as such has been amended from time to time.

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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Unaudited Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE BANCORP, INC.

Date: May 2, 2016	By:	/s/ Alex Ko
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

101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, (ii) Unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Unaudited Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015, (v) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Unaudited Notes to Consolidated Financial Statements.